Form 10-Q
period 1997-07-31
QAD INC
filed 1997-09-15
CIK 1036188

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended        July 31, 1997
                                    ---------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition from                       to
                        ---------------------    -------------------------

Commission File Number
                       ----------------------------------

                                       QAD INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                Delaware;                              77-0462381
     (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


                     6450Via Real, Carpinteria, California 93013
--------------------------------------------------------------------------------
                                    (805) 681-6614


--------------------------------------------------------------------------------
             (address, including zip code and telephone number including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes__X____. No______.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__X____. No________.


The number of shares outstanding of the issuer's common stock as of the close of business on September 11, 1997 is 29,100,760.

                                      QAD, Inc.
                                        Index

Part I

    Financial Information                                              Page

    Item 1    Financial Statements
              Consolidated Statements of Income
              Three-Month and Six-Month Periods ended
              July 31, 1997 and July 31, 1996                           1

              Condensed Consolidated Balance Sheets at
              July 31, 1997 and January 31, 1997                        2

              Condensed Consolidated Statements of Cash Flows
              Six-Month Periods ended
              July 31, 1997 and July 31, 1996                           3

              Notes to Condensed Consolidated Financial
              Statements                                                4

    Item 2    Management's Discussion and Analysis of
              Financial Condition and Results of Operations             6


Part II

    Other Information

    Item 1    Legal Proceedings                                         14

    Item 2    Changes in Securities                                     14

    Item 3    Defaults upon Senior Securities                           14

    Item 4    Submission of Matters to a Vote of Security Holders       14

    Item 5    Other Information                                         14

    Item 6    Exhibits and Reports on Form 8-K                          14

                            Part I - Financial Information
                                      QAD, Inc.
                          Consolidated Statements of Income
                                     (Unaudited)
                       (In thousands, except per share amounts)


                                                     THREE MONTHS                     SIX MONTHS
                                                    ENDED  JULY 31                  ENDED JULY 31,
                                                 1996          1997                1996        1997
Revenue:
  License Fees                                  23,151       24,959              34,221      44,107
  Maintenance and other                         10,404       16,702              19,450      29,626
                                                ------       ------              ------      ------
      Total Revenues                            33,555       41,661              53,671      73,733

Cost and expenses:
   Cost of revenues                              7,177       10,273              14,040      18,719
   Sales and marketing                          12,395       18,818              26,111      32,206
   Research and development                      5,438        6,726              11,359      12,806
   General and administrative                    3,000        4,333               6,774       8,063
                                                ------       ------              ------      ------
      Total cost and expenses                   28,010       40,150              58,284      71,794

Operating income (loss)                          5,545        1,511             (4,613)       1,939

Other (income) expense:
      Total other (income) expense                 396          307                 679        (99)
                                                   ---          ---                 ---        ----

Income (loss) before income taxes                5,149        1,204             (5,292)       2,038

Income tax expense (benefit)                     1,636          463             (1,488)         737
                                                 -----          ---             -------         ---
Net income                                  $    3,513   $      741         $   (3,804)  $    1,301
                                            ----------   ----------         -----------  ----------
                                            ----------   ----------         -----------  ----------

Net income per share                        $     0.15   $     0.03         $    (0.16)  $     0.05
                                            ----------   ----------         -----------  ----------
                                            ----------   ----------         -----------  ----------
Shares used in computation                      23,146       24,115              23,119      24,069

Net income per share (pro forma)            $     0.14   $     0.04         $    (0.11)  $     0.08
                                            ----------   ----------         -----------  ----------
                                            ----------   ----------         -----------  ----------
Shares used in computation                      28,135       29,104              28,108      29,058



See accompanying notes to the Condensed Consolidated Financial Statements

                                      QAD, Inc.
                         Condensed Consolidated Balance Sheets
                                     (Unaudited)
                                    (In thousands)



                           Assets                                JANUARY 31,     JULY 31,
                                                                    1997           1997
                                                                 -----------    -----------
Current assets:
    Cash                                                       $       301            952
    Trade accounts receivable, net of allowances of $3,694
      for January 31,1997 and $4,646 for July 31, 1997              46,745         55,188
    Deferred income taxes                                            4,816          3,560
    Other current assets                                             2,112          2,975
                                                                 -----------    -----------

        Total current assets                                        53,974         62,675

Property and equipment, net                                         18,071         21,651
Capitalized software, net                                            1,065          1,428
Other assets, net                                                    1,986          2,575
Deferred income taxes                                                2,154          4,718
                                                                 -----------    -----------

                                                               $    77,250         93,047
                                                                 -----------    -----------
                                                                 -----------    -----------

        Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable and current installments of long-term debt   $     8,465         17,191
    Accounts Payable and Accrued liabilities                        22,142         23,216
    Income taxes payable                                               741            505
    Deferred revenue and deposits                                   28,602         34,859
                                                                 -----------    -----------

        Total current liabilities                                   59,950         75,771

    Long-term debt, less current installments                        5,036          3,631
    Other deferred liabilities                                       1,460          1,673

Stockholders' equity:
    Preferred stock, no par value. Authorized 5,000,000 shares;
      none issued and outstanding                                      -              -
    Common stock, no par value. Authorized 150,000,000 shares;
      issued and outstanding 22,218,572 at January 31,1997 and
      22,490,660 at July 31, 1997                                    5,942          6,308
    Retained earnings                                                7,539          8,840
    Stockholder's Receivable                                          (197)          (397)
    Unearned compensation - restricted stock                        (2,129)        (2,245)
    Cumulative foreign currency translation adjustments               (351)          (534)
                                                                 -----------    -----------

        Total stockholders' equity                                  10,804         11,972
                                                                 -----------    -----------

                                                               $    77,250         93,047
                                                                 -----------    -----------
                                                                 -----------    -----------


See accompanying notes to condensed consolidated financial statements

                                      QAD, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                    (In thousands)


                                                              For the Six Month Periods Ended
                                                              -------------------------------
                                                               July 31,            July 31,
                                                                 1996               1997
                                                               ---------       --------------
Net cash provided by (used in) operating activities            $   6,858       $         (558)

Investing activities:
   Additions to land & building                                     (125)                (198)
   Purchases of Property and Equipment                            (2,040)              (5,929)
                                                               ---------       --------------
Net cash used in investing activities                          $  (2,165)      $       (6,127)

Financing activities:
   Borrowings Under Line of Credit                                   -                  9,374
   Repayments of Line of Credit & debt                            (4,196)              (2,053)
   Proceeds from issuance of common stock                            -                    215
   Repurchases of common stock                                       (85)                 -
   Loans to stockholders                                              (8)                (200)
                                                               ---------       --------------
Net cash provided by (used in) financing activities            $  (4,289)      $        7,336

Increase in cash                                               $     404       $          651
                                                               ---------       --------------
                                                               ---------       --------------

   Cash at beginning of period                                 $   1,463       $          301

   Cash at end of period                                       $   1,867       $          952



             See accompanying notes to consolidated financial statements

                                      QAD, Inc.
                  Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


1.  Basis of Presentation

The Condensed Consolidated Balance Sheet as of July 31, 1997, the Condensed Consolidated Statements of Income for the three-month and six-month periods ended July 31, 1997 and 1996 and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 31, 1997 and 1996 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's S-1 Registration Statement filed on August 6, 1997 with the Securities and Exchange Commission. The results of operations for the three and six-month periods ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

2.  Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share. The overall objective of the Statement No. 128 is to simplify the calculation of earnings per share by excluding the dilutive effect of stock options and warrants from the "basic" earnings per share calculation. The statement is effective for interim and annual financial statements for the periods ending after December 31, 1997 and earlier application is not permitted. The Company will not be required to adopt such statement until after its first quarter of fiscal 1999 and such adoption, when effective, is not expected to result in a materially different disclosure of "dilutive" earnings per share than currently disclosed.

Additionally, the FASB has issued two new accounting standards SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," these statements will affect the disclosure requirements for the fiscal 1999 annual financial statements. Currently the Company is evaluating the effect of these new statements.

3.  Subsequent Event

On August 6, 1997, the company completed its initial public offering of 5,750,000 shares of Common Stock. On August 11, 1997, the Company received approximately $80.2 million in proceeds from the offering, $19.9 million of which was immediately used to repay and retire debt. Additionally, on August 12, 1997, the underwriters exercised their option to purchase 862,500 shares of the Company's common stock, for which the Company received additional proceeds of approximately $12.0 million. The unaudited pro forma information below presents the consolidated performance and financial position as if the offering had occurred at the beginning of the period.

                                      QAD, Inc.
                    Pro Forma Condensed Consolidated Balance Sheet
                                     (Unaudited)
                                    (In thousands)

                                                                  July 31,
                                                                    1997
                                                                    ----
              Assets

Current Assets
   Cash                                                         $   73,333
   Trade accounts receivable, net of
     allowances of $4,646                                           55,188
   Other current assets                                              5,515
                                                                  --------
        Total current assets                                       134,036

Property and equipment, net                                         21,651
Capitalized software, net                                            1,428
Other long term assets                                               7,293
                                                                   -------
                   Total assets                                 $  164,408
                                                                   -------
                                                                   -------

        Liabilities and Stockholders' Equity
Current liabilities
   Notes payable and current
     installments of long-term debt                             $      183
   Accounts payable and accrued liabilities                         23,590
   Income taxes payable                                                505
   Deferred revenue and deposits                                    34,859
                                                                    ------
        Total current liabilities                                   59,137

Long-term debt, less current installments                              776
Other deferred liabilities                                           1,673

Stockholders' equity
   Preferred Stock, no par value. Authorized
     5,000,000; none issued and outstanding
   Common stock, no par value. Authorized
     150,000,000 shares; issued and outstanding
     29,103,160 shares at July 31, 1997                             97,158
   Retained earnings                                                 8,840
   Receivable from stockholders                                       (397)
   Unearned compensation -
     restricted stock                                               (2,245)
   Cumulative for. currency
     translation adjustment                                           (534)
                                                                    ------

       Total stockholders' equity                                  102,822
                                                                   -------
                   Total liabilities and
                     stockholders' equity                       $  164,408
                                                                   -------
                                                                   -------


Additionally, interest expense would have been reduced by $.9 million and $.7 million had the offering occurred at the beginning of the six month periods ended July 31, 1997 and 1996, respectively, and by $.5 million and $.4 million had the offering occurred at the beginning of the three month periods ended July 31, 1997 and 1996, respectively. Refer to the Condensed Consolidated Statements of Income on page 1 for the per share effect of this pro forma adjustment.

                                       QAD Inc.
              Management's Discussion & Analysis of Financial Condition
                              and Results of Operations


This report contains forward-looking statements which reflect the current views of the Company with respect to future events that will have an effect on its future financial performance. These statements include the words, "expects," "believes" and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" and elsewhere herein and contained in the Company's S-1 Registration Statement filed with the SEC. These factors, among other things, could cause actual results to differ materially from historical results or those currently anticipated.

RESULTS FOR THE QUARTERS ENDED JULY 31, 1997 AND 1996:

TOTAL REVENUES. Total revenues for the three months ended July 31, 1997 increased 24% to $41.7 million from $33.6 million in the same period in fiscal 1997. For the three months ended July 31, 1997, maintenance and other revenue as a percentage of total revenues increased to 40% as compared to 31% in the same period in 1996. The increase in total revenues this period was primarily due to continued growth in the Company's targeted vertical markets and revenues received from EXPLORE '97, the Company's world-wide user conference. License fees continue to be the Company's major revenue source, accounting for $25.0 million in revenues, ahead of $23.2 in the prior year.

COST OF REVENUES. Cost of revenues consists primarily of charges incurred from reselling third-party databases (and their associated maintenance contracts) which are required to run MFG/PRO software, support costs associated with MFG/PRO software maintenance contracts and the costs associated with the reproduction and delivery of the Company's software. During the three months ended July 31, 1997, cost of revenues increased 43% to $10.3 million (24.7% of total revenues) from $7.2 million (21.4% of total revenues) in the same period in fiscal 1997. The increase in dollar amount and as a percentage of total revenues was due to higher direct support costs needed to support a larger customer base and to cost incurred creating localization enhancements for international markets. Additionally, growth in revenues of reselling third-party databases resulted in comparatively higher related costs of revenue.

SALES AND MARKETING. Sales and marketing expense consists primarily of salaries and associated fringe benefits, travel and entertainment expenses and promotional and advertising costs. During the three months ended July 31, 1997, sales and marketing expense increased 52% to $18.8 million (45.2% of total revenues) from $12.4 million (36.9% of total revenues). The increase, both in dollars and as a percentage of total revenues, is attributable primarily to the expansion of the Company's global sales force as well as a salary restructure that affected all employees in the second quarter of fiscal 1997. Additionally, the second quarter of fiscal 1998 includes substantial expenses related to EXPLORE '97, the corresponding event occurred in the first quarter of the prior year.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and associated fringe benefits, related overhead expenses and amounts paid to consultants and third party developers to supplement the product development efforts of the Company's in-house staff. During the three months ended July 31, 1997, research and development expense increased 24% to $6.7 million (16.1% of total revenues) from $5.4 million (16.2% of total revenues) in the same period during fiscal 1997. Increased expenses were due primarily to increased activity related to the development of On/Q software. Increased expenses were partially offset by funds that the Company received from third parties as a result of joint venture research and development projects.

In accordance with Statement of Financial Accounting Standards No. 86, the Company expenses software development costs as they are incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. The amount of costs capitalized relates to the translation of the Company's products into foreign languages once technological feasibility has been achieved.


GENERAL AND ADMINISTRATIVE. During the three months ended July 31, 1997, general and administrative expense increased 44% to $4.3 million (10.4% of total revenues) from $3.0 million (8.9% of total revenues) in the same period in fiscal 1997. Increased expenses were due to increased personnel necessary to support the Company's global growth and expansion as well as a salary restructure that affected all employees in the second quarter of fiscal 1997. Additionally, the Company accrued charges for final payments to its prior profit sharing plan as well as charges to reduce general exposure in its emerging markets.

TOTAL OTHER (INCOME) EXPENSE. Total other (income) expense is composed primarily of interest expense, interest income and foreign exchange gains and losses as well as other miscellaneous income and expense. During the three months ended July 31, 1997, other expense decreased to $ 0.3 million from $0.4 million in the prior year primarily due to miscellaneous rental income.

RESULTS FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996

TOTAL REVENUES. Total revenues for the six months ended July 31, 1997 increased 37% to $73.7 million from $53.7 million for the same period in fiscal 1997. For the six months ended July 31, 1997, license fee revenue continued to be the Company's major source of revenue, accounting for 60% of the total revenue. The increase in total revenue was due to the Company's strengthened global presence and continued growth of, and market penetration into QAD's targeted vertical markets.

COST OF REVENUES. During the six months ended July 31, 1997, cost of revenues increased 33% to $18.7 million (25.4% of total revenues) from $14.0 million (26.2% of total revenues) for the same period in fiscal 1997. The increase was related to both the higher volume of third-party databases resold and to increase personnel needed to provide support for the larger base of maintenance contracts generated.

SALES AND MARKETING. During the six months ended July 31, 1997, sales and marketing expense increased 23% to $32.2 million (43.7% of total revenues) from $26.1 million (48.7% of total revenues) for the same period in fiscal 1997. The increase in dollars was attributable to the expansion of the Company's global sales force. The decrease as a percentage of total revenue was due to nonrecurring marketing infrastructure expenses that were made in the first quarter of fiscal 1997.

RESEARCH AND DEVELOPMENT. During the six months ended July 31, 1997, research and development expense increased 13% to $12.8 million (17.4% of total revenues) from $11.4 million (21.2% of total revenues) in the same period during fiscal 1997. This increase in expenses was due primarily to increased activity related to the development of On/Q software. Increased expenses were offset by funds that the Company received from third parties as a result of joint venture research and development projects. The decrease in research and development expense as a percentage of total revenues was primarily the result of a reduction in the utilization of third-party software developers in the first quarter of fiscal 1997.

GENERAL AND ADMINISTRATIVE. During the six months ended July 31, 1997, general and administrative expense increased 19% to $8.1 million (10.9% of total revenues) from $6.8 million (12.6% of total revenues) in the same period in fiscal 1997. Increased expenses were due to added personnel necessary to support the infrastructure created by global growth and expansion. Additionally, the Company accrued charges for final payments to its prior profit sharing plan as well as charges to reduce general exposure in its emerging markets.

TOTAL OTHER (INCOME) EXPENSE. During the six months ended July 31, 1997, other (income) expense increased to $ (0.1) million from an expense of $0.7 million. This increase was primarily the result of foreign currency translation gains and miscellaneous rental income.

LIQUIDITY AND CAPITAL RESOURCES

The Company typically finances its operations and meets its capital expenditure requirements through cash flows from operations as well as short and long term borrowings. At July 31, 1997, the Company had about $1.0 million in cash. Cash flows provided by (used in) operating activities were $ (.6) million and $6.9 million for the six months ended July 31, 1997 and 1996, respectively. Cash used in investing activities was primarily related to the purchase of computer equipment and office furniture and aggregated $6.1 million and $2.2 million in the six months ended July 31, 1997 and 1996, respectively. Cash flows from financing activities in the six months ended July 31, 1997 and 1996 were primarily related to proceeds from (used in) borrowings and totaled $7.3 million and $(4.3) million, respectively. At July 31, 1997, the Company had no material commitments for capital expenditures.

At July 31, 1997, the Company had a working capital deficit of $13.1 million. Accounts receivable, net of allowance for doubtful accounts, increased to $55.2 million from $46.7 million at January 31, 1997. The Company's accounts receivable days' sales outstanding ("DSO"), calculated on a quarterly basis has demonstrated seasonal fluctuations. For the three months ended July 31, 1997, DSO was 119 which represents an increase from 86 days for the quarter ended January 31, 1997. The Company believes that the days' sales outstanding are higher than desired and the Company is focusing on its credit and collection processes to improve cash flows and working capital. If the Company is unsuccessful in reducing the days' sales outstanding, it could impair the Company's cash position. Total deferred revenue increased to $32.9 million at July 31,1997 from $29.1 million at January 31, 1997 primarily as a result of increased billings of maintenance agreements.

The Company had a revolving credit agreement which was retired on August 11, 1997. The total amount of available borrowings under the revolving credit agreement at July 31, 1997 was approximately $20 million. Borrowings under the revolving credit agreement bore interest, calculated monthly, at an annual rate equal to the highest LIBOR rate in effect during the month plus 4.875% but in no event less than 8%. Minimum monthly interest charges are $20,000 (resulting in a rate of 10.595% at July 31, 1997). At July 31, 1997 the Company had approximately $16.9 million of borrowings outstanding under the revolving credit agreements. The Company's revolving credit agreement was collateralized by a security interest in substantially all of the Company's assets. At July 31, 1997, the Company also had outstanding borrowings of $3.9 million under additional term loan agreements and capital leases with other various credit institutions, which included approximately $3.4 million with maturities of one year or less, at interest rates of approximately 9.94% per annum. These term loans and capitalized leases are secured primarily by property and equipment. Amounts outstanding under these additional credit agreements are scheduled to be paid in monthly installments over varying maturities through July 2002.

On August 6, 1997, the Company completed its initial public offering of common stock, selling 5,750,000 shares at $15.00 per share. Net proceeds to the Company were approximately $80.2 million, $19.9 million of which it used to repay and retire most of its debt, including the revolving credit agreement and its fixed asset and real estate loan agreements. Additionally, on August 12, 1997, the Company sold, through exercise of the underwriters' options, an additional 862,500 shares of the Company's common stock, for which the Company received additional proceeds of approximately $12.0 million.

On August 4, 1997, the Company signed a new revolving credit agreement with Bank of America, which expires by August 4, 1999. The maximum available amount of borrowings under the revolving credit agreement is $20 million and the loan is secured by the Company's assets. The total amount of available borrowings under the revolving credit agreement as of September 12, 1997 was approximately $20 million. Borrowings under the revolving credit agreement bear interest on a floating rate based upon the IBOR rate (interbank borrowing rate which is offered by Bank of America's Grand Cayman Branch to other offshore banks) divided by a calculation of 1.00 less the maximum reserve requirements issued by the FRB with respect to Eurocurrency funding.

The Company believes that the net proceeds from the Offering, the available borrowings under its new revolving credit agreement and cash generated by operations, will satisfy the Company's working capital requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

QAD wishes to caution the reader that the factors below, along with the factors set forth in the Company's S-1 could affect QAD's actual results causing results to differ materially from those in any forward-looking statement. These factors include the following:

1) HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE SIGNIFICANT FLUCTUATIONS
     The Company's quarterly revenue, expenses and operating results have varied significantly in the past, and the Company anticipates that such fluctuations will continue in the future as a result of a number of factors, many of which are outside the Company's control. The factors affecting these fluctuations include demand for the Company's products and services, the size, timing and structure of significant licenses by customers, market acceptance of new or enhanced versions of the Company's software products and products that operate with the Company's products, the publication of opinions about the Company, its products and technology by industry analysts, the entry of new competitors and technological advances by competitors, delays in localizing the Company's products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in pricing policies by the Company or its competitors, customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors, the timing of the release of new or enhanced versions of the Company's software products and products that operate with the Company's products, changes in the method of product distribution (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by the Company, customer cancellation of major planned software development programs and general economic factors.

     A significant portion of the Company's revenue in any quarter may be derived from a limited number of large, non-recurring license sales. The Company expects to continue to experience from time to time large, individual license sales which may cause significant variations in quarterly license fees.

     Like many software companies, the Company typically realizes a significant portion of its software license revenue in the last month of the quarter and in the last quarter of the year. However, unlike a number of the Company's competitors, the Company does not derive material revenue from the provision of services in connection with its license sales. As a result, a greater proportion of the Company's revenue tends to be less predictable and to occur later in the quarter and in the year than the revenue of competitors who provide such services.

     Based upon the factors described above, the Company believes that its quarterly revenue, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. Moreover, although the Company's revenue has generally increased in recent periods, there can be no assurance that the Company's revenue will grow in future periods, at past rates or at all, or that the Company will be profitable on a quarterly or annual basis. The Company has in the past experienced and may in the future experience quarterly losses.

2) SALES CYCLE ASSOCIATED WITH A CUSTOMER'S PURCHASE OF THE COMPANY'S SOFTWARE Because the license of the Company's products generally involves a significant commitment of capital (which ranges from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of the Company's products is generally lengthy (with a typical duration of four to 15 months), varies from customer to customer and is subject to a number of significant risks over which the Company has little or no control. These risks include customers' budgetary constraints, timing of budget cycle, concerns about the introduction of new products by the Company or its competitors and general economic downturns which can result in delays or cancellations of information systems investments. Due in part to the strategic nature of the Company's products, potential customers are typically cautious in making product acquisition decisions. The decision to license the Company's products generally requires the Company to provide a significant level of education to prospective customers regarding the uses and benefits of the Company's products, and the Company must frequently commit substantial presales support resources. The Company is almost completely reliant on third parties for implementation and systems integration services, which may cause sales cycles to be lengthened or result in the loss of sales. The uncertain outcome of the Company's sales efforts and the length of its sales cycles could result in substantial fluctuations in operating results. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, then the Company is unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results.

3)   THE COMPANY'S SEASONALITY OF OPERATING RESULTS
     The Company has generally realized lower revenue (i) in July and August, due primarily to reduced economic activity in Europe during the summer months and (ii) to a lesser extent, in the first two months of the calendar year, due to the concentration by some customers of purchases in the fourth quarter of the calendar year and their consequently lower purchasing activity during the immediately following months. Notwithstanding the change in the Company's fiscal year end from December 31 to January 31 and the recent changes in the Company's planning and compensation systems, the Company anticipates that such seasonality will continue to cause significant quarterly fluctuations in the Company's operating results.

4)   PRODUCT CONCENTRATION
     The Company has historically derived substantially all of its revenue from the licensing and maintenance of the Company's MFG/PRO software. . The Company expects that such revenue will continue to represent substantially all of the Company's revenue for the foreseeable future. The Company's success depends on continued market acceptance of the Company's MFG/PRO software, as well as the Company's ability to introduce new versions of MFG/PRO software and other products to meet the evolving needs of its customers. Although demand for MFG/PRO software has grown in recent years, management believes that the market for ERP software is still developing and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to adopt MFG/PRO software. The failure of the market for ERP software to continue to grow, any reduction in demand for MFG/PRO software as a result of increased competition in the market for ERP software, technological change, failure by the Company to introduce new versions of products acceptable to the marketplace or other similar factors would have a material adverse effect on the Company's business, operating results and financial condition.

5)   DEPENDENCE ON PROGRESS PRODUCTS
     The Company's MFG/PRO software is written in a programming language that is proprietary to Progress Software Corporation ("Progress"). The Company has entered into a license agreement with Progress (the "Progress Agreement") that provides the Company and each of its subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop, market, distribute and license the Company's software products. The Progress Agreement also provides for continued software support from Progress through June 2002 without charge to the Company. Progress may only terminate the Progress Agreement upon the Company's adjudication as bankrupt, its liquidation or other similar event, or if the Company has ceased business operations in full. The Company's success is dependent upon Progress continuing to develop, support and enhance this programming language, its tool set and database, as well as the continued market acceptance of Progress as a standard database program. The Company has in the past and may in the future experience product release delays because of delays in the release of Progress products or product enhancements. Any such delays could have a material adverse effect on the Company's business, operating results and financial condition. MFG/PRO software employs Progress programming interfaces which allow MFG/PRO software to operate with Oracle Corporation ("Oracle") database software. However, the Company's software programs do not run within programming environments other than Progress and the Company's customers must acquire rights to Progress Software in order to use MFG/PRO software. The Company's On/Q software products, the initial application of which is currently under development and is expected to be commercially available in the second half of 1998, are not dependent upon Progress technology. The failure of Progress to continue its relationship with the Company or to develop, support or enhance its programming language in a manner competitive with enhancements of other present or future programming languages, the increased market acceptance of programming languages other than Progress in the Company's market or the Company's inability to adapt its software to such other languages could have a material adverse effect on the Company's business, operating results and financial condition.

6)   RAPID TECHNOLOGICAL CHANGE
     The market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. For example, increasing commercial use of the Internet may give rise to new customer requirements and new industry standards. The Company's future success will depend upon its ability to continue to enhance its current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, the Company believes its future success will depend on its ability to convert its products to object-oriented technology as well as its ability to develop products that will operate across the Internet. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others, or that its products will achieve market acceptance. The Company's failure to successfully develop and market product enhancements or new products could have a material adverse effect on the Company's business, operating results and financial condition.

7)   SUPPLY CHAIN SOLUTIONS UNDER DEVELOPMENT AND UNDERLYING TECHNOLOGY
     A significant element of the Company's strategy is its development of On/Q software, a series of new products targeted to the supply chain management needs of manufacturing companies. Over the past year, the Company has devoted substantial resources to developing its On/Q software. The Company's first On/Q software product, Logistics, is currently under development and is anticipated to be commercially available in the second half of 1998. Although the Company has performed preliminary tests on its Logistics software, it has not completed its development or commenced beta testing, nor has the product been implemented in a commercial setting. There can be no assurance that Logistics or any other of the Company's planned On/Q software products will achieve the performance standards required for commercialization or that such products will achieve market acceptance or be profitable. If Logistics or the Company's other planned supply chain management software products do not achieve such performance standards or do not achieve market acceptance, the Company's business, operating results and financial condition would be materially and adversely affected.

     On/Q software is being designed based upon object-oriented technology. Object-oriented applications are characterized by technology, development style and programming languages that differ from those used in traditional software applications, including the current version of MFG/PRO software. The Company believes that new object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management information technology strategies of customers in the Company's targeted industry segments. The Company is also currently in the process of converting its MFG/PRO software modules to object-oriented technology where the Company believes such conversion will add value. There can be no assurance that the Company will be successful in developing its new supply chain management software or converting its MFG/PRO software to object-oriented technology on a timely basis, if at all, or that if developed or converted such software will achieve market acceptance. The failure to successfully incorporate object-oriented technology in new products or convert MFG/PRO software to object-oriented technology could have a material adverse effect on the Company's business, operating results and financial condition.

8) DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF SALES AND MARKETING CHANNELS The Company sells and supports its products through direct and indirect sales organizations throughout the world. The Company has made significant expenditures in recent years in the expansion of its sales and marketing force, primarily outside the United States, and plans to continue to expand its sales and marketing force. The Company's future success will depend in part upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry is intense. There can be no assurance that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. If the Company is unable to develop and manage its sales and marketing force expansion effectively, the Company's business, operating results and financial condition would be materially adversely affected.

     The Company's indirect sales channel consists of over 40 distributors worldwide. The Company does not grant exclusive rights to any of its distributors. The Company's distributors primarily sell independently to companies within their geographic territory but may also work in conjunction with the Company's direct sales organization. The Company will need to maintain and expand its relationships with its existing distributors and enter into relationships with additional distributors in order to expand the distribution of its products. The failure by the Company to maintain successfully its existing distributor relationships or to establish new relationships in the future would have a material adverse effect on the Company's business, results of operations and financial condition.

9)   COMPETITION
     The ERP software market is highly competitive, rapidly changing and affected by new product introductions and other market activities of industry participants. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of manufacturing plants and distribution sites of multinational manufacturing companies, which include Baan Company N.V. ("Baan"), J.D. Edwards & Company ("J.D. Edwards") and Systems Software Associates, Inc. ("SSA"), (ii) smaller independent companies that have developed or are attempting to develop advanced planning and scheduling software which complement or compete with ERP or manufacturing resource planning solutions, (iii) internal development efforts by corporate information technology departments and (iv) companies offering standardized or customized products on mainframe and/or mid-range computer systems. The Company expects that competition for its MFG/PRO software will increase as other large companies such as Oracle and SAP AG ("SAP"), as well as other business application software vendors, enter the market for plant-level ERP solutions. With the Company's strategic entry into the supply chain management software market, the Company can expect to meet substantial additional competition from companies presently serving that market, such as i2 Technologies, Inc. ("i2"), Industri-Matematik International, Inc. ("IMI") and Manugistics, Inc. ("Manugistics"), as well as from broad based solution providers such as Baan, Oracle, PeopleSoft, Inc. ("PeopleSoft") and SAP that the Company believes are increasingly focusing on this segment. In addition, certain competitors, such as Baan, Oracle, PeopleSoft and SAP, have well-established relationships with present or potential customers of the Company. The Company may also face market resistance from potential customers with large installed legacy systems because of their reluctance to commit the time, effort and resources necessary to convert to an open, client/server-based software solution. Further, as the client/server market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in these markets by acquiring or forming strategic alliances with competitors of the Company. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's present or future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company believes that the principal factors on which it competes in the ERP software market are functionality, ease of use and implementation, technology, time to benefit, supplier viability, service and cost. The Company intends to continue to acquire, develop and allocate its resources to focus on these targeted competitive areas, as well as to identify additional or different areas where the Company perceives competitive advantage. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

10)  RELIANCE ON AND NEED TO DEVELOP ADDITIONAL RELATIONSHIPS WITH THIRD PARTIES

     The Company has established strategic relationships with a number of consulting and systems integration organizations that it believes are important to its worldwide sales, marketing, service and support activities and the implementation of its products. The Company is particularly reliant on third parties for installation and implementation of its products because the Company, unlike a number of its competitors, does not provide these services. If the Company is unable to train adequately a sufficient number of system integrators or, if for any reason, any such integrators terminate their relationship with the Company or do not have or devote the resources satisfactory to provide necessary consulting and implementation of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. The Company expects to continue to rely upon such third parties, particularly installation and implementation service providers, for marketing and sales, lead generation, product installation and implementation, customer support services, product localization, end-user training assistance in the sales process and after-sale training and support. These relationships also assist the Company in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. Organizations providing such consulting and systems integration and implementation services in connection with the Company's products include Arthur Andersen & Co. LLP, Deloitte & Touche LLP, Ernst & Young LLP, Integrated Systems & Services, LLC and Strategic Information Group International, Inc. in the United States, BDM Largotim US, Inc., CSBI S.A., Origin Technology in Business Nederland B.V. and Sligos S.A. in Europe and Iris Ifec Co., Ltd and STCS Systems Pte Ltd in Asia. In most cases distributors will also deliver consulting and systems integration services. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to expand the distribution of its products. . The failure by the Company to maintain its existing relationships or to establish new relationships in the future, or the failure of such third parties to meet the needs of the Company's customers, would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if such third parties exclusively adopt a product or technology other than the Company's products or technology, or if such third parties materially reduce their support of the Company's products and technology or materially increase such support for competitive products or technology, the Company's business, operating results and financial condition will be materially and adversely affected.

     The Company typically enters into separate agreements with each of its installation and implementation partners that provide such partners with the non-exclusive right to promote and market the Company's products, and to provide training, installation, implementation and other services for the Company's products, within a defined territory for a specified period of time (generally two years). Although the Company's installation and implementation partners do not receive fees for the sale of the Company's software products, they generally are permitted to set their own rates for such services and the Company typically does not collect a royalty or percentage fee from such partners on services performed. The Company also enters into similar agreements with its distribution partners that grant such partners the non-exclusive right, within a specified territory, to market, license, deliver and support the Company's products. In exchange for such distributors' services, the Company grants a discount to the distributor for the license of its software products. The Company also relies on third parties for the development or inter-operation of key components of its software so that users of the Company's software will obtain the functionality demanded. Such research and product alliances include software developed to be sold in conjunction with the Company's software products, technology developed to be included in or encapsulated within the Company's software products and numerous third-party software programs that generally are not sold with the Company's software but inter-operate directly with the Company's software through application program interfaces. The Company generally enters into joint development agreements with its third-party software development partners that govern ownership of the technology collectively developed. Each of the Company's partner agreements and third-party development agreements contain strict confidentiality and non-disclosure provisions for the service provider, end user and third-party developer and the Company's third-party development agreements contain restrictions on the use of the Company's technology outside of the development process. The failure of the Company to establish or maintain successful relationships with such third-party software providers or such third-party installation, implementation and development partners or the failure of such third-party software providers to develop and support their software could have a material adverse effect on the Company's business, operating results and financial condition.

                             Part II - Other Information
                                      QAD, Inc.

Item 1 - Legal Proceedings
None

Item 2 - Changes in Securities
See discussion in Management's Discussion and Analysis

Item 3 - Defaults upon Senior Securities
None

Item 4 - Submission of Matters to a Vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits
    11 QAD Inc. primary and fully diluted earnings per common and common equivalent shares for the three months ended July 31, 1997 and 1996
    11.1 QAD Inc. primary and fully diluted earnings per common and common equivalent shares for the six months ended July 31, 1997 and 1996
    27    Financial Data Schedule (filed only electronically with the SEC)

a)   Reports on Form 8-K
     No reports on Form 8-K were filed during the second quarter of 1997

                                      Signature

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QAD INC.
                                     (Registrant)






Date: September 15, 1997           By:
                                      Dennis R. Raney
                                      Senior Vice President, Finance and
                                      Administration and Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer and Duly Authorized
                                      Officer of the Registrant)