Form 10-Q
period 1997-10-31
QAD INC
filed 1997-12-15
CIK 1036188

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 1997
                                ------------------

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition from  ____________________ to _________________________

Commission File Number __________________________________

                                       QAD INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                77-0462381
     (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

                     6450 VIA REAL, CARPINTERIA, CALIFORNIA 93013
                                    (805) 681-6614
                  (address, including zip code and telephone number
          including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.  Yes   X  .  No      .
                           -----      -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X  . No      .
                          -----     -----


The number of shares outstanding of the issuer's common stock as of the close of business on December 12, 1997 is 29,099,248

                                       QAD Inc.
                                        Index

Part I

          Financial Information                                          Page

          Item 1    Financial Statements

                    Condensed Consolidated Statements of Income
                    Three Month and Nine Month Periods Ended
                    October 31, 1997 and October 31, 1996                  1

                    Condensed Consolidated Balance Sheets at
                    October 31, 1997 and January 31, 1997                  2

                    Condensed Consolidated Statements of Cash Flows
                    Nine Month Periods Ended
                    October 31, 1997 and October 31, 1996                  3

                    Notes to Condensed Consolidated Financial
                    Statements                                             4

          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          5

Part II

          Other Information

          Item 1    Legal Proceedings                                      13

          Item 2    Changes in Securities                                  13

          Item 3    Defaults upon Senior Securities                        13

          Item 4    Submission of Matters to a Vote of Security Holders    13

          Item 5    Other Information                                      13

          Item 6    Exhibits and Reports on Form 8-K                       13

                            Part I - Financial Information
                                       QAD Inc.
                     Condensed Consolidated Statements of Income
                                     (Unaudited)
                       (In thousands, except per share amounts)

                                                            Three Months                            Nine Months
                                                          Ended October 31,                       Ended October 31,
                                                        1996            1997                    1996            1997
                                                    -------------  -------------            -------------  -------------
Revenue:
  License fees                                      $      13,915  $      29,616            $      48,136  $      73,723
  Maintenance and other                                     9,891         14,406                   29,341         44,032
                                                    -------------  -------------            -------------  -------------

    Total revenues                                         23,806         44,022                   77,477        117,755

Cost and expenses:
  Cost of revenues                                          6,341         11,842                   20,381         30,561
  Sales and marketing                                      11,197         17,154                   37,308         49,360
  Research and development                                  6,096          7,927                   17,455         20,733
  General and administrative                                3,726          4,597                   10,500         12,660
                                                    -------------  -------------            -------------  -------------
    Total cost and expenses                                27,360         41,520                   85,644        113,314

Operating income (loss)                                    (3,554)         2,502                   (8,167)         4,441

Other (income) expense:                                       400           (678)                   1,079           (778)
                                                    -------------  -------------            -------------  -------------

Income (loss) before income taxes                          (3,954)         3,180                   (9,246)         5,219


Income tax expense (benefit)                               (1,164)         1,795                   (2,652)         2,532
                                                    -------------  -------------            -------------  -------------
Net income (loss)                                   $      (2,790) $       1,385            $      (6,594) $       2,687
                                                    -------------  -------------            -------------  -------------
                                                    -------------  -------------            -------------  -------------

Net income (loss) per share                         $       (0.12) $        0.05            $       (0.28) $        0.10
                                                    -------------  -------------            -------------  -------------
                                                    -------------  -------------            -------------  -------------
Shares used in computation                                 23,479         29,739                   23,439         26,256

      See accompanying notes to the condensed consolidated financial statements

                                       QAD Inc.
                        Condensed Consolidated Balance Sheets
                     (In thousands, except for number of shares)


                                        Assets

                                                                    January 31,      October 31,
                                                                       1997             1997
                                                                  --------------   --------------
                                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                                      $          301   $       65,078
  Trade accounts receivable, net of allowances
     of $3,694 for January 31, 1997 and $5,081
     for October 31, 1997                                                46,745           60,496
  Income taxes receivable                                                    --              968
  Other current assets                                                    6,928            6,050
                                                                  --------------   --------------
       Total current assets                                              53,974          132,592

Property and equipment, net                                              18,071           23,055
Capitalized software, net                                                 1,065            1,235
Other assets, net                                                         4,140            7,793
                                                                  --------------   --------------
                                                                 $       77,250   $      164,675
                                                                  --------------   --------------
                                                                  --------------   --------------

                        Liabilities and Stockholders' Equity


Current liabilities:
  Notes payable and current installments of long-term debt       $        8,465   $          157
  Accounts payable and accrued liabilities                               22,142           24,402
  Income taxes payable                                                      741               --
  Deferred revenue and deposits                                          28,602           33,097
                                                                  --------------   --------------
       Total current liabilities                                         59,950           57,656

Long-term debt, less current installments                                 5,036               73
Other deferred liabilities                                                1,460            1,695

Stockholders' equity:
  Preferred stock, no par value.  Authorized 5,000,000 shares;
     none issued and outstanding
  Common stock, no par value.  Authorized 150,000,000 shares;
     issued and outstanding 22,218,572 at January 31, 1997 and
     29,099,248 at October 31, 1997                                       5,942           98,133
  Retained earnings                                                       7,539           10,226
  Stockholders' receivable                                                 (197)            (397)
  Unearned compensation - restricted stock                               (2,129)          (2,185)
  Cumulative foreign currency translation adjustment                       (351)            (526)
                                                                  --------------   --------------
       Total stockholders' equity                                        10,804          105,251
                                                                  --------------   --------------
                                                                 $       77,250   $      164,675
                                                                  --------------   --------------
                                                                  --------------   --------------

        See accompanying notes to condensed consolidated financial statements

                                       QAD Inc.
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                    (In thousands)


                                                                           Nine Months Ended
                                                                    October 31,        October 31,
                                                                      1996                1997
                                                                 --------------       --------------
Net cash provided by operating activities                        $        4,663      $          442
                                                                 --------------      --------------

Investing activities:
  Purchases of property and equipment                                    (2,695)             (9,289)
  Purchase of investments                                                    --              (3,000)
                                                                 --------------      --------------
Net cash used in investing activities                                    (2,695)            (12,289)
                                                                 --------------      --------------

Financing activities:
  Borrowings (repayments) of line of credit and debt, net                (2,607)            (13,266)
  Proceeds from issuance of common stock                                    550              93,260
  Repurchase of common stock                                               (532)             (2,958)
  Loans to stockholders                                                     (36)               (200)
                                                                 --------------      --------------
Net cash provided by (used in) financing activities                      (2,625)             76,836
                                                                 --------------      --------------

Effect of exchange rate changes on cash and cash equivalents                (20)               (212)
                                                                 --------------      --------------

Increase (decrease) in cash and cash equivalents                           (678)             64,777
                                                                 --------------      --------------

Cash and cash equivalents at beginning of period                          1,463                 301

Cash and cash equivalents at end of period                       $          785      $       65,078
                                                                 --------------      --------------
                                                                 --------------      --------------


        See accompanying notes to condensed consolidated financial statements

                                       QAD Inc.
                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)

1.  Basis of Presentation

The Condensed Consolidated Balance Sheets as of October 31, 1997 and January 31, 1997, the Condensed Consolidated Statements of Income for the three month and nine month periods ended October 31, 1997 and 1996 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended October 31, 1997 and 1996 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1997 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's S-1 Registration Statement filed on August 6, 1997 with the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended October 31, 1997 are not necessarily indicative of the operating results for the full year.

2.  Recent Accounting Pronouncements

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2: SOFTWARE REVENUE RECOGNITION (SOP 97-2) which is effective for software transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of this new statement.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130 REPORTING COMPREHENSIVE INCOME and SFAS No.131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, these statements will affect the disclosure requirements for the fiscal 1999 annual financial statements. The Company is currently evaluating the effect of these new statements.

3.  Initial Public Offering

On August 6, 1997, the Company completed its initial public offering of 5,750,000 shares of common stock. On August 11, 1997, the Company received approximately $80.2 million in proceeds from the offering (net of offering costs of $6.1 million). $19.9 million of the proceeds was immediately used to repay and retire debt. Additionally, on August 12, 1997, the underwriters exercised their option to purchase 862,500 shares of the Company's common stock, for which the Company received additional proceeds of approximately $12.0 million (net of offering costs of $900,000).

                                       QAD Inc.
                   Management's Discussion & Analysis of Financial
                         Condition and Results of Operations


This report contains forward-looking statements, which reflect the current views of the Company with respect to future events that will have an effect on its future financial performance. These statements include the words, "expects," "believes" and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred to under "Factors That May Affect Future Results" and elsewhere herein and contained in the Company's S-1 Registration Statement filed with the Securities and Exchange Commission. These factors, among other things, could cause actual results to differ materially from historical results or those currently anticipated.

RESULTS FOR THE QUARTERS ENDED OCTOBER 31, 1997 AND 1996:

TOTAL REVENUES. Total revenues for the three months ended October 31, 1997 increased 85% to $44.0 million from $23.8 million in the same period in fiscal 1997. The increase in total revenues was primarily due to continued growth in revenues generated from the Company's targeted vertical markets. License fees continue to be the Company's major revenue source, accounting for $29.6 million in revenues, ahead of $13.9 million in the prior year. For the three months ended October 31, 1997, maintenance and other revenue as a percentage of total revenues decreased to 33% as compared to 42% in the same period in 1996 due to relatively faster license revenue growth.

COST OF REVENUES. Cost of revenues consists primarily of charges incurred from reselling third-party databases (and their associated maintenance contracts) which are required to run MFG/PRO software, support costs associated with MFG/PRO software maintenance contracts, costs associated with the reproduction and delivery of the Company's software and with the performance of service contracts. During the three months ended October 31, 1997, cost of revenues increased 87% to $11.8 million (26.9% of total revenues) from $6.3 million (26.6% of total revenues) in the same period in fiscal 1997. The increase in absolute dollars and as a percentage of total revenues was due to significantly higher costs associated with reselling third-party databases.

SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions and associated fringe benefits, travel and entertainment expenses and promotional and advertising costs. During the three months ended October 31, 1997, sales and marketing expense increased 53% to $17.2 million (39.0% of total revenues) from $11.2 million (47.0% of total revenues). Increased expenses were primarily due to the expansion of the Company's global sales force and higher commissions expense (including $1.3 million in commissions payable to U.S. distributors, a new channel for the Company), as well as a salary restructure that affected all employees in the third quarter of fiscal 1997.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and associated fringe benefits, related overhead expenses and amounts paid to consultants and third party developers to supplement the product development efforts of the Company's in-house staff. During the three months ended October 31, 1997, research and development expense increased 30% to $7.9 million (18.0% of total revenues) from $6.1 million (25.6% of total revenues) in the same period during fiscal 1997. Increased expenses were due primarily to higher staffing for the development of On/Q software. Increased expenses were partially offset by funds that the Company received from third parties as a result of joint venture research and development projects.

In accordance with Statement of Financial Accounting Standards No. 86, the Company expenses software development costs as they are incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. Accordingly, the only costs capitalized relates to the translation of the Company's products into foreign languages once technological feasibility has been achieved.

GENERAL AND ADMINISTRATIVE. During the three months ended October 31, 1997, general and administrative expense increased 23% to $4.6 million (10.4% of total revenues) from $3.7 million (15.7% of total revenues) in the same period in fiscal 1997. The increase in spending resulted primarily from salary increases, accruals for a new 401k matching program (implemented August 1, 1997) and also hiring of additional personnel.

OTHER (INCOME) EXPENSE. Total other (income) expense is composed primarily of interest income and interest expense as well as other miscellaneous income and expense. During the three months ended October 31, 1997, other (income) expense increased to $(0.7) million from an expense of $0.4 million. The improvement was due to significantly reduced interest expense as the IPO proceeds were applied to the repayment and retirement of debt, and to interest income accruing from investment of the remaining proceeds in short -term investment-grade securities and money market instruments.

RESULTS FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

TOTAL REVENUES. Total revenues for the nine months ended October, 1997 increased 52% to $117.8 million from $77.5 million for the same period in fiscal 1997. The increase in total revenue was due to the Company's strengthened global presence and continued growth of, and market penetration into the Company's targeted vertical markets. For the nine months ended October 31, 1997, license fee revenue continued to be the Company's major source of revenue, accounting for 63% of the total revenue. Maintenance and other revenue as a percentage of total revenues for the nine months ended October 31, 1997 decreased to 57% as compared to 63% in the same period in 1996 due to relatively faster license revenue growth.

COST OF REVENUES. During the nine months ended October 31, 1997, cost of revenues increased 50% to $30.6 million (26.0% of total revenues) from $20.4 million (26.3% of total revenues) for the same period in fiscal 1997. The increase in absolute dollars was related to both the higher volume of third-party databases resold and to increase personnel needed to provide support for the larger base of maintenance contracts generated.

SALES AND MARKETING. During the nine months ended October 31, 1997, sales and marketing expense increased 32% to $49.4 million (41.9% of total revenues) from $37.3 million (48.2% of total revenues) for the same period in fiscal 1997. The increase in absolute dollars was attributable to the expansion of the Company's global sales force.

RESEARCH AND DEVELOPMENT. During the nine months ended October 31, 1997, research and development expense increased 19% to $20.7 million (17.6% of total revenues) from $17.5 million (22.5% of total revenues) in the same period during fiscal 1997. This increase in expenses was due primarily to higher staffing for the development of On/Q software. Increased expenses were partially offset by funds that the Company received from third parties as a result of joint research and development projects.

GENERAL AND ADMINISTRATIVE. During the nine months ended October 31, 1997, general and administrative expense increased 21% to $12.7 million (10.8% of total revenues) from $10.5 million (13.6% of total revenues) in the same period in fiscal 1997. Increased expenses were due mainly to added personnel necessary to support the infrastructure created by global expansion and to salary increases. Additionally, the Company accrued charges for final payments to its now discontinued profit sharing plan and for its matching contributions to the new 401k plan implemented on August 1, 1997.

TOTAL OTHER (INCOME) EXPENSE. During the nine months ended October 31, 1997, other (income) expense increased to $ (0.8) million from an expense of $1.1 million. The increase was primarily due to reduced interest expense due to the repayment and retirement of debt using IPO proceeds and to interest income arising from the investment of the remaining proceeds of short-term securities and money market instruments.

LIQUIDITY AND CAPITAL RESOURCES

On August 6, 1997, the Company completed its initial public offering of common stock, selling 5,750,000 shares at $15.00 per share. Net proceeds to the Company were approximately $80.2 million. Additionally, on August 12, 1997, the Company sold, through exercise of the underwriters' options, an additional 862,500 shares of the Company's common stock, for which the Company received additional net proceeds of approximately $12.0 million. Prior to the initial public offering the Company has financed its operations and met its capital expenditure requirements through cash flows from operations as well as short and long term borrowings.

At October 31, 1997, the Company had approximately $65.1 million in cash and cash equivalents. Cash flows provided by operating activities were $0.4 million and $4.7 million for the nine months ended October 31, 1997 and 1996, respectively. Cash used in investing activities aggregated $12.3 million and $2.7 million in the nine months ended October 31, 1997 and 1996, respectively and was primarily related to the purchase of computer equipment and office furniture in both periods. Cash flows from financing activities totaled $76.8 million and $(2.6) million for the nine months ended October 31, 1997 and 1996, respectively and were comprised of proceeds from the offering and the repayment of borrowings. At October 31, 1997, the Company had no material commitments for capital expenditures.

At October 31, 1997, the Company had working capital of $74.9 million. Accounts receivable, net of allowance for doubtful accounts, increased to $60.5 million from $46.7 million at January 31, 1997. The Company's accounts receivable days' sales outstanding ("DSO"), calculated on a quarterly basis has demonstrated seasonal fluctuations. For the three months ended October 31, 1997, DSO was 124 which represents an increase from 86 days for the three months ended January 31, 1997. The Company believes that the days' sales outstanding are higher than desired and the Company is focusing on its credit and collection processes to improve cash flows and working capital. Total deferred revenue increased to $33.1 million at October 31, 1997 from $28.6 million at January 31, 1997 primarily as a result of increased billings of maintenance agreements.

During the quarter, the Company used $19.9 million from the proceeds of its initial public offering to retire all of its debt, including a revolving credit agreement (with available borrowings of approximately $20 million) and its fixed asset and real estate loan agreements. At October 31, 1997, the Company had obligations of approximately $230,000 outstanding under capital leases with various credit institutions. The capitalized leases are secured by property and equipment.

On August 4, 1997, the Company signed a new revolving credit agreement with Bank of America, which expires on August 4, 1999. The maximum available amount of borrowings under the revolving credit agreement is $20 million. The Company may take out a Base Rate Loan or an Offshore Rate Loan. Both loans are unsecured. The total amount of available borrowings under the revolving credit agreement as of December 12, 1997 was approximately $20 million. Borrowings under the Offshore Rate Loan bear interest on a floating rate based upon the IBOR rate (interbank borrowing rate which is offered by Bank of America's Grand Cayman Branch to other offshore banks) divided by a calculation of 1.00 less the maximum reserve requirements issued by the FRB with respect to Eurocurrency funding, which would result in an interest rate of 6.875% at October 31, 1997. Borrowings under the Base Rate Loan bear interest at the higher of (a) 0.50% per annum above the latest Federal Funds Rate; and (b) the rate of interest in effect for such day as publicly announced from time to time by the Bank in San Francisco, California, as its "reference rate", which would result in an interest rate of 8.5% at October 31, 1997.

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

    A significant portion of the Company's revenue in any quarter may be derived from a limited number of large, non-recurring license sales. The Company expects to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees.

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

5)  DEPENDENCE ON PROGRESS PRODUCTS
    The Company's MFG/PRO software is written in a programming language that is proprietary to Progress Software Corporation ("Progress"). The Company has entered into a license agreement with Progress (the "Progress Agreement") that provides the Company and each of its subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop, market, distribute and license the Company's software products. The Progress Agreement also provides for continued software support from Progress through June 2002 without charge to the Company. Progress may only terminate the Progress Agreement upon the Company's adjudication as bankrupt, its liquidation or other similar event, or if the Company has ceased business operations in full. The Company's success is dependent upon Progress continuing to develop, support and enhance this programming language, its tool set and database, as well as the continued market acceptance of Progress as a standard database program. The Company has in the past and may in the future experience product release delays because of delays in the release of Progress products or product enhancements. Any such delays could have a material adverse effect on the Company's business, operating results and financial condition. MFG/PRO software employs Progress programming interfaces, which allow MFG/PRO software to operate with Oracle Corporation ("Oracle") database software. However, the Company's software programs do not run within programming environments other than Progress and the Company's customers must acquire rights to Progress Software in order to use MFG/PRO software. The Company's On/Q software products, the initial application of which are currently under development and is expected to be commercially available in the second half of 1998, are not dependent upon Progress technology. The failure of Progress to continue its relationship with the Company or to develop, support or enhance its programming language in a manner competitive with enhancements of other present or future programming languages, the increased market acceptance of programming languages other than Progress in the Company's market or the Company's inability to adapt its software to such other languages could have a material adverse effect on the Company's business, operating results and financial condition.

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

8) DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF SALES AND MARKETING CHANNELS The Company sells and supports its products through direct and indirect sales organizations throughout the world. The Company has made significant expenditures in recent years in the expansion of its sales and marketing force, primarily outside the United States, and plans to continue to expand its sales and marketing force. The Company's future success will depend in part upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry is intense. There can be no assurance that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. If the Company were unable to develop and manage its sales and marketing force expansion effectively, the Company's business, operating results and financial condition would be materially adversely affected.

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

10) RELIANCE ON AND NEED TO DEVELOP ADDITIONAL RELATIONSHIPS WITH THIRD PARTIES

    The Company has established strategic relationships with a number of consulting and systems integration organizations that it believes are important to its worldwide sales, marketing, service and support activities and the implementation of its products. The Company is particularly reliant on third parties for installation and implementation of its products because the Company, unlike a number of its competitors, does not provide these services. If the Company is unable to train adequately a sufficient number of system integrators or, if for any reason, any such integrators terminate their relationship with the Company or do not have or devote the resources satisfactory to provide necessary consulting and implementation of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. The Company expects to continue to rely upon such third parties, particularly installation and implementation service providers, for marketing and sales, lead generation, product installation and implementation, customer support services, product localization, end-user training assistance in the sales process and after-sale training and support. These relationships also assist the Company in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. Organizations providing such consulting and systems integration and implementation services in connection with the Company's products include Arthur Andersen LLP, Deloitte & Touche LLP, Ernst & Young LLP, Integrated Systems & Services, LLC and Strategic Information Group International, Inc. in the United States, BDM Largotim US, Inc., CSBI S.A., Origin Technology in Business Nederland B.V. and Sligos S.A. in Europe and Iris Ifec Co., Ltd and STCS Systems Pte Ltd in Asia. In most cases distributors will also deliver consulting and systems integration services. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to expand the distribution of its products. . The failure by the Company to maintain its existing relationships or to establish new relationships in the future, or the failure of such third parties to meet the needs of the Company's customers, would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if such third parties exclusively adopt a product or technology other than the Company's products or technology, or if such third parties materially reduce their support of the Company's products and technology or materially increase such support for competitive products or technology, the Company's business, operating results and financial condition will be materially and adversely affected.

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

                             Part II - Other Information
                                       QAD Inc.

Item 1 - Legal Proceedings
None

Item 2 - Changes in Securities
See discussion in Management's Discussion and Analysis

Item 3 - Defaults upon Senior Securities
None

Item 4 - Submission of Matters to a Vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits
    27   Financial Data Schedule (filed only electronically with the SEC)

b)  Reports on Form 8-K
    No reports on Form 8-K were filed during the third quarter of 1997

                                      Signature

               Pursuant to the requirements of the Securities Exchange
              Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QAD INC.
                                     (Registrant)






Date: December 12, 1997           By:  /s/ KARL F. LOPKER
                                      --------------------------
                                       Karl F. Lopker
                                       Chief Executive Officer and
                                       Chief Financial Officer