Form 10-K405
period 1998-01-31
QAD INC
filed 1998-04-29
CIK 1036188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition from ________________ to _________________

                         COMMISSION FILE NUMBER 0-22823

                                    QAD INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                              77-0462381
   (State or Other Jurisdiction of         (I.R.S. Employer Incorporation or
             Organization)                       Identification No.)

                  6450 VIA REAL, CARPINTERIA, CALIFORNIA 93013
                    (Address of Principal Executive Offices)

                                  805-684-6614
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $.001
                                                            par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock in the Nasdaq National Market on April 20, 1998, was approximately $441,090,420. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes. The number of outstanding shares of the registrant's Common Stock as of the close of business on April 20, 1998 was 29,163,003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10,11,12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on June 30, 1998.

                                   QAD INC.

                    FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                            Page


PART I
   ITEM 1.  BUSINESS..........................................................1
   ITEM 2.  PROPERTIES.......................................................18
   ITEM 3.  LEGAL PROCEEDINGS................................................18
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............18

PART II
   ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
            MATTERS..........................................................19
   ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)....20
   ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
            RESULTS OF OPERATIONS............................................20
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................40
   ITEM 9.  CHANGE IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE.............................................40

PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............41
   ITEM 11.  EXECUTIVE COMPENSATION..........................................41
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..41
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................41

PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.42

Forward Looking Statement

     In addition to historical information, this form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year ended January 31, 1999.

                                     PART I

ITEM 1.  BUSINESS

     The  Company is a provider  of supply  chain  enabled  Enterprise  Resource
Planning ("ERP") software for multinational and other large manufacturing companies. The Company's software solutions are designed to facilitate global management of resources and information to allow manufacturers to reduce order fulfillment cycle times and inventories, improve operating efficiencies and measure critical company performance criteria against defined business plan objectives. The flexibility of the Company's products also helps manufacturers adapt to growth, organizational change, business process reengineering, supply chain management and other challenges.

     The Company's principal product, MFG/PRO software, is specifically designed for deployment at the plant or division level of global manufacturers in five targeted industry segments: electronics/industrial, food/beverage, consumer packaged goods, medical and automotive. MFG/PRO software provides multinational organizations with an integrated ERP solution that is based on an open, client/server architecture and includes manufacturing, distribution, financial and service/support management applications. Additionally, the Company is currently focused on extending its presence in multi-site manufacturing by developing a line of object-oriented, supply chain management solutions, named On/Q software. The Company's initial On/Q software product, Outbound Logistics, is designed to allow for consolidation of orders, contract management, shipping and logistics management. Outbound Logistics is currently in development and its initial release is expected to be commercially available in the second half of calendar year 1998. As of January 31, 1998, the Company had licensed MFG/PRO software at approximately 3,600 sites to approximately 1,900 customers in more than 80 countries. The Company's customers include Cargill, Inc., Colgate-Palmolive Company, Johnson Controls, Inc., Johnson & Johnson, Lucent Technologies, Inc., Philips Electronics N.V., St. Jude Medical, Inc., Unilever N.V., United Technologies Automotive, Genzyme Corp. and AT&T.

The Company was founded in 1979 and was incorporated in California as qad.inc in 1986. In February 1997, the Company's name was changed to QAD Inc. The Company was reincorporated in Delaware in July 1997. The Company's executive offices are located at 6450 Via Real, Carpinteria, California 93013, and its telephone number is (805) 684-6614. "QAD," "Qwizard" and "On/Q" are trademarks and "MFG/PRO" is a registered trademark of the Company. This form 10-K also contains trademarks and registered trademarks of persons and companies other than QAD.

Industry Background

     In recent years, businesses have been subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers and shorten product development and delivery cycles. In addition, globalization has greatly increased the scope and complexity of multinational manufacturing organizations. Through business process reengineering, many organizations have begun to reengineer their critical business processes and restructure their organizations to accommodate and exploit rapid changes in the business environment. As part of this process, businesses are seeking ERP software solutions which will enable them to better manage resources across the enterprise and facilitate the integration of sales management, component procurement, inventory management, manufacturing control, project management, distribution, transportation, finance and other functions on a global basis. While historically many companies have developed their ERP software internally, companies are increasingly deploying open, client/server-based ERP applications developed by third parties which reduce internal software development costs and enable increased flexibility and inter-operability across a broad range of hardware and software platforms. The Gartner Group has estimated that the global ERP software market totaled more than $6.2 billion in 1997 and will grow to an estimated $10.0 billion by the year 2000.

     While current ERP software enables the integration and management of critical data within enterprises, organizations increasingly are recognizing the need to deploy new software systems that manage the global supply chain by enhancing the flow of information to and from customers, suppliers and other business partners outside the enterprise. More recently, the availability and use of the Internet has created a demand for software, which will operate across the Internet to enhance business-to-business electronic commerce.

     The Company believes that the increasing complexity and diversity of customer requirements limits the ability of any single-vendor solution to fully meet the enterprise-wide needs of its customers and has led to the emergence of three distinct segments within the ERP software market: (i) corporate;
(ii) plant; and (iii) supply chain management.

     Corporate ERP solutions are primarily focused on the consolidated data management, financial and human resource needs of large Fortune 1000 companies. Leading vendors of corporate level solutions include Oracle Corporation ("Oracle"), PeopleSoft, Inc. ("PeopleSoft") and SAP AG ("SAP"). While corporate ERP systems offer robust functionality, the Company believes that the very broad scope, significant cost and limited flexibility of many of these systems limit their effectiveness in addressing the needs of individual plants or divisions. In addition, this limited flexibility makes these systems difficult to deploy throughout the enterprise.

     Plant  ERP  solutions  are  primarily  focused  on the  specific  needs  of manufacturing plants and distribution sites of global companies, such as manufacturing planning, production control and distribution. Leading vendors of plant ERP solutions include the Company, Baan Company N.V. ("Baan"), J.D. Edwards & Company ("J.D. Edwards") and Systems Software Associates, Inc. ("SSA"). Given the diverse and constantly changing needs of manufacturing and distribution sites, ERP users demand highly flexible, industry-specific plant ERP solutions that can be deployed rapidly and cost-effectively across multiple sites on a global basis.

     Supply chain management solutions are designed to link a company more closely with customers, suppliers and other business partners in order to optimize manufacturing and distribution processes, reduce costs and enhance customer satisfaction. Supply chain management functions include logistics and order management, advanced planning and scheduling, global purchasing, and sales and support management. Leading vendors in the supply chain management market include i2 Technologies, Inc. ("i2"), Industri-Matematik International, Inc. ("IMI") and Manugistics Group, Inc. ("Manugistics"), as well as certain corporate level ERP software vendors. The Company believes that supply chain management represents one of the greatest current opportunities for companies to reduce costs and enhance customer relationships.

Market Opportunity

     While ERP solutions have provided significant benefits to companies by centralizing and integrating the management of enterprise-wide data, the Company believes that customer requirements for industry-specific functionality, flexibility and ease of implementation pose significant challenges for many ERP vendors. As a result, the Company believes that there is a large and rapidly growing market demand for industry-specific software solutions that meet customers' needs for plant-level deployments and global supply chain management.

     The Company believes that the adoption of open, client/server-based ERP solutions at the plant level will accelerate as potential customers transition from proprietary, legacy systems in coming years. In addition, the Company believes that supply chain management represents a compelling market opportunity. To be successful in meeting customer requirements in these market segments, the Company believes ERP software vendors must:

          Offer  localized,  multi-language,   multi-currency  functionality  to
          support global deployments;

          Offer industry-specific product functionality and expertise in key vertical markets;

          Provide global service and support, either directly or through third parties;

          Offer ease of implementation and rapid time to benefit;

          Provide flexibility to meet the diverse needs and business practices of global, multi-site manufacturing implementations;

          Inter-operate and co-exist with corporate-level ERP solutions and industry-leading supply chain management solutions;

          Address supply chain management challenges by offering technology which integrates and optimizes interactions between companies and their customers, suppliers and other business partners; and

          Develop and utilize advanced technologies to deliver superior product functionality.

The QAD Solution

The Company is a leading provider of ERP software for multinational and other large manufacturing companies. The Company's principal product, MFG/PRO software, is a modular software program designed specifically to address the plant-level needs of multinational manufacturers for flexible, inter-operable and rapidly deployable ERP software solutions. Additionally, the Company is currently focused on extending its presence in multi-site manufacturing by developing a line of supply chain management solutions designed to serve the needs of multinational manufacturing companies. The Company meets customer requirements in its vertical markets by delivering the following:

     Global Solutions for Multinational Manufacturers. The Company focuses on the plant-level ERP and supply chain management requirements of global manufacturers. The Company's MFG/PRO software incorporates multi-currency capabilities, is available in 26 languages and is tailored to local financial practices and requirements in many of its major markets. The Company's customers have deployed MFG/PRO software in more than 80 countries.

     Expertise and Functionality for Key Vertical Markets. The Company targets and has achieved leadership positions in the electronics/industrial, food/beverage, consumer packaged goods, medical and automotive industries. The Company believes that its substantial expertise in these markets, together with its strategy of developing software modules that address specific industry needs, provides the Company with a competitive advantage. For example, the Company's MFG/PRO software includes features which facilitate United States Food and Drug Administration ("FDA") compliance and validation for the medical industry, advanced pricing and promotion management for the consumer packaged goods industry, and customer/supplier scheduling via electronic data interchange for the automotive industry.

     Global Service and Support. The Company believes that a high level of global service and support is a critical component of its ERP solution for multinational manufacturers. The Company offers product service and support directly through its sales and support offices in 19 countries and indirectly through its global network of systems integration partners and distributors located in more than 40 countries. The Company's systems integrator and distributor network also offers consultant services for the implementation of its software solutions.

     Ease of Implementation. The modular product design of MFG/PRO software, together with the Company's focus and expertise in its key vertical markets, enables rapid product implementation, often within six months at a particular site. Product modules are designed to address the specific needs of customers in the Company's targeted markets, limiting the need for extensive customization upon implementation. In addition, customers are able to implement only those modules with functionality appropriate for their needs, limiting time-consuming implementation and training for unneeded features.

     Open, Client/Server-Based Solutions. The Company's products are based on an open, client/server computing architecture. The Company believes that this architecture enables superior flexibility and inter-operability and addresses the desire of customers to migrate critical business software to an open platform. MFG/PRO software operates in Windows NT and major UNIX environments on more than 20 hardware platforms and is compatible with Oracle and Progress databases.

The QAD Strategy

     The Company's objectives are to expand its leadership position in plant-level solutions and become a leading provider of supply chain management software solutions to multinational manufacturers. The key elements of the Company's strategy for achieving these objectives include the following:

     Maintain and Leverage Leadership in Plant-Level Manufacturing. The Company believes its MFG/PRO software is the leading open systems ERP solution for plant-level deployments worldwide. As of January 31, 1998, the Company had licensed MFG/PRO software at approximately 3,600 sites to approximately 1,900 customers in more than 80 countries. The Company's strategy is to continue to aggressively pursue plant-level opportunities in its targeted markets to enhance its leadership position. The Company believes that the success of its MFG/PRO software provides a strong existing customer base from which to license additional modules and additional users. In addition, the Company intends to leverage its installed base of MFG/PRO software customers in order to accelerate the adoption of On/Q software, the Company's new supply chain management solution.

     Focus on Global Supply Chain Management Solutions. The Company believes that supply chain optimization represents one of the greatest current opportunities for companies to reduce costs and enhance customer relationships. The Company is developing a group of new applications, known as On/Q software, for this market. The initial product, Outbound Logistics, is being developed specifically to meet demand-side requirements of multinational manufacturing companies, including complex high-volume order processing, import/export management, multiple-route segmentation and logistics, distribution point optimization, lead and sales order management, contract management and liquidation. In addition, the Company intends to develop additional applications, including inbound logistics and planning, and to provide seamless inter-operability with other industry leading supply chain management solutions for scheduling. The Company believes that these new products, coupled with its strength in plant-level ERP solutions and the Company's products' demonstrated ability to inter-operate with other corporate applications, positions the Company to succeed in the emerging supply chain management marketplace.

     Leverage Alliances. The Company leverages the expertise of distribution, implementation and technology partners to meet the diverse needs of its customers. The Company augments its direct sales organization with a global network of more than 40 distributors and numerous implementation providers. The Company plans to leverage its network of distributors and implementation providers to further penetrate its vertical markets. For implementation of its software, the Company relies almost exclusively on third-party providers, allowing the Company to maintain its focus on developing, marketing and distributing its software. In addition, the Company has entered into a number of joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with MFG/PRO software to deliver a more complete solution for its targeted vertical markets.

     Maintain Technology Leadership. The Company was one of the first providers of open, client/server-based ERP software and is committed to maintaining its technology leadership. The Company's technology strategy is focused on migrating its products to a component object architecture in order to enable customers to improve inter-operability with existing software applications and to deploy and integrate new "best of breed" software applications across the enterprise. The Company believes inter-operability will become an important requirement of software applications as organizations seek fully integrated ERP solutions. In addition, the Company believes this object architecture will enable it to provide enhanced functionality in its new On/Q software, which is currently under development.

     Capitalize on Year 2000 Compliance. Many companies are facing significant business problems due to the failure of their existing ERP systems to appropriately recognize years after 1999. The Company believes that this problem will accelerate the migration to open, client/server-based ERP solutions that are configured to handle this transition. The Company's products are year 2000 capable. The Company believes that it is well positioned to leverage its MFG/PRO software and its On/Q software to be a part of customers' year 2000 solutions.

Products

     The Company targets its MFG/PRO software to manufacturing companies within the electronics/industrial, food/beverage, consumer packaged goods, medical and automotive industries. In addition, the Company is developing On/Q software, a group of applications targeted to the supply chain management needs in these industry segments. The first of these applications, Outbound Logistics, is currently under development and its initial release is expected to be commercially available in the second half of calendar year 1998.

     The Company's principal product, MFG/PRO software, provides multinational organizations with an integrated ERP solution that includes manufacturing, distribution, financial and service/support management applications within an open systems environment. MFG/PRO software is composed of an extensive set of modules designed to address the needs of customers in the Company's vertical markets. The Company's software supports multiple currencies and global tax management and is tailored to financial practices and requirements in many of its major geographic markets. MFG/PRO software supports 26 languages, including most European languages, Japanese, Chinese, Korean and Russian. MFG/PRO software operates in both host and distributed, client/server computing environments and supports single or multiple sites, as well as multiple production and operational processes. These capabilities enable multinational manufacturers to manage multiple hybrid production methods within a single organization or a single production site, and also provide the flexibility to adapt to additional sites and processes as an organization's business evolves. Licensing fees for the Company's MFG/PRO software generally range from $50,000 to several million dollars, depending on the configuration of the software, the number of sites and the number of users. Annual maintenance fees for such software generally approximate 15% of the list price of the software.

     The modular design of MFG/PRO software enables the Company's customers to select the modules necessary to meet their specific operational needs. Customers generally may choose which of the base package of modules they wish to implement and then choose additional modules to add to the base implementation. For example, in the automotive industry, MFG/PRO software's Repetitive Manufacturing module, coupled with the Customer Schedules and Supplier Schedules modules, provides high-volume businesses with streamlined manufacturing capabilities. The Product Change Control module allows electronics/industrial companies to meet challenges presented by rapidly changing products and short product life-cycles through sophisticated engineering change management. In the industrial and consumer packaged goods industries, MFG/PRO software supports mixed-mode and discrete manufacturing with powerful planning and execution management modules. In the food/beverage industry, the Advanced Pricing Manager module tracks product promotion life cycles from concept through analysis. In the medical industry, MFG/PRO software has the tools to allow for accurate FDA compliance reporting and validation.

     MFG/PRO software currently includes the following modules and distinct functionality:

Accounts Payable
Accounts Receivable
Advanced Pricing Manager
Capacity Requirements Planning
Cash Management
Client/Server
Compliance (for FDA)
Configurator
Configurator Product Modeler
Configured Products
Cost Management
Customer Schedules
Decision Support
Distribution Requirements Planning
Electronic Data Interchange
Enterprise Operations Planning
Fixed Assets
Forecasting
Formula/Process
General Ledger
GL Report Writer
Intrastat
Inventory Control
Master Scheduling
Materials Requirements Planning
Multiple Currency
Payroll
Physical Inventory
Product Change Control
Product Line Planning
Product Structures
Purchasing
Quality Management
Repetitive Manufacturing
Resource Planning
Results Files
Routings/Work Centers
Sales Analysis
Sales Orders/Invoices
Sales Quotations
Service/Repair Orders
Service/Support Management
Shop Floor Control
Supplier Schedules
Validation (for FDA)
Work Orders

The Company has a number of business alliances to enhance the functionality of MFG/PRO software. The Company has entered into a number of joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with MFG/PRO software to deliver more complete solutions for its targeted vertical markets.

     To  further  enhance  the  rapid  deployment  and  ease  of use of  MFG/PRO software, the Company introduced Qwizard software in March 1997. Qwizard software provides self-paced interactive training for users of MFG/PRO software. In addition, Qwizard software includes tools to design and customize the visual interface of MFG/PRO software to match the users' workflows and job responsibilities.

     Products Under Development

     The Company's planned suite of supply chain management solutions, On/Q software, is designed to inter-operate with MFG/PRO software and other ERP and supply chain software solutions. The initial On/Q software product under development, Outbound Logistics, is designed to allow for consolidation of orders, contract management, shipping and logistics management. The Company anticipates that the initial release of Outbound Logistics will be commercially available in the second half of calendar year 1998. Outbound Logistics is specifically designed to meet demand-side requirements of global multinationals, including complex high-volume order processing, import/export management, multiple-route segmentation and logistics, distribution point optimization, lead and sales order management, contract management and liquidation. The Outbound Logistics application is targeted to address supply chain issues associated with global manufacturing operations, and is designed to allow orders to be taken from any customer, placed with any number of plants as capacity and product mix change, and filled from the most cost-efficient available distribution center, while consolidating or distributing invoices to any combination of sold-to-, ship-to- and bill-to-customers. Outbound Logistics is also designed to provide cost-efficient consolidation and to provide multi-lingual and multi-currency capabilities. The Company plans to follow Outbound Logistics with additional On/Q software products. There can be no assurance, however, that any of the Company's supply chain management solutions will be successfully developed in accordance with planned schedules or at all, or that if successfully developed, such software will achieve market acceptance. See "Factors That May Affect Future Results and Market Price of Stock-Supply Chain Solutions Under Development and Underlying Technology."

Technology

     MFG/PRO software has been developed with a commercially available, fourth generation language and tool set marketed by Progress that addresses relational databases provided by Oracle and Progress. See "Factors That May Affect Future Results and Market Price of Stock-Dependence on Progress Products." MFG/PRO software is being migrated to component objects and to a Java user interface which the Company believes will enable customers to improve inter-operability with existing software applications and to deploy and integrate new "best of breed" software applications across the enterprise. The Company also believes object-orientation will enable the Company to provide enhanced functionality in its new On/Q software under development. While the Company's MFG/PRO software is dependent upon Progress technology, the Company's new On/Q software under development is not dependent on Progress technology. However, both the Company's MFG/PRO software and new On/Q software are reliant on third-party software for specific functionality. See "Factors That May Affect Future Results and Market Price of Stock-Reliance on and Need to Develop Additional Relationships with Third Parties." The Company is currently in the process of converting its MFG/PRO software modules to object-oriented technology where the Company believes such conversion will add value. The software operates in Windows NT and major UNIX environments on more than 20 hardware platforms. MFG/PRO software supports distributed and mirrored databases, local and wide area networks, character-based and graphical user interfaces.

     The Company is also embracing object-oriented technology as a next generation technology to address the complex supply chain management requirements of companies and to improve business processes. The Company believes that new object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management strategies of customers in the Company's targeted industry segments. Object-oriented technology allows for the creation of systems which are scalable and flexible and which are capable of accommodating changes in business requirements and technology infrastructure.

     The Company's deployment of object-oriented technology consists of three main elements: component objects; Convergent Engineering methodology; and an open interface server.

     Component objects are simple building blocks of small, discrete pieces of functionality that can be configured to create complete applications and enable developers to rapidly create and modify systems to provide the desired set of functionality for specific vertical markets or individual customers. The Company has defined three types of component objects: business object frameworks, common business objects and application objects.

     Convergent Engineering methodology is a new software design methodology employed by the Company to develop future products. Convergent Engineering methodology allows business requirements to be captured as a series of simple facts, actions and rules, enabling software to more flexibly accommodate current business practices and processes.

     Q/LinQ (formerly InterLinQ), the open interface server developed by the Company, uses commercially available messaging tools along with the Company's proprietary data mapping applications. This product is used to provide inter-operability with other software applications, even among multiple revision levels of the same or different products.

     There can be no assurance that the Company will be successful in converting its MFG/PRO software to component objects and to a Java user interface or developing its new supply chain management software to incorporate component objects and convergent engineering technology on a timely basis, if at all, or that if converted or developed such software will achieve necessary market acceptance. See "Factors That May Affect Future Results and Market Price of Stock-Supply Chain Solutions Under Development and Underlying Technology."

Research and Development

     The Company originally introduced its client/server-based MFG/PRO software in 1986 and has subsequently released a number of product enhancements. The Company's research and development staff, augmented by third-party development resources, is focused on continuing updates and enhancements to its MFG/PRO software, as well as the continual migration of MFG/PRO software to component objects and to a Java user interface. The Company also maintains a separate advanced technology development organization to research longer term software solutions. This organization is specifically focused on developing the Company's On/Q software supply chain management solutions, the first of which will be Outbound Logistics. In April 1997, the Company also invested in a private company focused on developing the Convergent Engineering methodology to participate in research and development efforts of that company. The Company had an option to acquire an additional interest in such company, and in September 1997 the Company exercised this option and, as a result, owns a 33% equity interest. See Note 11 to Notes to Consolidated Financial Statements.

     The Company believes that Internet capability for its products will be important to the future success of its products. Accordingly, the Company is developing Web-enabled versions of its products through in-house and third-party development. The Company's Outbound Logistics product is also being designed to include Web enablement. There can be no assurance that the Company will be successful in developing any new products or enhancements, that the Company will not experience difficulties that could delay or prevent successful development, introduction or sales of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance.

     Research and development expense increased significantly in recent years as the Company has continued to focus on development of new and enhanced products. Research and development expense, which does not include costs of product support and customization, increased to $29.3 million for the fiscal year ended January 31, 1998, from $25.4 million and $17.0 million for the fiscal years ended January 31, 1997 and December 31, 1995, respectively. At January 31, 1998 the Company had 289 personnel in its research and development department. See "Management's Discussion and Analysis of Financial Condition and Results of Operations,""Factors That May Affect Future Results and Market Price of Stock-Rapid Technological Change," and "-Supply Chain Solutions Under Development and Underlying Technology."

Sales and Marketing

     The Company sells and supports its products through direct and indirect sales organizations throughout the world. The Company's direct sales organization consists of approximately 239 personnel located at its corporate headquarters in Carpinteria, California, its regional headquarters in Mt. Laurel, New Jersey, Hoofddorp, The Netherlands, Hong Kong, China and Sydney, Australia, and more than 20 other direct sales offices worldwide. The Company's sales team is organized around its five targeted vertical markets, enabling the Company to address the specialized needs of its customers.

     The Company's indirect sales channel consists of approximately 40 distributors worldwide. The Company does not grant exclusive rights to any of its distributors. The Company's distributors primarily sell independently to companies within their geographic territory but may also work in conjunction with the Company's direct sales organization. In addition, the Company leverages its relationships with implementation providers, hardware vendors and other third parties to identify sales opportunities on a global basis.

     Following the conclusion of its initial public offering, the Company has commenced discussions with certain of its distributors regarding possible acquisitions of controlling interests in such distributors. The Company is pursuing this acquisition strategy to enhance the effectiveness and allegiance of existing distributors and provide capital to help such distributors meet the Company's growth targets.

     The Company's sales and marketing strategy is to develop demand for its products by creating visibility for the Company and awareness of its principal product, MFG/PRO software. The Company participates in major computer and vertical market industry trade shows and sponsors regional and worldwide user conferences and regional alliance conferences. The Company also advertises in leading business and targeted industry publications.

     The Company's future success will depend in part upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the Company's industry is intense. There can be no assurance the Company will be successful in hiring such personnel in accordance with its plans. In addition, the failure by the Company to maintain successfully its distributor relationships or to establish new relationships in the future would have a material adverse effect on the Company's business, results of operations and financial condition. See "Factors That May Affect Future Results and Market Price of Stock-Dependence Upon Development and Maintenance of Sales and Marketing Channels."

Third-Party Implementation Providers

     The Company has historically followed a strategy of utilizing almost exclusively third parties to provide implementation and customization services to the Company's customers. The Company chose this strategy to allow the Company to maintain its focus on developing, marketing and distributing its software and to enhance the effectiveness, expertise and commitment of third parties who provide services on behalf of the Company. The Company also uses these third parties for sales lead generation. Implementation and system integration services are provided by a network of consultants and system integrators, including Arthur Andersen LLP, Deloitte & Touche LLP, Ernst & Young LLP, Integrated Systems & Services, LLC and Strategic Information Group International, Inc. in the United States, BDM Largotim US, Inc., CSBI S.A., Origin Technology in Business Nederland B.V. and Sligos S.A. in Europe and Iris Ifec Co., Ltd and STCS Systems Pte Ltd in Asia. In most cases, the Company's distributors also deliver consulting and integration services. All third-party providers are required to be certified in the applications and methodologies of the Company's products. To the extent the Company implements its distributor acquisition strategy, the Company anticipates that it will, directly or indirectly, be providing implementation and system integration services. In addition, in connection with the introduction of its On/Q software, the Company intends to provide implementation services for this new product. The Company believes this service will be an important factor in ensuring the successful implementation of the initial installations of On/Q software and in successfully transferring knowledge to third-party implementation partners to enable them to provide necessary implementation services for future On/Q software installations.

     The Company typically enters into separate agreements with each of its installation and implementation partners that provide such partners with the non-exclusive right to promote and market the Company's products, and to provide training, installation, implementation and other services for the Company's products, within a defined territory for a specified period of time (generally two years). Although the Company's installation and implementation partners do not receive fees for the sale of the Company's software products, they generally are permitted to set their own rates for such services and the Company typically does not collect a royalty or percentage fee from such partners on services performed. The Company also enters into similar agreements with its distributor partners that grant such partners the non-exclusive right, within a specified territory, to market, license, deliver and support the Company's products. In exchange for such distributors' services, the Company receives a negotiated royalty fee for the license of its software products. The Company also relies on third parties for the development or inter-operation of key components of its software so that users of the Company's software will obtain the functionality demanded. Such research and product alliances include software developed to be sold in conjunction with the Company's software products, technology developed to be included in or encapsulated within the Company's software products and numerous third-party software programs that generally are not sold with the Company's software but inter-operate directly with the Company's software through application program interfaces. The Company generally enters into joint development agreements with its third-party software development partners that govern ownership of the technology collectively developed. Each of the Company's partner agreements and third-party development agreements contain strict confidentiality and non-disclosure provisions for the service provider, end user and third-party developer and the Company's third-party development agreements contain restrictions on the use of the Company's technology outside of the development process. The failure of the Company to establish or maintain successful relationships with such third-party software providers or such third-party installation, implementation and development partners or to failure of such third-party software providers to develop and support their software could have a material adverse effect on the Company's business, operating results and financial condition. See "Factors That May Affect Future Results and Market Price of Stock-Reliance on and Need to Develop Additional Relationships with Third Parties."

Customers

     The Company targets the industrial/electronics, food/beverage, consumer packaged goods, medical and automotive sectors worldwide. As of January 31, 1998, the Company had licensed MFG/PRO software at approximately 3,600 sites to approximately 1,900 customers in more than 80 countries. No one customer accounted for more than 10% of total revenue during any of the Company's last three fiscal years. The following are among companies and/or subsidiaries of such companies in each of the Company's target vertical markets that have each generated more than $400,000 in software license and maintenance revenue over the last three fiscal years:

Electronics/Industrial

ABB Flakt Oy
Alcatel Services International B.V.
Allen-Bradley Co. Inc.
Aluminum Company of America
AT&T
Courtaulds plc
Ingersoll-Rand Company
Lucent Technologies Inc.
Matsushita Electric-Industrial Co., Ltd
NEC America, Inc.
Newbridge Networks Corporation
Philips International B.V.
RayChem Corporation
Schlumberger Technology Corp.
Silicon Graphics SA
Sun Microsystems, Inc.
Xerox Corporation

Food/Beverage

AEP Borden Nederland B.V.
Cargill, Incorporated
Kraft Jacobs Suchard AG
Pepsi-Cola Company
Presto Foods Products
The Quaker Oats Company
Rich Products Corporation

Consumer Packaged Goods

The Black & Decker Corporation
Colgate-Palmolive Company
Gillette Company
Johnson & Johnson
Unilever N.V.

Automotive

Aeroquip-Vickers, Inc.
Daewoo Information Systems Co. Ltd.
Ford Motor Corporation

Johnson Controls, Inc.
Lear Seating Corporation
R.J. Tower Corporation
Rockwell Automotive
United Technologies Automotive
Varity Kelsey-Hayes Company

Medical

Alza Corporation
BOC Ohmeda Inc.
Physio-Control Corporation
Rexall Sundown, Inc.
St.Jude Medical, Inc.
Sunrise Medical Inc.
Ventritex, Inc.
Genzyme Corporation

Customer Service and Support

     The Company believes that providing a high level of customer service and support is essential to customer satisfaction and the Company's long-term success. The Company's service and support organization is based primarily in centers located in Mt. Laurel, New Jersey, Hoofddorp, The Netherlands, Hong Kong, China, Sydney, Australia and Sao Paulo, Brazil. Global support is also provided through the Company's extensive network of alliance partners. This global presence helps the Company support customers and partners in different regions and time zones worldwide.

     The Company also provides its customers with access to information and customer support services via the World Wide Web. The Company's Internet-enabled services facilitate the exchange of information seven days per week, 24 hours a day and provide customers with access to QAD support databases. These databases contain a wide variety of product information, customer support functionality, answers to frequently asked questions, and a search-enabled online knowledge base. In addition, ongoing training of support personnel, internal and external consultants and the Company's alliance partners helps to ensure that customers are up to date on the latest technologies and product enhancements offered by the Company.

     The Company offers, for a fee, a comprehensive education and training program to its customers' information and technology staff and end-users, as well as its implementation providers. Classes are offered through in-house facilities at Company offices in various locations, as well as on-site training services at customer locations. The Company has also assisted implementation providers and customers in developing their own in-house support centers.

Competition

     The ERP software market is highly competitive, rapidly changing and affected by new product introductions and other market activities of industry participants including consolidations among industry participants. The Company competes in the ERP software market primarily on the basis of functionality, ease of use and implementation, technology, time to benefit, supplier viability, service and cost. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of manufacturing plants and distribution sites of multinational manufacturing companies, which include Baan, J.D. Edwards and SSA, (ii) smaller independent companies that have developed or are attempting to develop advanced planning and scheduling software which complement or compete with ERP or manufacturing resource planning solutions,

(iii) internal development efforts by corporate information technology departments and (iv) companies offering standardized or customized products on mainframe and/or mid-range computer systems. The Company expects that competition for its MFG/PRO software will increase as other large companies such as Oracle and SAP, as well as other business application software vendors, enter the market for plant-level ERP solutions. With the Company's strategic entry into the supply chain management software market, the Company can expect to meet substantial additional competition from companies presently serving that market, such as i2, IMI and Manugistics, as well as from broad based solution providers such as Baan, Oracle, PeopleSoft and SAP that the Company believes are increasingly focusing on this segment. In addition, certain competitors, such as Baan, Oracle, PeopleSoft and SAP, have well established relationships with present or potential customers of the Company. The Company may also face market resistance from the large installed base of legacy systems because of the reluctance of these potential customers to commit the time, effort and resources necessary to convert to an open, client/server-based software solution. Further, as the client/server market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in these markets by acquiring or forming strategic alliances with competitors, partners or potential partners of the Company. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any one of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's present or future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

Proprietary Rights and Licensing

     The Company's success is dependent upon its proprietary technology and other intellectual property. The Company relies primarily on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its rights in its software. The Company enters into license agreements with each of its customers. Each of the Company's license agreements provides for the non-exclusive license of the Company's MFG/PRO software. Such licenses generally are perpetual (unless terminated by either party upon 30 days written notice) and contain strict confidentiality and non-disclosure provisions, a limited warranty covering MFG/PRO software and indemnification for the customer from any infringement action related to MFG/PRO software. The pricing policy under each license is based on a standard price list and may vary based on the number of end-users, number of sites, number of modules, number of languages, the country in which the license is granted and level of ongoing support, training and services to be provided by the Company. Payment terms are generally 30 days from the date of shipment. The Company has no patents or pending patent applications. In order to facilitate the customization required by most of the Company's customers, the Company generally licenses its MFG/PRO software to end users in both object code (machine-readable) and source code (human-readable) format. While this practice facilitates customization, making software available in source code also makes it easier for third parties to copy or modify the Company's software for non-permitted purposes. One of the Company's distributors has developed modifications to the Company's software, which it owns jointly with the Company. The Company has entered into a reciprocal license with this distributor who markets the product enhancements in conjunction with MFG /PRO software. This or other distributors or other persons may continue to independently develop a modified version of the Company's software. The Company seeks to protect its software, documentation and other written materials under the legal provisions relating to trade secret, copyright and contract law. The Company's license agreements generally allow the use of MFG/PRO software solely by the customer for internal purposes without the right to sublicense or transfer the MFG/PRO software to third parties. The Company believes that the foregoing measures afford only limited protection. Despite the Company's efforts, it may be possible for third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third-party copying or use, which could adversely affect the Company's competitive position. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exist, software piracy can be expected to be a problem. Furthermore, there can be no assurance that the Company's competitors will not independently develop technology similar to that of the Company.

     The Company has in the past been subject to claims of intellectual property infringement and may increasingly be subject to such claims as the number of products and competitors in the Company's targeted vertical markets grows and the functionality of products in other industry segments overlaps. Although the Company is not aware that any of its products infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. The Company may also initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation were determined in favor of the Company.

     The Company has in the past and may in the future resell certain software, which it licenses from third parties. In addition, the Company has in the past and may in the future jointly develop software in which the Company will have co-ownership or cross-licensing rights. There can be no assurance that these third-party software arrangements and licenses will continue to be available to the Company on terms that provide the Company with the third-party software it requires to provide adequate functionality in its products, on terms that adequately protect the Company's proprietary rights or on terms that are commercially favorable to the Company. The loss of or inability to maintain or obtain any of these software licenses, including a loss as a result of a third-party infringement claim, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed and integrated, which could materially and adversely affect the Company's business, operating results and financial condition. See "-Products" and "-Research and Development."

Year 2000 Compliance

     The Company's internal business information systems are primarily composed of the same commercial application software products generally offered for license by the Company to end-user customers. The Company is in the process of implementing the current release of certain modules of its MFG/PRO software and is not aware of any material operational issues or costs associated with preparing such internal systems for the Year 2000. However, the Company utilizes other third-party vendor network equipment, telecommunication products, and other third-party software products which may or may not be Year 2000 compliant. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to assess Year 2000 risks. The project team will coordinate the identification and implementation of changes to computer hardware and software applications that will ensure availability and integrity of the Company's financial systems and the reliability of its operational systems. Although the Company has undertaken these steps to address the impact, if any, of the Year 2000 issue surrounding such third-party products, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

     The Company believes that all versions of its software products are "Year 2000 compliant;" that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However, the Company's products are generally integrated into enterprise systems involving software products developed by other vendors and varying hardware platforms. The Company believes that, due to the necessary interaction with such other software (including older versions of other vendors' software) and platforms or other modifications to older versions of the Company's software products, some of the Company's customers are running earlier versions of the Company's software products that in operation may not be Year 2000 compliant. The Company has produced corrections for known non-compliant or potentially non-compliant situations and is continuing its program of analysis for other potential non-compliant situations involving its software. The Company has been encouraging customers to implement corrections developed by the Company or to migrate to current product versions.

     The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's financial condition or its operating results. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company may in the future be subject to claims based on Year 2000 problems arising upon the use of the Company's products with others' products, custom modifications made by third parties to the Company's products, or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

Employees

     As of January 31, 1998, the Company had 917 full-time employees of which 289 were in research and development, 173 were in customer and product support, 280 were in sales and marketing, and 175 were in general and administration and other. In addition, the Company contracted with approximately 213 temporary employees. None of the Company's workers is represented by collective bargaining agreements with the exception of certain of the employees of the Company's Netherlands subsidiary who are represented by statutory Works Councils as required under the laws of The Netherlands. The Company believes that its employee relations are good. The Company's success depends to a significant extent upon a limited number of key employees and other members of senior management of the Company. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to attract and retain such personnel could have a material adverse effect on the Company's business. See "Factors That May Affect Future Results And Market Price Of Stock-Dependence Upon Key Personnel; Need to Hire Additional Personnel in All Areas."

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company as of January 31, 1998.


Name                                     Age   Position(s)

Pamela M. Lopker ....................    43    Chairman of the Board and
                                                 President
Karl F. Lopker ......................    46    Chief Executive Officer,
                                                 Chief Financial Officer and
                                                 Secretary
Rita V. Foley........................    45    Executive Vice President, Global
                                                 Sales and Marketing
Barry R. Anderson....................    46    Vice President, Administration
Vincent P. Niedzielski...............    44    Vice President, Development

     Pamela M. Lopker founded the Company in 1979 and has been its Chairman of the Board and President since inception. Prior to founding the Company, Ms. Lopker served as Senior Systems Analyst for Comtek Research from 1977 to 1979. Ms. Lopker is certified in Production and Inventory Management by the American Production and Inventory Control Society. Ms. Lopker earned a Bachelor of Arts degree in Mathematics from the University of California at Santa Barbara.

     Karl F.  Lopker  has  served  as  Director,  Chief  Executive  Officer  and
Secretary since joining the Company in 1981. Mr. Lopker was founder and President of Deckers Outdoor Corporation from 1973 to 1981, where he currently serves as a Director. Mr. Lopker is certified in Production and Inventory Management at the Fellow level by the American Production and Inventory Control Society. Mr. Lopker studied Electrical Engineering and Computer Science at the University of California at Santa Barbara. Mr. Lopker and Pamela Lopker are married.

     Rita V. Foley joined QAD in August 1997 as Executive Vice President, Global Sales and Marketing. Prior to joining QAD. Mrs. Foley was with Digital Corporation where she held progressively more responsible positions within Sales, Marketing, Services, and Engineering. Most recently, she was Vice President of the Partners Group. Before joining Digital, Mrs. Foley held positions with Harris Lanier and Polaroid UK Ltd.

     Barry R. Anderson has served as Vice President, Administration since April 1997. Prior to joining QAD, Mr. Anderson was Chief Administrative Officer at the Bank South in Atlanta, Georgia. Previous experience includes ten years with Lanier Worldwide as Vice President, Human Resources plus experience with ARAMCO (Arabian American Oil Company), Lockheed and Pan Am. Mr. Anderson received a Bachelor of Science degree in Business Management from Florida State University and a Juris Doctorate degree from Atlanta Law School.

     Vincent P. Niedzielski has served as Vice President, Development since joining the Company in April 1996. Prior to joining the Company, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation from 1984 to 1996.

Mr. Niedzielski holds a Bachelor of Science degree in Mathema1tics from the University of Scranton.

     On March 31, 1998 A.J. Moyer joined the Company as its Chief Financial Officer.

ITEM 2.  PROPERTIES

     The Company leases facilities to support its operations in several locations throughout the world. The corporate headquarters are located in Carpinteria, California in approximately 95,000 square feet of leased space in two facilities subject to thirteen leases. The leases expire on dates ranging from May 1998 to January 2003. An additional 14,000 square feet of office space is leased in a neighboring location, with the lease expiring in February 2003. The Company owns approximately 28 acres and 54,000 square feet of office space in a neighboring location, which also supports portions of its operations. The Company also owns a 34-acre parcel located in Carpinteria, California at which it is considering developing additional facilities. Regional headquarters are located in Mount Laurel, New Jersey, Hoofddorp, The Netherlands, Hong Kong, and Sydney, Australia in space covering approximately 62,000, 16,000, 6,500 and 13,000 square feet and subject to leases expiring in 2001, 2000, 1998 and 2000, respectively. Satellite offices are located in the Americas, Europe, Asia and Australia in space covering approximately 52,000, 16,000, 10,000, and 10,000 square feet and subject to leases expiring in 2003, 2000, 1999 and 2002, respectively. All of the Company's leases have been negotiated with independent third parties on an arms length basis, and the Company believes they are on commercially reasonable terms. Total rent expense for the year ended January 31, 1998 was $6.5 million. The global presence of the Company is supported by offices located in the United States, Canada, Mexico, Brazil, The Netherlands, United Kingdom, France, Germany, Sweden, Poland, Australia, Singapore, Japan, Korea, India and China (Hong Kong and Shanghai). Although the Company has from time to time sought and will in the future seek new or expanded facilities for existing or additional regional offices, the Company expects that its current domestic and international facilities will be sufficient to meet its needs for at least the next 12 months. See Notes 2 and 8 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded in the Nasdaq National Market since the Company's initial public offering in August 1997. According to records of the Company's transfer agent, the Company had approximately 461 stockholders of record as of January 31, 1998. The following table sets forth the low and high sale price as of the close of market of the Company's Common Stock in each of the fiscal quarters since the Company's initial public offering.


                                  Low Sale Price            High Sale Price

Fiscal 1998:
    Fourth Quarter.............       $11.75                    $15.75
    Third Quarter..............       $11.13                    $23.25

     The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

     On June 2, 1997 the Company announced a two-for-one stock split. The effective date of the stock split was June 19, 1997. Per share data and numbers of common shares contained in these consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the stock split for all periods presented.

ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)


                                                                      Year Ended                     Year Ended
                                                                     December 31,                    January 31,
                                                            --------   --------   --------      --------     --------
                                                              1993       1994       1995         1997(1)      1998(1)
                                                            --------   --------   --------      --------     --------

Statement of Income Data:
Revenue .................................................   $ 46,543   $ 66,360   $ 89,949      $126,444     $172,234
Operating income (loss) .................................      6,442      4,084     (2,646)        2,720       14,695
Net income (loss) .......................................      3,694      2,878       (686)        1,000        9,856
Basic net income (loss) per share (2) ...................       0.18       0.14      (0.03)         0.05         0.38
Diluted net income (loss) per share (2) .................   $   0.18   $   0.12   $  (0.03)     $   0.04     $   0.38



                                                              December 31,               January 31,
                                                    --------   --------   --------    --------    --------

                                                      1993       1994       1995        1997        1998
                                                    --------   --------   --------    --------    --------

Balance Sheet Data:
Cash and cash equivalents .......................   $  1,413   $  1,706   $  1,519    $    301    $ 70,082
Working capital (deficiency) ....................      5,015      2,271     (2,814)     (5,976)     79,258
Total assets ....................................     26,489     44,361     68,466      77,250     190,506
Notes payable and current
  installments of long-term debt ................      2,630      4,767      9,610       8,465         143
Long-term debt, less current
  installments ..................................      1,380      4,677      7,341       5,036          39
Total stockholders' equity ......................   $  7,098   $ 11,993   $ 11,732    $ 10,804    $112,375
___________________

(1)  Effective  February 1,  1996, the Company  changed its financial  reporting
     year-end  from   December 31  to  January 31.   See  Note  1  of  Notes  to
     Consolidated Financial Statements.

(2) The basis for the determination of stock used in computing basic and diluted net income (loss) per share is described in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this form 10-K. Effective February 1, 1996, the Company changed its financial reporting year end from December 31 to January 31. The Company's fiscal years ending on or prior to December 31, 1995 ended December 31.

Overview

     Founded in 1979, the Company is a provider of ERP software for multinational and other large manufacturing companies. In 1986, the Company commercially released its open, client/server based ERP application, MFG/PRO software. Since that time, the Company has introduced several new generations of its MFG/PRO software, and has significantly expanded its operations. As of January 31, 1998, the Company had 917 full time employees, more than 20 direct sales and support offices and approximately 40 distributors worldwide and approximately 1,900 customers in more than 80 countries. Total revenues have grown rapidly in recent years, increasing from $46.5 million to $172.2 million in the year ended December 31, 1993 and year ended January 31, 1998, respectively.

     The Company derives its revenue from license fees, maintenance contracts and other products and services. License fees are primarily derived from the licensing of the Company's MFG/PRO software. License fees also include fees received by the Company for licenses of third-party software sold in conjunction with MFG/PRO software. Maintenance and other revenue consist primarily of maintenance contracts and, to a lesser extent, revenue from consulting, training and other services. Maintenance contract revenue typically represents 15% of the software license list price (net of any distributor discounts) and is recognized ratably over the life of the contract, which is typically 12 months. The Company has historically followed a strategy of relying on its network of third-party distribution and implementation alliances to provide hardware, consulting and implementation services. As a result, the Company's revenue related to license fees and maintenance contracts as a percentage of total revenues has increased from 75% to 91% from the year ended December 31, 1993 to the year ended January 31, 1998, respectively. In the event the Company pursues certain acquisitions of distributors, the Company anticipates that revenues from implementation services may increase as a percentage of revenue. Further, if the Company is successful in the launch of its On/Q software and the Company pursues its strategy of directly providing implementation services for such product, the Company anticipates that service revenue will be increased.

     License fees for the Company's products generally range from $50,000 to several million dollars, depending on the configuration of the products, the number of sites and the number of users. No single customer has accounted for greater than 10% of the Company's total revenues in any of the Company's last three fiscal years. However, it is not uncommon for QAD to conclude a multi-million dollar contract with a single customer, and the Company expects revenue from large individual licenses to increase as a percentage of total revenues.

     The sales cycle for the Company's products is typically four to 15 months. Like many enterprise software companies, the Company has experienced in the past and expects to continue to experience seasonal fluctuations in its operating results. Prior to the year ended January 31, 1998 the Company generally realized lower total revenues (i) in July and August, due primarily to the timing of the Company' fiscal quarter end and reduced economic activity in Europe during that period and (ii) to a lesser extent, in the first two months of the fiscal year, due to the Company's timing of the Company's fiscal year end and a concentration of customers which purchase products in the fourth fiscal quarter, and their resulting lower purchasing activity during the immediately following months. In addition, like many enterprise software companies, the Company also typically realizes a significant portion of its software license revenue in the last month of each quarter. Unlike a number of the Company's competitors, the Company does not derive material revenue from implementation in connection with its license sales. As a result, the Company's revenue tends to be less predictable. Furthermore, when QAD was a private company, QAD had historically focused its efforts primarily on achieving annual financial results, with a significant percentage of the Company's sales force compensation based on the achievement of annual revenue goals. The Company believes that such practice had also contributed to the weighting of total revenues to the fourth calendar quarter. With the change in the Company's fiscal year end to January 31, the Company experienced some shifting in revenues to the last month of each fiscal quarter.

     In the year ended January 31, 1998 QAD implemented various changes designed to mitigate the seasonal and quarterly fluctuations in its operating results. Such changes included the hiring of additional financial personnel experienced in quarterly budgeting, including a new Chief Financial Officer. The Chief Financial Officer retained by the Company in the year ended January 31, 1998 was replaced by a new Chief Financial Officer who started with the Company on March 31, 1998. Other changes included the changing of the Company's fiscal year end from December 31 to January 31 and the changing of the Company's planning systems to incorporate quarterly performance goals and quarterly forecasting procedures. Additionally, the Company is including quarterly financial incentives into its sales compensation system. There can be no assurance that such changes will alleviate the seasonal, quarterly or other fluctuations in the Company's financial results or that such changes will have a positive effect at all.

     During the year ended December 31, 1995 through the year ended January 31, 1998, the Company significantly increased its sales and marketing, service and support and research and development staffs. These increases resulted in substantial growth in the number of its full-time employees (from 521 at March 31, 1995, to 917 at January 31, 1998), the scope of its financial and operating systems and the geographic distribution of its direct sales and support operations (from 12 to 19 countries). These investments were incurred in connection with the Company's strategy to establish and maintain a leadership position as a global supplier of ERP solutions at the plant level as well as to enter new markets such as supply chain management software. QAD believes that such investments were essential in the development of the Company's products and operations. Such commitment of resources has had, and may continue to have, a significant impact on the Company's financial results, including annual and quarterly profitability.

     License fees revenue is recognized upon shipment of the software provided there are no vendor obligations to be fulfilled and collectibility is probable within a 12-month period from date of shipment. Typically, the Company's software licenses do not include significant vendor obligations. Maintenance revenue for ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which is typically 12 months. Other revenue is derived mainly from training, consulting and manual sales. Training and consulting revenue is recognized as the services are performed.

     The Company records revenue primarily in United States dollars. However, the Company has historically recorded local expenses in local currency. Foreign currency transaction and translation gains and losses are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. In the years ended January 31, 1997 and 1998, the Company realized $879,000 and $407,000, respectively, in foreign currency transaction gains, compared to a loss of $477,000 in the year ended December 31, 1995. The Company has not previously undertaken hedging transactions to cover its currency exposure, but may implement programs to mitigate foreign currency exposure risk in the future as management deems appropriate. See "Factors That May Affect Future Results and Market Price of Stock-Risks Associated With International Operations" and "-Exposure To Currency Fluctuations."

Results of Operations

     The following table sets forth for the periods  indicated the percentage of
total  revenues   represented  by  certain  items  reflected  on  the  Company's
Consolidated Statements of Income:

                                                                      Year Ended     Year Ended
                                                                      December 31,   January 31,
                                                                    ----     ----    -----------
                                                                    1995     1997       1998

                                                                    ----     ----       ----
Revenue:
  License fees .................................................     71%      68%         66%
  Maintenance and other ........................................     29       32          34
                                                                    ----     ----        ----

    Total revenues .............................................    100%     100%        100%
                                                                    ====     ====        ====

Cost and expenses:
  Cost of revenues .............................................     26       23          24
  Sales and marketing ..........................................     43       42          39
  Research and development .....................................     19       20          17
  General and administrative ...................................     15       13          11
                                                                    ----     ----        ----
    Total cost and expenses ....................................    103       98          91
                                                                    ----     ----        ----
Operating income (loss) ........................................     (3)       2           9

Other (income) expense:
  Interest income ..............................................     (0)      (0)         (1)
  Interest expense .............................................      1        1           1
  Other ........................................................     (0)      (0)         (1)
                                                                    ----     ----        ----

    Total other (income) expense ...............................      1        1          (1)
                                                                    ----     ----        ----
Income (loss) before income taxes ..............................     (4)       1          10
Income tax expense (benefit) ...................................     (3)       0           4
                                                                    ----     ----        ----
Net income (loss) ..............................................     (1)%      1%          6%
                                                                    ====     ====        ====

For the year ended December 31, 1995 and years ended January 31, 1997 and 1998

     Total Revenues. Total revenues increased 36% to $172.2 million in the year ended January 31, 1998 from $126.4 million in the year ended January 31, 1997, and increased 41% in the year ended January 31, 1997 from $89.9 million in the year ended December 31, 1995. License fees as a percentage of total revenues decreased to 66% in the year ended January 31, 1998 from 68% in the year ended January 31, 1997 and 71% in the year ended December 31, 1995. The dollar increases in total revenues were primarily due to growing acceptance of the Company's MFG/PRO software, continued market penetration into its targeted vertical markets and the Company's expansion into new geographical markets. The decreases in license fees and increases in maintenance and other revenue as a percentage of total revenues were primarily a result of a larger installed base and increased maintenance renewals.

     Cost of Revenues. Cost of revenues increased 43% to $41.6 million in the year ended January 31, 1998 from $29.2 million in the year ended January 31, 1997, and increased 24% in the year ended January 31, 1997 from $23.6 million in the year ended December 31, 1995. Cost of revenues as a percentage of total revenues increased to 24% in the year ended January 31, 1998 from 23% in the year ended January 31, 1997 and decreased from the 26% in the year ended December 31, 1995. The increase in dollar amount was primarily the result of costs associated with the year over year growth in revenues of reselling third-party databases. The decrease in cost of revenues as a percentage of total revenues in the year ended January 31, 1997 from the year ended December 31, 1995 was primarily due to increased sales of MFG/PRO software licenses where the purchase of third-party tools and databases were deferred or where the licensee obtained licenses of third-party tools and databases directly from the third-party vendor. The increase in cost of revenue as a percentage of total revenue in the year ended January 31, 1998 from the year ended January 31, 1997 was due to significantly higher costs associated with reselling third-party databases.

     Sales and Marketing. Sales and marketing expense increased 26% to $67.2 million in the year ended January 31, 1998 from $53.2 million in the year ended January 31, 1997, and increased 39% in the year ended January 31, 1997 from $38.3 million in the year ended December 31, 1995. Sales and marketing expense as a percentage of total revenues decreased to 39% in the year ended January 31, 1998 from 42% in the year ended January 31, 1997 and 43% in the year ended December 31, 1995. The increase in dollar amount was primarily due to the expansion of the Company's global sales force, opening and supporting global sales offices and increasing marketing expense to promote the Company's name and products. The expansion was initiated in the year ended December 31, 1995 and continued into the year ended January 31, 1998. The decrease in sales and marketing expense as a percentage of total revenue was primarily due to the fixed cost portion of the expense base not increasing commensurate with the revenue increases.

     Research and Development. Research and development expense increased 15% to $29.3 million in the year ended January 31, 1998 from $25.4 million in the year ended January 31, 1997, and increased 49% in the year ended January 31, 1997 from $17.0 million in the year ended December 31, 1995. Research and development expense as a percentage of total revenues decreased to 17% in the year ended January 31, 1998 from 20% in the year ended January 31, 1997 and 19% in the year ended December 31, 1995. The increase in total research and development was primarily due to ongoing enhancements to MFG/PRO software, including the ongoing migration of MFG/PRO software to object-oriented technology. In addition, the increases were due to increased staffing of, and associated support for, product engineers in connection with efforts to develop On/Q software, the Company's new supply chain management software which the Company expects to be commercially available in the second half of calendar year 1998, and Qwizard, a computer-based interactive training tool which became commercially available in May 1997. The decrease in research and development expense as a percentage of total revenue was primarily the result of the increase in revenue and the reduction in the utilization of third-party software developers in the first half of the year ended January 31, 1998.

     General and Administrative. General and administrative expense increased 22% to $19.4 million in the year ended January 31, 1998 from $15.9 million in the year ended January 31, 1997, and increased 17% in the year ended January 31, 1997 from $13.6 million in the year ended December 31, 1995. General and administrative expense as a percentage of total revenues decreased to 11% in the year ended January 31, 1998 from 13% in the year ended January 31, 1997 and 15% in the year ended December 31, 1995. The dollar increases in general and administrative expense were primarily the result of costs associated with the expansion of the Company's administrative infrastructure to support increases in the Company's total revenues. In addition, the Company recognized compensation expense of $648,000 and $2.4 million in the year ended January 31, 1997 and the year ended December 31, 1995, respectively, in connection with the repurchase of stock held by employees upon their departure from the Company. The decrease in general and administrative expense as a percentage of total revenues resulted from total revenues growing faster than general and administrative expense. See
Note 10 of Notes to Consolidated Financial Statements.

     Total Other (Income) Expense. Total other (income) expense increased 333% to $(2,320,000) in the year ended January 31, 1998 from $997,000 in the year ended January 31, 1997, and decreased 19% in the year ended January 31, 1997 from $835,000 in the year ended December 31, 1995. The increase in the year ended January 31, 1998 was primarily the result of significantly reduced interest expense as the IPO proceeds were applied to the repayment and retirement of debt, and to interest income accruing from investment of the remaining proceeds in short-term investment-grade securities and money market instruments. The decrease in the year ended January 31, 1997 was primarily the result of foreign currency transaction gains and miscellaneous rental income offset by increased interest expense.

     Income Tax Expense (Benefit). The Company recorded income tax expense (benefit) of $7.2 million, $723,000 and $(2.8) million in the years ended January 31, 1998 and 1997 and the year ended December 31, 1995, respectively. The Company's effective income tax rates were 42% in the years ended January 31, 1998 and 1997, respectively. The Company's effective income tax rate historically has benefited from the United States research and development tax credit and tax benefits generated from export sales made from the United States. The tax benefit recorded in the year ended December 31, 1995 relates primarily to loss carrybacks and carryforwards associated with the Company's entry into new foreign taxing jurisdictions and anticipated future taxable income to be earned in such jurisdictions. The Company has available tax benefits associated with net operating loss carryforwards of foreign subsidiaries aggregating $1.8 million at January 31, 1998. See Note 6 of the Notes to Consolidated Financial Statements.

Fiscal Year Transition Period

     Effective February 1, 1996, the Company changed its financial reporting year-end from December 31 to January 31. As a result of the change, the Company is disclosing interim financial results for the one-month period ended January 31, 1996. Total revenues, total cost and expenses, total other (income) expense and net income (loss) were $3.5 million, $7.3 million, $65,000 and $(2.9) million, respectively, for the one-month period. During that month, the Company experienced normal monthly operational costs including planned increases in headcount for the coming year. The net loss for this period reflects these planned increases in conjunction with seasonally low revenue in the month of January.

Liquidity and Capital Resources

     On August 6, 1997, the Company completed its initial public offering of common stock, selling 5,750,000 shares at $15.00 per share. Net proceeds to the Company were approximately $78.5 million. Additionally, on August 12, 1997, the Company sold, through exercise of the underwriters' options, an additional 862,500 shares of the Company's common stock, for which the Company received additional net proceeds of approximately $12.0 million. Prior to the initial public offering, the Company financed its operations and met its capital expenditure requirements through cash flows from operations as well as short and long term borrowings.

     At January 31, 1998, the Company had $70.1 million of cash and cash equivalents. Net cash provided by operating activities were $9.5 million, $7.4 million and $4.1 million in the years ended January 31, 1998 and 1997 and the year ended December 31, 1995, respectively. Net cash used in investing activities was primarily related to the purchase of computer equipment, office furniture and real estate and aggregated $16.5 million, $3.4 million and $9.5 million in the years ended January 31, 1998 and 1997 and the year ended December 31, 1995, respectively. Net cash provided by (used in) financing activities were primarily related to proceeds from the initial public offering, proceeds from (used in) borrowings and proceeds from the sale of stock to employees and totaled $76.8 million, $(4.5) million and $5.0 million in the years ended January 31, 1998 and 1997 and the year ended December 31, 1995, respectively. At January 31, 1998, the Company did not have any material commitments for capital expenditures.

     At January 31, 1998, the Company had a working capital of $79.3 million. Accounts receivable, net of allowance for doubtful accounts, increased to $75.7 million at January 31, 1998 from $46.7 million at January 31, 1997. The Company's accounts receivable days' sales outstanding ("DSO"), calculated on a quarterly basis (for quarters ending on April 30, July 31, October 31, and January 31), has ranged from 125 days to 66 days over the last three years and has demonstrated seasonal fluctuations. During each of those years, DSO peaked in the quarter ended April 30 and (except for the year ended January 31, 1998) improved significantly during the middle two quarters. The quarters ended January

31 are impacted by the significant amount of seasonal maintenance renewals. The Company believes that the days' sales outstanding are higher than desired and the Company is focusing on its sales terms and collection processes to improve cash flows and working capital. Total deferred revenue increased to $43.0 million at January 31, 1998 from $29.1 million at January 31, 1997 primarily as a result of increased billings of maintenance agreements.

     Subsequent to the initial public offering the Company entered into a revolving credit agreement with Bank of America National Trust and Savings Association, which expires on August 4, 1999. The maximum available amount of borrowings under the revolving credit agreement is equal to $20 million, unless there is a voluntary termination or reduction of commitment by the Company. The total amount of available borrowings under the revolving credit agreement at January 31, 1998 was approximately $20 million. Borrowings under the revolving credit agreement bear interest at a rate per annum equal to the Offshore Rate plus the Applicable Margin or the Base Rate plus the Applicable Margin. The Applicable Margin means, with respect to Base Rate Loans, 0%, and with respect to Offshore Rate Loans, 1.25% when 50% or less of the loan commitment is being utilized, and 1.50% when more than 50% of the loan commitment is being utilized. The Company pays a commitment fee on the average unused portion of the loan commitment to the bank, equal to one-half of one percent (.50%) per annum.

     The Company  believes that its  available  working  capital,  the available borrowings under its revolving credit agreement and cash generated by operations, will satisfy the Company's working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2: Software Revenue Recognition (SOP 97-2) which is effective for software transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of this new statement.

     The Financial Accounting Standards Board has issued SFAS No. 130 Reporting Comprehensive Income and SFAS No.131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 will affect the disclosure requirements for the first quarter of the year ended January 31, 1999 financial statements. SFAS No. 131 will affect the disclosure requirements for the year ended January 31, 1999 annual financial statements. The Company is currently evaluating the effect of these new statements.

Year 2000 Compliance

     In 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project has not been, and is not anticipated to be, material to the Company's financial position, results of operations or liquidity. The costs of the project has been and will continue to be funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. See "Business-Year 2000 Compliance."

International Operations

     The Company has reassessed, and continues to closely monitor, its international business risks due to the recent economic conditions in the Asian markets. Although the Company does not anticipate that the Asian conditions will materially impact its business, there can be no assurance that the current economic conditions in Asia will not worsen or that the situation will not negatively impact the Company's financial condition or results of operations.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

     A significant portion of the Company's revenue in any quarter may be derived from a limited number of large, non-recurring license sales. The Company expects to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. The Company also believes that the purchase of its products is relatively discretionary and generally involves a significant commitment of a customer's capital resources. Therefore, a downturn in any potential customer's business could result in order cancellations, which could have a significant adverse impact on the Company's revenue and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for the Company's products.

     The Company has also historically recognized a substantial portion of its revenue from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until late in, or at the end of, a particular quarter. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company has also historically operated with little backlog because its products are generally shipped as orders are received. As a result, revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter and on sales by the Company's distributors and other resellers. Sales derived through indirect channels are harder to predict and may have lower profit margins than direct sales.

     The Company has generally realized lower revenue (i) in July and August, due primarily to the timing of the Company's fiscal quarter end and reduced economic activity in Europe during that period and (ii) to a lesser extent, in the first two months of the fiscal year, due to the timing of the Company's fiscal year end and the concentration by some customers of purchases in the fourth quarter of the fiscal year, and their consequently lower purchasing activity during the immediately following months. In addition, like many software companies, the Company typically realizes a significant portion of its software license revenue in the last month of the quarter and in the last quarter of the year. With the change in the Company's fiscal year end to January 31, the Company experienced some shifting in revenues to the last month of each new fiscal quarter. Unlike a number of the Company's competitors, the Company does not derive material revenue from the provision of services in connection with its license sales. As a result, a greater proportion of the Company's revenue tends to be less predictable and to occur later in the quarter and in the year than the revenue of competitors who provide such services.

     The Company's expense levels are relatively fixed and are based, in significant part, on expectations of future revenue. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of total revenue, and operating results would be immediately and adversely affected and losses could occur.

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

     In the year  ended  January  31,  1998,  QAD  implemented  various  changes designed to mitigate the seasonal and quarterly fluctuations in its operating results. Such changes included the hiring of additional financial personnel, including a new Chief Financial Officer, the changing of the Company's fiscal year end from December 31 to January 31 and the changing of the Company's planning systems to incorporate quarterly performance goals and quarterly forecasting procedures. Additionally, the Company is including quarterly financial incentives into its sales compensation system. There can be no assurance that such changes will alleviate the seasonal, quarterly or other fluctuations in the Company's financial results or that such changes will have a positive effect at all.

     In future periods, the Company's operating results may be below the expectations of stock market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected. See "-Seasonality of Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Associated with Sales Cycle

     Because the license of the Company's products generally involves a significant commitment of capital (which ranges from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of the Company's products is generally lengthy (with a typical duration of four to 15 months), varies from customer to customer and is subject to a number of significant risks over which the Company has little or no control. These risks include customers' budgetary constraints, timing of budget cycle, concerns about the introduction of new products by the Company or its competitors and general economic downturns which can result in delays or cancellations of information systems investments. Due in part to the strategic nature of the Company's products, potential customers are typically cautious in making product acquisition decisions. The decision to license the Company's products generally requires the Company to provide a significant level of education to prospective customers regarding the uses and benefits of the Company's products, and the Company must frequently commit substantial presales support resources. The Company is almost completely reliant on third parties for implementation and systems integration services, which may cause sales cycles to be lengthened or result in the loss of sales. The uncertain outcome of the Company's sales efforts and the length of its sales cycles could result in substantial fluctuations in operating results. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, then the Company is unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

Seasonality of Operating Results

     The Company has generally realized lower revenue (i) in July and August, due primarily to the timing of the Company's fiscal quarter end and reduced economic activity in Europe during that period and (ii) to a lesser extent, in the first two months of the fiscal year, due to the timing of the Company's fiscal year end and the concentration by some customers of purchases in the fourth quarter of the fiscal year and their consequently lower purchasing activity during the immediately following months. Notwithstanding the change in the Company's fiscal year end from December 31 to January 31 and the recent changes in the Company's planning and compensation systems, the Company anticipates that such seasonality will continue to cause significant quarterly fluctuations in the Company's operating results. See "-Historical Fluctuations in Quarterly Results and Potential Future Significant Fluctuations" and "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

Product Concentration

     The Company has historically derived substantially all of its revenue from the licensing and maintenance of the Company's MFG/PRO software and third-party software. In the fiscal year ended January 31, 1997 and 1998, such revenue equaled approximately 94% and 91%, respectively, of the Company's total revenue. The Company expects that such revenue will continue to represent substantially all of the Company's revenue for the foreseeable future. However, in the event the Company pursues certain acquisitions of distributors, the Company anticipates that revenues from implementation services will increase. In addition, if the Company is successful in the launch of its On/Q software and the Company pursues its strategy of directly providing implementation services for such product, the Company anticipates that service revenue will be increased. The Company's success depends on continued market acceptance of the Company's MFG/PRO software, as well as the Company's ability to introduce new versions of MFG/PRO software and other products to meet the evolving needs of its customers. Although demand for MFG/PRO software has grown in recent years, management believes that the market for ERP software is still developing and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to adopt MFG/PRO software. The failure of the market for ERP software to continue to grow, any reduction in demand for MFG/PRO software as a result of increased competition in the market for ERP software, technological change, failure by the Company to introduce new versions of products acceptable to the marketplace or other similar factors would have a material adverse effect on the Company's business, operating results and financial condition. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about ERP in general and about the features and functions of MFG/PRO software in particular. However, there can be no assurance that such expenditures will enable MFG/PRO software to achieve any additional degree of market penetration or a higher level of market acceptance, nor can there be any assurance that any new ERP products being developed by the Company will achieve the market acceptance necessary to make such products profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Products."

Dependence on Progress Products

     The Company's MFG/PRO software is written in a programming language that is proprietary to Progress Software Corporation ("Progress"). The Company has entered into a license agreement with Progress (the "Progress Agreement") that provides the Company and each of its subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop, market, distribute and license the Company's software products. The Progress Agreement also provides for continued software support from Progress through June 2002 without charge to the Company. Progress may only terminate the Progress Agreement upon the Company's adjudication as bankrupt, its liquidation or other similar event, or if the Company has ceased business operations in full. The Company's success is dependent upon Progress continuing to develop, support and enhance this programming language, its tool set and database, as well as the continued market acceptance of Progress as a standard database program. The Company has in the past and may in the future experience product release delays because of delays in the release of Progress products or product enhancements. Any such delays could have a material adverse effect on the Company's business, operating results and financial condition. MFG/PRO software employs Progress programming interfaces, which allow MFG/PRO software to operate with Oracle database software. However, the Company's software programs do not run within programming environments other than Progress and the Company's customers must acquire rights to Progress Software in order to use MFG/PRO software. The Company's On/Q software products, the initial application of which is currently under development and is expected to be commercially available in the second half of calendar year 1998, are not dependent upon Progress technology. The failure of Progress to continue its relationship with the Company or to develop, support or enhance its programming language in a manner competitive with enhancements of other present or future programming languages, the increased market acceptance of programming languages other than Progress in the Company's market or the Company's inability to adapt its software to such other languages could have a material adverse effect on the Company's business, operating results and financial condition.

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

     While the Company generally takes steps to avoid interruptions of sales due to the pending availability of new products, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced MFG/PRO software, which could have a material adverse effect on the Company's business, operating results and financial condition. The actual or anticipated introduction of new products, technologies and industry standards can also render existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of the Company's products are difficult to estimate. The Company must respond to developments rapidly and incur substantial product development expenses. Any failure by the Company to anticipate or respond adequately to technology developments or customer requirements, or any significant delays in introduction of new products, could result in a loss of revenue. Moreover, significant delays in the general availability of such new releases, significant problems in the installation or implementation of such new releases, or customer dissatisfaction with such new releases, could have a material adverse effect on the Company's business, operating results and financial condition. The Company is also dependent upon third parties for necessary services in connection with the installation and implementation of the Company's products and associated post-sales training. Any errors, delays or other deficiencies in such services due to technology changes or other factors could have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Products" and "-Third-Party Implementation Providers."

Supply Chain Solutions Under Development and Underlying Technology

     A significant element of the Company's strategy is its development of On/Q software, a series of new products targeted to the supply chain management needs of manufacturing companies. Over the past two years, the Company has devoted substantial resources to developing its On/Q software and working with third parties to develop software components which may be included as part of or encapsulated within On/Q software. The Company's first On/Q software product, Outbound Logistics, is currently under development and is anticipated to be commercially available in the second half of calendar year 1998. Although the Company has performed preliminary tests on its Outbound Logistics software, it has not completed its development or commenced beta testing, nor has the product been implemented in a commercial setting. There can be no assurance that Outbound Logistics or any other of the Company's planned On/Q software products developed by the Company or third parties will achieve the performance standards required for commercialization or that such products will achieve market acceptance or be profitable. If Outbound Logistics or the Company's other planned supply chain management software products do not achieve such performance standards or do not achieve market acceptance, the Company's business, operating results and financial condition would be materially and adversely affected.

     On/Q software is being designed based upon object-oriented technology. Object-oriented applications are characterized by technology, development style and programming languages that differ from those used in traditional software applications, including the current version of MFG/PRO software. The Company believes that new object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management information technology strategies of customers in the Company's targeted industry segments. The Company is also currently in the process of converting its MFG/PRO software modules to component objects and to a Java user interface where the Company believes such conversion will add value. There can be no assurance that the Company will be successful in developing its new supply chain management software or converting its MFG/PRO software to component objects or to a Java user interface on a timely basis, if at all, or that if developed or converted such software will achieve market acceptance. The Company is also reliant on the Java programming language in developing and supporting its Java user interface for MFG/PRO and its On/Q software products. The failure to successfully incorporate component objects in new products, to convert MFG/PRO software to component objects, to integrate Java user interfaces or of Java to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

     Convergent Engineering is a new software design methodology employed by the Company to develop future products. Convergent Engineering methodology allows business requirements to be captured as a series of simple facts, actions and rules, enabling software to more flexibly accommodate business practices and processes. Although Convergent Engineering does not require the user to adopt new business practices or principles for their own work processes, Convergent Engineering models business management processes differently than traditional business models. As a result, use of Company products based upon Convergent Engineering principles will require the Company's implementation partners to be educated in the new methodology. There can be no assurance that the Company will gain acceptance among its implementation providers for this methodology on which the Company's new products are based. The failure to obtain such acceptance would have a material adverse effect on the marketability of the Company's products under development and the Company's business, operating results and financial condition. See "Business-Products."

Risk of Software Defects

     As a result of the complexities inherent in client/server computing environments and the broad functionality and performance demanded by customers for ERP products, major new products and product enhancements can require long development and testing periods. In addition, software programs as complex as those offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. While the Company has on occasion experienced delays in the scheduled introduction of new and enhanced products, to date the Company's business has not been materially adversely affected by delays or the release of products containing errors. However, there can be no assurance that errors will not be found in future releases of the Company's software, or that the Company will not experience material delays in releasing product improvements or new products. The occurrence of such errors could result in significant losses to the Company or to customers. Such occurrences could also result in reduced market acceptance of the Company's products, which would have a material adverse effect on the Company's business, operating results and financial condition.

Market Concentration

     The Company has made a strategic decision to concentrate its product development and sales and marketing in five primary vertical industry segments: electronics/industrial, food/beverage, consumer-packaged goods, medical and automotive. An important element of the Company's strategy is to achieve technological and market leadership recognition for its software products in these segments. The failure of the Company's products to achieve or maintain substantial market acceptance for its software products in one or more of these segments could have a material adverse effect on the Company's product and business strategy in that segment and on the business, operating results and financial condition of the Company. If any of the industry segments targeted by the Company experiences a material downturn in expansion or in prospects for future growth, such downturn would materially adversely affect the demand for the Company's products and will materially adversely affect its business, operating results and financial condition. See "Business-Sales and Marketing."

Management of Growth

     The Company's business has grown rapidly in the last seven years, with revenue increasing from approximately $46.5 million in the fiscal year ended December 31, 1993 to approximately $172.2 million in the fiscal year ended January 31, 1998. During the fiscal year ended December 31, 1995 and continuing through the fiscal year ended January 31, 1998, the Company significantly increased its sales and marketing, service and support and research and development staffs, resulting in substantial growth in the number of its full-time employees (from 521 at March 31, 1995 to 917 at January 31, 1998), the scope of its operating and financial systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and will continue to place, a significant strain on the Company's management and operations. The Company expects to continue to increase staffing levels, primarily in the sales and marketing and research and development areas, and incur additional associated costs in future periods. The Company's future operating results will depend on the ability of its officers and other key employees to continue to implement and improve its operational, customer support and financial control systems, and to effectively expand, train and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition. The Company has undertaken a project to significantly upgrade its financial planning and control systems, including an upgrade of its current transaction accounting systems through, among other things, the implementation of the most recent release of the Company's own software for financial controls. The Company believes the success of such implementation will improve its budgeting, forecasting and financial statement reporting capabilities. However, implementation of these systems upgrades will require significant management and other employee attention and coordination, and there can be no assurance that the implementation will be successful. The failure to successfully implement the upgrades could materially adversely affect the Company's future budgeting, forecasting and financial statement reporting capabilities.

     The Company has made a strategic decision to be a global provider of its products. To accomplish this goal, over the last two years the Company has expanded its direct sales and support operations from 12 countries to 19 countries. In addition, during that time, the Company has significantly expanded its distributor and partner relationships. Currently, the Company has approximately 40 distributors worldwide. The management of these widely dispersed international operations has placed and will continue to place significant strain on the Company's management and operations. The Company believes that its ability to provide products and services on a global basis is critical to the Company's success. However, there can be no assurance that the Company will be able to continue to successfully manage its widespread international operations or successfully manage future expansion of such operations, and the failure by the Company to do so would have a material adverse effect on its business, operating results and financial condition.

     The Company days' sales outstanding have generally exceeded industry averages. If the Company experiences rapid growth, this lengthy collection cycle could result in a significant impairment of the Company's cash position. While the Company has undertaken efforts to reduce the length of its collection cycle, the failure of the Company to successfully implement such changes or the failure of such changes to reduce such collection cycle could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence Upon Key Personnel; Need to Hire Additional Personnel in All Areas

     The Company's future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Pamela M. Lopker, its President and founder, and Karl F. Lopker, its Chief Executive Officer, neither of whom is bound by an employment agreement. Pamela and Karl Lopker are married to each other and jointly own approximately 65% of the outstanding Common Stock. Although the Company maintains key-individual insurance in the amount of $2.5 million with respect to each of Pamela and Karl Lopker and the Company is the beneficiary of such policies, the loss of one or more of these or other key individuals could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's future success also depends on its continuing ability to attract and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key technical and managerial employees or that it will be successful in attracting, assimilating and retaining other highly qualified technical and managerial personnel in the future. The loss of any member of the Company's key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Employees" and "-Executive Officers of the Registrant."

Dependence Upon Development and Maintenance of Sales and Marketing Channels

     The Company sells and supports its products through direct and indirect sales organizations throughout the world. The Company has made significant expenditures in recent years in the expansion of its sales and marketing force, primarily outside the United States, and plans to continue to expand its sales and marketing force. The Company's future success will depend in part upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry is intense. There can be no assurance the Company will be successful in hiring such personnel in accordance with its plans. There can be no assurance that the Company's recent and other planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, there can be no assurance that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. If the Company were unable to develop and manage its sales and marketing force expansion effectively, the Company's business, operating results and financial condition would be materially adversely affected.

     The Company's indirect sales channel consists of approximately 40 distributors worldwide. The Company does not grant exclusive rights to any of its distributors. The Company's distributors primarily sell independently to companies within their geographic territory but may also work in conjunction with the Company's direct sales organization. The Company will need to maintain and expand its relationships with its existing distributors and enter into relationships with additional distributors in order to expand the distribution of its products. There can be no assurance that current or future distributors will provide the level and quality of expertise and service required to successfully license the Company's products, that the Company will be able to maintain effective, long-term relationships with distributors, or that selected distributors will continue to meet the Company's sales needs. Further, there can be no assurance that these distributors will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products. The failure by the Company to maintain successfully its existing distributor relationships or to establish new relationships in the future would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if any of the Company's distributors exclusively adopts a product other than the Company's products, or if any such distributor materially reduces its sales efforts relating to the Company's products or materially increases such support for competitive products, the Company's business, operating results and financial condition could be materially and adversely affected. See "Business-Sales and Marketing."

Competition

     The ERP software market is highly competitive, rapidly changing and affected by new product introductions and other market activities of industry participants, including consolidations among industry participants. The Company currently competes primarily with (i) other vendors of software focused on the specific needs of manufacturing plants and distribution sites of multinational manufacturing companies, which include Baan, J.D. Edwards and SSA, (ii) smaller independent companies that have developed or are attempting to develop advanced planning and scheduling software which complement or compete with ERP or manufacturing resource planning solutions, (iii) internal development efforts by corporate information technology departments and (iv) companies offering standardized or customized products on mainframe and/or mid-range computer systems. The Company expects that competition for its MFG/PRO software will increase as other large companies such as Oracle and SAP, as well as other business application software vendors, enter the market for plant-level ERP solutions. With the Company's strategic entry into the supply chain management software market, the Company can expect to meet substantial additional competition from companies presently serving that market, such as i2, IMI and Manugistics, as well as from broad based solution providers such as Baan, Oracle, PeopleSoft and SAP that the Company believes are increasingly focusing on this segment. In addition, certain competitors, such as Baan, Oracle, PeopleSoft and SAP, have well established relationships with present or potential customers of the Company. The Company may also face market resistance from potential customers with large installed legacy systems because of their reluctance to commit the time, effort and resources necessary to convert to an open, client/server-based software solution. Further, as the client/server market continues to develop, companies with significantly greater resources than the Company may attempt to increase their presence in these markets by acquiring or forming strategic alliances with competitors, partners or potential partners of the Company. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any one of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's present or future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company believes that the principal factors on which it competes in the ERP software market are functionality, ease of use and implementation, technology, time to benefit, supplier viability, service and cost. The Company intends to continue to acquire, develop and allocate its resources to focus on these targeted competitive areas, as well as to identify additional or different areas where the Company perceives competitive advantage. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Competition."

Reliance on and Need to Develop Additional Relationships with Third Parties

     The Company has established strategic relationships with a number of consulting and systems integration organizations that it believes are important to its worldwide sales, marketing, service and support activities and the implementation of its products. The Company is particularly reliant on third parties for installation and implementation of its products because the Company, unlike a number of its competitors, has not historically provided these services. In the event the Company pursues certain acquisitions of distributors and the Company is successful in the launch of its On/Q software and pursues its strategy of directly providing implementation services for such product, the Company will increase its provision of installation and implementation services. If the Company is unable to train adequately a sufficient number of system integrators or, if for any reason, any such integrators terminate their relationship with the Company or do not have or devote the resources satisfactory to provide necessary consulting and implementation of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. The Company is aware that these third-party providers do not provide systems integration services exclusively for the Company's products and in many instances such firms have similar, and often more established, relationships with the Company's principal competitors. The Company expects to continue to rely upon such third parties, particularly installation and implementation service providers, for marketing and sales, lead generation, product installation and implementation, customer support services, product localization, end-user training assistance in the sales process and after-sale training and support. These relationships also assist the Company in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide it with technical assistance for its product development efforts. Organizations providing such consulting and systems integration and implementation services in connection with the Company's products include Arthur Andersen LLP, Deloitte & Touche LLP, Ernst & Young LLP, Integrated Systems & Services, LLC and Strategic Information Group International, Inc. in the United States, BDM Largotim US, Inc., CSBI S.A., Origin Technology in Business Nederland B.V. and Sligos S.A. in Europe and Iris Ifec Co., Ltd and STCS Systems Pte Ltd in Asia. In most cases distributors will also deliver consulting and systems integration services. The Company will need to expand its relationships with these parties and enter into relationships with additional third parties in order to expand the distribution of its products. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of the Company's customers, that the Company will be able to maintain an effective, long-term relationship with such third parties, or that such third parties will continue to meet the needs of the Company's customers. Further, there can be no assurance that these third-party implementation providers, many of which have significantly greater financial, technical, personnel and marketing resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products. The failure by the Company to maintain its existing relationships or to establish new relationships in the future, or the failure of such third parties to meet the needs of the Company's customers, would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if such third parties exclusively adopt a product or technology other than the Company's products or technology, or if such third parties materially reduce their support of the Company's products and technology or materially increase such support for competitive products or technology, the Company's business, operating results and financial condition will be materially and adversely affected.

     The Company typically enters into separate agreements with each of its installation and implementation partners that provide such partners with the non-exclusive right to promote and market the Company's products, and to provide training, installation, implementation and other services for the Company's products, within a defined territory for a specified period of time (generally two years). The Company's installation and implementation partners generally do not receive fees for the sale of the Company's software products unless they participate actively in a sale as a sales agent. However, they generally are permitted to set their own rates for their installation and implementation services, and the Company typically does not collect a royalty or percentage fee from such partners on services performed. The Company also enters into similar agreements with its distribution partners that grant such partners the non-exclusive right, within a specified territory, to market, license, deliver and support the Company's products. In exchange for such distributors' services, the Company grants a discount to the distributor for the license of its software products. The Company also relies on third parties for the development or inter-operation of key components of its software so that users of the Company's software will obtain the functionality demanded. Such research and product alliances include software developed to be sold in conjunction with the Company's software products, technology developed to be included in or encapsulated within the Company's software products and numerous third-party software programs that generally are not sold with the Company's software but inter-operate directly with the Company's software through application program interfaces. The Company generally enters into joint development agreements with its third-party software development partners that govern ownership of the technology collectively developed. Each of the Company's partner agreements and third-party development agreements contain strict confidentiality and non-disclosure provisions for the service provider, end user and third-party developer and the Company's third-party development agreements contain restrictions on the use of the Company's technology outside of the development process. The failure of the Company to establish or maintain successful relationships with such third-party software providers or such third-party installation, implementation and development partners or the failure of such third-party software providers to develop and support their software could have a material adverse effect on the Company's business, operating results and financial condition. See "Business-Sales and Marketing," "-Third-Party Implementation Providers" and "-Proprietary Rights and Licensing."

Intellectual Property Rights; Use of Licensed Technology

     The Company's success is dependent upon its proprietary technology and other intellectual property. The Company relies primarily on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its rights in its software. The Company enters into license agreements with each of its customers. Each of the Company's license agreements provides for the non-exclusive license of the Company's MFG/PRO software. Such licenses generally are perpetual (unless terminated by either party upon 30 days written notice) and contain strict confidentiality and non-disclosure provisions, a limited warranty covering MFG/PRO software and indemnification for the customer from any infringement action related to MFG/PRO software. The pricing policy under each license is based on a standard price list and may vary based on the number of end-users, number of sites, number of modules, number of languages, the country in which the license is granted and level of ongoing support, training and services to be provided by the Company. The Company has no patents or pending patent applications. In order to facilitate the customization required by most of the Company's customers, the Company generally licenses its MFG/PRO software to end users in both object code (machine-readable) and source code (human-readable) format. While this practice facilitates customization, making software available in source code also makes it easier for third parties to copy or modify the Company's software for non-permitted purposes. One of the Company's distributors has developed modifications to the Company's software, which it owns jointly with the Company. The Company has entered into a reciprocal license with this distributor who markets the product enhancements in conjunction with MFG/PRO software. This or other distributors or other persons may continue to independently develop a modified version of the Company's software. The Company seeks to protect its software, documentation and other written materials under the legal provisions relating to trade secret, copyright and contract law. The Company's license agreements generally allow the use of MFG/PRO software solely by the customer for internal purposes without the right to sublicense or transfer MFG/PRO software to third parties. The Company believes that the foregoing measures afford only limited protection. Despite the Company's efforts, it may be possible for third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third- party copying or use, which could adversely affect the Company's competitive position. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exist, software piracy can be expected to be a problem. Furthermore, there can be no assurance that the Company's competitors will not independently develop technology similar to that of the Company.

     The Company has in the past been subject to claims of intellectual property infringement and may increasingly be subject to such claims as the number of products and competitors in the Company's targeted vertical markets grows and the functionality of products in other industry segments overlaps. Although the Company is not aware that any of its products infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. The Company may also initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation were determined in favor of the Company.

     The Company has in the past and may in the future resell certain software, which it licenses from third parties. In addition, the Company has in the past and may in the future jointly develop software in which the Company will have co-ownership or cross-licensing rights. There can be no assurance that these third-party software arrangements and licenses will continue to be available to the Company on terms that provide the Company with the third-party software it requires to provide adequate functionality in its products, on terms that adequately protect the Company's proprietary rights or on terms that are commercially favorable to the Company. The loss of or inability to maintain or obtain any of these software licenses, including as a result of third-party infringement claims, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed and integrated, which could materially and adversely affect the Company's business, operating results and financial condition. See "Business-Products" and "-Research and Development."

Risks Associated With International Operations

     The Company derived approximately 44%, 42% and 39% of its total revenue from sales outside the United States in the years ended December 31, 1995, January 31, 1997 and January 31, 1998, respectively. Of the Company's approximately 3,600 licensed sites in more than 80 countries as of January 31, 1998, over 70% are outside the United States. The Company's engineering and research and development operations are located in the United States and Brazil and its sales and support operations are located in the United States and in 16 other countries. The Company also has more than 40 distributors and numerous partnerships and alliances worldwide. The geographic distance between these locations has in the past led, and could in the future lead, to logistical and communications difficulties. There can be no assurance that the geographic, time zone, language and cultural differences between the Company's international personnel and operations will not result in problems that materially adversely affect the Company's business, operating results and financial condition.

     The Company expects to commit additional time and resources to expanding its worldwide sales and marketing activities, localizing its products for selected markets and developing local sales and support channels. There can be no assurance that such efforts will be successful. Failure to sustain or increase international revenue could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also experience an operating loss in one or more regions of the world for one or more periods. The Company's ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to the Company's continued growth and profitability. International operations are subject to a number of risks, including the

     Costs of localizing products for different countries, longer accounts receivable collection periods and greater difficulty in accounts receivable collections in certain geographic regions, unexpected changes in regulatory requirements, changes in tax rates or applications, dependence on distributors and technology standards, import and export restrictions and tariffs, difficulties and costs of staffing and managing international operations, potentially adverse tax treatment and consequences, political instability, the burdens of complying with multiple, potentially conflicting laws and the impact of business cycles and economic instability. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Business-Sales and Marketing."

Exposure to Currency Fluctuations

     To date, the Company's revenue from international operations has primarily been denominated in United States dollars. The Company prices its products in United States dollars and over 90% of the Company's sales in the years ended December 31, 1995, January 31, 1997 and 1998, were denominated in United States dollars, with the remainder in ten different currencies. The Company expects that a growing percentage of its business will be conducted in currencies other than the United States dollar. The Company also incurs a significant portion of its expenses in currencies other than the United States dollar, including a substantial portion of its general and administrative expenses. As a result, fluctuations in the values of the respective currencies relative to the other currencies in which the Company generates revenue could materially adversely affect its business, operating results and financial condition. While the Company may in the future change its pricing practices, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, less competitive in other markets. Fluctuations in currencies relative to the United States dollar will affect period-to-period comparisons of the Company's reported results of operations. In the fiscal year ended January 31, 1998 and 1997, the Company recognized $879,000 and $407,000, respectively in foreign currency transaction gains, compared to losses of $477,000 the fiscal year ended December 31, 1995. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. Although the Company does not currently undertake hedging transactions the Company may choose to hedge a portion of its currency exposure in the future as it deems appropriate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Control by Principal Stockholders

     As of January 31, 1998, Pamela and Karl Lopker jointly beneficially own approximately 65% of the Company's outstanding Common Stock. Current directors and executive officers as a group will own approximately 70% of the Common Stock. Consequently, the directors and executive officers, and the Lopkers in particular, will be able to control the outcome of all matters submitted for stockholder action, including the election of members to the Company's Board of Directors and the approval of significant change in control transactions, and will effectively control the management and affairs of the Company, which may have the effect of delaying or preventing a change in control of the Company. The Lopkers currently constitute two of the five directors and therefore have significant influence in directing the actions of the Board of Directors.

Product Liability

     While the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will not be subject to such claims in the future. The Company has product liability insurance, but the Company currently does not have errors and omissions coverage, and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all. A successful product liability or errors or omissions claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

Anti-Takeover Provisions

     The Company's Certificate of Incorporation and Bylaws, contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable, including provisions which authorize the issuance of "blank check" preferred stock, provide for a Board of Directors with staggered three-year terms, require super-majority voting to effect certain amendments to the Certificate of Incorporation and Bylaws, limit the persons who may call special meetings of stockholders, and establish advance notice requirements for stockholder nominations for election to the Board of Directors or for stockholder proposals of business to be considered at stockholders meetings. Certain provisions of Delaware law may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals.

Dividend Policy

     The Company has never declared or paid any cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

     The Company is restricted by the terms of its outstanding debt and financing agreements from paying cash dividends on its Common Stock, and may in the future enter into loan or other agreements that restrict the payment of cash dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 4 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors of the Company is incorporated by reference to the section entitled "Election of Directors" appearing in the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the Company's fiscal year ended January 31, 1998. Certain information with respect to persons who are or may be deemd to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with Commission within 120 days after the end of the Company's fiscal year ended January 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended January 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions are incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended January 31, 1998.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)     1.  FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this form 10-K:


                                    QAD Inc.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                         -------

Independent Auditors' Report...........................................     F-1
Consolidated Balance Sheets as of January 31, 1998 and 1997............     F-2
Consolidated Statements of Income for the years ended January 31
     1998 and 1997, the one month ended January 31, 1996 and
     the year ended December 31 1995...................................     F-3
Consolidated Statement of Stockholders' Equity for the years ended
     January 31, 1998 and 1997, the one month ended January 31, 1996
     and the year ended December 31 1995...............................     F-4
Consolidated Statements of Cash Flows for the years ended January 31,
     1998 and 1997, the one month ended January 31, 1996
     and the year ended December 31, 1995..............................     F-5
Notes to Consolidated Financial Statements.............................     F-6

(A)     2.  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this report:

     II.  Valuation and Qualifying Accounts............................     S-1

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(A)     3.  EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBIT   EXHIBIT TITLE
NUMBER

  3.1 Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997*

  3.2     Certificate   of  Amendment  of   Certificate  of  Inspection  of  the
          Registrant, filed  with  the  Delaware  Secretary of State on June 19,
          1997*

  3.9     Bylaws of the Registrant*

  4.1     Specimen Stock Certificate*

 10.1     QAD Inc. 1994 Stock Ownership Program*

 10.2     QAD Inc. 1997 Stock Incentive Program*

 10.3     Form  of  Indemnification   Agreement  with  Directors  and  Executive
          Officers*

 10.4 Loan and Security Agreement between Greyrock Business Credit, a Division of Nations Credit Commercial Corporation ("GBC") and the Registrant dated July 3, 1996*

 10.5 Schedule to Loan Agreement between GBC and the Registrant dated July 3, 1996*

 10.6     Letter Agreement between the Registrant and GBC dated July 3, 1996*

 10.7     Letter Agreement between the Registrant and GBC dated July 5, 1996*

 10.8     Letter Agreement between the Registrant and GBC dated July 5, 1996*

 10.9 Secured Promissory Note in the original principal amount of $4,000,000 made by the Registrant to the order of GBC dated July 3, 1996*

10.10 Trademark Security Agreement between GBC and the Registrant dated July 3, 1996*

10.11 Security Agreement in Copyrighted Works executed by the Registrant in favor of GBC dated July 3, 1996*

10.12 Deed of Trust with respect to real property located in Santa Barbara County, California executed by the Registrant in favor of GBC dated July 3, 1996*

10.13 Employment Offer Letter between the Registrant and Dennis R. Raney dated January 15, 1997*

10.14 Master License Agreement between the Registrant and Progress Software Corporation dated June 30, 1995*+

10.15 Lease Agreement between the Registrant and Matco Enterprises, Inc. for Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria, California dated November 30, 1992*

10.16 First Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites C and H located at 5464 Carpinteria Ave., Carpinteria, California dated September 9, 1993*

10.17 Second Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994*

10.18 Third Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994*

10.19 Fourth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave., Carpinteria, California dated February 15, 1994*

10.20 Fifth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Ave., Carpinteria, California dated September 12, 1994*

10.21 Sixth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites A, B, D, F and H, and Room A located at 5464 Carpinteria Ave., Carpinteria, California dated October 30, 1996*

10.22 Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993*

10.23 Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993*

10.24 Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30, 1993*

10.25 Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30, 1993*

10.26 Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993*

10.27 Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993*

10.28     Lease  Agreement  between  the  Registrant  and William D. and Edna J.
          Wright dba

          South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995*

10.29 Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995*

10.30 Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995*

10.31 Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995*

10.32 Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 and 2 located at 6430 Via Real, Carpinteria, California dated September 8, 1995*

10.33 Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 and 2 located at 6430 Via Real, Carpinteria, California dated September 8, 1995*

10.34 Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 7 and 10 located at 6420 Via Real, Carpinteria, California dated January 27, 1997*

10.35 Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 7 and 10 located at 6420 Via Real, Carpinteria, California dated January 27, 1997*

10.36 Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993*

10.37 Amendment to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated April 26, 1994*

10.38     Second   Amendment  to  Multi-Tenant   Lease  Agreement   between  the
          Registrant and EDB Property Partners, LP III, dated May 30, 1995*

10.39     Third   Amendment  to  Multi-Tenant   Lease   Agreement   between  the
          Registrant and EDB Property Partners L.P. I dated November 30, 1995*

10.40     Agreement  and  Plan  of  Merger   between  QAD   California  and  the
          Registrant dated July 8, 1997*

10.41 Credit Agreement dated as of August 4, 1997 between the Registrant and Bank of America National Trust and Savings Association

10.42 Standard Industrial Commercial Multi-Tenant Lease--Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp.

21.1      Subsidiaries of the Registrant*

23.1      Consent of KPMG Peat Marwick LLP and opinion on Schedule II

27.1      Financial Data Schedule

________________________

(*) Incorporated by reference to the Registrant's Registration Statement in Form S-1 (Commission File No. 333-28441).
(+) Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

(B)       REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 1998.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1995, the one month ended January 31, 1996 and the years ended January 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 1997 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1995, the one month ended January 31, 1996 and the years ended January 31, 1997 and 1998 in conformity with generally accepted accounting principles.

                                           KPMG PEAT MARWICK LLP

Los Angeles, California
April 24, 1998

                                   QAD Inc.
                           Consolidated Balance Sheets
                   (in thousands, except for number of shares)

                                                                                                January 31,  January 31,
                                                                                                   1997         1998
                                                                                                -----------  -----------

Assets
Current assets:
    Cash and cash equivalents ...............................................................   $     301    $  70,082
    Trade accounts receivable, net of allowances of
       $3,694 and $5,510 at January 31, 1997 and 1998, respectively .........................      46,745       75,683
    Deferred income taxes ...................................................................       4,816        1,858
    Other current assets ....................................................................       2,112        8,584
                                                                                                ---------    ---------
    Total current assets ....................................................................      53,974      156,207
Property and equipment, net .................................................................      18,071       25,717
Other assets, net ...........................................................................       3,051        6,402
Deferred income taxes .......................................................................       2,154        2,180
                                                                                                ---------    ---------
                                                              Total assets ..................   $  77,250    $ 190,506
                                                                                                =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable and current installments of long-term debt ................................   $   8,465    $     143
    Accounts payable ........................................................................       9,403       12,778
    Accrued expenses ........................................................................      12,739       18,110
    Income taxes payable ....................................................................         741        2,282
    Deferred revenue and deposits ...........................................................      28,602       43,636
                                                                                                ---------    ---------
                                                 Total current liabilities ..................      59,950       76,949

    Long-term debt, less current installments ...............................................       5,036           39
    Deferred revenue - non-current ..........................................................         991          424
    Other deferred liabilities ..............................................................         379          708
    Minority interest .......................................................................          90           11
Stockholders' equity:
    Preferred stock, Authorized 5,000,000 shares; none issued and
       outstanding ..........................................................................          --           --
    Common stock, no par value. Authorized 150,000,000 shares; issued and outstanding 22,218,572 shares and 29,096,269 shares at January 31,
       1997 and 1998, respectively ..........................................................       5,942       97,238
    Retained earnings .......................................................................       7,539       17,395
    Receivable from stockholders ............................................................        (197)        (397)
    Unearned compensation-restricted stock ..................................................      (2,129)      (1,510)
    Cumulative foreign currency translation adjustment ......................................        (351)        (351)
                                                                                                ---------    ---------
                                                Total stockholders' equity ..................      10,804      112,375
                                                                                                ---------    ---------

                                Total liabilities and stockholders' equity ..................   $  77,250    $ 190,506
                                                                                                =========    =========

See accompanying notes to consolidated financial statements.

                                    QAD Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except for share data)

                                                                                 Year       One Month      Year         Year
                                                                                 Ended        Ended        Ended        Ended
                                                                               ---------    ---------    ---------    ---------
                                                                              December 31,  January 31,  January 31,  January 31,
                                                                                 1995          1996         1997         1998
                                                                               ---------    ---------    ---------    ---------
Revenue:
    License fees ...........................................................   $  63,756    $     993    $  85,753    $ 113,447
    Maintenance and other ..................................................      26,193        2,479       40,691       58,787
                                                                               ---------    ---------    ---------    ---------
                                   Total revenues ..........................      89,949        3,472      126,444      172,234
Cost and expenses:
    Cost of revenues .......................................................      23,599        1,649       29,158       41,551
    Sales and marketing ....................................................      38,341        3,294       53,194       67,249
    Research and development ...............................................      17,037        1,547       25,434       29,317
    General and administrative .............................................      13,618          856       15,938       19,422
                                                                               ---------    ---------    ---------    ---------
                              Total cost and expenses ......................      92,595        7,346      123,724      157,539
                                                                               ---------    ---------    ---------    ---------

Operating income (loss) ....................................................      (2,646)      (3,874)       2,720       14,695

Other (income) expense:
    Interest income ........................................................         (38)        --            (49)      (1,785)
    Interest expense .......................................................         825          126        1,654        1,064
    Other ..................................................................          48          (61)        (608)      (1,599)
                                                                               ---------    ---------    ---------    ---------
Total other (income) expense ...............................................         835           65          997       (2,320)
                                                                               ---------    ---------    ---------    ---------

Income (loss) before income taxes ..........................................      (3,481)      (3,939)       1,723       17,015
Income tax expense (benefit) ...............................................      (2,795)      (1,078)         723        7,159
                                                                               ---------    ---------    ---------    ---------

Net income (loss) ..........................................................   $    (686)   $  (2,861)   $   1,000    $   9,856
                                                                               =========    =========    =========    =========


Basic net income (loss) per share ..........................................   $   (0.03)   $   (0.13)   $    0.05    $    0.38

Diluted net income (loss) per share ........................................   $   (0.03)   $   (0.13)   $    0.04    $    0.38


See accompanying notes to consolidated financial statements.

                                   QAD Inc.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         Year ended December 31, 1995, one month ended January 31, 1996 and years ended January 31, 1997 and 1998
                   (in thousands, except for number of shares)


                                        Common Stock             Retained     Receivable       Restricted Stock
                                                                 Earnings        from
                                                                             Stockholders
                                  ---------------------------                              -------------------------
                                     Shares         Amount                                   Shares      Amount
                                  -------------  ------------  ------------  ------------  ----------  -------------

  Balance, December 31, 1994        20,804,858      $ 1,805      $ 10,086           --            --           --
  Common Stock Issued:
     Under stock purchase plan         250,750          601           --            --            --           --
     Under stock options             1,024,000           74           --            --            --           --
     Pursuant to performance
       awards                          148,514          336           --            --            --           --
  Common stock repurchases          (1,262,370)        (624)          --            --            --           --
  Receivable from stockholders              --           --           --          (151)           --           --
  Translation adjustments                   --           --           --            --            --           --
  Net loss                                  --           --         (686)           --            --           --
                                  -------------  ------------  ------------  ------------  ----------  ------------
  Balance, December 31, 1995        20,965,752        2,192        9,400          (151)           --           --
  Common Stock Issued:
    Pursuant to performance
      awards                            23,722           57           --            --            --           --
  Common stock repurchases             (10,720)         (26)          --            --            --           --
  Translation adjustments                   --           --           --            --            --           --
  Net loss                                  --           --       (2,861)           --            --           --
                                  -------------  ------------  ------------  ------------  ----------  ------------
  Balance, January 31, 1996         20,978,754        2,223        6,539          (151)           --           --
  Common Stock Issued:
     Under stock purchase plan         793,438        1,411           --            --            --           --
     Under stock options               105,000          185           --            --            --           --
     Pursuant to performance
       awards                          108,062          256           --            --            --           --
     Pursuant to restricted
       stock awards                    559,066        2,584           --            --      (559,066)      (2,584)
     Common stock earned under
       restricted stock awards              --           --           --            --       149,954          455
  Common stock repurchases            (325,748)        (717)          --            --            --           --
  Receivable from stockholders              --           --           --           (46)           --           --
  Translation adjustments                   --           --           --            --            --           --
  Net income                                --           --        1,000            --            --           --
                                  -------------  ------------  ------------  ------------  ----------  ------------
  Balance, January 31, 1997         22,218,572        5,942        7,539          (197)     (409,112)      (2,129)



                                     Cumulative      Total
                                    Translation   Stockholders
                                     Adjustment     Equity
                                    ------------  ------------

Balance, December 31, 1994            $  102      $ 11,993
  Common Stock Issued:
     Under stock purchase plan            --           601
     Under stock options                  --            74
     Pursuant to performance
       awards                             --           336
  Common stock repurchases                --          (624)
  Receivable from stockholders            --          (151)
  Translation adjustments                189           189
  Net loss                                --          (686)
                                    ------------  ------------
  Balance, December 31, 1995             291        11,732
  Common Stock Issued:
    Pursuant to performance
      awards                              --            57
  Common stock repurchases                --           (26)
  Translation adjustments                121           121
  Net loss                                --        (2,861)
                                    ------------  ------------
  Balance, January 31, 1996              412         9,023
  Common Stock Issued:
     Under stock purchase plan            --         1,411
   Under stock options                    --           185
     Pursuant to performance
       awards                             --           256
     Pursuant to restricted
       stock awards                       --            --
     Common stock earned under
       restricted stock awards            --           455
  Common stock repurchases                --          (717)
  Receivable from stockholders            --           (46)
  Translation adjustments               (763)         (763)
  Net income                              --         1,000
                                    ------------  ------------
  Balance, January 31, 1997             (351)       10,804

(Continued)



                                        Common Stock             Retained    Receivable         Restricted Stock
                                                                 Earnings     from
                                                                             Stockholders
                                  ---------------------------                               ------------------------
                                     Shares       Amount                                      Shares       Amount
                                  -------------  ------------  ------------  ------------   ----------  -------------

Common Stock Issued:
   Under initial public
     offering (net of offering
     costs)                        6,612,500         90,516           --            --             --             --
   Under stock purchase and
     incentive plan                  251,129          2,413           --            --             --             --
   Under stock options               299,000            709           --            --             --             --
   Pursuant to performance
     awards                           50,060            431           --            --             --             --
   Pursuant to restricted
     stock awards                     20,400        194,000           --            --          (20,400)      (194,000)
   Common stock earned under
     restricted stock awards           1,536           --             --            --          208,296            663
Tax benefit associated with
  stock option exercise                 --              523           --            --             --             --
Common stock repurchases            (334,528)        (3,340)          --            --             --             --
Restricted stock awards
  cancelled                          (22,400)      (150,000)          --            --           22,400        150,000
Receivable from
 stockholders                           --             --             --            (200)          --             --
Net income                              --             --            9,856          --             --             --
                                 ===========    ===========    ===========   ===========    ===========    ===========
Balance, January 31, 1998         29,096,269    $    97,238    $    17,395   $      (397)      (198,816)   $    (1,510)
                                 ===========    ===========    ===========   ===========    ===========    ===========



                                 Cumulative      Total
                                Translation   Stockholders
                                 Adjustment     Equity
                                ------------  ------------

Common Stock Issued:
   Under initial public
     offering (net of offering
     costs)                           --           90,516
   Under stock purchase and
     incentive plan                   --            2,413
   Under stock options                --              709
   Pursuant to performance
     awards                           --              431
   Pursuant to restricted
     stock awards                     --               --
   Common stock earned under
     restricted stock awards          --              663
Tax benefit associated with
  stock option exercise               --              523
Common stock repurchases              --           (3,340)
Restricted stock awards
  cancelled                           --               --
Receivable from
 stockholders                         --             (200)
Net income                            --            9,856
                                 =========    ===========
Balance, January 31, 1998           $ (351)   $   112,375
                                 =========    ===========


See accompanying notes to consolidated financial statements.

                                   QAD Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                   Year Ended        One Month       Year Ended      Year Ended
                                                                  December 31,         Ended         January 31,     January 31,
                                                                      1995          January 31,         1997            1998
                                                                                       1996
                                                                 --------------   ---------------  ---------------  -------------

Cash flows from operating activities:
     Net income (loss)                                           $         (686)  $       (2,861)  $        1,000   $        9,856
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                      4,346              390            5,345            6,921
       Provision for doubtful accounts and sales returns                    945              (25)           3,432            4,370
       Loss on disposal of equipment                                       --               --                 25               82
       Minority interest                                                   --                106              (16)             (79)
       Compensation expense pursuant to stock repurchase                  2,408             --               --               --
       Compensation expense pursuant to stock awards                        336               57            1,044            1,361
     Changes in assets and liabilities:
       (Increase) decrease in assets:
       Trade accounts receivable                                        (15,103)           5,444          (14,941)         (33,508)
       Income tax receivable                                               (231)             231             --               --
       Deferred income taxes                                             (3,780)          (1,781)          (1,398)           2,932
       Other assets                                                      (1,929)             (15)          (2,408)          (7,962)
     Increase (decrease) in liabilities:
       Accounts payable                                                   6,283           (2,816)           2,991            3,375
       Accrued expenses                                                   2,236             (607)           4,137            5,577
       Income taxes payable                                              (1,192)             288              453            2,174
       Deferred revenue and deposits                                     10,459              539            7,708           14,467
       Other deferred liabilities                                          --               --                 46               62
                                                                 --------------   --------------   --------------   --------------
       Net cash provided by (used in) operating activities                4,092           (1,050)           7,418            9,628

  Cash flows from investing activities:
     Additions to land and buildings                                     (2,341)            (206)            (435)            (281)
     Purchase of property and equipment                                  (7,243)            (735)          (3,008)         (13,280)
     Investment in equity securities                                       --               --               --             (3,000)
     Proceeds from disposition of property and equipment                    117             --                 83               51
                                                                 --------------   --------------   --------------   --------------
     Net cash used in investing activities                               (9,467)            (941)          (3,360)         (16,510)

  Cash flows from financing activities:
     Proceeds from notes payable and long-term debt                      24,654            4,254           84,841            9,648
     Reduction of notes payable and long-term debt                      (19,555)          (2,414)         (90,131)         (22,967)
     Proceeds from initial public offering                                 --               --               --             90,516
     Issuance of common stock for cash                                      675             --              1,596            2,474
     Repurchase of common stock                                            (624)             (26)            (717)          (2,692)
     Receivable from stockholders                                          (151)            --                (46)            (200)
                                                                 --------------   --------------   --------------   --------------
     Net cash provided by (used in) financing activities                  4,999            1,814           (4,457)          76,779

     Effect of exchange rate changes on cash and                            189              121             (763)            (116)
       cash equivalents
     Net increase (decrease) in cash and cash equivalents                  (187)             (56)          (1,162)          69,781
     Cash and cash equivalents at beginning of period                     1,706            1,519            1,463              301
                                                                 --------------   --------------   --------------   --------------
     Cash and cash equivalents at end of period                  $        1,519   $        1,463   $          301   $       70,082
                                                                 ==============   ==============   ==============   ==============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                      $          824   $           99   $        1,553   $          892
   Income taxes                                                  $        1,087   $            6   $          707   $        1,179

Supplemental disclosure of non-cash investing and financing activities:

     During the year ended December 31, 1995, one month ended January 31, 1996 and years ended January 31, 1997 and 1998, the Company acquired property and equipment under capital lease obligations aggregating $1,081,000, $79,000, $97,000 and $0.

     During the year ended December 31, 1995, the Company issued a note payable in the amount of $2,407,788 in connection with the repurchase of common shares.

     See accompanying notes to consolidated financial statements.

                                   QAD Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The Company

     The Company is a provider of Enterprise Resource Planning software for multinational and other large manufacturing companies. The Company's software solutions are designed to facilitate global management of resources and information to allow manufacturers to reduce order fulfillment cycle times and inventories, improve operating efficiencies and measure critical company performance criteria against defined business plan objectives. The flexibility of the Company's products also helps manufacturers adapt to growth, organizational change, business process reengineering, supply chain management and other challenges.

     Effective February 1, 1996, the Company determined that it would change its reporting period from years ending December 31 to fiscal years ending January 31. Accordingly, the accompanying statements of income, stockholders' equity and cash flows include results for the one-month transition period ending January 31, 1996.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of QAD Inc. and its majority-owned subsidiaries. The Company also has various branch offices worldwide. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic locations throughout the world. At January 31, 1997, one customer had an outstanding receivable that constituted 12% of the Company's net trade accounts receivable. There were no other concentrations of such credit risk for the periods presented.

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents

Revenue Recognition

     The Company's principal source of software license fee revenue is derived from licensing MFG/PRO software. Revenues from maintenance and other activities are generated from maintenance support services, training and consulting and are billed separately from license revenues. Revenues from software license agreements, including licenses sold through distributors, are recognized at the time of shipment, net of any applicable distributor discount, provided there are no remaining significant obligations to be fulfilled by the Company and collectibility is probable. Where distributors have reproduction rights, revenue is recognized upon notification of shipment by the distributor. Typically, the Company's software licenses do not include significant vendor obligations. Where license contracts call for payment terms in excess of 12 months from date of shipment, revenue is recognized as payments become due. Maintenance revenues for ongoing customer support and product updates are recognized ratably over the term of the maintenance period, which is generally 12 months. Training and consulting revenues are recognized as the services are performed. Returns and allowances are estimated and provided for in the period of sale.

     Revenue on all sales in which there are outstanding obligations to provide resources over a period of time, as a component of the sale, is deferred and recognized as services are provided on a percentage of completion basis. At December 31, 1995, January 31, 1997 and 1998, $2,261,000, $811,000 and
$1,449,000, respectively, of revenue, net of related expenses, had been deferred until future periods for recognition as services are provided. Further, the Company recognizes revenue consistent with customer payment terms on all sales where extended payment terms beyond one year are granted. At January 31, 1997 and 1998, sales contracts totaling $4,259,000 and $1,256,000, respectively having payment terms through January 31, 2000 were deferred, to be recognized as payments become due.

Depreciation and Amortization

     Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Asset lives range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the life of the related improvements, whichever is shorter.

Computer Software Costs

     Pursuant to Statement of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board, the Company capitalizes software development costs incurred in connection with the localization and translation of its products once technological feasibility has been achieved. Capitalized development costs are amortized on a straight-line basis over three years and charged to cost of revenues. All other development costs are expensed to research and development as incurred.

Accrued Expenses

     Accrued expenses are as follows:

                                             January 31,     January 31,
                                                1997            1998
                                          --------------   --------------
Accrued payroll ........................  $        7,538   $        9,268
Accrued other ..........................           5,201            8,842
                                          --------------   --------------
                                          $       12,739   $       18,110
                                          ==============   ==============

Income Taxes

     The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws. See Note 6.

Computation of Net Income (Loss) Per Share

     In February 1997, the SFAS No. 128, Earnings Per Share. SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior period information has been restated to conform with the provisions of the SFAS No. 128.

     Net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury-stock method summarized as follows:


                                                         Year          One Month          Year             Year
                                                        Ended            Ended            Ended            Ended
                                                    --------------   --------------   --------------   --------------
                                                      December 31,    January 31,       January 31,      January 31,
                                                         1995              1996              1997           1998
                                                    --------------   --------------   --------------   --------------

Weighted average shares of common stock
   outstanding used in basic income (loss) per
   share calculation ............................       21,100,000       21,230,000       21,931,000       25,701,000

Weighted average shares of common stock
   equivalents issued using the treasury stock
   method .......................................             --               --          1,083,000          582,000
                                                    --------------   --------------   --------------   --------------
Weighted average shares of common stock and
   common stock equivalents outstanding used in
   diluted income (loss) per share calculation ..       21,100,000       21,230,000       23,014,000       26,283,000
                                                    ==============   ==============   ==============   ==============

Net income (loss) for basic and diluted calculation is the same in each respective period. Shares of common stock equivalents issued using the treasury stock method of 2,177,000 and 1,244,000 for the year ended December 31, 1995 and one month ended January 31, 1996, respectively were not included in the diluted calculation because they were anti-dilutive.

Foreign Currency Translation

     Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity. Revenues, costs and expenses are translated at average rates for each month. (Gains) and losses from foreign currency transactions are reflected in net earnings in the year incurred, classified as "other income expense," and totaled approximately $477,000, $(34,000), $(407,000) and $(879,000) for the year ended December 31, 1995, one month period ended January 31, 1996 and years ended January 31, 1997 and 1998, respectively.

Fair Value of Financial Instruments

     The carrying amounts of the following financial instruments approximate fair value because of the short maturity of those instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

     The carrying value of the Company's obligations under capital leases, notes payable and long-term debt approximates fair value and was estimated by discounting the future cash flows of the capital leases, notes payable and long-term debt at rates currently offered to the Company for similar capital leases, notes payable and long-term debt of comparable maturities by the Company's bankers.

Long-Lived Assets

     The Company has adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Accounting for Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.
Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the year ended December 31, 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of

APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 10).

Effect of Recent Accounting Pronouncements

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2: Software Revenue Recognition (SOP 97-2) which is effective for software transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of this new statement.

     The Financial Accounting Standards Board has issued SFAS No. 130 Reporting Comprehensive Income and SFAS No.131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 will affect the disclosure requirements for the first quarter of the year ended January 31, 1999 financial statements. SFAS No. 131 will affect the disclosure requirements for the year ended January 31, 1999 annual financial statements. The Company is currently evaluating the effect of these new statements.

Reclassifications

     Certain prior year balances have been reclassified to conform to current year presentation.

2. Property and Equipment

     Property and equipment is summarized as follows (in thousands):

                                                          January 31,       January 31,
                                                             1997              1998
                                                        --------------    --------------

Land and buildings ..................................   $        8,802    $        9,082
Automobiles .........................................               71               123
Computer equipment and software .....................           12,306            23,479
Furniture and office equipment ......................            6,160             7,654
Leasehold improvements ..............................            1,032             1,868
Equipment under capital lease .......................            1,921               353
                                                        --------------    --------------
                                                                30,292            42,559
Less accumulated depreciation and amortization,
  which includes $1,217 and $469 for January 31, 1997
  and January 31, 1998 respectively, for equipment
  under capital leases ..............................          (12,221)          (16,842)
                                                        --------------    --------------
          Net property and equipment ................   $       18,071    $       25,717
                                                        ==============    ==============

     Included in land and buildings is capitalized interest aggregating $329,000 as of January 31, 1997 and 1998.

3. Other Assets

     Other assets at January 31, 1997 and 1998 include capitalized software development costs of $1,065,000 and $2,416,000 (net of $2,341,000 and $3,034,000
of accumulated amortization), respectively. Amortization of these costs totaled $694,000, $61,000, $671,000 and $693,000 during the year ended December 31,
1995, one month ended January 31, 1996, and years ended January 31, 1997 and 1998, respectively. Amortization costs are included in cost of revenues. Software development costs incurred prior to achieving technological feasibility are expensed as incurred as research and development. Such costs aggregated $17,037,000, $1,547,000, $25,434,000 and $29,317,000 for the year ended
December 31, 1995, one month ended January 31, 1996, and years ended January 31, 1997 and 1998, respectively.

4. Notes Payable and Long-Term Debt

     Notes payable and long-term debt are summarized as follows (in thousands):

                                                                                   January 31,         January 31,
                                                                                      1997                1998
                                                                                 ----------------   ---------------

Advances under a $16,000,000 revolving credit agreement with a bank, secured by substantially all assets and guarantees of certain stockholders, bearing interest at the highest LIBOR for the period (5.49% at January 31, 1997)
    plus 4.875% per annum, expiring July 1997 .................................   $        4,349    $         --
Term notes payable, secured by property and equipment, payable in monthly installments ranging from $6,276 to $41,667, at interest rates ranging from
    8.29% to 10.365% per annum, expiring from June 1997 to December 1999,
    repaid in 1998 ............................................................            5,258              --
Note payable under term portion of credit agreement, secured by real estate, principal payable commencing August 1996 in monthly installments of $66,666 plus interest at the highest LIBOR during the month (5.49% at January 31,
    1997) plus 4.875% per annum (to be no less than 8% per annum), through
    July 2001, repaid in 1998 .................................................            3,600              --
Note payable, secured by leasehold improvements, payable in monthly
    installments of $681 through February 1998.................................                9                 1
Capital lease obligations .....................................................              285               181
                                                                                  --------------    --------------
                                                                                          13,501               182
Less current installments .....................................................           (8,465)             (143)
                                                                                  --------------    --------------
                                                                                  $        5,036    $           39
                                                                                  ==============    ==============

     At January 31, 1998, future minimum principal payments of notes payable and long-term debt are as follows (in thousands):

          Year ending January 31:

          1999 .........................   $    143
          2000 .........................         39
                                           --------
                                           $    182
                                           ========

     Subsequent to the initial public offering the Company entered into a revolving credit agreement with Bank of America National Trust and Savings Association ("Bank"), which expires on August 4, 1999. The maximum available amount of borrowings under the revolving credit agreement is equal to $20 million, unless there is a voluntary termination or reduction of commitment by the Company. The total amount of available borrowings under the revolving credit agreement at January 31, 1998 was approximately $20 million. Borrowings under the revolving credit agreement bear interest at a rate per annum equal to the Offshore Rate plus the Applicable Margin or the Base Rate plus the Applicable Margin. The Applicable Margin means, with respect to Base Rate Loans, 0%, and with respect to Offshore Rate Loans, 1.25% when 50% or less of the Commitment is being utilized, and 1.50% when more than 50% of the Commitment is being utilized. The Company pays a commitment fee on the average unused portion of the Commitment to the Bank, equal to one-half of one percent (.50%) per annum.

5. Deferred Revenue

     The Company bills for ongoing maintenance and post-sale customer support separately from sales of products and records such amounts as deferred revenue when billed. Deferred revenue aggregated $29,125,000 and $43,226,000 at January 31, 1997 and 1998, respectively. Revenue under maintenance contracts is recognized ratably over the term of the contract, which is typically 12 months.

6. Income Taxes

     Components of income tax expense (benefit) are as follows (in thousands):

                                              Year Ended         One Month                 Year Ended
                                                                   Ended        --------------------------------
                                             December 31,       January 31,       January 31,       January 31,
                                                 1995              1996              1997              1998
                                            --------------    --------------    --------------    --------------
          Current:
                Federal .................   $          371    $       (1,402)   $          881    $        1,675
                State ...................              110              (203)              (63)              197
                Foreign .................              503               890               227             2,421
                                            --------------    --------------    --------------    --------------
                                    Total              984              (715)            1,045             4,293
          Deferred:
                Federal .................           (1,946)               80               (94)            2,449
                State ...................             (290)                9               (10)             (573)
                Foreign .................           (1,543)             (452)             (218)              990
                                            --------------    --------------    --------------    --------------
                                    Total           (3,779)             (363)             (322)            2,866
                                            --------------    --------------    --------------    --------------
                                            $       (2,795)   $       (1,078)   $          723    $        7,159
                                            ==============    ==============    ==============    ==============

     SFAS No. 109 requires companies to record deferred tax assets for the benefit to be derived from deductible temporary differences, net of appropriate valuation reserves to reflect management estimates of realizability of such deferred tax assets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                  January 31, 1997        January 31, 1998
                                                                --------------------    ---------------------

Deferred tax assets:
   Allowance for bad debts ..................................   $              1,387    $              1,999
   Accrued vacation .........................................                    524                     751
   Accrued commission .......................................                   --                       267
   Alternative minimum tax ..................................                     98                      98
   Research and development credits .........................                  1,217                   1,149
   Foreign tax credits ......................................                    778                     320
   Stock awards/discounts ...................................                   --                       266
   Long term contract .......................................                    328                    --
   Net operating loss carry forwards ........................                  5,054                   2,417
   Other ....................................................                     34                     213
                                                                --------------------    --------------------
                                                                               9,420                   7,480
   Less valuation allowance .................................                 (2,081)                 (1,814)
                                                                --------------------    --------------------
     Net deferred tax assets ................................                  7,339                   5,666
     Less current portion ...................................                 (5,288)                 (2,719)
                                                                --------------------    --------------------
Long-term net deferred tax assets (net of $2,081 and $1,814
   valuation allowance, respectively) .......................                  2,051                   2,947
                                                                --------------------    --------------------

Deferred tax liabilities:
   Capitalized translation and research and development costs                    355                   1,056
   State income taxes .......................................                    119                     (68)
   Other ....................................................                     (2)                    195
   Mark to market ...........................................                   --                       807
   Depreciation and amortization ............................                   (103)                   (362)
                                                                --------------------    --------------------
                                                                                 369                   1,628
         Less current portion ...............................                   (472)                   (861)
                                                                --------------------    --------------------
         Long-term net deferred tax liabilities .............   $               (103)   $                767
                                                                ====================    ====================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     For U.S. tax purposes, management has determined that the realization of recorded deferred tax assets arising in the United States is reasonably assured, and accordingly, no valuation allowance has been recorded on such items. With available tax planning strategies and projections of future income over the periods in which the foreign deferred tax assets are deductible, management believes it is more likely than not that the Company will realize a portion of the benefits of these deductible differences on tax returns filed in foreign jurisdictions. The Company's net operating loss carryforward benefits aggregating $5.1 million and $2.4 million at January 31, 1997 and 1998, respectively arise principally from losses incurred by foreign subsidiaries and expire commencing in 2001.

     The Company's net operating loss carryforward benefits aggregating $5.1 million and $2.4 million at January 31, 1997 and 1998, respectively arise principally from losses incurred by foreign subsidiaries and expire commencing in 2001.

     At January 31, 1997 and 1998, the valuation allowance attributable to deferred tax assets was $2,081,000 and $1,814,000, respectively, an overall decrease of $267,000.

     Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate to earnings (loss) before income taxes as follows (in thousands):

                                                      Year           One Month                  Year Ended
                                                     Ended              Ended        --------------------------------
                                                  December 31,       January 31,       January 31,       January 31,
                                                      1995              1996              1997              1998
                                                 --------------    --------------    --------------    --------------

Computed expected tax expense (benefit) ......   $       (1,183)   $       (1,339)   $          586    $        5,968
State income taxes, net of Federal income tax
   benefit ...................................             (209)             (236)              103               815
Incremental tax expense from foreign
   operations ................................             --                 649               117               203
Alternative minimum tax ("AMT") ..............              182              --                --                --
Net change in deferred tax assets and
   liabilities ...............................           (1,856)              (87)              918              (267)
Meals and entertainment ......................              279                 9               286               325
Foreign sales corporation ....................            1,341              --                (539)             --
Research, AMT and foreign tax credits ........           (1,386)             (174)           (1,082)           (1,135)
Foreign dividends ............................             --                --                --                 541
Reduction of research and development credits
   and foreign tax credits previously recorded             --                  94               350               600
Other ........................................               37                 6               (16)              109
                                                 --------------    --------------    --------------    --------------
                                                 $       (2,795)   $       (1,078)   $          723    $        7,159
                                                 ==============    ==============    ==============    ==============

7.  401(k) Plan

     The Company has a defined contribution 401(k) plan, which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company may make additional contributions at the discretion of the Board of Directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for the years ended December 31, 1995, January 31, 1997 and 1998 were $101,000, $422,000 and
$371,000, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of income.

8.  Commitments and Contingencies

     The Company finances equipment under capital leases and leases office facilities under operating lease agreements expiring through 2004. The present value of future minimum capital lease payments and future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                  Capital       Operating Leases
                                                                     Leases
                                                -------------   ----------------

Year ending January 31,:
    1999 ....................................   $         152   $          4,784
    2000 ....................................              41              3,402
    2001 ....................................             --               2,281
    2002 ....................................             --               1,548
    2003 ....................................             --                 639
    Thereafter ..............................             --                  26
                                                -------------    ---------------
                 Total minimum lease payments             193    $        12,680
Less amount representing interest at rates
     ranging from 11% to 14.5% ..............             (12)
                                                -------------
Present value of minimum lease payments .....   $         181
                                                =============

     Total rent expense for the year ended  December 31,  1995,  one month ended
January 31,   1996  and  years  ended  January 31,   1997  and  1998  aggregated
$4,981,000, $457,000, $5,929,000 and $6,509,000, respectively.

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

9.  Geographic Information

     The  following   table  shows   revenues,   operating   income  (loss)  and
identifiable assets by geographic segment (in thousands):

                                                        Year Ended
                                      --------------------------------------------------
                                        December 31,      January 31,       January 31,
                                           1995              1997              1998
                                      --------------    --------------   ---------------
Revenue:
     U.S ..........................   $       49,955    $       73,519    $      105,446
     Europe .......................           24,619            32,725            43,027
     Asia/Pacific .................           12,354            15,543            18,354
     Other ........................            3,021             4,657             5,407
                                      --------------    --------------    --------------
                                      $       89,949    $      126,444    $      172,234
                                      ==============    ==============    ==============
Operating income (loss):
     U.S ..........................   $        1,094    $        6,839    $       12,054
     Europe .......................            1,251               341             9,870
     Asia/Pacific .................           (5,621)           (5,691)           (8,982)
     Other ........................              630             1,231             1,753
                                      --------------    --------------    --------------
                                      $       (2,646)   $        2,720    $       14,695
                                      ==============    ==============    ==============

                                         January 31,     January 31,
                                           1997             1998
                                      --------------   --------------
Identifiable assets:
     U.S ..........................   $       46,959   $      150,744
     Europe .......................           18,691           24,366
     Asia/Pacific .................            9,226            8,871
     Other ........................            2,374            6,525
                                      --------------   --------------
                                      $       77,250   $      190,506
                                      ==============   ==============

10.  Employee Stock Option, Purchase Plans and Restricted Stock Awards

     Employee Stock Option Agreements

     The Company has stock option agreements with certain key employees. As of January 31, 1997 and 1998, options to purchase 1,121,000 and 2,724,000 shares of common stock had been granted and were outstanding. Outstanding options generally vest over a five-year period and have contractual lives of 10 years. Transactions in stock options are summarized as follows:

                                                Shares         Weighted Average      Options
                                                                Exercise Price     Exercisable
                                           --------------    -------------------  ------------

Outstanding options at December 31, 1994        2,350,000    $       0.18            2,114,000

Options issued .........................             --
Options exercised ......................       (1,024,000)           0.02
Options expired and terminated .........             --
                                           --------------
Outstanding options at December 31, 1995        1,326,000            0.31            1,240,000

Options issued .........................             --
Options exercised ......................             --
Options expired and terminated .........             --
                                           --------------
Outstanding options at January 31, 1996         1,326,000            0.31            1,240,000

Options issued .........................             --
Options exercised ......................         (105,000)           0.40
Options expired and terminated .........         (100,000)           1.61
                                           --------------
Outstanding options at January 31, 1997         1,121,000            0.18            1,121,000

Options issued .........................        2,040,000           13.61
Options exercised ......................         (299,000)           0.21
Options expired and terminated .........         (138,000)          11.01
                                           --------------
Outstanding options at January 31, 1998         2,724,000    $       9.68              822,000
                                           ==============

     The  weighted   average   remaining   contractual  life  of  stock  options
outstanding as of January 31, 1998 was as follows:

                                                                                Options Exercisable
                                          Weighted                        ---------------------------------
                                          Average           Weignted                            Weighted
   Range of             Number of        Remaining          Average             Number          Average
Exercise Prices          Options        Contractual         Exercise         Exercisable        Exercise
                       Outstanding      Life (years)         Price                               Price
---------------       -------------   ---------------    --------------    --------------    --------------

$ 0.12 - $ 0.39             822,000               2.3    $         0.17           822,000    $         0.17
$11.88 - $14.88             815,000               9.9             12.06              --                --
$15.00 - $18.75           1,087,000               9.5             15.09              --                --
                      -------------    --------------    --------------    --------------    --------------
         Total            2,724,000               7.4    $         9.68           822,000    $         0.17
                      =============                                        ==============

     The Company applies APB Opinion No. 25 in accounting for its option plans and, accordingly, no compensation cost was recognized as the exercise price of the stock options equaled the fair value at the grant date. The pro forma impact of applying SFAS No. 123 is not presented for the years ended December 31, 1995 and January 31, 1997 as SFAS 123 is applicable only to options granted during the year ended December 31, 1995 and later, and all options outstanding as of January 31, 1997 were granted prior to 1995. The fair value of the options at date of grant was estimated using the Black Scholes model with the following assumptions:

                                                                January 31, 1998
                                                                ----------------
Expected Life (years)..........................................        6.00
Interest Rate..................................................        5.95%
Volatility.....................................................        0.41
Dividend Yield.................................................      $ 0.00

     If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net income for the year ended January 31, 1998 would have decreased as follows:

                                       As Reported   Pro Forma
                                       -----------   ---------

          Net income ...............    $   9,856    $   8,201
          Basic earnings per share .    $    0.38    $    0.32
          Diluted earnings per share    $    0.38    $    0.31

     During 1995, the Company repurchased 1,000,000 shares issued to an employee immediately upon exercise of stock options. Accordingly, the Company recorded compensation expense of $2,408,000 in the accompanying consolidated financial statements for the year ended December 31, 1995. Additionally, during the year ended January 31, 1997 certain employees holding vested options with respect to 70,000 shares at an average of $0.27 per share gave noticed as to their intention to terminate employment. The Company determined that it would reacquire the shares, which would be issued to the employees. Accordingly, $648,000 of compensation expense representing the difference between exercise price and acquisition cost, has been accrued as compensation expense at January 31, 1997.

1994 Stock Ownership Program

     The Company has also established the QAD Inc. 1994 Stock Ownership Program (the "Plan") covering 4,800,000 shares of its common stock. Subject to certain limitations, the Plan allows eligible employees to purchase shares of common stock at the fair market value of the common stock by direct cash payment or at 95% of the fair market value through payroll deduction. The Company has the right, but not the obligation, to repurchase shares at fair value upon the termination of employment. During the years ended December 31, 1995, and January 31, 1997 and 1998, 250,750, 793,438 and 215,160 shares, respectively, were issued under the Plan at average prices of $2.40, $1.78 and $9.42, respectively. No shares were issued under the Plan in January 1996.

     During the year ended January 31, 1997 and 1998, respectively, 559,066 and 20,400 restricted shares of the Company's common stock were granted to certain employees. The fair market value of shares awarded was $2,584,000 and $194,000, respectively. These amounts were recorded as unearned compensation-restricted stock, shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the periods in which the restrictions lapse, generally one to three years from date of award. Such expenses amounted to $788,000 and $930,000 in the years ended January 31, 1997 and 1998, respectively, $333,000 and $600,000 of which is included in accrued expense, respectively, and $455,000 and $663,000 of which has been recorded as a reduction in unearned compensation-restricted stock as the restricted shares are issued to employees.

     During the year ended December 31, 1995, one month ended January 31, 1996 and years ended January 31, 1997 and 1998, the Company granted 148,514, 23,722, 108,062 and 50,060 unrestricted shares, respectively, to certain employees having a fair value of $336,000, $57,000, $256,000 and $431,000 at date of grant, respectively. Compensation expense has been recognized in each respective period for the fair value of such stock grants.

1997 Stock Incentive Program

     The Company has adopted the 1997 Stock Incentive Program (the "Program"). The Program consists of seven parts:

     The first part is the Incentive Stock Option Plan under which incentive stock options are granted. The second part is the Non-Qualified Stock Option Plan under which nonqualified stock options are granted. The third part is the Restricted Share Plan under which restricted shares of Common Stock are granted. The fourth part is the Employee Stock Purchase Plan. The Plan allows participating employees to purchase shares of common stock through payroll deductions at 85% of the lower of the beginning or the ending calendar quarter share price. During the three months ended December 31, 1997, 35,969 shares were issued at $10.73. The fifth part is the Non-Employee Director Stock Option Plan under which grants of options to purchase shares of Common Stock may be made to non-employee directors of the Company. The sixth part is the Stock Appreciation Rights Plan under which SARs (as defined therein) are granted. The seventh part is the Other Stock Rights Plan under which (i) units representing the equivalent shares of Common Stock are granted; (ii) payments of compensation in the form of shares of Common Stock are granted; and (iii) rights to receive cash or shares of Common Stock based on the value of dividends paid with respect to a share of Common Stock are granted. The maximum aggregate number of shares of Common Stock subject to the Program is 4,000,000 shares. The Program will be valid for 10 years from the date of adoption.

Total Compensation Cost Recognized for Stock-Based Compensation Plans

     Total compensation cost recognized for stock-based employee compensation awards was as follows:

                                                                    December 31, 1995      January 31, 1997      January 31, 1998
                                                                    ------------------    ------------------    ------------------

     Pursuant to performance awards ............................    $          336,000    $          256,000    $          431,000
     Pursuant to restricted stock grants .......................                  --                 788,000               930,000
     Pursuant to optioned shares repurchased immediately upon
        exercise ...............................................             2,408,000               648,000                  --
                                                                    ------------------    ------------------    ------------------
                                TOTAL ..........................    $        2,744,000    $        1,692,000    $        1,361,000
                                                                    ==================    ==================    ==================

     During the one-month period ended January 31, 1996 compensation cost aggregating $57,000 was recognized pursuant to stock performance awards.

Receivable from Stockholders

     In connection with the 1994 Stock Ownership Program, the Company has guaranteed indebtedness incurred by certain stockholders to purchase shares with cash deposited with a lending institution. These amounts are classified as "Receivable from Stockholders" in the accompanying balance sheets.

11.  Quarterly information (unaudited)

     The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters. The Company believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the financial statements and related notes included elsewhere herein (in thousands):


                                                 --------------------------------------------------------------
                                                                         Quarter Ended
                                                 --------------------------------------------------------------
                                                    April 30         July 31         Oct. 31         Jan. 31
                                                 ------------     ------------    ------------     ------------
1997

     Statement of Income Data:
     Total revenues .........................    $     20,116     $     33,555    $     23,806     $     48,967
     Operating income (loss) ................         (10,158)           5,545          (3,554)          10,887
     Net income (loss) ......................          (7,317)           3,513          (2,790)           7,594
     Basic net income (loss) per share ......           (0.33)            0.17           (0.13)            0.35
     Diluted net income (loss) per share ....    $      (0.33)    $       0.16    $      (0.13)    $       0.33

1998

     Statement of Income Data:
     Total revenues .........................    $     32,073     $     41,661    $     44,021     $     54,479
     Operating income .......................             317            2,706           2,502            9,170
     Net income .............................             560            1,665           1,385            6,246
     Basic net income (loss) per share ......            0.03             0.07            0.05             0.21
     Diluted net income (loss) per share ....    $       0.02     $       0.07    $       0.05     $       0.21


     An allocation of accrued expenses of $1.5 million has been recorded into the second quarter ended July 31, 1997. This adjustment related primarily to reallocation of accruals between the fourth quarter and the second quarter and resulted in an increase in net income of $924,000, or 4 cents per share, in the previously reported second quarter.

                                                                     Schedule II

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

           Description                  Balance at      Charged to          (1)          Adjustments       Balance at
                                       Beginning of      Costs and       Deletions                          End of
                                         Period          Expenses                                           Period
-----------------------------------    ------------    ------------     ------------     ------------     ------------

Allowance for doubtful
  accounts and sales returns
Year ended:
    December 31, 1995 .............    $      2,528    $        945     $     (1,209)    $         34     $      2,298
One month ended:
    January 31, 1996 ..............           2,298             (25)            --                  7            2,280
Years ended:
    January 31, 1997 ..............           2,280           3,432           (1,983)             (35)           3,694

    January 31, 1998 ..............    $      3,694    $      4,370     $     (2,554)    $       --       $      5,510


------------------

(1)  Actual write-offs and product returns.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 1998.

                                      QAD Inc.

                                      By:  /s/ KARL F. LOPKER
                                           Karl F. Lpoker
                                           Chief Executive Officer,
                                           Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                  Title                                      Date

/s/ PAMELA M. LOPKER       Chairman of the Board                 April 28, 1998
Pamela M. Lopker             and President
                             (Principal Executive Officer)

/s/ KARL F. LOPKER         Director, Chief Executive Officer     April 28, 1998
Karl F. Lopker               and Chief Financial Officer
                             (Principal Financial
                             and Accounting Officer)

/s/ KOH BOON HWEE          Director                              April 28, 1998
Koh Boon Hwee

/s/ PETER VAN CUYLENBURG   Director                              April 28, 1998
Peter Van Cuylenburg

/s/ EVAN M. BISHOP         Director, Vice President
Evan M. Bishop               Technology                          April 28, 1998