Form 10-K405/A
period 1998-01-31
QAD INC
filed 1998-05-19
CIK 1036188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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


                                  Low Sale Price            High Sale Price


Fiscal 1998:
    Fourth Quarter.............       $11.75                    $15.75
    Third Quarter..............       $13.63                    $22.50


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


     Reference is made to the Index to Exhibits included as part of this report.



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

March 24, 1998

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 1998.

                                      QAD Inc.

                                      By:  /s/ KARL F. LOPKER
                                           Karl F. Lopker
                                           Chief Executive Officer,
                                           Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                  Title                                      Date

/s/ PAMELA M. LOPKER       Chairman of the Board                  May 18, 1998
Pamela M. Lopker             and President
                             (Principal Executive Officer)

/s/ KARL F. LOPKER         Director, Chief Executive Officer      May 18, 1998
Karl F. Lopker               and Chief Financial Officer
                             (Principal Financial
                             and Accounting Officer)

/s/ KOH BOON HWEE          Director                               May 18, 1998
Koh Boon Hwee

/s/ PETER VAN CUYLENBURG   Director                               May 18, 1998
Peter Van Cuylenburg

/s/ EVAN M. BISHOP         Director, Vice President
Evan M. Bishop               Technology                           May 18, 1998

                               INDEX TO EXHIBITS

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

10.39     Third   Amendment  to  Multi-Tenant   Lease   Agreement   between  the
          Registrant and EDB

          Property Partners L.P. I dated November 30, 1995*

10.40     Agreement  and  Plan  of  Merger   between  QAD   California  and  the
          Registrant dated July 8, 1997*

10.41 Credit Agreement dated as of August 4, 1997 between the Registrant and Bank of America National Trust and Savings Association**

10.42 Standard Industrial Commercial Multi-Tenant Lease--Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp.**

21.1      Subsidiaries of the Registrant*

23.1      Consent of KPMG Peat Marwick LLP and opinion on Schedule II**

23.2      Consent of KPMG Peat Marwick LLP to Incorporation by Reference

27.1      Financial Data Schedule**

________________________

(*) Incorporated by reference to the Registrant's Registration Statement in Form S-1 (Commission File No. 333-28441).
(**) Previously filed.
(+) Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.