Form 10-Q
period 1998-04-30
QAD INC
filed 1998-06-05
CIK 1036188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark  One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998
                                                 --------------
  OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition from                   to
                         ----------------    ----------------

Commission File Number  000-22823
                        ---------

                                    QAD INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 77-0462381
       ----------------------------                ---------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
            or organization)

                  6450 Via Real, Carpinteria, California 93013
                                 (805) 681-6614
      --------------------------------------------------------------------
 (address, including zip code and telephone number including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes___X___. No______.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___X___. No______.


The number of shares outstanding of the issuer's common stock as of the close of business on April 30, 1998: 29,161,194

                                    QAD Inc.
                                     Index

Part I

     Financial Information                                                  Page

     Item 1  Financial Statements

          Condensed Consolidated Balance Sheets
          as of April 30, 1998 and January 31, 1998 ......................    1

          Condensed Consolidated Statements of
          Income for the three months ended April 30,
          1998 and 1997 ..................................................    2

          Condensed Consolidated Statements of Cash Flows
          for the three months ended April 30, 1998 and 1997 .............    3

          Notes to Condensed Consolidated Financial Statements ...........    4

     Item 2  Management's  Discussion and Analysis of Financial
             Condition and Results of Operations .........................    6

Part II

     Other Information

     Item 1  Legal Proceedings ...........................................    8

     Item 2  Changes in Securities .......................................    8

     Item 3  Defaults upon Senior Securities .............................    8

     Item 4  Submission of Matters to a Vote of Security Holders .........    8

     Item 5  Other Information ...........................................    8

     Item 6  Exhibits and Reports on Form 8-K ............................    8

                         Part I - Financial Information


                                    QAD Inc.
                     Condensed Consolidated Balance Sheets
             As of April 30, 1998 (unaudited) and January 31, 1998
                  (In thousands, except for number of shares)



                                     Assets
                                                              April 30,    January 31,
                                                                1998          1998
                                                             ----------   -----------
                                                             (unaudited)
Current assets:
    Cash and cash equivalents ............................    $ 64,021     $ 70,082
    Trade accounts receivable, net of allowances
         of $5,127 for April 30, 1998 and $5,510
         for January 31, 1998 ............................      67,790       75,683
    Other current assets .................................      14,400       10,442
                                                              --------     --------
         Total current assets ............................     146,211      156,207

Property and equipment, net ..............................      28,352       25,717
Other assets, net ........................................       9,421        8,582
                                                              --------     --------
                                                              $183,984     $190,506
                                                              ========     ========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable .....................................    $ 10,005     $ 12,921
    Accrued expenses .....................................      19,542       20,392
    Deferred revenue and deposits ........................      42,954       43,636
                                                              --------     --------
         Total current liabilities .......................      72,501       76,949

Other deferred liabilities ...............................         787        1,182

Stockholders' equity:
    Preferred stock, no par value.  Authorized
         5,000,000 shares; none issued and outstanding ...        --           --
    Common stock, no par value.  Authorized 150,000,000
         shares; issued and outstanding 29,161,194 at
         April 30, 1998 and 22,096,269 at January 31, 1998      97,242       97,238
    Retained earnings                                           15,108       17,395
    Stockholders' receivable .............................        (170)        (397)
    Unearned compensation - restricted stock .............        (949)      (1,510)
    Cumulative other comprehensive loss ..................        (535)        (351)
                                                              --------     --------
         Total stockholders' equity ......................     110,696      112,375
                                                              --------     --------
                                                              $183,984     $190,506
                                                              ========     ========


      See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                   Condensed Consolidated Statements of Income
               For the three months ended April 30, 1998 and 1997
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                       Three Months Ended
                                            April 30,
                                      --------------------
                                        1998        1997
                                      --------    --------
Revenues:
    License fees ..................   $ 27,191    $ 19,149
    Maintenance and other .........     17,079      12,924
                                      --------    --------
         Total revenues ...........     44,270      32,073

Cost and expenses:
    Cost of revenues ..............     11,787       8,462
    Sales and marketing ...........     21,074      13,566
    Research and development ......     11,422       6,171
    General and administrative ....      5,044       3,557
                                      --------    --------
         Total cost and expenses ..     49,327      31,756
                                      --------    --------

Operating income (loss) ...........     (5,057)        317
Other (income) ....................     (1,368)       (416)
                                      --------    --------

Income (loss) before income taxes .     (3,689)        733

Income tax expense (benefit) ......     (1,402)        173
                                      --------    --------
Net income (loss) .................   $ (2,287)   $    560
                                      ========    ========

Basic net income (loss) per share .   $  (0.08)   $   0.03
                                      ========    ========

Diluted net income (loss) per share   $  (0.08)   $   0.02
                                      ========    ========

Basic shares used in computation ..     29,122      22,415
                                      ========    ========

Diluted shares used in computation      29,122      23,227
                                      ========    ========


      See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                 Condensed Consolidated Statements of Cash Flows
               For the three months ended April 30, 1998 and 1997
                                   (Unaudited)
                                 (In thousands)



                                                                     Three Months Ended
                                                                          April 30,
                                                                    --------------------
                                                                      1998        1997
                                                                    --------    --------

Net cash used in operating activities ...........................   $ (1,957)   $ (1,597)
                                                                    --------    --------

Investing activities:
     Purchases of property and equipment ........................     (4,500)     (2,469)
     Proceeds from disposition of property and equipment ........          6          20
                                                                    --------    --------
Net cash used in investing activities ...........................     (4,494)     (2,449)
                                                                    --------    --------

Financing activities:
     Proceeds from notes payable, long-term debt and capital
       lease obligations ........................................        --       32,980
     Reduction of notes payable, long-term debt and capital lease
       obligations ..............................................        (38)    (27,018)
     Issuance of common stock for cash ..........................        446       2,726
     Repurchase of common stock .................................        (61)     (2,739)
     Receivable from stockholders ...............................        227        (445)
                                                                    --------    --------
Net cash provided by financing activities .......................        574       5,504
                                                                    --------    --------

Effect of exchange rate changes on cash and cash equivalents ....       (184)       (453)
                                                                    --------    --------

Net increase (decrease) in cash and cash equivalents ............     (6,061)      1,005

Cash and cash equivalents at beginning of period ................     70,082         301
                                                                    --------    --------
Cash and cash equivalents at end of period ......................   $ 64,021    $  1,306
                                                                    ========    ========



      See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of April 30, 1998 and January 31, 1998, the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 1998 and 1997 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 1998. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the operating results for the full year.

2. Comprehensive income

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on February 1, 1998. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of Stockholders' equity on the Condensed Consolidated Balance Sheets. The Company had comprehensive income adjustments comprised of foreign currency translation adjustments totaling $184,000 and $453,000 for the three months ended April 30, 1998 and 1997, respectively. Accordingly, a reconciliation of comprehensive income for the first quarters ended April 30, 1998 and 1997 is as follows (in thousands):

                                                              Three Months Ended
                                                                   April 30,
                                                              ------------------
                                                                1998       1997
                                                              -------     ------

Net income (loss) .........................................   $(2,287)    $  560
Foreign currency translation adjustments ..................       184        453
                                                              -------     ------
Comprehensive income (loss) ...............................   $(2,103)    $1,013
                                                              =======     ======

3. Per Share Information

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior period information has been restated to conform with the provisions of the SFAS No. 128.

Net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method summarized as follows:




                                                              Three Months Ended
                                                                   April 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                           (in thousands, except
                                                            for number per share
                                                                   amounts)

Net income (loss) ......................................      $(2,287)   $   560
                                                              =======    =======

Weighted average shares outstanding (basic) ............       29,122     22,415

Diluted effect of employee stock options ...............         --          812

                                                              -------    -------
Weighted average diluted shares outstanding ............       29,122     23,227
                                                              =======    =======

Basic net income (loss) per share ......................      $ (0.08)   $  0.03
                                                              =======    =======

Diluted net income (loss) per share ....................      $ (0.08)   $  0.02
                                                              =======    =======

Shares of common stock equivalents issued using the treasury stock method of approximately 640,000 for the quarter ended April 30, 1998 were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for 1998, basic and diluted per share amounts are the same.

                                    QAD Inc.
            Management's Discussion & Analysis of Financial Condition
                           and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements with the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and trend projections. Although QAD Inc. (the "Company") believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the historical fluctuations in quarterly results and the potential future significant fluctuations, seasonality of operating results, product concentration, the dependence on Progress products, the rapid technological change, the supply chain solutions under development and the underlying technology, dependence upon development and maintenance of sales and marketing channels, the competition, the reliance on and need to develop additional relationships with third parties and other factors detailed in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

This report contains forward-looking statements, which reflect the current views of the Company with respect to future events that will have an effect on its future financial performance. These statements include the words, "expects," "believes" and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including the Company's historical fluctuations in quarterly results and the potential for future significant fluctuations, risks associated with the sales cycle for the Comapny's products, seasonality of the Company's operating results, risks associated with the development of the Company's supply chain solutions, those referred to elsewhere herein and those contained in the Company's Form 10-K filed with the Securities and Exchange Commission. These factors, among other things, could cause actual results to differ materially from historical results or those currently anticipated.

Results for the Quarters Ended April 30, 1998 and 1997:

Total Revenues. Total revenues for the three months ended April 30, 1998 increased 38% to $44.3 million from $32.1 million in the same period in 1997. The increase in total revenues was primarily due to continued growth in revenues generated from the Company's targeted vertical markets. License fees continue to be the Company's major revenue source, accounting for $27.2 million in revenues, ahead of $19.1 million in the prior year. For the three months ended April 30, 1998, maintenance and other revenue as a percentage of total revenues decreased to 39% as compared to 40% in the same period in 1997 due to relatively faster license revenue growth.

Cost of Revenues. Cost of revenues consists primarily of charges incurred from reselling third-party databases (and their associated maintenance contracts) which are required to run MFG/PRO software, support costs associated with MFG/PRO software maintenance contracts, costs associated with the reproduction and delivery of the Company's software and with the performance of service contracts. During the three months ended April 30, 1998, cost of revenues increased 39% to $11.8 million (26% of total revenues) from $8.5 million (26% of total revenues) in the same period in 1997. The increase in absolute dollars was due to higher support costs associated with MFG/PRO software maintenance contracts and higher costs associated with reselling third-party databases.

Sales and Marketing. Sales and marketing expense consists primarily of salaries, commissions and associated benefits, travel and entertainment expenses and promotional and advertising costs. During the three months ended April 30, 1998, sales and marketing expense increased 55% to $21.1 million (48% of total revenues) from $13.6 million (42% of total revenues). The increase in absolute dollars and as a percentage of total revenues was primarily due to the expansion of the Company's global sales force.

Research and Development. Research and development expense consists primarily of salaries and associated benefits, related overhead expenses and amounts paid to consultants and third party developers to supplement the product development efforts of the Company's in-house staff. During the three months ended April 30, 1998, research and development expense increased 85% to $11.4 million (26% of total revenues) from $6.2 million (19% of total revenues) in the same period in the prior year. The increase in absolute dollars and as a percentage of total revenues was due primarily to higher staffing for the development of On/Q software. Increased expenses were partially offset by funds that the Company received from third parties as a result of joint venture research and development projects.

In accordance with Statement of Financial Accounting Standards No. 86, the Company expenses software development costs as they are incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. Accordingly, the only costs capitalized relate to translation and localization.

General and Administrative. During the three months ended April 30, 1998, general and administrative expense increased 42% to $5.0 million (11% of total revenues) from $3.6 million (11% of total revenues) in the same period in 1997. The increase in spending resulted primarily from hiring of additional personnel and accruals for a new 401k matching program (implemented August 1, 1997).

Other (Income) Expense. Total other (income) expense is composed primarily of interest income and interest expense. During the three months ended April 30, 1998, other (income) expense increased to $(1.4) million from $(0.4) million. The improvement was due to significantly reduced interest expense as the IPO proceeds were applied to the repayment and retirement of debt, and to interest income accruing from investment of the remaining proceeds in short-term investment-grade securities and money market instruments.

Liquidity and Capital Resources

At April 30, 1998, the Company had approximately $64.0 million in cash and cash equivalents. Cash flows used in operating activities were $2.0 million and $1.6 million for the three months ended April 30, 1998 and 1997, respectively. Cash used in investing activities aggregated $4.5 million and $2.5 million in the three months ended April 30, 1998 and 1997, respectively and was primarily related to the purchase of computer equipment and office furniture in both periods. Cash flows from financing activities totaled $0.6 million and $5.5 million for the three months ended April 30, 1998 and 1997, respectively and were comprised of proceeds from borrowings and issuance of common stock. At April 30, 1998, the Company had no material commitments for capital expenditures.

At April 30, 1998, the Company had working capital of $73.7 million. Accounts receivable, net of allowance for doubtful accounts, decreased to $67.8 million from $75.7 million at January 31, 1998. The Companys accounts receivable days' sales outstanding ("DSO"), calculated on a quarterly basis has demonstrated seasonal fluctuations. For the three months ended April 30, 1998, DSO was 138 which represents an increase from 125 days for the three months ended January 31, 1998. The Company believes that the days' sales outstanding are higher than desired and the Company is focusing on its sales terms and collection processes to improve cash flows and working capital. Total deferred revenue decreased to $42.5 million at April 30, 1998 from $43.5 million at January 31, 1998 primarily as a result of decreased billings of maintenance agreements.

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

                           Part II - Other Information
                                    QAD Inc.


Item 1 - Legal Proceedings

          Not applicable

Item 2 - Changes in Securities

          Not applicable

Item 3 - Defaults upon Senior Securities

          Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5 - Other Information

          Not applicable

Item 6 - Exhibits and Reports on Form 8-K

          a.   Exhibits

               See Exhibit Index on page 10.

          b.   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QAD INC.
                                       (Registrant)



Date: June 5, 1998                     By /s/ A.J. MOYER
                                          -----------------------------
                                             A.J. Moyer
                                             Chief Financial Officer
                                             (on behalf of the registrant and as
                                               Principal Financial Officer)

                                  Exhibit Index

Exhibit
Number            Exhibit Title
----------        ---------------

27.1              Financial Data Schedule