Form 10-Q
period 1998-07-31
QAD INC
filed 1998-09-10
CIK 1036188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 1998
                                    -------------
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes  X  No    .
                          ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No    .
                           ---     ---

The number of shares outstanding of the issuer's common stock as of the close of business on August 25, 1998: 29,378,193.

                                    QAD Inc.
                                      Index

Part I

      Financial Information                                            Page

      Item 1   Financial Statements

               Condensed Consolidated Balance Sheets as of
               July 31, 1998 and January 31, 1998                       1

               Condensed Consolidated Statements of Income for the
               three and six months ended July 31, 1998 and 1997        2

               Condensed Consolidated Statements of Cash Flows
               for the six months ended July 31, 1998 and 1997          3

               Notes to Condensed Consolidated Financial
               Statements                                               4

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            6

Part II

      Other Information

      Item 1   Legal Proceedings                                        9

      Item 2   Changes in Securities                                    9

      Item 3   Defaults upon Senior Securities                          9

      Item 4   Submission of Matters to a Vote of Security Holders      9

      Item 5   Other Information                                        9

      Item 6   Exhibits and Reports on Form 8-K                         9

                         Part I - Financial Information
                                    QAD Inc.
                      Condensed Consolidated Balance Sheets
              As of July 31, 1998 (unaudited) and January 31, 1998
                   (In thousands, except for number of shares)

                                     Assets
                                                                            July 31,          January 31,
                                                                              1998               1998

                                                                          -----------         -----------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                             $  47,964           $  70,082
    Trade accounts receivable, net of allowances of $4,356 for
        July 31, 1998 and $5,510 for January 31, 1998                        70,056              75,683
    Income taxes receivable                                                   5,604                  --
    Other current assets                                                     12,895              10,442
                                                                          ---------           ---------
         Total current assets                                               136,519             156,207

Property and equipment, net                                                  31,987              25,717
Capitalized software costs                                                    4,920               2,416
Other assets, net                                                             6,756               6,166
                                                                          ---------           ---------
                                                                          $ 180,182           $ 190,506
                                                                          ---------           ---------
                                                                          ---------           ---------

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                      $   8,894           $  12,921
    Accrued expenses                                                         19,993              20,392
    Deferred revenue and deposits                                            43,678              43,636
                                                                          ---------           ---------
         Total current liabilities                                           72,565              76,949

Other deferred liabilities                                                      899               1,182

Stockholders' equity:
    Preferred stock, no par value.  Authorized 5,000,000 shares;
         none issued and outstanding                                             --                  --
    Common stock, no par value.  Authorized 150,000,000 shares;
         issued and outstanding 29,301,193 at July 31, 1998 and
          29,096,269 at January 31, 1998                                     97,632              97,238
    Retained earnings                                                        10,677              17,395
    Stockholders' receivable                                                   (170)               (397)
    Unearned compensation - restricted stock                                   (935)             (1,510)
    Cumulative other comprehensive loss                                        (486)               (351)
                                                                          ---------           ---------
         Total stockholders' equity                                         106,718             112,375
                                                                          ---------           ---------
                                                                          $ 180,182           $ 190,506
                                                                          ---------           ---------
                                                                          ---------           ---------

      See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                   Condensed Consolidated Statements of Income
            For the three and six months ended July 31, 1998 and 1997
                                   (Unaudited)
                     (In thousands, except per share amounts)

                                                          Three Months Ended                    Six Months Ended
                                                               July 31,                             July 31,
                                                   ------------------------------         ------------------------------
                                                      1998                1997               1998                1997
                                                   ----------          ----------         ----------          ----------
Revenues:
    License fees                                   $  28,656           $  24,959          $  55,847           $  44,108
    Maintenance and other                             18,623              15,238             35,702              28,162
                                                   ----------          ----------         ----------          ----------
                  Total revenues                      47,279              40,197             91,549              72,270

Cost and expenses:
    Cost of revenues                                  10,739               9,611             22,526              18,073
    Sales and marketing                               24,350              15,854             45,424              29,420
    Research and development                          13,118               6,571             24,540              12,742
    General and administrative                         6,699               5,455             11,743               9,012
                                                   ----------          ----------         ----------          ----------
                  Total cost and expenses             54,906              37,491            104,233              69,247
                                                   ----------          ----------         ----------          ----------
Operating income (loss)                               (7,627)              2,706            (12,684)              3,023

Other (income) expense                                  (481)                  2             (1,849)               (414)
                                                   ----------          ----------         ----------          ----------
Income (loss) before income taxes                     (7,146)              2,704            (10,835)              3,437

Income tax expense (benefit)                          (2,715)              1,039             (4,117)              1,212
                                                   ----------          ----------         ----------          ----------
Net income (loss)                                  $  (4,431)          $   1,665          $  (6,718)          $   2,225
                                                   ----------          ----------         ----------          ----------
                                                   ----------          ----------         ----------          ----------
Basic and diluted
     net income (loss) per share                   $   (0.15)          $    0.07          $   (0.23)          $    0.10
                                                   ----------          ----------         ----------          ----------
                                                   ----------          ----------         ----------          ----------
Diluted shares used in computation                    29,234              22,991             29,179              22,892
                                                   ----------          ----------         ----------          ----------
                                                   ----------          ----------         ----------          ----------
Basic shares used in computation                      29,234              22,505             29,179              22,406
                                                   ----------          ----------         ----------          ----------
                                                   ----------          ----------         ----------          ----------



      See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                 Condensed Consolidated Statements of Cash Flows
                 For the six months ended July 31, 1998 and 1997
                                   (Unaudited)
                                  (In thousands)

                                                                                Six Months Ended
                                                                                   July 31,
                                                                        ---------------------------------
                                                                             1998              1997
                                                                        ---------------   ---------------
Net cash used in operating activities                                   $     (13,224)    $         (375)
                                                                        -------------     --------------

Investing activities:
     Purchases of property and equipment                                       (9,651)            (5,925)
     Proceeds from disposition of property and equipment                            9                 --
                                                                        -------------     --------------
Net cash used in investing activities                                          (9,642)            (5,925)
                                                                        -------------     --------------

Financing activities:
     Proceeds from notes payable and long-term debt                                 --             9,172
     Reduction of notes payable and long-term debt                               (119)            (2,053)
     Issuance of common stock for cash                                            851                215
     Repurchase of common stock                                                   (76)                --
     Receivable from stockholders                                                 227               (200)
                                                                        -------------     --------------
Net cash provided by financing activities                                         883              7,134
                                                                        -------------     --------------

Effect of exchange rate changes on cash and cash equivalents                     (135)              (183)
                                                                        -------------     --------------

Net increase (decrease) in cash and cash equivalents                          (22,118)               651

Cash and cash equivalents at beginning of period                               70,082                301
                                                                        -------------     --------------
Cash and cash equivalents at end of period                              $      47,964     $          952
                                                                        -------------     --------------
                                                                        -------------     --------------

Supplemental disclosure of non-cash investing activities:

     During the six months ended July 31, 1998 and 1997, the Company acquired property and equipment under capital lease obligations aggregating $557,000 and $202,000 respectively.


     See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

The Condensed Consolidated Balance Sheets as of July 31, 1998 and January 31, 1998, the Condensed Consolidated Statements of Income for the three and six months ended July 31, 1998 and 1997 and Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 1998. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

2.   Comprehensive income

Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. A reconciliation of comprehensive income for the three and six months ended July 31, 1998 and 1997 are as follows (in thousands):

                                                     Three Months Ended                  Six Months Ended
                                                          July 31,                           July 31,
                                                ----------------------------------------------------------------
                                                    1998             1997             1998               1997
                                                -----------       -----------      -----------        ----------
Net income (loss)                                 $(4,431)          $ 1,665          $(6,718)          $ 2,225
Foreign currency translation adjustments               49               307             (135)             (183)
                                                ---------         ---------        ---------          --------
Comprehensive income (loss)                       $(4,382)          $ 1,972          $(6,853)          $ 2,042
                                                ---------         ---------        ---------          --------
                                                ---------         ---------        ---------          --------

3.   Per Share Information

Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method). The following table sets forth the computation of basic and diluted income per share:

Net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method summarized as follows (in thousands, except for per share amounts):

                                                        Three Months Ended                  Six Months Ended
                                                             July 31,                            July 31,
                                               -------------------------------       ------------------------------
                                                     1998              1997              1998               1997
                                               ------------       ------------       -----------         ----------
Net income (loss)                                  $ (4,431)          $  1,665          $ (6,718)          $  2,225
                                               ------------       ------------       -----------         ----------
                                               ------------       ------------       -----------         ----------
Weighted average shares
     outstanding (basic)                             29,234             22,505            29,179             22,406

Diluted effect of employee stock options                 --                486                --                486
                                               ------------       ------------       -----------         ----------
Weighted average diluted shares                      29,234             22,991            29,179             22,892
       outstanding                             ------------       ------------       -----------         ----------
                                               ------------       ------------       -----------         ----------
Basic and diluted income
      (loss) per share                             $  (0.15)          $   0.07          $  (0.23)          $   0.10
                                               ------------       ------------       -----------         ----------
                                               ------------       ------------       -----------         ----------

Shares of common stock equivalents issued using the treasury stock method of approximately 508,000 and 488,000 for the three and six months ended July 31, 1998, respectively were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the three and six months ended July 31, 1998, basic and diluted per share amounts are the same.

4.   Revenue Recognition

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2: SOFTWARE REVENUE RECOGNITION, which is effective for software transactions entered into in fiscal years beginning after December 15, 1997. The Company believes its current revenue recognition policies and practices are consistent with the SOP.

5.   Repricing Options

In August 1998, the Company's Board agreed that in order to provide incentives to its employees, repricing of outstanding options was needed to align the option exercise price more closely with the fair market value of the underlying Common Stock as determined by the marketplace. Therefore, the Company implemented a program whereby option holders under the 1997 Stock Incentive Program could exchange higher priced option shares for the same number of lower priced option shares. The new options were issued on August 14, 1998 at $5.1875 per share. The repricing excluded QAD officers and directors and prohibits employees from exercising these options for the next twelve months. Certain QAD officers and directors were issued additional grants under the same plan.

6.   Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

                                    QAD Inc.
            Management's Discussion & Analysis of Financial Condition and
                             Results of Operations

    The following discussion should be read in conjunction with the condensed consolidated statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements with the meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and trend projections. Although QAD Inc. (the "Company") believes that its expectations are based on reasonable assumptions it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the historical fluctuations in quarterly results and the potential future significant fluctuations, seasonality of operating results, product concentration, the dependence on Progress products, the rapid technological change, the supply chain solutions under development and the underlying technology, dependence upon development and maintenance of sales and marketing channels, the competition, the reliance on and need to develop additional relationships with third parties and other factors detailed in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

    This report contains forward-looking statements, which reflect the current views of the Company with respect to future events that will have an effect on its future financial performance. These statements include the words, "expects," "believes" and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including those referred elsewhere herein and contained in the Company's Form 10-K filed with the Securities and Exchange Commission. These factors, among other things, could cause actual results to differ materially from historical results or those currently anticipated.

Results of Operations:

    TOTAL REVENUES. Total revenues for the three months ended July 31, 1998 increased 18% to $47.3 million from $40.2 million in the same period in 1997. Total revenues for the six months ended July 31, 1998 increased 27% to $91.5 million from $72.3 million in the same period in 1997. The increase in total revenues was primarily due to continued growth in revenues generated from the Company's targeted vertical markets. License fees continue to be the Company's major revenue source, accounting for $28.7 and $55.8 million in revenues, for the three months and six months ended July 31, 1998, respectively, ahead of $25.0 and $44.1 million for the same periods, in the prior year. For the three months ended July 31, 1998, maintenance and other revenues as a percentage of total revenues increased to 39% as compared to 38% in the same period in 1997. Year to date, maintenance and other revenue as a percentage of total revenues remained at 39% for the six months ended July 31, 1998.

    COST OF REVENUES. Cost of revenues consists primarily of charges incurred from reselling third-party databases (and their associated maintenance contracts) which are required to run MFG/PRO software, support costs associated with MFG/PRO software maintenance contracts, costs associated with the reproduction and delivery of the Company's software and with the performance of service contracts. During the three months ended July 31, 1998, cost of revenues increased 12% to $10.7 million (23% of total revenues) from $9.6 million (24% of total revenues) in the same period in 1997. Year to date, cost of revenues increased 25% to $22.5 million (25% of total revenues) in 1998 from $18.1 million (25% of total revenues) for the same period in the prior year. The increase in absolute dollars was due to higher support costs associated with MFG/PRO software maintenance contracts and higher costs associated with reselling third-party databases.

    SALES AND MARKETING. Sales and marketing expense consists primarily of salaries, commissions and associated benefits, travel and entertainment expenses and promotional and advertising costs. During the three months ended July 31, 1998, sales and marketing expense increased 54% to $24.4 million (52% of total revenues) from $15.9 million (39% of total revenues). Year to date, sales and marketing expense increased 54% to $45.4 million (50% of total revenues) in 1998 from $29.4 million (41% of total revenues) for the same period in the prior year. The increase in absolute dollars and as a percentage of total revenues was primarily due to the expansion of the Company's global sales force, continued investment in our supply chain solution, On/Q, and increased revenues through sales agents resulting in increased commissions expense.

    RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and associated benefits, related overhead expenses and amounts paid to consultants and third party developers to supplement the product development efforts of the Company's in-house staff. During the three months ended July 31, 1998, research and development expense increased 100% to $13.1 million (28% of total revenues) from $6.6 million (16% of total revenues) for the same period in the prior year. Year to date, research and development expense increased 93% to $24.5 million (27% of total revenues) in 1998 from $12.7 million (18% of total revenues) for the same period in the prior year. The increase in absolute dollars and as a percentage of total revenues was due primarily to the continued investment in On/Q. Increased expenses were partially offset by funds that the Company received from third parties as a result of joint venture research and development projects.

    In accordance with Statement of Financial Accounting Standards No. 86, the Company expenses software development costs as they are incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.

    GENERAL AND ADMINISTRATIVE. During the three months ended July 31, 1998, general and administrative expense increased 23% to $6.7 million (14% of total revenues) from $5.5 million (14% of total revenues) in the same period in 1997. Year to date, general and administrative expense increased 30% to $11.7 million (13% of total revenues) in 1998 from $9.0 million (12% of total revenues) from same period in the prior year. The increase in spending resulted primarily from hiring of additional personnel and related infrastructure to support the Company's growth.

    OTHER (INCOME) EXPENSE. Total other (income) expense is composed primarily of interest income and interest expense. During the three months ended July 31, 1998, other (income) expense increased to $(481,000) from $2,000. Year to date, other (income) expense increased to $(1.8) million in 1998 from $(414,000) for the same period in the prior year. The improvement was due to significantly reduced interest expense as the IPO proceeds were applied to the repayment and retirement of debt, and to interest income accruing from investment of the remaining proceeds in short-term investment-grade securities and money market instruments.

Liquidity and Capital Resources

    As of July 31, 1998, the Company had approximately $48.0 million in cash and cash equivalents. Cash flows used in operating activities were $13.2 million and $0.4 million for the six months ended July 31, 1998 and 1997, respectively. Cash used in investing activities aggregated $9.6 million and $5.9 million in the six months ended July 31, 1998 and 1997, respectively and was primarily related to the purchase of computer equipment and office furniture in both periods. Cash flows from financing activities totaled $0.9 million and $7.1 million for the six months ended July 31, 1998 and 1997, respectively and were comprised of proceeds from borrowings and issuance of common stock. At July 31, 1998, the Company had no material commitments for capital expenditures.

    As of July 31, 1998, the Company had working capital of $64.0 million. Accounts receivable, net of allowance for doubtful accounts, decreased to $70.1 million from $75.7 million at January 31, 1998. The Company's accounts receivable days' sales outstanding ("DSO"), calculated on a quarterly basis has demonstrated seasonal fluctuations. For the three months ended July 31, 1998, DSO was 133 which represents an increase from 125 days for the three months ended January 31, 1998, but was a decrease from 138 days for the three months ended April 30, 1998. The Company believes that the days' sales outstanding are higher than desired and the Company is focusing on its order processing, sales terms and collection processes to improve cash flows and working capital. Total deferred revenue remained steady at $43.3 million at July 31, 1998 from $43.5 million at January 31, 1998.

    Subsequent to the initial public offering, the Company entered into a revolving credit agreement with Bank of America National Trust and Savings Association, which expires on August 4, 1999. The maximum available amount of borrowings under the revolving credit agreement is equal to $20 million, unless there is a voluntary termination or reduction of commitment by the Company. The total amount of available borrowings under the revolving credit agreement at July 31, 1998 was $20 million. Borrowings under the revolving credit agreement bear interest at a rate per annum equal to the Offshore Rate plus the Applicable Margin or the Base Rate plus the Applicable Margin. The Applicable Margin means, with respect to Base Rate Loans, 0%, and with respect to Offshore Rate Loans, 1.25% when 50% or less of the loan commitment is utilized, and 1.50% when more than 50% of the loan commitment is utilized.

    The Company pays a commitment fee on the average unused portion of the loan commitment to the bank, equal to one-half of one percent (.50%) per annum. The Company did not meet one of the banks covenants but did obtain a waiver from the bank.

    The Company believes that the net proceeds from the offering, the available borrowings under its new revolving credit agreement and cash generated by operations, will satisfy the Company's working capital requirements for at least the next 12 months.

Year 2000 Compliance

    In 1997, the Company developed a plan to deal with the Year 2000 problem and began analyzing its computer systems to confirm Year 2000 compliance or where necessary to effect conversions of such systems. The plan provides for the analysis and conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project has not been, and is not anticipated to be, material to the Company's financial position, results of operations or liquidity. The costs of the project have been and will continue to be funded through operating cash flows. The company is expensing all costs associated with these systems changes as the costs are incurred.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131: DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 will affect the disclosure requirements for the year ended January 31, 1999 annual financial statements.

    The AICPA issued SOP 98-1: ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted this SOP and there were no material impact on its financial condition or results of operations.

    The AICPA issued SOP 98-4: DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, "SOFTWARE REVENUES RECOGNITION," which is effective beginning March 31, 1998. The Company has not determined the impact on its financial condition or results of operations.

                           Part II - Other Information
                                    QAD Inc.

Item 1 - Legal Proceedings

         Not applicable

Item 2 - Changes in Securities

         Not applicable

Item 3 - Defaults upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on June 30, 1998 (the "Annual Meeting"). At the Annual Meeting, stockholders voted on two matters: (1) to elect one director to hold office for a term of one year until the Annual Meeting of Stockholders in the year 1999 (Class I Director), two directors to hold office for a term of two years until the Annual Meeting of Stockholders in the year 2000 (Class II Directors), and two directors to hold office for a term of three years until the Annual Meeting of Stockholders in the year 2001 (Class III Directors); (2) to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the Company's 1999 fiscal year. The stockholders elected management's nominees as Class I, II and III Directors and ratified the appointment of the independent accountants by the following votes, respectively:

         (1) Election of Class I, II and III Directors for a term expiring in 1999, 2000 and 2001, respectively.

                                                                                   Votes
                                                                                 --------
                                                              Votes For          Withheld
                                                             ----------          --------
              Evan M. Bishop (Class I)                       24,160,083           32,600
              Karl F. Lopker (Class II)                      24,164,556           28,127
              Pamela M. Lopker (Class II)                    24,165,856           26,827
              Peter R. van Cuylenburg (Class III)            24,168,556           24,127
              Koh Boon Hwee (Class III)                      24,168,556           24,127

         (2) Ratification of Appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the Company's 1999 fiscal year.

                        Votes For             Votes Against          Abstentions
                       ----------             -------------          -----------
                       24,131,894                10,293                 50,496

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits

         See Exhibit Index on page 11.

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QAD INC.
                                    (Registrant)


Date: September 10, 1998        By

                                    A.J. Moyer
                                    Chief Financial Officer
                                    (on behalf of the registrant and as
                                    Principal Financial Officer)

                                  Exhibit Index

Exhibit

Number            Exhibit Title
------            -------------

27                Financial Data Schedule