Form 10-Q
period 1998-10-31
QAD INC
filed 1998-12-14
CIK 1036188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1998
                                 ----------------------

OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition from                         to
                        ------------------------   -------------------------

Commission File Number                     000-22823
                       -----------------------------------------------------

                                    QAD INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      77-0105228
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                  6450 Via Real, Carpinteria, California 93013
                                 (805) 684-6614
    (address, including zip code and telephone number including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes  X   No    .
                         -----   ----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No    .
                         -----   ----

The number of shares outstanding of the issuer's common stock as of the close of business on December 4, 1998: 29,526,676.

                                    QAD Inc.
                                      Index

Part I

         Financial Information                                                          Page

         Item 1   Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  October 31, 1998 and January 31, 1998                                  1

                  Condensed Consolidated Statements of Income for the
                  three and nine months ended October 31, 1998 and 1997                  2

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended October 31, 1998 and 1997                    3

                  Notes to Condensed Consolidated Financial
                  Statements                                                             4

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          7

Part II

         Other Information

         Item 6   Exhibits and Reports on Form 8-K                                      11


                         Part I - Financial Information
                                    QAD Inc.
                      Condensed Consolidated Balance Sheets
            As of October 31, 1998 (unaudited) and January 31, 1998
                   (In thousands, except for number of shares)

                                     Assets


                                                                 October 31,   January 31,
                                                                    1998          1998
                                                                 -----------   -----------
                                                                 (unaudited)
Current assets:
 Cash and cash equivalents                                        $ 28,263     $ 70,082
 Trade accounts receivable, net of allowances of $4,936 for
  October 31, 1998 and $5,510 for January 31, 1998                  66,196       75,683
 Notes receivable                                                      537           59
 Other current assets                                               12,864       10,383
                                                                 -----------   -----------
   Total current assets                                            107,860      156,207

Property and equipment, net                                         34,099       25,717
Capitalized software costs                                           5,402        2,416
Intangible assets, net                                               5,548          217
Other assets, net                                                    6,919        5,949
                                                                 -----------   -----------
                                                                  $159,828     $190,506
                                                                 -----------   -----------
                                                                 -----------   -----------

                      Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                 $ 12,289     $ 12,921
 Accrued expenses                                                   18,252       20,392
 Deferred revenue and deposits                                      46,370       43,636
                                                                 -----------   -----------
  Total current liabilities                                         76,911       76,949

Other deferred liabilities                                           1,201        1,182

Stockholders' equity:
 Preferred stock, $0.001 par value.  Authorized
  5,000,000 shares; none issued and outstanding                       --           --
 Common stock, $0.001 par value.  Authorized 150,000,000
  shares; issued and outstanding 29,524,609 at October 31, 1998
  and 29,096,269 at January 31, 1998                                97,496       97,238
 Retained earnings (accumulated deficit)                           (13,663)      17,395
 Stockholders' receivable                                              (72)        (397)
 Unearned compensation - restricted stock                           (1,228)      (1,510)
 Cumulative other comprehensive loss                                  (817)        (351)
                                                                 -----------   -----------
   Total stockholders' equity                                       81,716      112,375
                                                                 -----------   -----------
                                                                 $ 159,828     $190,506
                                                                 -----------   -----------
                                                                 -----------   -----------



      See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                   Condensed Consolidated Statements of Income
          For the three and nine months ended October 31, 1998 and 1997
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                          Three Months Ended        Nine Months Ended
                                               October 31,             October 31,
                                        ----------------------    ----------------------
                                           1998         1997        1998         1997
                                        ---------    ---------    ---------    ---------
Revenues:
 License fees                           $  17,071    $  29,616    $  72,918    $  73,723
 Maintenance and other                     19,364       14,405       55,066       42,568
                                        ---------    ---------    ---------    ---------
  Total revenues                           36,435       44,021      127,984      116,291

Cost and expenses:
 Cost of revenues                          11,359       11,842       33,885       29,915
 Sales and marketing                       24,143       17,154       69,567       46,573
 Research and development                  14,012        7,927       38,552       20,669
 General and administrative                 5,394        4,596       17,137       13,609
 Restructuring charge                       1,889         --          1,889         --
                                        ---------    ---------    ---------    ---------
  Total cost and expenses                  56,797       41,519      161,030      110,766
                                        ---------    ---------    ---------    ---------
Operating income (loss)                   (20,362)       2,502      (33,046)       5,525

Other (income)                               (139)        (678)      (1,988)      (1,093)
                                        ---------    ---------    ---------    ---------
Income (loss) before income taxes         (20,223)       3,180      (31,058)       6,618

Income tax expense                          4,117        1,795         --          3,007
                                        ---------    ---------    ---------    ---------
Net income (loss)                       $ (24,340)   $   1,385    $ (31,058)   $   3,611
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------

Diluted net income (loss) per share     $   (0.83)   $    0.05    $   (1.06)   $    0.14
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------

Basic net income (loss) per share       $   (0.83)   $    0.05    $   (1.06)   $    0.15
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------

Diluted shares used in computation         29,454       29,477       29,271       25,183
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------

Basic shares used in computation           29,454       28,695       29,271       24,604
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------



      See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                 Condensed Consolidated Statements of Cash Flows
               For the nine months ended October 31, 1998 and 1997
                                   (Unaudited)
                                 (In thousands)



                                                                 Nine Months Ended
                                                                    October 31,
                                                               ---------------------
                                                                 1998         1997
                                                               ---------   --------
Net cash provided by (used in) operating activities            $(20,568)   $    442
                                                               ---------   --------
Investing activities:
 Purchases of property and equipment                            (15,270)     (9,087)
 Purchase of investments                                           --        (3,000)
 Acquisition of businesses, net of cash acquired                 (6,022)       --
 Proceeds from disposition of property and equipment                 12        --
                                                               ---------   --------
Net cash used in investing activities                           (21,280)    (12,087)
                                                               ---------   --------

Financing activities:
 Proceeds from notes payable and long-term debt                    --        68,608
 Reduction of notes payable and long-term debt
  and capital lease obligations                                    (225)    (82,076)
 Issuance of common stock for cash                                1,288      93,260
 Repurchase of common stock                                        (944)     (2,958)
 Receivable from stockholders                                       325        (200)
                                                               ---------   --------
Net cash provided by financing activities                           444      76,634
                                                               ---------   --------

Effect of exchange rate changes on cash and cash equivalents       (415)       (212)
                                                               ---------   --------

Net increase (decrease) in cash and cash equivalents            (41,819)     64,777

Cash and cash equivalents at beginning of period                 70,082         301
                                                               ---------   --------

Cash and cash equivalents at end of period                     $ 28,263    $ 65,078
                                                               ---------   --------
                                                               ---------   --------


Supplemental disclosure of non-cash investing activities:

    During the nine months ended October 31, 1998 and 1997, the Company acquired property and equipment under capital lease obligations aggregating $688,000 and $202,000, respectively.


      See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The Condensed Consolidated Balance Sheets as of October 31, 1998 and January 31, 1998, the Condensed Consolidated Statements of Income for the three and nine months ended October 31, 1998 and 1997 and Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the operating results for the full year.

2.       Comprehensive Income

Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. A reconciliation of comprehensive income for the three and nine months ended October 31, 1998 and 1997 are as follows (in thousands):


                                            Three Months Ended     Nine Months Ended
                                                October 31,           October 31,
                                           --------------------   ---------------------
                                              1998       1997       1998        1997
                                           ---------   --------   ---------   --------
Net income (loss)                          $(24,340)   $  1,385   $(31,058)   $  3,611
Foreign currency translation adjustments       (331)          8       (466)       (175)
                                           ---------   --------   ---------   --------
Comprehensive income (loss)                $(24,671)   $  1,393   $(31,524)   $  3,436
                                           ---------   --------   ---------   --------
                                           ---------   --------   ---------   --------


3.       Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. The following table sets forth the computation of basic and diluted income (loss) per share:

Net income (loss) per share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding using the treasury stock method summarized as follows (in thousands, except for per share amounts):



                                              Three Months Ended       Nine Months Ended
                                                  October 31,            October 31,
                                            ---------------------  ---------------------
                                              1998        1997        1998        1997
                                            ---------   ---------  ---------   ---------
Net income (loss)                           $(24,340)   $  1,385   $(31,058)   $  3,611
                                            ---------   ---------  ---------   ---------
                                            ---------   ---------  ---------   ---------
Weighted average shares
     outstanding (basic)                      29,454      28,695     29,271      24,604

 Diluted effect of employee stock options       --           782       --           579
                                            ---------   ---------  ---------   ---------
 Weighted average shares
    outstanding (diluted)                     29,454      29,477     29,271      25,183
                                            ---------   ---------  ---------   ---------
                                            ---------   ---------  ---------   ---------
Diluted income
     (loss) per share                       $  (0.83)   $   0.05   $  (1.06)   $   0.14
                                            ---------   ---------  ---------   ---------
                                            ---------   ---------  ---------   ---------
Basic income
     (loss) per share                       $  (0.83)   $   0.05   $  (1.06)   $   0.15
                                            ---------   ---------  ---------   ---------
                                            ---------   ---------  ---------   ---------



Shares of common stock equivalents issued using the treasury stock method of approximately 652,000 and 870,000 for the three and nine months ended October 31, 1998, respectively were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the three and nine months ended October 31, 1998, basic and diluted per share amounts are the same.

4.        Revenue Recognition

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2: Software Revenue Recognition, which is effective for software transactions entered into in fiscal years beginning after December 15, 1997. The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2.

5.       Acquisition of Businesses

In October 1998, the Company acquired certain assets and resources of Poland distributor, Computer Systems for Business International S.A. ("CSBI"). The acquisition was accounted for as a purchase and accordingly, CSBI's results are included in the condensed consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $1.4 million, which includes costs of acquisition. The aggregate purchase price, which was financed through available cash, has been allocated to the assets of the Company, based upon their respective fair market values. The excess of the purchase price over assets acquired (Goodwill) approximated $0.6 million and is being amortized on a straight line basis over ten years.

In October 1998, the Company acquired a majority stake in its Thailand-based distributor and systems integrator, Iris-Ifec Co., Ltd., forming a newly created QAD subsidiary, QAD I & I Co., Ltd. The acquisition was accounted for as a purchase and accordingly, QAD I & I Co., Ltd.'s assets and liabilities are included in the condensed consolidated balance sheet as of October 31, 1998. The results of QAD I & I Co., Ltd.'s operations from the date of the acquisition to October 31, 1998 were not significant. The aggregate purchase price was approximately $1.8 million, which includes costs of acquisition. An earn-out of up to $1.6 million may be added to the aggregate purchase price. The actual amount of the earn-out will be determined using an agreed upon formula based on financial results over the next five fiscal years. The aggregate purchase price, which was financed with available cash, has been allocated to the net assets of the Company, based upon their respective fair market values. The excess of the purchase price over net assets acquired (Goodwill) approximated $0.4 million and is being amortized on a straight line basis over ten years.

In October 1998, the Company acquired a majority stake in Sistemas Integrados Casa de Software and Sistemas Integrados Servicios de Consultoria (together known as "Sistemas"). The acquisition was accounted for as a purchase and accordingly, Sistemas's assets and liabilities are included in the condensed consolidated balance sheet as of October 31, 1998. The results of Sistemas's operations from the date of acquisition to October 31, 1998 were not significant. The aggregate purchase price was approximately $3.3 million, which includes costs of acquisition. An earn-out of up to $2.0 million may be added to the aggregate purchase price. The actual amount of the earn-out will be determined using an agreed upon formula based on financial results over the next five fiscal years. The aggregate purchase price, which was financed with available cash, has been allocated to the net assets of the Company, based upon the companies' respective fair market values. The excess of the purchase price over the net assets acquired (Goodwill) approximated $0.9 million and is being amortized on a straight line basis over ten years.

The historical operations of the companies acquired in October 1998 are not material, individually, or in the aggregate to the Company's consolidated operations or financial position, and therefore, supplemental pro forma information has not been presented.

6.       Restructuring Charge

During the three months ended October 31, 1998, the Company recorded a $1.9 million charge in conjunction with a program aimed at better aligning the Company's cost structure with sales performance. This charge was composed of $0.4 million of severance expense, which resulted from a workforce reduction of approximately 30 employees, or approximately three percent and the write-off of $1.5 million of costs due to the narrowed scope of the Company's facilities expansion plans.

7.        Subsequent Events

In November 1998, the Company acquired the United Kingdom and the Netherlands software distribution operations and assets of the TRW Integrated Supply Chain Solutions. The acquisition was accounted for as a purchase. The aggregate purchase price was approximately $20.7 million, which includes costs of the acquisition. The final purchase price is subject to post closing adjustments based upon the net assets acquired. At this time the Company believes such adjustments will be a reduction in the purchase price of approximately $2.0 million. The aggregate purchase price, which was financed through available cash and promissory notes has been allocated to the net assets of the Company based upon the net assets' respective fair market values. The excess purchase price over net assets acquired (Goodwill) approximated $2.8 million and is being amortized on a straight line basis over 15 years.

In December 1998, the Company announced an approximate 200 employees or 15 percent reduction in its global workforce, as part of a company-wide restructuring plan to reduce its cost structure and improve profitability. The restructuring plan includes the consolidation of certain offices and facilities and reductions in staff across a broad cross-section of the company. Annualized cost savings are expected to exceed $20 million. The Company plans to take a charge against fourth quarter results relating to the restructuring. The amount of the charge will be determined upon completion of the restructuring plan.

8.       Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

                                    QAD Inc.
          Management's Discussion & Analysis of Financial Condition and
                              Results of Operations

Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "believes," " anticipates," "intends" or "expects."

The following discussion should be read in conjunction with the condensed consolidated statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and trend projections. Although QAD Inc. (the "Company") believes that its expectations are based on reasonable assumptions it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the historical fluctuations in quarterly results and the potential future significant fluctuations, seasonality of operating results, product concentration, the dependence on Progress Software products, the rapid technological change, the supply chain solutions under development and the underlying technology, dependence upon development and maintenance of sales and marketing channels, the competition, the reliance on and need to develop additional relationships with third parties, the Company's inability to address Year 2000 issues and other factors detailed in the Company's annual report on Form 10-K for the year ended January 31, 1998. These factors, among other things, could cause actual results to differ materially from historical results or those currently anticipated.

Results of Operations:

 Total Revenues. Total revenues for the three months ended October 31, 1998 decreased 17% to $36.4 million from $44.0 million in the same period in 1997. Total revenues for the nine months ended October 31, 1998 increased 10% to $128.0 million from $116.3 million in the same period in 1997. The decrease in quarterly revenues was primarily due to manufacturers' decisions to delay capital spending due to concerns of a global economic slowdown and year 2000 problems. The increase in year to date total revenues was primarily due to the revenue growth in the first two quarters of the year partially offset by the decline in the third quarter. License fees continue to be the Company's major revenue source. For the three and nine months ended October 31, 1998, license revenue accounted for $17.1 and $72.9 million, respectively. This compared to $29.6 and $73.7 million for the same periods in the prior year. For the three and nine months ended October 31, 1998, maintenance and other revenues as a percentage of total revenues increased to 53% and 43%, respectively as compared to 33% and 37% in the same periods in 1997. The increases were due to the continued growth of maintenance revenues from the installed base and new customers combined with the third quarter decline in license revenues.

 Cost of Revenues. Cost of revenues consists primarily of the following: charges incurred from reselling third-party databases (and their associated maintenance contracts) on which MFG/PRO software runs; support costs associated with MFG/PRO software maintenance contracts; costs associated with the reproduction and delivery of the Company's software; and, the performance of service contracts. During the three months ended October 31, 1998, cost of revenues decreased 4% to $11.4 million (31% of total revenues) from $11.8 million (27% of total revenues) in the same period in 1997. The higher cost to total revenues ratio was primarily attributable to the fixed cost portion of the expense base (i.e. personnel, information system and facilities management costs) remaining flat while revenues decreased. Year to date in 1998, cost of revenues increased 13% to $33.9 million (26% of total revenues) from $29.9 million (26% of total revenues) for the prior year's same period. The ratio remained flat as a result of the hiring of additional support personnel in anticipation of increased revenues, partially offset by the absorption of existing fixed costs.

 Sales and Marketing. Sales and marketing expense consists primarily of salaries, commissions and associated benefits, travel and entertainment expenses and promotional and advertising costs. During the three months ended October 31, 1998, sales and marketing expense increased 41% to $24.1 million (66% of total revenues) from $17.2 million (39% of total revenues). Year to date, sales and marketing expense increased 49% to $69.6 million (54% of total revenues) in 1998 from $46.6 million (40% of total revenues) for the same period in the prior year. The increase in absolute dollars was primarily due to the year to date expansion of the Company's global sales force, continued investment in the Company's supply chain solution, On/Q, and increased revenues through sales agents resulting in higher commission expense.

 Research and Development. Research and development expense consists primarily of salaries and associated benefits, related overhead expenses and amounts paid to consultants and third-party developers to supplement the product development efforts of the Company's in-house staff. These expenses were partially offset by funds that the Company received from third parties as a result of joint venture research and development projects. During the three months ended October 31, 1998, research and development expense increased 77% to $14.0 million (38% of total revenues) from $7.9 million (18% of total revenues) for the same period in the prior year. Year to date, research and development expense increased 87% to $38.6 million (30% of total revenues) in 1998 from $20.7 million (18% of total revenues) for the same period in the prior year. The increase in absolute dollars and as a percentage of total revenues was due primarily to the continued investment in On/Q, including a one time expense related to the acquisition of a license for software tools from a third-party vendor.

 General and Administrative. During the three months ended October 31, 1998, general and administrative expense increased 17% to $5.4 million (15% of total revenues) from $4.6 million (10% of total revenues) in the same period in 1997. Year to date, general and administrative expense increased 26% to $17.1 million (13% of total revenues) in 1998 from $13.6 million (12% of total revenues) from same period in the prior year. The increase in spending resulted primarily from hiring of additional personnel and related infrastructure to support the Company's growth.

 Restructuring Charge. During the three months ended October 31, 1998, the Company recorded a $1.9 million charge in conjunction with a program aimed at better aligning the Company's cost structure with sales performance. This charge was composed of $0.4 million of severance expense, which resulted from a workforce reduction of approximately 30 employees, or approximately three percent and the write-off of $1.5 million of costs due to the narrowed scope of the Company's facilities expansion plans.

 Other (Income) Expense. Total other (income) expense is composed primarily of interest income, interest expense and transaction gains and losses. During the three months ended October 31, 1998, other (income) expense decreased to $(139,000) from $(678,000). Year to date, other (income) expense increased to $(2.0) million in 1998 from $(1.1) million for the same period in the prior year. The improvement on a year to date basis was due to significantly reduced interest expense as the proceeds of the Company's initial public offering in August 1997 were applied to the repayment and retirement of debt, and to interest income accruing from investment of the remaining proceeds in short-term investment grade securities and money market instruments.

 Provision for Income Taxes. The Company's effective tax rate for the three and nine months ended October 31, 1998 was (20)% and zero, respectively. The Company has determined that a tax benefit cannot be recognized at this time and previously recognized tax benefits must be reversed as the Company does not expect to report a profit for the fiscal year ended January 31, 1999. The effective tax rate for the three and nine months ended October 31, 1997 was 56% and 45%, respectively. The effective tax rates varied significantly from the U.S. statutory rate due primarily to reduction in research and development tax credits and foreign tax credits previously recorded.

Liquidity and Capital Resources

The Company has historically financed its operations and met its capital expenditures requirements through cash flows from operations, sales of equity securities and short-term borrowings. As of October 31, 1998, the Company had working capital and cash and cash equivalents of $30.9 million and $28.3 million, respectively as compared to $79.3 million and $70.1 million as of January 31, 1998. The decrease in working capital and cash and cash equivalents was primarily due to the cash used in operations, capital expenditures and acquisition of businesses.

Cash flows provided by (used in) operating activities were $(20.6) million and $0.4 million for the nine months ended October 31, 1998 and 1997, respectively. Cash used in investing activities aggregated $21.3 million and $12.1 million in the nine months ended October 31, 1998 and 1997, respectively. The cash used in investing activities for the nine months ended October 31, 1998 was primarily related to the purchase of computer equipment, office furniture and the acquisition of businesses. The cash used in investing activities for the nine months ended October 31, 1997 was primarily related to the purchase of computer equipment and office furniture and the purchase of an investment. Cash flows from financing activities totaled $0.4 million and $76.6 million for the nine months ended October 31, 1998 and 1997, respectively, and were composed of proceeds from borrowings and issuance of common stock.

The Company believes that the cash on hand and cash generated by operations will satisfy the Company's working capital requirements for at least the next 12 months.

Commitments and Contingencies

In November 1998, the Company acquired the United Kingdom and the Netherlands software distribution operations and assets of the TRW Integrated Supply Chain solutions. The aggregate purchase price was approximately $20.7 million, which was financed approximately one-third from available cash and approximately two-thirds with two-year promissory notes, payable to the seller. The Company plans to settle the promissory notes with available cash. The company has no other material commitments for capital expenditures.

Year 2000 Compliance

The Company's business operations are significantly dependent upon the same proprietary software products it licenses to customers. Management believes it has successfully addressed the Year 2000 ("Y2K") issues in its proprietary software products and does not anticipate any business interruptions associated with these applications. To ensure that the Company has adequately addressed exposures related to the Y2K and is Y2K ready, the Company has established a Y2K program that includes business partners and other third-party relationships. The Company defines systems as "Y2K Ready" if they are either "Y2K Compliant" or otherwise will operate without any substantial decrease in performance as a result of processing date data into the next century. "Y2K Compliant" means the system must perform fault-free in the processing of date and date related data (including but not limited to calculating, comparing and sequencing) by all software of components individually and in combination, upon installation. Fault-free performance includes the manipulation of this data with dates prior to, through and beyond January 1, 2000.

The Company's Y2K program consists of these five phases: 1) Assessment, 2) Planning, 3) Resources, 4) Technology and 5) Reporting. These phases are defined as follows: 1) Assessment - which identifies the magnitude of Y2K exposure, a process that includes estimating the business risk of not becoming Y2K compliant, determining its potential areas for Y2K exposure, and developing an internal definition of compliance, 2) Planning - which details corporate planning efforts, including inventorying and analyzing its systems for Y2K impact and developing contingency plans for systems that pose unusual compliance issues, 3) Resources - which ensures that funds and resources are sufficient, given the magnitude of the Y2K plan. This is facilitated by obtaining funds through internal mechanisms and assessing staff capacity for remediation and testing, 4) Technology - which executes the work needed to repair or retire existing systems, through a process which includes programming, code testing, user testing data conversion and program implementation and 5) Reporting which includes providing status of program activities to business and regulatory bodies.

The Company has completed the first three phases and is beginning its fourth phase in addressing the readiness of its information technology (IT) systems, excluding the Company's proprietary software products which the Company believes to be generally Y2K compliant currently. The Company is in the "assessment" phase with regard to its state of readiness for areas classified as non-IT systems. The Company is almost complete with the second phase, which encompasses "planning" for third party products that constitute material relationships. The Company expects to have substantially completed all five phases within the next nine months.

As of October 31, 1998, the direct costs incurred to remediate Y2K issues were not material. Cost directly attributed to the Company's Y2K program is estimated to be approximately $1.8 million.

Significant uncertainty exists in the software industry concerning the potential effects associated with Y2K readiness. Although the Company currently offers software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. Additionally, third-party software, computer and other equipment used internally may materially impact the Company if not Y2K compliant. The Company's operations may be at risk if its suppliers and other third parties fail to adequately address the problem or if software conversions result in system incompatibilities with these third parties. This issue could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. To the extent that either the Company or a third-party vendor or service provider on which the Company relies does not achieve Y2K readiness, the Company's results of operations may be adversely impacted. As part of the five phase process outlined above, specific contingency plans are being developed in connection with the assessment and resolution of the risks identified. The Company has currently established certain IT contingency plans, and it is continuing to develop such plans regarding each specific area of risk associated with this issue as part of its Y2K program.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 131: Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 will affect the disclosure requirements for the year ended January 31, 1999 annual financial statements.

The AICPA issued SOP 98-1: Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 and there were no material impacts on its financial condition or results of operations.

                                    QAD Inc.
                           Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibit Index


         Index
         Number            Index Description
         ------            -----------------
          27                Financial Data Schedule


b)   Reports on Form 8-K

     1. On December 4, 1998 the Company filed a Current Report on Form 8-K following its issuance of a press release on November 18, 1998 announcing that it had completed the acquisition of the United Kingdom and the Netherlands software distribution operations and assets of TRW Integrated Supply Chain Solutions.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QAD INC.
                                  (Registrant)






Date: December 15, 1998            By /s/ A.J. MOYER
                                   -----------------------------------
                                   A.J. Moyer
                                   Chief Financial Officer
                                   (on behalf of the registrant and as
                                   Principal Financial Officer)