Form 10-K405
period 1999-01-31
QAD INC
filed 1999-04-30
CIK 1036188

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition from ________________ to _________________

                       COMMISSION FILE NUMBER   000-22823

                                    QAD INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                77-0105228
     (State or Other Jurisdiction of                  (I.R.S.  Employer
      Incorporation or Organization)                  Identification No.)

                 6450 VIA REAL, CARPINTERIA, CALIFORNIA  93013
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

[X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock in the Nasdaq National Market on April 15, 1999, was approximately $104,531,644. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes. The number of outstanding shares of the registrant's common stock as of the close of business on April 15, 1999 was 30,124,393.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10,11,12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on June 22, 1999.

                                    QAD INC.

                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----

PART I

 ITEM 1.  BUSINESS................................................................................      1
 ITEM 2.  PROPERTIES..............................................................................     16
 ITEM 3.  LEGAL PROCEEDINGS.......................................................................     17
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................     17

PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................     18
 ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)...........................     18
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...     19
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................     31
 ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....     31

PART III
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................     31
 ITEM 11.  EXECUTIVE COMPENSATION.................................................................     31
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................     31
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................     31

PART IV
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................     32


Forward Looking Statement

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. QAD undertakes no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents QAD files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2000.

                                     PART I

ITEM 1.  BUSINESS

     QAD is a leading provider of supply-chain-enabled Enterprise Resource Planning, or ERP, software for mid-range and large multinational manufacturing companies. Our software solutions are designed to facilitate global management of resources and information to allow manufacturers to reduce order fulfillment cycle times and inventories, improve operating efficiencies between supply chain links and measure critical company performance criteria against defined business plan objectives. Our solution's flexibility and scalability also helps manufacturers adapt to growth, organizational change, business process reengineering, supply chain management and other challenges. In the latter part of fiscal 1999, we established QAD Global Services in response to customer requests for direct implementation and integration support from QAD.

     QAD's principal products address ERP and supply chain needs. MFG/PRO software is specifically designed for deployment at the plant or operations levels of mid-range and multinational manufacturers in four targeted industry segments: automotive, consumer products, electronics/industrial, and medical. MFG/PRO software provides multinational organizations with an integrated ERP solution that is based on an open system, Internet-enabled manufacturing, distribution, financial, service/support management applications.

     We currently are focused on extending our presence in multisite manufacturing by developing a line of optimized supply chain management solutions, named On/Q software. Our initial On/Q software product, Advanced Planning and Scheduling, or APS, is designed to improve asset utilization at every link of the supply chain. We released Advanced Planning and Scheduling in September 1998. We are designing another key On/Q application, On/Q Outbound Logistics, to allow for consolidation of orders, contract management, shipping and logistics management. Logistics is currently in development, and we expect our initial release to be commercially available in the latter part of 1999.

     As of January 31, 1999, QAD had licensed QAD software at more than 4,000 sites in more than 80 countries. QAD's customers include Cargill, Colgate-Palmolive, Johnson Controls, Johnson & Johnson, Lucent Technologies, Philips Electronics, St. Jude Medical, Unilever, Lear Seating, Genzyme and Stryker.

     "QAD", "Qwizard", "Q/LinQ" and "On/Q" are trademarks and "MFG/PRO" is a registered trademark of QAD. This Annual Report on Form 10-K also contains trademarks and registered trademarks of persons and companies other than QAD.

Industry Background

     In recent years, businesses have been subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers and shorten product development and delivery cycles. In addition, globalization has greatly increased the scope and complexity of multinational manufacturing organizations. Many organizations are reengineering, and will continue to reengineer, their critical business processes and restructure their organizations to accommodate and exploit rapid changes in the business environment. As part of this process, businesses are seeking ERP software solutions that will enable them to better manage resources across the enterprise and facilitate the integration of various essential functions on a global basis. These functions include:

    .  sales management
    .  component procurement
    .  inventory management
    .  manufacturing control
    .  project management
    .  distribution
    .  transportation
    .  finance

     While historically many companies have developed their ERP software internally, companies are increasingly deploying open system ERP applications developed by third parties which reduce internal software development costs and enable increased flexibility and interoperability across a broad range of hardware and software platforms.

     While current ERP software enables the integration and management of critical data within enterprises, organizations increasingly are recognizing the need to deploy new software systems that manage the global supply chain by enhancing the flow of information to and from customers, suppliers and other business partners outside the enterprise. More recently, the availability and use of the Internet has created a demand for software that operates across the Internet and intranets. Customers are demanding applications and tools that allow them to link back-office ERP systems, with front-office Customer Relationship Management systems. They are also demanding enhanced capabilities for electronic business, especially business-to-business and business-to-customer electronic commerce.

     We believe that the increasing complexity and diversity of customer requirements limits the ability of any single-vendor solution to fully meet the enterprise-wide needs of manufacturers. This has led to the emergence of three distinct segments within the enterprise software market:

     .  corporate
     .  plant/operations
     .  supply chain management

     Corporate ERP solutions are primarily focused on the consolidated data management, financial and human resource needs of large Fortune 1000 companies. Leading vendors of corporate level solutions include Oracle, PeopleSoft, and SAP. While corporate ERP systems offer robust functionality, we believe that the very broad scope, significant cost and limited flexibility of many of these systems limit their effectiveness in addressing the needs of individual plants or divisions. In addition, this limited flexibility makes these systems difficult to deploy throughout the enterprise.

     Plant/operations ERP solutions are primarily focused on the specific needs of mid-range manufacturing plants and distribution sites or the operations level of global companies. This ERP market segment needs to automate manufacturing planning, production control and distribution. Leading vendors of these ERP solutions include QAD, SAP, Baan, J.D. Edwards and Symix Systems. Given the diverse and constantly changing needs of manufacturing and distribution sites, ERP users demand highly flexible, industry-specific plant/operations-level ERP solutions that can be deployed rapidly and cost-effectively across multiple sites on a global basis. Increasingly, they are also requiring Internet-enabled ERP.

     Supply chain management solutions are designed to link a company more closely with customers, suppliers and other business partners in order to optimize manufacturing and distribution processes, reduce costs and enhance customer satisfaction. Supply chain management functions include logistics and order management, advanced planning and scheduling, global purchasing, and sales and support management. Leading vendors in the supply chain management market include i2 Technologies, Industri-Matematik International, and Manugistics Group, as well as certain corporate-level ERP software vendors. We believe that supply chain management represents one of the greatest current opportunities for companies to reduce costs and enhance customer relationships.

Market Opportunity

     The ARC Advisory Group, formerly Automation Research Company, believes the ERP market will grow at a compounded annual growth rate of nearly 25 percent through the year 2003. By focusing on four targeted vertical markets (automotive, consumer products, electronics/industrial and medical), we believe we can maximize our growth potential.

     We also believe the market for ERP solutions and supply chain software will continue to grow over the next several years. However, our success depends on continued market acceptance of MFG/PRO and On/Q applications, as well as the ability to introduce new versions of QAD software products. Although demand for QAD software products has grown in recent years, there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to adopt QAD software.

     The failure of the market for ERP software to grow, any reduction or slack in demand for MFG/PRO software or newly developed or to be developed On/Q software caused by increased competition in the market for ERP software, technological change, failure by QAD to introduce products, or new versions of products that are acceptable to the marketplace, or other similar factors, would have a material adverse effect on us.

     We have spent, and intend to continue to spend, considerable resources educating potential customers about ERP and supply chain issues in general and about the features and functions of MFG/PRO and On/Q software in particular. However, we cannot be sure that these expenditures will enable QAD software to achieve any additional degree of market penetration or a higher level of market acceptance, nor can we be sure that any new software products we develop will achieve the market acceptance necessary to make our products profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Products" below.

     For the latter part of fiscal 1999, QAD sales, along with those of several of our competitors have been negatively impacted by the Asian financial crisis and concerns about Year 2000, or Y2K, readiness. We believe that these concerns have caused a change in capital spending patterns of manufacturers worldwide. However, we believe their remains a need for ERP and supply chain management solutions that meet customers' needs for plant/operations-level deployments and global supply chain management. As a result, we anticipate that once these concerns are addressed, manufacturers will return their focus to the significant benefits afforded to companies that integrate management of the enterprise. However, we cannot guarantee that this change in manufacturer's spending will occur, or that if spending does accelerate, that we will benefit from these changes.

     Nonetheless, we believe that the adoption of open ERP and supply chain management solutions at the plant/operations-level will accelerate as potential customers transition from legacy systems in coming years. In addition, we believe that supply chain management represents a compelling market opportunity. To be successful in meeting customer requirements in these market segments, we believe ERP software vendors must:

  . Offer localized, multilingual, multicurrency (including euro) functionality to support global deployments;

  . Offer industry-specific product functionality and expertise in key vertical markets;

  . Provide global service and support, both directly and through third parties;

  .  Offer ease of implementation and rapid time to benefit;

  . Provide flexibility to meet the diverse needs and business practices of global, multisite manufacturing implementations;

  . Interoperate and coexist with corporate-level ERP solutions and other supply chain management solutions;

  . Address supply chain management challenges by offering Internet-enabled technology which integrates and optimizes interactions between companies and their customers, suppliers and other business partners;

  . Develop and utilize advanced technologies to deliver superior product functionality; and,

  . Offer enhanced capabilities for electronic business, especially business-to-business and business-to-customer electronic commerce.

     We believe our products will continue to be the choice of manufacturers due to our products' fit with customer requirements for industry-specific functionality, flexibility, ease of implementation and Internet-readiness.


The QAD Solution

     QAD is a leading provider of ERP software for multinational and other large manufacturing companies. Our principal product, MFG/PRO software, is a modular software program designed specifically to address the plant- and operations-level needs of mid-range and multinational manufacturers for flexible, interoperable and rapidly deployable ERP software solutions. Additionally, we are currently focused on extending our presence in multisite manufacturing by continuing to develop a line of supply chain solutions designed to serve the needs of multinational manufacturing companies. We meet customer requirements in our vertical markets by delivering the following:

     . Global Solutions for Multinational Manufacturers. QAD focuses on the plant/operations-level ERP, mid-range and supply chain management requirements of mid-range and multinational manufacturers. Our MFG/PRO software incorporates multicurrency capabilities, is available in more than 20 languages and is tailored to local financial practices and requirements in many of our major markets. QAD's customers have deployed MFG/PRO software in more than 80 countries.

     . Expertise and Functionality for Key Vertical Markets. We target and have achieved leadership positions in the automotive, consumer products, electronics/industrial and medical industries. We believe that our substantial expertise in these markets, together with our strategy of developing Internet-enabled ERP and supply chain software modules that address specific industry needs, provide us with a competitive advantage. For example, our software includes features that facilitate United States Food and Drug Administration, or FDA, compliance and validation for the medical industry; advanced pricing and promotion management for the consumer products industry; customer/supplier scheduling via electronic data interchange for the automotive industry; and product change control module for sophisticated engineering change management for the electronics/industrial industry.

     . Global Service and Support. We believe that a high level of global service and support is a critical component of our ERP and supply chain solutions. In the latter part of fiscal 1999, we responded to customer requests for more direct involvement in their system solutions by establishing QAD Global Services. Working in concert with a global network of services alliance partners, QAD Global Services makes sure that QAD software users receive the right combination of software and services. QAD Global Services include: Technical Services, Implementation Services, Learning Services, and Support Services.

        We offer product service and support directly through our sales and support offices in 20 countries and indirectly through our global network of implementation and systems integration partners and distributors.

     . Ease of Implementation. The modular product design of QAD software, together with our focus and expertise in our key vertical markets, enables rapid product implementation, often within six months at a particular site. Because QAD product modules already include features designed to address the specific needs of customers in our targeted markets, customization of the software is minimized, a key differentiator for QAD. We develop many of these industry-specific features through customer-driven Development Groups established by our vertical units. As a result, customers are able to implement only those modules with functionality appropriate to their needs.

     . Open Systems Solutions. QAD's ERP products are based on an open, client/server computing architecture. We believe that this architecture enables superior flexibility, scalability and interoperability and addresses the desire of customers to migrate critical business software to an open platform. QAD software operates in Windows NT and major UNIX environments and is compatible with Oracle and Progress databases. In addition, with the release of MFG/PRO 9.0, QAD applications operate over the Internet using a Web browser.

The QAD Strategy

     QAD's objective is to expand our leadership position in providing plant/operations-level solutions to mid-range and multinational manufacturing companies, and to expand our reach by becoming a leading provider of supply chain management software solutions. The key elements of our strategy for achieving these objectives include the following:

     . Maintain and Leverage Leadership in Plant-Level Manufacturing. QAD`s MFG/PRO software is a leading open systems ERP solution for plant-level deployments worldwide. As of January 31, 1999, we had MFG/PRO software at more than 4,000 licensed sites in more than 80 countries. We believe this is a substantial customer base from which we can leverage future sales. We target the sale of additional software applications to existing customers, as well as targeting sales to new customers. We will continue to aggressively pursue plant/operations-level opportunities in our targeted markets. In addition, we intend to leverage our installed base of MFG/PRO software customers in order to accelerate the adoption of On/Q software, our new supply chain management solution.

     . Focus on Global Supply Chain Management Solutions. We believe that supply chain optimization represents one of the greatest current opportunities for companies to reduce costs and enhance customer relationships. We are developing On/Q software for this market. We released the initial On/Q product, Advanced Planning and Scheduling, in September 1998. We expect to follow this with the delivery of our On/Q Outbound Logistics product at the end of 1999. We intend to follow the release of On/Q Outbound Logistics with additional supply chain products, which will be released shortly thereafter. We believe that these new products, coupled with our strength in plant/operations-level ERP solutions and

        QAD products' demonstrated ability to interoperate with other corporate applications, positions us to succeed in the emerging supply chain management marketplace.

     . Leverage Alliances. We leverage the expertise of distribution, implementation and technology partners to meet the diverse needs of our customers. We augment our direct sales organization with a global network of approximately 30 distributors and numerous implementation providers. We plan to leverage our network of distributors and implementation providers to further penetrate our vertical markets. In the latter part of 1998, we established QAD Global Services in response to customer requests for direct implementation and integration support from QAD. While we believe the introduction of QAD Global Services did not materially affect our on-going relationships with third-party implementation and integration providers in fiscal 1999, we may in the future experience competitive situations with third-party implementation and integration providers that could impair these relationships. In addition, we have entered into a number of joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software to deliver a more complete solution for our targeted vertical markets.

     . Maintain Technology Leadership. QAD was one of the first providers of open systems ERP software and we are committed to maintaining our technology leadership. Our technology strategy is focused on migrating our products to a component object architecture in order to enable customers to improve interoperability with existing software applications and to deploy and integrate new "best-of-breed" software applications across the enterprise. We believe interoperability will remain an important requirement of software applications as organizations seek fully integrated ERP solutions. We believe this object architecture will enable us to provide enhanced functionality in our new On/Q software. In addition, in September 1998 we became one of the first solution providers to introduce a plant/operations-level Advanced Planning and Scheduling Application together with an APS solution for supply chain optimizations.

     . Realignment of Operations and Restructuring. During fiscal 1999, we believe our sales cycle was negatively impacted by manufacturers' concerns about a global economic slowdown and Y2K readiness. These concerns caused manufacturers to temporarily redirect capital spending toward modifying their existing systems, rather than implementing new enterprise software. In response to changes in manufacturing capital software spending patterns, we undertook a restructuring and re-alignment that would, among other things, more closely align costs with sales expectations. The restructuring is expected to reduce costs by more than $20 million annually.

     As part of the realignment, we reduced our spending on research and development by transferring research and development personnel into revenue-generating positions within the newly created Global Services organization. In all, we reduced our workforce (excluding staff added from the acquisitions) by approximately 15 percent, adjusted administrative and marketing costs and narrowed our facilities expansion plans. In addition, the realignment expanded our vertical market and geographic accountability, making each group a profit center responsible for its own revenue and cost structures.

     It is our belief that these actions will improve our competitiveness.

Products

     QAD targets our ERP and optimized supply chain software to manufacturing companies within the automotive, consumer products, electronics/industrial, and medical industries.

     Our products address the needs of mid-range and large multinational companies. MFG/PRO software provides companies with an integrated and Internet-enabled ERP solution that includes manufacturing, distribution, financial and service/support management applications within an open systems environment. On/Q APS software optimizes supply chain functions and interoperates with MFG/PRO software.

     MFG/PRO software is composed of an extensive set of manufacturing, distribution and financial modules designed to address the needs of customers in our vertical markets. This modular design enables our customers to select the modules appropriate to meet their specific operational needs. Some of these modules include unique industry-specific features that were developed in close cooperation with customers and we continue to involve customers by encouraging participation in our vertical development groups.

     Our software supports multiple currencies and global tax management and is tailored to financial practices and requirements in many of our major geographic markets. MFG/PRO software supports more than 20 languages, including most major European languages, Japanese, Chinese and Korean.

     MFG/PRO software operates in both host and distributed, client/server computing environments and supports single or multiple sites, as well as multiple production and operational processes. These capabilities enable mid-range and large multinational manufacturers to manage multiple hybrid production methods within a single organization or a single production site, and also provide the flexibility to adapt to additional sites and processes as an organization's business evolves.

     We have a number of ongoing business alliances to extend the functionality of QAD software through the addition of integrated best-of-breed applications. We also have entered into a number of joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software to deliver more complete solutions for our targeted vertical markets.

     Our Qwizard software reduces the time it takes to implement MFG/PRO and rollout training to employees. The application includes: a Business Modeler that allows customers to quickly model business practices and adapt them to MFG/PRO, customizable implementation tools, and self-paced interactive learning tools for users of MFG/PRO software. In addition, Qwizard software includes tools to design and customize the visual interface of MFG/PRO software to match the users' workflow and job responsibilities.

     QAD sales have generally consisted of MFG/PRO software and related maintenance. With the introduction in September 1998 of On/Q APS, we have entered the market for supply chain management solutions. Our initial On/Q software product, APS, is designed to improve asset utilization at the plant/operations-level and at every link of the supply chain. The launch of QAD Global Services in the latter part of 1998, adds a broad range of services to our product mix. As a result, we anticipate an increased percentage of revenue in future periods will come from services, including QAD software implementation and training.

     Products Under Development

     We are currently developing additional On/Q optimized supply chain applications, as well as new e-business applications.

     Our e-business applications support industry standard communications. These applications include:

     .  a Network User Interface, or NetUI, written in Java
     .  Q/LinQ messaging interface
     .  ECommerce Gateway

     We believe our e-business applications will enable our customers to effectively link back-office ERP applications with front-office Customer Relationship Management applications. They are being designed to also enhance our customers' ability to support business-to-business and business-to-customer applications.

     . NetUI provides access to the full functionality of QAD software using a Web browser. NetUI is an easily deployed Java platform interface that minimizes internal system traffic and provides low-cost system access over a wide-area network. To enhance security, NetUI features password protection.

     . Q/LinQ, an integration tool that works with commercially available messaging products and data mapping applications. This product can be used to provide interoperability between MFG/PRO and other software applications, even among multiple revision levels of the same or different products.

     . ECommerce Gateway is our new offering in the Electronic Document Interchange, or EDI, space. This product features Internet downloadable mapping libraries, which prescribe the conversions necessary to enable Electronic Document Interchange between trading partners and MFG/PRO software. This product is designed to allow each trading partner's unique requirements to be captured in a tailored library and assessed on an as-needed basis when transactions with that partner are effected.

     A key On/Q application, Outbound Logistics, is under development and scheduled for release in late 1999. On/Q Outbound Logistics is being designed to allow for consolidation of orders, contract management, shipping and logistics management. On/Q Outbound Logistics is being specifically designed to meet demand-side requirements of global multinationals, including complex high-volume order processing. Outbound Logistics also is being designed to provide cost-efficient consolidation and to support multilingual and multicurrency capabilities. In addition, our Outbound Logistics software solution also is being designed to be Internet enabled.

     We plan to follow Outbound Logistics with additional On/Q optimized supply chain products. However, there are risks that one or more of our supply chain management solutions is not successfully developed in accordance with planned schedules or at all, or that if it is developed, that is might not achieve market acceptance. See "Factors That May Affect Future Results and Market Price of Stock-Supply Chain Solutions Under Development and Underlying Technology."

Technology

     We have developed MFG/PRO software with a commercially available, fourth generation language and tool set marketed by Progress Software that works with relational databases provided by Oracle and Progress. See "Factors That May Affect Future Results and Market Price of Stock-Dependence on Third-Party Products." MFG/PRO software is now taking advantage of advances in Progress Software that open up this fourth generation language to access by Sun's Java language and through the Microsoft ActiveX component model. With the release of our MFG/PRO version 9.0, MFG/PRO will feature an Internet-enabled Java user interface and a new architecture called QAD/Connects. We believe these features will:

     . enable customers to improve connectivity with existing software applications
     . enable customers to deploy and integrate new "best-of-breed" software applications across the enterprise
     . provide important connectivity with the Internet and allow customers to conduct secure e-business transactions with trading partners

     We are currently converting our MFG/PRO software modules to Java-interfaced Progress components. We believe this conversion effort will provide value to customers by making MFG/PRO accessible to new kinds of users.

     In addition to MFG/PRO's traditional user who works inside the manufacturing enterprise, MFG/PRO version 9.0 will support secure access by trading partners, casual Internet shoppers and mobile users. Connectivity with e-business (through EDI and the Web) is another significant facet of the QAD/Connects architecture, and it is this connectivity that provides business-to-business and business-to-consumer access to MFG/PRO.

     MFG/PRO software operates under the Windows NT and major UNIX operating systems. MFG/PRO software now supports distributed and mirrored databases, local and wide area networks and character-based, graphical, and Java Internet-enabled, thin-client user interfaces.

     We also are reliant on the Java programming language in developing and supporting our Java user interface for MFG/PRO and our On/Q software products. The failure to successfully incorporate Java in new products, to convert MFG/PRO software to Java-interfaced Progress components, to extend the MFG/PRO Java user interfaces, or of Java or Enterprise Java Beans to achieve market acceptance could have a material adverse effect on us.

     The On/Q Logistics software relies upon a technology being developed by Enterprise Engines. This technology provides the foundation upon which On/Q is being built and will execute.

Research and Development

     MFG/PRO was originally introduced in 1986 and we have subsequently released a number of product versions and enhancements. In fiscal 2000, we will release MFG/PRO version 9.0, which is Internet enabled. Our principal research and development staff, which is augmented by third-party development resources, is focused on continuing updates and enhancements to our MFG/PRO software, as well as the continual migration of MFG/PRO software to component objects and to a Java user interface. We believe that Internet capability for our products will be important to the future success of our ERP and supply chain products. Accordingly, we have developed and will continue to develop Internet-enabled versions of our products through in-house and third-party development.

     We also maintain a separate advanced technology development organization specifically focused on developing our On/Q software supply chain management solutions. In addition, Enterprise Engines is assisting in the development of QAD Logistics software. During the fiscal year ended January 31, 1999, we delivered our APS Product, which primarily consists of OEM components from Paragon Software. Meanwhile, because of the decision to utilize Enterprise Engine and Gemstone technology to create a more robust Java solution, Logistics was delayed until late 1999 from late 1998.

     Due to rising research and development costs experienced in fiscal 1999, and the need for cost containment, we initiated a reorganization that resulted in the reduction of the research and development staff. Prior to the reorganization, their were approximately 340 employees in the research and development department. At January 31, 1999 research and development personnel totaled approximated 270, representing a reduction of 21 percent. Many of these employees were redeployed into our newly created Global Services organization where we believe their technical skills will be an asset for providing implementation and other support services to QAD customers.

     There can be no assurance that we will be successful in converting our MFG/PRO software to Java-interfaced Progress Software components or extending the Java User Interface, on a timely basis, if at all. We similarly have no assurance that if this software is converted or developed it will achieve necessary market acceptance. We or our development partner, Enterprise Engines, might not be successful in developing any new products or enhancements. We may experience difficulties that delay or prevent successful development, introduction or sale of these products or our new products may not adequately meet the requirements of the marketplace or achieve market acceptance. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations", "Factors That May Affect Future Results and Market Price of Stock-Rapid Technological Change," and "Supply Chain Solutions Under Development and Underlying Technology."

Sales and Marketing

     We sell and support our products through direct and indirect sales organizations located throughout the world.

     Our indirect sales channel consists of approximately 30 distributors worldwide. We do not grant exclusive rights to any of our distributors. Our distributors primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization. In addition, we leverage our relationships with implementation providers, hardware vendors and other third parties to identify sales opportunities on a global basis.

     In fiscal 1999, after the departure of our vice president of sales and marketing, we restructured to strengthen our focus on our vertical markets and our ability to deliver regionally. Under the direction of the Chief Executive Officer, vertical marketing was decentralized, with vertical sales reporting directly to the Chief Executive Officer. Simultaneously, territorial structure was centralized under the direction of the Chief Financial Officer. In addition, strategic marketing was centralized under the direction of the President.

     Our sales and marketing strategy includes developing demand for our products by creating visibility for QAD and awareness of our software. We participate in major computer and vertical market industry trade shows, sponsor regional and worldwide user conferences and regional alliance conferences, and advertise in leading business and targeted industry publications.

     Our future success depends in part upon the productivity of our sales and marketing force, our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel, and our ability to successfully maintain our distributor relationships and establish new relationships in the future. Competition for sales and marketing personnel in the ERP software industry is intense. Should we fail to hire qualified personnel in accordance with our plans or to establish and maintain or distributor relationships then we would be materially and adversely affected. See "Factors That May Affect Future Results and Market Price of Stock--Dependence Upon Development and Maintenance of Sales and Marketing Channels."

     Following the conclusion of our initial public offering, we commenced discussions with certain of our distributors regarding possible acquisitions of controlling interests in those distributors. We have been pursuing this acquisition strategy to enhance the effectiveness and allegiance of existing distributors and provide capital to help those distributors meet our growth targets. During fiscal 1999, we acquired control of distributor organizations in Thailand, Poland, Mexico, the United Kingdom and the Netherlands. On a pro-forma basis, these acquisitions would have added approximately $48 million to QAD revenue for fiscal 1999.

Third-Party Implementation Providers

     We have historically followed a strategy of utilizing third parties extensively to provide implementation and customization services to QAD customers. In addition to providing consulting, implementation and training services for QAD customers, these third parties also generate sales leads for QAD. Implementation and system integration services are provided by a network of consultants and system integrators, including Arthur Andersen, Deloitte & Touche, Ernst & Young, Integrated Systems & Services and TRW ISCS. In most cases, our distributors also deliver consulting and integration services. All third-party providers are required to be certified in the applications and methodologies of QAD products.

     We revised our service strategy in fiscal 1999 and purchased several of our distributors who provided third-party implementation and integration services, including the distribution assets of TRW Integrated Supply Chain Solutions in the United Kingdom and the Netherlands, CSBI in Poland, Iris-Ifec in Thailand, and Sistemas Integrados in Mexico. These purchases, coupled with our redeployment of personnel from research and development to implementation and integration positions in fiscal 1999, served as the foundation of QAD Global Services. The formation of QAD Global Services allow us to respond to customer requests for more direct involvement in their system solutions. QAD Global Services includes:

     .  Technical Services
     .  Implementation Services
     .  Learning Services and
     .  Support Services

     In addition, we intend to provide implementation services for our new On/Q software products. We believe this service will be an important factor in ensuring the successful implementation of the initial installations of On/Q software and in successfully transferring knowledge to third-party implementation partners to enable them to provide necessary implementation services for future On/Q software installations.

     We typically enter into separate agreements when working with installation and implementation partners that provide these partners with the non-exclusive right to promote and market QAD products, and to provide training, installation, implementation and other services for QAD products, within a defined territory for a specified period of time. Our installation and implementation partners generally are permitted to set their own rates for related services and we typically do not collect a royalty or percentage fee from these partners on services performed.

     We also enter into similar agreements with our distributor partners that grant these partners the non-exclusive right, within a specified territory, to market, license, deliver and support QAD products. In exchange for granting distributors these rights, we receive a negotiated royalty fee for each license of our software products. We also rely on third parties, primarily distributors, for the development of localizations or interfaces appropriate for the territory in which the distributors operate. See "Factors That May Affect Future Results and Market Price of Stock-Reliance on and Need to Develop Additional Relationships with Third Parties."

Customers

     We target the automotive, consumer products, electronics/industrial, and medical sectors worldwide. As of January 31, 1999, we had MFG/PRO software at more than 4,000 licensed sites in more than 80 countries. No one customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among companies and/or subsidiaries of those companies in each of our target vertical markets that have each generated more than $400,000 in software license and maintenance revenue over the last three fiscal years:

Automotive

Aeroquip Corporation
Caterpillar
Daewoo
Delphi
Ford
Johnson Controls
Lear Seating
LucasVarity
Tower Automotive

Webasto

Consumer Products

Avery Dennison
Avon
Cargill
Coca-Cola
Gillette
Heinz
Quaker Oats
Sherwin-Williams
U.S. Sugar
Unilever

Electronics/Industrial

Courtaulds
Ingersoll-Rand
Matsushita
Philips
Price Pfister
Sauer Sundstrand
Schlumberger
Sun Microsystems
Synnex
Xerox

Medical

Alza
Arterial Vascular
C.R. Bard
Datex-Ohmeda
Genzyme
Johnson & Johnson
Maxxim Medical
Rexall
St. Jude Medical
Stryker

Customer Service and Support

     We believe that providing a high level of customer service and support is essential to customer satisfaction and to our long-term success. QAD Global Services, including support services, is based primarily in several major regional centers. We also provide global service and support through our extensive network of alliance partners. This global presence helps us support customers and partners in different regions and time zones worldwide.

     We also provide our customers with access to information and customer support services via the World Wide Web. Our Internet-enabled services facilitate the exchange of information seven days a week, 24 hours a day and provide customers with access to QAD support databases. These databases contain a wide variety of product information, customer support functionality, answers to frequently asked questions, and a search-enabled online knowledge base. In addition, ongoing training of support personnel, internal and external consultants and our alliance partners helps ensure that customers are up to date on the latest technologies and product enhancements offered by QAD.

     We also offer, for a fee, a comprehensive education and training program to our customers and end-users, as well as our implementation providers. Classes are offered through in-house facilities at QAD offices in various locations, as well as on-site training services at customer locations. We also assist implementation providers and customers in developing their own in-house support centers.

Competition

     The ERP software market is highly competitive, rapidly changing and affected by new product introductions and other market activities of industry participants, including consolidations among industry participants. We compete in the ERP software market primarily on the basis of functionality, ease of use and implementation, technology (including connectivity and adaptability), time to benefit, supplier viability, service and cost. We intend to continue to acquire, develop and allocate our resources to focus on these targeted competitive areas, as well as to identify additional or different areas where we perceive competitive advantage.

     We currently compete primarily with:

     . vendors such as Baan, J.D. Edwards and Symix, that market software focused on the specific needs of manufacturing plants and distribution sites of multinational manufacturing companies;
     . smaller independent companies that have developed or are attempting to develop advanced planning and scheduling software which complement or compete with ERP or supply chain solutions;
     . internal development efforts by corporate information technology departments; and
     . companies offering standardized or customized products on mainframe and/or mid-range computer systems.

     We expect that competition for MFG/PRO software will increase as other large companies like Oracle and SAP, as well as other business application software vendors, enter the market for plant/operations-level ERP solutions. We may also face market resistance from potential customers with installed legacy systems because of the reluctance of these potential customers to commit the time, effort and resources necessary to convert to an open systems ERP solution or because of their own internal attempts to address Y2K readiness issues.

     With our strategic entry into the supply chain management software market, we expect to meet substantial additional competition from companies presently serving that market, including i2, IMI and Manugistics. We also expect competition to come from broad-based solution providers like Baan, Oracle, PeopleSoft and SAP who state they are increasingly focusing on this segment. In addition, some of our competitors, such as Baan, Oracle, PeopleSoft and SAP, have well-established relationships with our current or potential customers. Further, as the supply chain management solution market continues to develop, companies with significantly greater resources could attempt to increase their presence in these markets by acquiring or forming strategic alliances with our competitors or our partners or potential partners.

     Increased competition in these markets is likely to result in price reductions, reduced operating margins and loss of market share, any one of which could adversely affect us. Many of our present or future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. Although we believe we offer and will continue to offer products that are competitive, we can make no assurance that we will be able to compete successfully with existing or new competitors or that competition will not adversely affect us.

Proprietary Rights and Licensing

     Our success is dependent upon our proprietary technology and other intellectual property. We rely primarily on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. We enter into license agreements with each of our customers. Each of these license agreements provides for the non-exclusive license of QAD software. These licenses generally are perpetual and contain strict confidentiality and non-disclosure provisions, a limited warranty covering the QAD software and indemnification for the customer from infringement actions related to the QAD software.

     The pricing policy under each license is based on a standard price list and may vary based on such parameters as the number of end-users, number of sites, number of modules, number of languages, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD. Payment terms are generally 30 days from the date of shipment. We have no patents or pending patent applications.

     In order to facilitate the customization required by most of our customers, we generally license our MFG/PRO software to end users in both object code (machine-readable) and source code (human-readable) format. While this practice facilitates customization, making software available in source code also makes it easier for third parties to copy or modify our software for non-permitted purposes. Distributors or other persons may independently develop a modified version of our software. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third parties.

     We believe that these measures afford only limited protection. Despite our efforts, it may be possible for third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours.

     We have in the past been subject to claims of intellectual property infringement and may increasingly be subject to such claims as the number of products and competitors in our targeted vertical markets grows and the functionality of products in other industry segments overlaps. Although we are not aware that any of our products infringes upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon us. We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights which could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.

     We have in the past and may in the future resell certain software, which we license from third parties. In addition, we have in the past and may in the future jointly develop software in which we will have co-ownership or cross-licensing rights. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that: 1) provide us with the third-party software we require, 2) provide adequate functionality in our products, on terms that adequately protect QAD's proprietary rights, or 3) are commercially favorable to us. The loss of or inability to maintain or obtain any of these software licenses, including a loss as a result of a third-party infringement claim, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed and integrated. This could materially and adversely affect us. See "Products" and "Research and Development."

Employees

     As of January 31, 1999, we had approximately 1,550 full-time employees of which approximately 270 were in research and development, 620 were in global services, 450 were in sales and marketing, and 210 were in administration and other. In addition, we contracted with approximately 70 temporary employees. Excluding the acquisitions, completed in fiscal 1999 we had approximately 1,110 full-time employees as of January 31, 1999. None of our workers are represented by collective bargaining agreements, with the exception of certain employees of our Netherlands subsidiaries who are represented by statutory Works Councils as required under the laws of the Netherlands. We believe that our employee relations are good.

     Our success depends to a significant extent upon a limited number of key employees and other members of our senior management. There can be no assurance that we will be successful in attracting and retaining these personnel, and the failure to attract and retain such personnel could have a material adverse effect us. See "Factors That May Affect Future Results And Market Price Of Stock-Dependence Upon Key Personnel; Need to Hire Additional Personnel in All Areas."

Executive Officers of the Registrant

     Set forth below is certain information concerning our executive officers as of March 31, 1999.

Name                                                           Age   Position(s)
----                                                           ---   -----------

Pamela M. Lopker............................................    44   Chairman of the Board and President
Karl F. Lopker..............................................    47   Chief Executive Officer
A. J. Moyer.................................................    55   Executive Vice President and Chief Financial Officer
Vincent P. Niedzielski......................................    44   Executive Vice President, Research and Development
Barry R. Anderson...........................................    47   Executive Vice President, Administration
Roland B. Desilets..........................................    37   Vice President and General Counsel
Cheryl M. Slomann...........................................    34   Vice President, Corporate Controller and Chief Accounting
                                                                     Officer

     Pamela M. Lopker founded QAD in 1979 and has been our Chairman of the Board and President since incorporation. Prior to founding QAD, Ms. Lopker served as Senior Systems Analyst for Comtek Research from 1977 to 1979. Ms. Lopker is certified in Production and Inventory Management by the American Production and Inventory Control Society. Ms. Lopker earned a Bachelor of Arts degree in Mathematics from the University of California at Santa Barbara.

     Karl F. Lopker has served as Director and Chief Executive Officer since joining QAD in 1981. Mr. Lopker also serves as QAD's Assistant Treasurer. Mr. Lopker was founder and President of Deckers Outdoor Corporation from 1973 to 1981, where he currently serves as a Director. Mr. Lopker is certified in Production and Inventory Management at the Fellow level by the American Production and Inventory Control Society. Mr. Lopker studied Electrical Engineering and Computer Science at the University of California at Santa Barbara. Mr. Lopker and Pamela Lopker are married to each other.

     A. J. Moyer has served as Executive Vice President and Chief Financial Officer since joining QAD in March 1998. Prior to joining QAD, Mr. Moyer served as Chief Financial Officer of Allergan, a specialty pharmaceutical company based in Irvine, California. Mr.

Moyer received his Bachelor of Science degree in Business Administration from Duquesne University. In 1973, he graduated from the Advanced Management Program at the University of Texas, Austin.

     Vincent P. Niedzielski is Executive Vice President, Development. He joined QAD in April 1996. Prior to joining QAD, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation from 1984 to 1996. Mr. Niedzielski holds a Bachelor of Science degree in Mathematics and Computer Science from the University of Scranton.

     Barry R. Anderson is Executive Vice President, Administration. He joined QAD in April 1997. Prior to joining QAD, Mr. Anderson was Chief Administrative Officer at the Bank South in Atlanta, Georgia. His previous experience also includes 10 years with Lanier Worldwide as Vice President, Human Resources, plus experience with ARAMCO (Arabian American Oil Company), Lockheed and Pan Am. Mr. Anderson received a Bachelor of Science degree in Business Management from Florida State University and a Juris Doctor degree from Atlanta Law School.

     Roland B. Desilets joined QAD in 1993 as Regional General Counsel. In January 1998 he was named Corporate General Counsel. Prior to joining QAD, he was Patent Counsel with Unisys Corporation. He holds a Juris Doctor degree from Widener University School of Law, a Master of Science degree in Computer Science from Villanova University, and a Bachelor of Science degree in Physics from Ursinus College. He is the author of "Software Vendors' Exposure to Products Liability for Computer Viruses, " University of Southern California Computer/Law Journal, 1989.

     Cheryl M. Slomann joined QAD in May 1998 as Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining QAD, Ms. Slomann served nine years with Allergan, a specialty pharmaceutical company, in various financial positions, including Director, Corporate Financial Planning and Manager, Corporate Reporting. She began her career at the public accounting firm of Ernst & Young. Ms. Slomann is a Certified Public Accountant and received her Bachelor of Science degree in Business Administration/Accounting from the University of Southern California.

ITEM 2.  PROPERTIES

     QAD's executive offices are located at 6450 Via Real, Carpinteria, California 93013, the telephone number is (805) 684-6614. We also lease facilities to support our operations in several locations throughout the world.

     Our corporate headquarters are located in Carpinteria, California in approximately 110,000 square feet of leased space in three facilities subject to leases with expiration dates ranging from 1999 to 2003. We own approximately 28 acres and 54,000 square feet of office space in a neighboring location, which also supports portions of our operations. We also own a 34-acre parcel located in Carpinteria, California, which is under consideration for developing as an additional facility.

     Major offices are located in Mount Laurel, New Jersey; Sao Paulo, Brazil; Birmingham, United Kingdom; Hoofddorp, Netherlands; Hong Kong; China; Tokyo, Japan; and Sydney, Australia in space aggregating to approximately 114,000 square feet and subject to leases expiring on dates ranging from 2001 to 2011.

     QAD has satellite offices in the Americas, Europe, Asia and Australia in space aggregating approximately 157,000 square feet and subject to leases expiring on dates ranging from 2001 to 2003.

     All of our leases have been negotiated with independent third parties on an arms length basis, and we believe they are on commercially reasonable terms. Total rent expense for the fiscal years 1997, 1998 and 1999 totaled $5.9 million, $6.5 million and $7.7 million, respectively. Our global presence is supported by offices located in the United States, Canada, Mexico, Brazil, The Netherlands, United Kingdom, Ireland, France, Germany, Poland, Turkey, Australia, Singapore, Japan, Korea, India and China (Hong Kong and Shanghai). We are currently engaged in a selective office consolidation process, having already vacated approximately 22,000 square feet, and we are seeking to sublet an additional 60,000 square feet worldwide. Although we have from time to time sought and will in the future seek new or expanded facilities for existing or additional offices, we expect that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any material legal proceedings. We may from time to time be party, either as plaintiff or defendant to various legal proceedings and claims, which arise, in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     QAD common stock has been traded on the Nasdaq National Market since our initial public offering in August 1997. According to records of our transfer agent, we had approximately 429 stockholders of record as of January 31, 1999. The following table sets forth the low and high sale price as of the close of market of QAD's common stock in each of the fiscal quarters since our initial public offering.

                                          Low Sale Price   High Sale Price
                                         --------------   ---------------
Fiscal 1999:
        Fourth Quarter...................     $ 3.50            $ 7.00
        Third Quarter....................     $ 2.87            $ 8.75
        Second Quarter...................     $ 7.44            $15.00
        First Quarter....................     $13.00            $17.38

                                         Low Sale Price   High Sale Price
                                         --------------   ---------------
Fiscal 1998:
        Fourth Quarter...................     $11.75            $15.75
        Third Quarter....................     $13.63            $22.50

     Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and we do not anticipate declaring dividends on our common stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share data)


     The following information was derived from our historical financial statements. Our financial statements for the fiscal years ended January 31, 1997, 1998 and 1999 with the accompanying notes and the related report of KPMG LLP are included evidence in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our financial statements and related notes. Effective February 1, 1996, we changed our financial reporting year end from December 31 to January 31.


                                                            Year Ended                          Year Ended
                                                           December 31,                         January 31,
                                                   ---------------------------  ----------------------------------------
                                                        1994          1995           1997          1998          1999
                                                   ------------  -------------  ------------  -------------  -----------
Statement of Operation Data:
Revenue............................................    $66,360       $89,949       $126,444      $170,770      $193,344
Operating income (loss)............................      4,084        (2,646)         2,720        14,695       (34,806)
Net income (loss)..................................      2,878          (686)         1,000         9,856       (35,921)
Basic net income (loss) per share..................       0.14         (0.03)          0.05          0.38         (1.22)
Diluted net income (loss) per share                    $  0.12       $ (0.03)      $   0.04      $   0.38      $  (1.22)


                                                           December 31,                         January 31,
                                                   ---------------------------  ----------------------------------------
                                                        1994          1995           1997          1998          1999
                                                   ------------  -------------  ------------  -------------  -----------
 BALANCE SHEET DATA:
 Cash and equivalents and short-term
     cash investments.............................     $ 1,706       $ 1,519     $   301         $ 70,082      $ 19,078
 Working capital (deficiency).....................       2,271        (2,814)     (5,976)          79,258        20,743
 Total assets.....................................      44,361        68,466      77,250          190,506       200,055
 Notes payable, long-term debt and
   capital lease obligations......................       4,767         9,610       8,465              143         7,166
 Notes payable, long-term debt and
   capital lease obligations, less
   current portion................................       4,677         7,341       5,036               39         6,526
 Total stockholders' equity.......................     $11,993       $11,732     $10,804         $112,375      $ 79,429


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with our financial statements included elsewhere in this Annual Report on Form 10-K. Effective February 1, 1996, we changed its financial reporting year end from December 31 to January 31.


Overview

     Founded in 1979, QAD is a leading provider of ERP software for multinational and other large manufacturing companies. In 1986, we commercially released our open systems ERP application, MFG/PRO software. Since that time, we have introduced several new generations of our open systems MFG/PRO software, and have significantly expanded our operations. As of January 31, 1999, we had approximately 1,550 full time employees, direct sales and support offices in 20 countries, approximately 30 distributors worldwide and more than 4,000 licensed sites in more than 80 countries. Our total revenue has grown significantly in recent years, increasing from $66.4 million in the year ended December 31, 1994 to $193.3 million and in the year ended January 31, 1999.

     We derive revenue from license fees, maintenance and services and other products. License fees are primarily derived from the licensing of our software products and also include fees from third-party software sold in conjunction with QAD software. Maintenance and other revenue consist primarily of maintenance contracts and, to a lesser extent, revenue from consulting, training and other services.

     License fee revenue is recognized upon shipment of the software, provided there are no vendor obligations to be fulfilled and collectibility is probable within a 12-month period from the date of shipment. Typically, our software licenses do not include significant vendor obligations. Maintenance revenue for ongoing customer support and product updates typically represents 15 percent of the software license list price (net of any distributor discounts) and is recognized ratably over the term of the maintenance period, which is typically 12 months. Service revenue is derived mainly from training, consulting and manual sales and is recognized as the services are performed.

     We have historically followed a strategy of relying on our network of third-party distribution and implementation alliances to provide hardware, consulting and implementation services. In fiscal 1999, we pursued a strategy of acquiring distributors. Our revenue related to license fees and maintenance contracts as a percentage of total revenue remained relatively stable between 89 percent to 92 percent for the years ended December 31, 1993 through the year ended January 31, 1999. However, we anticipate revenue from services will increase as a percentage of total revenue as a result of these recent acquisitions and as a result of our decision to establish QAD Global Services. Further, we anticipate that as we continue to release our On/Q software and directly provide services related to these products, service revenue will increase both in absolute dollars and as a percentage of total revenue.

     Contracts for our products and services range from $50,000 to several million dollars, depending on the number of sites, the number of users and the number of services offered. No single customer has accounted for greater than 10 percent of our total revenue in any of the last three fiscal years. However, it is not uncommon to conclude a multi-million dollar contract with a single customer.

     During fiscal year 1997 through fiscal year 1999, we significantly increased our sales and marketing, service and support and research and development staffs. These increases resulted in substantial growth in the number of full-time employees (from approximately 520 at December 31, 1995, to approximately 1,550 at January 31, 1999), the scope of our financial and operating systems and the geographic distribution of our direct sales and support operations (from 12 to 20 countries). These investments were incurred in connection with our strategy to establish and maintain a leadership position as a global supplier of ERP solutions at the plant/operations level as well as to enter new markets such as supply chain management software. We believe that these investments were essential in the development of our products and operations.

     We record revenue primarily in United States dollars. Foreign currency transaction and translation gains and losses are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. In the fiscal years 1997, 1998 and 1999, foreign currency transaction (gains) and losses totaled $(407,000), $(879,000) and $61,000, respectively. We have not previously undertaken hedging transactions to cover our currency exposure, but may implement programs to mitigate foreign currency exposure risk in the future as management deems appropriate. See "Factors That May Affect Future Results and Market Price of Stock - Risks Associated With International Operations".

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected on our statements of operations:


                                                                                Year Ended January 31,
                                                                                ----------------------
                                                                              1997        1998        1999
                                                                              ----        ----        ----
Revenue:
  License fees......................................................            68%         66%         55%
  Maintenance and other.............................................            32          34          45
                                                                          --------------------------------------
       Total revenue................................................           100         100         100
Cost and expenses:
  Cost of revenue...................................................            23          24          31
  Sales and marketing...............................................            42          39          47
  Research and development..........................................            20          17          25
  General and administrative........................................            13          11          13
  Restructuring charge                                                           -           -           2
                                                                         --------------------------------------
       Total cost and expenses......................................            98          91         118
                                                                         --------------------------------------
Operating income (loss).............................................             2           9         (18)
Other (income) expense..............................................             1          (1)          -
                                                                         --------------------------------------
Income (loss) before income taxes...................................             1          10         (18)
Income tax expense..................................................             0           4           1
                                                                         --------------------------------------
Net income (loss)...................................................             1%          6%        (19%)
                                                                         ======================================

     Total Revenue. Total revenue for fiscal year 1999 was $193.3 million, which was an increase of $22.5 million or 13 percent over fiscal year 1998. This increase was primarily due to an increase in maintenance revenue from the growing installed base and the acquisition of four of our distributors, which added incremental revenue of approximately $12.4 million. These increases were partially offset by manufacturers' decisions to delay capital spending due to concerns of a global economic slowdown and Y2K readiness. Total revenue for fiscal year 1998 was $170.8 million, which was an increase of $44.4 million or 35 percent over fiscal year 1997. This increase was primarily due to continued market penetration into our targeted vertical markets and expansion into new geographical markets. Maintenance and other revenue has increased as a percentage of total revenue from 32 percent in fiscal year 1997 to 34 percent and 45 percent in fiscal years 1998 and 1999, respectively. This shift relates to an increase in maintenance revenue from the growing installed base, as well as a new emphasis on services beginning late in fiscal year 1999 with the acquired distributors and the launch of our QAD Global Services business.

     Cost of Revenue. Cost of revenue as a percentage of total revenue increased to 31 percent in fiscal year 1999 from 24 percent in fiscal year 1998. This increase was primarily due to the higher costs associated with reselling third-party databases, as well as a higher cost structure related to our expanding services business. Cost of revenue, as a percentage of total revenue in fiscal year 1998 was 24 percent, which was consistent with the 23 percent ratio for fiscal year 1997.

     Sales and Marketing. Sales and marketing expense increased 39 percent to $91.1 million in fiscal year 1999 from $65.8 million in fiscal year 1998, and increased 26 percent in fiscal year 1998 from $53.2 million in fiscal year 1997. The increase during the three-year period was primarily due to the expansion of our global sales force, opening and supporting global sales offices, increased marketing expense to promote the QAD name and products and increased commission expense related to higher revenue.

     Research and Development. Research and development expense increased 65 percent to $48.3 million in fiscal year 1999 from $29.3 million in fiscal year 1998, and increased 15 percent in fiscal year 1998 from $25.4 million in fiscal year 1997. The increases were primarily due to enhancements to MFG/PRO software, including the ongoing migration of MFG/PRO software to object-oriented technology. In addition, the increases were due to increased staffing and associated support related to development of On/Q software, our supply chain management product.

     General and Administrative. General and administrative expense increased 31 percent to $25.4 million in fiscal year 1999 from $19.4 million in fiscal year 1998, and increased 22 percent in fiscal year 1998 from $15.9 million in fiscal year 1997. These increases were primarily the result of costs associated with the expansion of our administrative infrastructure to support the growing operations, as well as the amortization of intangible assets related to the fiscal year 1999 acquisitions.

     Restructuring Charge. In response to changes in manufacturing capital software spending patterns during fiscal 1999, we undertook a restructuring and re-alignment that would, among other things, more closely align costs with sales expectations. As part of the re-alignment, we reduced spending on research and development including the transfer of research and development personnel into revenue-generating positions within our QAD Global Service Organization. In all, we reduced our workforce (excluding staff added from the acquisitions) by approximately 15 percent, adjusted administration and marketing costs and narrowed our facilities expansion plans. We recorded a restructuring charge of $4.3 million for the fiscal year 1999. This charge included the costs associated with the consolidation of certain facilities ($3.3 million) and a reduction of approximately 230 positions across a broad cross-section of our operations ($1.0 million).

     Total Other (Income) Expense. Total other (income) expense was $(23,000), $(2,320,000) and $997,000 in fiscal years 1999, 1998 and 1997, respectively.
The decrease from fiscal year 1998 to 1999 was primarily the result of a $1.5 million write-down to adjust an equity investment to the current estimated fair market value, as well as a $940,000 change in foreign currency transaction and remeasurement (gains) and losses from ($879,000) in fiscal year 1998 to $61,000 in fiscal year 1999. The increase from fiscal year 1997 to 1998 was primarily the result of significantly reduced interest expense as the proceeds of our initial public offering were applied to the repayment and retirement of debt, and to interest income accruing from investment of the remaining proceeds in short-term investment-grade securities and money market instruments.

     Income Tax Expense. We recorded income tax expense of $1.1 million, $7.2 million and $723,000 in the years ended January 31, 1999, 1998 and 1997, respectively. Our effective income tax rates were (3) percent in the year ended January 31, 1999 and 42 percent in the years ended January 31, 1998 and 1997. QAD's effective income tax rate historically has benefited from the United States research and development tax credit and tax benefits generated from export sales made from the United States. We have available tax benefits associated with net operating loss carryforwards aggregating $14.9 million at January 31, 1999. See note 8 to the financial statements.

Liquidity and Capital Resources

     We have historically financed our operations and met our capital expenditures requirements through cash flows from operations, sales of equity securities and short-term borrowings. As of January 31, 1999, we had working capital and cash, cash equivalents and short-term cash investments of $20.7 million and $19.1 million, respectively as compared to $79.3 million and $70.1 million as of January 31, 1998. The declines were primarily due to the cash used in operations, capital expenditures and acquisition of businesses.

     Accounts receivable, net of allowance for doubtful accounts, increased to $95.3 million at January 31, 1999 from $75.7 million at January 31, 1998. Accounts receivable days' sales outstanding increased slightly to 131 days at January 31, 1999 from 126 days at January 31, 1998. We believe the days' sales outstanding are higher than desired and we are focusing on sales terms and collection processes to improve cash flows and working capital.

     Net cash provided by (used in) operating activities was ($21.1) million, $9.9 million and $7.4 million in the fiscal years 1999 and 1998 and 1997, respectively. Net cash used in investing activities was primarily related to the purchase of property and equipment and the fiscal year 1999 acquisition of businesses and aggregated $46.0 million, $16.8 million and $3.4 million in the fiscal years 1999 and 1998 and 1997, respectively. Net cash provided by (used in) financing activities was primarily related to proceeds from the fiscal year 1998 initial public offering, as well as proceeds and payment of borrowings and totaled $13.4 million, $76.8 million and $(4.5) million in fiscal years 1999 and 1998 and 1997, respectively. At January 31, 1999, we did not have any material commitments for capital expenditures.

     Subsequent to January 31, 1999, we entered into a secured credit agreement with The First National Bank of Chicago, which expires on April 18, 2002. The maximum amount that can be borrowed under this credit agreement is subject to terms of the borrowing base, up to a maximum of $30 million. This credit agreement can be terminated voluntarily by QAD. This credit agreement is secured by certain QAD assets. Borrowings under this credit agreement bear interest equal to the LIBOR rate plus 2.25 percent or ABR. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus 0.50 percent. We pay an annual commitment fee of 0.50 percent calculated on the average unused portion of the $30 million credit line.

     We believe that the cash on hand and net cash provided by operating activities, supplemented as necessary with borrowings available under our existing credit facility, will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs for the next 12 months.

Recent Accounting Pronouncements

     In 1998, the AICPA provided further guidance on recognizing revenue on software transactions by issuing SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." In fiscal year 2000, we will recognize software license revenue in accordance with SOP No. 97-2, as modified by SOP No. 98-9. We believe the adoption of SOP No. 98-9 will not have a material impact on our financial condition or results of operations.

     The AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for financial statements for fiscal years beginning after December 15, 1998. We have adopted this SOP with no material impact on our financial condition or results of operations.

     The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We adopted SFAS No. 131 for fiscal year 1999. Appropriate disclosures are presented in Note 11 to the financial statements.

Year 2000 Compliance

     Our business operations are significantly dependent upon the same proprietary software products we license to customers. Our management believes it has successfully addressed Y2K readiness in our proprietary software products and does not anticipate any business interruptions associated with these applications. To ensure that we have adequately addressed exposures related to the Y2K and we are Y2K ready, we have established a Y2K program that includes business partners and other third-party relationships. We define systems as "Y2K ready" if they are either "Y2K compliant" or otherwise will operate without any substantial decrease in performance as a result of processing date data into the next century. "Y2K compliant" means the system must perform fault-free in the processing of date and date related data (including calculating, comparing and sequencing) by all software of components individually and in combination, upon installation. Fault-free performance includes the manipulation of this data with dates prior to, through and beyond January 1, 2000.

     Our Y2K program consists of these five phases:

  1) Assessment, which identifies the magnitude of Y2K exposure, a process that includes estimating the business risk of not becoming Y2K compliant, determining our potential areas for Y2K exposure, and developing an internal definition of compliance;
  2) Planning, which details corporate planning efforts, including inventorying and analyzing our systems for Y2K impact and developing contingency plans for systems that pose unusual compliance issues;
  3) Resources, which ensures that funds and resources are sufficient, given the magnitude of the Y2K plan. This is facilitated by obtaining funds through internal mechanisms and assessing staff capacity for remediation and testing;
  4) Technology, which executes the work needed to repair or retire existing systems through a process which includes programming, code testing, user testing data conversion and program implementation; and
  5) Reporting, which includes providing status of program activities to business and regulatory bodies.

     We have completed the first three phases and are near completion of our fourth phase in addressing the readiness of our information technology (IT) systems, excluding our proprietary software products which QAD believes to be generally Y2K compliant currently. We are in the "Resources" phase with regard to our state of readiness for areas classified as non-IT systems. We are almost complete with the fourth phase, which encompasses "Technology" for third-party products that constitute material relationships. We expect to have substantially completed all five phases by October 31, 1999.

     As of January 31, 1999, the direct costs incurred to remediate Y2K issues were not material. Cost directly attributed to our overall Y2K program is estimated to be approximately $1.8 million.

     Significant uncertainty exists in the software industry concerning the potential effects associated with Y2K readiness. Although we currently offer software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that our software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Y2K issues. It is uncertain whether, or to what extent, this type of litigation may affect us. Additionally, third-party software, computer and other equipment used internally may materially impact us if it is not Y2K compliant. Our operations may be at risk if our suppliers and other third parties fail to adequately address the problem or if software conversions result in system incompatibilities. This issue could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. To the extent that either QAD or a third-party vendor or service provider on which we rely does not achieve Y2K readiness, we may be adversely impacted. As part of the five-phase process outlined above, we are developing specific contingency plans in connection with the assessment and resolution of the risks identified. We have established certain IT contingency plans, and we are continuing to develop additional plans regarding each specific area of risk associated with this issue as part of our Y2K program. We also hold insurance coverage for errors and omissions, which includes coverage for customer claims associated with Y2K issues.

International Operations

     We have reassessed and we continue to closely monitor our international business risks due to the recent economic conditions in the Asian, Yugoslavian and Russian markets. Although we do not anticipate that these conditions will materially impact our business, there can be no assurance that the current economic conditions in such markets will not worsen or that the situation will not negatively impact us.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

Historical Fluctuations in Quarterly Results and Potential Future Significant Fluctuations

     Our quarterly revenue, expenses and operating results have varied significantly in the past, and we anticipate that such fluctuations will continue in the future as a result of a number of factors, many of which are outside our control. The factors affecting these fluctuations include demand for our products and services, the size, timing and structure of significant licenses by customers, market acceptance of new or enhanced versions of our software products and products that operate with our products, the publication of opinions about QAD, our products and technology by industry analysts, the entry of new competitors and technological advances by competitors, delays in localizing our products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in our pricing policies or those of our competitors, customer order deferrals in anticipation of product enhancements or new product offerings by us or those of our competitors, the timing of the release of new or enhanced versions of our software products and products that operate with our products, changes in the method of product distribution (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by us, customer cancellation of major planned software development programs.

     A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales. We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of a customer's capital resources. Therefore, a downturn in any potential customer's business could result in order cancellations, which could have a significant adverse impact on our revenue and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for QAD products.

     We have also historically recognized a substantial portion of our revenue from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until late in, or at the end of, a particular quarter. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have a material adverse effect on our quarterly operating results. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. We have also historically operated with little backlog because orders are generally shipped as they are received. As a result, revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter and on sales by our distributors and other resellers. Sales derived through indirect channels are harder to predict and may have lower profit margins than direct sales.

     Our expense levels are relatively fixed and are based, in significant part, on expectations of future revenue. Consequently, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of total revenue, and operating results would be immediately and adversely affected and losses could occur.

     In fiscal year 1999, we implemented various changes designed to mitigate the quarterly fluctuations in our operating results. These changes included the hiring of additional financial personnel, including a new Chief Financial Officer, a Vice President - Corporate Controller, and Vice President - Tax and Treasury, the changing of our planning systems to incorporate quarterly performance goals and quarterly forecasting procedures and inclusion of quarterly financial incentives into our sales compensation structure. In addition, as the percentage of revenue derived from maintenance and services increases and the less predictable license fees become a smaller proportion, these quarterly fluctuations should diminish.

     There can be no assurance that these changes will alleviate the quarterly or other fluctuations in our financial results. Moreover, although our revenue has generally increased in recent periods, there can be no assurance that our revenue will grow in future periods, at past rates or at all, or that we will be profitable on a quarterly or annual basis. We have in the past experienced and may in the future experience quarterly losses.

     In future periods, our operating results may be below the expectations of stock market analysts and investors. If this occurs, the price of our common stock could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Associated with Sales Cycle

     Because the license of our products generally involves a significant commitment of capital (which ranges from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of QAD products is generally lengthy (with a typical duration of four to 15 months), varies from customer to customer and is subject to a number of significant risks over which we have little or no control. These risks include customers' budgetary constraints, timing of budget cycle, concerns about the introduction of new products by QAD or our competitors and general economic downturns which can result in delays or cancellations of information systems investments. Due in part to the strategic nature of our products, potential customers are typically cautious in making product acquisition decisions. The decision to license QAD products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of QAD products, and we must frequently commit substantial presales support resources. We have historically relied on third-parties for implementation and systems support services, which in the past caused sales cycles to be lengthened and may have resulted in the loss of sales. Since the launch of QAD Global Services in late 1998, we no longer rely exclusively on third-parties for implementation and systems integration services, which should significantly mitigate these risks. However, uncertain outcome of our sales efforts and the length of our sales cycles could result in substantial fluctuations in operating results. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on our quarterly operating results. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

Product Mix

     We have historically derived substantially all of our revenue from the licensing and maintenance of MFG/PRO software and third-party software. In the fiscal years 1998 and

1999, this revenue equaled approximately 91 percent and 89 percent, respectively, of our total revenue. As a result of our acquisition of distributors in fiscal 1999, as well as the launch in the latter part of 1998 of QAD Global Services, we expect that revenue from services will increase from approximately six percent of revenue to 20 to 25 percent of total revenue. In addition, if we are successful in releasing the remainder of our planned On/Q software components, we anticipate that the demand for service revenue will increase accordingly.

Dependence on Third-Party Products

     Our MFG/PRO software is written in a programming language that is proprietary to Progress Software. We have entered into a license agreement with Progress that provides us and each of our subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop, market, distribute and license QAD software products. The Progress agreement also provides for continued software support from Progress through June 2002 without charge to QAD. Progress may only terminate the Progress agreement upon adjudication of QAD as bankrupt, our liquidation or other similar event, or if we have ceased business operations in full. Under a separate value-added reseller agreement we have the right to distribute Progress software products. Other than for a material breach by us, the VAR agreement may not be terminated on less than 12 months notice by Progress.

     Our success is dependent upon Progress continuing to develop, support and enhance this programming language, our tool set and database, as well as the continued market acceptance of Progress as a standard database program. We have in the past and may in the future experience product release delays because of delays in the release of Progress products or product enhancements. Any delays of this sort could have a material adverse effect on us. The increased market acceptance of programming languages other than Progress in our market or our inability to adapt our software to such other languages could have a material adverse effect on us.

     MFG/PRO software employs Progress programming interfaces, which allow MFG/PRO software to operate with Oracle database software. However, our software programs do not run within programming environments other than Progress and our customers must acquire rights to Progress software in order to use MFG/PRO software.

     Our On/Q software products, which include the available APS products and Outbound Logistics, which is currently under development, are not dependent upon Progress technology but are dependent on Enterprise Engines Inc.'s technology. See "Supply Chain Solution Under Development and Underlying Technology."

     We also maintain a number of development and product alliances with other third parties. These alliances include software developed to be sold in conjunction with QAD software products, technology developed to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software but interoperate directly with QAD software through application program interfaces. We generally enter into joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. Each of our partner agreements and third-party development or re-seller agreements contain strict confidentiality and non-disclosure provisions for the service provider, end user and third-party developer and our third-party development agreements contain restrictions on the use of QAD technology outside of the development process. Any failure to establish or maintain successful relationships with such third-party software providers or such third party installation, implementation and development partners or to failure of such third party software providers to develop and support their software could have a material adverse effect on us.

Rapid Technological Change

     The market for our software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. For example, increasing commercial use of the Internet may give rise to new customer requirements and new industry standards. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we believe our future success will depend on our ability to convert our products to object-oriented technology as well as our ability to develop products that will operate across the Internet. There can be no assurance that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others, or that our products will achieve market acceptance. Any failure to successfully develop and market product enhancements or new products could have a material adverse effect on us.

     While we generally take steps to avoid interruptions of sales due to the pending availability of new products, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced QAD software, which could have a material adverse effect on us. The actual or anticipated introduction of new products, technologies and industry standards can also render existing products obsolete or unmarketable or result in delays in the purchase of such products. As a result, the life cycles of QAD software products are difficult to estimate. We must respond to developments rapidly and incur substantial product development expenses. Any failure to anticipate or respond adequately to technology developments or customer requirements, or any significant delays in introduction of new products, could result in a loss of revenue. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with such new releases, could materially and adversely affect us. See "Business-Products" and "Third-Party Implementation Providers."

Supply Chain Solutions Under Development and Underlying Technology

     A significant element of our strategy is our development of On/Q software, a series of new products targeted at the supply chain management needs of manufacturing companies. Over the past three fiscal years, we have devoted substantial resources to developing our On/Q software and working with third parties to develop software components which may be included as part of or encapsulated within On/Q software. Our first On/Q software product, APS, was released in September 1998. We have not performed preliminary tests on our follow on product, Outbound Logistics, nor have we completed development or commenced beta testing of Outbound Logistics. Therefore, there can be no assurance that Outbound Logistics or any other of our planned On/Q software products developed by us or third parties will achieve the performance standards required for commercialization or that these products will achieve market acceptance or be profitable. If Outbound Logistics or our other planned supply chain management software products do not achieve such performance standards or do not achieve market acceptance, we would be materially and adversely affected.

     We are currently working jointly with Enterprise Engines, Inc. of San Mateo, California, to develop On/Q Outbound Logistics. On/Q Outbound Logistics is being designed and built using the object-oriented technology of Sun Microsystems - Enterprise Java Beans. On/Q depends on the commercial success of platforms that support Enterprise Java Beans in Application Server environments such as the Gemstone/J Application Server supplied by Gemstone of Beaverton, Oregon. Similar to the way our MFG/PRO software is dependent upon Progress language and database technology, our new On/Q software is dependent on Java, Enterprise Java Beans, Gemstone, and technology supplied by EEI. See "Factors That May Affect Future Results and Market Price of Stock-Reliance on and Need to Develop Additional Relationships with Third Parties."

     Object-oriented applications, such as On/Q Outbound Logistics, are characterized by technology development style and programming languages that differ from those used in traditional software applications, including the current version of MFG/PRO software. We believe that the flexibility inherent in object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management information technology strategies of customers in our targeted industry segments. There can be no assurance that we will be successful in developing our new supply chain management software on a timely basis, if at all, or that if developed this software will achieve market acceptance.

Market Concentration

     We have made a strategic decision to concentrate our sales and marketing in four primary vertical industry segments: automotive, consumer products, electronics/industrial, and medical. An important element of our strategy is to achieve technological and market leadership recognition for our software products in these segments. The failure of QAD's products to achieve or maintain substantial market acceptance for our software products in one or more of these segments could have a material adverse effect on our product and business strategy in that segment and on our business, operating results and financial condition. If any of the industry segments we target experiences a material downturn in expansion or in prospects for future growth, that downturn would similarly adversely affect the demand for our products and our business. See "Business-Sales and Marketing."

Dependence Upon Key Personnel

     Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Founder, Chairman of the Board and President Pamela M. Lopker, and Chief Executive Officer Karl F. Lopker, neither of whom is bound by an employment agreement. Pamela and Karl Lopker are married to each other and jointly own approximately 63 percent of QAD's outstanding common stock. The loss of one or more of these or other key individuals could have a material adverse effect on QAD. We do not currently have key individual insurance. See "Business-Executive Officers of the Registrant."

Dependence Upon Development and Maintenance of Sales and Marketing Channels

     We sell and support our products through direct and indirect sales organizations throughout the world. We have made significant expenditures in recent years in the expansion of our sales and marketing force, primarily outside the United States, and we plan to continue to expand our sales and marketing force. Our future success will depend in part upon the productivity of our sales and marketing force and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry is intense. There can be no assurance that we will be successful in hiring such personnel in accordance with our plans. Neither can there be assurance that our recent and other planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, there can be no assurance that our sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. If we were unable to develop and manage our sales and marketing force expansion effectively, QAD's business, operating results and financial condition would be materially adversely affected.

     Our indirect sales channel consists of approximately 30 distributors worldwide. We do not grant exclusive distribution rights to any of our distributors. Our distributors primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization. We will need to maintain and expand our relationships with our existing distributors and enter into relationships with additional distributors in order to expand the distribution of our products. There can be no assurance that current or future distributors will provide the level and quality of expertise and service required to successfully license QAD software products, that we will be able to maintain effective, long-term relationships with distributors, or that selected distributors will continue to meet our sales needs. Further, there can be no assurance that these distributors will not market software products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products. This may become more likely as we compete with some of our distributors through our own acquisition of distributors. Any failure to maintain successfully our existing distributor relationships or to establish new relationships in the future would have a material adverse effect on us. In addition, if any of our distributors exclusively adopts a product other than QAD software products, or if any distributor materially reduces its sales efforts relating to QAD software products or materially increases such support for competitive products, we could be materially and adversely affected. See "Business-Sales and Marketing."

Reliance on and Need to Develop Additional Relationships with Third Parties

     We have established strategic relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and the implementation of our products. We are aware that these third-party providers do not provide systems integration services exclusively for our products and in many instances such firms have similar, and often more established, relationships with our principal competitors. We expect to continue to utilize third-party system integrators.

     Beginning in the fourth quarter of fiscal 1999, we created QAD Global Services to offer implementation and integration services to our customers. We have designed our service organization so that we can subcontract our services to partners for specific technical needs and also subcontract services from our partners to meet our capacity requirements. We believe this method allows for additional flexibility in ensuring our customer's needs for implementation and installation services are met. These relationships also assist us in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide us with technical assistance for our product development efforts.

     Organizations providing consulting and systems integration and implementation services in connection with QAD software products include Arthur Andersen, Deloitte & Touche, Ernst & Young, Origin Technology, Sligos and STCS Systems. In most cases distributors also will deliver consulting and systems integration services. These and other third parties may not provide the level and quality of service required to meet the needs of our customers, we may not be able to maintain an effective, long-term relationship with these third parties, or these third parties may not continue to meet the needs of our customers. Further, there can be no assurance that these third-party implementation providers, many of which have significantly greater financial, technical, personnel and marketing resources than QAD, will not market software products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to maintain our existing relationships or to establish new relationships in the future, or the failure of these third parties to meet the needs of our customers, could have a material adverse effect on us. In addition, if these third parties exclusively adopt a product or technology other than QAD software products or technology, or if these third parties materially reduce their support of QAD software products and technology or materially increase such support for competitive products or technology, we could be materially and adversely affected.

     We typically enter into separate agreements with each of our installation and implementation partners that provide these partners with the non-exclusive right to promote and market QAD software products, and to provide training, installation, implementation and other services for QAD software products, within a defined territory for a specified period of time (generally two years). Our installation and implementation partners generally do not receive fees for the sale of QAD software products unless they participate actively in a sale as a sales agent. However, they generally are permitted to set their own rates for their installation and implementation services, and we typically do not collect a royalty or percentage fee from these partners on services performed. We also enter into similar agreements with our distribution partners that grant these partners the non-exclusive right, within a specified territory, to market, license, deliver and support QAD software products. In exchange for these distributors' services, We grant a discount to the distributor for the license of our software products.

     We also rely on third parties for the development or interoperation of key components of our software so those users of QAD software products will obtain the functionality demanded. These research and product alliances develop software to be sold in conjunction with QAD software products, technology to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software products but interoperate directly with QAD software through application program interfaces. We generally enter into reseller or joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. Each of our partner agreements and third-party development agreements contain strict confidentiality and non-disclosure provisions for the service provider, end user and third-party developer and our third-party development agreements contain restrictions on the use of our technology outside of the development process. Any failure to establish or maintain successful relationships with these third-party software providers or these third-party installation, implementation and development partners or the failure of these third-party software providers to develop and support their software could have a material adverse effect on us. See "Business-Sales and Marketing," "Third-Party Implementation Providers" and "Proprietary Rights and Licensing."

Risks Associated With International Operations

     We derived approximately 42 percent, 39 percent and 48 percent of our total revenue from sales outside the United States in the fiscal years 1997, 1998 and 1999, respectively. Of our more than 4,000 licensed sites in more than 80 countries as of January 31, 1999, over 70 percent are outside the United States.

     To date, our revenue from international operations has primarily been denominated in United States dollars. We generally price our products in United States dollars and over 90 percent of our sales in the fiscal years 1997, 1998 and 1999, were denominated in United States dollars, with the remainder in approximately ten different currencies. We expect that a growing percentage of our business will be conducted in currencies other than the United States dollar. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the other currencies in which we generate revenue could materially adversely affect us. While we may in the future change our pricing practices, an increase in the value of the United States dollar relative to foreign currencies could make QAD software products more expensive and, therefore, less competitive in other markets. Fluctuations in currencies relative to the United States dollar will affect period-to-period comparisons of our reported results of operations. In the fiscal years 1997, 1998 and 1999, foreign currency transaction (gains) and losses totaled $(407,000), $(879,000) and $61,000, respectively. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future as we deem appropriate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Control by Principal Stockholders

     As of January 31, 1999, Pamela and Karl Lopker jointly beneficially own approximately 63 percent of QAD's outstanding common stock. Current directors and executive officers as a group own approximately 66 percent of the common stock. The Lopkers currently constitute two of the five directors and therefore have significant influence in directing the actions of the Board of Directors.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors is incorporated by reference to the section entitled "Election of Directors" appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the Commission, within 120 days after the end of our fiscal year 1999. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions are incorporated by reference to the information set forth under the caption "Certain Transactions" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 1999.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS

      The following financial statements are filed as a part of this Annual Report on Form 10-K:


                                   QAD Inc.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                            Page
                                                                                                                           ------
Independent Auditors' Report.............................................................................................    F-1
Consolidated Balance Sheets as of January 31, 1998 and 1999..............................................................    F-2
Consolidated Statements of Operations for the years ended January 31, 1997, 1998
   and 1999..............................................................................................................    F-3
Consolidated Statement of Stockholders' Equity for the years ended January 31, 1997,
   1998 and 1999.........................................................................................................    F-4
Consolidated Statements of Cash Flows for the years ended January 31, 1997,
   1998 and 1999.........................................................................................................    F-5
Notes to Consolidated Financial Statements...............................................................................    F-6

(A) 2.  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this Annual Report on Form 10-K report:

                                                                                                                            Page
                                                                                                                           ------
     II.  Valuation and Qualifying Accounts..............................................................................    S-1


     All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(A)  3.  EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. QAD shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBIT
NUMBER    EXHIBIT TITLE
------    -------------

3.1       Certificate of Incorporation of the Registrant, filed with the Delaware
            Secretary of State on May 15, 1997*
3.2       Certificate of Amendment of Certificate of Incorporation of the
            Registrant, filed with the Delaware Secretary of State on June 19,
            1997*
3.9       Bylaws of the Registrant*
4.1       Specimen Stock Certificate*
10.1      QAD Inc. 1994 Stock Ownership Program*
10.2      QAD Inc. 1997 Stock Incentive Program*
10.3      Form of Indemnification Agreement with Directors and Executive
            Officers*
10.4      Loan and Security Agreement between Greyrock Business Credit, a
            Division of Nations Credit Commercial Corporation ("GBC") and the
            Registrant dated July 3, 1996*
10.5      Schedule to Loan Agreement between GBC and the Registrant dated July 3,
            1996*

10.6     Letter Agreement between the Registrant and GBC dated July 3, 1996*
10.7     Letter Agreement between the Registrant and GBC dated July 5, 1996*
10.8     Letter Agreement between the Registrant and GBC dated July 5, 1996*
10.9     Secured Promissory Note in the original principal amount of $4,000,000 made by the Registrant to the order of GBC dated July 3, 1996*
10.10    Trademark Security Agreement between GBC and the Registrant dated July
           3, 1996*
10.11    Security Agreement in Copyrighted Works executed by the Registrant in favor of GBC dated July 3, 1996*
10.12    Deed of Trust with respect to real property located in Santa Barbara
           County, California executed by the Registrant in favor of GBC dated
           July 3, 1996*
10.14    Master License Agreement between the Registrant and Progress Software
           Corporation dated June 30, 1995*+
10.15    Lease Agreement between the Registrant and Matco Enterprises, Inc. for
           Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria,
           California dated November 30, 1992*
10.16    First Amendment to Office Lease between the Registrant and Matco
           Enterprises, Inc. for Suites C and H located at 5464 Carpinteria
           Ave., Carpinteria, California dated September 9, 1993*
10.17    Second Amendment to Office Lease between the Registrant and Matco
           Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave.,
           Carpinteria, California dated January 14, 1994*
10.18    Third Amendment to Office Lease between the Registrant and Matco
           Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave.,
           Carpinteria, California dated January 14, 1994*
10.19    Fourth Amendment to Office Lease between the Registrant and Matco
           Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave.,
           Carpinteria, California dated February 15, 1994*
10.20    Fifth Amendment to Office Lease between the Registrant and Matco
           Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Ave.,
           Carpinteria, California dated September 12, 1994*
10.21    Sixth Amendment to Office Lease between the Registrant and Matco
           Enterprises, Inc. for Suites A, B, D, F and H, and Room A located at
           5464 Carpinteria Ave., Carpinteria, California dated October 30, 1996*
10.22    Lease Agreement between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for Suites 3 through 8 located at
           6430 Via Real, Carpinteria, California dated November 30, 1993*
10.23    Addendum to Lease between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for Suites 3 through 8 located at
           6430 Via Real, Carpinteria, California dated November 30, 1993*
10.24    Lease Agreement between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for 6450 Via Real, Carpinteria,
           California dated November 30, 1993*
10.25    Addendum to Lease between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for 6450 Via Real, Carpinteria,
           California dated November 30, 1993*
10.26    Lease Agreement between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for Suites 1 through 5 located at
           6460 Via Real, Carpinteria, California dated November 30, 1993*
10.27    Addendum to Lease between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for Suites 1 through 5 located at
           6460 Via Real, Carpinteria, California dated November 30, 1993*
10.28    Lease Agreement between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for Suites 7 and 8 located at 6440
           Via Real, Carpinteria, California dated September 8, 1995*
10.29    Addendum to Lease between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for Suites 7 and 8 located at 6440
           Via Real, Carpinteria, California dated September 8, 1995*
10.30    Lease Agreement between the Registrant and William D. and Edna J.
           Wright dba South Coast Business Park for Suites 9 and 10 located at
           6440 Via Real, Carpinteria, California dated September 8, 1995*


10.31     Addendum to Lease between the Registrant and William D. and Edna J.
            Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995*
10.32     Lease Agreement between the Registrant and William D. and Edna J.
            Wright dba South Coast Business Park for Suites 1 and 2 located at 6430 Via Real, Carpinteria, California dated September 8, 1995*
10.33     Addendum to Lease between the Registrant and William D. and Edna J.
            Wright dba South Coast Business Park for Suites 1 and 2 located at 6430 Via Real, Carpinteria, California dated September 8, 1995*
10.34     Lease Agreement between the Registrant and William D. and Edna J.
            Wright dba South Coast Business Park for Suites 1 through 7 and 10 located at 6420 Via Real, Carpinteria, California dated January 27, 1997*
10.35     Addendum to Lease between the Registrant and William D. and Edna J.
            Wright dba South Coast Business Park for Suites 1 through 7 and 10 located at 6420 Via Real, Carpinteria, California dated January 27, 1997*
10.36     Multi-Tenant Office Lease Agreement between the Registrant and EDB
            Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993*
10.37     Amendment to Multi-Tenant Office Lease Agreement between the
            Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated April 26, 1994*
10.38     Second Amendment to Multi-Tenant Lease Agreement between the
            Registrant and EDB Property Partners, LP III, dated May 30, 1995*
10.39     Third Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners L.P. I dated November 30, 1995*
10.40     Agreement and Plan of Merger between QAD California and the Registrant dated July 8, 1997*
10.41     Credit Agreement dated as of August 4, 1997 between the Registrant and
            Bank of America National Trust and Savings Association*
10.42     Standard Industrial Commercial Multi-Tenant Lease--Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp.*
10.43     Value Added Reseller Agreement dated as of April 13, 1998 between the
            Registrant and Paragon Management Systems, Inc.
10.44     Lease Agreement between the Registrant and Goodaston Limited for Unit
            1 Phase 8 Business Park, The Waterfront Merry Hill, West Midlands dated April 30, 1996
21.1      Subsidiaries of the Registrant*
23.1      Consent of KPMG LLP and opinion on Schedule II
27.1      Financial Data Schedule
________________________
(*) Incorporated by reference to the Registrant's Registration Statement in Form S-1 (Commission File No. 333-28441).
(+) Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

(B)   REPORTS ON FORM 8-K

      On November 17, 1998 QAD filed a current report on Form 8-K under Item 2 relating to the Registrant's acquisition of certain assets of TRW Integrated Supply Chain Solutions. No financial statements were required. The acquisition agreement was filed as an Exhibit to the Form 8-K.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended January 31, 1999. These consolidated financial statements are the responsibility of QAD's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 1999 in conformity with generally accepted accounting principles.

                                    KPMG LLP

Los Angeles, California
March 5, 1999, except for
Note 7 which is
as of April 26, 1999

                                    QAD Inc.
                          Consolidated Balance Sheets
                        As of January 31, 1998 and 1999
                  (in thousands, except for number of shares)



                                                                                           1998              1999
                                                                                      --------------      ------------
Assets
Current assets:
  Cash and equivalents.............................................................         $ 70,082          $ 16,078
  Short-term cash investments......................................................                -             3,000
  Accounts receivable, net.........................................................           75,683            95,344
  Other current assets.............................................................           10,442            19,680
                                                                                      --------------      ------------
    Total current assets...........................................................          156,207           134,102

Property and equipment, net........................................................           25,717            36,835

Capitalized software development costs, net........................................            2,416             8,646
Other assets, net..................................................................            6,166            20,472
                                                                                      --------------      ------------
   Total assets....................................................................         $190,506          $200,055
                                                                                      ==============      ============
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable and capital lease obligations,.....................................         $    143          $  7,166
  Accounts payable.................................................................           15,060            16,314
  Accrued expenses.................................................................           18,110            29,933
  Deferred revenue and deposits....................................................           43,636            59,946
                                                                                      --------------      ------------
   Total current liabilities.......................................................           76,949           113,359
  Notes payable and capital lease obligations, less current portion................               39             6,526
  Other deferred liabilities.......................................................            1,132               581
  Minority interest................................................................               11               160
Stockholders' equity:
  Preferred stock, $0.001 par value.  Authorized 5,000,000 shares; none issued and                 -                 -
   outstanding.....................................................................
  Common stock, $0.001 par value.  Authorized 150,000,000 shares; issued and                      29                30
   outstanding 29,096,269 shares and 29,703,500 shares at January 31, 1998 and
   1999, respectively..............................................................
  Additional Paid-in-Capital.......................................................           97,209            99,566
  Retained earnings (accumulated deficit)..........................................           17,395           (18,526)
  Receivable from stockholders.....................................................             (397)              (54)
  Unearned compensation-restricted stock...........................................           (1,510)             (970)
  Accumulated other comprehensive loss.............................................             (351)             (617)
                                                                                      --------------      ------------
   Total stockholders' equity......................................................          112,375            79,429
                                                                                      --------------      ------------
      Total liabilities and stockholders' equity...................................         $190,506          $200,055
                                                                                      ==============      ============

See accompanying notes to consolidated financial statements.

                                    QAD Inc.
                     Consolidated Statements of Operations
              For the years ended January 31, 1997, 1998 and 1999
                     (in thousands, except per share data)


                                                                     1997                  1998                 1999
                                                               -------------        --------------        -------------
Revenue:
  License fees..............................................        $ 85,753              $113,447             $105,928
  Maintenance and other.....................................          40,691                57,323               87,416
                                                               -------------        --------------        -------------
    Total revenue...........................................         126,444               170,770              193,344
Cost and expenses:
  Cost of revenue...........................................          29,158                41,551               59,015
  Sales and marketing.......................................          53,194                65,785               91,128
  Research and development..................................          25,434                29,317               48,332
  General and administrative................................          15,938                19,422               25,361
  Restructuring charge......................................               -                     -                4,314
                                                               -------------        --------------        -------------
    Total cost and expenses.................................         123,724               156,075              228,150
                                                               -------------        --------------        -------------

Operating income (loss).....................................           2,720                14,695              (34,806)

Other (income) expense:
  Interest income...........................................             (49)               (1,785)              (2,152)
  Interest expense..........................................           1,654                 1,064                  602
  Other (income) expense....................................            (608)               (1,599)               1,527
                                                               -------------        --------------        -------------
    Total other (income) expense............................             997                (2,320)                 (23)
                                                               -------------        --------------        -------------

Income (loss) before income taxes...........................           1,723                17,015              (34,783)
Income tax expense..........................................             723                 7,159                1,138
                                                               -------------        --------------        -------------

Net income (loss)...........................................        $  1,000              $  9,856             $(35,921)
                                                               =============        ==============        =============

Basic net income (loss) per share...........................           $0.05                 $0.38               $(1.22)

Diluted net income (loss) per share.........................           $0.04                 $0.38               $(1.22)


 See accompanying notes to consolidated financial statements.

                                    QAD Inc.
                 Consolidated Statement of Stockholders' Equity
              For the years ended January 31, 1997, 1998 and 1999
                  (in thousands, except for number of shares)




                                      Common Stock                                               Accumulated
                                     and Additional        Retained   Receivable                    Other
                                     Paid-in-Capital       Earnings     from    Restricted Stock Comprehensive  Total  Comprehensive
                                    -------------------  (Accumulated   Stock   ----------------   Income   Stockholders'  Income
                                    Shares       Amount    Deficit)    holders   Shares   Amount   (Loss)      Equity      (Loss)
                                    --------------------------------------------------------------------------------------------
Balance, January 31, 1996            20,978,754   $ 2,223   $  6,539    (151)         -    $     -    $ 412   $  9,023         -

Comprehensive Income:
  Net Income                                                   1,000                                             1,000  $  1,000
  Translation Adjustments                                                                              (763)      (763)     (763)
                                                                                                                      ----------
    Total Comprehensive Income                                                                                          $    237
                                                                                                                      ==========
Common Stock Issued:
  Under stock purchase plan             793,438     1,411          -       -          -          -        -      1,411
  Under stock options                   105,000       185          -       -          -          -        -        185
  Under performance awards              108,062       256          -       -          -          -        -        256
  Under restricted stock awards         559,066     2,584          -       -   (559,066)    (2,584)       -          -
  Common stock earned under                   -         -          -       -    149,954        455        -        455
   restricted stock awards
  Common stock repurchases             (325,748)     (717)         -       -          -          -        -       (717)
  Receivable from stockholders                -         -                (46)         -          -        -        (46)
                                     ---------------------------------------------------------------------------------
Balance January 31, 1997             22,218,572     5,942      7,539    (197)  (409,112)    (2,129)    (351)    10,804

Comprehensive Income:
  Net Income                                                   9,856                                             9,856  $  9,856
  Translation Adjustments                                                                                 -          -         -
                                                                                                                      ----------
    Total Comprehensive Income                                                                                          $  9,856
                                                                                                                      ==========
Common Stock Issued:
  Under initial public offering       6,612,500    90,516          -       -          -          -        -     90,516
    (net of  offer costs)
  Under stock purchase plan and         251,129     2,413          -       -          -          -        -      2,413
    incentive plan
  Under stock options                   299,000       709          -       -          -          -        -        709
  Under performance awards               50,060       431          -       -          -          -        -        431
  Under restricted stock awards          20,400       194          -       -    (20,400)      (194)       -          -
  Common stock earned under               1,536         -          -       -    208,296        663        -        663
    restricted stock awards
  Tax benefit associated with                 -       523          -       -          -          -        -        523
    stock option  exercise
  Common stock repurchases             (334,528)   (3,340)         -       -          -          -        -     (3,340)
  Restricted stock awards cancelled     (22,400)     (150)         -       -     22,400        150        -          -
  Receivable from stockholders                -         -          -    (200)         -          -        -       (200)
                                     ---------------------------------------------------------------------------------
Balance January 31, 1998             29,096,269    97,238     17,395    (397)  (198,816)    (1,510)    (351)   112,375

Comprehensive Income:
  Net Loss                                                   (35,921)                                          (35,921) $(35,921)
  Translation Adjustments                                                                              (266)      (266)     (266)
                                                                                                                      ----------
   Total Comprehensive Loss                                                                                             $(36,187)
                                                                                                                      ==========
Common Stock Issued:
  Under stock purchase plan             372,153     1,804          -       -          -          -        -      1,804
    and incentive   plan
  Under stock options                   282,050        38          -       -          -          -        -         38
  Under restricted stock awards               -       305          -       -          -       (305)       -          -
  Common stock earned under               7,267         -          -       -     62,382        447        -        447
    restricted stock awards
  Tax benefit associated with                 -     1,553          -       -          -          -        -      1,553
   stock option  exercise
  Common stock repurchases               (5,739)     (944)         -       -          -          -        -       (944)
   Restricted stock awards cancelled    (48,500)     (398)         -       -     48,500        398        -          -
  Receivable from stockholders                -         -          -     343          -          -                 343
                                     ---------------------------------------------------------------------------------
Balance January 31, 1999             29,703,500   $99,596   $(18,526)  $ (54)   (87,934)   $  (970)   $(617)  $ 79,429
                                     =================================================================================

See accompanying notes to consolidated financial statements.

                                    QAD Inc.
                     Consolidated Statements of Cash Flows
              For the years ended January 31, 1997, 1998 and 1999
                                 (in thousands)


                                                                                                1997           1998         1999
                                                                                        ------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                                            $  1,000       $  9,856     $(35,921)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                  5,345          6,921       11,055
  Provision for doubtful accounts and sales returns                                              3,432          4,370        3,627
  Loss on disposal of equipment                                                                     25             82          698
  Asset write-off                                                                                    -              -        3,060
  Minority interest                                                                                (16)           (79)         (45)
  Compensation expense under stock awards                                                        1,044          1,361          320
 Changes in assets and liabilities, net of effects from acquisitions:
  Accounts receivable                                                                          (14,941)       (33,508)      (8,420)
  Other assets                                                                                  (3,307)        (2,534)     (13,309)
  Accounts payable                                                                               2,991          3,375        2,629
  Accrued expenses                                                                               4,137          5,577        4,739
  Deferred revenue and deposits                                                                  7,708         14,467       10,451
                                                                                        ------------------------------------------
     Net cash provided by (used in) operating activities                                         7,418          9,888      (21,116)

Cash flows from investing activities:
 Purchase of property and equipment                                                             (3,443)       (13,561)     (17,670)
 Acquisitions of businesses, net of cash acquired                                                    -              -      (25,176)
 Investment in equity securities                                                                     -         (3,000)           -
 Purchase of short-term cash investment                                                              -              -       (3,000)
 Other, net                                                                                         83           (209)        (179)
                                                                                        ------------------------------------------
      Net cash used in investing activities                                                     (3,360)       (16,770)     (46,025)

Cash flows from financing activities:
 Proceeds from notes payable and capital lease obligations                                      84,841          9,648       12,363
 Reduction of notes payable and capital lease obligations                                      (90,131)       (22,967)        (252)
 Proceeds from initial public offering                                                               -         90,516            -
 Issuance of common stock for cash                                                               1,596          3,122        1,842
 Repurchase of common stock                                                                       (717)        (3,340)        (944)
 Receivable from stockholders                                                                      (46)          (200)         343
                                                                                        ------------------------------------------
      Net cash provided by (used in) financing activities                                       (4,457)        76,779       13,352

Effect of exchange rates on cash and equivalents                                                  (763)          (116)        (215)
 Net increase (decrease) in cash and equivalents                                                (1,162)        69,781      (54,004)
 Cash and equivalents at beginning of period                                                     1,463            301       70,082
                                                                                        ------------------------------------------
 Cash and equivalents at end of period                                                        $    301       $ 70,082     $ 16,078
                                                                                        ==========================================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                                                 $  1,553       $    892     $    335
     Income taxes                                                                             $    707       $  1,179     $  4,390

Supplemental disclosure of non-cash investing and financing activities:

     During the fiscal years 1997, 1998 and 1999, we acquired property and equipment under capital lease obligations aggregating $97,000, $0 and $604,000, respectively.

     See accompanying notes to consolidated financial statements.

                                    QAD Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies


Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of QAD Inc. and our majority-owned subsidiaries. We also have various branch offices worldwide. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and geographic locations throughout the world. No single customer accounted for ten percent or more of revenue for fiscal 1997, 1998 or 1999 or of accounts receivable at January 31, 1998 or 1999.

Use of Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materially. Actual results could differ from those estimates.

Cash and Equivalents and Short-Term Cash Investments

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash investments include those investments with original maturities in excess of three months.

Revenue Recognition

     Our principal source of software license revenue is derived from licensing MFG/PRO software. Revenue from maintenance and other activities is generated from maintenance support services, training and consulting and is billed separately from license revenue. Revenue is recognized in accordance with Statement of Position, or SOP No. 97-2, "Software Revenue Recognition." Revenue from software license agreements, including licenses sold through distributors, is recognized at the time of shipment, net of any applicable distributor discount, provided there are no remaining significant obligations to be fulfilled by us and collectibility is probable. Where distributors have reproduction rights, the distributor recognizes revenue upon notification of shipment. Typically, our software licenses do not include significant vendor obligations. Where license contracts call for payment terms in excess of 12 months from date of shipment, revenue is recognized as payments become due. Maintenance revenue for ongoing customer support and product updates are recognized ratably over the term of the maintenance period, which is generally 12 months. Training and consulting revenue is recognized as the services are performed. Returns and allowances are estimated and provided for in the period of sale.

     In 1998, the American Institute of Certified Public Accountants, or AICPA, provided further guidance on recognizing revenue on software transactions by issuing SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." In fiscal year 2000, software license revenue will be recognized in accordance with SOP No. 97-2, as modified by SOP No. 98-9. We believe the adoption of SOP No. 98-9 will not have a material impact on our financial condition and result of operations.

Computer Software Costs

     Consistent with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards Board, we capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved. Capitalized development costs are amortized on a straight-line basis over three years and charged to cost of revenue. All other development costs are expensed to research and development as incurred.

Income Taxes

     We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of certain non-U.S. subsidiaries, which are or will be reinvested indefinitely in such operations.


Computation of Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                                Year Ended January 31,
                                                                                    ---------------------------------------------
                                                                                       1997             1998              1999
                                                                                    ---------------------------------------------
Net income (loss)                                                                   $     1,000      $     9,856      $   (35,921)
                                                                                    =============================================

Weighted average shares of common stock outstanding used in basic income             21,931,000       25,701,000       29,356,000
 (loss) per share calculation.  .  .  .  .  .  .  .

Weighted average shares of common stock equivalents issued using the                                                            -
 treasury stock method.  .  .  .  .  .  .  .  .  .  .  .  .  .                        1,083,000          582,000
                                                                                    ---------------------------------------------

Weighted average shares of common stock and common stock equivalents outstanding used in diluted income (loss) per share calculation.  .  .  .
                                                                                     23,014,000       26,283,000       29,356,000
                                                                                    =============================================

Basic net income (loss) per share                                                   $      0.05      $      0.38      $     (1.22)

Diluted net income (loss) per share                                                 $      0.04      $      0.38      $     (1.22)

     Common stock equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. There were no anti-dilutive common stock equivalent shares in fiscal year 1997 and 1998. Shares of common stock equivalents of approximately 1,172,000 for the fiscal year 1999 were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the fiscal year 1999, basic and diluted per share amounts are the same.

Foreign Currency Translation

     The financial position and results of operations of our foreign subsidiaries are generally determined using the U.S. dollar as the functional currency. Gains and losses resulting from foreign currency transactions and remeasurement adjustments for those foreign entities whose books of record are not maintained in the functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) and losses for the fiscal years 1997, 1998 and 1999 totaled $(407,000), $(879,000) and $61,000, respectively.

Fair Value of Financial Instruments

     The carrying amounts of cash and equivalents, short-term cash investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments.

     The carrying value of our obligations under capital leases and notes payable approximates fair value and was estimated by discounting the future cash flows at rates currently offered to us for similar capital leases and notes payable of comparable maturities by QAD's bankers.

Long-Lived Assets

     Property and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of the related asset. Asset lives range from three to 39 years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the life of the related improvements, whichever is shorter.

     Included in land and buildings is capitalized interest aggregating $329,000 as of January 31, 1998 and 1999.

     Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and is being amortized on a straight-line basis over periods of 10 to 15 years. Other intangible assets include employment agreements, contracts not to compete, customer contracts and trademarks, which are being amortized over their estimated useful lives of two to five years. Amortization expense for the fiscal years 1997, 1998 and 1999 was $94,000, $82,000 and $1,036,000, respectively.

     Long-lived assets and certain identifiable intangibles are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized, whenever the carrying amount of an asset may not be recovered.

Accounting for Stock Options

     Prior to January 1, 1996, we accounted for our stock option grants in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, we adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the year ended December 31, 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 12.)

Reclassifications

     Certain prior year balances have been reclassified to conform to current year presentation.

2.  Acquisitions

     During fiscal 1999, we acquired controlling interest in four businesses:

     - Distributor operations and assets of Computer Systems for Business International S.A., a distributor in Poland in September 1998.
     - Iris-Ifec Co., Ltd., a Thailand-based distributor and systems integrator in October 1998.
     - QAD Sistemas Integrados Casa de Software, S.A. de C.V. and QAD Sistemas Integrados Servicios de Consultoria, S.A. de C.V., ("Sistemas") a Mexico-based distributor in October 1998.
     - United Kingdom and Netherlands software distributor operations and assets of TRW Integrated Supply Chain Solutions in November 1998.

     The cost of the acquisitions totaled $25.8 million. The acquisitions were accounted for using the purchase method. Goodwill related to the acquisitions of $9.5 million is being amortized over periods of 10 to 15 years. Results of operations of each of the acquisitions have been included in our income statements since their respective dates of acquisition.

     Iris-Ifec and Sistemas have earn outs of up to $1.6 million and $2.0 million, respectively, which may be added to the purchase price over the next five years.

     The historical operations of the companies acquired are not material, individually, or in aggregate to our consolidated operations or financial position, and therefore, supplemental pro forma information has not been presented.

3.   Restructuring Charge

    In October 1998, we approved implementing a plan to restructure operations. Pursuant to the Plan, we recorded a restructuring charge of $4.3 million for the fiscal year 1999. This charge included the costs associated with the consolidation of certain facilities ($3.3 million) and an approximate reduction of 230 positions across a broad cross-section of QAD ($1.0 million). As of January 31, 1999, $2.6 million of the $4.3 million was paid and we expect to pay the remaining balance by January 31, 2003.

4.  Composition of Certain Financial Statement Captions

                                                                                          January 31,
                                                                                 -----------------------------
                                                                                      1998             1999
                                                                                  -----------      -----------
                                                                                         (in thousands)
Accounts receivable, net
  Accounts receivable.............................................................   $ 81,193         $103,368
      Less allowance for doubtful accounts.......................................      (5,510)          (8,024)
                                                                                  -----------      -----------
                                                                                     $ 75,683         $ 95,344
                                                                                  ===========      ===========

Other current assets
  Prepaid expenses................................................................   $  3,482         $  5,896
  Deferred income taxes...........................................................      1,858            3,772
  Other...........................................................................      5,102           10,012
                                                                                  -----------      -----------
                                                                                     $ 10,442         $ 19,680
                                                                                  ===========      ===========

Property and equipment, net
  Land and buildings..............................................................   $  9,082         $  8,208
  Automobiles.....................................................................        123              138
  Computer equipment and software.................................................     23,479           36,687
  Furniture and office equipment..................................................      7,654           12,948
  Leasehold improvements..........................................................      1,868            4,323
  Equipment under capital lease...................................................        353            1,879
                                                                                  -----------      -----------
                                                                                       42,559           64,183
      Less accumulated depreciation...............................................    (16,842)         (27,348)
                                                                                  -----------      -----------
                                                                                     $ 25,717         $ 36,835
                                                                                  ===========      ===========

Capitalized software development costs, net
  Capitalized software development costs..........................................   $  5,451         $ 12,533
      Less accumulated amortization...............................................     (3,035)          (3,887)
                                                                                  -----------      -----------
                                                                                     $  2,416         $  8,646
                                                                                  ===========      ===========

Other assets, net
  Goodwill........................................................................   $    444         $  9,929
  Other intangible assets.........................................................          -            7,840
      Less accumulated amortization...............................................       (227)          (1,263)
                                                                                  -----------      -----------
                                                                                          217           16,506
  Deferred income taxes...........................................................      2,180            1,073
  Other assets....................................................................      3,769            2,893
                                                                                  -----------      -----------
                                                                                     $  6,166         $ 20,472
                                                                                  ===========      ===========

Accrued expenses
  Accrued payroll.................................................................   $  9,268         $ 12,595
  Accrued other...................................................................      8,842           17,338
                                                                                  -----------      -----------
                                                                                     $ 18,110         $ 29,933
                                                                                  ===========      ===========

5.  Comprehensive Income

    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, or SFAS No. 130, was issued. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. We adopted SFAS No. 130 in 1999.

    Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. Accumulated other comprehensive loss consists of the following:

                                                                                  Year Ended January 31,
                                                                  ------------------------------------------------------
                                                                          1997                1998                 1999
                                                                  -------------       --------------       -------------
                                                                                      (in thousands)
Foreign currency translation adjustments
  Beginning balance...............................................        $ 412                $(351)                $(351)
  Current year change.............................................         (763)                   -                  (266)
                                                                  -------------       --------------       ---------------
  Ending balance..................................................         (351)                (351)                 (617)
                                                                  -------------       --------------       ---------------

  Total accumulated other
    comprehensive loss............................................        $(351)               $(351)                $(617)
                                                                  =============       ==============       ===============


6.  Notes Payable

    On November 17, 1998, we issued Subordinated Notes totaling $12,362,000. Borrowings under the Subordinated Notes bear interest at a rate per annum equal to 3-month LIBOR plus a margin equal to 3.50 percent. As of January 31, 1999 the rate was 8.47 percent based on LIBOR rate of 4.97 percent plus a margin rate of
3.50 percent. Principal payments on the Subordinated Notes are scheduled for $6,181,000 on November 17, 1999 and $6,181,000 on November 17, 2000.

7.  Subsequent Events

     Subsequent to January 31, 1999, we entered into a secured credit agreement with The First National Bank of Chicago, which expires on April 18, 2002. The maximum amount that can be borrowed under this credit agreement is subject to terms of the borrowing base, up to a maximum of $30 million. This credit agreement can be terminated voluntarily by QAD. This credit agreement is secured by certain QAD assets. Borrowings under this credit agreement bear interest equal to the LIBOR rate plus 2.25 percent or ABR. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus 0.50 percent. We pay an annual commitment fee of 0.50 percent calculated on the average unused portion of the $30 million credit line.

    Subsequent to January 31, 1999, the Subordinated Notes (See Note 6) totaling $12,362,000 in Principal Amount were paid. We funded the payment of the Subordinated Notes with a draw on The First National Bank of Chicago line of credit.

8.  Income Taxes

     Components of income tax expense (benefit) are as follows (in thousands):

                                                                         Year Ended January 31,
                                                   ---------------------------------------------------------------
                                                           1997                  1998                  1999
                                                   -------------------     -----------------     -----------------
                                Current:

                      Federal..................                 $  881                $1,675               $ 3,080
                      State....................                    (63)                  197                  (775)
                      Foreign..................                    227                 2,421                  (361)
                                                   -------------------     -----------------     -----------------
                      Total....................                  1,045                 4,293                 1,944
               Deferred:
                      Federal..................                    (94)                2,449                (1,914)
                      State....................                    (10)                 (573)                  881
                      Foreign..................                   (218)                  990                   227
                                                   -------------------     -----------------     -----------------
                      Total....................                   (322)                2,866                  (806)
                                                   -------------------     -----------------     -----------------
                                                                $  723                $7,159               $ 1,138
                                                   ===================     =================     =================

     Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate of 34 percent (35 percent in fiscal 1998) to income (loss) before income taxes as follows (in thousands):

                                                                         Year Ended January 31,
                                                     -------------------------------------------------------------
                                                            1997                  1998                  1999
                                                     ------------------     -----------------     ----------------
Statutory Federal income tax rate................                    34%                   35%                  34%
Computed expected tax expense (benefit)..........               $   586               $ 5,968             $(11,827)
State income taxes, net of Federal income tax                       103                   815                 (806)
 benefit.........................................
Incremental tax expense from foreign operations..                   117                   203                  415
Net change in valuation allowance................                   918                  (267)              13,401
Meals and entertainment..........................                   286                   325                  407
Foreign sales corporation........................                  (539)                    -
Research, AMT and foreign tax credits............                (1,082)               (1,135)                (408)
Foreign dividends................................                     -                   541                    -
Reduction of research and development credits
 and foreign tax credits previously recorded.....
                                                                    350                   600                    -
Other............................................                   (16)                  109                  (44)
                                                     ------------------     -----------------     ----------------
                                                                $   723               $ 7,159             $  1,138
                                                     ==================     =================     ================

     Withholding and U.S. taxes have not been provided on approximately $6.8 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.

     Significant components of the deferred tax assets and liabilities are as follows:

                                                                                  January 31,
                                                               --------------------------------------------------
                                                                          1998                        1999
                                                               ----------------------      ----------------------
Deferred tax assets:
 Allowance for bad debts.......................................               $ 1,999                    $  2,231
 Accrued vacation..............................................                   751                         661
 Accrued commission............................................                   267                         369
 Alternative minimum tax.......................................                    98                          91
 Research and development credits..............................                 1,149                       1,232
 Foreign tax credits...........................................                   320                       1,594
 Stock awards/discounts........................................                   266                           -
 Depreciation and amortization.................................                     -                         269
 Net operating loss carry forwards.............................                 2,417                      14,937
 Other.........................................................                   213                       2,292
                                                               ----------------------      ----------------------
                                                                                7,480                      23,676
 Less valuation allowance......................................                (1,814)                    (15,215)
                                                               ----------------------      ----------------------
 Net deferred tax assets.......................................                 5,666                       8,461

Deferred tax liabilities:
 Capitalized translation and research and
   development costs.............................................                 1,056                     2,142
 State income taxes..............................................                   (68)                       87
 Other...........................................................                   195                       983
 Mark to market..................................................                   807                       404
 Depreciation and amortization...................................                  (362)                        -
                                                                 ----------------------     ---------------------
                                                                                  1,628                     3,616
                                                                 ----------------------     ---------------------
     Total net deferred tax asset................................                $4,038                    $4,845
                                                                 ======================     =====================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     We have net operating loss carryforwards, with various expiration dates, of $44.1 million as of January 31, 1999.

     At January 31, 1998 and 1999, the valuation allowance attributable to deferred tax assets was $1,814,000 and $15,215,000, respectively, an overall increase of $13,401,000. The increase in the valuation allowance relates primarily to benefits associated with net operations losses and tax credit carryforwards.

9.   401(k) Plan

     We have a defined contribution 401(k) plan, which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. We match 75 percent of the employees' contributions up to the first four percent. We may make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for the fiscal years 1997, 1998 and 1999 were $422,000, $371,000 and, $1,430,000, respectively.

10.  Commitments and Contingencies

     We lease office facilities under operating lease agreements expiring through 2004. The future minimum lease payments under non-cancelable operating leases and present value of future minimum capital lease payments are as follows (in thousands):

                                                                     Operating Leases            Capital Leases
                                                                 -----------------------     ----------------------
Year ending January 31,:
  2000...........................................................                $ 4,991                     $  765
  2001...........................................................                  3,447                        303
  2002...........................................................                  2,241                        130
  2003...........................................................                  1,227                          -
  2004...........................................................                    466                          -
                                                                 -----------------------     ----------------------
          Total minimum lease payments...........................                $12,372                     $1,198
Less amount representing interest at rates
   ranging from 8.2% to 17.0%....................................                                              (111)
                                                                                             ----------------------
Present value of minimum lease payments..........................                                            $1,087
                                                                                             ======================

     Total rent expense for the fiscal years 1997, 1998 and 1999 aggregated $5,929,000, $6,509,000 and $7,702,000, respectively.

     We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations or financial position.

11.  Segment Information and International Operations

     We adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" or SFAS No. 131 for fiscal year 1999. SFAS No. 131 establishes annual and interim standards for reporting information regarding operating segments, as well as related disclosures about products, services and geographic areas. As a result, amounts presented are determined on a consistent basis in accordance with SFAS No. 131.

     We operate in regions or geographic operating segments. Operations for the Europe region include sales to customers in the Middle East and Africa. Operations for the Asia Pacific region include sales to customers in Australia and New Zealand. Management-based cost allocations have been utilized for purposes of determining regional operating income (loss).

                                                                                 Year Ended January 31,
                                                 -----------------------------------------------------------------------------------

                                                             1997                          1998                         1999
                                                 ------------------------      ------------------------      -----------------------

Revenue:
 North America...................................                $ 76,296                      $105,886                    $103,708
 Europe..........................................                  32,725                        42,918                      57,511
 Asia/Pacific....................................                  15,409                        18,168                      26,534
 Other...........................................                   2,014                         3,798                       5,591
                                                 ------------------------      ------------------------      -----------------------
                                                                 $126,444                      $170,770                    $193,344
                                                 ========================      ========================      =======================

Operating income (loss):
 North America...................................                $ 13,646                      $ 24,569                    $ (8,539)
 Europe..........................................                  (3,076)                        1,190                      (7,591)
 Asia/Pacific....................................                  (7,742)                      (10,484)                    (10,800)
 Other...........................................                    (108)                         (580)                     (3,562)
 Restructuring charge............................                       -                             -                      (4,314)
                                                 ------------------------      ------------------------      -----------------------
                                                                 $  2,720                      $ 14,695                    $(34,806)
                                                 ========================      ========================      =======================

Depreciation and Amortization:
 North America...................................                $  4,044                      $  5,446                    $  7,892
 Europe..........................................                     647                           560                       1,885
 Asia/Pacific....................................                     642                           829                         867
 Other...........................................                      12                            86                         411
                                                 ------------------------      ------------------------      -----------------------
                                                                 $  5,345                      $  6,921                    $ 11,055
                                                 ========================      ========================      =======================


                                                                                        January 31,
                                                                  ----------------------------------------------------
                                                                             1998                         1999
                                                                  -----------------------      -----------------------
Identifiable assets:
  North America...................................................               $149,319                     $ 87,128
  Europe..........................................................                 25,998                       83,850
  Asia/Pacific....................................................                  9,056                       17,811
  Other...........................................................                  6,133                       11,266
                                                                  -----------------------      -----------------------
                                                                                 $190,506                     $200,055
                                                                  =======================      =======================

12.  Employee Stock Option, Purchase Plans and Restricted Stock Awards

Employee Stock Option Agreements

     We have stock option agreements with certain key employees. As of January 31, 1998 and 1999, options to purchase 2,724,000 and 3,676,000 shares of common stock had been granted and were outstanding. Outstanding options generally vest over a four-year period and have contractual lives of eight years. Stock option activity is summarized as follows:


                                                                                            Weighted
                                                                                           Average

                                                                                           Exercise                    Options
                                                                       Shares               Price                    Exercisable
                                                              ---------------------   ---------------------    -------------------
Outstanding options at January 31, 1996.......................            1,326,000                  $ 0.31              1,240,000
Options exercised.............................................             (105,000)                   0.40
Options expired and terminated................................             (100,000)                   1.61
                                                              ---------------------
Outstanding options at January 31, 1997.......................            1,121,000                    0.18              1,121,000
Options issued................................................            2,040,000                   13.61
Options exercised.............................................             (299,000)                   0.21
Options expired and terminated................................             (138,000)                  11.01
                                                              ---------------------

Outstanding options at January 31, 1998.......................            2,724,000                    9.68                822,000
Options issued................................................            1,917,000                    5.62
Options exercised.............................................             (282,000)                   0.16
Options expired and terminated................................             (683,000)                  10.74
                                                              -----------------------
Outstanding options at January 31, 1999.......................            3,676,000                  $ 5.45                642,000
                                                              =======================

     In August 1998, our board agreed that in order to provide incentives to our employees, repricing of outstanding options was needed to align the option exercise price more closely with the fair market value of the underlying common stock as determined by the marketplace. Therefore, we implemented a program under which option holders under the 1997 Stock Incentive Program could exchange higher priced option shares for the same number of lower priced shares. The new options were issued on August 14, 1998 at $5.1875 per share. The repricing excluded our officers and directors and prohibits employees from exercising these options for the next twelve months. Certain QAD officers and directors were issued additional grants under the same plan.

     The weighted average remaining contractual life of stock options outstanding as of January 31, 1999 was as follows:

                                                                                                          Options Exercisable
                                                       Weighted                                 -----------------------------------
                                                        Average              Weighted                                     Weighted
                               Number of               Remaining             Average                                      Average
          Range of              Options               Contractual            Exercise                  Number             Exercise
      Exercise Prices         Outstanding             Life (years)             Price                Exercisable             Price
----------------------------------------------------------------------------------------------------------------------------------
$ 0.12 - $ 0.39                   540,000                  1.42                $ 0.18                540,000              $ 0.18
$ 3.00 - $ 5.00                 1,148,000                  7.81                  4.12                      -                   -
$ 5.00 - $10.00                 1,509,000                  6.90                  5.24                      -                   -
$10.00 - $15.75                   479,000                  6.96                 14.35                102,000               14.34
                             ---------------        ---------------     ---------------       ---------------      ---------------
     Total                      3,676,000                  6.50                $ 5.45                642,000              $ 2.43
                             ================                                                 ===============

     We apply APB Opinion No. 25 in accounting for QAD's option plans and, accordingly, no compensation cost was recognized as the exercise price of the stock options equaled the fair value at the grant date. The pro forma impact of applying SFAS No. 123 is not presented for the fiscal year 1997 as SFAS No. 123 is applicable only to options granted during the year ended December 31, 1995 and later, and all options outstanding as of January 31, 1997 were granted prior to 1995. The fair value of the options at date of grant was estimated using the Black-Scholes model with the following assumptions:


                                  January 31, 1998              January 31, 1999
                                  ----------------              ----------------
   Expected Life (years).........         6.00                          6.50
   Interest Rate.................         5.95%                         5.50%
   Volatility....................         0.41                          0.75
   Dividend Yield................        $0.00                         $0.00

     No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards. If we had recognized compensation expense for stock-based employee compensation based upon the fair value for options granted, our net income (loss) for the fiscal years 1998, and 1999 would have decreased as follows:

1998                                                                   As Reported                  Pro Forma
                                                               -------------------------    -----------------------


     Net income.......................................                            $9,856                     $8,201
     Basic earnings per share.........................                            $ 0.38                     $ 0.32
     Diluted earnings per share.......................                            $ 0.38                     $ 0.31

1999                                                                    As Reported                   Pro Forma
                                                               -------------------------     -----------------------
     Net loss.........................................                          $(35,921)                   $(42,756)
     Basic loss per share.............................                          $  (1.22)                   $  (1.46)
     Diluted loss per share...........................                          $  (1.22)                   $  (1.46)

     These pro forma effects are not indicative of future amounts. We expect to grant additional options in future years.

1994 Stock Ownership Program

     We established the QAD Inc. 1994 Stock Ownership Program (the "Plan") covering 4,800,000 shares of our common stock. Subject to certain limitations, the Plan allows eligible employees to purchase shares of common stock at the fair market value of the common stock by direct cash payment or at 95 percent of the fair market value through payroll deduction. We have the right, but not the obligation, to repurchase shares at fair value upon the termination of employment. During the fiscal years 1997 and 1998, 793,438 and 215,160 shares, respectively, were issued under the Plan at average prices of $1.78 and $9.42, respectively. No shares were issued under the Plan during the fiscal year 1999.

     During the fiscal year 1998, 20,400 restricted shares of our common stock were granted to certain employees. The fair market value of shares awarded was $194,000. These amounts were recorded as unearned compensation-restricted stock, shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the periods in which the restrictions lapse, generally one to three years from date of award. Such expenses amounted to $1,263,000 for the fiscal year 1998, $600,000 of which is included in accrued expense and $663,000 of which has been recorded as a reduction in unearned compensation-restricted stock as the restricted shares are issued to employees.

     During the fiscal years 1997 and 1998, we granted 108,062, and 50,060 unrestricted shares, respectively, to certain employees having a fair value of $256,000 and $431,000 at date of grant, respectively. Compensation expense has been recognized in each respective period for the fair value of such stock grants.

1997 Stock Incentive Program

     We have adopted the 1997 Stock Incentive Program or Program. The Program consists of seven parts:

     The first part is the Incentive Stock Option Plan under which incentive stock options may be granted. The second part is the Non-Qualified Stock Option Plan under which nonqualified stock options may be granted. The third part is the Restricted Share Plan under which restricted shares of common stock may be granted. During fiscal year 1999, we issued 20,000 restricted shares under the Plan. The fourth part is the Employee Stock Purchase Plan. The Plan allows participating employees to purchase shares of common stock through payroll deductions at 85 percent of the lower of the beginning or the ending calendar quarter share price. We have issued options under the Plan as follows:

     3 Months Ended                                  Options Issued                  Price
     --------------                                  --------------                  -----
     December 31, 1997                                    36,000                      $10.73
     March 31, 1998                                       40,000                       11.05
     June 30, 1998                                        51,000                        7.65
     September 30, 1998                                  129,000                        3.29
     December 31, 1998                                   152,000                      $ 3.03

     The fifth part is the Non-Employee Director Stock Option Plan under which grants of options to purchase shares of common stock may be made to non-employee directors of QAD. The sixth part is the Stock Appreciation Rights Plan under which SARs (as defined in the plan) may be granted. The seventh part is the Other Stock Rights Plan under which (1) units representing the equivalent shares of common stock may be granted; (2) payments of compensation in the form of shares of common stock may be granted; and (3) rights to receive cash or shares of common stock based on the value of dividends paid with respect to a share of common stock may be granted. The maximum aggregate number of shares of common stock subject to the Program is 4,000,000 shares. The Program will be valid for 10 years from the date of adoption.

Total Compensation Cost Recognized for Stock-Based Compensation Plans

     Total compensation cost recognized for stock-based employee compensation awards was as follows:

                                                                                            January 31,
                                                          -------------------------------------------------------------------------
                                                                     1997                     1998                       1999
                                                          -----------------------  -----------------------    --------------------
Under performance awards..................................             $  256,000               $  431,000         $        -
Under restricted stock grants.............................                788,000                  930,000            471,000
Under optioned shares repurchased immediately upon
 exercise.................................................                648,000                        -                  -
                                                                   ----------------      -------------------    ------------------
 TOTAL....................................................             $1,692,000               $1,361,000           $471,000
                                                                   ================      ===================    ==================

Receivable from Stockholders

     In connection with the 1994 Stock Ownership Program, we have guaranteed indebtedness incurred by certain stockholders to purchase shares with cash deposited with a lending institution. These amounts are classified as "Receivable from Stockholders" in the accompanying balance sheets.

13.  Quarterly information (unaudited)

                                                                                Quarter Ended
                                                  ----------------------------------------------------------------------
                                                     April 30         July 31           Oct.  31               Jan.  31
                                                  ----------------------------------------------------------------------
1998                                                                (in thousands, except per share data)
Total revenue.....................................    $32,073         $41,661            $ 44,021             $53,015
Operating income..................................        317           2,706               2,502               9,170

Net income........................................        560           1,665               1,385               6,246
Basic net income per share........................       0.03            0.07                0.05                0.21
Diluted net income per share......................    $  0.02         $  0.07            $   0.05             $  0.21

1999
Total revenue.....................................    $44,270         $47,279            $ 36,435             $65,360
Operating (loss)..................................     (5,057)         (7,627)            (20,362)             (1,760)
Net (loss)........................................     (2,287)         (4,431)            (24,340)             (4,863)
Basic net (loss) per share........................      (0.08)          (0.15)              (0.83)              (0.16)
Diluted net (loss) per share......................    $ (0.08)        $ (0.15)           $  (0.83)            $ (0.16)

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

                                                                     Schedule II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                      Balance at         Charged to                                             Balance at
                                      Beginning of        Costs and             (1)                               End of
Description                              Period            Expenses           Deletions       Adjustments         Period
--------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
  accounts and sales returns
Years ended:
    January 31, 1997....                   $2,280            $3,432            $(1,983)             $(35)          $3,694

    January 31, 1998....                    3,694             4,370             (2,554)                -            5,510

    January 31, 1999....                   $5,510            $3,627            $(1,083)             $(30)          $8,024

(1)  Actual write-offs and product returns.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on April 28, 1999.

                                    QAD Inc.


                                    By:    /s/ KARL F.  LOPKER
                                       ------------------------
                                       Karl F. Lopker
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                     Title                                                      Date
---------                                     -----                                                      ----
/s/ PAMELA M. LOPKER                          Chairman of the Board and President                        April 28, 1999
-----------------------                          (Principal Executive Officer)
Pamela M. Lopker

/s/ KARL F. LOPKER                            Director, Chief Executive Officer                          April 28, 1999
-----------------------
Karl F. Lopker

/s/ A. J. MOYER                               Executive Vice President, Chief Financial Officer
-----------------------                          (Principal Financial Officer)                           April 28, 1999
A. J. Moyer

/s/ CHERYL M. SLOMANN                         Vice President, Corporate Controller, Chief
-----------------------                          Accounting Officer (Principal Accounting Officer)       April 28, 1999
Cheryl M. Slomann

/s/ KOH BOON HWEE                             Director                                                   April 28, 1999
------------------------
Koh Boon Hwee

/s/ PETER R. VAN CUYLENBURG                   Director                                                   April 28, 1999
------------------------
Peter R. van Cuylenburg

/s/ EVAN M. BISHOP                            Director, Vice President Technology                        April 28, 1999
------------------------
Evan M. Bishop