Form 10-Q
period 1999-04-30
QAD INC
filed 1999-06-14
CIK 1036188

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 1999
                                ------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes        No      .
                           -----      -----

The number of shares outstanding of the issuer's common stock as of the close of business on April 30, 1999: 30,123,028

                                    QAD Inc.
                                     Index

Part I

          Financial Information                                            Page

          Item 1  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  April 30, 1999 and January 31, 1999                        1

                  Condensed Consolidated Statements of Operations
                  for the three months ended
                  April 30, 1999 and 1998                                    2

                  Condensed Consolidated Statements of Cash Flows
                  for the three  months ended
                  April 30, 1999 and 1998                                    3

                  Notes to Condensed Consolidated Financial
                  Statements                                                 4

          Item 2  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7

Part II

          Other Information

          Item 1  Legal Proceedings                                         11

          Item 2  Changes in Securities                                     11

          Item 3  Defaults upon Senior Securities                           11

          Item 4  Submission of Matters to a Vote of Security Holders       11

          Item 5  Other Information                                         11

          Item 6  Exhibits and Reports on Form 8-K                          11

                         Part I - Financial Information
                         Item 1 - Financial Statements

                                    QAD Inc.
                     Condensed Consolidated Balance Sheets
             As of April 30, 1999 (unaudited) and January 31, 1999
                  (In thousands, except for number of shares)

                                                                        April 30,   January 31,
                                                                          1999         1999
                                                                        --------    ----------
                                                                      (unaudited)
                                     Assets
Current assets:
 Cash and cash equivalents                                              $ 20,295     $ 16,078
 Short-term cash investments                                                  --        3,000
 Accounts receivable, net                                                 79,629       95,344
 Other current assets                                                     20,714       19,680
                                                                        --------     --------
  Total current assets                                                   120,638      134,102

Property and equipment, net                                               35,525       36,835
Other assets, net                                                         30,137       29,118
                                                                        --------     --------
                                                                        $186,300     $200,055
                                                                        ========     ========

                      Liabilities and Stockholders' Equity

Current liabilities:
 Line of credit                                                         $ 16,000    $      --
 Notes payable and capital lease obligations                                 804        7,166
 Accounts payable                                                         17,745       16,314
 Accrued expenses                                                         22,241       29,933
 Deferred revenue and deposits                                            57,885       59,946
                                                                        --------     --------
  Total current liabilities                                              114,675      113,359

 Notes payable and capital lease obligations,
  less current portion                                                       433        6,526
 Other long-term liabilities                                               1,343          741

Stockholders' equity:
 Preferred stock, $0.001 par value.  Authorized 5,000,000 shares;
     none issued and outstanding                                              --           --
 Common stock, $0.001 par value.  Authorized 150,000,000 shares;
     issued and outstanding 30,123,028 at April 30, 1999 and
     29,703,500 at January 31, 1999                                           30           30
 Additional paid-in capital                                              100,047       99,566
 Accumulated deficit                                                     (28,469)     (18,526)
 Receivable from stockholders                                                (45)         (54)
 Unearned compensation - restricted stock                                   (836)        (970)
 Accumulated other comprehensive loss                                       (878)        (617)
                                                                        --------     --------
  Total stockholders' equity                                              69,849       79,429
                                                                        --------     --------
                                                                        $186,300     $200,055
                                                                        ========     ========

     See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                Condensed Consolidated Statements of Operations
               For the three months ended April 30, 1999 and 1998
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                   Three Months Ended
                                                        April 30,
                                                  ---------------------
                                                    1999         1998
                                                  ----------  ---------
Revenue:
 License fees                                       $20,461     $27,191
 Maintenance and other                               21,001      15,662
 Services                                            11,876       1,417
                                                    -------     -------
  Total revenue                                      53,338      44,270

Cost and expenses:
 Cost of revenue                                     24,699      11,787
 Sales and marketing                                 22,157      21,074
 Research and development                             9,006      11,422
 General and administrative                           6,880       5,044
                                                    -------     -------
  Total cost and expenses                            62,742      49,327
                                                    -------     -------

Operating  loss                                      (9,404)     (5,057)

Other (income) expense                                  539      (1,368)
                                                    -------     -------

Loss before income taxes                             (9,943)     (3,689)

Income tax  (benefit)                                    --      (1,402)
                                                    -------     -------
Net loss                                            $(9,943)    $(2,287)
                                                    =======     =======

Basic and diluted net loss per share                $ (0.33)    $ (0.08)
                                                    =======     =======

Basic and diluted shares used in computation         29,931      29,122
                                                    =======     =======

     See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                Condensed Consolidated Statements of Cash Flows
               For the three months ended April 30, 1999 and 1998
                                  (Unaudited)
                                 (In thousands)



                                                                             Three Months Ended
                                                                                  April 30,
                                                                            ---------------------
                                                                              1999        1998
                                                                            ---------   ---------

Net cash used in operating activities                                       $    (41)    $(1,167)
                                                                            --------     -------

Cash flows from investing activities:
     Purchases of property and equipment                                      (1,423)     (4,500)
     Capitalized software development costs                                     (671)       (790)
     Proceeds from sale of short-term investments                              3,000          --
     Investment in non-marketable equity securities                             (500)         --
     Proceeds from disposition of property and equipment                          78           6
                                                                            --------     -------
Net cash provided by (used in) investing activities                              484      (5,284)
                                                                            --------     -------

Cash flows from financing activities:
     Proceeds from line of credit                                             16,000          --
     Repayment of notes payable and capital lease
       obligations                                                           (12,455)        (38)
     Issuance of common stock for cash                                           548         446
     Repurchase of common stock                                                  (67)        (61)
     Receivable from stockholders                                                  9         227
                                                                            --------     -------
Net cash provided by financing activities                                      4,035         574
                                                                            --------     -------

Effect of exchange rate changes on cash and cash equivalents                    (261)       (184)
                                                                            --------     -------

Net increase (decrease) in cash and cash equivalents                           4,217      (6,061)

Cash and cash equivalents at beginning of period                              16,078      70,082
                                                                            --------     -------
Cash and cash equivalents at end of period                                  $ 20,295     $64,021
                                                                            ========     =======

     See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

The Condensed Consolidated Balance Sheet as of April 30, 1999 is unaudited and as of January 31, 1999 is audited. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and 1998 have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements are read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 1999. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the operating results for the full year.

2.  Comprehensive Loss

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. A reconciliation of comprehensive loss for the three months ended April 30, 1999 and 1998 is as follows (in thousands):

                                                         Three Months Ended
                                                               April 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------   ---------

 Net loss                                                $ (9,943)    $(2,287)
 Foreign currency translation adjustments                    (261)       (184)
                                                         --------     -------
 Comprehensive loss                                      $(10,204)    $(2,471)
                                                         ========     =======

3.  Net Loss Per Share

We compute net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. The following table sets forth the computation of basic and diluted loss per share (in thousands, except for per share amounts):

                                                          Three Months Ended
                                                               April 30,
                                                          -------------------
                                                           1999        1998
                                                          -------     -------

 Net loss                                                 $(9,943)    $(2,287)
                                                          =======     =======

 Weighted average basic shares outstanding                 29,931      29,122

 Dilutive effect of common stock equivalents                   --          --

 Weighted average diluted shares outstanding               29,931      29,122
                                                          =======     =======

 Basic and diluted net loss per share                     $ (0.33)    $ (0.08)
                                                          =======     =======

Shares of common stock equivalents issued using the treasury stock method of approximately 256,000 and 640,000 for the three months ended April 30, 1999 and 1998, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the three months ended April 30, 1999 and 1998, basic and diluted per share amounts are the same.

4.  Line of Credit

In April 1999, we entered into a secured credit agreement with The First National Bank of Chicago, which expires on April 18, 2002. The maximum amount that can be borrowed under this credit agreement is subject to terms of the
borrowing base, up to a maximum of $30 million.   This credit agreement is
currently secured by certain QAD assets and can be terminated voluntarily by us. QAD is in the process of granting and perfecting certain additional security interests in favor of The First National Bank of Chicago, as required under the credit agreement in order to qualify to borrow against the full amount of the borrowing base. Borrowings under this credit agreement bear interest equal to the LIBOR plus 2.25 percent or ABR plus 1.00 percent. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus 0.50 percent. As of April 30, 1999, the rate was 7.25 percent based on a LIBOR of 5.00 percent plus 2.25 percent. We pay an annual commitment fee of 0.50 percent calculated on the average unused portion of the $30 million credit line.

In April 1999, the subordinated notes totaling $12,362,000 in principal amount were paid. We funded the payoff of the subordinated notes with a draw on The First National Bank of Chicago line of credit.

As of April 30, 1999, we did not meet certain bank covenants. We obtained a temporary waiver from The First National Bank of Chicago. We are currently working with the bank to obtain a permanent waiver and to revise the existing covenants to increase our ability to meet them in the future.

5.  Restructuring Charge

In October 1998, we implemented a plan to restructure operations. Pursuant to the Plan, we recorded a restructuring charge of $4.3 million for the fiscal year 1999. This charge included the costs associated with the consolidation of certain facilities ($3.3 million) and an approximate reduction of 230 positions across a broad cross-section of QAD ($1.0 million). As of April 30, 1999, $3.3 million of the $4.3 million was utilized and we expect to pay the remaining balance by January 31, 2003. There were no adjustments to the liability during the three months ended April 30, 1999.

We are in the process of extending our restructuring program and anticipate an additional charge in the second quarter of this fiscal year.

6.  Segment Information and International Operations

We adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," or SFAS No. 131, in fiscal year 1999. SFAS No. 131 establishes annual and interim standards for reporting information regarding operating segments, as well as related disclosures about products, services and geographic areas. As a result, amounts presented are determined on a consistent basis in accordance with SFAS No. 131.

We operate in regions or geographic operating segments. Operations for the Europe region include sales to customers in the Middle East and Africa. Operations for the Asia Pacific region include sales to customers in Australia and New Zealand. Management-based cost allocations have been utilized for purposes of determining regional operating income (loss).

                                                             Three Months Ended April 30,
                                                             ---------------------------
                                                                 1999           1998
                                                              ----------     ----------
Revenue:
  North America.........................................       $  20,874      $  26,807
  Europe................................................          21,085          9,283
  Asia Pacific..........................................           7,918          7,352
  Other.................................................           3,461            828
                                                              ----------     ----------
                                                                  53,338         44,270
                                                              ==========     ==========
Operating Loss:
  North America.........................................          (6,128)          (961)
  Europe................................................          (1,963)        (2,382)
  Asia Pacific..........................................          (1,314)          (432)
  Other.................................................               1         (1,282)
                                                              ----------     ----------
                                                                  (9,404)        (5,057)
                                                              ==========     ==========
Depreciation and Amortization:
  North America.........................................           2,335          1,670
  Europe................................................           1,179            157
  Asia Pacific..........................................             324            172
  Other.................................................             221             47
                                                              ----------     ----------
                                                               $   4,059      $   2,046
                                                              ==========     ==========

                                                                       April 30,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
Identifiable assets:
  North America.........................................       $  80,713      $ 145,649
  Europe................................................          75,957         22,767
  Asia Pacific..........................................          19,461         10,879
  Other.................................................          10,169          4,689
                                                              ----------     ----------
                                                               $ 186,300      $ 183,984
                                                              ==========     ==========

7.   Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

                                    QAD Inc.
    Management's Discussion & Analysis of Financial Condition and Results of
                                   Operations

Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of QAD. Some forward-looking statements may be identified by use of such terms as "believes," "anticipates," "intends" or "expects."

The following discussion should be read in conjunction with the condensed consolidated statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and trend projections. Although QAD believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the historical fluctuations in quarterly results and the potential future significant fluctuations, product mix, the dependence on third-party products, the rapid technological change, the supply chain solutions under development and underlying technology, dependence upon development and maintenance of sales and marketing channels, the reliance on and need to develop additional relationships with third-parties, QAD's inability to address Year 2000 issues and other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 1999. These factors, among other things, could cause actual results to differ materially from historical results or those currently anticipated.

Results for the Three Months Ended April 30, 1999 and 1998:

Total Revenue. Total revenue for the three months ended April 30, 1999 increased 20% to $53.3 million from $44.3 million in the same period in 1998. The increase in total revenue was primarily due to a 34% increase in maintenance revenue from the growing installed base and a 738% increase in services revenue. The increase in services revenue was due to a new emphasis on services that began in late fiscal year 1999 with the acquisition of several QAD distributors and the launch of our QAD Global Services business. These increases were partially offset by a 25% decline in license fees. We believe the license fee decline is the result of manufacturers' re-allocation of capital resources toward fixing existing Y2K problems, and more recently due to manufacturers' self-imposed "software lockdown". This software lockdown, or prohibition against purchasing new software, is an attempt to simplify the analysis and repair process should manufacturers encounter Y2K problems.

Cost of Revenue. Cost of revenue consists primarily of charges incurred from reselling third-party databases (and their associated maintenance contracts) which are required to run MFG/PRO software, the performance of software service contracts, support costs associated with MFG/PRO software maintenance contracts,
and costs to reproduce and deliver QAD software.   During the three months ended
April 30, 1999, cost of revenue increased 110% to $24.7 million (46% of total revenue) from $11.8 million (27% of total revenue) in the same period in 1998. The increase as a percentage of total revenue was primarily due to the shift in revenue mix toward the lower margin services business, as well as toward externally sourced licenses which carry royalty costs. The cost of revenue percentage is expected to improve as the expanding services business is expected to reach significantly increased productivity in the second quarter of this fiscal year.

Sales and Marketing. During the three months ended April 30, 1999, sales and marketing expense increased 5% to $22.2 million (42% of total revenue) from $21.1 million (48% of total revenue) compared to the same period last year. The decrease as a percentage of total revenue was primarily the result of a restructuring program, which began in late fiscal year 1999.

Research and Development. During the three months ended April 30, 1999, research and development expense decreased 21% to $9.0 million (17% of total revenue) from $11.4 million (26% of total revenue) in the same period in the prior year. The decrease in absolute dollars was primarily due to the reduction in the utilization of third party developers, as well as the transfer of research and development personnel into revenue generating positions within the Global Services organization in late fiscal year 1999.

Consistent with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," issued by the Financial Accounting Standards board, we capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved. Capitalized development costs are amortized on a straight-line basis over three years and charged to costs of revenue. All other development costs are expensed to research and development as incurred.

General and Administrative. During the three months ended April 30, 1999, general and administrative expense increased 36% to $6.9 million (13% of total revenue) from $5.0 million (11% of total revenue) in the same period in 1998. The increase in absolute dollars resulted primarily from incremental expense related to the distributors acquired in late fiscal year 1999, including the amortization of acquired intangible assets. This increase was partially offset by a reduction in workforce related to the restructuring program implemented in late fiscal year 1999.

Other (Income) Expense. Total other (income) expense is composed primarily of interest income, interest expense and transaction gains and losses. During the three months ended April 30, 1999, other (income) expense decreased to $0.5 million from $(1.4) million. The decrease was primarily due to significantly reduced interest income related to less invested cash and increased interest expense on the notes payable related to an acquisition completed in late fiscal year 1999.

Benefit for Income Taxes. We recorded income tax benefit of zero and $1.4 million for the three months ended April 30, 1999 and 1998, respectively. Our effective tax rate was zero and (38)% for the three months ended April 30, 1999 and 1998, respectively. We have not provided benefit on the loss before income taxes at April 30, 1999 due to Management's determination regarding the uncertainty of realization of such tax benefits in the current year.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sales of equity securities and short-term borrowings. As of April 30, 1999, we had working capital and cash and equivalents and short-term investments of $6.0 million and $20.3 million, respectively as compared to $20.7 million and $19.1 million as of January 31, 1999. The decrease in working capital was primarily due to the refinancing of $12,362,000 in long-term subordinated notes using a draw on The First National Bank of Chicago line of credit, purchases of property and equipment and capitalized software development costs.

Accounts receivable, net of allowance for doubtful accounts, decreased to $79.6 million at April 30, 1999 from $95.3 million at January 31, 1999. Accounts receivable days' sales outstanding increased slightly to 134 days at April 30, 1999 from 131 days at January 31, 1999. We believe the days' sales outstanding are higher than desired and we are focusing on sales terms and collection processes to improve cash flows and working capital.

Cash flows used in operating activities were $41,000 and $1.2 million for the three months ended April 30, 1999 and 1998, respectively. Cash flows provided by (used in) investing activities aggregated $0.5 million and $(5.3) million in the three months ended April 30, 1999 and 1998, respectively and primarily related to the purchase of computer equipment and office furniture in both periods and an offset from the sale of short-term investments in the three months ended April 30, 1999. Cash flows provided by financing activities totaled $4.0 million and $0.6 million for the three months ended April 30, 1999 and 1998, respectively, and were comprised of net proceeds from borrowings and issuance of common stock. At April 30, 1999, we had no material commitments for capital expenditures.

In April 1999, we entered into a secured credit agreement with The First National Bank of Chicago, which expires on April 18, 2002. The maximum amount that can be borrowed under this credit agreement is subject to terms of the
borrowing base, up to a maximum of $30 million.   This credit agreement is
currently secured by certain QAD assets and can be terminated voluntarily by us. QAD is in the process of granting and perfecting certain additional security interests in favor of The First National Bank of Chicago, as required under the credit agreement in order to qualify to borrow against the full amount of the borrowing base. Borrowings under this credit agreement bear interest equal to the LIBOR plus 2.25 percent or ABR plus 1.00 percent. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus 0.50 percent. As of April 30, 1999, the rate was 7.25 percent based on a LIBOR of 5.00 percent plus 2.25 percent. We pay an annual commitment fee of 0.50 percent calculated on the average unused portion of the $30 million credit line.

As of April 30, 1999, we did not meet certain bank covenants. We obtained a temporary waiver from The First National Bank of Chicago. We are currently working with the bank to obtain a permanent waiver and to revise the existing covenants to increase our ability to meet them in the future.

We believe that the cash on hand and the expected available borrowings under the amended credit agreement will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs for the next twelve months.

Restructuring Charge

In October 1998, we implemented a plan to restructure operations. Pursuant to the Plan, we recorded a restructuring charge of $4.3 million for the fiscal year 1999. This charge included the costs associated with the consolidation of certain facilities ($3.3 million) and an approximate reduction of 230 positions across a broad cross-section of QAD ($1.0 million). As of April 30, 1999, $3.3 million of the $4.3 million was utilized and we expect to pay the remaining balance by January 31, 2003. There were no adjustments to the liability during the three months ended April 30, 1999.

We are in the process of extending our restructuring program and anticipate an additional charge in the second quarter of this fiscal year.

Year 2000 Compliance

Our business operations are significantly dependent upon the same proprietary software products we license to customers. Our management believes it has successfully addressed Y2K readiness in our proprietary software products and does not anticipate any business interruptions associated with these applications. To ensure that we have adequately addressed exposures related to the Y2K and to ensure that we are Y2K ready, we have established a Y2K program that includes business partners and other third-party relationships. We define systems as "Y2K ready" if they are either "Y2K compliant" or otherwise will operate without any substantial decrease in performance as a result of processing date data into the next century. "Y2K compliant" means the system must perform fault-free in the processing of date and date related data (including calculating, comparing and sequencing) by all software of components individually and in combination, upon installation. Fault-free performance includes the manipulation of this data with dates prior to, through and beyond January 1, 2000.

Our Y2K program consists of these five phases: 1) Assessment, 2) Planning, 3) Resources, 4) Technology and 5) Reporting. These phases are defined as follows:

 1) Assessment - which identifies the magnitude of Y2K exposure, a process that includes estimating the business risk of not becoming Y2K compliant, determining our potential areas for Y2K exposure, and developing an internal definition of compliance;
 2) Planning - which details corporate planning efforts, including taking inventory and analyzing our systems for Y2K impact and developing contingency plans for systems that pose unusual compliance issues;
 3) Resources - which ensures that funds and resources are sufficient, given the magnitude of the Y2K plan. This is facilitated by obtaining funds through internal mechanisms and assessing staff capacity for remediation and testing;
 4) Technology - which executes the work needed to repair or retire existing systems, through a process which includes programming, code testing, user testing data conversion and program implementation and
 5) Reporting - which includes providing status of program activities to business and regulatory bodies.

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

As of April 30, 1999, the direct costs incurred to remediate Y2K issues were not material. Costs directly attributed to our overall Y2K program is estimated to be approximately $1.3 million.

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

         Not applicable

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

    a)   Exhibits

         See Exhibit Index on page 12.

    b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QAD INC.
                                  (Registrant)



Date: June 14, 1999              By /s/ A. J. Moyer
                                    A. J. Moyer
                                    Chief Financial Officer
                                    (on behalf of the registrant and as
                                    Principal Financial Officer)

                                 Exhibit Index

Exhibit
Number      Exhibit Title
------      -------------

10.44       Credit Agreement between the Registrant and The First National Bank of Chicago dated April 18, 1999.

10.45       Related Facility Credit Agreement between the Registrant and The
              First National Bank of Chicago dated April 8, 1999.

10.46       Borrower Security Agreement between the Registrant and The First
              National Bank of Chicago dated April 18, 1999.

27.1        Financial Data Schedule