Form 10-Q
period 1999-07-31
QAD INC
filed 1999-09-14
CIK 1036188

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    July 31, 1999
                                  -------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition from  ____________________ to _________________________

Commission File Number __________________________________

                                    QAD INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                        77-0105228
(State or other jurisdiction of incorporation or             (IRS Employer
              organization)                                 Identification No.)

                 6450 Via Real, Carpinteria, California  93013
                    (Address of principal executive offices)


                                 (805) 684-6614
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.  Yes    X     No______.
                           --------

The number of shares outstanding of the issuer's common stock as of the close of business on August 31, 1999: 30,223,361.

                                   QAD Inc.
                                     Index

Part I

        Financial Information                                                        Page
        Item 1      Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    July 31, 1999 and January 31, 1999                                1

                    Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended July 31, 1999 and 1998                 2

                    Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended July 31, 1999 and 1998                   3

                    Notes to Condensed Consolidated Financial
                    Statements                                                        4

        Item 2      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                     8

        Item 3      Quantitative and Qualitative Disclosures
                    About Market Risk                                                11

Part II

        Other Information

        Item 1      Legal Proceedings                                                12

        Item 2      Changes in Securities                                            12

        Item 3      Defaults upon Senior Securities                                  12

        Item 4      Submission of Matters to a Vote of Security Holders              12

        Item 5      Other Information                                                12

        Item 6      Exhibits and Reports on Form 8-K                                 12

                        Part I - Financial Information
                                   QAD Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except for share data)

                                    Assets

                                                                           July 31,              January 31,
                                                                             1999                   1999
                                                                          -----------            -----------
                                                                          (Unaudited)
Current assets:
 Cash and equivalents                                                     $    15,292            $    16,078
 Short-term cash investments                                                       --                  3,000
 Accounts receivable, net                                                      76,759                 95,344
 Other current assets                                                          19,921                 19,680
                                                                          -----------            -----------
    Total current assets                                                      111,972                134,102

Property and equipment, net                                                    34,003                 36,835
Goodwill and intangibles, net                                                  26,114                 25,152
Other assets                                                                    5,076                  3,966
                                                                          -----------            -----------
                                                                          $   177,165            $   200,055
    Total assets                                                          ===========            ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable                                                            $       795            $     7,166
 Accounts payable                                                              13,608                 16,314
 Accrued expenses                                                              25,834                 29,933
 Deferred revenue and deposits                                                 53,645                 59,946
                                                                          -----------            -----------
    Total current liabilities                                                  93,882                113,359


Long-term debt                                                                 16,371                  6,526
Other liabilities                                                               1,088                    741
Commitments and contingencies                                                      --                     --

Stockholders' equity:
 Preferred stock, $0.001 par value.  Authorized 5,000,000 shares;
     none issued and outstanding                                                   --                     --
 Common stock, $0.001 par value.  Authorized 150,000,000 shares;
     issued and outstanding 30,223,361 at July 31, 1999 and
     29,703,500 at January 31, 1999                                                30                     30
 Additional paid-in-capital                                                    99,818                 99,566
 Accumulated deficit                                                          (32,438)               (18,526)
 Receivable from stockholders                                                     (28)                   (54)
 Unearned compensation - restricted stock                                        (265)                  (970)
 Accumulated other comprehensive loss                                          (1,293)                  (617)
                                                                          -----------            -----------
    Total stockholders' equity                                                 65,824                 79,429
                                                                          -----------            -----------
    Total liabilities and stockholders' equity                            $   177,165            $   200,055
                                                                          ===========            ===========



     See accompanying notes to condensed consolidated financial statements

                                   QAD Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                       Three Months Ended             Six Months Ended
                                           July 31,                       July 31,
                                    ----------------------        ---------------------
                                      1999         1998              1999       1998
                                    ---------    ---------        ---------   ---------
Revenue:
    License fees                    $  20,562    $  28,656        $  41,023   $  55,847
    Maintenance and other              23,283       16,515           44,284      32,177
    Services                           14,469        2,108           26,345       3,525
                                    ---------    ---------        ---------   ---------
       Total revenue                   58,314       47,279          111,652      91,549

Costs and expenses:
    Cost of revenue                    26,418       10,739           51,767      22,526
    Sales and marketing                18,572       24,350           40,079      45,424
    Research and development            8,457       13,118           17,463      24,540
    General and administrative          6,337        6,699           13,217      11,743
    Restructuring charge                1,152           --            1,152          --
                                    ---------    ---------        ---------   ---------
       Total costs and expenses        60,936       54,906          123,678     104,233
                                    ---------    ---------        ---------   ---------
Operating loss                         (2,622)      (7,627)         (12,026)    (12,684)

Other (income) expense:
    Interest income                      (105)        (674)            (212)     (1,649)
    Interest expense                      499           92              793         101
    Other, net                           (189)         101              163        (301)
                                    ---------    ---------        ---------   ---------
                                          205         (481)             744      (1,849)
                                    ---------    ---------        ---------   ---------
Loss before income taxes               (2,827)      (7,146)         (12,770)    (10,835)

Income tax provision (benefit)          1,142       (2,715)           1,142      (4,117)
                                    ---------    ---------        ---------   ---------
Net loss                            $  (3,969)   $  (4,431)       $ (13,912)  $  (6,718)
                                    =========    =========        =========   =========
Basic and diluted
     net loss per share             $   (0.13)   $   (0.15)       $   (0.46)  $   (0.23)
                                    =========    =========        =========   =========




     See accompanying notes to condensed consolidated financial statements

                                   QAD Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)



                                                                                    Six Months Ended
                                                                                        July 31,
                                                                              ---------------------------
                                                                                 1999              1998
                                                                              ---------         ---------
Net cash used in operating activities                                            (2,402)          (10,977)

Cash flows from investing activities:
          Purchase of property and equipment                                     (2,621)           (9,651)
          Capitalized software development costs                                 (1,915)           (2,247)
          Proceeds from sale of short-term investments                            3,000                --
          Other, net                                                               (496)                9
                                                                              ---------         ---------
Net cash used in investing activities                                            (2,032)          (11,889)

Cash flows from financing activities:
          Proceeds from notes payable and long-term debt                         16,059                --
          Repayment of notes payable and long-term debt                         (12,585)             (119)
          Issuance of common stock for cash                                         891               851
          Other, net                                                                (41)              151
                                                                              ---------         ---------
Net cash provided by financing activities                                         4,324               883

Effect of exchange rates on cash and equivalents                                   (676)             (135)
                                                                              ---------         ---------
   Net decrease in cash and equivalents                                            (786)          (22,118)
Cash and equivalents at beginning of period                                      16,078            70,082
                                                                              ---------         ---------
   Cash and equivalents at end of period                                      $  15,292         $  47,964
                                                                              =========         =========


     See accompanying notes to condensed consolidated financial statements

                                   QAD Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of reclassifications and normal recurring adjustments) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in our Form 10-K for the year ended January 31, 1999. The results of operations for the six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the year ending January 31, 2000.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

2.  Comprehensive income (loss)

Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive income
(loss) are as follows (in thousands):

                                             Three Months Ended            Six Months Ended
                                                  July 31,                    July 31,
                                             -------------------         --------------------
                                               1999       1998              1999       1998
                                             --------   --------         --------    --------

 Net loss                                    $(3,969)   $(4,431)         $(13,912)   $(6,718)
 Foreign currency translation adjustments       (415)        49              (676)      (135)
                                             -------    -------          --------    -------
 Comprehensive loss                          $(4,384)   $(4,382)         $(14,588)   $(6,853)
                                             =======    =======          ========    =======

3.  Per Share Information

Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of the shares issuable upon the exercise of stock options (using the treasury stock method). The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except for per share amounts):

                                   Three Months Ended            Six Months Ended
                                        July 31,                     July 31,
                                   -------------------         -------------------
                                     1999       1998             1999       1998
                                   --------   --------         --------   --------

Numerator:
    Net loss                       $(3,969)   $(4,431)         $(13,912)  $ (6,718)
                                   =======    =======          ========   ========

Denominator:
    Weighted average basic
        shares outstanding          30,169     29,234            30,052     29,179

     Effect of dilutive options         --         --                --         --
                                   -------    -------          --------   --------
     Weighted average diluted
        shares outstanding          30,169     29,234            30,052     29,179
                                   =======    =======          ========   ========

    Basic and diluted
        loss per share             $ (0.13)   $ (0.15)         $  (0.46)  $  (0.23)
                                   =======    =======          ========   ========

Common stock equivalents of approximately 143,000 and 169,000 for the three and six months ended July 31, 1999 and 508,000 and 488,000 for the three and six months ended July 31, 1998, respectively, were not included in the diluted calculations because, due to the net loss positions, they were anti-dilutive.


4.  Notes Payable and Long-Term Debt

                                        July 31,        January 31,
    (In thousands)                        1999             1999
                                        --------        -----------

Line of credit                          $ 16,000        $        --
Subordinated notes                            --             12,362
Capitalized leases                           790              1,102
Other                                        376                228
                                        --------        -----------
                                          17,166             13,692
      Less current maturities                795              7,166
                                        --------        -----------
      Total long-term debt              $ 16,371        $     6,526
                                        ========        ===========

In April 1999, we entered into a secured credit agreement with The First National Bank of Chicago, which expires and we will be due on April 18, 2002. The maximum amount that can be borrowed under this credit agreement is subject to terms of the borrowing base, measured on a monthly basis, up to a maximum of $30 million. As of July 31, 1999, a majority of the borrowing base was utilized. This credit agreement is secured by certain QAD assets and can be terminated voluntarily by us. Borrowings under this credit agreement bear interest equal to the LIBOR plus 2.50 percent or ABR plus 1.00 percent. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus 0.50 percent. As of July 31, 1999, the rate was 7.8125 percent based on a LIBOR of 5.3125 plus 2.50 percent. We pay an annual commitment fee of 0.625 percent calculated on the average unused portion of the $30 million credit line.

In April 1999, the subordinated notes totaling $12.4 million in principal amount were paid. We funded the payoff of the subordinated notes with a draw on The First National Bank of Chicago line of credit.

5.   Restructuring Charge

In response to changes in customers' manufacturing capital software spending patterns during fiscal year 1999, we undertook a restructuring program that would, among other things, more closely align costs with sales expectations. The program included the consolidation of certain facilities and an approximate reduction of 230 positions across a broad cross-section of QAD. The restructuring plan, which resulted in a fiscal year 1999 charge of $4.3 million, was continued in fiscal year 2000 with an additional $1.2 million charge in the quarter ended July 31, 1999. This charge was comprised of $0.9 million in employee reduction costs and $0.3 million of facility consolidation costs. As of July 31, 1999, $4.0 million of the total $5.5 million restructuring charge was utilized and we expect to pay the remaining balance by January 31, 2003. The liability was increased by $0.1 million during the three months ended July 31, 1999 to reflect changes in estimates used in determining the January 31, 1999 balance.

6.   Business Acquisitions

During the six month period ended July 31, 1999, we acquired certain assets and liabilities of two businesses:

     .  OpenPro (Pty.) Limited, a South Africa-based distributor, in February
        1999.
     .  ATOS Integration SA, a France-based distributor, in June 1999.

The cost of the acquisitions totaled $0.9 million. The acquisitions were accounted for using the purchase method. Goodwill related to the acquisitions of $0.6 million is being amortized over ten years. Results of operations have been included in the financial statements since the respective dates of acquisition.

Prior shareholders of OpenPro and ATOS have earnouts of up to $0.8 million and $0.9 million, respectively, which may be added to the purchase price over the next four years.

The historical operations of the companies acquired are not material, individually, or in aggregate to our consolidated operations or financial position. Therefore, supplemental pro forma information has not been presented.

7.   Business Segment Information

We adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," or SFAS No. 131, in fiscal year 1999. SFAS No. 131 establishes annual and interim standards for reporting financial and descriptive information regarding a company's operating segments. As a result, amounts presented are determined on a consistent basis in accordance with SFAS No. 131.

QAD operates in regions or geographic operating segments. Operations for the North America region include the United States and Canada. Operations for the Europe region include sales to customers in the Middle East and Africa. Operations for the Asia Pacific region include sales to customers in Australia and New Zealand. Management-based cost allocations have been utilized for purposes of determining regional operating income (loss).

                               Three Months Ended July 31,         Six Months ended July 31,
                              -----------------------------      -----------------------------
(In thousands)                   1999               1998            1999               1998
                              ----------         ----------      ----------         ----------
Revenue
-------
North America                 $   25,026         $   28,317      $   45,900         $   55,124
Europe                            21,034             11,900          42,119             21,183
Asia Pacific                       9,318              6,032          17,236             13,384
Latin America                      2,936              1,030           6,397              1,858
                              ----------         ----------      ----------         ----------
                              $   58,314         $   47,279      $  111,652         $   91,549
                              ==========         ==========      ==========         ==========

Operating Income (Loss):
------------------------
North America                        309             (2,610)         (5,819)            (3,571)
Europe                              (918)              (743)         (2,881)            (3,125)
Asia Pacific                        (203)            (3,429)         (1,517)            (3,861)
Latin America                       (658)              (845)           (657)            (2,127)
Restructuring Charge              (1,152)                --          (1,152)                --
                              ----------         ----------      ----------         ----------
                              $   (2,622)        $   (7,627)     $  (12,026)        $  (12,684)
                              ==========         ==========      ==========         ==========

                                 July 31,         January 31,
                                  1999               1999
                              -----------        -----------

Identifiable Assets:
--------------------
North America                 $   71,729         $   87,128
Europe                            73,876             83,850
Asia Pacific                      21,770             17,811
Latin America                      9,790             11,266
                              -----------        -----------
                              $  177,165         $  200,055
                              ===========        ===========

                                   QAD Inc.
   Management's Discussion & Analysis of Financial Condition and Results of
                                  Operations

The following discussion should be read in conjunction with the condensed consolidated statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and trend projections. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of QAD. Some forward-looking statements may be identified by use of such terms as "believes," " anticipates," "intends," "plans," "expects" or similar language indicating the expression of an opinion or view concerning the future.

Although QAD believes that its expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, historical fluctuations in quarterly results and potential future significant fluctuations, risks associated with the sales cycle, product mix, dependence on third-party products, rapid technological change, supply chain solutions under development and underlying technology, market concentration, dependence on key personnel, dependence upon development and maintenance of sales and marketing channels, reliance on and need to develop additional relationships with third parties, risks associated with international operations, and other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 1999. These factors, among other things, could cause actual results to differ materially from historical results or those currently anticipated.

Total Revenue. Total revenue for the three months ended July 31, 1999 increased 23% to $58.3 million from $47.3 million in the same period in 1998. Total revenue for the six months ended July 31, 1999 increased 22% to $111.7 million from $91.5 million in the same period in 1998. The increase in second quarter revenue over the comparable prior year period was primarily due to a 41% increase in maintenance and other revenue and a 586% increase in services revenue. The increase in year-to-date revenue over the comparable prior year period was primarily due to a 38% increase in maintenance and other revenue and a 647% increase in services revenue.

The increase in maintenance revenue was primarily due to the growing installed base. The growth in services revenue was due to a new emphasis on services that began in late fiscal year 1999 with the acquisition of several QAD distributors and the launch of our QAD Global Services business. These increases were partially offset by 28% and 27% declines in license fees for the second quarter and year-to-date periods versus the comparable prior year periods, respectively, stemming primarily from manufacturers' decisions to delay capital spending due to concerns over Year 2000 readiness.

Cost of Revenue. Cost of revenue consists primarily of charges incurred from reselling third-party databases (and associated maintenance contracts) which are required to run MFG/PRO software, the performance of software service contracts, support costs associated with MFG/PRO software maintenance contracts, and costs
to reproduce and deliver QAD software.   During the three months ended July 31,
1999, cost of revenue increased 146% to $26.4 million (45% of total revenue) from $10.7 million (23% of total revenue) in the same period in 1998. During the six months ended July 31, 1999, cost of revenue increased 130% to $51.8 million (46% of total revenue) from $22.5 million (25% of total revenue) in the same period in 1998. The increase as a percentage of total revenue was primarily due to a shift in revenue mix toward the lower margin services business, as well as toward externally sourced licenses which carry royalty costs.

Sales and Marketing. During the three months ended July 31, 1999, sales and marketing expense decreased 24% to $18.6 million (32% of total revenue) from $24.4 million (52% of total revenue) compared to the same period last year. During the six months ended July 31, 1999, sales and marketing expense decreased 12% to $40.1 million (36% of total revenue) from $45.4 million (50% of total revenue) compared to the same period last year. The decreased spending was primarily due to reduced personnel and directly related costs resulting from the restructuring program which began in late fiscal year 1999.

Research and Development. During the three months ended July 31, 1999, research and development expense decreased 36% to $8.5 million (15% of total revenue) from $13.1 million (28% of total revenue) in the same period in the prior year. During the six months ended July 31, 1999, research and development expense decreased 29% to $17.5 million (16% of total revenue) from $24.5 million (27% of total revenue) compared to the same period last year. The decrease was primarily due to a reduction in the utilization of third party developers, as well as the transfer of research and development personnel into revenue generating positions within the Global Services organization in late fiscal year 1999.

General and Administrative. During the three months ended July 31, 1999, general and administrative expense decreased 5% to $6.3 million (11% of total revenue) from $6.7 million (14% of total revenue) in the same period in 1998. During the six months ended July 31, 1999, general and administrative expense increased 13% to $13.2 million (12% of total revenue) from $11.7 million (13% of total revenue) in the same period in 1998. The increase in absolute dollars on a year-to-date basis resulted primarily from incremental expense related to the distributors acquired in late fiscal year 1999, including $1.6 million in amortization expense for the acquired intangible assets. This increase was partially offset by a reduction in workforce related to the restructuring program implemented in late fiscal year 1999. With the continuation of the restructuring program in fiscal year 2000, the cost savings in personnel and directly related expenses incrementally improved enough during the three months ended July 31, 1999 to more than offset the additional acquisition-related costs.

Restructuring Charge. In response to changes in customers' manufacturing capital software spending patterns, we undertook a restructuring program in October 1998 that would, among other things, more closely align costs with sales expectations. This program was continued in fiscal year 2000 with an additional charge of $1.2 million, representing $0.9 million in employee reduction costs and $0.3 of facility consolidation costs recorded in the second quarter.

Other (Income) Expense. Total other (income) expense is composed primarily of interest income, interest expense and foreign exchange transaction gains and losses. During the three months ended July 31 1999, other (income) expense decreased to $0.2 million from $(0.5) million. During the six months ended July 31, 1999, other (income) expense decreased to $0.7 million from $(1.8) million. The decrease was primarily due to significantly reduced interest income related to less invested cash and increased interest expense on higher debt levels.

Income Taxes. We recorded a provision for income taxes of $1.1 million for the three and six months ended July 31, 1999. We have provided a tax provision in tax jurisdictions in which profits have been reported for the six months ended July 31, 1999. However, we have not provided a tax benefit in tax jurisdictions in which losses have been reported due to Management's determination regarding the uncertainty of realization of such tax benefits in the current year.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. As of July 31, 1999, we had working capital and cash, equivalents and short-term cash investments of $18.1 million and $15.3 million, respectively as compared to $20.7 million and $19.1 million as of January 31, 1999.

Accounts receivable, net of allowance for doubtful accounts, decreased to $76.8 million at July 31, 1999 from $95.3 million at January 31, 1999. Accounts receivable days sales outstanding decreased to 118 days at July 31, 1999 from 131 days at January 31, 1999. We are continuing our focus on sales terms and collection processes to improve cash flows and working capital.

Cash flows used in operating activities were $2.4 million and $11.0 million for the six months ended July 31, 1999 and 1998, respectively. The fiscal year 2000 decline in cash usage related to the increased net loss, more than offset by increased depreciation/amortization and significantly higher accounts receivable collections. Cash flows used in investing activities aggregated $2.0 million and $11.9 million in the six months ended July 31, 1999 and 1998, respectively and primarily related to investment in computer equipment, office furniture and capitalized software development costs, partially offset in 1999 by the sale of short-term investments. Cash flows provided by financing activities totaled $4.3 million and $0.9 million for the six months ended July 31, 1999 and 1998, respectively, and were comprised of net proceeds from borrowings and issuance of common stock. At July 31, 1999, we had no material commitments for capital expenditures.

In April 1999, we entered into a secured credit agreement with The First National Bank of Chicago, which expires and will be due on April 18, 2002. The maximum amount that can be borrowed under this credit agreement is subject to terms of the borrowing base, measured on a monthly basis, up to a maximum of $30 million. As of July 31, 1999, a majority of the borrowing base was utilized. This credit agreement is secured by certain QAD assets and can be terminated voluntarily by us. Borrowings under this credit agreement bear interest equal to the LIBOR plus 2.50 percent or ABR plus 1.00 percent. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus 0.50 percent. As of July 31, 1999, the rate was 7.8125 percent based on a LIBOR of 5.3125 plus
2.50 percent. We pay an annual commitment fee of 0.625 percent calculated on the average unused portion of the $30 million credit line.

We believe that the cash on hand and the available borrowings under the credit agreement will provide us with sufficient resources to meet our working capital requirements, debt service and other cash needs for the next twelve months.

Year 2000 Compliance

Our business operations are significantly dependent upon the same proprietary software products we license to customers. Our management believes it has successfully addressed Y2K readiness in our proprietary software products and does not anticipate any business interruptions associated with these applications. To ensure that we have adequately addressed exposures related to Y2K and to ensure that we are Y2K ready, we have established a Y2K program that includes business partners and other third-party relationships. We define systems as "Y2K ready" if they are either "Y2K compliant" or otherwise will operate without any substantial decrease in performance as a result of processing date data into the next century. "Y2K compliant" means the system must perform fault-free in the processing of date and date related data (including calculating, comparing and sequencing) by all software components individually and in combination, upon installation. Fault-free performance includes the manipulation of this data with dates prior to, through and beyond January 1, 2000.

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

As of July 31, 1999, the direct costs incurred to remediate Y2K issues were not material. Costs directly attributed to our overall Y2K program are estimated to be approximately $1.1 million.

Significant uncertainty exists in the software industry concerning the potential effects associated with Y2K readiness. Although we currently offer software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that our software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Y2K issues. It is uncertain whether, or to what extent, this type of litigation may affect us. Additionally, third-party software, computer and other equipment used internally may materially impact us if it is not Y2K compliant. Our operations may be at risk if our suppliers and other third parties fail to adequately address the problem or if software conversions result in system incompatibilities. This issue could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. To the extent that either QAD or a third-party vendor or service provider on which we rely does not achieve Y2K readiness, we may be adversely impacted. As part of the five-phase process outlined above, we are developing specific contingency plans in connection with the assessment and resolution of the risks identified. We have established certain IT contingency plans, and we are continuing to develop additional plans regarding each specific area of risk associated with this issue as part of our Y2K program. We also hold insurance coverage for errors and omissions, which includes coverage for customer claims associated with certain Y2K issues.


                                   QAD Inc.
          Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange. QAD is subject to risks typical of a global business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. Historically, our revenue from international operations has primarily been denominated in United States dollars. We have generally priced our products in United States dollars and over 90 percent of our sales in the fiscal years 1997, 1998 and 1999, were denominated in United States dollars, with the remainder in approximately ten different currencies. Due to recent acquisitions of several international distributors and the launch of the QAD Global Services business, we expect that a growing percentage of our business will be conducted in currencies other than the United States dollar.
We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the other currencies in which we generate revenue could materially adversely affect us. While we may in the future change our pricing practices, an increase in the value of the United States dollar relative to foreign currencies could make QAD software products more expensive and, therefore, less competitive in other markets.

Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparison of our reported results of operations. For the six months ended July 31, 1999 and 1998, (gains) and losses resulting from foreign currency transactions and remeasurement adjustments for those foreign entities whose books of record are not maintained in the functional currency totaled $0.1 million and $(0.2) million, respectively. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. We continue to evaluate our currency management policies. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future as we deem appropriate.

Interest Rates. QAD invests its surplus cash in a variety of financial instruments, consisting principally of bank time deposits and short-term marketable securities with maturities of less than one year. QAD's investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested in short-term time deposits with the local operating banks. QAD accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalent and short-term investments are treated as "available for sale" under SFAS 115.
Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

                          Part II - Other Information
                                   QAD Inc.


Item 1 - Legal Proceedings

         Not applicable

Item 2 - Changes in Securities

         Not applicable

Item 3 - Defaults upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on June 22, 1999, the following proposals were adopted by the margins indicated:

     (1) To elect one director to hold office for a term of one year until the annual meeting of stockholders in the year 2000 (Class I Director):

                                                             Votes
                                         Votes For          Withheld
                                         ---------          --------
            Evan M. Bishop              27,130,546           793,918

          Karl F. Lopker and Pamela M. Lopker continue as directors and were elected at the prior year's annual meeting for a term of two years (Class II directors). Peter R. van Cuylenburg and Koh Boon Hwee also continue as directors and were elected at the prior year's annual meeting for a term of three years (Class III directors).

     (2) Increase of four million shares to the QAD Inc. 1997 Stock Incentive Program.

                     Votes For          Votes Against       Abstentions
                     ---------          -------------       -----------
                    20,893,937            1,436,225            33,633

     (3) Ratification of appointment of KPMG LLP as the Company's independent auditors for the Company's 2000 fiscal year.

                     Votes For          Votes Against       Abstentions
                     ---------          -------------       -----------
                    27,839,761               56,771            27,932

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

    a)   Exhibits

     10.1 Second Amendment to Credit Agreement between QAD Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.1 to QAD Inc.'s Current Report on Form 8-K filed June 25, 1999.)

     10.2 Eighth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites I, K, L, C, J and Basement Room B located at 5464 Carpinteria Avenue, Carpinteria, California dated February 18, 1999.

     10.3 Lease Surrender and Termination Agreement between Registrant and Cito Corp. for the premises located at 201 North Salispuedes Street, Suite 101 and 520 East Montecito Street, Suite 200, Santa Barbara, California dated December 3, 1998.

     10.4 Lease Termination Agreement between Registrant and Wright and Company for Suites 1 and 2 located at 6430 Via Real, Carpinteria, California dated September 9, 1999.

     10.45 Related Facility Credit Agreement between the Registrant and The First National Bank of Chicago.

     27     Financial Data Schedule

b)   Reports on Form 8-K

     On June 25, 1999, QAD filed a Current Report on Form 8-K disclosing that we entered into a Second Amendment to Credit Agreement with The First National Bank of Chicago. The amendment was filed as Exhibit 10.1 to the Form 8-K.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QAD INC.
                                    (Registrant)



Date: September 13, 1999            By  /s/ A.J. MOYER
                                        --------------
                                        A.J. Moyer
                                        Chief Financial Officer
                                        (on behalf of the registrant and as
                                        Principal Financial Officer)