Form 10-Q
period 1999-10-31
QAD INC
filed 1999-12-14
CIK 1036188

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 1999
                                  ----------------

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from  ____________________ to _________________________

Commission File Number __________________________________

                                   QAD INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                           77-0105228
(State or other jurisdiction of incorporation or         (IRS Employer Identification No.)
                organization)

                 6450 Via Real, Carpinteria, California  93013
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

The number of shares outstanding of the issuer's common stock as of the close of business on November 30, 1999: 30,327,665.

                                   QAD Inc.
                                     Index

Part I                                                                             Page
         Financial Information
         Item 1    Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   October 31, 1999 and January 31, 1999                            1

                   Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended October 31, 1999 and 1998            2

                   Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended October 31, 1999 and 1998              3

                   Notes to Condensed Consolidated Financial
                   Statements                                                       4

         Item 2    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                    8

         Item 3    Quantitative and Qualitative Disclosures
                   About Market Risk                                               11

Part II

         Other Information

         Item 1    Legal Proceedings                                               12

         Item 2    Changes in Securities and Use of Proceeds                       12

         Item 3    Defaults upon Senior Securities                                 12

         Item 4    Submission of Matters to a Vote of Security Holders             12

         Item 5    Other Information                                               12

         Item 6    Exhibits and Reports on Form 8-K                                12

                        Part I - Financial Information
                                   QAD Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except for share data)

                                    Assets
                                                                         October 31,       January 31,
                                                                            1999              1999
                                                                        ------------       -----------
                                                                         (Unaudited)
Current assets:
    Cash and equivalents                                                $     13,327       $    16,078
    Short-term cash investments                                                   --             3,000
    Accounts receivable, net                                                  72,808            95,344
    Other current assets                                                      19,596            19,680
                                                                        ------------       -----------
        Total current assets                                                 105,731           134,102

Property and equipment, net                                                   33,303            36,835
Goodwill and intangibles, net                                                 25,148            25,152
Other assets                                                                   4,444             3,966
                                                                        ------------       -----------
        Total assets                                                    $    168,626       $   200,055
                                                                        ============       ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Notes payable                                                       $        566       $     7,166
    Accounts payable                                                          12,194            16,314
    Accrued expenses                                                          27,283            29,933
    Deferred revenue and deposits                                             48,601            59,946
                                                                        ------------       -----------
        Total current liabilities                                             88,644           113,359

Long-term debt                                                                17,192             6,526
Other liabilities                                                              1,352               741
Commitments and contingencies                                                     --                --

Stockholders' equity:
    Preferred stock, $0.001 par value.  Authorized 5,000,000 shares;
        none issued and outstanding                                               --                --
    Common stock, $0.001 par value.  Authorized 150,000,000 shares;
        issued and outstanding 30,320,165 at October 31, 1999 and
        29,703,500 at January 31, 1999                                            30                30
    Additional paid-in-capital                                               100,090            99,566
    Accumulated deficit                                                      (36,961)          (18,526)
    Receivable from stockholders                                                 (24)              (54)
    Unearned compensation - restricted stock                                    (265)             (970)
    Accumulated other comprehensive loss                                      (1,432)             (617)
                                                                        ------------       -----------
        Total stockholders' equity                                            61,438            79,429
                                                                        ------------       -----------
        Total liabilities and stockholders' equity                      $    168,626       $   200,055
                                                                        ============       ===========

     See accompanying notes to condensed consolidated financial statements

                                   QAD Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                    Three Months Ended       Nine Months Ended
                                       October 31,              October 31,
                                   --------------------    --------------------
                                     1999        1998        1999        1998
                                   --------    --------    --------    --------
Revenue:
    License fees                   $ 20,634    $ 17,071    $ 61,657    $ 72,918
    Maintenance and other            22,118      16,902      66,402      49,079
    Services                         13,976       2,462      40,321       5,987
                                   --------    --------    --------    --------
     Total revenue                   56,728      36,435     168,380     127,984
Cost of revenue                      24,834      11,359      76,601      33,885
                                   --------    --------    --------    --------
Gross margin                         31,894      25,076      91,779      94,099
Operating expenses:
    Sales and marketing              18,847      24,143      58,926      69,567
    Research and development          8,528      14,012      25,991      38,552
    General and administrative        5,995       5,394      19,212      17,137
    Restructuring charge                 --       1,889       1,152       1,889
                                   --------    --------    --------    --------
      Total operating expenses       33,370      45,438     105,281     127,145
                                   --------    --------    --------    --------
Operating loss                       (1,476)    (20,362)    (13,502)    (33,046)

Other (income) expense:
    Interest income                     (82)       (423)       (294)     (2,072)
    Interest expense                    548         153       1,341         254
    Other, net                         (114)        131          49        (170)
                                   --------    --------    --------    --------
                                        352        (139)      1,096      (1,988)
                                   --------    --------    --------    --------
Loss before income taxes             (1,828)    (20,223)    (14,598)    (31,058)

Income tax provision                  2,681       4,117       3,823          --
                                   --------    --------    --------    --------
Net loss                           $ (4,509)   $(24,340)   $(18,421)   $(31,058)
                                   ========    ========    ========    ========
Basic and diluted
     net loss per share            $  (0.15)   $  (0.83)   $  (0.61)   $  (1.06)
                                   ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements

                                    QAD Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                    Nine Months Ended
                                                                        October 31,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ----------    ----------
Net cash used in operating activities                            $   (3,068)   $  (17,044)

Cash flows from investing activities:
     Purchase of property and equipment                              (4,747)      (15,270)
     Capitalized software development costs                          (2,126)       (3,524)
     Proceeds from sale of short-term investments                     3,000            --
     Acquisition of businesses, net of cash acquired                    (81)       (6,022)
     Other, net                                                        (414)           12
                                                                 ----------    ----------
Net cash used in investing activities                                (4,368)      (24,804)

Cash flows from financing activities:
     Proceeds from notes payable and long-term debt                  17,109            --
     Repayment of notes payable and long-term debt                  (12,720)         (225)
     Issuance of common stock for cash                                1,162         1,288
     Repurchase of common stock                                         (67)         (944)
     Other, net                                                          16           325
                                                                 ----------    ----------
Net cash provided by financing activities                             5,500           444

Effect of exchange rates on cash and equivalents                       (815)         (415)
                                                                 ----------    ----------
 Net decrease in cash and equivalents                                (2,751)      (41,819)
Cash and equivalents at beginning of period                          16,078        70,082
                                                                 ----------    ----------
 Cash and equivalents at end of period                           $   13,327    $   28,263
                                                                 ==========    ==========

     See accompanying notes to condensed consolidated financial statements

                                   QAD Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of reclassifications and normal recurring adjustments) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in our Form 10-K for the year ended January 31, 1999. The results of operations for the nine months ended October 31, 1999 are not necessarily indicative of the results to be expected for the year ending January 31, 2000.

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

2.   Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive income
(loss) are as follows (in thousands):

                                                    Three Months Ended              Nine Months Ended
                                                        October 31,                     October 31,
                                                  ----------------------         ----------------------
                                                    1999          1998             1999          1998
                                                  --------      --------         --------     ---------
 Net loss                                          $(4,509)     $(24,340)        $(18,421)    $(31,058)
 Foreign currency translation adjustments             (139)         (331)            (815)        (466)
                                                   -------      --------         --------     --------
 Comprehensive loss                                $(4,648)     $(24,671)        $(19,236)    $(31,524)
                                                   =======      ========         ========     ========

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

                                                Three Months Ended                 Nine Months Ended
                                                    October 31,                        October 31,
                                             -----------------------            -----------------------
                                               1999          1998                 1999           1998
                                             --------      ---------            ---------     ---------
Numerator:
    Net loss                                 $ (4,509)     $ (24,340)           $ (18,421)    $ (31,058)
                                             ========      =========            =========     =========

Denominator:
    Weighted average basic
      shares outstanding                       30,272         29,454               30,126        29,271

    Effect of dilutive options                     --             --                   --            --
                                             --------      ---------            ---------     ---------
    Weighted average diluted
      shares outstanding                       30,272         29,454               30,126        29,271
                                             ========      =========            =========     =========

    Basic and diluted
      loss per share                         $  (0.15)     $   (0.83)           $   (0.61)    $   (1.06)
                                             ========      =========            =========     =========

Common stock equivalents of approximately 143,000 and 160,000 for the three and nine months ended October 31, 1999 and 652,000 and 870,000 for the three and nine months ended October 31, 1998, respectively, were not included in the diluted calculations because, due to the net loss positions, they were anti-dilutive.


4.   Notes Payable and Long-Term Debt


                                                   October 31,    January 31,
(In thousands)                                        1999           1999
                                                   -----------    -----------
Line of credit                                     $    16,980    $        --
Subordinated notes                                          --         12,362
Capitalized leases                                         658          1,102
Other                                                      120            228
                                                   -----------    -----------
                                                        17,758         13,692
   Less current maturities                                 566          7,166
                                                   -----------    -----------
   Total long-term debt                            $    17,192    $     6,526
                                                   ===========    ===========

In April 1999, we entered into a secured credit agreement with Bank One, formerly known as The First National Bank of Chicago, which expires and will be due on April 18, 2002. The maximum amount that can be borrowed under this credit agreement is subject to terms of the borrowing base, measured on a monthly basis, up to a maximum of $30 million as of October 31, 1999. Eight million of the available borrowing base was available and unutilized at October 31, 1999. This credit agreement is secured by certain QAD assets and can be terminated voluntarily by us. Borrowings under this credit agreement bear interest equal to the LIBOR plus 2.50 percent or ABR plus 1.00 percent. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus
0.50 percent. As of October 31, 1999, the rate was 7.9075 percent based on a LIBOR of 5.4075 plus 2.50 percent. We pay an annual commitment fee of 0.625 percent calculated on the average unused portion of the $30 million.

On November 8, 1999, we raised an additional $5 million of long-term debt via a promissory note with First Credit Bank, a California Banking Corporation, secured by our real property located on Ortega Hill Road, Summerland, California. The note has a 5-year maturity, and carries a variable interest rate based on the prime rate plus 2.5%. The initial rate was set at 10.75%. The principal amortizes at a rate of $20,000 per month, with the balance due at maturity on November 8, 2004. Concurrently with this financing, the commitment under our revolving credit facility with Bank One was reduced by $5 million to $25 million.

In April 1999, the subordinated notes, which were outstanding at January 31, 1999 totaling $12.4 million in principal amount, were repaid. We funded the payoff of the subordinated notes with a draw on the Bank One line of credit.

As of October 31, 1999, we did not meet one of our bank covenants, but obtained a waiver from Bank One.

5.   Restructuring Charge

In response to changes in customers' manufacturing capital software spending patterns during fiscal year 1999, we undertook a restructuring program that would, among other things, more closely align costs with sales expectations.
The program included the consolidation of certain facilities and an approximate reduction of 230 positions across a broad cross-section of QAD. The restructuring plan, which resulted in a fiscal year 1999 charge of $4.3 million, was continued in fiscal year 2000 with an additional $1.2 million charge in the quarter ended July 31, 1999. This charge was comprised of $0.9 million in employee reduction costs and $0.3 million of facility consolidation costs. As of October 31, 1999, $4.5 million of the total $5.5 million restructuring charge was utilized and we expect to pay the remaining balance by January 31, 2003.
The liability was increased by $0.1 million during the nine months ended October 31, 1999 to reflect changes in estimates used in determining the January 31, 1999 balance.

6.   Business Acquisitions

During the nine months ended October 31, 1999, we acquired certain assets and liabilities of two businesses:

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

QAD operates in regions or geographic operating segments. Operations for the North America region include the United States and Canada. Operations for the Europe region also include sales to customers in the Middle East and Africa, while operations for the Asia Pacific region include sales to customers in Australia and New Zealand.

Operating income attributable to each operating segment is based upon the management assignment of costs. Regional cost of revenue includes the cost of goods produced by the Company's manufacturing operations at the transfer price charged to the distribution operation. Income from manufacturing operations is included in the Corporate operating segment. Research and development costs are also included in the Corporate operating segment. Identifiable assets are assigned by region based upon the location of each legal entity.

During fiscal year 2000, management changed the composition of its reportable segments for operating income (loss). The prior periods have not been restated as it is impracticable to do so.

                                                  Three Months Ended                         Nine Months Ended
                                                       October 31,                              October 31,
                                             ---------------------------------       ---------------------------------
     (In thousands)                              1999                 1998                1999                1998
                                             ------------         ------------        ------------        ------------
     Revenue
     -------
     North America                           $ 27,736             $ 21,061            $ 73,638            $ 76,185
     Europe                                    18,349                8,634              60,466              29,817
     Asia Pacific                               7,752                5,965              24,988              19,349
     Latin America                              2,891                  775               9,288               2,633
                                             --------             --------            --------            --------
                                             $ 56,728             $ 36,435            $168,380            $127,984
                                             ========             ========            ========            ========

     Operating Income (Loss):
     ------------------------
     North America                           $    791                                 $ (2,649)
     Europe                                    (1,525)                                  (2,472)
     Asia Pacific                              (1,209)                                  (1,893)
     Latin America                               (451)                                    (860)
     Corporate                                    918                                   (4,476)
     Restructuring Charge                          --                                   (1,152)
                                             --------                                 --------
                                             $ (1,476)                                $(13,502)
                                             ========                                 ========

                                              October 31,          January 31,
                                                 1999                1999
                                             ------------         ------------
     Identifiable Assets:
     --------------------
     North America                               $ 74,700             $ 87,128
     Europe                                        64,263               83,850
     Asia Pacific                                  21,211               17,811
     Latin America                                  8,452               11,266
                                             ------------         ------------
                                                 $168,626             $200,055
                                             ============         ============

                                    QAD Inc.
    Management's Discussion & Analysis of Financial Condition and Results of
                                   Operations

The following discussion should be read in conjunction with the condensed consolidated statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and trend projections. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of QAD. Some forward-looking statements may be identified by use of such terms as "believes," "anticipates," "intends," "plans," "expects" or similar language indicating the expression of an opinion or view concerning the future.

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

Total Revenue. Total revenue for the three months ended October 31, 1999 increased 56% to $56.7 million from $36.4 million in the same period in 1998. Total revenue for the nine months ended October 31, 1999 increased 32% to $168.4 million from $128.0 million in the same period in 1998. License revenue increased 21% during the three months ended October 31, 1999 and decreased 15% during the nine months ended October 31, 1999 compared to the same periods in 1998. We believe the year-to-date decline stemmed primarily from manufacturers' decisions to delay capital spending due to concerns over Year 2000 readiness. The third quarter increase reflects the growing demand for our web-enabled MFG/PRO 9.0, as well as signs that the Year 2000 impact may be softening.

Maintenance and other revenue increased 31% and 35% for the three and nine months ended October 31, 1999 versus the comparable prior year periods, primarily due to the growing installed base. Services revenue increased 468% and 573% during the three and nine months ended October 31, 1999 compared to the same periods in 1998. This growth is attributable to a new emphasis on services that began in late fiscal year 1999 with the acquisition of several QAD distributors and the launch of our QAD Global Services business.

Cost of Revenue. Cost of revenue consists primarily of charges incurred from reselling third-party databases (and associated maintenance contracts) which are required to run MFG/PRO software, the performance of software service and
support contracts and costs to reproduce and deliver QAD software.   During the
three months ended October 31, 1999, cost of revenue increased 119% to $24.8 million (44% of total revenue) from $11.4 million (31% of total revenue) in the same period in 1998. During the nine months ended October 31, 1999, cost of revenue increased 126% to $76.6 million (45% of total revenue) from $33.9 million (26% of total revenue) in the same period in 1998. The increase as a percentage of total revenue was primarily due to a shift in revenue mix toward the lower margin services business, as well as toward externally sourced licenses which carry royalty costs.

Sales and Marketing. During the three months ended October 31, 1999, sales and marketing expense decreased 22% to $18.8 million (33% of total revenue) from $24.1 million (66% of total revenue) compared to the same period last year. During the nine months ended October 31, 1999, sales and marketing expense decreased 15% to $58.9 million (35% of total revenue) from $69.6 million (54% of total revenue) compared to the same period last year. The decreased spending was primarily due to reduced personnel and directly related costs resulting from the restructuring program which began in late fiscal year 1999.

Research and Development. During the three months ended October 31, 1999, research and development expense decreased 39% to $8.5 million (15% of total revenue) from $14.0 million (38% of total revenue) in the same period in the prior year. During the nine months ended October 31, 1999, research and development expense decreased 33% to $26.0 million (15% of total revenue) from $38.6 million (30% of total revenue) compared to the same period last year. The decrease was primarily due to a reduction in the utilization of third-party developers, as well as the transfer of research and development personnel into revenue-generating positions within the Global Services organization in late fiscal year 1999.

General and Administrative. During the three months ended October 31, 1999, general and administrative expense increased 11% to $6.0 million (11% of total revenue) from $5.4 million (15% of total revenue) in the same period in 1998. During the nine months ended October 31, 1999, general and administrative expense increased 12% to $19.2 million (11% of total revenue) from $17.1 million (13% of total revenue) in the same period in 1998. The increase in absolute dollars resulted primarily from incremental expense related to the distributors acquired in late fiscal year 1999, including $2.1 million in year-to-date amortization expense for the acquired intangible assets. This increase was partially offset by a reduction in workforce related to the restructuring program implemented in late fiscal year 1999.

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

Other (Income) Expense. Total other (income) expense is composed primarily of interest income, interest expense, minority interest and foreign exchange transaction gains and losses. During the three months ended October 31 1999, other (income) expense decreased to $0.4 million from $(0.1) million. During the nine months ended October 31, 1999, other (income) expense decreased to $1.1 million from $(2.0) million. The decrease was primarily due to significantly reduced interest income related to less invested cash and increased interest expense on higher debt levels.

Income Taxes. We recorded an income tax provision of $2.7 million and $3.8 million for the three and nine months ended October 31, 1999. We have provided a tax provision in tax jurisdictions in which profits have been reported for the nine months ended October 31, 1999. However, we have not provided a tax benefit in tax jurisdictions in which losses have been reported, due to management's determination regarding the uncertainty of realization of those tax benefits in the current year. The income tax provision of $2.7 million for the three months ended October 31, 1999 included $1.3 million of income tax expense related to valuation allowances provided on certain deferred tax assets, as well as the settlement of the IRS audit of the years 1995 and 1996.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. We had working capital of $17.1 million and $20.7 million as of October 31, 1999 and January 31, 1999, respectively. Cash and cash equivalents and short-term investments were $13.3 million and $19.1 million at October 31, 1999 and January 31, 1999, respectively.

Accounts receivable, net of allowance for doubtful accounts, decreased to $72.8 million at October 31, 1999 from $95.3 million at January 31, 1999. Accounts receivable days sales outstanding decreased to 115 days at October 31, 1999 from 131 days at January 31, 1999. We are continuing our focus on sales terms and collection processes to improve cash flows and working capital.

Cash flows used in operating activities were $3.1 million and $17.0 million for the nine months ended October 31, 1999 and 1998, respectively. The fiscal year 2000 decline in cash usage related to the decreased net loss, increased depreciation/amortization and significantly higher accounts receivable collections, partially offset by a decline in the deferred revenue balance.

Cash flows used in investing activities aggregated $4.4 million and $24.8 million in the nine months ended October 31, 1999 and 1998, respectively. The decrease stems primarily from lower capital spending, as well as significantly reduced acquisition activity in fiscal year 2000. Cash flows provided by financing activities totaled $5.5 million and $0.4 million for the nine months ended October 31, 1999 and 1998, respectively, and were comprised of net proceeds from borrowings and issuance of common stock. At October 31, 1999, we had no material commitments for capital expenditures.

In April 1999, we entered into a secured credit agreement with Bank One, formerly known as The First National Bank of Chicago, which expires and will be due on April 18, 2002. The maximum amount that can be borrowed under this credit agreement is subject to terms of the borrowing base, measured on a monthly basis, up to a maximum of $30 million as of October 31, 1999. Eight million of the available borrowing base was available and unutilized at October 31, 1999. This credit agreement is secured by certain QAD assets and can be terminated voluntarily by us. Borrowings under this credit agreement bear interest equal to the LIBOR plus 2.50 percent or ABR plus 1.00 percent. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus
0.50 percent. As of October 31, 1999, the rate was 7.9075 percent based on a LIBOR of 5.4075 plus 2.50 percent. We pay an annual commitment fee of 0.625 percent calculated on the average unused portion of the $30 million.

On November 8, 1999, we raised an additional $5 million of long-term debt via a promissory note with First Credit Bank, a California Banking Corporation, secured by our real property located on Ortega Hill Road, Summerland, California. The note has a 5-year maturity, and carries a variable interest rate based on the prime plus 2.5%. The initial rate was set at 10.75%. The principal amortizes at a rate of $20,000 per month, with the balance due at maturity on November 8, 2004. Concurrently with this financing the commitment under our revolving credit facility with Bank One was reduced by $5 million to $25 million.

As of October 31, 1999, we did not meet one of our bank covenants, but obtained a waiver for Bank One.

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

For our information technology (IT) systems, excluding our proprietary software products which QAD believes to be generally Y2K compliant currently, and our non-IT systems, we have completed the first four phases with regard to our state of readiness. For our third-party products that constitute material relationships, we are essentially complete with the first four phases, which encompass "Technology".

As of October 31, 1999, the direct costs incurred to remediate Y2K issues were not material. Costs directly attributed to our overall Y2K program are estimated to be approximately $1.0 million.

Significant uncertainty exists in the software industry concerning the potential effects associated with Y2K readiness. Although we currently offer software products that are designed and have been tested to be ready for the Year 2000, there can be no assurance that our software products contain all necessary date code changes. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Y2K issues. It is uncertain whether, or to what extent, this type of litigation may affect us. Additionally, third-party software, computer and other equipment used internally may materially impact us if it is not Y2K compliant. Our operations may be at risk if our suppliers and other third-parties fail to adequately address the problem or if software conversions result in system incompatibilities. This issue could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. To the extent that either QAD or a third-party vendor or service provider on which we rely does not achieve Y2K readiness, we may be adversely impacted. As part of the five-phase process outlined above, we are developing specific contingency plans in connection with the assessment and resolution of the risks identified. We have established certain IT contingency plans, and we are continuing to develop additional plans regarding each specific area of risk associated with this issue as part of our Y2K program. We also hold insurance coverage for errors and omissions, which includes coverage for customer claims associated with certain Y2K issues.

                                   QAD Inc.
          Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange. QAD is subject to risks typical of a global business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. Historically, our revenue from international operations has primarily been denominated in United States dollars. We have generally priced our products in United States dollars and over 90 percent of our sales in the fiscal years 1997, 1998 and 1999, were denominated in United States dollars, with the remainder in approximately ten different currencies. Due to recent acquisitions of several international distributors and the launch of the QAD Global Services business, we expect that a growing percentage of our business will be conducted in currencies other than the United States dollar.
We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the other currencies in which we generate revenue could adversely affect us. While we may in the future change our pricing practices, an increase in the value of the United States dollar relative to foreign currencies could make QAD software products more expensive and, therefore, less competitive in other markets.

Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparison of our reported results of operations. For the nine months ended October 31, 1999 and 1998, net gains from foreign currency transactions and remeasurement adjustments for those foreign entities whose books of record are not maintained in the functional currency totaled $0.1 million and $0.2 million, respectively. Due to the constantly changing currency exposures and the volatility of currency exchange rates, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results. We continue to evaluate our currency management policies. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future as we deem appropriate.

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

                          Part II - Other Information
                                   QAD Inc.


Item 1 - Legal Proceedings

         Not applicable

Item 2 - Changes in Securities and Use of Proceeds

         Not applicable

Item 3 - Defaults upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits

         27  Financial Data Schedule

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended October 31, 1999.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QAD INC.
                                 (Registrant)


Date: December 14, 1999         By  /s/ A.J. MOYER
                                    --------------
                                    A.J. Moyer
                                    Chief Financial Officer
                                    (on behalf of the registrant and as
                                    Principal Financial Officer