Form 10-K405
period 2000-01-31
QAD INC
filed 2000-04-28
CIK 1036188

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-22823
                            ------------------------

                                    QAD INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        77-0105228
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer Identification No.)
              or Organization)

                                 6450 VIA REAL
                         CARPINTERIA, CALIFORNIA 93013
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (805) 684-6614

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. /X/

    The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock in the Nasdaq National Market on April 10, 2000, was approximately $270,205,772. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes. The number of outstanding shares of the registrant's common stock as of the close of business on April 10, 2000 was 33,256,095.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on June 8, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    QAD INC.
                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                              PAGE
                                                                            --------
PART I
    ITEM 1.   BUSINESS....................................................      1
    ITEM 2.   PROPERTIES..................................................     14
    ITEM 3.   LEGAL PROCEEDINGS...........................................     15
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     15

PART II
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.......................................     15
    ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share
                data).....................................................     16
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................     16
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISKS.....................................................     26
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     27
    ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE..................................     27

PART III
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     27
    ITEM 11.  EXECUTIVE COMPENSATION......................................     27
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT................................................     27
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     27

PART IV
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K.......................................................     28

FORWARD LOOKING STATEMENT

    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. QAD undertakes no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents QAD files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2001.

                                     PART I

ITEM 1. BUSINESS

    Historically, QAD has been recognized as a provider of supply chain enabled ERP (enterprise resource planning) software. However, with the advent of e-business, we are expanding our products and services to meet the demands of today's market. Our e-business solutions build on our core competency in multisite operations by addressing order flow management requirements of the Internet age. Our products have the flexibility and scalability that companies need to quickly and successfully adapt to growth, organizational change, technological advances, market shifts and other challenges. Our service practice also provides a mix of expertise and resources to help our customers make a successful transformation to e-business.

    Our applications address both internally and externally focused business processes required to conduct business. Our MFG/PRO software is a suite of enterprise applications--including manufacturing, distribution, finance and customer service--specifically designed for deployment at the plant/site level. QAD APS (advanced planning and scheduling) software, formerly a part of the QAD On/Q suite of applications, enables companies to improve planning processes and asset utilization through supply chain optimization. QAD eQ software, also formerly a part of QAD On/Q, allows businesses to effectively manage B2B (business-to-business) collaborative relationships with customers, suppliers, and digital communities using the most advanced Internet technologies.

    Our services comprise a set of consulting practices focused on bringing value-added services to our customers by a common set of policies and processes within a global infrastructure. Our practices include:

    - support services, which deliver solution-centered online support

    - learning services, which empower our customers through training and education

    - technical services, which offer technical expertise and performance tuning

    - implementation services, which provide project management, application consulting and quality assurance

In addition, our customers enjoy the benefit of an extensive network of QAD-certified alliances designed to extend our reach.

    Our targeted industries include the automotive, consumer products, electronics/industrial, food and beverage and medical sectors. As of January 31, 2000, QAD software was licensed at more than 4,800 sites in more than 80 countries.

Our customers include:

AT&T Wireless
Colgate-Palmolive
Eaton/Aeroquip
Firmenich
Ford Motor Company
Framatome Connectors
  International
Genzyme
Johnson Controls
Johnson & Johnson
Kraft
Lear Seating
Lucent Technologies
Matsushita
Nestle
Philips Electronics
St. Jude Medical
Schlumberger
Stryker
TaylorMade Golf
Unilever

    "QAD," "QAD APS" and "QAD eQ" are trademarks and "MFG/PRO" is a registered trademark of QAD Inc. This Annual Report on Form 10-K also contains trademarks and registered trademarks of persons and companies other than QAD.

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

    The Internet is impacting competition and the structure of supply chains, driving costs further down and increasing the demand for customer-focused ways of doing business. In order to respond, companies need to rethink their business models and implement solutions that can keep up with the increased rate of change. In our view, e-business goes beyond the Internet and includes all electronic buying, selling and collaboration, supported by a foundation of enterprise applications. We believe e-business impacts each segment of the enterprise software market--corporate, plant/operations and supply chain.

    Traditional ERP software enables the integration and management of critical data within an enterprise and supports internal business processes such as sales order management, procurement, inventory management, manufacturing control, project management, distribution and finance. Complementary to that, traditional supply chain management software, such as APS, enables companies to make decisions related to the optimization of supply chains by using data from traditional ERP systems.

    Today, companies are looking for e-business solutions that help manage the supply chain by enhancing the flow of information to and from customers, suppliers and other business partners outside the enterprise. These solutions rely on the Internet as a vehicle for achieving collaboration. In addition, companies need to replace legacy plant/operations-level solutions, including those in place because of corporate mandated Y2K lockdowns.

    CORPORATE ENTERPRISE SOLUTIONS. Corporate enterprise solutions are primarily focused on the consolidated information needs of Fortune 1000 companies. Leading vendors include Oracle, SAP and Peoplesoft. The broad scope, significant cost of ownership, and limited flexibility of traditional corporate enterprise solutions limits their effectiveness in addressing the needs of individual plants or divisions. The rollout of corporate ERP solutions into the plant/operations level of organizations has proven to be difficult, primarily because of the cost of ownership and the need for flexibility and control at the level of the individual plants.

    PLANT/OPERATIONS-LEVEL SOLUTIONS. Plant/operations-level solutions are primarily focused on the specific needs of midrange manufacturing plants and distribution sites or the operations level of global companies. Leading vendors of these solutions include QAD, SAP, J.D. Edwards and Symix Systems. Users of plant-level solutions are looking for highly flexible, full-featured, industry-specific solutions that can be implemented globally, rapidly and cost-effectively and that easily can be made part of the company's overall e-business infrastructure. Because of the complexity of manufacturing environments, e-business startups often are unable to deliver plant/operations-level solutions.

    SUPPLY CHAIN MANAGEMENT SOLUTIONS. Supply chain management applications have expanded to include collaborative functions. Traditional providers of supply chain optimization software typically offer decision support applications that rely on transaction systems such as ERP to hold transaction information. The challenge these vendors face is twofold: a decision support application is not designed for high volume transaction processing and it is not collaborative. New Internet-based collaborative applications reach outside the four walls of the enterprise to enable supply chain partners to interact directly with the manufacturer's transaction system. This new level of supply chain integration results in significant reduction in the cost of operations.

THE QAD STRATEGY

    Our objective is to become the leading provider of e-business solutions for midrange and multinational manufacturing and distribution companies within our targeted markets. Our strategy is to expand our leadership position at the plant and operations level by providing Internet-based applications that not only run internal processes but extend beyond the walls of the enterprise to manage relationships with customers, suppliers and other business partners. The key elements of our strategy for achieving our objective include the following:

    LEVERAGE BEST-IN-CLASS MANUFACTURING APPLICATIONS. As of January 31, 2000, MFG/PRO software was licensed at more than 4,800 sites in over 80 countries. We believe that this is a substantial customer base from which we can leverage future e-business sales. Our plan is to migrate our current installed base of MFG/PRO software customers to our new Internet-based version, MFG/PRO eB and further penetrate the market by gaining new customers within our targeted verticals. In addition, we plan to accelerate the adoption cycle for our QAD eQ, B2B collaborative solution, not only to our existing customers, but to new customers as well.

    BECOME THE B2B COLLABORATIVE APPLICATIONS LEADER. We believe that supply chain management within and outside of the enterprise represents one of the greatest current opportunities for companies to reduce costs and enhance customer relationships. We further believe that, in the age of the Internet, supply chains are becoming more complex and collaborative and are rapidly evolving into vast global value networks that will require a new class of software. Internet-based QAD eQ provides intelligent unattended B2B transaction processing across multi-enterprise supply chains and is designed to help businesses effectively collaborate across their supply chains.

    LEVERAGE GLOBAL NETWORK OF ALLIANCES. We leverage the expertise of distribution, services and technology partners to meet the diverse needs of our customers. We augment our direct sales organization with a global network of approximately 30 distributors and numerous services organizations that offer consulting and implementation services to expand our reach. We plan to leverage our network of distributors and services alliances to further penetrate our vertical markets. In addition, we have entered into a number of joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with our software to deliver a more comprehensive solution for our targeted vertical markets.

    MAINTAIN TECHNOLOGY LEADERSHIP. Our technology strategy is focused on delivering collaboration through open applications that comply with Internet security standards. We believe that interoperability with real-time messaging will remain an important requirement of software applications as organizations seek integrated front-end and back-office solutions comprised of best-in-class applications. We also are committed to delivering quality Internet-based applications that utilize the most advanced technologies such as Java and XML to meet the demand of today's economy.

THE QAD SOLUTION

    In the Internet-driven economy, manufacturing and distribution companies are becoming increasingly customer focused. New customer-driven business models require comprehensive end-to-end e-business solutions that manage all areas of the enterprise--including corporate, plant/operations and collaborative supply chain. Our unique approach to e-business provides companies with an e-business framework built on our established enterprise backbone and integrated with collaborative applications. Because of our open systems architecture, our applications interoperate with legacy systems and other leading applications to give companies best-in-class functionality. The result is a powerful e-business solution that leverages a company's existing IT (information technology) investment, supports their current business model and quickly adapts to new market conditions. We meet customer requirements for e-business in our vertical markets by delivering:

    GLOBAL OPERATIONS FOR MIDRANGE AND MULTINATIONAL COMPANIES. Our reputation for best-in-class manufacturing is supported by a proven track record for successfully deploying comprehensive enterprise solutions in more than 80 countries. Our applications are available in more than 20 languages, incorporate multicurrency capabilities and are tailored to local financial practices and requirements in many of our major markets. Working in concert with our alliances, our services ensure that customers receive the right combination of software and services--including our award-winning customer support available through traditional call centers or through our solution-centered online support site accessible 24 hours a day, seven days a week.

    EXPERTISE AND FUNCTIONALITY FOR KEY VERTICAL MARKETS. Our focus on key vertical markets helped us to achieve leadership positions in the automotive, consumer products, electronics/industrial, food and beverage and medical industries. Our substantial expertise in these markets, together with our strategy of developing Internet-based applications that address industry-specific needs, provide our customers with a competitive advantage. For example, our solutions include features that facilitate:

    - US FDA (Food and Drug Administration) compliance and validation for the medical industry

    - advanced pricing and promotion management for the consumer products industry

    - customer/supplier scheduling via electronic data interchange (EDI) for the automotive industry

    - a product change control module for the electronics /industrial industry

    FLEXIBLE, ADAPTABLE AND EASY TO USE. Our industry-specific e-business solutions give manufacturing and distribution companies the flexibility to modify their software and the ability to adapt their business models to meet dynamic market changes. Because we develop industry-specific features, many through customer-driven development groups, customization of the software is minimized, which means our customers are able to access the functionality they need the day their system goes live. The architecture of our software, together with our focus and expertise in our key vertical markets, enables a rapid time-to-benefit.

    CONNECTIVITY FOR COLLABORATION. We understand that businesses want to connect their people, products, partners, suppliers, and customers to create a highly collaborative business model that helps them leverage relationships and define the rules of their marketplace. Because of our open system approach, we work closely with the OAGIS (Open Applications Group Integration Specification) consortium and use the most advanced Internet technologies, such as XML and Java, to deliver truly open, interoperable e-business solutions. We believe that a collaborative supply chain model improves a company's ability to manage and service a large volume of personalized and organizational relationships and gives them the power to conduct intelligent unattended B2B order management.

    INTERNET EXCHANGES. Internet exchanges match up supply and demand transactions as they come in. QAD eQ collaborative applications are based on the concept of Internet exchanges and give businesses the ability to monitor customer/supplier transactions and optimize their supply chains dynamically.

    GLOBAL SERVICE AND SUPPORT. We believe that a high level of global service and support is a critical component of our e-business solutions. Last year we responded to customer requests for more direct involvement in their system solutions by establishing QAD services. Working in concert with a global network of QAD-certified service alliance partners, QAD services ensure that QAD customers receive the right combination of software and services. QAD services include:

    - support services, which deliver solution-centered online support

    - learning services, which empower our customers through training and education

    - technical services, which offer technical expertise and performance tuning

    - implementation services, which provide project management, application consulting and quality assurance

PRODUCTS AND SERVICES

    We target our products and services to manufacturing and distribution companies within the automotive, consumer products, electronics/industrial, food and beverage and medical industries. Our products and services address the needs of midrange and large multinational companies.

    - Our MFG/PRO software provides companies with an integrated enterprise solution within an open systems environment.

    - QAD Advanced Planning and Scheduling (APS) software enables companies to optimize their supply chains.

    - QAD eQ software is designed to give companies an Internet-based B2B (business-to-business) order management solution that extends the company's enterprise application to its business partners to enable collaboration on the execution of transactions.

    MFG/PRO

        A foundation for e-business, as well as a best-in-class manufacturing solution, MFG/PRO software includes an integrated set of manufacturing, distribution, financial and customer service applications designed to address the needs of customers in our targeted vertical markets. Some of these applications include unique, industry-specific features that were developed through our customer development groups. Because of our open systems approach, MFG/PRO interoperates with legacy systems and other leading enterprise applications to give companies best-in-class functionality.

        MFG/PRO software supports multiple currencies and global tax management and is tailored to financial practices and requirements in many of our major geographic markets. MFG/PRO software supports more than 20 languages, including most major European languages, Japanese, Chinese and Korean.

        MFG/PRO software operates in both host and distributed, client/server and browser-based computing environments and supports single or multiple sites, as well as multiple production and operational processes. These capabilities enable midrange and large multinational manufacturers to manage multiple hybrid production methods within a single organization or a single production site and they also provide the flexibility to adapt to additional sites and processes as an organization's business evolves.

        Accessible through a Web browser, MFG/PRO includes an easily deployable Java platform interface that minimizes internal system traffic and provides low-cost system access over a WAN (wide area network).

        MFG/PRO software includes several applications that enable our customers to open up their business system infrastructures for e-business. These applications, including Q/LinQ and EDI eCommerce, provide interoperability with other applications both inside and outside the enterprise. These software applications are often delivered in conjunction with QAD services. Our sales have generally consisted of MFG/PRO software, services and related maintenance.

    QAD ADVANCED PLANNING AND SCHEDULING (APS)

        QAD APS products include Supply Chain Optimizer, Factory Optimizer and Demand Planner. In 1999, we developed integrations to these software products to extend and leverage the capabilities of our enterprise application, MFG/PRO. QAD Advanced Planning and Scheduling (APS) was formerly a part of QAD On/Q.

        Our Supply Chain Optimizer enables the enterprise to synchronize global purchasing, manufacturing, product flow and distribution while adhering to the strategic corporate planning objectives. It is designed to achieve company objectives through dynamic and simultaneous consideration of material and capacity cost constraints.

        Our Factory Optimizer enables manufacturing managers and planners to optimize manufacturing plans, simultaneously considering capacity, material and customer constraints.

        Our Demand Planner enables planners to collaborate on producing both demand and supply plans based on historical demand patterns, causal factors, marketing plans and other enterprise knowledge. Through a thin-client Java UI (user interface), it supports collaborative planning within the enterprise and with external suppliers and customers.

        We have developed application programming interfaces (APIs) between MFG/PRO and QAD APS product lines. As a result we provide our customers a single source for an integrated solution of best-in-class manufacturing and supply chain optimization.

    QAD EQ

        QAD eQ, formerly a part of QAD On/Q, is a B2B (business-to-business), Internet order management application. QAD eQ supports a manufacturer's e-business transformation through an innovative combination of customer and supplier relationship management functions and Internet order management capabilities. Unlike traditional ERP systems, QAD eQ is externally focused and built for the Internet. QAD eQ can integrate with enterprise systems (including MFG/PRO) through an open message-based architecture using the OAGIS (Open Applications Group Integration Specification) model. QAD eQ is built in Java using XML and designed to meet the security requirements of Internet transactions.

        QAD eQ allows a company to model its supply chains and the rules and relationships that describe the preferences of its trading partners. QAD eQ uses this relationship model to decide how a particular incoming order should be handled. Supply chains change frequently, so the relationship management function is flexible and easily adaptable to handle dynamic environments.

        We believe that QAD eQ is currently unique in the industry due to the following:

       - relationship management

       - internet exchanges

       - integration with enterprise solutions, including MFG/PRO

       These characteristics give manufacturers the ability to take an order--unattended, at a single place, using one of many electronic conduits--and deliver the order intelligently to suppliers inside and outside of the enterprise.

    We believe that the combination of QAD eQ, MFG/PRO and QAD APS is a well positioned, end-to-end e-business solution that gives our customers a competitive advantage.

NEW PRODUCT INITIATIVES

    INTRODUCE PREPACKAGED E-BUSINESS SOLUTIONS FOR THE MIDMARKET. PowerSystem is a prepackaged solution jointly offered with IBM and Cisco Systems, that combines QAD's industry-specific enterprise software with IBM Nefinity and RS/6000 servers and Cisco networking. The result is a complete manufacturing and distribution system well suited to the needs of midrange companies. Because it is pre-configured and pre-tested, PowerSystem, can be implemented very quickly and at low cost. To support e-business requirements, a new release of the product, PowerSystem eBusiness, will integrate QAD and IBM technology to provide a browser-based storefront shopping cart to support B2B and B2C (business-to-consumer) transactions.

    CREATE AND ADOPT NEW SOLUTION PRICING MODELS. QAD intends to develop alternative pricing models to reflect the changes in the way companies purchase enterprise systems. To better serve companies looking to outsource their IT systems, most notably small to mid-size companies, we are developing plans to offer our Internet-based applications through application service providers
(ASPs), whose transaction-based fees offer an attractive alternative for companies not wanting to invest heavily in an IT infrastructure. In addition, we are developing plans to make our Internet-based applications available for trading exchanges.

QAD PRODUCT ALLIANCES

    We have a number of ongoing business alliances to extend the functionality of QAD software through the addition of integrated best-in-class applications. We also have entered into a number of joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software to deliver more complete solutions for our targeted vertical markets. Our partners include Adexa, Inc. and Progress Software Corporation.

QAD SERVICES

    Twenty-two percent of our revenue in fiscal 2000 was derived from services. Our service business combines the efforts of our various practices with the extended service capabilities we gained through distributor acquisitions. In 1999, QAD services added a broad range of practices to support and enhance our product lines and to help our customers make a smooth transition to e-business. These services include:

    - support services, which deliver solution-centered online support

    - learning services, which empower our customers through training and education

    - technical services, which offer technical expertise and performance tuning

    - implementation services, which provide project management, application consulting and quality assurance

TECHNOLOGY

    We have developed MFG/PRO software with a commercially available, fourth-generation language and tool set marketed by Progress Software that works with relational databases provided by Oracle and Progress. MFG/PRO software is now taking advantage of advances in Progress software that open up this fourth-generation language to access by Sun's Java language. MFG/PRO 9.0 features an Internet-enabled Java user interface and an open architecture called QAD/Connects. This provides the following customer benefits:

    - improved connectivity with existing software applications

    - ability to deploy and integrate new best-of-class software applications across the enterprise

    - important connectivity with the Internet

    - secure e-business transactions with trading partners

    In addition to supporting the MFG/PRO traditional user, who works inside the manufacturing enterprise, MFG/PRO 9.0 supports secure access by trading partners, casual Internet shoppers and mobile users through alliance partner products.

    We are continuing to convert our MFG/PRO software modules to Java-interfaced Progress components. We believe this conversion effort will provide value to customers by making MFG/PRO accessible to new types of users and applications.

    MFG/PRO software also operates under the Windows NT and major Unix operating systems.

    QAD eQ is based on technology supplied by Enterprise Engines, Inc., EEI, (acquired by QAD in late 1999) and from Gemstone Systems, Inc. Currently IBM is providing technology and assistance to port QAD eQ to some of IBM's technology platforms, including IBM's SanFrancisco platform.

RESEARCH AND DEVELOPMENT

    MFG/PRO was first introduced in 1986, and we have subsequently released a number of product versions and enhancements. In fiscal 2001, we plan to release MFG/PRO eB. Our principal research and development staff, which is augmented by third-party development resources, is focused on continuing updates and enhancements to our MFG/PRO software, as well as the continual migration of MFG/PRO software to Java-interfaced Progress components and to a Java user interface. We believe that Internet capability for our products will be important to the future success of our ERP and supply chain products. Accordingly, we have developed and will continue to develop Internet-enabled versions of our products through in-house and third-party development.

    We also maintain a separate advanced technology development organization specifically focused on developing our QAD eQ (formerly a part of On/Q) e-business solutions. In late 1999, we acquired the remaining equity in Enterprise Engines, Inc., a firm that had been assisting in the development of logistics software and whose technologies are used in QAD eQ. During fiscal year ended 2000, we delivered the initial release of QAD eQ, which is integrated with Internet-enabled MFG/PRO, also introduced last year.

    As of January 31, 2000, approximately 200 research and development personnel were involved in the development of MFG/PRO, QAD eQ and related third-party product APIs. Our research and development expenses totaled $34.1 million, $48.3 million and $29.3 million in fiscal 2000, 1999 and 1998, respectively.

SALES AND MARKETING

    We sell and support our products and services through direct and indirect sales organizations located throughout the world.

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

    In fiscal 2000, we realigned our sales force to strengthen the focus on our regions and our ability to deliver industry-specific solutions with localizations within those regions. The distributor acquisitions we completed in fiscal years 1999 and 2000 gave us significant local presence in many countries that previously were handled on a global vertical basis. We leveraged the strength of the experienced management of these acquisitions by decentralizing the approach to sales and integrating them with our existing vertical sales management. Within each territory, a focus on our vertical industries is maintained through marketing, local product development and sales training. To reassert our focus on profitability, the new sales operations assumed profit and loss responsibility for most functions in their territory.

    Our sales and marketing strategy includes developing demand for our products by creating visibility for QAD and awareness of our software. We participate in major computer and vertical market industry trade shows, sponsor regional and worldwide user conferences and regional alliance conferences, and advertise in leading business and targeted industry publications.

THIRD-PARTY IMPLEMENTATION PROVIDERS

    QAD has historically followed a strategy of utilizing third parties to provide the majority of implementation and customization services to our customers. In addition to providing consulting, implementation and training services, these third parties also generate sales leads for QAD and participate in the selling process. Strategic implementation and system integration partners include Deloitte & Touche, Origin and TRW. In most cases, our distributors also deliver consulting and integration services. QAD has put in place a certification program for both third-party software partners and services partners assuring the delivery of quality solutions to QAD customers.

    All third-party service partners have separate, non-exclusive agreements with QAD. These agreements typically cover a defined territory for a specific period of time and are renewed (subject to review) upon the expiration of the defined time period. Partners generally are permitted to set their own rates for their services, and QAD does not typically collect a royalty fee from these partners for the services they perform.

    We also enter into similar agreements with our distributor partners that grant these partners the nonexclusive right, within a specified territory, to market, license, deliver and support QAD products. In exchange for granting distributors these rights, we receive a negotiated royalty fee for each license of our software products. We also rely on third parties, primarily distributors, for the development of localizations or interfaces appropriate for the territory in which the distributors operate.

CUSTOMERS

    We target the automotive, consumer products, electronics/industrial, food and beverage and medical sectors worldwide. As of January 31, 2000, QAD software was licensed at more than 4,800 sites in more than 80 countries. No one customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among companies and/or subsidiaries of those companies that have each generated more than $400,000 in software license and maintenance revenue over the last three fiscal years:

AUTOMOTIVE

    Caterpillar, Daewoo, Delphi, Eaton/Aeroquip, Ford Motor Company, Johnson Controls, Lear Corporation, Lucas Varity, Tower Automotive, Webasto

CONSUMER PRODUCTS

    Avery Dennison, Avon, Colgate-Palmolive, Firmenich, Gillette, Hunt Corporation, Sherwin-Williams, TaylorMade Golf, Unilever

ELECTRONICS/INDUSTRIAL

    AT&T Wireless, Black and Decker, Framatone Connectors International (FCI), Ingersoll-Rand, Philips, Sauer Sundstrand, Schlumberger, Sun Microsystems, Synnex, Xerox

FOOD AND BEVERAGE

    Chef America, Coca-Cola, Gorton's, H.J. Heinz Company, Kraft-Jacob Suchard, Quaker Oats, Sun Maid, Rich Foods, United Biscuits, U.S. Sugar

MEDICAL

    Alza, Arterial Vascular, C.R. Bard, Datexo, Genzyme, Johnson & Johnson, Maxxim Medical, Rexall Sundown, St. Jude Medical, Stryker, VISX

CUSTOMER SERVICE AND SUPPORT

    In the age of e-business, high levels of customer care are essential to success. Working in concert with a global network of alliance partners, QAD provides superior customer care worldwide. Our services business combines:

    - support service, which deliver solution-centered online support

    - learning services, which empower our customers through training and education

    - technical services, which offer technical expertise and performance tuning

    - implementation services, which provide project management, application consulting and quality assurance

    Our solution-centered support provides online access to information and customer support seven days a week, 24 hours a day. Our solution-centered support databases contain a wide variety of product information, customer support functionality, answers to frequently asked questions and a search-enabled online knowledge base.

    On a fee basis, we also offer a comprehensive education and training program to our customers, end-users and implementation providers. Classes are offered through in-house facilities at QAD offices in various locations, as well as through on-site training services at customer locations. We also assist implementation providers and customers in developing their own in-house support centers.

COMPETITION

    The enterprise software market is highly competitive, rapidly changing and affected by new product introductions and other market activities of industry participants, including consolidations among industry participants and entry of new participants.

    In the market for corporate enterprise and plant/operations level enterprise applications, QAD MFG/PRO currently competes with:

    - vendors, such as Baan, J.D. Edwards and Symix, that market software focused on the specific needs of manufacturing plants and distribution sites of multinational manufacturing companies

    - other large companies like Oracle and SAP, as well as other business application software vendors, targeting the market for plant/operations-level ERP solutions

    - internal development efforts by corporate information technology departments

    - companies offering standardized or customized products on mainframe and/or midrange computer systems

    In the supply chain optimization market, we compete primarily with companies such as Manugistics, i2 Technologies and Webplan that have developed or are attempting to develop supply chain optimization software based on Advanced Planning and Scheduling technology that complements ERP solutions.

    In the collaborative segment, various vendors from different backgrounds are attempting to stake out their territory. Segment borders move very rapidly and vendors are aggressively acquiring supporting applications to broaden their overall e-business offerings. Vendors are moving into the collaborative e-business space from the following backgrounds:

    - traditional ERP vendors expanding their offerings into e-business

    - traditional supply chain optimization vendors repositioning themselves

    - startup companies in any of the following categories: electronic storefronts, online-procurement, auctions/reverse auctions, business intelligence

    Because of their heritage and the relative immaturity of the market, each of the above categories of vendors is challenged to deliver an end-to-end solution for e-business.

    QAD believes QAD eQ is well positioned to succeed in the collaborative segment for the following reasons:

    - we have developed and delivered an integrated application suite, QAD eQ, based on a new and proven technology

    - QAD eQ functionality is enriched by the depth of our experience with our vertical markets

    - QAD eQ is backed by our global delivery capabilities

    As the e-business solution market continues to develop, companies with significantly greater resources could attempt to increase their presence in these markets by acquiring or forming strategic alliances with our competitors or with our current or potential partners. The dynamic nature of the emerging e-business market space leads us to believe that numerous smaller but well-capitalized vendors are certain to emerge as strong competitors.

    Increased competition in these markets is likely to result in price reductions, reduced operating margins and loss of market share, any one of which could adversely affect us. Many of our present or future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than we do. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Although we believe we offer and will continue to offer products that are competitive, we can make no assurance that we will be able to compete successfully with existing or new competitors or that competition will not adversely affect us.

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

    The pricing policy under each license is based on a standard price list and may vary based on parameters such as the number of end-users, number of sites, number of modules, number of languages, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD. We have no patents or pending patent applications.

    To facilitate the customization required by most of our customers, we generally license our MFG/PRO software to end-users in both object code (machine-readable) and source code (human-readable) format. While this practice facilitates customization, making software available in source code also makes it easier for third parties to copy or modify our software for non-permitted purposes. Distributors or other persons may independently develop a modified version of our software. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third parties.

    We believe that these measures afford only limited protection. Despite our efforts, it may be possible for third parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized copying or use, which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours.

    WE MAY BE FACED WITH OR NEED TO BRING INFRINGEMENT CLAIMS TO PROTECT OUR RIGHTS. We have in the past been subject to claims of intellectual property infringement and may increasingly be subject to these types of claims as the number of products and competitors in our targeted vertical markets grows and the functionality of products in other industry segments overlaps. Although we do not believe that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. In addition, we periodically acquire intellectual property from third parties. In some instances this intellectual property is prepared on a work-for-hire or similar basis, and in some instances we license the intellectual property. We have in the past and expect to in the future to be party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have an adverse effect upon us. We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.

    OUR INTELLECTUAL PROPERTY RIGHTS MAY BE SIGNIFICANTLY AFFECTED BY THIRD-PARTY RELATIONSHIPS AND ACTIONS. We have in the past and may in the future resell certain software, which we license from third parties. In addition, we have in the past and may in the future jointly develop software in which we will have co-ownership or cross-licensing rights. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that: 1) provide us with the third-party software we require, 2) provide adequate functionality in our products, on terms that adequately protect QAD's proprietary rights, or 3) are commercially favorable to us. The loss of or inability to maintain or obtain any of these software licenses, including a loss as a result of a third-party infringement claim, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed and integrated.

    WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS. While our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that the limitation of liability provisions may not be effective under the laws of some jurisdictions. Although we have not experienced any product liability claims to date, we may be subject to claims in the future. We have an errors and omissions insurance policy with a sublimit for Y2K related claims. However, this insurance may not continue to be available to us on commercially reasonable terms, or at all. A successful product liability or errors or omissions claim brought against us could have an adverse effect us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have an adverse effect on us.

EMPLOYEES

    As of January 31, 2000, we had approximately 1,550 full-time employees of which approximately 200 were in research and development, 700 were in support and services, 400 were in sales and marketing, and 250 were in administration. Most of our employees are not represented by collective bargaining agreements, with the exception of certain employees of our Netherlands and France subsidiaries who are represented by statutory Works Councils as required under the local laws. In addition, employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that our employee relations are good.

    Our success depends to a significant extent upon a limited number of key employees and other members of our senior management and we are experiencing attrition due to recruiting by Internet and other companies. We may not be successful in attracting and retaining these personnel, and the failure to attract and retain personnel could adversely effect us.

SEGMENT REPORTING

    Segment financial information for fiscal years 2000, 1999 and 1998 is included in footnote 10 of our financial statements included in this Annual Report under Item 14.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2000.

NAME                                     AGE                          POSITION(S)
----                                   --------   ----------------------------------------------------
Pamela M. Lopker.....................     45      Chairman of the Board and President
Karl F. Lopker.......................     48      Chief Executive Officer
Kathleen M. Fisher...................     45      Executive Vice President and Chief Financial Officer
Vincent P. Niedzielski...............     45      Executive Vice President, Research and Development
Barry R. Anderson....................     48      Executive Vice President, Administration and General
                                                    Counsel
Donald F. Armagnac...................     53      Executive Vice President, Global Field Operations
Cheryl M. Slomann....................     35      Vice President, Corporate Controller and Chief
                                                    Accounting Officer

    PAMELA M. LOPKER founded QAD in 1979 and has been our Chairman of the Board and President since incorporation. Prior to founding QAD, Ms. Lopker served as Senior Systems Analyst for Comtek Research from 1977 to 1979. Ms. Lopker is certified in Production and Inventory Management by the American Production and Inventory Control Society. Ms. Lopker earned a Bachelor of Arts degree in Mathematics from the University of California at Santa Barbara. Ms. Lopker is married to Karl F. Lopker.

    KARL F. LOPKER has served as Director and Chief Executive Officer since joining QAD in 1981. Mr. Lopker also serves as QAD's Assistant Treasurer. Mr. Lopker was founder and President of Deckers

Outdoor Corporation from 1973 to 1981, where he currently serves as a Director. Mr. Lopker is certified in Production and Inventory Management at the Fellow level by the American Production and Inventory Control Society. Mr. Lopker studied Electrical Engineering and Computer Science at the University of California at Santa Barbara. Mr. Lopker is married to Pamela M. Lopker.

    KATHLEEN M. FISHER is Executive Vice President and Chief Financial Officer,
(CFO). She joined QAD in March 2000. Prior to joining QAD, Ms. Fisher served as the financial executive of Adept Technology, an automation software and hardware manufacturer, in San Jose, California. She has also served as CFO for Inprise Corporation and Softbank, Inc. Ms. Fisher received a Bachelor of Science degree in Business Administration from the University of Redlands and a Master of Business Administration degree from the University of Southern California in Los Angeles.

    VINCENT P. NIEDZIELSKI is Executive Vice President, Development. He joined QAD in April 1996. Prior to joining QAD, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation from 1984 to 1996. Mr. Niedzielski holds a Bachelor of Science degree in Mathematics and Computer Science from the University of Scranton.

    BARRY R. ANDERSON is Executive Vice President, Administration and General Counsel. He joined QAD in April 1997 as Executive Vice President, Administration and was named General Counsel in April 2000. Prior to joining QAD, Mr. Anderson was Chief Administrative Officer at the Bank South in Atlanta, Georgia. His previous experience also includes 10 years with Lanier Worldwide as Vice President, Human Resources, plus experience with ARAMCO (Arabian American Oil Company), Lockheed and Pan Am. Mr. Anderson received a Bachelor of Science degree in Business Management from Florida State University and a Juris Doctor degree from Atlanta Law School.

    DONALD F. ARMAGNAC is Executive Vice President, Global Field Operations. As Executive Vice President of Global Field Operations, Mr. Armagnac is responsible for Global Services, Marketing Communications, Alliances, Systems Integration, Sales Services, Order Processing and Fulfillment. He joined QAD in October 1997 as Vice President of Sales Operations. Prior to joining QAD, he focused on the manufacturing market as International Vice President for Digital Equipment's manufacturing and ERP systems integration practices. Mr. Armagnac was previously Digital's Western Region Sales Vice President supporting their largest clients in 11 western states. He is a graduate of St. Francis College and holds a master's degree from Weslyan University.

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

ITEM 2. PROPERTIES

    Our headquarters are located in Carpinteria, California in approximately 112,500 square feet of leased space in three facilities, 16,500 square feet of which are currently sublet to third parties. The master leases have expiration dates ranging from 2000 to 2005. We also own approximately 28 acres and 54,000 square feet of office space, which supports our operations, in a neighboring community, Summerland. This property carries an entitlement from Santa Barbara County for the construction of a company headquarters. We also own a 34-acre parcel in Carpinteria, California, which was acquired for development as an additional facility, but there are no immediate plans to develop the property.

    Other major offices are located in Mount Laurel, New Jersey; Sao Paulo, Brazil; Birmingham, United Kingdom; Nieuwegein, Netherlands; Hoofddorp, Netherlands; Hong Kong, China; Tokyo, Japan; and

Sydney, Australia, in space aggregating approximately 143,000 square feet and subject to leases expiring on dates ranging from 2001 to 2011.

    Our global presence is supported by satellite offices located in the United States, Mexico, Ireland, France, Germany, Poland, Turkey, South Africa, Singapore, Malaysia, Thailand, Korea, India, Australia and China. These offices occupy aggregate space of approximately 145,000 square feet and are subject to leases expiring on dates ranging from 2001 to 2005.

    Although we have from time to time sought and may in the future seek new or expanded facilities for existing or additional offices, we expect that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

    We are not party to any material legal proceedings. We may from time to time be party, either as plaintiff or defendant, to various legal proceedings and claims, which arise, in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have an adverse effect on our consolidated results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    QAD common stock has been traded on the Nasdaq National Market since our initial public offering in August 1997. According to records of our transfer agent, we had approximately 386 stockholders of record as of April 10, 2000. The following table sets forth the high and low closing prices for QAD's common stock as reported by Nasdaq for the last two fiscal years.

                                                              LOW SALE PRICE   HIGH SALE PRICE
                                                              --------------   ---------------
Fiscal 2000:
  Fourth Quarter............................................      $ 3.06           $13.94
  Third Quarter.............................................        2.94             4.25
  Second Quarter............................................        3.06             3.91
  First Quarter.............................................        2.91             4.38

Fiscal 1999:
  Fourth Quarter............................................      $ 3.50           $ 7.00
  Third Quarter.............................................        2.87             8.75
  Second Quarter............................................        7.44            15.00
  First Quarter.............................................       13.00            17.38

    Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and we do not anticipate declaring dividends on our common stock in the foreseeable future.

    On December 23, 1999, we issued, under a private placement, 2,333,333 shares of our common stock for net consideration of $9.6 million to Recovery Equity Investors II, L.P. This private placement was effected under the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 (SEC Act).

    On December 15 1999, we issued 120,000 shares of our common stock in connection with the purchase of the remaining equity in Enterprise
Engines, Inc. and these shares have been registered under the SEC Act on Form S-3. Some of these shares are subject to forfeiture if certain specified performance milestones are not achieved by the former majority shareholder. The value of the common stock shares has been shown net of the shares subject to forfeiture.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Effective February 1, 1996, we changed our financial reporting year-end from December 31 to January 31.

                                                                                       YEAR ENDED
                                                   YEARS ENDED JANUARY 31,            DECEMBER 31,
                                          -----------------------------------------   -------------
                                            2000       1999       1998       1997         1995
                                          --------   --------   --------   --------   -------------
STATEMENTS OF OPERATIONS DATA:
Total revenue...........................  $239,262   $193,344   $170,770   $126,444      $89,949
Operating income (loss).................    (9,780)   (34,806)    14,695      2,720       (2,646)
Basic net income (loss) per share.......     (0.54)     (1.22)      0.38       0.05        (0.03)
Diluted net income (loss) per share.....     (0.54)     (1.22)      0.38       0.04        (0.03)

BALANCE SHEET DATA:
Total assets............................   214,371    200,055    190,506     77,250       68,466
Long-term debt, less current portion....    21,890      6,526         39      5,036        7,341

    We have made seven acquisitions since the third quarter of fiscal 1999. Results of operations have been included in the financial statements since the respective dates of acquisition. These acquisitions are described in greater detail in footnote 2 to our financial statements included in Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Effective February 1, 1996, we changed our financial reporting year-end from December 31 to January 31.

OVERVIEW

    Founded in 1979, QAD has historically been recognized as a provider of supply chain enabled ERP software. In 1986, we commercially released our open systems ERP application, MFG/PRO software. Since that time, we have introduced several new generations of our open systems MFG/PRO software, and have significantly expanded our operations. With the advent of e-business, we are expanding our products and services offerings to meet the demands of today's market. As of January 31, 2000, we had approximately 1550 full-time employees, direct sales and support offices in 20 countries, approximately 30 distributors worldwide and more than 4,800 licensed sites in more than 80 countries.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

                                                                          YEARS ENDED
                                                                          JANUARY 31,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
Revenue:
  License fees..............................................     40%           55%           66%
  Maintenance and other.....................................     38            37            31
  Services..................................................     22             8             3
                                                                ---           ---           ---
    Total revenue...........................................    100           100           100

Costs and expenses:
  Cost of license fees......................................      9             9             7
  Other cost of revenue.....................................     36            22            17
  Sales and marketing.......................................     34            47            39
  Research and development..................................     14            25            17
  General and administrative................................     11            13            11
  Restructuring charge......................................     --             2            --
                                                                ---           ---           ---
    Total costs and expenses................................    104           118            91
                                                                ---           ---           ---
Operating income (loss).....................................     (4)          (18)            9
Other (income) expense......................................      1            --            (1)
                                                                ---           ---           ---
Income (loss) before income taxes...........................     (5)          (18)           10
Income tax expense..........................................      2             1             4
                                                                ---           ---           ---
Net income (loss)...........................................     (7)%         (19)%          6%
                                                                ===           ===           ===

    Total revenue for fiscal year 2000 was $239.3 million, which was an increase of $45.9 million or 24% over fiscal year 1999. Total revenue for fiscal year 1999 was $193.3 million, which was an increase of $22.5 million or 13% over fiscal year 1998. These increases were primarily due to growth in maintenance revenue from expansion of the installed base and increased services revenue due to the acquisition of six distributors since September 1998 and the launch of our Global Services business late in fiscal year 1999. This growth was partially offset by declines in license revenue primarily stemming from our customers' decisions to delay capital spending due to concerns over Y2K readiness.

    As a result of these factors, revenue mix has shifted significantly away from higher margin license revenue, from 66% of total revenue in fiscal year 1998 to 55% and 40% in fiscal years 1999 and 2000, respectively. Lower margin services revenue had the largest proportional gains, from 3% of total revenue in fiscal year 1998 to 8% and 22% in fiscal years 1999 and 2000, respectively.

    No single customer has accounted for more than 10 percent of our total revenue in any of the last three fiscal years. However, it is not uncommon to obtain a multi-million dollar contract with a single customer.

    TOTAL COST OF REVENUE. Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue increased from 24% in fiscal year 1998 to 31% and 45% in fiscal years 1999 and 2000, respectively. This increase was primarily due to the significant shift in revenue mix away from the higher margin license business and toward lower margin services. In addition, license margin has decreased from 90% in fiscal year 1998 to 77% in fiscal year 2000 due to a higher mix of third-party products included in our license fees.

    SALES AND MARKETING. Sales and marketing expense decreased 12% to $80.1 million in fiscal year 2000 from $91.1 million in fiscal year 1999, due primarily to lower personnel costs resulting from the restructuring program initiated late in fiscal 1999. Sales and marketing expense increased 39% in fiscal year 1999 from $65.8 million in fiscal year 1998, due to the expansion of our global sales force, opening and supporting global sales offices and increased marketing expense to promote the QAD name and products.

    RESEARCH AND DEVELOPMENT. Research and development expense declined 29% to $34.1 million in fiscal 2000 from $48.3 million in fiscal 1999, due to the restructuring program initiated late in fiscal 1999. In addition to reducing costs, this program realigned internal resources, including the transfer of research and development personnel into revenue-generating positions within the QAD services organization. Research and development expense increased 65% in fiscal year 1999 from $29.3 million in fiscal year 1998, due to enhancements to MFG/PRO software, including the ongoing migration of MFG/PRO software to object-oriented technology. In addition, the growth was due to increased staffing and associated support related to development of QAD eQ software.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased 5% to $26.5 million in fiscal year 2000 from $25.4 million in fiscal year 1999 and increased 31% in fiscal year 1999 from $19.4 million in fiscal year 1998. The fiscal year 2000 increase was due to the amortization of intangible assets related to the seven acquisitions consummated since September 1998, partially offset by cost controls related to the restructuring program initiated late in fiscal 1999. The more significant increase in fiscal 1999 was primarily the result of costs associated with the expansion of our administrative infrastructure to support the growing operations, as well as the partial year amortization of intangible assets related to the fiscal year 1999 acquisitions.

    RESTRUCTURING CHARGE. In response to changes in manufacturing capital software spending patterns during fiscal year 1999, we undertook a restructuring and realignment program that, among other things, more closely aligned costs with sales expectations. As part of the realignment, we reduced spending on research and development, including the transfer of research and development personnel into revenue-generating positions within our service organization. In all, we reduced our workforce (excluding staff added from the acquisitions) by approximately 15%, adjusted administration and marketing costs and narrowed our facilities expansion plans.

    We recorded a restructuring charge of $4.3 million in fiscal year 1999 and concluded the program in fiscal year 2000 with an additional $1.2 million charge. The total $5.5 million charge consisted of costs associated with the consolidation of certain facilities ($3.6 million) and a reduction of approximately 230 positions across a broad cross-section of our operations ($1.9 million).

    TOTAL OTHER (INCOME) EXPENSE. Total other (income) expense was $1,455,000, $(23,000) and $(2,320,000) in fiscal years 2000, 1999 and 1998, respectively.
The increase in expense from fiscal year 1999 to 2000 was due to higher interest expense related to the debt incurred late in fiscal year 1999 and during fiscal year 2000, lower interest income on decreased cash, equivalents and short-term investment balances and a fiscal year 1999 write-down to adjust an equity investment to the current estimated fair market value. The decrease in income from fiscal year 1998 to 1999 was primarily the result of the fiscal year 1999 write-down of the equity investment, as well as an unfavorable change in foreign currency transaction and remeasurement (gains) and losses.

    INCOME TAX EXPENSE. We recorded income tax expense of $5.1 million, $1.1 million and $7.2 million in the years ended January 31, 2000, 1999 and 1998, respectively. Our effective income tax rates were (45)%, (3)% and 42% in the years ended January 31, 2000, 1999 and 1998, respectively. QAD's effective income tax rate historically has benefited from the United States research and development tax credit and tax benefits generated from export sales made from the United States. We have available tax benefits associated with net operating loss carryforwards aggregating $79.4 million at January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sales of equity securities and borrowings. We had working capital of $31.7 million and $20.7 million as of January 31, 2000 and 1999, respectively. Cash and cash equivalents and short-term investments were $35.9 million and $19.1 million at January 31, 2000 and 1999, respectively. The increases were primarily due to net cash provided by operations, net proceeds from borrowings and issuance of common stock, partially offset by capital expenditures.

    Accounts receivable, net of the allowance for doubtful accounts and sales adjustments, increased to $98.6 million at January 31, 2000 from $95.3 million at January 31, 1999. Accounts receivable days' sales outstanding decreased to 125 days at January 31, 2000 from 131 days at January 31, 1999. We are continuing our focus on sales terms and collection processes to further improve cash flows and working capital.

    Net cash provided by (used in) operating activities was $9.6 million, ($17.0) million and $11.9 million in fiscal years 2000, 1999 and 1998, respectively. The increase from fiscal year 1999 to 2000 relates primarily to the decreased net loss, as well as increased depreciation and amortization. The decrease from fiscal year 1998 to 1999 primarily stems from the variance between the fiscal year 1998 net income and the fiscal year 1999 net loss, partially offset by a decline in the rate of accounts receivable growth.

    Net cash used in investing activities primarily relates to the purchase of property and equipment and the fiscal year 1999 acquisition of businesses and aggregated $7.4 million, $37.7 million and $18.8 million in fiscal years 2000, 1999 and 1998, respectively. At January 31, 2000, we did not have any material commitments for capital expenditures.

    Net cash provided by financing activities primarily relates to proceeds from the fiscal year 1998 initial public offering and the fiscal year 2000 common stock private placement, as well as proceeds and payments of borrowings. The net cash flows from financing activities totaled $20.2 million, $1.0 million and $76.8 million in fiscal years 2000, 1999 and 1998, respectively.

    As of January 31, 2000, we did not meet one of our bank covenants, but obtained a waiver from the lender, Bank One.

    We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

YEAR 2000 COMPLIANCE

    Our business operations are significantly dependent upon the same proprietary software products we license to customers. Our management believes we successfully addressed Y2K readiness in our proprietary software products and in third-party software, computer and other equipment used internally. To date, we have not experienced any business interruptions associated with Y2K compliance issues. However, some uncertainty still exists in the software industry concerning the potential effects associated with Y2K readiness.

    Although we currently offer software products that are designed and have been tested for Year 2000 compliance, there can be no assurance that our software products contain all necessary date code changes. To date, we have not been made aware of any Year 2000 compliance failures involving our customers or suppliers. Litigation may still arise surrounding business interruptions associated with Y2K issues. It is uncertain whether, or to what extent, this type of litigation may affect us.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE
  SIGNIFICANT FLUCTUATIONS

    Our quarterly revenue, expenses and operating results have varied significantly in the past, and we anticipate that such fluctuations will continue in the future as a result of a number of factors, many of which are outside our control. The factors affecting these fluctuations include demand for our products and services, the size, timing and structure of significant licenses by customers, market acceptance of new or enhanced versions of our software products and products that operate with our products, the publication of opinions about us, our products and technology by industry analysts, the entry of new competitors and technological advances by competitors, delays in localizing our products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in pricing policies by us or our competitors, customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors, the timing of the release of new or enhanced versions of our software products and products that operate with our products, changes in the method of product distribution and licensing (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by us, customer cancellation of major planned software development programs and general economic factors.

    We have also historically recognized a substantial portion of our revenue from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until late in, or at the end of, a particular quarter. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have an adverse effect on our quarterly operating results. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. We have also historically operated with little backlog for licenses because our products are generally shipped as orders are received. As a result, revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter and on sales by our distributors and other resellers. Sales derived through indirect channels are more difficult to predict and may have lower profit margins than direct sales.

    A SIGNIFICANT PORTION OF OUR REVENUE IN ANY QUARTER MAY BE DERIVED FROM A LIMITED NUMBER OF LARGE, NON-RECURRING LICENSE SALES. We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of a customer's capital resources. Therefore, a downturn in any potential customer's business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, declines in general economic conditions could precipitate significant reductions in corporate spending for information technology, which could result in delays or cancellations of orders for our products.

    OUR RECENT ACQUISITIONS OF SERVICE-RELATED REVENUE MAY NOT REDUCE THE QUARTERLY FLUCTUATIONS IN OUR REVENUE. During fiscal 2000, customer demand for QAD services was exceptional and services revenue became a substantial part of our business. As the percentage of revenue derived from maintenance and services increases and the less predictable license fees become a smaller proportion of our overall revenues, our overall quarterly revenue fluctuations may diminish. While the expenses associated with services operations are relatively predictable, the revenues are dependent upon the timing and size of customer orders to provide the services. To the extent that these services operations fail to secure orders from customers to provide services on a regular basis, our results may be negatively affected.

    OUR EXPENSE LEVEL IS RELATIVELY FIXED AND IS BASED, IN SIGNIFICANT PART, ON EXPECTATIONS OF FUTURE REVENUE. Because our expense level is relatively fixed, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of total revenue, and operating results would be immediately and adversely affected and losses could occur.

    BECAUSE OF THE SIGNIFICANT FLUCTUATIONS IN OUR REVENUE, PERIOD-TO-PERIOD COMPARISONS MAY NOT BE MEANINGFUL. Based upon the factors described above, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that, as a result, these comparisons should not be relied upon as indications of future performance. Moreover, although our revenue has generally increased in recent periods, there can be no assurance that our revenue will grow in future periods, at past rates or at all, or that we will be profitable on a quarterly or annual basis. We have in the past experienced and may in the future experience quarterly losses.

RISKS ASSOCIATED WITH SALES CYCLE

    OUR PRODUCTS INVOLVE A VERY LONG SALES CYCLE AND THE TIMING OF SALES IS DIFFICULT TO PREDICT. Because the licensing of our products generally involves a significant commitment of capital (which ranges from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of our products is generally lengthy (with a typical duration of 4 to 15 months), varies from customer to customer and is subject to a number of significant risks over which we have little or no control. These risks include customers' budgetary constraints, timing of budget cycle, concerns about the introduction of new products by us or our competitors and general economic downturns that can result in delays or cancellations of information systems investments. Due in part to the strategic nature of our products, potential customers are typically cautious in making product acquisition decisions. The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit substantial presales support resources. We have historically relied on third parties for implementation and systems support services, which in the past caused sales cycles to be lengthened and may have resulted in the loss of sales. In fiscal 2000, we committed ourselves to make services a substantial part of our business and, we no longer rely exclusively on third parties for implementation and systems integration services, which should significantly mitigate these risks. However, uncertain outcome of our sales efforts and the length of our sales cycles could still result in substantial fluctuations in operating results. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have an adverse effect on our quarterly operating results.

DEPENDENCE ON THIRD-PARTY PRODUCTS

    WE ARE DEPENDENT ON THIRD-PARTY PRODUCTS, PARTICULARLY PROGRESS
SOFTWARE. Our MFG/PRO software is written in a programming language that is proprietary to Progress Software Corporation. We have entered into a license agreement with Progress that provides us and each of our subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop, market, distribute and license our software products. The agreement also provides for continued software support from Progress through June 2002 without charge to us. Progress may only terminate the agreement upon our adjudication as bankrupt, liquidation or other similar event, or if we have ceased business operations in full. Our success is dependent upon Progress continuing to develop, support and enhance this programming language, its tool set and database, as well as the continued market acceptance of Progress as a standard database program. We have in the past and may in the future experience product release delays because of delays in the release of Progress products or product enhancements. Any of these delays could have an adverse effect on our business, operating results and financial condition. MFG/PRO software employs Progress programming interfaces that allow MFG/PRO software to operate with Oracle Corporation database software. However, our MFG/PRO software does not run within programming environments other than Progress and our customers must acquire rights to Progress Software in order to use MFG/PRO software. Our QAD Advanced Planning and Scheduling (APS) Products and QAD eQ software products are not dependent on Progress technology. The commercially available QAD APS products are primarily based upon products from Paragon Management Systems, Inc. The QAD eQ software, which recently went into production use at AT&T Wireless, is dependent on Gemstone technology.

    We also maintain a number of development and product alliances with other third parties. These alliances include software developed to be sold in conjunction with QAD software products, technology developed to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software but interoperate directly with QAD software through application program interfaces. We generally enter into joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. Each of our partner agreements and third-party development or re-seller agreements contain strict confidentiality and non-disclosure provisions for the service provider, end-user and third-party developer. Our third-party development agreements contain restrictions on the use of QAD technology outside of the development process. Any failure to establish or maintain successful relationships with these third-party software providers or third-party installation, implementation and development partners or failure of these third-party software providers to develop and support their software could have an adverse effect on us.

RAPID TECHNOLOGICAL CHANGE

    THE MARKET FOR OUR SOFTWARE PRODUCTS IS CHARACTERIZED BY RAPID TECHNOLOGICAL ADVANCES, EVOLVING INDUSTRY STANDARDS IN COMPUTER HARDWARE AND SOFTWARE TECHNOLOGY, CHANGES IN CUSTOMER REQUIREMENTS AND FREQUENT NEW PRODUCT INTRODUCTIONS AND ENHANCEMENTS. Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. For example, increasing commercial use of the Internet is giving rise to new customer requirements and new industry standards. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we believe our future success will depend on our ability to convert our products to object-oriented technology, as well as our ability to develop products that will operate across the Internet. We can not ensure that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others. Our products may also not achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could have an adverse effect on us.

    NEW SOFTWARE RELEASES AND ENHANCEMENTS MAY ADVERSELY AFFECT OUR SOFTWARE SALES. While we generally take steps to avoid interruptions of sales due to the pending availability of new products, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced QAD software, which could have a adverse effect on us. The actual or anticipated introduction of new products, technologies and industry standards can also render existing products obsolete or unmarketable or result in delays in the purchase of those products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and incur substantial product development expenses. Any failure by QAD to anticipate or respond adequately to technology developments or customer requirements, or any significant delays in introduction of new products, could result in a loss of revenue. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could adversely affect us.

EQ AND SUPPLY CHAIN SOLUTIONS UNDER DEVELOPMENT AND UNDERLYING TECHNOLOGY

    OUR EQ AND SUPPLY CHAIN SOLUTIONS ARE STILL UNDER DEVELOPMENT. A significant element of our strategy is the development of QAD eQ and QAD APS software, a series of new products targeted at the e-business needs of manufacturing companies. Over the past three fiscal years, we have devoted substantial resources to developing our QAD eQ software and working with third parties to develop software components that may be included as part of or encapsulated within QAD APS software and QAD eQ software. The QAD APS product was released in September 1998. We have successfully performed preliminary tests on our first QAD eQ software release, an innovative business-to-business (B2B) Internet order management and exchange applications suite. We have completed our first beta test and the software is in production use at AT&T Wireless. However, we can not ensure that the QAD APS software, the initial release of QAD eQ software or our other planned releases for these software products, whether developed by us or third parties, will achieve the performance standards required for commercialization. In addition, these products may not achieve market acceptance or be profitable. If QAD APS software, QAD eQ software or our other planned supply chain management software products do not achieve such performance standards or do not achieve market acceptance, we would be adversely affected.

    THE UNDERLYING TECHNOLOGY FOR OUR NEW APPLICATIONS IS NEW AND DEPENDENT ON SPECIFIC TECHNOLOGIES. QAD eQ software is being designed and built using the object-oriented technology of Sun Microsystems--Enterprise Java Beans. QAD eQ software depends on the commercial success of platforms that support Enterprise Java Beans in Application Server environments such as the Gemstone/J Application Server supplied by Gemstone of Beaverton, Oregon. Similar to the way our MFG/PRO software is dependent upon Progress language and database technology, our new QAD eQ software is dependent on Java, Enterprise Java Beans, and technology supplied by Gemstone. We are in the process of porting our eQ software to the IBM SanFrancisco platform software to reduce our dependency on Gemstone.

    Object-oriented applications, such as QAD eQ software, are characterized by technology development style and programming languages that differ from those used in traditional software applications, including our MFG/PRO 9.0 software. We believe that the flexibility inherent in object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management information technology strategies of customers in our targeted industry segments. We can not ensure that we will be successful in developing our e-business software on a timely basis, if at all, or that if developed this software will achieve market acceptance.

    We also are reliant on the Java programming language in developing and supporting our Java user interface for MFG/PRO software products. The failure to successfully incorporate Java in new products, to convert MFG/PRO software to Java-interfaced Progress Software components, to extend the MFG/PRO Java user interfaces, or of Java or Enterprise Java Beans to achieve market acceptance could have a adverse effect on us.

MARKET CONCENTRATION

    OUR TARGET MARKETS ARE CONCENTRATED AND, AS A RESULT, WE ARE DEPENDENT UPON ACHIEVING SUCCESS IN THOSE MARKETS. We have made a strategic decision to concentrate our product development and sales and marketing in certain primary vertical industry segments--automotive, consumer products, electronics/industrial, food and beverage and medical. An important element of our strategy is to achieve technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experiences a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. See discussion of concentration of credit risk in footnote 1 of our financial statements included in this Annual Report under Item 14.

DEPENDENCE UPON KEY PERSONNEL

    WE ARE DEPENDENT UPON KEY PERSONNEL, AND NEED TO HIRE ADDITIONAL PERSONNEL IN ALL AREAS. Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Founder, Chairman of the Board and President, Pamela M. Lopker, and Chief Executive Officer, Karl F. Lopker, neither of whom is bound by an employment agreement. Pamela and Karl Lopker are married to each other and jointly own approximately 55 percent of QAD's outstanding common stock. The loss of one or more of these or other key individuals could have an adverse effect on QAD. We do not currently have key-person insurance.

    Our future success also depends on our continuing ability to attract and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key technical and managerial employees and we may not be successful in attracting, assimilating and retaining other highly qualified technical and managerial personnel in the future. The loss of any member of our key technical and senior management personnel or the inability to attract and retain additional qualified personnel would have an adverse effect on us.

DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF SALES AND MARKETING CHANNELS

    WE ARE DEPENDENT UPON THE DEVELOPMENT AND MAINTENANCE OF SALES AND MARKETING CHANNELS. We sell and support our products through direct and indirect sales organizations throughout the world. We have made significant expenditures in recent years in the expansion of our sales and marketing force, primarily outside the United States, and we plan to continue to expand our sales and marketing force. Our future success will depend in part upon the productivity of our sales and marketing force and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry is intense. We can not ensure that we will be successful in hiring these personnel in accordance with our plans. Neither can there be assurance that our recent and planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, our sales and marketing organization may not be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. If we are unable to develop and manage our sales and marketing force expansion effectively, we would be adversely affected.

    Our indirect sales channel consists of approximately 30 distributors worldwide. We do not grant exclusive distribution rights to any of our distributors. Our distributors primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization. We will need to maintain and expand our relationships with our existing distributors and enter into relationships with additional distributors to expand the distribution of our products. Current or future distributors may not provide the level and quality of expertise and service required to successfully license QAD software products. We also may not be able to maintain effective, long-term relationships with distributors. In addition, the distributors we select may not continue to meet our sales needs. Further, these distributors may market software products in competition with us in the future or otherwise reduce or discontinue their relationships with or support of us and our products. This may become more likely as we compete with some of our distributors through our own acquisition of distributors. Any failure to successfully maintain our existing distributor relationships or to establish new relationships in the future would have an adverse effect on us. In addition, if any of our distributors exclusively adopts a product other than QAD software products, or if any distributor reduces its sales efforts relating to QAD software products or increases support for competitive products, we could be adversely affected.

RELIANCE ON AND NEED TO DEVELOP ADDITIONAL RELATIONSHIPS WITH THIRD PARTIES

    WE ARE RELIANT ON AND NEED TO DEVELOP ADDITIONAL RELATIONSHIPS WITH THIRD PARTIES. We have established strategic relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and the implementation of our products. We are aware that these third-party providers do not provide system integration services exclusively for our products and in many instances these firms have similar, and often more established, relationships with our principal competitors. We expect to continue to utilize third-party system integrators.

    During fiscal 2000, we developed QAD services into a significant part of our business to offer implementation and integration services to our customers. We have designed our service organization so that we can subcontract our services to partners for specific technical needs and also subcontract services from our partners to meet our capacity requirements. We believe this method allows for additional flexibility in ensuring our customers' needs for implementation and installation services are met. These relationships also assist us in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide us with technical assistance for our product development efforts.

    Organizations providing consulting and system integration and implementation services in connection with QAD software products include Deloitte & Touche, Origin and TRW. These and other third parties may not provide the level and quality of service required to meet the needs of our customers, we may not be able to maintain an effective, long-term relationship with these third parties, or these third parties may not continue to meet the needs of our customers. Further, we can not ensure that these third-party implementation providers, many of which have significantly greater financial, technical, personnel and marketing resources than QAD, will not market software products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to maintain our existing relationships or to establish new relationships in the future, or the failure of these third parties to meet the needs of our customers, could have an adverse effect on us. In addition, if these third parties exclusively adopt a product or technology other than QAD software products or technology, or if these third parties reduce their support of QAD software products and technology or increase such support for competitive products or technology, we could be adversely affected.

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

    We also rely on third parties for the development or interoperation of key components of our software so that users of QAD software products will obtain the functionality demanded. These research and product alliances develop software to be sold in conjunction with QAD software products, technology to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software products, but interoperate directly with QAD software through application program interfaces. We generally enter into reseller or joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. Each of our partner agreements and third-party development agreements contains strict confidentiality and non-disclosure provisions for the service provider, end-user and third-party developer. Our third-party development agreements contain restrictions on the use of our technology outside of the development process. Any failure to establish or maintain successful relationships with these third-party software providers or these third-party installation, implementation and development partners or the failure of these third-party software providers to develop and support their software could have an adverse effect on us.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    OUR OPERATIONS ARE INTERNATIONAL IN SCOPE, WHICH EXPOSES US TO ADDITIONAL RISK, INCLUDING CURRENCY-RELATED RISK. We derived approximately 59%, 48% and 39% of our total revenue from sales outside the United States in fiscal years 2000, 1999 and 1998, respectively. Of our more than 4,800 licensed sites in more than 80 countries as of January 31, 2000, over 70% are outside the United States. See the Foreign Exchange section in Item 7A.

CONTROL BY PRINCIPAL STOCKHOLDERS

    OUR PRINCIPAL STOCKHOLDERS MAY CONTROL OUR MANAGEMENT DECISIONS. Pamela and Karl Lopker jointly and beneficially own approximately 55% of our outstanding common stock. Recovery Equity Investors II, L.P. owns approximately 9% of our outstanding common stock. Current directors and executive officers as a group beneficially own approximately 65% of the common stock. The Lopkers currently constitute two of the six members of the board and therefore have significant influence in directing the actions of the board of directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    FOREIGN EXCHANGE. Historically, our revenue from international operations has primarily been denominated in United States dollars. However, due to the recent acquisitions of several international distributors and the launch of QAD services, a higher percentage of our business is now conducted in currencies other than the Untied States dollar. In fiscal 2000, approximately 65% of our revenue was denominated in United States dollars compared to over 90% in fiscal years 1999 and 1998. The remainder was denominated in approximately ten different currencies. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the other currencies in which we generate revenue could adversely affect us.

    Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. In fiscal years 2000, 1999 and 1998, foreign currency transaction (gains) and losses totaled $552,000, $61,000 and $(879,000), respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we can not predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

    INTEREST RATES. QAD invests its surplus cash in a variety of financial instruments, consisting principally of bank time deposits and short-term marketable securities with maturities of less than one year. QAD's investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested in short-term time deposits with the local operating banks. Additionally, our short and long-term debt bears interest at variable rates.

    We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2001 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2000 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included in Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors is incorporated by reference to the section entitled "Election of Directors" appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, within 120 days after the end of our fiscal year 2000. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Director and Executive Officers Stock Ownership" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions are incorporated by reference to the information set forth under the caption "Certain Transactions" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this Annual Report on Form 10-K:

                                    QAD INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     29
Consolidated Balance Sheets as of January 31, 2000 and
  1999......................................................     30
Consolidated Statements of Operations for the years ended
  January 31, 2000, 1999 and 1998...........................     31
Consolidated Statement of Stockholders' Equity for the years
  ended January 31, 2000, 1999 and 1998.....................     32
Consolidated Statements of Cash Flows for the years ended
  January 31, 2000, 1999 and 1998...........................     33
Notes to Consolidated Financial Statements..................     34

(A) 2. FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

                                                                PAGE
                                                              --------
II.    VALUATION AND QUALIFYING ACCOUNTS....................     48

    All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

(A) 3. EXHIBITS

    See the Index of Exhibits on page 50.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended January 31, 2000.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of
QAD Inc.:

    We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 2000. These consolidated financial statements are the responsibility of QAD's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries at January 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
March 3, 2000, except for the last paragraph of note 6, which is as of April 19, 2000

                                    QAD INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF JANUARY 31, 2000 AND 1999
                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and equivalents......................................  $ 35,936   $ 16,078
  Short-term cash investments...............................        --      3,000
  Accounts receivable, net..................................    98,567     95,344
  Other current assets......................................    15,523     19,680
                                                              --------   --------
    Total current assets....................................   150,026    134,102
Property and equipment, net.................................    32,729     36,835
Capitalized software development costs, net.................     8,233      8,646
Other assets, net...........................................    23,383     20,472
                                                              --------   --------
    Total assets............................................  $214,371   $200,055
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and capital lease obligations...............  $  1,240   $  7,166
  Accounts payable..........................................    17,671     16,314
  Accrued expenses..........................................    34,647     29,933
  Deferred revenue and deposits.............................    64,731     59,946
                                                              --------   --------
    Total current liabilities...............................   118,289    113,359
  Notes payable and capital lease obligations, less current
    portion.................................................    21,890      6,526
  Other deferred liabilities................................       200        581
  Minority interest.........................................       563        160
Stockholders' equity:
  Preferred stock, $0.001 par value. Authorized 5,000,000
    shares; none issued and outstanding.....................        --         --
  Common stock, $0.001 par value. Authorized 150,000,000
    shares; issued and outstanding 33,012,210 shares and
    29,703,500 shares at January 31, 2000 and 1999,
    respectively............................................        33         30
  Additional paid-in-capital................................   111,558     99,566
  Accumulated deficit.......................................   (34,876)   (18,526)
  Receivable from stockholders..............................        (5)       (54)
  Unearned compensation--restricted stock...................      (146)      (970)
  Accumulated other comprehensive loss......................    (3,135)      (617)
                                                              --------   --------
    Total stockholders' equity..............................    73,429     79,429
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $214,371   $200,055
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                    QAD INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue:
  License fees..............................................  $ 95,120   $105,928   $113,447
  Maintenance and other.....................................    90,579     72,070     51,696
  Services..................................................    53,563     15,346      5,627
                                                              --------   --------   --------
    Total revenue...........................................   239,262    193,344    170,770
Costs and expenses:
  Cost of license fees......................................    21,427     17,674     11,503
  Other cost of revenue.....................................    85,812     41,341     30,048
  Sales and marketing.......................................    80,057     91,128     65,785
  Research and development..................................    34,084     48,332     29,317
  General and administrative................................    26,510     25,361     19,422
  Restructuring charge......................................     1,152      4,314         --
                                                              --------   --------   --------
    Total costs and expenses................................   249,042    228,150    156,075
Operating income (loss).....................................    (9,780)   (34,806)    14,695
Other (income) expense:
  Interest income...........................................      (736)    (2,152)    (1,785)
  Interest expense..........................................     1,972        602      1,064
  Other (income) expense....................................       219      1,527     (1,599)
                                                              --------   --------   --------
    Total other (income) expense............................     1,455        (23)    (2,320)
                                                              --------   --------   --------
Income (loss) before income taxes...........................   (11,235)   (34,783)    17,015
Income tax expense..........................................     5,101      1,138      7,159
                                                              --------   --------   --------
Net income (loss)...........................................  $(16,336)  $(35,921)  $  9,856
                                                              ========   ========   ========
Basic net income (loss) per share...........................  $  (0.54)  $  (1.22)  $   0.38
Diluted net income (loss) per share.........................  $  (0.54)  $  (1.22)  $   0.38

          See accompanying notes to consolidated financial statements.

                                    QAD INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                               COMMON STOCK
                              AND ADDITIONAL        RETAINED                                            ACCUMULATED
                              PAID-IN-CAPITAL       EARNINGS       RECEIVABLE     RESTRICTED STOCK         OTHER
                            -------------------   (ACCUMULATED        FROM       -------------------   COMPREHENSIVE
                             SHARES     AMOUNT      DEFICIT)      STOCKHOLDERS    SHARES     AMOUNT         LOSS
                            --------   --------   -------------   ------------   --------   --------   --------------
BALANCE JANUARY 31,
  1997....................   22,219    $  5,942     $  7,539         $(197)        (409)    $(2,129)      $  (351)
Comprehensive income:
  Net income..............       --          --        9,856            --           --          --            --
  Translation
    adjustments...........       --          --           --            --           --          --            --
    Total comprehensive
      income..............
Common stock activity:
  Under initial public
    offering (net of offer
    costs)................    6,612      90,516           --            --           --          --            --
  Under stock purchase
    plan and incentive
    plan..................      251       2,413           --            --           --          --            --
  Under stock options.....      299         709           --            --           --          --            --
  Under performance
    awards................       50         431           --            --           --          --            --
  Under restricted stock
    awards................       20         194           --            --          (20)       (194)           --
  Common stock earned
    under restricted stock
    awards................        2          --           --            --          208         663            --
  Tax benefit associated
    with stock option
    exercises.............       --         523           --            --           --          --            --
  Common stock
    repurchases...........     (335)     (3,340)          --            --           --          --            --
  Restricted stock awards
    cancelled.............      (22)       (150)          --            --           22         150            --
Receivable from
  stockholders............       --          --           --          (200)          --          --            --
                             ------    --------     --------         -----         ----     -------       -------
BALANCE JANUARY 31,
  1998....................   29,096      97,238       17,395          (397)        (199)     (1,510)         (351)
                             ------    --------     --------         -----         ----     -------       -------
Comprehensive loss:
  Net loss................       --          --      (35,921)           --           --          --            --
  Translation
    adjustments...........       --          --           --            --           --          --          (266)
    Total comprehensive
      loss................
Common stock activity:
  Under stock purchase
    plan and incentive
    plan..................      372       1,804           --            --           --          --            --
  Under stock options.....      282          38           --            --           --          --            --
  Under restricted stock
    awards................       --         305           --            --           --        (305)           --
  Common stock earned
    under restricted stock
    awards................        7          --           --            --           62         447            --
  Tax benefit associated
    with stock option
    exercises.............       --       1,553           --            --           --          --            --
  Common stock
    repurchases...........       (6)       (944)          --            --           --          --            --
  Restricted stock awards
    cancelled.............      (47)       (398)          --            --           49         398            --
  Receivable from
    stockholders..........       --          --           --           343           --          --            --
                             ------    --------     --------         -----         ----     -------       -------
BALANCE JANUARY 31,
  1999....................   29,704      99,596      (18,526)          (54)         (88)       (970)         (617)
                             ------    --------     --------         -----         ----     -------       -------
Comprehensive loss:
  Net loss................       --          --      (16,336)           --           --          --            --
  Translation
    adjustments...........       --          --           --            --           --          --        (2,518)
    Total comprehensive
      loss................
Common stock activity:
  Under stock purchase
    plan and incentive
    plan..................      474       1,404           --            --           --          --            --
  Under stock options.....      433         505           --            --           --          --            --
  Common stock earned
    under restricted stock
    awards................       10          --           --            --           10         151            --
  Tax benefit associated
    with stock option
    exercises.............       --         656           --            --           --          --            --
  Under business
    acquisition, net......      120         506           --            --           --          --            --
  Restricted stock awards
    cancelled.............      (60)       (673)          --            --           60         673            --
  Under private
    placement.............    2,333       9,600           --            --           --          --            --
  Other...................       (2)         (3)         (14)           49           --          --            --
                             ------    --------     --------         -----         ----     -------       -------
BALANCE JANUARY 31,
  2000....................   33,012    $111,591     $(34,876)        $  (5)         (18)    $  (146)      $(3,135)
                             ======    ========     ========         =====         ====     =======       =======


                                TOTAL
                            STOCKHOLDERS'   COMPREHENSIVE
                               EQUITY       INCOME (LOSS)
                            -------------   --------------
BALANCE JANUARY 31,
  1997....................    $ 10,804
Comprehensive income:
  Net income..............       9,856         $  9,856
  Translation
    adjustments...........          --               --
                                               --------
    Total comprehensive
      income..............                     $  9,856
                                               ========
Common stock activity:
  Under initial public
    offering (net of offer
    costs)................      90,516
  Under stock purchase
    plan and incentive
    plan..................       2,413
  Under stock options.....         709
  Under performance
    awards................         431
  Under restricted stock
    awards................          --
  Common stock earned
    under restricted stock
    awards................         663
  Tax benefit associated
    with stock option
    exercises.............         523
  Common stock
    repurchases...........      (3,340)
  Restricted stock awards
    cancelled.............          --
Receivable from
  stockholders............        (200)
                              --------
BALANCE JANUARY 31,
  1998....................     112,375
                              --------
Comprehensive loss:
  Net loss................     (35,921)        $(35,921)
  Translation
    adjustments...........        (266)            (266)
                                               --------
    Total comprehensive
      loss................                     $(36,187)
                                               ========
Common stock activity:
  Under stock purchase
    plan and incentive
    plan..................       1,804
  Under stock options.....          38
  Under restricted stock
    awards................          --
  Common stock earned
    under restricted stock
    awards................         447
  Tax benefit associated
    with stock option
    exercises.............       1,553
  Common stock
    repurchases...........        (944)
  Restricted stock awards
    cancelled.............          --
  Receivable from
    stockholders..........         343
                              --------
BALANCE JANUARY 31,
  1999....................      79,429
                              --------
Comprehensive loss:
  Net loss................     (16,336)        $(16,336)
  Translation
    adjustments...........      (2,518)          (2,518)
                                               --------
    Total comprehensive
      loss................                     $(18,854)
                                               ========
Common stock activity:
  Under stock purchase
    plan and incentive
    plan..................       1,404
  Under stock options.....         505
  Common stock earned
    under restricted stock
    awards................         151
  Tax benefit associated
    with stock option
    exercises.............         656
  Under business
    acquisition, net......         506
  Restricted stock awards
    cancelled.............          --
  Under private
    placement.............       9,600
  Other...................          32
                              --------
BALANCE JANUARY 31,
  2000....................    $ 73,429
                              ========

          See accompanying notes to consolidated financial statements.

                                    QAD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:

  Net income (loss).........................................  $(16,336)  $(35,921)  $  9,856

  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    17,829     11,055      6,921
    Provision for doubtful accounts and sales adjustments...      (261)     3,627      4,370
    Loss on disposal of equipment...........................         9        698         82
    Asset write-off.........................................        --      3,060         --
    Compensation under stock awards.........................       (80)       320      1,361
    Other, net..............................................        90        (45)       (79)
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Accounts receivable.....................................    (3,316)    (8,420)   (33,508)
    Other assets............................................     1,932     (9,237)      (490)
    Accounts payable........................................       974      2,629      3,375
    Accrued expenses........................................     4,500      4,739      5,577
    Deferred revenue and deposits...........................     4,257     10,451     14,467
                                                              --------   --------   --------
      Net cash provided by (used in) operating activities...     9,598    (17,044)    11,932

Cash flows from investing activities:
    Purchase of property and equipment......................    (6,863)   (17,670)   (13,561)
    Investment in software development......................    (2,720)    (4,072)    (2,044)
    Acquisitions of businesses, net of cash acquired........      (439)   (12,813)        --
    Investment in equity securities.........................      (500)        --     (3,000)
    Purchase of short-term cash investment..................        --     (3,000)        --
    Proceeds from sale of short-term cash investment........     3,000         --         --
    Other, net..............................................        93       (179)      (209)
                                                              --------   --------   --------
      Net cash used in investing activities.................    (7,429)   (37,734)   (18,814)

Cash flows from financing activities:
    Proceeds from notes payable.............................    21,901         --      9,648
    Reduction of notes payable..............................   (13,171)      (252)   (22,967)
    Proceeds from initial public offering...................        --         --     90,516
    Issuance of common stock for cash.......................    11,509      1,842      3,122
    Repurchase of common stock..............................       (67)      (944)    (3,340)
    Receivable from stockholders............................        49        343       (200)
    Other, net..............................................       (14)        --         --
                                                              --------   --------   --------
      Net cash provided by financing activities.............    20,207        989     76,779

Effect of exchange rates on cash and equivalents............    (2,518)      (215)      (116)
                                                              --------   --------   --------

  Net increase (decrease) in cash and equivalents...........    19,858    (54,004)    69,781
Cash and equivalents at beginning of period.................    16,078     70,082        301
                                                              --------   --------   --------
  Cash and equivalents at end of period.....................  $ 35,936   $ 16,078   $ 70,082
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $  1,845   $    335   $    892
    Income taxes............................................     1,137      4,390      1,179
Supplemental schedule of noncash investing and financing
  activities:
    Issuance of note payable for acquisition of business....       500     12,363         --
    Issuance of common stock for acquisition of business....       506         --         --

          See accompanying notes to consolidated financial statements.

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of QAD Inc. and all of our subsidiaries. All significant transactions among the consolidated entities have been eliminated from the financial statements.

USE OF ESTIMATES

    The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

CASH AND EQUIVALENTS AND SHORT-TERM CASH INVESTMENTS

    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash investments include those investments with original maturities in excess of three months.

REVENUE RECOGNITION

    We derive revenue from license fees, maintenance and other, and services. License fees are primarily obtained from the licensing of our software products and also include revenue from third-party software sold in conjunction with QAD software. Maintenance and other revenue is derived primarily from the performance of maintenance contracts. Services revenue consists of implementation, technical and training services. Revenue is recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition with respect to Certain Transactions."

    Revenue from software license agreements, including licenses sold through distributors, is recognized at the time of shipment, net of any applicable distributor discount, provided there are no remaining significant obligations to be fulfilled by us and collectibility is probable. Typically, our software licenses do not include significant vendor obligations. Where license contracts call for payment terms in excess of 12 months from date of shipment, revenue is recognized as payments become due. Maintenance revenue for ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which is generally 12 months. Services revenue, consisting of training and consulting services, is recognized as the services are performed. Allowances are estimated and provided for in the period of sale.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

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

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of certain non-U.S. subsidiaries, which are or will be reinvested indefinitely in such operations.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                 YEARS ENDED JANUARY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net income (loss)...........................................  $(16,336)  $(35,921)  $ 9,856
                                                              ========   ========   =======
Weighted average shares of common stock outstanding used in
  basic income (loss) per share calculation.................    30,509     29,356    25,701
Weighted average shares of common stock equivalents issued
  using the treasury stock method...........................        --         --       582
                                                              --------   --------   -------
Weighted average shares of common stock and common stock
  equivalents outstanding used in diluted income (loss) per
  share calculation.........................................    30,509     29,356    26,283
                                                              ========   ========   =======
Basic net income (loss) per share...........................  $  (0.54)  $  (1.22)  $  0.38
Diluted net income (loss) per share.........................  $  (0.54)  $  (1.22)  $  0.38

    Common stock equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. Shares of common stock equivalents of approximately 454,000 and 1,172,000 for fiscal years 2000 and 1999 were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the fiscal years 2000 and 1999, basic and diluted per share amounts are the same.

FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of our foreign subsidiaries are generally determined using the U.S. dollar as the functional currency. Gains and losses resulting from foreign currency transactions and remeasurement adjustments for those foreign entities whose books of record are not maintained in the functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) and losses for the fiscal years 2000, 1999 and 1998 totaled $552,000, $61,000 and $(879,000), respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and equivalents, short-term cash investments, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments.

    Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for ten percent or more of revenue for fiscal 2000, 1999 or 1998. At January 31, 2000, one customer represented approximately 15% of trade receivables. As of March 31, 2000, a significant portion of this receivable was collected such that this customer

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represented 1% of trade receivables. There was no concentration of trade receivables with any one customer at January 31, 1999.

    Our debt instruments bear variable market interest rates. Therefore, the carrying value of these notes approximates fair value.

LONG-LIVED ASSETS

    Property and equipment are stated at cost. Additions, major renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of the related asset. Asset lives range from 3 to 39 years.

    Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods of 10 to 15 years. Other intangible assets include capitalized software development costs, employment agreements, covenants not to compete and customer contracts. These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 5 years. Amortization expense for fiscal years 2000, 1999 and 1998 was $6.7 million, $1.7 million and $1.1 million, respectively.

    Long-lived assets are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized, whenever the carrying amount of an asset may not be recovered.

ACCOUNTING FOR STOCK OPTIONS

    Prior to January 1, 1996, we accounted for our stock option grants in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, we adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the year ended December 31, 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to current year presentation.

2. ACQUISITIONS

    During fiscal years 2000 and 1999, we acquired controlling interest in seven businesses:

    - Distributor operations and assets of Computer Systems for Business International S.A., a distributor in Poland, in September 1998.

    - Iris-Ifec Co., Ltd., a Thailand-based distributor and systems integrator, in October 1998.

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    - QAD Sistemas Integrados Casa de Software, S.A. de C.V. and QAD Sistemas Integrados Servicios de Consultoria, S.A. de C.V., a Mexico-based distributor, in October 1998.

    - United Kingdom and Netherlands software distributor operations and assets of TRW Integrated Supply Chain Solutions, in November 1998.

    - OpenPro (Pty.) Limited, a South Africa-based distributor, in
      February 1999.

    - ATOS Integration SA, a France-based distributor, in June 1999.

    - Enterprise Engines, Inc. (EEI), a California-based software technology development company, in December 1999.

    The cost of the fiscal year 2000 acquisitions totaled $3.0 million, while the cost of the fiscal year 1999 acquisitions totaled $25.9 million, including $0.4 million in earnout payments made during fiscal year 2000. All of the acquisitions were accounted for using the purchase method. Goodwill related to the acquisitions of $3.3 million in fiscal year 2000 and $10.7 million in fiscal year 1999 is being amortized over periods of 10 to 15 years. Results of operations have been included in the financial statements since the respective dates of acquisition.

    Prior shareholders of these businesses have future remaining earnouts of up to $5.4 million, and 27,000 shares of QAD common stock, which may be added to the purchase price over the next four years.

    The historical operations of the companies acquired are not material, individually, or in aggregate to our consolidated operations or financial position, and therefore, supplemental pro forma information has not been presented.

3. RESTRUCTURING CHARGE

    In response to changes in customers' manufacturing capital software spending patterns during fiscal year 1999, we undertook a restructuring program that, among other things, more closely aligned costs with sales expectations. The program included the consolidation of certain facilities and an approximate reduction of 230 positions across a broad cross-section of QAD.

    The restructuring plan, which resulted in a fiscal year 1999 charge of $4.3 million was continued in fiscal year 2000 with an additional $1.2 million charge in the quarter ended July 31, 1999. The fiscal 2000 charge was comprised of $0.9 million in employee reduction costs and $0.3 million of facility consolidation costs, while the fiscal 1999 charge was comprised of $1.0 million in employee reduction costs and $3.3 million of facility consolidation costs. As of January 31, 2000, $4.8 million of the total $5.5 million restructuring charge was utilized and we expect to pay the remaining balance by January 31, 2002. The liability was increased by $0.1 million during the year ended January 31, 2000 to reflect changes in estimates used in determining the January 31, 1999 balance.

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Accounts receivable, net
  Accounts receivable.......................................  $104,857   $103,368
    Less allowance for doubtful accounts and sales
      adjustments...........................................    (6,290)    (8,024)
                                                              --------   --------
                                                              $ 98,567   $ 95,344
                                                              ========   ========
Other current assets
  Prepaid expenses..........................................  $  3,244   $  5,896
  Deferred income taxes.....................................     2,837      3,772
  Other.....................................................     9,442     10,012
                                                              --------   --------
                                                              $ 15,523   $ 19,680
                                                              ========   ========
Property and equipment, net
  Land and buildings........................................  $  8,420   $  8,208
  Automobiles...............................................       490        138
  Computer equipment and software...........................    41,781     36,687
  Furniture and office equipment............................    13,548     12,948
  Leasehold improvements....................................     4,770      4,323
  Equipment under capital lease.............................       984      1,879
                                                              --------   --------
                                                                69,993     64,183
    Less accumulated depreciation and amortization..........   (37,264)   (27,348)
                                                              --------   --------
                                                              $ 32,729   $ 36,835
                                                              ========   ========
Capitalized software development costs, net
  Capitalized software development cost.....................  $ 15,595   $ 12,533
    Less accumulated amortization...........................    (7,362)    (3,887)
                                                              --------   --------
                                                              $  8,233   $  8,646
                                                              ========   ========
Other assets, net
  Goodwill..................................................  $ 14,369   $  9,929
  Other intangible assets...................................     8,607      7,840
    Less accumulated amortization...........................    (4,365)    (1,263)
                                                              --------   --------
                                                                18,611     16,506
  Deferred income taxes.....................................     1,991      1,073
  Other assets..............................................     2,781      2,893
                                                              --------   --------
                                                              $ 23,383   $ 20,472
                                                              ========   ========
Accrued expenses
  Accrued payroll...........................................  $ 16,811   $ 12,595
  Accrued royalties.........................................     6,035      2,057
  Accrued other.............................................    11,801     15,281
                                                              --------   --------
                                                              $ 34,647   $ 29,933
                                                              ========   ========

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. Accumulated other comprehensive loss consists of the following:

                                                                 YEARS ENDED JANUARY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Foreign currency translation adjustments
  Beginning balance.........................................  $  (617)    $(351)     $(351)
  Current year change.......................................   (2,518)     (266)        --
                                                              -------     -----      -----
Total accumulated other comprehensive loss..................  $(3,135)    $(617)     $(351)
                                                              =======     =====      =====

6. NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Line of credit..............................................  $16,980    $    --
Subordinated notes..........................................       --     12,362
Promissory note.............................................    4,940         --
Capitalized leases..........................................      527      1,102
Other.......................................................      683        228
                                                              -------    -------
                                                               23,130     13,692
  Less current maturities...................................    1,240      7,166
                                                              -------    -------
                                                              $21,890    $ 6,526
                                                              =======    =======

    In April 1999, we entered into a secured credit agreement with Bank One, which expires on April 18, 2002. The maximum borrowings under this credit agreement is subject to the monthly borrowing base, up to $25 million as of January 31, 2000, of which $8 million dollars was available and unutilized. This credit agreement is secured by certain QAD assets and can be terminated voluntarily by us. Interest is equal to the LIBOR plus 2.50% or ABR plus 1.00%. ABR is the higher of the corporate base rate or the Federal Funds Effective Rate plus 0.50%. As of January 31, 2000, the rate was 9.5% based on an ABR of 8.5% plus 1.0%. We pay an annual commitment fee of 0.625% calculated on the average unused portion of the $25 million maximum.

    In April 1999, we repaid the subordinated notes, which were originally issued on November 30, 1998, totaling $12.4 million in principal amount from the Bank One line of credit borrowings.

    On November 8, 1999, we raised an additional $5.0 million of long-term debt from First Credit Bank, a California Banking Corporation, secured by our real property located on Ortega Hill Road, Summerland, California. The note has a 5-year maturity, with a variable interest rate based on the prime rate plus 2.5%. The initial rate was set at 10.75% and the rate as of January 31, 2000 was 11.0%. The principal amortizes at a rate of $20,000 per month, with the balance due on November 8, 2004. The outstanding balance as of January 31, 2000 was $4.9 million. Concurrently with this financing, the commitment under our revolving credit facility with Bank One was reduced by $5 million to $25 million.

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of January 31, 2000, we did not meet one of our covenants on the Bank One line of credit, but obtained a waiver subsequent to fiscal year-end. Pursuant to obtaining the bank waiver, Bank One amended the financial covenants of the secured credit agreement.

7. INCOME TAXES

    Income tax expense is summarized as follows:

                                                                YEARS ENDED JANUARY 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
                                                                     (IN THOUSANDS)
Current:
  Federal..................................................   $2,601    $ 3,080     $1,675
  State....................................................      154       (775)       197
  Foreign..................................................    1,521       (361)     2,421
                                                              ------    -------     ------
    Total..................................................    4,276      1,944      4,293
                                                              ------    -------     ------
Deferred:
  Federal..................................................     (542)    (1,914)     2,449
  State....................................................       --        881       (573)
  Foreign..................................................    1,367        227        990
                                                              ------    -------     ------
    Total..................................................      825       (806)     2,866
                                                              ------    -------     ------
                                                              $5,101    $ 1,138     $7,159
                                                              ======    =======     ======

    Actual income tax expense differs from that obtained by applying the statutory Federal income tax rate of 34% (35% in fiscal 1998) to income (loss) before income taxes as follows:

                                                             YEARS ENDED JANUARY 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Statutory Federal income tax rate.......................       34%         34%       35%
Computed expected tax expense (benefit).................  $(3,820)   $(11,827)  $ 5,968
State income taxes, net of Federal income tax benefit...      102        (806)      815
Incremental tax expense from foreign operations.........     (507)        415       203
Foreign withholding taxes...............................      768          --        --
Net change in valuation allowance.......................   11,407      13,401      (267)
Meals and entertainment.................................      426         407       325
Research, AMT and foreign tax credits...................   (5,155)       (408)   (1,135)
Foreign dividends.......................................       --          --       541
Reduction of research and development credits and
  foreign tax credits previously recorded...............       --          --       600
Tax expense related to prior years......................    1,599          --        --
Other...................................................      281         (44)      109
                                                          -------    --------   -------
                                                          $ 5,101    $  1,138   $ 7,159
                                                          =======    ========   =======

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Significant components of the deferred tax assets and liabilities are as follows:

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts and sales adjustments.....  $  1,013   $  2,231
  Accrued vacation..........................................     1,064        661
  Accrued commission........................................       128        369
  Alternative minimum tax...................................       296         91
  Research and development credits..........................     6,387      1,232
  Foreign tax credits.......................................     2,265      1,594
  Depreciation and amortization.............................       215        269
  Net operating loss carryforwards..........................    18,716     14,937
  Other.....................................................     3,972      2,292
                                                              --------   --------
                                                                34,056     23,676
                                                              --------   --------
  Less valuation allowance..................................   (26,622)   (15,215)
                                                              --------   --------
  Net deferred tax assets...................................  $  7,434   $  8,461
                                                              ========   ========
Deferred tax liabilities:
  Capitalized software development costs....................  $  1,737   $  2,142
  State income taxes........................................       154         87
  Other.....................................................       715        983
  Mark to market............................................        --        404
                                                              --------   --------
                                                                 2,606      3,616
                                                              --------   --------
    Total net deferred tax asset............................  $  4,828   $  4,845
                                                              ========   ========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

    We have net operating loss carryforwards, with various expiration dates, of $79.4 million as of January 31, 2000. At January 31, 2000 and 1999, the valuation allowance attributable to deferred tax assets was $26.6 million and $15.2 million, respectively, an overall increase of $11.4 million. The increase in the valuation allowance relates primarily to benefits associated with net operating losses and tax credit carryforwards.

8. 401(k) PLAN

    We have a defined contribution 401(k) plan, which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. We match 75 percent of the employees' contributions up to the first four percent. We may make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for fiscal years 2000, 1999 and 1998 were $1,073,000, $1,430,000 and $371,000, respectively.

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES

    We lease certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense for fiscal years 2000, 1999 and 1998 was $9.0 million, $7.7 million and $6.5 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of January 31, 2000 are as follows: $7.3 million in 2001; $5.0 million in 2002; $2.9 million in 2003; $1.8 million in 2004; $1.4 million in 2005 and $5.2 million thereafter.

    We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations or financial position.

10. BUSINESS SEGMENT INFORMATION

    QAD operates in geographic regions. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

    Operating income attributable to each business segment is based upon the management assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by QAD's manufacturing operations at the transfer price charged to the distribution operation. Income from manufacturing operations is included in the Corporate operating segment. Research and development costs are also included in the Corporate operating segment. Identifiable assets are assigned by region based upon the location of each legal entity.

    During fiscal year 2000, management changed the composition of its reportable segments for operating income (loss), as well as for depreciation and amortization, in order to disclose components related to the corporate segment. Prior period segment information has not been restated to separately disclose corporate segment information, as it is impracticable to do so.

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               BUSINESS SEGMENT INFORMATION
                                                                 YEARS ENDED JANUARY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenue:
  North America.............................................  $100,701   $103,708   $105,886
  EMEA......................................................    92,679     57,511     42,918
  Asia Pacific..............................................    32,600     26,534     18,168
  Latin America.............................................    13,282      5,591      3,798
                                                              --------   --------   --------
                                                              $239,262   $193,344   $170,770
                                                              ========   ========   ========
Operating income (loss):
  North America.............................................  $  1,255   $ (8,539)  $ 24,569
  EMEA......................................................       905     (7,591)     1,190
  Asia Pacific..............................................    (4,779)   (10,800)   (10,484)
  Latin America.............................................    (2,211)    (3,562)      (580)
  Corporate.................................................    (3,798)        --         --
  Restructuring charge......................................    (1,152)    (4,314)        --
                                                              --------   --------   --------
                                                              $ (9,780)  $(34,806)  $ 14,695
                                                              ========   ========   ========
Depreciation and amortization:
  North America.............................................  $  1,594   $  7,892   $  5,446
  EMEA......................................................     4,216      1,885        560
  Asia Pacific..............................................     1,436        867        829
  Latin America.............................................     1,053        411         86
  Corporate.................................................     9,530         --         --
                                                              --------   --------   --------
                                                              $ 17,829   $ 11,055   $  6,921
                                                              ========   ========   ========

                                                                  JANUARY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Identifiable assets:
  North America.............................................  $ 96,853   $ 88,934
  EMEA......................................................    84,233     83,850
  Asia Pacific..............................................    24,575     17,811
  Latin America.............................................     8,710      9,460
                                                              --------   --------
                                                              $214,371   $200,055
                                                              ========   ========

11. EMPLOYEE STOCK OPTION, PURCHASE PLANS AND RESTRICTED STOCK AWARDS

EMPLOYEE STOCK OPTION AGREEMENTS

    We have stock option agreements with certain key employees. As of January 31, 2000 and 1999, options to purchase 4,326,000 and 3,676,000 shares of common stock were outstanding. Outstanding

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options generally vest over a four-year period and have contractual lives of 8 years. Stock option activity is summarized as follows:

                                                              WEIGHTED AVERAGE     OPTIONS
                                                   SHARES      EXERCISE PRICE    EXERCISABLE
                                                  ---------   ----------------   -----------
Outstanding options at January 31, 1997.........  1,121,000        $ 0.18         1,121,000
Options issued..................................  2,040,000         13.61
Options exercised...............................   (299,000)         0.21
Options expired and terminated..................   (138,000)        11.01
                                                  ---------        ------         ---------
Outstanding options at January 31, 1998.........  2,724,000          9.68           822,000
Options issued..................................  1,917,000          5.62
Options exercised...............................   (282,000)         0.16
Options expired and terminated..................   (683,000)        10.74
                                                  ---------        ------         ---------
Outstanding options at January 31, 1999.........  3,676,000          5.45           642,000
Options issued..................................  1,857,000          3.87
Options exercised...............................   (433,000)         1.39
Options expired and terminated..................   (774,000)         4.99
                                                  ---------        ------         ---------
Outstanding options at January 31, 2000.........  4,326,000        $ 5.22         1,045,000
                                                  =========        ------         ---------

    In August 1998, our board agreed to reprice outstanding options to align the option exercise prices more closely with the fair market value of the underlying common stock. A program allowing option holders under the 1997 Stock Incentive Program to exchange higher priced options for the same number of lower priced options was adopted. The new options were issued on August 14, 1998 at $5.1875 per share. The repricing excluded our officers and directors and prohibited employees from exercising these new options for twelve months. Certain QAD officers and directors were issued additional grants under the same plan.

    The weighted average remaining contractual life of stock options outstanding as of January 31, 2000 is as follows:

                                                                                         OPTIONS EXERCISABLE
                                                                                    ------------------------------
                          NUMBER              WEIGHTED                                                WEIGHTED
RANGE OF                OF OPTIONS       AVERAGE REMAINING       WEIGHTED AVERAGE     NUMBER      AVERAGE EXERCISE
EXERCISE PRICE          OUTSTANDING   CONTRACTUAL LIFE (YEARS)    EXERCISE PRICE    EXERCISABLE        PRICE
---------------------   -----------   ------------------------   ----------------   -----------   ----------------
    $0.12 - $0.19          195,000              0.19                  $ 0.16           195,000         $ 0.16
     3.00 -  4.99        2,539,000              7.36                    3.85           199,000           4.23
     5.00 -  9.99        1,111,000              5.98                    5.30           464,000           5.20
    10.00 - 22.50          481,000              5.85                   14.31           187,000          14.35
                         ---------              ----                  ------         ---------         ------
      Total              4,326,000              6.52                  $ 5.22         1,045,000         $ 5.73
                         =========              ----                  ------         =========         ------

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    We apply APB Opinion No. 25 in accounting for QAD's option plans and, accordingly, no compensation cost was recognized as the exercise price of the stock options equaled the fair value at the grant date. The fair value of the options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                                       JANUARY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Expected life (years).......................................    6.50       6.50       6.00
Interest rate...............................................    6.30%      5.50%      5.95%
Volatility..................................................    0.79       0.75       0.41
Dividend yield..............................................   $0.00      $0.00      $0.00

    No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards. If we had recognized compensation expense for stock-based employee compensation based upon the fair value of options granted, our net income (loss) for the fiscal years 2000, 1999 and 1998 would have been impacted as follows:

2000                                                          AS REPORTED   PRO FORMA
----                                                          -----------   ---------
Net loss....................................................    $(16,336)   $(23,454)
Basic loss per share........................................       (0.54)      (0.77)
Diluted loss per share......................................       (0.54)      (0.77)

1999                                                          AS REPORTED   PRO FORMA
----                                                          -----------   ---------
Net loss....................................................    $(35,921)   $(42,756)
Basic loss per share........................................       (1.22)      (1.46)
Diluted loss per share......................................       (1.22)      (1.46)

1998                                                          AS REPORTED   PRO FORMA
----                                                          -----------   ---------
Net income..................................................     $9,856      $8,201
Basic earnings per share....................................       0.38        0.32
Diluted earnings per share..................................       0.38        0.31

1994 STOCK OWNERSHIP PROGRAM

    We established the QAD Inc. 1994 Stock Ownership Program (the "Plan") covering 4,800,000 shares of our common stock. The Plan allows eligible employees to purchase shares of common stock at the fair market value of the common stock by direct cash payment or at 95% of the fair market value through payroll deduction. The Plan also allows for the granting of shares to employees. We have the right, but not the obligation, to repurchase shares at fair value upon the termination of employment. During fiscal year 1998, 215,160 shares were issued under the Plan at an average price of $9.42. No shares were issued under the Plan during fiscal years 2000 or 1999.

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    During fiscal year 1998, 20,400 restricted shares of common stock were granted. The fair market value of the shares awarded was $194,000. This amount was recorded as unearned compensation-restricted stock, as a separate component of stockholders' equity. Unearned compensation is amortized to expense over the periods that the restrictions lapse, generally one to three years from date of award. Such expense amounted to $1,263,000 for fiscal year 1998, $600,000 of which is included in accrued expense and $663,000 was amortization of compensation-restricted stock as the restricted shares are issued to employees.

    During fiscal year 1998, 50,060 shares were granted. The fair value of $431,000 at the grant date was recognized as compensation expense.

1997 STOCK INCENTIVE PROGRAM

    We have adopted the 1997 Stock Incentive Program, or Program. The Program consists of seven parts: The first part is the Incentive Stock Option Plan under which incentive stock options may be granted. The second part is the Nonqualified Stock Option Plan under which nonqualified stock options may be granted. The third part is the Restricted Share Plan under which restricted shares of common stock may be granted. During fiscal year 1999, we awarded 20,000 restricted shares under the Plan, of which 6,666 shares vested and 13,334 remained unvested at January 31, 2000. No additional shares were issued under this part of the Plan during fiscal years 2000 or 1998. The fourth part is the Employee Stock Purchase Plan. The Plan allows participating employees to purchase shares of common stock through payroll deductions at 85% of the lower of the beginning or the ending calendar quarter share price. The fifth part is the Non-Employee Director Stock Option Plan under which grants of options to purchase shares of common stock may be made to non-employee directors of QAD. The sixth part is the Stock Appreciation Rights Plan under which SARs (as defined in the plan) may be granted. The seventh part is the Other Stock Rights Plan under which (1) units representing the equivalent shares of common stock may be granted; (2) payments of compensation in the form of shares of common stock may be granted; and (3) rights to receive cash or shares of common stock based on the value of dividends paid with respect to a share of common stock may be granted. The maximum aggregate number of shares of common stock subject to the Program is 8,000,000 shares. The Program lasts 10 years from the date of adoption.

TOTAL COMPENSATION COST RECOGNIZED FOR STOCK-BASED COMPENSATION PLANS

    Total compensation cost recognized for stock-based employee compensation awards was as follows:

                                                                 JANUARY 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Under performance awards..............................   $  --       $ --      $  431
Under restricted stock grants, net of cancellations...    (240)       329         930
                                                         -----       ----      ------
  Total...............................................   $(240)      $329      $1,361
                                                         =====       ====      ======

RECEIVABLE FROM STOCKHOLDERS

    In connection with the 1994 Stock Ownership Program, we have guaranteed indebtedness incurred by certain stockholders to purchase shares with cash deposited with a lending institution. These amounts are classified as "Receivable from Stockholders" in the equity section of the Consolidated Balance Sheets.

                                    QAD INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. QUARTERLY INFORMATION (UNAUDITED)

                                                       QUARTER ENDED
                                         ------------------------------------------
                                         APRIL 30    JULY 31    OCT. 31    JAN. 31
                                         ---------   --------   --------   --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Total revenue..........................   $53,338    $58,314    $ 56,728   $70,882
Gross profit...........................    27,989     31,896      31,894    40,244
Net income (loss)......................    (9,943)    (3,969)     (4,509)    2,085
Basic net income (loss) per share......     (0.33)     (0.13)      (0.15)     0.07
Diluted net income (loss) per share....     (0.33)     (0.13)      (0.15)     0.06

1999
Total revenue..........................    44,270     47,279      36,435    65,360
Gross profit...........................    32,483     36,540      25,076    40,230
Net loss...............................    (2,287)    (4,431)    (24,340)   (4,863)
Basic net loss per share...............     (0.08)     (0.15)      (0.83)    (0.16)
Diluted net loss per share.............   $ (0.08)   $ (0.15)   $  (0.83)  $ (0.16)

13. STOCKHOLDERS' EQUITY

    On December 23, 1999, we issued, under a private placement, 2,333,333 shares of our common stock to Recovery Equity Investors II, L.P. for net consideration of $9.6 million. Pursuant to this placement, Jeffrey A. Lipkin, General Partner of Recovery Equity Investors II, L.P., was elected to our board of directors.

    In conjunction with this placement, we issued a warrant to purchase 225,000 shares of common stock with an exercise price of $7.50, which are each immediately exercisable for one share of our common stock.

                                  SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                     CHARGED
                                                     BALANCE AT     (CREDITED)                BALANCE AT
                                                    BEGINNING OF   TO COSTS AND      (1)        END OF
DESCRIPTION                                            PERIOD        EXPENSES     DELETIONS     PERIOD
-----------                                         ------------   ------------   ---------   ----------
Allowance for doubtful accounts and sales
  adjustments

Years ended:
  January 31, 2000................................     $8,024         $ (261)      $(1,473)     $6,290
  January 31, 1999................................      5,510          3,627        (1,113)      8,024
  January 31, 1998................................      3,694          4,370        (2,554)      5,510

------------------------

(1) Actual write-offs and sales adjustments.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on April 28, 2000.

                                                       QAD INC.

                                                       By:            /s/ KATHLEEN M. FISHER
                                                            -----------------------------------------
                                                                        Kathleen M. Fisher
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ PAMELA M. LOPKER                   Chairman of the Board and
     -------------------------------------------         President (Principal         April 28, 2000
                  Pamela M. Lopker                       Executive Officer)

                 /s/ KARL F. LOPKER
     -------------------------------------------       Director, Chief Executive      April 28, 2000
                   Karl F. Lopker                        Officer

                                                       Executive Vice President,
               /s/ KATHLEEN M. FISHER                    Chief Financial Officer
     -------------------------------------------         (Principal Financial         April 28, 2000
                 Kathleen M. Fisher                      Officer)

                                                       Vice President, Corporate
                /s/ CHERYL M. SLOMANN                    Controller, Chief
     -------------------------------------------         Accounting Officer           April 28, 2000
                  Cheryl M. Slomann                      (Principal Accounting
                                                         Officer)

                   /s/ A. J. MOYER
     -------------------------------------------       Director                       April 28, 2000
                     A. J. Moyer

                  /s/ KOH BOON HWEE
     -------------------------------------------       Director                       April 28, 2000
                    Koh Boon Hwee

             /s/ PETER R. VAN CUYLENBURG
     -------------------------------------------       Director                       April 28, 2000
               Peter R. van Cuylenburg

                /s/ JEFFREY A. LIPKIN
     -------------------------------------------       Director                       April 28, 2000
                  Jeffrey A. Lipkin

                               INDEX OF EXHIBITS

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
         3.1            Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997(1)

         3.2            Certificate of Amendment of Certificate of Incorporation of
                          the Registrant, filed with the Delaware Secretary of State on June 19, 1997(1)

         3.9            Bylaws of the Registrant(1)

         4.1            Specimen Stock Certificate(1)

        10.1            QAD Inc. 1994 Stock Ownership Program(1)

        10.2            QAD Inc. 1997 Stock Incentive Program(1)

        10.3            Form of Indemnification Agreement with Directors and
                          Executive Officers(1)

        10.4            Loan and Security Agreement between Greyrock Business
                          Credit, a Division of Nations Credit Commercial
                          Corporation ("GBC") and the Registrant dated July 3,
                          1996(1)

        10.5            Schedule to Loan Agreement between GBC and the Registrant
                          dated July 3, 1996(1)

        10.6            Letter Agreement between the Registrant and GBC dated
                          July 3, 1996(1)

        10.7            Letter Agreement between the Registrant and GBC dated
                          July 5, 1996(1)

        10.8            Letter Agreement between the Registrant and GBC dated
                          July 5, 1996(1)

        10.9            Secured Promissory Note in the original principal amount of
                          $4,000,000 made by the Registrant to the order of GBC
                          dated July 3, 1996(1)

        10.10           Trademark Security Agreement between GBC and the Registrant dated July 3, 1996(1)

        10.11           Security Agreement in Copyrighted Works executed by the
                          Registrant in favor of GBC dated July 3, 1996(1)

        10.12           Deed of Trust with respect to real property located in Santa
                          Barbara County, California executed by the Registrant in
                          favor of GBC dated July 3, 1996(1)

        10.13           Master License Agreement between the Registrant and Progress
                          Software Corporation dated June 30, 1995(1)+(10.14)

        10.14           Lease Agreement between the Registrant and Matco
                          Enterprises, Inc. for Suites I, K and L located at 5464
                          Carpinteria Ave., Carpinteria, California dated
                          November 30, 1992(1)(10.15)

        10.15           First Amendment to Office Lease between the Registrant and
                          Matco Enterprises, Inc. for Suites C and H located at 5464
                          Carpinteria Ave., Carpinteria, California dated
                          September 9, 1993(1)(10.16)

        10.16           Second Amendment to Office Lease between the Registrant and
                          Matco Enterprises, Inc. for Suite J located at 5464
                          Carpinteria Ave., Carpinteria, California dated
                          January 14, 1994(1)(10.17)

        10.17           Third Amendment to Office Lease between the Registrant and
                          Matco Enterprises, Inc. for Suites B and C located at 5464
                          Carpinteria Ave., Carpinteria, California dated
                          January 14, 1994(1)(10.18)

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
        10.18           Fourth Amendment to Office Lease between the Registrant and
                          Matco Enterprises, Inc. for Suite H located at 5464
                          Carpinteria Ave., Carpinteria, California dated
                          February 15, 1994(1)(10.19)

        10.19           Fifth Amendment to Office Lease between the Registrant and
                          Matco Enterprises, Inc. or Suites G and E located at 5464
                          Carpinteria Ave., Carpinteria, California dated
                          September 12, 1994(1)(10.20)

        10.20           Sixth Amendment to Office Lease between the Registrant and
                          Matco Enterprises, Inc. for Suites A, B, D, F and H, and
                          Room A located at 5464 Carpinteria Ave., Carpinteria,
                          California dated October 30, 1996(1)(10.21)

        10.21           Lease Agreement between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for Suites 3
                          through 8 located at 6430 Via Real, Carpinteria,
                          California dated November 30, 1993(1)(10.22)

        10.22           Addendum to Lease between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for Suites 3
                          through 8 located at 6430 Via Real, Carpinteria,
                          California dated November 30, 1993(1)(10.23)

        10.23           Lease Agreement between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for 6450 Via
                          Real, Carpinteria, California dated November 30,
                          1993(1)(10.24)

        10.24           Addendum to Lease between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for 6450 Via
                          Real, Carpinteria, California dated November 30,
                          1993(1)(10.25)

        10.25           Lease Agreement between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for Suites 1
                          through 5 located at 6460 Via Real, Carpinteria,
                          California dated November 30, 1993(1)(10.26)

        10.26           Addendum to Lease between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for Suites 1
                          through 5 located at 6460 Via Real, Carpinteria,
                          California dated November 30, 1993(1)(10.27)

        10.27           Lease Agreement between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for Suites 7
                          and 8 located at 6440 Via Real, Carpinteria, California
                          dated September 8, 1995(1)(10.28)

        10.28           Addendum to Lease between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for Suites 7
                          and 8 located at 6440 Via Real, Carpinteria, California
                          dated September 8, 1995(1)(10.29)

        10.29           Lease Agreement between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for Suites 9
                          and 10 located at 6440 Via Real, Carpinteria, California
                          dated September 8, 1995(1)(10.30)

        10.30           Addendum to Lease between the Registrant and William D. and
                          Edna J. Wright dba South Coast Business Park for Suites 9
                          and 10 located at 6440 Via Real, Carpinteria, California
                          dated September 8, 1995(1)(10.31)

        10.31           Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel
                          Larchmont Office, Inc. located at 10,000 Midlantic Drive,
                          Mt. Laurel, New Jersey dated December 29, 1993(1)(10.32)

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
        10.32           Amendment to Multi-Tenant Office Lease Agreement between the
                          Registrant and EDB Property Partners, LP III, successor to
                          Laurel Larchmont Office, Inc. located at 10,000 Midlantic
                          Drive, Mt. Laurel, New Jersey dated April 26,
                          1994(1)(10.33)

        10.33           Second Amendment to Multi-Tenant Lease Agreement between the
                          Registrant and EDB Property Partners, LP III, dated
                          May 30, 1995(1)(10.34)

        10.34           Third Amendment to Multi-Tenant Lease Agreement between the
                          Registrant and EDB Property Partners L.P. I dated
                          November 30, 1995(1)(10.35)

        10.35           Agreement and Plan of Merger between QAD California and the
                          Registrant dated July 8, 1997(1)(10.36)

        10.36           Credit Agreement dated as of August 4, 1997 between the
                          Registrant and Bank of America National Trust and Savings
                          Association(2)(10.41)

        10.37           Standard Industrial Commercial Multi-Tenant Lease--Modified
                          Net dated as of December 29, 1997 between the Registrant
                          and CITO Corp.(2)(10.42)

        10.38           Value Added Reseller Agreement dated as of April 13, 1998
                          between the Registrant and Paragon Management
                          Systems, Inc.(2)(10.43)

        10.39           Lease Agreement between the Registrant and Goodaston Limited for Unit 1 Phase 8 Business Park, The Waterfront Merry
                          Hill, West Midlands, United Kingdom, dated April 30,
                          1996(2)(10.44)

        10.40           Credit Agreement between the Registrant and the First
                          National Bank of Chicago dated April 18, 1999(3)(10.44)

        10.41           Related Facility Credit Agreement between the Registrant and
                          The First National Bank of Chicago dated April 8,
                          1999(3)(10.45)

        10.42           Borrower Security Agreement between the Registrant and The
                          First National Bank of Chicago dated April 18,
                          1999(3)(10.46)

        10.43           Second Amendment to Credit Agreement between QAD Inc. and
                          The First National Bank of Chicago (incorporated by
                          reference to exhibit 10.1 to QAD Inc.'s Current Report on
                          Form 8-K filed June 25, 1999)(4)(10.1)

        10.44           Eighth Amendment to Office Lease between the Registrant and
                          Matco Enterprises, Inc. for Suites I, K, L, C, J and
                          Basement Room B located at 5464 Carpinteria Avenue,
                          Carpinteria, California dated February 18, 1999(4)(10.2)

        10.45           Related Facility Credit Agreement between the Registrant and
                          The First National Bank of Chicago(4)(10.45)

        10.46           Stock Purchase Agreement between the Registrant and Recovery
                          Equity Investors II, L.P. dated December 23, 1999

        10.47           Registration Rights Agreement between the Registrant and
                          Recovery Equity Investors II, L.P. dated December 23, 1999

        10.48           Stock Purchase Agreement between the Registrant and
                          Enterprise Engines, Inc. dated December 15, 1999

        10.49           Non-Competition Agreement between the Registrant and David
                          A. Taylor and Enterprise Engines, Inc. dated December 15,
                          1999

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
        10.50           Promissory Note between the Registrant and First Credit Bank dated November 8, 1999

        10.51           Deed of Trust between the Registrant and First Credit Bank dated November 8, 1999

        10.52           Ninth Amendment to office lease between the Registrant and
                          Matco Enterprises, Inc. for Suites G an E located at 5464
                          Carpinteria Avenue, Carpinteria, California dated
                          August 23, 1999

        21.1            Subsidiaries of the Registrant

        23.1            Consent of KPMG LLP

        27.1            Financial Data Schedule

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-28441).

(2) Incorporated by reference to the Registrant's Annual Report on 10-K for the year ended January 31, 1999 filed April 30, 1999 (Commission File No. 0-22823).

(3) Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 1999 filed June 14, 1999 (Commission No. 0-22823).

(4) Incorporated by reference to the Registrant's Quarterly Report for the quarter ended July 31, 1999 filed September 14, 1999 (Commission No. 0-22823).

(+) Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.