Form 10-Q
period 2000-04-30
QAD INC
filed 2000-06-13
CIK 1036188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 30, 2000

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

The number of shares outstanding of the issuer's common stock as of the close of business on May 31, 2000 was 33,358,058.

                                    QAD INC.
                                      INDEX

PART I

         FINANCIAL INFORMATION                                                                  Page

         ITEM 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     April 30, 2000 and January 31, 2000                                           1

                     Condensed Consolidated Statements of Operations
                     for the Three Months Ended April 30, 2000 and 1999                            2

                     Condensed Consolidated Statements of Cash Flows
                     for the Three Months Ended April 30, 2000 and 1999                            3

                     Notes to Condensed Consolidated Financial
                     Statements                                                                    4

         ITEM 2      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                 6

         ITEM 3      Quantitative and Qualitative Disclosures
                     About Market Risk                                                             7

PART II

         OTHER INFORMATION

         ITEM 1      Legal Proceedings                                                             8

         ITEM 2      Changes in Securities                                                         8

         ITEM 3      Defaults upon Senior Securities                                               8

         ITEM 4      Submission of Matters to a Vote of Security Holders                           8

         ITEM 5      Other Information                                                             8

         ITEM 6      Exhibits and Reports on Form 8-K                                              8

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS
                                    QAD INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         April 30,  January 31,
                                                                           2000         2000
                                                                       ------------ -----------
                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and equivalents                                                 $  36,575    $  35,936
    Accounts receivable, net                                                67,780       98,567
    Other current assets                                                    14,587       15,523
                                                                         ---------    ---------
         Total current assets                                              118,942      150,026

Property and equipment, net                                                 31,038       32,729
Capitalized software development costs, net                                  8,094        8,233
Other assets, net                                                           22,833       23,383
                                                                         ---------    ---------

         Total assets                                                    $ 180,907    $ 214,371
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and capital lease obligations                          $     969    $   1,240
    Accounts payable                                                        16,154       17,671
    Accrued expenses                                                        25,637       34,647
    Deferred revenue and deposits                                           56,685       64,731
                                                                         ---------    ---------

         Total current liabilities                                          99,445      118,289

Notes payable and capital lease obligations, less current portion           14,804       21,890
Other liabilities                                                              112          200
Minority interest                                                              504          563
Commitments and contingencies                                                 --           --

Stockholders' equity:
    Preferred stock, $0.001 par value.  Authorized 5,000,000 shares;
         none issued and outstanding                                          --           --
    Common stock, $0.001 par value.  Authorized 150,000,000
         shares; issued and outstanding 33,292,908 and 33,012,210
         shares at April 30, 2000 and January 31, 2000, respectively            33           33
    Additional paid-in-capital                                             112,543      111,553
    Accumulated deficit                                                    (43,652)     (34,876)
    Unearned compensation - restricted stock                                  (112)        (146)
    Accumulated other comprehensive loss                                    (2,770)      (3,135)
                                                                         ---------    ---------
         Total stockholders' equity                                         66,042       73,429
                                                                         ---------    ---------
         Total liabilities and stockholders' equity                      $ 180,907    $ 214,371
                                                                         =========    =========

      See accompanying notes to condensed consolidated financial statements

                                    QAD INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                                                         Three Months Ended
                                                                                                             April 30,
                                                                                                 -----------------------------------
                                                                                                    2000                     1999
                                                                                                 --------                  ---------
Revenue:
    License fees                                                                                 $ 15,085                  $ 20,461
    Maintenance and other                                                                          23,929                    21,001
    Services                                                                                       12,583                    11,876
                                                                                                 --------                  --------
         Total revenue                                                                             51,597                    53,338

Costs and expenses:
    Cost of license fees                                                                            3,998                     5,588
    Other cost of revenue                                                                          22,323                    19,761
    Sales and marketing                                                                            17,050                    21,507
    Research and development                                                                        9,691                     9,006
    General and administrative                                                                      6,507                     6,880
                                                                                                 --------                  --------
         Total costs and expenses                                                                  59,569                    62,742
                                                                                                 --------                  --------

Operating loss                                                                                     (7,972)                   (9,404)

Other (income) expense:
    Interest income                                                                                  (420)                     (107)
    Interest expense                                                                                  672                       294
    Other (income) expense                                                                            (14)                      352
                                                                                                 --------                  --------
    Total other (income) expense                                                                      238                       539

Loss before income taxes                                                                           (8,210)                   (9,943)

Income tax expense                                                                                    566                      --
                                                                                                 --------                  --------
Net loss                                                                                         $ (8,776)                 $ (9,943)
                                                                                                 ========                  ========

Basic and diluted net loss per share                                                             $  (0.26)                 $  (0.33)
                                                                                                 ========                  ========

Basic and diluted weighted average shares                                                          33,166                    29,931
                                                                                                 ========                  ========

      See accompanying notes to condensed consolidated financial statements

                                    QAD INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                                         Three Months Ended
                                                                                                               April 30,
                                                                                                   ---------------------------------
                                                                                                     2000                    1999
                                                                                                   --------                ---------
Net cash provided by (used in) operating activities                                                $ 10,253                $    (41)

Cash flows from investing activities:
          Purchase of property and equipment                                                         (1,376)                 (1,423)
          Investment in software development                                                           (752)                   (671)
          Proceeds from sale of short-term investments                                                 --                     3,000
          Investment in equity securities                                                              --                      (500)
          Other, net                                                                                   --                        78
                                                                                                   --------                --------
Net cash provided by (used in) investing activities                                                  (2,128)                    484

Cash flows from financing activities:
           Proceeds from notes payable                                                                 --                    16,000
           Reduction of notes payable                                                                (7,360)                (12,455)
           Issuance of common stock for cash                                                            873                     548
           Repurchase of common stock                                                                   (45)                    (67)
           Other, net                                                                                     5                       9
                                                                                                   --------                --------
Net cash provided by (used in) financing activities                                                  (6,527)                  4,035

Effect of exchange rates on cash and equivalents                                                       (959)                   (261)
                                                                                                   --------                --------
   Net increase in cash and equivalents                                                                 639                   4,217

Cash and equivalents at beginning of period                                                          35,936                  16,078
                                                                                                   --------                --------
   Cash and equivalents at end of period                                                           $ 36,575                $ 20,295
                                                                                                   ========                ========

      See accompanying notes to condensed consolidated financial statements

                                    QAD INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of reclassifications and normal recurring adjustments) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in our Form 10-K for the year ended January 31, 2000. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the year ending January 31, 2001.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

2.       COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:


                                                               Three Months Ended April 30,
                                                           ------------------------------------
(In thousands)                                                 2000                     1999
                                                           ----------                 ---------
Net loss                                                    $ (8,776)                 $ (9,943)
Foreign currency translation adjustments                         365                      (261)
                                                            --------                  --------
Comprehensive loss                                          $ (8,411)                 $(10,204)
                                                            ========                  ========


3.       PER SHARE INFORMATION

Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of the shares issuable upon the exercise of warrants and stock options using the treasury stock method. The following table sets forth the computation of basic and diluted income (loss) per share:

                                                                           Three Months Ended April 30,
                                                                          ------------------------------
(In thousands, except per share amounts)                                    2000                  1999
                                                                          --------              --------
Numerator:
  Net loss                                                                $ (8,776)             $ (9,943)
                                                                          ========              ========
Denominator:
  Weighted average basic shares outstanding                                 33,166                29,931

  Effect of dilutive common stock equivalents                                 --                    --
                                                                          --------              --------
  Weighted average diluted shares outstanding                               33,166                29,931
                                                                          ========              ========
  Basic and diluted loss per share                                        $  (0.26)             $  (0.33)
                                                                          ========              ========

Common stock equivalent shares of approximately 1,278,000 and 256,000 for the three months ended April 30, 2000 and 1999, respectively, were not included in the diluted calculations because, due to the net loss positions, they were anti-dilutive.

4.       NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In consideration for the ability to execute up to $5.5 million of potential acquisitions between May 1, 2000 and January 31, 2001, with a maximum cash outflow of $3.0 million during that period, the commitment under our revolving credit facility with Bank One was reduced by $5.0 million to $20.0 million.

5.       RESTRUCTURING CHARGE

In response to changes in customers' manufacturing capital software spending patterns during fiscal year 1999, we undertook a restructuring program that, among other things, more closely aligned costs with sales expectations. The program included the consolidation of certain facilities and an approximate reduction of 230 positions across a broad cross-section of QAD. As of April 30, 2000, $5.2 million of the total $5.5 million restructuring charge was utilized, and we expect to pay the remaining balance by January 31, 2002.

6.       BUSINESS SEGMENT INFORMATION

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

During the latter part of fiscal year 2000, management changed the composition of our reportable segments for operating income (loss), in order to disclose components related to the corporate segment. Prior period segment information has not been restated to separately disclose corporate segment data, as it is impracticable to do so.

                                        Three Months Ended April 30,
                                        ----------------------------
      (In thousands)                        2000          1999
                                         ---------      ---------
      REVENUE
      North America                      $  21,091      $  20,874
      EMEA                                  20,407         21,085
      Asia Pacific                           7,924          7,918
      Latin America                          2,175          3,461
                                         ---------      ---------
                                         $  51,597      $  53,338
                                         =========      =========

      OPERATING INCOME (LOSS):
      North America                      $   1,205      $  (6,128)
      EMEA                                    (888)        (1,963)
      Asia Pacific                          (2,267)        (1,314)
      Latin America                         (1,089)             1
      Corporate                             (4,933)          --
                                         ---------      ---------
                                         $  (7,972)     $  (9,404)
                                         =========      =========

                                         April 30,     January 31,
                                           2000           2000
                                         ---------     -----------
      IDENTIFIABLE ASSETS:
      North America                      $  80,254      $  96,853
      EMEA                                  68,558         84,233
      Asia Pacific                          23,672         24,575
      Latin America                          8,423          8,710
                                         ---------      ---------
                                         $ 180,907      $ 214,371
                                         =========      =========


7.       RECENT ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an effect on the Company's financial reporting.

ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. QAD undertakes no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents QAD files from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2001.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:


                                                         Three Months Ended April 30,
                                                        -------------------------------
                                                        2000                      1999
                                                        ----                      ----
Revenue:
   License fees                                          29%                        38%
   Maintenance and other                                 46                         40
   Services                                              25                         22
                                                        ----                      ----
       Total revenue                                    100                        100
Costs and expenses:
   Cost of license fees                                   8                         11
   Other cost of revenue                                 43                         37
   Sales and marketing                                   33                         40
   Research and development                              19                         17
   General and administrative                            12                         13
                                                        ----                      ----
   Total costs and expenses                             115                        118
                                                        ----                      ----
Operating loss                                          (15)                       (18)
Other expense                                             1                          1
                                                        ----                      ----
Loss before income taxes                                (16)                       (19)
Income tax expense                                        1                          0
                                                        ----                      ----
Net loss                                                (17)%                      (19)%
                                                        ----                      ----

Total revenue for the first quarter of fiscal year 2001 was $51.6 million, a decrease of $1.7 million, or 3%, from $53.3 million in the first quarter of fiscal 2000. This decline was due to a 26% decrease in license revenue, offset by 14% and 6% growth rates in maintenance and other, and services revenue, respectively.

Although the Year 2000 capital spending lock-down is substantially over, customers have not yet resumed former buying levels. They are instead taking the time to evaluate their e-business strategies before investing in associated software, resulting in our license revenue decline. Maintenance revenue continues to grow due to expansion of our installed base. The increase in services revenue is due to greater utilization in our Global Services business, which was launched late in fiscal year 1999.

As a result of these factors, our revenue mix has shifted away from higher margin license revenue, from 38% of total revenue in the first quarter of fiscal year 2000 to 29% in the first quarter of fiscal year 2001, toward lower margin maintenance and services revenue.

TOTAL COST OF REVENUE. Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue increased from 48% in the first quarter of fiscal year 2000 to 51% in the first quarter of fiscal year 2001. This increase was primarily due to the shift in revenue mix away from the higher margin license business and toward lower margin maintenance and services.

SALES AND MARKETING. Sales and marketing expense decreased 21% to $17.1 million for the first quarter of fiscal 2001, from $21.5 million in the same period last year. The decreased spending was primarily due to reduced personnel costs resulting from the restructuring program initiated late in fiscal 1999.

RESEARCH AND DEVELOPMENT. Research and development expense increased 8% to $9.7 million for the first quarter of fiscal 2001, from $9.0 million in the first quarter of fiscal 2000. The change was primarily due to increased investment in QAD eQ and our web-enabled ERP products.

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased 5% to $6.5 million for the first quarter of fiscal 2001 from $6.9 million in the same prior year period. The decreased spending was primarily due to reduced personnel costs resulting from the restructuring program initiated late in fiscal 1999.

INCOME TAXES. We recorded income tax expense of $0.6 million for the three months ended April 30, 2000 to provide for taxes in the jurisdictions that were profitable for the quarter. We have not provided benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits in the current year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. We had working capital of $19.5 million and $31.7 million as of April 30, 2000 and January 31, 2000, respectively. Cash and equivalents were $36.6 million and $35.9 million at April 30, 2000 and January 31, 2000, respectively.

Accounts receivable, net of allowances, decreased to $67.8 million at April 30, 2000 from $98.6 million at January 31, 2000. Accounts receivable day's sales outstanding decreased to 118 days at April 30, 2000 from 125 days at January 31, 2000. We are continuing our focus on sales terms and collection processes to further improve cash flows and working capital.

Net cash provided by (used in) operating activities was $10.3 million and $(41,000) for the three months ended April 30, 2000 and 1999, respectively. The increase relates primarily to significantly higher accounts receivable collections, partially offset by a larger decline in the deferred revenue balance.

Net cash provided by (used in) investing activities primarily relates to the purchase of property and equipment and the sale of short-term cash investments in the three months ended April 30, 1999, and aggregated $(2.1) million and $0.5 million in the three months ended April 30, 2000 and 1999, respectively. At April 30, 2000 we had no material commitments for capital expenditures.

Net cash provided by (used in) financing activities totaled $(6.5) million and $4.0 million for the three months ended April 30, 2000 and 1999, respectively, and was comprised of net proceeds and repayments of borrowings and issuance of common stock.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes from our Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

         Not applicable

ITEM 2 - CHANGES IN SECURITIES

         Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5 - OTHER INFORMATION

         Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   a)       Exhibits

            10.1 Third Amendment to Credit Agreement between QAD Inc. and
                 Bank One, NA.

            10.2 Fourth Amendment to Credit Agreement between QAD Inc. and
                 Bank One, NA.

            10.3 Fifth Amendment to Credit Agreement between QAD Inc. and Bank
                 One, NA.

            27   Financial Data Schedule

   b)       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended April 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QAD INC.
                                  (Registrant)






Date: June 13, 2000                  By   /s/ KATHLEEN M. FISHER
                                          ------------------------------
                                          Kathleen M. Fisher
                                          Chief Financial Officer
                                          (on behalf of the registrant and as
                                          Principal Financial Officer)