Form 10-Q
period 2000-07-31
QAD INC
filed 2000-09-13
CIK 1036188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JULY 31, 2000
                                    -------------
OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition from  ____________________ to _________________________

Commission File Number  0-22823
                        -------
                                    QAD INC.
             (Exact name of registrant as specified in its charter)

                Delaware                            77-0105228
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

                  6450 Via Real, Carpinteria, California 93013
                    (Address of principal executive offices)


                                 (805) 684-6614
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes  X    No
                         -----     -----

The number of shares outstanding of the issuer's common stock as of the close of business on August 31, 2000 was 33,446,503.

                                    QAD INC.
                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I

         FINANCIAL INFORMATION

         ITEM 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of                                   1
                     July 31, 2000 and January 31, 2000

                     Condensed Consolidated Statements of Operations                               2
                     for the Three and Six Months Ended July 31, 2000 and 1999

                     Condensed Consolidated Statements of Cash Flows                               3
                     for the Six Months Ended July 31, 2000 and 1999

                     Notes to Condensed Consolidated Financial                                     4
                     Statements

         ITEM 2      Management's Discussion and Analysis of                                       6
                     Financial Condition and Results of Operations

         ITEM 3      Quantitative and Qualitative Disclosures                                      9
                     About Market Risk

PART II

         OTHER INFORMATION

         ITEM 2      Changes in Securities                                                        10

         ITEM 4      Submission of Matters to a Vote of Security Holders                          10

         ITEM 6      Exhibits and Reports on Form 8-K                                             10

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS
                                    QAD INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 JULY 31,           JANUARY 31,
                                                                                   2000                2000
                                                                             ----------------      ---------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and equivalents                                                  $            27,215   $           35,936
    Accounts receivable, net                                                           73,163               98,567
    Other current assets                                                               12,119               15,523
                                                                             ----------------      ---------------

           Total current assets                                                       112,497              150,026

Property and equipment, net                                                            30,692               32,729
Capitalized software development costs, net                                             7,765                8,233
Other assets, net                                                                      21,897               23,383
                                                                             ----------------      ---------------

           Total assets                                                   $           172,851   $          214,371
                                                                             ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and capital lease obligations                           $             1,160   $            1,240
    Accounts payable                                                                   18,104               17,671
    Accrued expenses                                                                   24,570               34,647
    Deferred revenue and deposits                                                      55,710               64,731
                                                                             ----------------      ---------------

           Total current liabilities                                                   99,544              118,289

Notes payable and capital lease obligations, less current portion                      15,271               21,890
Other liabilities                                                                         187                  200
Minority interest                                                                         475                  563
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.001 par value. Authorized 5,000,000
       shares; none issued or outstanding                                                   -                    -
    Common stock, $0.001 par value. Authorized  150,000,000
       shares; issued and outstanding 33,446,503 and 33,012,210
       shares at July 31, 2000 and January 31, 2000, respectively                          33                   33
    Additional paid-in-capital                                                        112,930              111,553
    Accumulated deficit                                                               (52,497)             (34,876)
    Unearned compensation - restricted stock                                             (112)                (146)
    Accumulated other comprehensive loss                                               (2,980)              (3,135)
                                                                             ----------------      ---------------

           Total stockholders' equity                                                  57,374               73,429
                                                                             ----------------      ---------------

           Total liabilities and stockholders' equity                     $           172,851   $          214,371
                                                                             ================      ===============


     See accompanying notes to condensed consolidated financial statements.

                                    QAD INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JULY 31,                          JULY 31,
                                                         -----------------------------      -----------------------------
                                                             2000              1999             2000             1999
                                                         ------------       -----------     ------------       -----------
Revenue:
    License fees                                      $        18,235    $       20,562   $       33,320    $       41,023
    Maintenance and other                                      23,848            23,283           47,777            44,284
    Services                                                   11,165            14,469           23,748            26,345
                                                         ------------       -----------     ------------       -----------

          Total revenue                                        53,248            58,314          104,845           111,652

Costs and expenses:
    Cost of license fees                                        2,675             4,345            6,426             9,900
    Other cost of revenue                                      21,856            21,813           44,179            41,574
    Sales and marketing                                        17,020            18,572           34,070            40,079
    Research and development                                    9,153             8,457           18,844            17,463
    General and administrative                                  5,858             5,632           11,519            11,609
    Amortization of  intangibles from acquisitions              1,251               965            2,344             1,901
    Restructuring charge                                            -             1,152                -             1,152
                                                         ------------       -----------     ------------       -----------

          Total costs and expenses                             57,813            60,936          117,382           123,678
                                                         ------------       -----------     ------------       -----------

Operating loss                                                 (4,565)           (2,622)         (12,537)          (12,026)

Other (income) expense:
    Interest income                                              (338)             (105)            (758)             (212)
    Interest expense                                              515               499            1,187               793
    Other (income) expense                                        312              (189)             298               163
                                                         ------------       -----------     ------------       -----------

          Total other (income) expense                            489               205              727               744
                                                         ------------       -----------     ------------       -----------

Loss before income taxes                                       (5,054)           (2,827)         (13,264)          (12,770)

Income tax expense                                              3,791             1,142            4,357             1,142
                                                         ------------       -----------     ------------       -----------

Net loss                                              $        (8,845)  $        (3,969)  $      (17,621)   $      (13,912)
                                                         ============       ===========     ============       ===========

Basic and diluted net loss per share                  $          (.26)  $          (.13)   $        (.53)     $       (.46)
                                                         ============       ===========     ============       ===========


     See accompanying notes to condensed consolidated financial statements.

                                    QAD INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     SIX MONTHS ENDED
                                                                                         JULY 31,
                                                                              -----------------------------
                                                                                 2000               1999
                                                                              -----------       ------------
Net cash provided by (used in) operating activities                        $        4,830    $        (2,402)

Cash flows from investing activities:
    Purchase of property and equipment                                             (3,580)            (2,621)
    Investment in software development                                             (1,293)            (1,915)
    Proceeds from sale of short-term investments                                        -              3,000
    Investment in equity securities                                                     -               (500)
    Acquisition of business, net of cash acquired                                    (574)               (81)
    Other, net                                                                          -                 85
                                                                              -----------       ------------

Net cash used in investing activities                                              (5,447)            (2,032)

Cash flows from financing activities:
    Proceeds from notes payable                                                         -             16,059
    Reduction of notes payable                                                     (7,555)           (12,585)
    Issuance of common stock for cash                                               1,259                891
    Other, net                                                                        (40)               (41)
                                                                              -----------       ------------

Net cash provided by (used in) financing activities                                (6,336)             4,324

Effect of exchange rates on cash and equivalents                                   (1,768)              (676)
                                                                              -----------       ------------

    Net decrease in cash and equivalents                                           (8,721)              (786)
Cash and equivalents at beginning of period                                        35,936             16,078
                                                                              -----------       ------------

    Cash and equivalents at end of period                                  $       27,215    $        15,292
                                                                              ===========       ============


     See accompanying notes to condensed consolidated financial statements.

                                    QAD INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of reclassifications and normal recurring adjustments) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in our Form 10-K for the year ended January 31, 2000. The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the results to be expected for the year ending January 31, 2001.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

2.       COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JULY 31,                           JULY 31,
                                                      ---------------------------       -----------------------------
                                                        2000              1999             2000              1999
                                                      -----------       ----------      ------------       -----------
(In thousands)

Net loss                                           $       (8,845)   $      (3,969)  $       (17,621)   $      (13,912)
Foreign currency translation adjustments                     (210)            (415)              155              (676)
                                                      -----------       ----------      ------------       -----------

Comprehensive loss                                 $       (9,055)   $      (4,384)  $       (17,466)   $      (14,588)
                                                      ===========       ==========      ============       ===========

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

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JULY 31,                           JULY 31,
                                                      ---------------------------       -----------------------------
(In Thousands, Except Per Share Amounts)                2000              1999             2000              1999
                                                      -----------       ----------      ------------       -----------
Numerator:
   Net loss                                        $       (8,845)   $      (3,969)  $       (17,621)   $      (13,912)
                                                      ===========       ==========      ============       ===========

Denominator:
   Weighted average basic shares outstanding               33,402           30,169            33,285            30,052

   Effect of dilutive common stock equivalents                  -                -                 -                 -
                                                      -----------       ----------      ------------       -----------

   Weighted average diluted shares outstanding             33,402           30,169            33,285            30,052
                                                      ===========       ==========      ============       ===========

   Basic and diluted loss per share                $         (.26)   $        (.13)  $          (.53)   $         (.46)
                                                      ===========       ==========      ============       ===========

Common stock equivalent shares of approximately 421,000 and 979,000 for the three months and six months ended July 31, 2000, and 143,000 and 169,000 for the three months and six months ended July 31, 1999, respectively, were not included in the diluted calculations because, due to the net loss positions, they were anti-dilutive.

4.       RESTRUCTURING CHARGE

In response to changes in customers' manufacturing capital software spending patterns during fiscal year 1999, we undertook a restructuring program that more closely aligned costs with sales expectations. The program included the consolidation of certain facilities and an approximate reduction of 230 positions across a broad cross-section of QAD. This program was continued in fiscal year 2000 with a $1.2 million charge recorded in the second quarter. As of July 31, 2000, $5.3 million of the total $5.5 million restructuring charge was utilized, and we expect to pay the remaining balance by January 31, 2001.

5.       BUSINESS SEGMENT INFORMATION

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

(In Thousands)                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JULY 31,                           JULY 31,
                                          ----------------------------       ----------------------------
                                            2000              1999             2000              1999
                                          -----------       -----------      -----------       -----------
REVENUE
North America                          $       20,310    $       25,026   $       41,401    $       45,900
EMEA                                           21,674            21,034           42,081            42,119
Asia Pacific                                    9,358             9,318           17,282            17,236
Latin America                                   1,906             2,936            4,081             6,397
                                          -----------       -----------      -----------       -----------
                                       $       53,248    $       58,314   $      104,845    $      111,652
                                          ===========       ===========      ===========       ===========


OPERATING INCOME (LOSS):
North America                          $        1,836    $          309   $        3,041    $       (5,819)
EMEA                                             (502)             (918)          (1,390)           (2,881)
Asia Pacific                                   (1,737)             (203)          (4,004)           (1,517)
Latin America                                  (1,573)             (658)          (2,662)             (657)
Corporate                                      (2,589)                -           (7,522)                -
Restructuring charge                                -            (1,152)               -            (1,152)
                                          -----------       -----------      -----------       -----------
                                       $       (4,565)    $      (2,622)  $      (12,537)    $     (12,026)
                                          ===========       ===========      ===========       ===========


                                                     JULY 31,       JANUARY 31,
                                                       2000            2000
                                                    -----------    ------------
IDENTIFIABLE ASSETS:
North America                                    $      60,374  $       96,853
EMEA                                                    77,136          84,233
Asia Pacific                                            27,194          24,575
Latin America                                            8,147           8,710
                                                    ===========    ============
                                                 $     172,851  $      214,371
                                                    ===========    ============

6.       BUSINESS ACQUISITIONS

In July 2000, we acquired certain assets and liabilities of an Italy-based distributor, Atos Italy S.p.A. The cost of the acquisition totaled $1.7 million. The acquisition was accounted for using the purchase method. Goodwill related to the acquisition of $1.0 million is being amortized over ten years.

Results of operations have been included in the financial statements since the acquisition date. The historical operations of the acquired company are not material to our consolidated operations or financial position.
Therefore, supplemental pro forma information has not been presented.

7.       SUBSEQUENT EVENTS

On August 22, 2000, we announced an initiative to sharpen the focus of our e-business and business intelligence solutions for multinational customers. In connection with this shift, we expect to take a restructuring charge in the third quarter ending October 31, 2000. Our initial estimate of this charge is between $3.0 million and $5.0 million. The charge will primarily relate to costs associated with the reduction of personnel and facilities consolidation.

On September 8, 2000, we entered into a five-year secured credit facility ("the facility") with Foothill Capital Corporation ("Foothill"). The maximum available amount of borrowings under the credit facility is $30.0 million. The facility is secured by certain assets of QAD Inc. The facility includes a $15.0 million term loan with a five-year amortization schedule. The term loan may be re-loaded to $15.0 million on an annual basis. Borrowings under the term loan portion of the facility bear interest at prime rate plus 3.75%. The maximum borrowings under the revolving portion of the facility are subject to the borrowing base less the amount of term loan outstanding and bear interest based on a floating rate of either LIBOR or prime rate plus the corresponding margin. We pay an annual commitment fee of 0.375% calculated on the average unused portion of the $30.0 million credit line.

On September 11, 2000, we drew $15.0 million on the term portion of the facility and $10.0 million of these proceeds were used to retire the existing debt with Bank One in its entirety. As of September 11, 2000, approximately $4.8 million was available and unused on the revolving portion of the Foothill credit facility.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JULY 31,                          JULY 31,
                                                ----------------------------      ---------------------------
                                                   2000             1999             2000            1999
                                                ------------     -----------      -----------     -----------
Revenue:
   License fees                                          34%             35%              32%             37%
   Maintenance and other                                 45              40               45              40
   Services                                              21              25               23              23
                                                ------------     -----------      -----------     -----------
       Total revenue                                    100             100              100             100
Costs and expenses:
   Cost of license fees                                   5               8                6               9
   Other cost of revenue                                 41              37               42              37
   Sales and marketing                                   32              32               33              36
   Research and development                              17              14               18              16
   General and administrative                            11              10               11              10
   Amortization of intangibles from acquisitions          3               2                2               2
   Restructuring charge                                   0               2                0               1
                                                ------------     -----------      -----------     -----------
       Total costs and expenses                         109             105              112             111
                                                ------------     -----------      -----------     -----------
Operating loss                                           (9)             (5)             (12)            (11)
Other expense                                             1               0                1               0
                                                ------------     -----------      -----------     -----------
Loss before income taxes                                (10)             (5)             (13)            (11)
Income tax expense                                        7               2                4               1
                                                ------------     -----------      -----------     -----------
Net loss                                                (17)%            (7)%            (17)%           (12)%
                                                ============     ===========      ===========     ===========

TOTAL REVENUE. Total revenue for the second quarter of fiscal year 2001 was $53.2 million, a decline of $5.1 million, or 9% from $58.3 million in the second quarter of fiscal year 2000. Total revenue for the six months ended July 31, 2000 was $104.8 million, a decline of 6% or $6.8 million from $111.7 million in the comparable prior year period. This decrease in total revenue on both a quarter-to-quarter and year-to-year basis was primarily due to declines in license fee and services revenues.

Although the Year 2000 capital spending lock-down is substantially over, customers have not yet resumed former buying levels. They are instead taking the time to evaluate their e-business strategies before investing in associated software, resulting in our license revenue decline. The decrease in services revenue relates to decreased utilization of our service consultants in conjunction with lower license sales. Maintenance revenue continues to grow due to expansion of our installed base.

As a result of these factors, our revenue mix has shifted away from higher margin license revenue, from 37% of total revenue in the first six months of fiscal year 2000 to 32% in the first six months of fiscal year 2001, toward lower margin maintenance and other revenue.

TOTAL COST OF REVENUE. Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue increased slightly from 45% in the second quarter of fiscal year 2000 to 46% in the second quarter of fiscal year 2001. Total cost of revenue also increased slightly from 46% in the first six months of fiscal year 2000 to 48% in the first six months of fiscal year 2001. These increases were primarily due to the shift in revenue mix away from the higher margin license business and toward lower margin maintenance and other revenue.

SALES AND MARKETING. Sales and marketing expense decreased 8% to $17.0 million for the second quarter of fiscal year 2001 from $18.6 million in the comparable prior year period. On a year-to-date basis, sales and marketing expense declined $6.0 million or 15% to $34.1 million compared to the first six months of fiscal year 2000. The decline in spending was primarily due to continued cost control measures, as well as lower commission expense on decreased revenue.

RESEARCH AND DEVELOPMENT. Research and development expense increased 8% to $9.2 million for the second quarter of fiscal 2001 from $8.5 million in the second quarter of fiscal 2000. During the six months ended July 31, 2000, research and development expense increased 8% to $18.8 million from $17.5 million in the same prior year period. These changes were primarily due to increased investment in QAD eQ and our web-enabled ERP products.

GENERAL AND ADMINISTRATIVE. General and administrative expense remained relatively flat for both the three-month and six-month periods of fiscal years 2001 and 2000 at $5.9 million and $5.6 million for the quarter ended July 31, 2000 and 1999 and $11.5 million and $11.6 million for the six-month period ended July 31, 2000 and 1999, respectively.

RESTRUCTURING CHARGE. In response to changes in customers' manufacturing capital software spending patterns, we undertook a restructuring program in October 1998 that more closely aligned costs with sales expectations. This program was continued in fiscal year 2000 with an additional charge of $1.2 million recorded in the second quarter.

On August 22, 2000, we announced an initiative to sharpen the focus of our e-business and business intelligence solutions for multinational customers. In connection with this shift, we expect to take a restructuring charge in the third quarter ending October 31, 2000. Our initial estimate of this charge is between $3.0 million and $5.0 million. The charge will primarily relate to costs associated with the reduction of personnel and facilities consolidation.

INCOME TAXES. We recorded income tax expense of $4.4 million for the six months ended July 31, 2000. This includes $1.2 million for taxes in the jurisdictions that were profitable for the first six months and a $3.2 million valuation allowance on U.S. deferred tax assets recorded in the second quarter. This compares to income tax expense of $1.1 million for the first six months of fiscal year 2000, representing taxes for the jurisdictions that were profitable during that period. We have not provided benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits in the current year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. We had working capital of $13.0 million and $31.7 million as of July 31, 2000 and January 31, 2000, respectively. Cash and equivalents were $27.2 million and $35.9 million at July 31, 2000 and January 31, 2000, respectively.

Accounts receivable, net of allowances, decreased to $73.2 million at July 31, 2000 from $98.6 million at January 31, 2000. Accounts receivable days sales outstanding decreased to 124 days at July 31, 2000 from 125 days at January 31, 2000. We are continuing our focus on sales terms and collection processes to further improve cash flows and working capital.

Net cash provided by (used in) operating activities was $4.8 million and $(2.4) million for the six months ended July 31, 2000 and 1999, respectively. The year-over-year improvement relates primarily to higher accounts receivable collections.

Net cash used in investing activities primarily relates to the purchase of property and equipment and the sale of short-term cash investments in the six months ended July 31, 1999, and aggregated $5.4 million and $2.0 million in the six months ended July 31, 2000 and 1999, respectively. At July 31, 2000 we had no material commitments for capital expenditures.

Net cash provided by (used in) financing activities totaled $(6.3) million and $4.3 million for the six months ended July 31, 2000 and 1999, respectively, and was composed of net proceeds and repayments of borrowings and issuance of common stock.

On September 8, 2000, we entered into a five-year secured credit facility with Foothill Capital Corporation. The maximum available amount of borrowings under the credit facility is $30.0 million. The facility includes a $15.0 million term loan with a five-year amortization schedule. The term loan may be re-loaded to $15.0 million on an annual basis. The maximum borrowings under the revolving portion of the facility are subject to the borrowing base less the amount of term loan. On September 11, 2000, we drew $15.0 million on the term portion of the facility and $10.0 million of these proceeds were used to retire the existing debt with Bank One in its entirety. As of September 11, 2000, approximately $4.8 million was available and unused on the revolving portion of the Foothill credit facility.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our new credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

RECENT ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an effect on our financial reporting.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained on Page 26 of our annual report on Form 10-K for the year ended January 31, 2000 and is incorporated by reference to such annual report.

                                     PART II



ITEM 2 - CHANGES IN SECURITIES

         During the quarter, we issued an aggregate of 290,205 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares were issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on June 8, 2000, the following proposals were adopted:

         (1) To elect two directors to hold office for a term of three years until the annual meeting of stockholders in the year 2003 (Class II Directors):

                                            VOTES FOR         VOTES WITHHELD
                                            ----------        --------------
                  Karl F. Lopker            30,702,077           280,332
                  Pamela M. Lopker          30,838,222           144,187

         (2) Ratification of appointment of KPMG LLP as the Company's independent auditors for the Company's 2001 fiscal year:

                  VOTES FOR         VOTES AGAINST       ABSTENTIONS
                  ----------        -------------       -----------
                  30,888,821            35,162             58,426


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits

         27   Financial Data Schedule

   b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended July 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     QAD INC.
                                                   (Registrant)






Date: September 13, 2000                    By   /s/ KATHLEEN M. FISHER
                                                 ------------------------------
                                                 Kathleen M. Fisher
                                                 Chief Financial Officer
                                                 (on behalf of the registrant)





                                            By   /s/ CHERYL M. SLOMANN
                                                 ------------------------------
                                                 Cheryl M. Slomann
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)