Form 10-Q
period 2000-10-31
QAD INC
filed 2000-12-15
CIK 1036188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      OCTOBER 31, 2000
                                    ----------------

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


                                 (805) 684-6614
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes  X   No
                          ---     ---.

The number of shares outstanding of the issuer's common stock as of the close of business on November 30, 2000 was 33,561,960.

                                    QAD INC.
                                      INDEX

                                                                                                 Page
PART I

         FINANCIAL INFORMATION

         ITEM 1      Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     October 31, 2000 and January 31, 2000                                         1

                     Condensed Consolidated Statements of Operations                               2
                     for the Three and Nine Months Ended October 31, 2000 and 1999

                     Condensed Consolidated Statements of Cash Flows                               3
                     for the Nine Months Ended October 31, 2000 and 1999

                     Notes to Condensed Consolidated Financial
                     Statements                                                                    4

         ITEM 2      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                 8

         ITEM 3      Quantitative and Qualitative Disclosures
                     About Market Risk                                                            10

PART II

         OTHER INFORMATION

         ITEM 6      Exhibits and Reports on Form 8-K                                             11

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS
                                    QAD INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               OCTOBER 31,          JANUARY 31,
                                                                                   2000                2000
                                                                             ---------------       --------------
                                                                               (Unaudited)
Assets
Current assets:
    Cash and equivalents                                                     $         31,746      $        35,936
    Accounts receivable, net                                                           61,681               98,567
    Other current assets                                                               11,333               15,523
                                                                             ----------------      ---------------

           Total current assets                                                       104,760              150,026

Property and equipment, net                                                            27,111               32,729
Capitalized software development costs, net                                             7,571                8,233
Other assets, net                                                                      20,908               23,383
                                                                             ----------------      ---------------

           Total assets                                                      $        160,350      $       214,371
                                                                             ================      ===============

Liabilities and stockholders' equity
Current liabilities:
    Notes payable and capital lease obligations                              $            844      $         1,240
    Accounts payable                                                                   13,996               17,671
    Accrued expenses                                                                   27,525               34,647
    Deferred revenue and deposits                                                      50,299               64,731
                                                                             ----------------      ---------------

           Total current liabilities                                                   92,664              118,289

Notes payable and capital lease obligations, less current portion                      20,096               21,890
Other liabilities                                                                         192                  200
Minority interest                                                                         467                  563
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.001 par value.  Authorized 5,000,000
       shares; none issued or outstanding                                                   -                    -
    Common stock, $0.001 par value.  Authorized  150,000,000
       shares; issued and outstanding 33,561,570 and 33,012,210
       shares at October 31, 2000 and January 31, 2000, respectively                       34                   33
    Additional paid-in-capital                                                        113,199              111,553
    Accumulated deficit                                                               (62,649)             (34,876)
    Unearned compensation - restricted stock                                             (112)                (146)
    Accumulated other comprehensive loss                                               (3,541)              (3,135)
                                                                             ----------------      ---------------

           Total stockholders' equity                                                  46,931               73,429
                                                                             ----------------      ---------------

           Total liabilities and stockholders' equity                        $        160,350      $       214,371
                                                                             ================      ===============



     See accompanying notes to condensed consolidated financial statements.

                                    QAD INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 OCTOBER 31,                      OCTOBER 31,
                                                         ----------------------------      -----------------------------
                                                            2000             1999             2000             1999
                                                         ----------       -----------      -----------        ----------
Revenue:
    License fees                                      $      14,050    $       20,634  $        47,370    $       61,657
    Maintenance and other                                    24,355            22,118           72,132            66,402
    Services                                                 11,619            13,976           35,367            40,321
                                                         ----------       -----------      -----------        ----------

          Total revenue                                      50,024            56,728          154,869           168,380

Costs and expenses:
    Cost of license fees                                      3,206             3,013            9,632            12,913
    Other cost of revenue                                    21,516            21,308           65,695            62,882
    Sales and marketing                                      15,681            18,847           49,751            58,926
    Research and development                                  7,974             8,528           26,818            25,991
    General and administrative                                5,308             5,422           16,827            17,031
    Amortization of  intangibles from acquisitions            1,228             1,086            3,572             2,987
    Restructuring charge                                      5,076                 -            5,076             1,152
                                                         ----------       -----------      -----------        ----------

          Total costs and expenses                           59,989            58,204          177,371           181,882
                                                         ----------       -----------      -----------        ----------

Operating loss                                               (9,965)           (1,476)         (22,502)          (13,502)

Other (income) expense:
    Interest income                                            (399)              (82)          (1,157)             (294)
    Interest expense                                            607               548            1,794             1,341
    Other (income) expense                                     (622)             (114)            (324)               49
                                                         ----------       -----------      -----------        ----------

          Total other (income) expense                         (414)              352              313             1,096
                                                         ----------       -----------      -----------        ----------

Loss before income taxes                                     (9,551)           (1,828)         (22,815)          (14,598)

Income tax expense                                              600             2,681            4,957             3,823
                                                         ----------       -----------      -----------        ----------

Net loss                                              $     (10,151)  $        (4,509) $       (27,772)   $      (18,421)
                                                         ==========       ===========      ===========        ==========

Basic and diluted net loss per share                  $        (.30)  $          (.15) $          (.83)   $         (.61)
                                                         ==========       ===========      ===========        ==========





     See accompanying notes to condensed consolidated financial statements.

                                    QAD INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    NINE MONTHS ENDED
                                                                                       OCTOBER 31,
                                                                              ------------------------------
                                                                                 2000               1999
                                                                              -----------        -----------
Net cash provided by (used in) operating activities                        $        6,809    $        (3,068)

Cash flows from investing activities:
    Purchase of property and equipment                                             (4,344)            (4,747)
    Investment in software development                                             (1,818)            (2,126)
    Proceeds from sale of short-term investments                                        -              3,000
    Investment in equity securities                                                     -               (500)
    Acquisition of business, net of cash acquired                                    (574)               (81)
    Other, net                                                                          5                 86
                                                                              -----------        -----------

Net cash used in investing activities                                              (6,731)            (4,368)

Cash flows from financing activities:
    Proceeds from notes payable                                                    15,000             17,109
    Reduction of notes payable                                                    (18,018)           (12,720)
    Issuance of common stock for cash                                               1,529              1,162
    Other, net                                                                        (40)               (51)
                                                                              -----------        -----------

Net cash provided by (used in) financing activities                                (1,529)             5,500

Effect of exchange rates on cash and equivalents                                   (2,739)              (815)
                                                                              -----------        -----------

    Net decrease in cash and equivalents                                           (4,190)            (2,751)
Cash and equivalents at beginning of period                                        35,936             16,078
                                                                              -----------        -----------

    Cash and equivalents at end of period                                  $       31,746    $        13,327
                                                                              ===========        ===========







     See accompanying notes to condensed consolidated financial statements.

                                    QAD INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of reclassifications and normal recurring adjustments) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in our Form 10-K for the year ended January 31, 2000. The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the year ending January 31, 2001.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

2.       COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             OCTOBER 31,                        OCTOBER 31,
                                                      ----------------------------       -----------------------------
                                                        2000              1999             2000              1999
                                                      -----------        ---------       -----------        ----------
(In thousands)

Net loss                                           $      (10,151)   $      (4,509)  $       (27,772)   $      (18,421)
Foreign currency translation adjustments                     (562)            (139)             (407)             (815)
                                                      -----------        ---------       -----------        ----------

Comprehensive loss                                 $      (10,713)   $      (4,648)  $       (28,179)   $      (19,236)
                                                      ===========        =========       ===========        ==========

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

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             OCTOBER 31,                        OCTOBER 31,
                                                      ---------------------------       -----------------------------
                                                        2000              1999             2000              1999
                                                      -----------        ---------       -----------        ----------
(In thousands, except per share amounts)

Numerator:
   Net loss                                        $      (10,151)   $      (4,509)  $       (27,772)   $      (18,421)
                                                      ===========        =========       ===========        ==========

Denominator:
   Weighted average basic shares outstanding               33,504           30,272            33,359            30,126

   Effect of dilutive common stock equivalents                  -                -                 -                 -
                                                      -----------        ---------       -----------        ----------

   Weighted average diluted shares outstanding             33,504           30,272            33,359            30,126
                                                      ===========        =========       ===========        ==========

   Basic and diluted loss per share                $         (.30)   $        (.15)  $          (.83)   $         (.61)
                                                      ===========        =========       ===========        ==========

Common stock equivalent shares of approximately 232,000 and 756,000 for the three months and nine months ended October 31, 2000, and 143,000 and 160,000 for the three months and nine months ended October 31, 1999, respectively, were not included in the diluted calculations because, due to the net loss positions, they were anti-dilutive.

4.       NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                             OCTOBER 31,         JANUARY 31,
                                                2000               2000
                                              ----------        ------------
                                                     (in thousands)
    Line of credit                         $          -      $       16,980
    Term loan                                    15,000                   -
    Promissory note                               4,760               4,940
    Capital leases                                  248                 527
    Other                                           932                 683
                                              ----------        ------------
                                                 20,940              23,130
          Less current maturities                   844               1,240
                                              ----------        ------------
                                           $     20,096      $       21,890
                                              ==========        ============

On September 8, 2000, we entered into a five-year senior credit facility with Foothill Capital Corporation, "the facility." The maximum available amount of borrowings under the facility is $30.0 million. The facility is secured by certain assets of QAD Inc. The facility includes a $15.0 million term loan with a five-year amortization schedule. The term loan may be re-loaded to $15.0 million on an annual basis. Borrowings under the term loan portion of the facility bear interest at prime plus 3.75 percent. The maximum borrowings under the revolving portion of the facility are subject to a borrowing base calculation. Borrowings under the revolving potion of the credit facility bear interest on a floating rate based on either LIBOR or prime plus the corresponding applicable margins ranging from 2.50 percent to 3.75 percent for the LIBOR option or 0.25 percent to 1.25 percent for the prime option depending on the trailing twelve month earnings before interest, taxes, depreciation and amortization. We pay an annual commitment fee of 0.375 percent calculated on the average unused portion of the $30.0 million facility. As of October 31, 2000, approximately $5.9 million was available and unused on the revolving portion of the Foothill credit facility.

On September 11, 2000, we drew $15.0 million on the term portion of the facility and $10.0 million of these proceeds were used to retire the existing debt with Bank One in its entirety.

5.       RESTRUCTURING CHARGE

In the third quarter of fiscal year 2001, QAD undertook several initiatives to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions included facility consolidations, a reduction of approximately 150 employees, contractors and consultants across most regions and functions and associated asset write-downs. These actions resulted in a $5.1 million charge taken in the third quarter of fiscal year 2001. As of October 31, 2000, $2.4 million of this charge was utilized, and we expect to pay the remaining balance by the end of fiscal year 2003. The restructuring charge and related utilization as of October 31, 2000 are detailed by category as follows:

                                            RESTRUCTURING
                                               CHARGE           UTILIZATION
                                            -------------       ------------
    Lease obligations                      $      1,033      $           76
    Employee termination costs                    2,192                 490
    Asset write-downs                             1,851               1,851
                                            -------------       ------------
                                           $      5,076      $        2,417
                                            =============       ============

In response to changes in customers' manufacturing capital software spending patterns during fiscal year 1999, we undertook a restructuring program that more closely aligned costs with sales expectations. The program included the consolidation of certain facilities and an approximate reduction of 230 positions across a broad cross-section of QAD. This program was continued in fiscal year 2000 with a $1.2 million charge recorded in the second quarter. As of October 31, 2000, $5.4 million of the total $5.5 million restructuring charge was utilized, and we expect to pay the remaining balance by January 31, 2001. The restructuring charge and related utilization as of October 31, 2000 are detailed by category as follows:

                                            RESTRUCTURING
                                               CHARGE           UTILIZATION
                                            -------------       ------------
    Lease obligations                      $      1,236      $        1,176
    Employee termination costs                    1,940               1,897
    Asset write-downs                             2,290               2,290
                                            -------------       ------------
                                           $      5,466      $        5,363
                                            =============       ============

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

(In thousands)                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  OCTOBER 31,                        OCTOBER 31,
                                          -----------------------------       ----------------------------
                                             2000               1999             2000              1999
                                          -----------        ----------       ----------        ----------
REVENUE
North America                          $       22,214    $       27,736   $       63,615    $       73,638
EMEA                                           16,792            18,349           58,873            60,466
Asia Pacific                                    8,475             7,752           25,757            24,988
Latin America                                   2,543             2,891            6,624             9,288
                                          -----------        ----------       ----------        ----------
                                       $       50,024    $       56,728   $      154,869    $      168,380
                                          ===========        ==========       ==========        ==========

OPERATING INCOME (LOSS):
North America                          $        2,986    $          791   $        6,027    $       (2,649)
EMEA                                           (4,102)           (1,525)          (5,492)           (2,472)
Asia Pacific                                   (1,670)           (1,209)          (5,674)           (1,893)
Latin America                                  (1,127)             (451)          (3,789)             (860)
Corporate                                        (976)              918           (8,498)           (4,476)
Restructuring charge                           (5,076)                -           (5,076)           (1,152)
                                          -----------        ----------       ----------        ----------
                                       $       (9,965)    $      (1,476)  $      (22,502)    $     (13,502)
                                          ===========        ==========       ==========        ==========

                                             OCTOBER 31,         JANUARY 31,
                                                 2000               2000
                                              ----------        ------------
    IDENTIFIABLE ASSETS:
    North America                          $     64,110      $       96,853
    EMEA                                         61,701              84,233
    Asia Pacific                                 26,310              24,575
    Latin America                                 8,229               8,710
                                              ----------        ------------
                                           $    160,350      $      214,371
                                              ==========        ============

7.       BUSINESS ACQUISITIONS

In July 2000, we acquired certain assets and liabilities of an Italy-based distributor, Atos Italy S.p.A. The cost of the acquisition totaled $1.7 million. The acquisition was accounted for using the purchase method. Goodwill related to the acquisition of $1.1 million is being amortized over ten years.

Results of operations have been included in the financial statements since the acquisition date. The historical operations of the acquired company are not material to our consolidated operations or financial position. Therefore, supplemental pro forma information has not been presented.

ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These statements are also contained in the Outlook section. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. QAD undertakes no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents QAD files from time to time with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        OCTOBER 31,                      OCTOBER 31,
                                                ----------------------------      ---------------------------
                                                   2000             1999             2000            1999
                                                ------------     -----------      -----------     -----------
Revenue:
   License fees                                          28%             36%              31%             37%
   Maintenance and other                                 49              39               46              39
   Services                                              23              25               23              24
                                                ------------     -----------      -----------     -----------
       Total revenue                                    100             100              100             100
Costs and expenses:
   Cost of license fees                                   6               5                6               8
   Other cost of revenue                                 43              38               43              37
   Sales and marketing                                   31              33               32              35
   Research and development                              16              15               18              15
   General and administrative                            11               9               11              10
   Amortization of intangibles from acquisitions          3               2                2               2
   Restructuring charge                                  10               0                3               1
                                                ------------     -----------      -----------     -----------
      Total costs and expenses                          120             102              115             108
                                                ------------     -----------      -----------     -----------
Operating loss                                          (20)             (2)             (15)             (8)
Other (income)/expense                                   (1)              1                -               1
                                                ------------     -----------      -----------     -----------
Loss before income taxes                                (19)             (3)             (15)             (9)
Income tax expense                                        1               5                3               2
                                                ------------     -----------      -----------     -----------

Net loss                                                (20)%            (8)%            (18)%           (11)%
                                                ============     ===========      ===========     ===========

TOTAL REVENUE. Total revenue for the third quarter of fiscal year 2001 was $50.0 million, a decline of $6.7 million, or 12% from $56.7 million in the third quarter of fiscal year 2000. Total revenue for the nine months ended October 31, 2000 was $154.9 million, a decline of 8% or $13.5 million from $168.4 million in the comparable prior year period. This decrease in total revenue on both a quarter-to-quarter and year-to-year basis was primarily due to declines in license fee and services revenue, partially offset by continued growth in maintenance revenue.

Although we believe the Year 2000 capital spending lock-down is over, customers have not yet resumed former buying levels. They are instead taking the time to evaluate their e-business strategies before investing in associated software, resulting in our license revenue decline. The decrease in services revenue relates to decreased utilization of our service consultants in conjunction with lower license sales. Maintenance and other revenue continue to grow due to expansion of our installed base.

As a result of these factors, our revenue mix has shifted away from higher margin license revenue, from 37% of total revenue in the first nine months of fiscal year 2000 to 31% in the first nine months of fiscal year 2001, toward lower margin maintenance and other revenue.

TOTAL COST OF REVENUE. Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue increased from 43% in the third quarter of fiscal year 2000 to 49% in the third quarter of fiscal year 2001. Total cost of revenue also increased from 45% in the first nine months of fiscal year 2000 to 49% in the first nine months of fiscal year 2001. These increases were primarily due to the shift in revenue mix away from the higher margin license business and toward lower margin maintenance and other revenue, as well as lower service margins due to decreased utilization rates of service consultants in conjunction with the lower license sales.

SALES AND MARKETING. Sales and marketing expense decreased 17% to $15.7 million for the third quarter of fiscal year 2001 from $18.8 million in the comparable prior year period. On a year-to-date basis, sales and marketing expense declined $9.2 million or 16% to $49.8 million compared to the first nine months of fiscal year 2000. The decline in spending was primarily due to continued cost control measures, including a partial quarter benefit of the recently announced restructuring program as well as lower commission expense on decreased revenue.

RESEARCH AND DEVELOPMENT. Research and development expense decreased slightly to $8.0 million for the third quarter of fiscal 2001 from $8.5 million in the third quarter of fiscal 2000. During the nine months ended October 31, 2000, research and development expense increased slightly to $26.8 million from $26.0 million in the same prior year period. The year-to-date increase primarily relates to increased investment in QAD eQ and our web-enabled ERP products, partly offset by a partial quarter benefit of the recently announced restructuring program.

GENERAL AND ADMINISTRATIVE. General and administrative expense remained relatively flat for both the three-month and nine-month periods of fiscal years 2001 and 2000 at $5.3 million and $5.4 million for the quarter ended October 31, 2000 and 1999 and $16.8 million and $17.0 million for the nine-month period ended October 31, 2000 and 1999, respectively.

RESTRUCTURING CHARGE. On August 22, 2000, we announced an initiative to sharpen the focus of our e-business and business intelligence solutions for multi-national customers. In connection with this shift, we took a $5.1 million restructuring charge in the third quarter of the fiscal year 2001 related to facilities consolidations, including two office closures, employee termination costs and associated asset write-downs.

In response to changes in customers' manufacturing capital software spending patterns, we undertook a restructuring program in fiscal year 1999 that more closely aligned costs with sales expectations. This program was continued in fiscal year 2000 with an additional charge of $1.2 million.

INCOME TAXES. We recorded income tax expense of $5.0 million for the nine months ended October 31, 2000. This includes $1.8 million for taxes in the jurisdictions that were profitable for the first nine months and a $3.2 million valuation allowance on U.S. deferred tax assets. Income tax expense for the first nine months of fiscal year 2000 was $3.8 million. This included $2.5 million for taxes in jurisdictions that were profitable during this period and $1.3 million in tax charges related to a valuation allowance and an IRS audit of the years 1995 and 1996. We have not provided benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits.

OUTLOOK

We expect total revenue for the fourth quarter of fiscal year 2001 of this fiscal year to range from $54.0 to $57.0 million, with the increase over the third quarter of fiscal year 2001 coming primarily in license revenue. In line with the expected increase in license revenue, gross margin should improve by a few percentage points. Operating expenses should also improve slightly due to a full quarter impact of the restructuring actions implemented in the third quarter of fiscal year 2001. Based on these factors, EPS should range between a small profit and a small loss.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. We had working capital of $12.1 million and $31.7 million as of October 31, 2000 and January 31, 2000, respectively. Cash and equivalents were $31.7 million and $35.9 million at October 31, 2000 and January 31, 2000, respectively.

Accounts receivable, net of allowances, decreased to $61.7 million at October 31, 2000 from $98.6 million at January 31, 2000. Accounts receivable days sales outstanding decreased to 111 days at October 31, 2000 from 125 days at January 31, 2000, partially due to the recent implementation of an automated collection system.

Net cash provided by (used in) operating activities was $6.8 million and $(3.1) million for the nine months ended October 31, 2000 and 1999, respectively. The year-over-year improvement relates primarily to higher accounts receivable collections.

Net cash used in investing activities, which aggregated to $6.7 million and $4.4 million in the nine months ended October 31, 2000 and 1999, respectively, primarily relates to the purchase of property and equipment in fiscal years 2000 and 1999 and the sale of short-term cash investments in the nine months ended October 31, 1999. At October 31, 2000 we had no material commitments for capital expenditures.

Net cash provided by (used in) financing activities totaled $(1.5) million and $5.5 million for the nine months ended October 31, 2000 and 1999, respectively, and was composed of net proceeds and repayments of borrowings and issuance of common stock.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

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

                                     PART II



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         10.1 Tenth Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 1, 2000.

         10.2 Eleventh Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites I, J, K and L located at 5464 Carpinteria Avenue, Carpinteria, California dated November 16, 2000.

         10.3 Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated September 8, 2000.


         27       Financial Data Schedule


     b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended October 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             QAD INC.
                                            (Registrant)






Date: December 15, 2000                     By     /s/ KATHLEEN M. FISHER
                                                 ------------------------------
                                            Kathleen M. Fisher
                                            Chief Financial Officer
                                            (on behalf of the registrant)





                                            By     /s/ CHERYL M. SLOMANN
                                                 -----------------------------
                                            Cheryl M. Slomann
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)