Form 10-K
period 2001-01-31
QAD INC
filed 2001-04-27
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition from                to

Commission File Number: 0-22823

QAD Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0105228 (I.R.S. Employer Identification No.)

6450 Via Real
Carpinteria, California 93013
(Address of principal executive offices and zip code)
Registrant's telephone number, including area code (805) 684-6614

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. / /

    The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock in the Nasdaq National Market on April 9, 2001, was approximately $37,385,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes. The number of outstanding shares of the registrant's common stock as of the close of business on April 9, 2001 was 33,989,846.

DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on June 7, 2001.

QAD INC.

FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2002.

PART I

ITEM 1.  BUSINESS

ABOUT QAD

    Historically, QAD has been recognized as a leading provider of enterprise resource planning (ERP) software applications. With the advent of the Internet, we advanced our solutions to include e-business capabilities. And with the development of enabling technologies, our solutions have advanced even further to encompass collaborative commerce. Today's QAD solutions build on our core competency in multi-site manufacturing and distribution operations, and empower global manufacturers to efficiently manage resources within and beyond the enterprise to deliver value to customers.

    QAD has built a solid customer base of global Fortune 1000 manufacturers who are poised to embrace QAD's next generation collaborative commerce solutions. With a proven track record of 20 years of experience and leadership, and more than 5,100 installations around the world, QAD is ideally qualified to meet the business and technology requirements of global manufacturing enterprises in select industry segments: automotive, food and beverage, consumer products, electronics, industrial, and medical industries. We develop our products with constant and direct input from leading global manufacturers within the vertical markets we serve.

    Global service and support is an important component of our solutions. QAD Global Services utilizes a proven implementation methodology and enjoys a reputation for on-time implementations, and rapid time-to-benefit for our solutions.

    Regarding our reputation in the markets we serve:

  •
  In the automotive industry, 13 of the world's 25 largest motor vehicles and parts companies use QAD industry-specific solutions.

  •
  Three of the world's four largest food manufacturers are QAD customers, along with four out of five of the world's largest beverage makers.

  •
  In the consumer products industry, QAD customers include some of the world's leading brands such as Avon, Kimberly Clark and Unilever.

  •
  Four out of five of the world's largest electronics and electronics equipment companies run QAD solutions.

  •
  In the industrial sector, QAD customers include some of the biggest names in the business including Alcoa, Ingersoll-Rand and Schlumberger.

  •
  In the medical industry, three of the top four Fortune 500 medical products and equipment companies use QAD solutions.

    QAD Solutions include:

  •
  MFG/PRO eB, our integrated ERP solution

  •
  QAD eQ, a private enterprise exchange solution

  •
  MFGX.net, a vertical exchange, through which we deliver Internet-based solutions to our customers

  •
  QAD Supply Visualization, a hosted solution which provides real-time inventory visibility to authorized suppliers over the Internet

  •
  QAD Adapters and Tools that provide the effective inter-operability across the enterprise, linking financial, human resources, Customer Relationship Management (CRM) and legacy applications seamlessly to QAD applications

    "QAD eQ" and "QAD Storefront" are trademarks, and "QAD" and "MFG/PRO" are registered trademarks, of QAD Inc. "MFGX.net" and "Supply Visualization" are service marks of QAD Inc.

CUSTOMERS

    As of January 31, 2001, our software was licensed to more than 200,000 users at more than 5,100 sites in over 80 countries. No single customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and service revenue over the last three fiscal years:

  Automotive

    Arvin Meritor, Delco Remy, Delphi, Eaton, Federal Mogul, Ford Motor Company, Geveke, Guide, Johnson Controls, L&W Engineering, Lear, Mascotech, Merkel Freudenberg, Rexam, Textron, TRW, Valfond, Visteon, Webasto

  Food and Beverage

    Cargill, Coca-Cola, Goodman Fielder, HJ Heinz, Hormel, Kraft Foods, Lion Breweries, Mars, National Foods, Rich Products, Sara Lee, Quaker Oats

  Consumer Products

    American Greetings, Avery Dennison, Avon, Colgate-Palmolive, Friesland, Gillette, Grampian, Hozelock, Kimberly Clark, Spalding, Unilever

  Electronics

    Akzo Nobel, Alcatel, AT&T, Cookson, General Electric, Fairchild, Framatone Connectors International, Hadco, Lucent Technologies, Marconi Communications, Matsushita, Mitac-Synnex Group, Philips, Rockwell International, Solvay, TI Group, TRW, Xerox

  Industrial

    Alcoa, Albany International, Amcor, Anritsu, Black & Decker, Caterpillar, Econosto, Firmenich, Global Industrial, Illinois Tool Works, Ingersoll-Rand, Moog, Ray-Chem, Saint Gobain, Schlumberger, Thomson CSF, Uponor, Valmont

  Medical

    Allegiance, Arrow International, C.R. Bard, Datex-Ohmeda, F.H. Faulding, Invacare, Johnson & Johnson, Laerdal, MWG Biotech, Maxxim Medical, Medtronic, Rexall-Sundown, Stryker, St. Jude Medical, Teleflex

INDUSTRY BACKGROUND

    In recent years, businesses have been subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers, and shorten product development, manufacturing, and delivery cycles. Globalization has greatly increased the scope and complexity of multi-national manufacturing organizations, while the Internet has had a profound effect on the way these companies conduct business.

    Using the Internet as the foundation for electronic communication, interaction and transaction, e-business revolutionized traditional business processes and practices—increasing and accelerating the flow of information between employees, partners, suppliers and the marketplace as a whole. With the advancement of enabling technologies, organizations leveraged the Internet to create a new sales and marketing tool—e-commerce. Today, these organizations are searching for ways to turn Web communication into a significant competitive advantage, where online collaboration is rapidly gaining acceptance as the key to achieving this goal.

    According to Gartner Group, a leading industry analyst firm, "Collaborative commerce (c-commerce) represents an important step beyond the buy/sell e-commerce model. Driven by evolving business demands and enabled by increasingly powerful Web technologies, c-commerce allows members of cyber communities to share intellectual capital and leverage the core competencies of their trading partners. It's a powerful combination that promises to deliver significant increases in corporate innovation, productivity and profitability."

    "Shared databases, open tracking systems and enhanced inter-enterprise visibility and cooperation mean streamlined business processes, new cost efficiencies, and an expanded customer base for every collaborative partner—all resulting in a competitive advantage that traditional business models simply can't duplicate."

    To respond, companies need to rethink their business models and implement solutions that can keep pace with the increased rate of change. We believe that collaborative commerce will impact each segment of the enterprise software market—corporate, plant and distribution/operations-level and supply chain. And, we believe that adopters of a new type of enterprise software—collaborative solutions—will realize enormous competitive advantages over those that don't.

    According to Gartner Research, in the next twelve months, c-commerce initiatives involving Web-enabled interaction between enterprises, their customers, trading partners and employees will surpass e-commerce as a top business priority. By 2005, nearly half of all Web-based commerce will be collaborative in nature.

    Traditional ERP software enables the integration and management of critical data within an enterprise and supports internal business processes such as sales order management, procurement, inventory management, manufacturing planning and control, project management, distribution and finance.

    Traditional supply chain management software, such as Advanced Planning & Optimization, and Demand Management, complement ERP software by enabling companies to make decisions related to the optimization of supply chains by using data from traditional ERP systems.

    Today's collaborative commerce solutions help manage the supply chain by enhancing the flow of information to and from customers, suppliers, digital marketplaces and other business partners outside the enterprise. These solutions rely on the Internet as a vehicle for achieving collaboration.

    Collaborative Solutions.  Collaborative solutions provide companies with a framework which works with an established enterprise backbone and is integrated with other enterprise applications. They enable manufacturers and distributors to integrate their extended enterprise and corporate operations, interact with customers and suppliers, engage in e-business, collaborate, and expand their markets through online communities. Collaborative solutions enable companies to deliver individualized customer service as easily as they once delivered mass customer service, thereby increasing their market opportunities. We believe that the complexities of today's enterprise operations require that collaborative commerce solutions be open-architected with the ability to integrate to multiple enterprise applications.

    Plant and Distribution/Operations-Level Solutions.  Plant and distribution/operations-level solutions are primarily focused on the specific needs of mid-range to large manufacturing plants and distribution sites at the operations level of global companies. Users of plant and distribution/operations-level solutions are looking for flexible, highly inter-operable, full-featured, industry-specific solutions that can be implemented globally, rapidly and cost-effectively and that easily integrate with the company's overall business infrastructure.

    Supply Chain Management Solutions.  Supply chain management applications have expanded to include collaborative functions; thereby turning the supply chain into what is termed today, a value chain. Traditional providers of supply chain optimization software typically offer decision support applications that rely on transaction systems such as ERP to hold transaction information. The challenge these vendors face is twofold: 1) a decision support application is not designed for high volume transaction processing and, 2) it is not collaborative. New Internet-based collaborative applications reach outside the four walls of the enterprise to enable supply chain partners to interact directly with the manufacturer's transaction system. This new level of supply chain integration results in significant reduction in the cost of operations.

    Corporate Enterprise Solutions.  Corporate enterprise solutions are primarily focused on the consolidated information needs of Fortune 1000 companies such as corporate financial reporting, consolidations and human resources. These applications are generally characterized by their significant cost of ownership, broad scope and lack of flexibility, which limit their effectiveness in addressing the needs of individual plants or divisions. The largest and most well-known suppliers of corporate enterprise solutions are Oracle, PeopleSoft and SAP. The rollout of these corporate enterprise solutions into the plant and distribution/operations-level of organizations has proven to be difficult, primarily due to the cost of ownership and the need for flexibility and control at the level of the individual plants.

THE QAD STRATEGY

    Our objective is to be the leading provider of collaborative commerce software solutions for multi-national, large and mid-range manufacturing and distribution companies within our targeted markets. Our strategy is to expand our leadership position at the plant and operations level by providing software applications that not only run internal processes, but extend beyond the walls of the enterprise to manage relationships with customers, suppliers and other business partners.

    The key elements of our strategy for achieving our objective include the following:

  •
  Leverage Best-in-Class Enterprise Applications. As of January 31, 2001, QAD software was licensed in over 5,100 sites in more than 80 countries. This is a substantial customer base from which we can leverage future software product and service sales. We have begun to migrate our current installed base of MFG/PRO software customers to our new Internet-based version, MFG/PRO eB, and hope to fuel an increasing trend to replace other legacy ERP applications with MFG/PRO eB as well. In addition, we plan to accelerate the adoption cycle for our QAD eQ business-to-business (B2B)

    enterprise management commerce solution, introduce QAD Supply Visualization, and build additional business with our vertical exchange, QAD MFGX.net. QAD Supply Visualization (delivered to customers via the MFGX.net vertical exchange) provides suppliers direct, real-time visibility into their supply chain partners' inventories, allowing collaborative partners to anticipate demand and adapt quickly to changing market conditions. Our plan is to further penetrate the market by gaining new customers within our target verticals for all of these products.

  •
  Become the Private Enterprise Exchange Applications Leader. We believe that supply chain management within and outside of the enterprise represents one of the greatest opportunities for companies to reduce costs and enhance customer relationships. Supply chains are becoming more complex and collaborative and are rapidly evolving into vast global value networks that will require a new class of software—private enterprise exchange applications. Operating as an integrated, collaborative B2B e-commerce system, QAD eQ serves as a private enterprise exchange, allowing customers to lower supply chain costs, open new global markets and improve customer satisfaction through personalization. QAD eQ is a collaborative solution that provides intelligent unattended B2B transaction processing across multi-enterprise supply chains and is designed to help businesses effectively synchronize across their supply chains.

  •
  Leverage Global Network of Alliances. Strategic alliances with IBM, PricewaterhouseCoopers and Deloitte & Touche LLP expand our sales reach, improve our marketing impact and strengthen our strategic position in the markets that we serve. We leverage the expertise of distribution, software, services and technology partners to meet the diverse needs of our customers. We augment our direct sales organization with a global network of over 30 distributors and numerous service organizations that offer consulting and implementation services to expand our reach. We plan to leverage our network of distributors and services alliances to further penetrate our vertical markets. In addition, we have entered into select joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with our software to deliver a more comprehensive solution for our targeted vertical markets.

  •
  Maintain Technology Leadership. Our technology strategy is focused on delivering collaboration through open applications that comply with Internet communication standards. We believe that messaged-based inter-operability will remain an important requirement of software applications as organizations seek integrated front-end and back-office solutions comprised of best-in-class applications. We also are committed to delivering quality Internet-based applications that utilize the most advanced technologies such as Java and XML to meet the demand of today's economy.

THE VALUE OF QAD SOLUTIONS

    In the Internet-enabled economy, manufacturing and distribution companies are becoming more profit oriented and customer focused. New customer-driven business models require comprehensive end-to-end solutions that manage all areas of the enterprise—including corporate, plant and distribution/operations-level, supply chain and collaborative commerce.

    QAD's unique approach provides companies with a collaborative business framework built on our established enterprise backbone and integrated with other enterprise applications—providing an end-to-end solution. Because of our open systems architecture, QAD solutions inter-operate with legacy systems and other leading applications. The result is a powerful, collaborative commerce enabled solution suite that leverages a company's existing information technology (IT) investment, supports their current business model and enables them to quickly adapt to new market conditions.

    QAD meets multi-national, large and mid-range manufacturing customer requirements for enterprise solutions in our vertical markets by delivering:

    Expertise and Functionality for Key Vertical Markets.  Our industry expertise and strategy of developing industry-specific solutions provide our customers with significant competitive advantage. QAD's focus on key vertical markets has enabled it to achieve leadership positions in the automotive, food and beverage, consumer products, electronics, industrial and medical industries. In order to stay at the forefront of the industries we serve, we partner with our customers through active industry development groups, which play a vital role in driving the next generation of enhancements and delivering them ahead of the competition.

    Low Total Cost of Ownership.  The advanced industry-specific features and functionality of QAD solutions mean customers in the industries we serve can have feature rich solutions for significantly less cost than larger, more complicated ERP solutions, which typically require extensive, costly customization to achieve the type of industry-specific functionality available with QAD solutions. QAD solutions are easy to use, resulting in training times that are less than with other ERP solutions.

    Quick Time-to-Benefit.  Because we develop industry-specific solutions, customers access rich functionality the day their system goes live versus other enterprise solutions that require extensive customization—often taking a year or more to achieve. QAD's proven implementation methodology, together with our expertise in key vertical markets, and impressive track record of rapid installations, provides a quick time-to-benefit for our customers.

    Global Functionality for Multi-national, Large and Mid-range Companies.  Our reputation for best-in-class manufacturing applications is supported by a proven track record of successful deployments worldwide. Our solutions are available in as many as 26 languages and incorporate multi-currency capabilities tailored to local financial practices and requirements in many of our major markets.

    Increased Velocity and Efficiency of the Supply Chain.  QAD's collaborative commerce solutions streamline business processes and enable diverse and sophisticated interactions between partners, suppliers and customers. By enabling global manufacturers to efficiently manage resources within and beyond the enterprise, QAD solutions improve customer delivery performance and reduce purchase material and inventory costs.

    Adaptable, High-Performance Computing.  QAD solutions have the flexibility and scalability that multi- national, large and mid-range companies need to quickly and successfully adapt to growth, organizational change, technological advances, market shifts and other challenges. Customers are assured of robust performance that will continue as their needs and businesses change and adapt.

    Open Integration Architecture.  Our open systems architecture is compliant with Open Applications Group Integration Specification (OAGIS) standards and the most advanced Internet technologies such as Java and XML in order to deliver truly open, inter-operable end-to-end enterprise solutions. The ability of our solutions to inter-operate with other enterprise applications enables our customers to leverage their existing IT investments and move to collaborative commerce quickly.

    Single Face to Customers, Partners and Suppliers.  QAD's collaborative commerce solutions are designed to present a single face to customers, partners and suppliers in order to present a consistent image and process customer and supplier orders uniformly when operating with Web storefronts, public trading exchanges and private trading exchanges. By presenting a single face to trading partners, QAD solutions unify diverse global operations and process orders from anywhere to anywhere in a unified, consistent manner.

    Global Service and Support.  Global service and support is an important component of our solutions. Working in concert with a global network of QAD service alliance partners, QAD Global Services ensures that our customers receive the right combination of services for their system—from pre-installation, to implementation, to on-going service and support. QAD Global Services utilizes a proven implementation methodology and enjoys a reputation for on-time implementations and rapid time-to-benefit for our solutions. Our global service and support team, comprised of 600+ professionals, deliver service offerings to ensure that our customers implement our solutions effectively and efficiently to achieve business value. We support our customers' global operations through our call centers and online support, both of which are accessible 24 hours a day, seven days a week anywhere in the world.

QAD SOLUTIONS

    We target our solutions to address the needs of multi-national, large and mid-range manufacturing and distribution companies within the automotive, food and beverage, consumer products, electronics, industrial and medical industries. Our primary product lines are as follows:

  •
  MFG/PRO eB is an integrated ERP solution, which aligns and synchronizes an organization's internal business processes.

  •
  MFG/PRO eB supply chain modules enable companies to optimize their supply chains by enabling the enterprise to synchronize global purchasing, manufacturing, product flow and distribution through dynamic consideration of material and capacity constraints.

  •
  QAD eQ is a suite of private enterprise exchange applications that enables management of customer and supplier relationships, orders, replenishment and vendor-managed inventory. It is designed to manage internal and external access to an organization's back-office systems and increase the velocity and accuracy of supply chain transactions.

  •
  MFGX.net, a vertical exchange providing the framework for our hosted solution QAD Supply Visualization, enables suppliers to monitor inventory levels in real-time and access other relevant information via a standard Internet browser, allowing them to synchronize their production and delivery to the needs of their customers.

  •
  QAD Supply Visualization is a hosted solution which provides real-time inventory visibility to authorized suppliers over the Internet.

  •
  QAD Adapters and Tools provide effective inter-operability across the enterprise, linking financial, HR, CRM, and legacy applications seamlessly to QAD applications.

THE QAD ENTERPRISE APPLICATION: MFG/PRO eB

    The successor to MFG/PRO, MFG/PRO eB is a best-in-class manufacturing solution designed for the demands of today's business environment. A foundation for collaborative commerce, MFG/PRO eB software includes an integrated set of manufacturing, distribution, financial and customer service applications designed to address the needs of customers in our targeted vertical markets. MFG/PRO eB consists of a core ERP application and a number of key extensions. The core ERP application consists of three areas of functionality—manufacturing, distribution and financials—while the MFG/PRO eB extensions provide additional business functionality.

    MFG/PRO eB also includes unique, industry-specific features that were developed through our customer development groups. The software supports multiple currencies and global tax management and is tailored to financial practices and requirements in many of our major geographic markets. Because of our open systems approach, MFG/PRO eB inter-operates with legacy systems and other leading enterprise applications to give companies best-in-class functionality.

    MFG/PRO eB software operates in hosted and distributed client/server and browser-based computing environments. It supports single or multiple sites, as well as multiple production and operational processes. These capabilities enable manufacturers to manage multiple hybrid production methods within a single organization or production site and provide the flexibility to adapt to additional sites and processes as an organization's business evolves. Accessible through a Web browser, MFG/PRO eB includes an easily deployable Java platform interface that minimizes internal system traffic and provides low-cost system access over a wide area network (WAN).

    In addition to the MFG/PRO eB core ERP application functionalities of manufacturing, distribution and financials, the MFG/PRO eB extensions provide additional business functionality. These extensions include:

  EDI Ecommerce

  QAD EDI Ecommerce provides a streamlined method of managing EDI communication between MFG/PRO and trading partners. It is a globally deployable product that imports and exports EDI sales and distribution data between MFG/PRO and third-party electronic commerce subsystems.

  Storefront

  QAD Storefront leverages MFG/PRO and IBM's WebSphere Commerce Suite to provide a single, fully integrated, electronic storefront solution. It is suitable for both B2B and Business-to-Consumer (B2C) transactions.

  Advanced Pricing Management

  QAD Advanced Pricing Management maximizes profits by providing a systematic and uniform approach to all aspects of pricing and promotions.

  Cameleon for MFG/PRO

  Cameleon for MFG/PRO, the configurator tool from Access Commerce, streamlines complex product definition into efficient and accurate business transactions. It helps companies manage step-by-step product configuration processes, from sales and manufacturing to the delivery of complex products with options and features.

  Planner

  QAD Planner offers ways to coordinate demand scheduling and planning in a low-cost solution. The application works for any organization that can plan its production activities on a planning board. The Planner provides both a text and a visual approach to the complex task of producing work schedules in environments where many orders are processed at once.

  Demand Management Suite

  •
  Demand Planner

  QAD Demand Planner enables planners in fast-moving industries to collaborate on producing both demand and supply plans, based upon historical demand patterns, causal factors, marketing plans and other enterprise knowledge.

  •
  B2B Partner

  QAD's B2B Partner provides Internet-based collaborative planning across the enterprise and with external customers. A browser is used for communicating collaborated plans between customer or internal organization members.

  •
  Sales Planner

  QAD Sales Planner automates and structures the sales process, enabling companies to use past history as powerful information for sales management. A superior information management tool,

    QAD Sales Planner enables companies to collaborate, share and exchange knowledge with internal partners in marketing, manufacturing, product management and other key areas.

  •
  Distribution Planner

  QAD Distribution Planner allows companies to manage accurate, dynamic safety stock and replenishment plans for the enterprise and enables companies to manage an optimal flow of materials.

  Advanced Planning and Optimization Suite

  •
  Supply Chain Optimizer

  QAD Supply Chain Optimizer enables the enterprise to synchronize global purchasing, manufacturing, product flow and distribution, while adhering to strategic corporate planning objectives.

  •
  Factory Optimizer

  QAD Factory Optimizer enables manufacturing managers and planners to create "best" manufacturing plans, and analyze "what if" scenarios.

  •
  Global Strategic Planner

  QAD Global Strategic Planner is an executive-level optimization tool for strategic, enterprise-wide supply chain and demand planning.

  •
  Global Real-time ATP

  QAD Global Real-time ATP provides access to real-time available-to-promise (ATP) and capable-to-promise information, including delivery dates and order status.

  •
  eB Desktop

  QAD eB Desktop is the featured graphical user interface for MFG/PRO eB. It will also be an extension that can be added on to previous versions of MFG/PRO, providing a new look and feel. This easy-to-navigate, graphical interface optimizes usability in an Internet environment and improves ease-of-use for users of MFG/PRO.

THE QAD ENTERPRISE EXCHANGE APPLICATION: QAD eQ

    QAD eQ is a private enterprise exchange that enables management of customer and supplier relationships, orders, replenishment and vendor-managed inventory. By managing internal and external access to an organization's back-office systems, QAD eQ essentially transforms a company's existing ERP system into a full-featured collaborative commerce solution. QAD eQ is designed to help manufacturers increase sales, lower costs, open new global markets, personalize trading relationships and improve customer satisfaction via e-business and collaborative commerce.

    QAD eQ enables a company to model its supply chains, including the rules and relationships that describe the preferences of its trading partners. QAD eQ then uses this relationship model to decide how a particular incoming order should be handled. Supply chains change frequently, so the relationship management function is flexible and easily adaptable to handle dynamic environments.

    QAD eQ inter-operates with other enterprise systems (including MFG/PRO eB) through an open message-based architecture. QAD eQ provides real-time integration with other enterprise systems, unifying multiple company systems into a single solution. Utilizing IBM's proven WebSphere development environment and Business Components framework, QAD eQ is engineered to meet the security requirements needed for the processing of Internet transactions.

    For manufacturers and distributors, the pressure to move into the realm of e-commerce is intense. Just when companies got comfortable developing storefronts, along comes collaborative commerce, which requires companies to conduct business in new ways via Internet connectivity. Collaborative commerce represents an important step beyond the buy/sell e-commerce model. Driven by evolving business demands and enabled by increasingly powerful Web technologies, collaborative commerce allows members of cyber communities to share intellectual capital and leverage the core competencies of their trading partners. QAD eQ enables c-commerce which promises to deliver significant increases in corporate innovation, productivity and profitability.

    Sell-side c-commerce offers the promise of reduced cost of sales through customer self-service, increased accuracy of sales orders, lead-time reduction and always being open for e-business. Buy-side c-commerce offers the promise of reduced purchasing costs through the improved selection of suppliers, new negotiation techniques such as reverse auctions, and the elimination of rogue buying. Supply chains are emerging as agile competitors in the global marketplace. Integrating back-office systems with the extended enterprise, QAD eQ can be vital to achieving higher profit margins, lower operating costs and improved customer service.

    QAD eQ is a private enterprise exchange that enables management of customer and supplier relationships, orders, replenishment and vendor-managed inventory.

    QAD eQ consists of four distinct modules:

  Commerce Relationship Management

  QAD eQ Commerce Relationship Management defines a company's community trading partners. Using QAD eQ Commerce Relationship Management, a company captures information from its entire supply chain, encompassing the roles, policies and processes that define the company's personality and it uses this information to process and manage transactions intelligently throughout the enterprise.

  Sell-Side

  QAD eQ Sell-Side is a full-featured order management system for e-commerce, which provides multiple ways to capture an order and process that order all the way through to back-office systems. QAD eQ Sell-Side provides a single point-of-contact for customer interactions across multiple sales channels—Web storefronts, public e-market exchanges, private e-market exchanges or EDI commerce. Each customer profile and personalization of information unique to that customer can be managed in a single location and used to power all customer interactions globally.

  Buy-Side

  QAD eQ Buy-Side is an advanced Internet based purchase order management system designed to improve the direct material costs of large, multi-national companies with centralized procurement functions. It manages the entire life cycle of a purchase from initial request through receipt and payment. Automating the purchasing process improves productivity while also shrinking the supply chain by accelerating information. QAD eQ Buy-Side also provides an on-ramp to e-market exchanges, providing manufacturers with many more sources to competitively source and procure materials and supplies.

  Replenishment

  QAD eQ Replenishment gives a company a superior "pull" inventory system. It provides automatic replenishment and also unattended replenishment based on point-of-use or point-of-sale information.

    We believe that QAD eQ is unique in the industry due to the following capabilities:

  •
  Its Commerce Relationship Management module provides the "many-to-many" relationship management that is essential for today's e-business

  •
  It provides a single face to customers and suppliers through its Sell-Side and Buy-Side modules

  •
  Its ability to function as a private enterprise exchange

  •
  Its ability to function as an on-ramp to Internet exchanges

  •
  Its ability to integrate with leading enterprise applications

    These characteristics give manufacturers the ability to take an order—unattended, at a single place, using one of many electronic conduits—and deliver that order intelligently to suppliers inside and outside of the enterprise.

    We believe that the combination of MFG/PRO eB, QAD eQ and QAD Supply Visualization is a well-positioned, end-to-end collaborative commerce solution that provides our customers with:

  •
  Significant competitive advantage

  •
  Synchronized enterprise processes

  •
  Increased supply chain velocity and efficiency

  •
  Ability to open new markets via e-business

    QAD eQ Commerce Relationship Management and QAD eQ Sell-Side modules have already been released. QAD eQ Buy-Side and QAD eQ Replenishment modules are scheduled to be released in the 2001 calendar year.

MFGX.net VERTICAL EXCHANGE

    QAD has developed an Internet portal through which it can deliver a number of services to customers. This solution is called the MFGX.net vertical exchange. Through MFGX.net, we anticipate that we can meet a substantial number of customer needs. Delivered through a centralized, hosted, service-based delivery model, MFGX.net's initial offering is QAD Supply Visualization, a solution, which provides real-time inventory visibility to authorized suppliers via the Internet. Based on marketing demand and market conditions, QAD is exploring other potential services that may be offered by MFGX.net in the future.

QAD SUPPLY VISUALIZATION

    A significant number of suppliers, especially in the automotive and electronics industries, produce items that are single-sourced by their customers. In this case, the customer requires the supplier to restock the item on an as-needed basis when the inventory of the item falls below a certain threshold, this is referred to as vendor-managed inventory.

    Collaborative commerce provides a unique capability to help in this type of relationship in that the supplier can track the usage of the item and the inventory level via the Internet, and then synchronize their production and delivery with the needs of the customer. We deliver this collaborative capability via our MFGX.net vertical exchange offering called QAD Supply Visualization. QAD Supply Visualization works by displaying the customer's usage and inventory information to the supplier over the Internet. The QAD Supply Visualization solution is tightly integrated with QAD MFG/PRO eB.

    QAD Supply Visualization is offered as a hosted solution on a monthly fee basis. As a result, the customer's upfront costs are minimal and the overall cost of implementation is low. In addition, we are partnering with PricewaterhouseCoopers to offer special QAD Supply Visualization service designed to get customers up and running rapidly.

    During fiscal year 2001, QAD secured beta customers for its QAD Supply Visualization which was released for general availability in the first quarter of fiscal year 2002.

ADAPTERS AND TOOLS: QAD/CONNECTS A2A

    In today's fast paced collaborative commerce environment, businesses rely on optimal operations that enable fast response to customer needs. As a result, most companies deploy best-in-class applications in critical areas of their business. The challenge is getting disparate applications to work together seamlessly. QAD has a number of adapters and tools it has developed which are the keys to successful integration of all QAD solutions across the enterprise's applications. Our set of adapters and tools are part of our solution suite called, QAD/Connects A2A (Application to Application). This set of tools is of prime importance in successful integration of other enterprise solutions such as financial, human resources, CRM, and legacy systems. They are one of the keys to QAD's rapid and successful implementations.

    QAD/Connects A2A adapters and tools provide data import and export between QAD applications and a variety of other industry applications reducing Application Program Interface (API) maintenance costs and maximizing data transfer efficiency.

    QAD/Connects A2A adapters and tools are:

  Q/LinQ Messaging System

  Q/LinQ provides a robust and flexible messaging system for information exchange between QAD and other ERP/legacy applications, delivering effective message and error handling, registry functions, publishing, processing, mapping and communications.

  Standardized MFG/PRO Gateways

  Standardized MFG/PRO Gateways include a range of standard business models and supporting API gateways for all major application areas—Accounts Receivable, Accounts Payable, Sales Orders, Inventory and General Ledger.

  Sales and Use Tax API

  Allows connections to the widely-used Vertex Quantum Sales Tax tables.

    QAD/Connects A2A adapters and tools in conjunction with integration services provided by QAD Global Services can provide end-to-end connectivity across multi-national global enterprises.

CUSTOMER SERVICE AND SUPPORT

    We provide superior customer care worldwide through our Global Services organization. To broaden our customer service and support offerings, we have entered into strategic partnerships with IBM, PricewaterhouseCoopers and Deloitte & Touche LLP. Through these partnerships we provide additional business process and program management consulting services. These strategic partners are closely aligned to our organization, generating sales leads for us and participating in the selling process.

    Our Global Services organization offers the following services to our customers:

  •
  Technical Services. Our technical services organization addresses critical areas in the life cycle of our customers' product implementation—from the pre-installation audit that helps ensure a correct fit, to installation services that get our customers' systems up and running fast. The technical services group also provides conversion services that help customers smoothly migrate to the latest software release, integration services, which address customers' complex integration needs, and performance optimization services that help maximize system productivity and efficiency.

  •
  Implementation Services. Our implementation services organization utilizes Q-Advantage—our proven implementation framework—to ensure rapid implementation, consistency in delivery and maximized use of resources. Our implementation services team empowers customers through efficient knowledge transfer from our in-depth product knowledge and our business process and vertical market expertise.

  •
  Support Services. Our customer service organization has attended and automated support systems around the world, including a global call tracking and escalation system based on our MFG/PRO Service/Support Management module. In addition, our solution-centered support provides customers with online access to customer service solutions 24 hours a day, seven days a week. Our solution-centered support database contains the most frequently requested customer solutions, all search-enabled through an easy to use online knowledge base.

  •
  Learning Services. We offer a comprehensive education and training program to our customers, end-users and service providers. Fully equipped training centers around the globe feature experienced and certified instructors along with a broad and substantial curriculum. Learning services is currently working to enhance its educational offerings via a growing computer-based training curriculum as well.

QAD PRODUCT ALLIANCES

    We have a number of ongoing business alliances that extend the functionality of our software through the addition of integrated best-in-class applications. We also have entered into select joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software to deliver more complete solutions for our targeted vertical markets. Our partners include IBM, Progress Software Corporation, Adexa, Inc., Demantra Ltd. and ACCESS Commerce.

TECHNOLOGY

QAD MFG/PRO eB Technology

    MFG/PRO was first introduced in 1986. We have subsequently released a number of product versions and enhancements. This past year, we released MFG/PRO eB. We have developed MFG/PRO eB software with a commercially available, fourth-generation language and tool set marketed by Progress Software Corporation (Progress) that works with relational databases provided by Oracle Corporation and Progress. MFG/PRO eB software operates under UNIX, Linux and Windows NT operating systems and takes advantage of advances in Progress software that open up this fourth-generation language to access by Sun Microsystems' Java language. MFG/PRO eB also features an Internet-enabled Java user interface called QAD eB Desktop.

QAD eQ Technology

    The components of QAD eQ are built in Java, taking advantage of advanced techniques in object-oriented software design. QAD eQ is based on IBM's WebSphere development environment and Business Components framework. The solution's multi-tiered architecture utilizes Internet user interface technologies to capture and display information via Internet browsers. QAD eQ leverages a Web server and Apache-Tomcat combination that has features and functionality required for B2B, B2C and e-market exchanges. The technologies that QAD eQ deploys include DHTML, HTML, JSP, XML and Java Servlets. The QAD eQ interface is a thin client that decouples the display information from application logic.

QAD Supply Visualization Technology

    QAD Supply Visualization is a thin client product offered over the Internet requiring only a standard Web browser for customers and suppliers to share inventory and order information. Components of QAD Supply Visualization are built using Java, JSPs, DHTML, HTML and Java Servlets on the server side. Data is transported in XML format using standard HTTP protocol. The offering is hosted on the Linux operating system. These technologies allow us to leverage our legacy enterprise products while using the most advanced tools to provide our customers with true supply chain visibility.

RESEARCH AND DEVELOPMENT

    Our principal research and development staff is focused on continuing updates and enhancements to our MFG/PRO software, as well as the continual migration of MFG/PRO software to Java-interfaced components and to a Java user interface. We believe that the Internet capability of our products will be important to the future success of our ERP and supply chain solutions. Accordingly, we have developed and will continue to develop Internet-enabled versions of our products through in-house and third-party development.

    We maintain a separate technology development organization specifically focused on developing our QAD eQ e-business solutions. In addition, we maintain a separate technology development organization specifically focused on developing our QAD Supply Visualization solution and its accompanying portal, MFGX.net.

    As of January 31, 2001, approximately 125 research and development personnel were involved in the development of MFG/PRO eB, QAD eQ, QAD Supply Visualization, our vertical exchange MFGX.net and related third-party product APIs. Our research and development expenses totaled $34.5 million, $34.1 million and $48.3 million in fiscal years 2001, 2000 and 1999, respectively.

SALES AND MARKETING

    We sell and support our products and services through direct and indirect sales organizations located throughout the world.

    Our direct sales organization is composed of approximately 190 staff members. We continue to strengthen our sales force and our sales regions in order to improve our ability to deliver localized industry-specific solutions throughout the world. The distributor acquisitions we completed over the last four years gave us significant presence in additional countries. Within each territory, a focus on our vertical industries is maintained through marketing, local product development and sales training.

    Our indirect sales channel consists of over 30 distributors worldwide. We do not grant exclusive rights to any of our distributors. Our distributors primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. In addition, we leverage our relationships with implementation providers, hardware vendors and other third-parties to identify sales opportunities on a global basis.

    Our marketing strategy includes developing demand for our products by increasing awareness for QAD and our software. We participate in major industry tradeshows, sponsor regional and worldwide user conferences, support regional alliance conferences and advertise in leading business industry publications. We utilize leading marketing automation tools to support our field sales organization and are improving our Web site to consistently communicate our solutions' capabilities and their value propositions.

COMPETITION

    The enterprise software applications market is highly competitive, rapidly changing and affected by new product introductions and other market activities, including consolidations among industry participants and the entry of new participants.

    In the market for corporate enterprise and plant and distribution/operations-level enterprise applications, MFG/PRO eB currently competes with:

  •
  Vendors, such as JD Edwards, IFS, Intentia and Frontstep, that market software focused on the specific needs of manufacturing plants and distribution sites of multi-national manufacturing companies

  •
  Larger corporate enterprise solutions providers, such as Oracle, SAP and PeopleSoft and other business application software vendors

  •
  Internal development efforts by corporate information technology departments

  •
  Companies offering standardized or customized products on mainframe and/or mid-range computer systems

    In the supply chain optimization market, we compete primarily with companies such as i2 Technologies and Manugistics that have developed or are attempting to develop supply chain optimization software based on advanced planning and optimization technology that complements ERP solutions.

    In the collaborative commerce segment, various vendors from different backgrounds are currently competing for market presence and prominence. Segment borders move very rapidly and vendors are aggressively acquiring supporting applications to broaden their overall e-business offerings. Vendors are moving into the collaborative commerce space from a number of backgrounds including the following:

  •
  Traditional ERP vendors expanding their offerings into e-business

  •
  Traditional supply chain optimization vendors, such as i2 Technologies, repositioning themselves

  •
  Start-up companies in any of the following categories: electronic storefronts, online procurement, auctions/reverse auctions and business intelligence

  •
  Public trading exchange providers such as Ariba and Commerce One

    Because of their various backgrounds and the relative immaturity of the market, each of these categories of vendors is challenged to deliver an end-to-end solution for e-business.

    As the collaborative commerce solutions market continues to develop, companies with significantly greater resources could attempt to increase their presence in these markets by acquiring or forming strategic alliances with our competitors or with our current or potential partners. The dynamic nature of the emerging e-business market space leads us to believe that numerous smaller but well-capitalized vendors may emerge as strong competitors.

    Increased competition in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. Many of our present or future competitors have significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. As a result, they may be able to devote greater resources to the development, promotion and sale of their products. Although we believe we offer and will continue to offer products that are competitive, we can make no assurance that we will be able to compete successfully with existing or new competitors or that competition will not adversely affect us.

BUSINESS SUMMARY

    We believe that QAD is well positioned to continue its success in the enterprise solutions space and leverage that success to become a market leader in the new emerging field of collaborative commerce solutions—in effect becoming a provider of end-to-end solutions for our multi-national, large, and mid-range manufacturing customers.

    We regard the combination of MFG/PRO eB, QAD eQ, the vertical exchange MFGX.net, QAD Supply Visualization, and QAD/Connects A2A adapters and tools as a well-positioned, end-to-end e-business solution that provides our customers with significant competitive advantage, synchronized processes across the enterprise, increased supply chain efficiency, and the ability to open new markets via e-business.

    In addition, we believe QAD eQ and QAD Supply Visualization are well positioned to succeed in the collaborative commerce segment for the following reasons:

  •
  We have developed and delivered an integrated application suite, QAD eQ and QAD Supply Visualization, based on proven technology

  •
  QAD eQ and QAD Supply Visualization functionality is enriched by the depth of our experience with our vertical markets

  •
  QAD eQ and QAD Supply Visualization are backed by our global delivery capabilities

  •
  QAD eQ integrates with MFG/PRO eB and other ERP or legacy systems, protecting customers' existing IT investments

  •
  QAD/Connects A2A adapters and tools provide powerful capabilities to connect disparate enterprise systems seamlessly

    QAD's existing customer base of more than 5,100 sites, our Global Service operations and our strategic partnerships with select partners such as IBM, PricewaterhouseCoopers and Deloitte & Touche LLP provide significant resources with which to leverage our position in the market place.

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

    The pricing policy under each license is based on a standard price list and may vary based on a number of parameters including the number of end-users, number of sites, number of modules, number of languages, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD. We have no patents or pending patent applications.

    To facilitate the customization required by most of our customers, we generally license our MFG/PRO software to end-users in both object code (machine-readable) and source code (human-readable) format.

While this practice facilitates customization, making software available in source code also makes it easier for third-parties to copy or modify our software for non-permitted purposes. Distributors or other persons may independently develop a modified version of our software. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties.

    We believe that the measures we take to protect our proprietary technology and other intellectual property afford only limited protection. Despite our efforts, it may be possible for third-parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized copying or use, which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours.

    We may be faced with or need to bring infringement claims to protect our rights.  We have in the past been subject to claims of intellectual property infringement and may increasingly be subject to these types of claims as the number of products and competitors in our targeted vertical markets grows and the functionality of products in other industry segments overlaps. Although we do not believe that any of our products infringe upon the proprietary rights of third-parties, there can be no assurance that third-parties will not claim infringement by us with respect to current or future products. In addition, we periodically acquire intellectual property from third-parties. In some instances, this intellectual property is prepared on a work-for-hire or similar basis, and in some instances we license the intellectual property. We have in the past and expect in the future to be party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have an adverse effect upon us. We may also initiate claims or litigation against third-parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.

    Our intellectual property rights may be significantly affected by third-party relationships and actions.  We have in the past, and may in the future, resell certain software which we license from third-parties. In addition, we have in the past and may in the future jointly develop software in which we will have co-ownership or cross-licensing rights. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that: 1) provide us with the third-party software we require, 2) provide adequate functionality in our products, on terms that adequately protect QAD's proprietary rights, or 3) are commercially favorable to us. The loss of or inability to maintain or obtain any of these software licenses, including a loss as a result of a third-party infringement claim, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed and integrated.

    We may be exposed to product liability claims.  While our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that the limitation of liability provisions may not be effective under the laws of some jurisdictions. Although we have not experienced any product liability claims to date, we may be subject to claims in the future. We have an errors and omissions insurance policy. However, this insurance may not continue to be available to us on commercially reasonable terms, or at all. A successful product liability or errors or omissions claim brought against us could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have an adverse effect on us.

EMPLOYEES

    As of January 31, 2001, we had approximately 1,350 full-time employees of which approximately 125 were in research and development, 650 were in support and services, 350 were in sales and marketing and 225 were in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and France subsidiaries are represented by statutory Works Councils as required under the local laws. In addition, employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

    Our success depends to a significant extent upon a limited number of key employees and other members of our senior management and we have experienced attrition due to recruiting by Internet and other companies. We may not be successful in attracting and retaining qualified personnel, and the failure to attract and retain personnel could adversely effect us.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2001.

Name	Age	Position(s)
Pamela M. Lopker	46	Chairman of the Board and President
Karl F. Lopker	49	Chief Executive Officer
Kathleen M. Fisher	46	Executive Vice President and Chief Financial Officer
Vincent P. Niedzielski	46	Executive Vice President, Research and Development
Murray W. Ray	59	Executive Vice President, Global Services and Human Resources
Roland B. Desilets	39	Executive Vice President, General Counsel and Secretary
Cheryl M. Slomann	36	Vice President, Corporate Finance and Chief Accounting Officer

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

    Kathleen M. Fisher is Executive Vice President and Chief Financial Officer, (CFO). She joined QAD in March 2000. Prior to joining QAD, Ms. Fisher served as the financial executive of Adept Technology, an automation software and hardware manufacturer, in San Jose, California. She has also served as CFO for Inprise Corporation and Softbank Content, Inc. Ms. Fisher received a Bachelor of Science degree in Business Administration from the University of Redlands and a Master of Business Administration degree from the University of Southern California in Los Angeles.

    Vincent P. Niedzielski is Executive Vice President, Research and Development. He joined QAD in April 1996. Prior to joining QAD, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation from 1984 to 1996. Mr. Niedzielski holds a Bachelor of Science degree in Mathematics and Computer Science from the University of Scranton.

    Murray W. Ray is Executive Vice President, Global Services and Human Resources. Mr. Ray was appointed Vice President of Global Services and Human Resources in October 1998 and February 2001, respectively. Prior to joining QAD, he served 11 years at Digital as Industrial Marketing Manager and then Director of Professional Services. He also served as Director of Professional Services at AT&T. Mr. Ray earned a Bachelor of Science Degree in Mathematics and Statistics from the University of Western Australia and he has graduated from the advanced management programs at the Australian Management College and the University of Hawaii.

    Roland B. Desilets joined QAD as Executive Vice President, General Counsel and Secretary in April 2001. For the past year, he was VP and General Counsel of Atlas Commerce, Inc., a Safeguard Scientifics company. Prior to this, he served as Corporate General Counsel and Regional General Counsel at QAD since 1998 and 1993, respectively. He holds a Juris Doctor degree from Widener University School of Law, a Master of Science degree in Computer Science from Villanova University, and a Bachelor of Science degree in Physics from Ursinus College.

    Cheryl M. Slomann joined QAD in May 1998 as Vice President, Corporate Controller and Chief Accounting Officer. In November 2000, Ms. Slomann was appointed Vice President, Corporate Finance and Treasurer. Prior to joining QAD, Ms. Slomann served nine years with Allergan, a specialty pharmaceutical company, in various financial positions. She began her career at the public accounting firm of Ernst & Young. Ms. Slomann is a Certified Public Accountant and received her Bachelor of Science degree in Business Administration/Accounting from the University of Southern California in Los Angeles.

SEGMENT REPORTING

    Segment financial information for fiscal years 2001, 2000 and 1999 is included in footnote 9 of our financial statements included in Item 14 of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

    QAD is headquartered in Carpinteria, California, in approximately 87,000 square feet of leased space in three facilities. Leases are committed in a range from 2004 to 2011. We own 28 acres with approximately 54,000 square feet of office space in Summerland, a neighboring community. This property carries an entitlement from Santa Barbara County for the construction of a company headquarters. The company also owns a 34-acre parcel in Carpinteria, California, which was acquired for development as an additional facility. There are no immediate plans to develop the property.

    The company has over 30 additional offices located across our four geographic regions with aggregate square footage of approximately 250,000 square feet and lease commitments ranging from 2001 to 2011. This includes major offices located in the United States, the United Kingdom, the Netherlands, France, Poland, Mexico, China, Australia, Japan and Thailand.

    Although we may seek in the future new or expanded facilities, we expect that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

    We are not party to any material legal proceedings. We are from time to time party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    QAD common stock has been traded on the Nasdaq National Market since our initial public offering in August 1997. According to records of our transfer agent, we had approximately 400 stockholders of record as of April 9, 2001. The following table sets forth the high and low closing prices for QAD's common stock as reported by Nasdaq in each quarter of the last two fiscal years.

	Low Sale Price	High Sale Price
Fiscal 2001:
Fourth Quarter	$1.19	$3.06
Third Quarter	2.16	3.63
Second Quarter	3.06	7.00
First Quarter	5.25	14.88
Fiscal 2000:
Fourth Quarter	$3.06	$13.94
Third Quarter	2.94	4.25
Second Quarter	3.06	3.91
First Quarter	2.91	4.38

    Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and we do not anticipate declaring dividends on our common stock in the foreseeable future.

    On December 23, 1999, we issued in a private placement to Recovery Equity Investors II, L.P., 2,333,333 shares of our common stock for net consideration of $9.6 million. This private placement was effected under the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

    On December 15, 1999, we issued 120,000 shares of our common stock in connection with the purchase of the remaining equity in Enterprise Engines, Inc. not owned by QAD. The shares have been registered for resale under the Securities Act on Form S-3. Some of these shares were subject to forfeiture if certain specified performance milestones were not achieved by the former majority shareholder. Based on the performance achieved, 20,000 of these shares were forfeited in fiscal year 2001. The value of the common stock shares in the financial statements has been shown net of the forfeited shares.

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended January 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Total revenue	$214,075	$239,262	$193,344	$170,770	$126,444
Operating income (loss)	(19,011)	(9,780)	(34,806)	14,695	2,720
Basic net income (loss) per share	(0.76)	(0.54)	(1.22)	0.38	0.05
Diluted net income (loss) per share	(0.76)	(0.54)	(1.22)	0.38	0.04
BALANCE SHEET DATA:
Total assets	181,462	214,371	200,055	190,506	77,250
Long-term debt	19,460	21,890	6,526	39	5,036

    We have made eight acquisitions since the third quarter of fiscal 1999. Results of operations of the acquired entities have been included in the financial statements since the respective dates of acquisition. These acquisitions are described in greater detail in footnote 2 of our financial statements included in Item 14 of this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    Founded in 1979, QAD has historically been recognized as a leading provider of ERP software applications. With the advent of the Internet, we advanced our solutions to include e-business capabilities. And with the development of enabling technologies, our solutions have advanced even further to encompass collaborative commerce. Today's QAD solutions build on our core competency in multi-site manufacturing and distribution operations, and empower global manufacturers to efficiently manage resources within and beyond the enterprise to deliver value to customers.

    QAD has built a solid customer base of global Fortune 1000 manufacturers who are poised to embrace QAD's next generation collaborative commerce solutions. With a proven track record of 20 years of experience and leadership, and more than 5,100 installations around the world, QAD is ideally qualified to meet the business and technology requirements of global manufacturing enterprises in select industry segments: automotive, food and beverage, consumer products, electronics, industrial, and medical industries.

    Global service and support is an important component of our solutions. QAD Global Services utilizes a proven implementation methodology and enjoys a reputation for on-time implementations and rapid time-to benefit for our solutions.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

	Years Ended January 31,
	2001	2000	1999
Revenue:
License fees	32%	40%	55%
Maintenance and other	46	38	37
Services	22	22	8

Total revenue	100	100	100
Costs and expenses:
Cost of license fees	6	9	9
Other cost of revenue	41	36	22
Sales and marketing	31	33	47
Research and development	16	14	25
General and administrative	11	10	13
Amortization of intangibles from acquisitions	2	2	—
Restructuring charge	2	—	2

Total costs and expenses	109	104	118

Operating loss	(9)	(4)	(18)
Other expense	—	1	—

Loss before income taxes	(9)	(5)	(18)
Income tax expense	3	2	1

Net loss	(12)%	(7)%	(19)%

    Total revenue.  Total revenue for fiscal year 2001 was $214.1 million, a decrease of $25.2 million or 11% from fiscal year 2000. This decrease was primarily due to declines in license fees and services revenue, partially offset by continued growth in maintenance revenue. During fiscal year 2001, our customers shifted their focus from dealing with the Y2K problem to planning and developing coherent e-business strategies. This shift caused an "e-business pause" and delayed purchasing decisions on both the traditional enterprise systems and the advanced e-business solutions we offer, negatively impacting our license revenue. The decrease in services revenue relates to decreased utilization of our service consultants in conjunction with lower license sales. Maintenance and other revenue continues to grow due to expansion of our installed base.

    Total revenue for fiscal year 2000 was $239.3 million, an increase of $45.9 million or 24% over fiscal year 1999. This increase was primarily due to growth in maintenance revenue from expansion of the installed base and increased services revenue due to the acquisition of six distributors from September 1998 to June 1999 and the launch of our Global Services business late in fiscal year 1999. This growth was partially offset by a decline in license revenue primarily stemming from our customers' decisions to delay capital spending due to concerns over Y2K readiness.

    As a result of these factors, revenue mix has shifted significantly away from higher margin license revenue, from 55% of total revenue in fiscal year 1999 to 40% and 32% in fiscal years 2000 and 2001, respectively. Lower margin services revenue had the largest proportional gain, from 8% of total revenue in fiscal year 1999 to 22% in both fiscal years 2000 and 2001.

    No single customer has accounted for more than 10 percent of our total revenue in any of the last three fiscal years. However, it is not uncommon to obtain a multi-million dollar contract with a single customer.

    Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue increased from 31% in fiscal year 1999 to 45% and 47% in fiscal years 2000 and 2001, respectively. This increase was primarily due to the significant shift in revenue mix away from the higher margin license business and toward lower margin maintenance and services, as well as lower service margins due to decreased utilization of service consultants in conjunction with the lower license sales.

    Sales and Marketing.  Sales and marketing expense has continued to decrease from $91.1 million in fiscal year 1999 to $80.1 million in fiscal year 2000 and $66.5 million in fiscal year 2001. These declines were due primarily to lower personnel and related costs resulting from the restructuring programs initiated in fiscal years 1999 and 2001, as well as lower commission expense on decreased revenue in fiscal year 2001.

    Research and Development.  Research and development expense remained relatively flat at $34.5 million in fiscal 2001 versus $34.1 million in fiscal 2000. Research and development expense declined 29% to $34.1 million in fiscal 2000 from $48.3 million in fiscal 1999, due to the restructuring program initiated late in fiscal 1999. In addition to reducing costs, this program realigned internal resources, including the transfer of certain research and development personnel into revenue-generating positions within the QAD services organization.

    General and Administrative.  General and administrative expense has continued to decrease from $24.3 million in fiscal year 1999 to $23.2 million in fiscal year 2000 and $22.5 million in fiscal year 2001. These declines were due to cost controls related to the restructuring programs initiated in fiscal years 1999 and 2001.

    Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions totaled $4.6 million, $4.4 million and $1.0 million in 2001, 2000 and 1999, respectively. The significant increase from fiscal 1999 to fiscal 2000 was related to the amortization of intangibles from the four acquisitions completed during the second half of fiscal 1999.

    Restructuring Charge.  In August 2000, we announced an initiative to sharpen the focus of our e-business and business intelligence solutions for multi-national customers. In connection with this shift, we took a $5.1 million restructuring charge, which included facilities consolidations, a reduction of approximately 150 employees, contractors and consultants across most regions and functions and associated asset write-downs.

    During fiscal year 1999, in response to changes in manufacturing capital software spending patterns, we undertook a restructuring and realignment program. We reduced our workforce, excluding staff added from the acquisitions, by approximately 15%, adjusted administration and marketing costs and narrowed our facilities expansion plans. In addition, we reduced spending on research and development, including the transfer of certain research and development personnel into revenue-generating positions within our service organization. We recorded a restructuring charge of $4.3 million in fiscal year 1999 and concluded the program in fiscal year 2000 with an additional $1.2 million charge.

    Total Other (Income) Expense.  Total other (income) expense was $738,000, $1,455,000 and $(23,000) in fiscal years 2001, 2000 and 1999, respectively. The decrease in expense from fiscal year 2000 to 2001 was due to an increase in interest income related to higher cash and equivalents and short-term investment balances and a favorable change in foreign currency transaction and remeasurement (gains) and losses, partially offset by an increase in interest expense due to higher debt throughout fiscal year 2001. The increase in expense from fiscal year 1999 to 2000 was due to higher interest expense related to the debt incurred late in fiscal year 1999 and lower interest income on decreased cash and equivalents and short-term investment balances throughout fiscal year 2000. This increase was partially offset by a fiscal year 1999 write-down to adjust an equity investment to the then current estimated fair market value.

    Income Tax Expense.  We recorded income tax expense of $5.7 million, $5.1 million and $1.1 million in the years ended January 31, 2001, 2000 and 1999, respectively. Fiscal year 2001 income tax expense included $2.5 million for taxes in the jurisdictions that were profitable and a $3.2 million valuation allowance on deferred tax assets. Fiscal year 2000 income tax expense included $3.8 million for taxes in profitable jurisdictions and $1.3 million in tax charges related to a valuation allowance and an IRS audit of the years 1995 and 1996. Fiscal year 1999 income tax expense represented taxes in profitable jurisdictions. We have not provided tax benefits for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Cash and equivalents were $36.5 million and $35.9 million at January 31, 2001 and 2000, respectively. We had working capital of $17.6 million and $31.7 million as of January 31, 2001 and 2000, respectively. The decline in working capital is primarily due to an $18.1 million decrease in accounts receivable, partially offset by a $5.5 million reduction in accounts payable and accrued expenses. Note that the January 31, 2000 accounts receivable balance included $15.6 million from a single customer that was collected during the early part of fiscal year 2001.

    Accounts receivable, net of the allowance for doubtful accounts and sales adjustments, decreased to $80.5 million at January 31, 2001 from $98.6 million at January 31, 2000. Accounts receivable days' sales outstanding, using the countback method, decreased to 99 days at January 31, 2001 from 102 days at January 31, 2000. This decline was due in part to an automated system we recently installed in the United States, which has increased both the efficiency and the effectiveness of the collection process. In addition, re-engineered business practices related to maintenance renewals have contributed to this improvement.

    Net cash provided by (used in) operating activities was $12.6 million, $9.6 million and ($16.6) million in fiscal years 2001, 2000 and 1999, respectively. The increase from fiscal year 2000 to 2001 is primarily due to increased accounts receivable collections and the noncash portion of the restructuring charge, partially offset by the increased net loss and net reduction of accrued expenses. The increase from fiscal year 1999 to 2000 relates primarily to the decreased net loss, as well as increased depreciation and amortization related to increased goodwill and intangible assets due to the acquisition of six businesses from September 1998 to June 1999. This increase was partially offset by lower growth in deferred revenue and deposits.

    Net cash used in investing activities primarily relates to the purchase of property and equipment and the fiscal year 1999 acquisition of businesses and aggregated $7.8 million, $7.4 million and $38.1 million in fiscal years 2001, 2000 and 1999, respectively. At January 31, 2001, we did not have any material commitments for capital expenditures.

    Net cash provided by financing activities primarily relates to the fiscal year 2000 common stock private placement, as well as proceeds and repayments of borrowings. The net cash provided by (used in) financing activities totaled $(1.7) million, $20.2 million and $1.0 million in fiscal years 2001, 2000 and 1999, respectively.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE SIGNIFICANT FLUCTUATIONS

    Our quarterly revenue, expenses and operating results have varied significantly in the past. We anticipate that such fluctuations will continue in the future as a result of a number of factors, many of which are outside our control. The factors affecting these fluctuations include demand for our products and services, the size, timing and structure of significant licenses by customers, market acceptance of new or enhanced versions of our software products and products that operate with our products, the publication of opinions about us, our products and technology by industry analysts, the entry of new competitors and technological advances by competitors, delays in localizing our products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in pricing policies by us or our competitors, customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors, the timing of the release of new or enhanced versions of our software products and products that operate with our products, changes in the method of product distribution and licensing (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by us, customer cancellation of major planned software development programs and general economic factors.

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

    Our service-related revenue may not reduce the quarterly fluctuations in our revenue. Additionally the services business reduces our sales margins and services staffing increases our overhead.  During fiscal 2000, customer demand for QAD services was exceptional and services revenue became a substantial part of our business. As the percentage of revenue derived from maintenance and services increases and the less predictable license fees become a smaller proportion of our overall revenues, our overall quarterly revenue fluctuations may diminish. While the expenses associated with services operations are relatively predictable, the revenues are dependent upon the timing and size of customer orders to provide the services. To the extent that these services operations fail to secure orders from customers to provide services on a regular basis, our results may be negatively affected.

    Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue.  Because our expense level is relatively fixed, if revenue levels are below expectations, expense levels could be disproportionately high as a percentage of total revenue. This is more pronounced as the number of service and support personnel increase. If this were to occur, operating results would be immediately and adversely affected and losses could occur.

    Because of the significant fluctuations in our revenue, period-to-period comparisons may not be meaningful.  Based upon the factors described above, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that, as a result, these comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods, at past rates or at all, or that we will be profitable on a quarterly or annual basis. We have in the past experienced and may in the future experience quarterly losses.

RISKS ASSOCIATED WITH SALES CYCLE

    Our products involve a very long sales cycle and the timing of sales is difficult to predict.  Because the licensing of our products generally involves a significant commitment of capital (which ranges from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of our products is generally lengthy (with a typical duration of 4 to 15 months), varies from customer to customer and is subject to a number of significant risks over which we have little or no control. These risks include customers' budgetary constraints, timing of budget cycle, concerns about the introduction of new products by us or our competitors and general economic downturns that can result in delays or cancellations of information systems investments. Due in part to the strategic nature of our products, potential customers are typically cautious in making product acquisition decisions. We have seen the results of this in the post-Y2K downturn in the software industry and in the more recent pause as companies evaluate the move to e-business solutions. The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit substantial presales support resources. We have historically relied on third-parties for implementation and systems support services, which in the past caused sales cycles to be lengthened and may have resulted in the loss of sales. During fiscal 2000, we committed ourselves to make services a substantial part of our business and, we no longer rely exclusively on third-parties for implementation and systems integration services, which should significantly mitigate these risks. However, uncertain outcome of our sales efforts and the length of our sales cycles could still result in substantial fluctuations in operating results. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have an adverse effect on our quarterly operating results.

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

    Our MFG/PRO eB supply chain modules and QAD eQ software products are not dependent on Progress technology. The commercially available MFG/PRO eB supply chain modules are primarily based upon products from Adexa, Inc. (that was recently acquired by Freemarkets, Inc.) and Demantra, Ltd.

    We also are reliant on the Java programming language in developing and supporting our Java user interface for MFG/PRO software products. The QAD eQ software is also written in the Java programming language and is implemented using the IBM Websphere components formerly called SanFrancisco software platform. The success of QAD eQ is dependent upon the continued acceptance of the Java programming language as well as on the continued support of the Websphere components product by IBM and its acceptance in the market. The failure to successfully incorporate Java in new products, to convert MFG/PRO software to Java-interfaced Progress software components, to extend the MFG/PRO Java user interfaces, or of Java or Enterprise Java Beans to achieve market acceptance could have an adverse effect on us.

    We also maintain a number of development and product alliances with other third-parties. These alliances include software developed to be sold in conjunction with QAD software products, technology developed to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software but inter-operate directly with QAD software through application program interfaces. We generally enter into joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. Each of our partner agreements and third-party development or reseller agreements contain strict confidentiality and non-disclosure provisions for the service provider, end-user and third-party developer. Our third-party development agreements contain restrictions on the use of QAD technology outside of the development process. Any failure to establish or maintain successful relationships with these third-party software providers or third-party installation, implementation and development partners or failure of these third-party software providers to develop and support their software could have an adverse effect on us.

RAPID TECHNOLOGICAL CHANGE

    The market for our software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements.  Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. For example, increasing commercial use of the Internet is giving rise to new customer requirements and new industry standards. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we believe our future success will depend on our ability to convert our products to component objects, as well as our ability to develop products that will operate and inter-operate across the Internet. We cannot ensure that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others. Our products may also not achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could have an adverse effect on us.

    New software releases and enhancements may adversely affect our software sales.  While we generally take steps to avoid interruptions of sales due to the pending availability of new products, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced QAD software or other software, which could have an adverse effect on us. The actual or anticipated introduction of new products, technologies and industry standards can also render existing products obsolete or unmarketable or result in delays in the purchase of those products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and incur substantial product development expenses. Any failure by QAD to anticipate or respond adequately to developments in technology or customer requirements, or any significant delays in introduction of new products, could result in a loss of revenue. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could adversely affect us.

QAD eQ SOLUTIONS UNDER DEVELOPMENT AND UNDERLYING TECHNOLOGY

    Our QAD eQ and collaborative commerce solutions are still under development.  A significant element of our strategy is the development of QAD eQ and other collaborative commerce software, a series of new solutions targeted at the collaborative commerce business needs of manufacturing companies. Over the past four fiscal years, we devoted substantial resources to developing our QAD eQ software and working with third-parties to develop software components that may be included as part of or encapsulated within QAD eQ software. We have successfully performed preliminary tests on our first QAD eQ software release, an innovative B2B Internet order management and exchange applications suite and we have completed our first beta test. However, we cannot ensure the initial release of QAD eQ software or our other planned releases for the QAD eQ or other collaborative commerce software solutions, whether developed by us or third-parties, will achieve the performance standards required for commercialization. In addition, these solutions may not achieve market acceptance or be profitable. If QAD eQ software or our other planned collaborative commerce software solutions do not achieve such performance standards or do not achieve market acceptance, we would be adversely affected.

    The underlying technology for our new applications is new and dependent on specific technologies.  QAD eQ software is being designed and built using the object-oriented technology of Sun Microsystems—Enterprise Java Beans. QAD eQ software depends on the commercial success of platforms that support Enterprise Java Beans in Application Server environments such as the IBM Websphere development environment and the Websphere Business Components framework supplied by IBM. Similar to the way our MFG/PRO software is dependent upon Progress language and database technology, our new QAD eQ software is dependent on Java, Enterprise Java Beans, and technology supplied by IBM.

    Object-oriented applications, such as QAD eQ software, are characterized by technology development style and programming languages that differ from those used in traditional software applications. We believe that the flexibility inherent in object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management information technology strategies of customers in our targeted industry segments. We cannot ensure that we will be successful in developing our collaborative commerce software on a timely basis, if at all, or that if developed this software will achieve market acceptance.

MARKET CONCENTRATION

    Our target markets are concentrated and, as a result, we are dependent upon achieving success in those markets.  We have made a strategic decision to concentrate our product development and sales and marketing in certain primary vertical industry segments—automotive, food and beverage, consumer products, electronics, industrial and medical. An important element of our strategy is to achieve technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experiences a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. A discussion of concentration of our credit risk is contained in footnote 1 of our financial statements included in Item 14 of this Annual Report on form 10-K.

DEPENDENCE UPON KEY PERSONNEL

    We are dependent upon key personnel.  Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Founder, Chairman of the Board and President, Pamela M. Lopker, and Chief Executive Officer, Karl F. Lopker, neither of whom is bound by an employment agreement. Pamela and Karl Lopker are married to each other and jointly own approximately 54% of QAD's outstanding common stock. The loss of one or more of these or other key individuals could have an adverse effect on QAD. We do not currently have key-person insurance covering any of our employees.

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

DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF SALES AND MARKETING CHANNELS

    We are dependent upon the development and maintenance of sales and marketing channels.  We sell and support our products through direct and indirect sales organizations throughout the world. We have made significant expenditures in recent years in the expansion of our sales and marketing force, primarily outside the United States, and we plan to continue to expand our sales and marketing force. Our future success will depend in part upon the productivity of our sales and marketing force and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry is intense. We cannot ensure that we will be successful in hiring these personnel in accordance with our plans. Neither can there be assurance that our recent and planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, our sales and marketing organization may not be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. If we are unable to develop and manage our sales and marketing force expansion effectively, we would be adversely affected.

    Our indirect sales channel consists of over 30 distributors worldwide. We do not grant exclusive distribution rights to our distributors. Our distributors primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization. We will need to maintain and expand our relationships with our existing distributors and enter into relationships with additional distributors to expand the distribution of our products. Current or future distributors may not provide the level and quality of expertise and service required to successfully license QAD software products. We also may not be able to maintain effective, long-term relationships with distributors. In addition, the distributors we select may not continue to meet our sales needs. Further, these distributors may market software products in competition with us in the future or otherwise reduce or discontinue their relationships with or support of us and our products. This may become more likely as we compete with some of our distributors through our own acquisition of distributors. Any failure to successfully maintain our existing distributor relationships or to establish new relationships in the future would have an adverse effect on us. In addition, if any of our distributors exclusively adopts a product other than QAD software products, or if any distributor reduces its sales efforts relating to QAD software products or increases support for competitive products, we could be adversely affected.

RELIANCE ON AND NEED TO DEVELOP ADDITIONAL RELATIONSHIPS WITH THIRD-PARTIES

    We are reliant on and need to develop additional relationships with third-parties.  We have established strategic relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and the implementation of our products. We are aware that these third-party providers do not provide system integration services exclusively for our products and in many instances these firms have similar, and often more established, relationships with our principal competitors. We expect to continue to utilize third-party system integrators.

    QAD Global Services is a significant part of our business that offers implementation and integration services to our customers. We have designed our service organization so that we can subcontract our services to partners for specific technical needs and also subcontract services from our partners to meet our capacity requirements. We believe this method allows for additional flexibility in ensuring our customer's needs for implementation and installation services are met. These relationships also assist us in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide us with technical assistance for our product development efforts.

    Organizations providing consulting and system integration and implementation services in connection with QAD software products include IBM, PricewaterhouseCoopers and Deloitte & Touche LLP. These and other third-parties may not provide the level and quality of service required to meet the needs of our customers, we may not be able to maintain an effective, long-term relationship with these third-parties, or these third-parties may not continue to meet the needs of our customers. Further, we cannot ensure that these third-party implementation providers, many of which have significantly greater financial, technical, personnel and marketing resources than QAD, will not market software products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to maintain our existing relationships or to establish new relationships in the future, or the failure of these third-parties to meet the needs of our customers, could have an adverse effect on us. In addition, if these third-parties exclusively adopt a product or technology other than QAD software products or technology, or if these third-parties reduce their support of QAD software products and technology or increase such support for competitive products or technology, we could be adversely affected.

    We typically enter into separate agreements with each of our installation and implementation partners.  These agreements provide these partners with the non-exclusive right to promote and market QAD software products and to provide training, installation, implementation and other services for QAD software products within a defined territory for a specified period of time (generally two years). Our installation and implementation partners generally do not receive fees for the sale of QAD software products unless they participate actively in a sale as a sales agent. However, they generally are permitted to set their own rates for their installation and implementation services, and we typically do not collect a royalty or percentage fee from these partners on services performed. We also enter into similar agreements with our distribution partners that grant these partners the non-exclusive right, within a specified territory, to market, license, deliver and support QAD software products. In exchange for these distributors' services, we grant a discount to the distributor for the license of our software products.

    We also rely on third-parties for the development or inter-operation of key components of our software so that users of QAD software products will obtain the functionality demanded. These research and product alliances develop software to be sold in conjunction with QAD software products, technology to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software products, but inter-operate directly with QAD software through application program interfaces. We generally enter into reseller or joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. Each of our partner agreements and third-party development agreements contains strict confidentiality and non-disclosure provisions for the service provider, end-user and third-party developer. Our third-party development agreements contain restrictions on the use of our technology outside of the development process. Any failure to establish or maintain successful relationships with these third-party software providers or these third-party installation, implementation and development partners or the failure of these third-party software providers to develop and support their software could have an adverse effect on us.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    Our operations are international in scope, which exposes us to additional risk, including currency-related risk.  We derived approximately 60% of our total revenue from sales outside the United States in fiscal years 2001 and 2000 and 50% in fiscal year 1999. Of our more than 5,100 licensed sites in more than 80 countries, as of January 31, 2001, over 70% are outside the United States. Our Foreign Exchange risk is discussed in Item 7A of this Annual Report on Form 10-K.

CONTROL BY PRINCIPAL STOCKHOLDERS

    Our principal stockholders may control our management decisions.  Pamela and Karl Lopker jointly and beneficially own approximately 54% of our outstanding common stock. Recovery Equity Investors II, L.P. owns approximately 8% of our outstanding common stock. On a combined basis, current directors and executive officers beneficially own approximately 63% of the common stock. The Lopkers currently constitute two of the six members of the board and have significant influence in directing the actions of the board of directors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Foreign Exchange.  Historically, our revenue from international operations has primarily been denominated in United States dollars. However, due to the acquisition of eight international distributors since September 1998 and the growth of QAD Services, which primarily conduct business in local currencies, a higher percentage of our business is now conducted in currencies other than the Untied States dollar. In fiscal 2001, approximately 40% of our revenue was denominated in foreign currencies compared to 35% and less than 10% in fiscal years 2000 and 1999, respectively. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

    Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. In fiscal years 2001, 2000 and 1999, foreign currency transaction (gains) and losses totaled $(1,506,000), $552,000 and $61,000, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

    Interest Rates.  We invest our surplus cash in a variety of financial instruments, consisting principally of bank time deposits and short-term marketable securities with maturities of less than one year. QAD's investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested in short-term time deposits with the local operating banks. Additionally, our short-term and long-term debt bears interest at variable rates.

    We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2002 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2001 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included in Item 14 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the directors is incorporated by reference to the section entitled "Election of Directors" appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year 2001. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2001.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1.  FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this Annual Report on Form 10-K:

QAD INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(A)2.  FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
II. VALUATION AND QUALIFYING ACCOUNTS	52

    All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

(A)3.  EXHIBITS

    See the Index of Exhibits at page 54.

(B)  REPORTS ON FORM 8-K

    On January 5, 2001, QAD Inc. filed a Current Report on Form 8-K reporting under Item 5 related to the Registrant's repurchase plan providing for purchases of up to $250,000 worth of our common stock.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
QAD Inc.:

    We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended January 31, 2001. These consolidated financial statements are the responsibility of QAD's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries at January 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

Los Angeles, California
March 2, 2001

QAD INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	2001	2000
Assets
Current assets:
Cash and equivalents	$36,500	$35,936
Accounts receivable, net	80,496	98,567
Other current assets	12,601	15,523

Total current assets	129,597	150,026
Property and equipment, net	25,437	32,729
Capitalized software development costs, net	6,701	8,233
Other assets, net	19,727	23,383

Total assets	$181,462	$214,371

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,448	$1,240
Accounts payable	15,527	17,671
Accrued expenses	31,298	34,647
Deferred revenue and deposits	63,739	64,731

Total current liabilities	112,012	118,289
Long-term debt	19,460	21,890
Other deferred liabilities	192	200
Minority interest	502	563
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 33,747,148 shares and 33,012,210 shares at January 31, 2001 and 2000, respectively	34	33
Additional paid-in-capital	113,999	111,558
Accumulated deficit	(60,282)	(34,876)
Receivable from stockholders	—	(5)
Unearned compensation-restricted stock	(112)	(146)
Accumulated other comprehensive loss	(4,343)	(3,135)

Total stockholders' equity	49,296	73,429

Total liabilities and stockholders' equity	$181,462	$214,371

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2001	2000	1999
Revenue:
License fees	$69,202	$95,120	$105,928
Maintenance and other	98,314	90,579	72,070
Services	46,559	53,563	15,346

Total revenue	214,075	239,262	193,344
Costs and expenses:
Cost of license fees	13,204	20,306	17,674
Other cost of revenue	86,752	85,812	41,341
Sales and marketing	66,483	80,057	91,128
Research and development	34,492	34,084	48,332
General and administrative	22,483	23,249	24,325
Amortization of intangibles from acquisitions	4,596	4,382	1,036
Restructuring charge	5,076	1,152	4,314

Total costs and expenses	233,086	249,042	228,150
Operating loss	(19,011)	(9,780)	(34,806)
Other (income) expense:
Interest income	(1,548)	(736)	(2,152)
Interest expense	2,591	1,972	602
Other (income) expense	(305)	219	1,527

Total other (income) expense	738	1,455	(23)

Loss before income taxes	(19,749)	(11,235)	(34,783)
Income tax expense	5,657	5,101	1,138

Net loss	$(25,406)	$(16,336)	$(35,921)

Basic and diluted net loss per share	$(0.76)	$(0.54)	$(1.22)

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
(IN THOUSANDS)

	Common Stock and Additional Paid-in-Capital
					Restricted Stock
			Retained Earnings (Accumulated Deficit)	Receivable from Stock- holders			Accumulated Other Comprehensive Loss	Total Stock- Holders' Equity	Compre- hensive Loss
	Shares	Amount			Shares	Amount
Balance January 31, 1998	29,096	$97,238	$17,395	$(397)	(199)	$(1,510)	$(351)	$112,375
Comprehensive loss:
Net loss	—	—	(35,921)	—	—	—	—	(35,921)	$(35,921)
Translation adjustments	—	—	—	—	—	—	(266)	(266)	(266)

Total comprehensive loss									$(36,187)

Tax benefit associated with stock option exercises	—	1,553	—	—	—	—	—	1,553
Common stock activity:
Under stock purchase plan and incentive plan	372	1,804	—	—	—	—	—	1,804
Under stock options	282	38	—	—	—	—	—	38
Under restricted stock awards	7	305	—	—	62	142	—	447
Common stock repurchases	(6)	(944)	—	—	—	—	—	(944)
Restricted stock awards cancelled	(47)	(398)	—	—	49	398	—	—
Receivable from stockholders	—	—	—	343	—	—	—	343

Balance January 31, 1999	29,704	99,596	(18,526)	(54)	(88)	(970)	(617)	79,429

Comprehensive loss:
Net loss	—	—	(16,336)	—	—	—	—	(16,336)	$(16,336)
Translation adjustments	—	—	—	—	—	—	(2,518)	(2,518)	(2,518)

Total comprehensive loss									$(18,854)

Tax benefit associated with stock option exercises	—	656	—	—	—	—	—	656
Common stock activity:
Under stock purchase plan and incentive plan	474	1,404	—	—	—	—	—	1,404
Under stock options	433	505	—	—	—	—	—	505
Under restricted stock awards	10	—	—	—	10	151	—	151
Under business acquisition, net	120	506	—	—	—	—	—	506
Restricted stock awards cancelled	(60)	(673)	—	—	60	673	—	—
Under private placement	2,333	9,600	—	—	—	—	—	9,600
Other	(2)	(3)	(14)	49	—	—	—	32

Balance January 31, 2000	33,012	111,591	(34,876)	(5)	(18)	(146)	(3,135)	73,429

Comprehensive loss:
Net loss	—	—	(25,406)	—	—	—	—	(25,406)	$(25,406)
Translation adjustments	—	—	—	—	—	—	(1,208)	(1,208)	(1,208)

Total comprehensive loss									$(26,614)

Tax benefit associated with stock option exercises	—	807	—	—	—	—	—	807
Common stock activity:
Under stock purchase plan and incentive plan	439	1,193	—	—	—	—	—	1,193
Under stock options	290	541	—	—	—	—	—	541
Under restricted stock awards	7	—	—	—	8	128	—	128
Common stock repurchases	(5)	(295)	—	—	—	—	—	(295)
Restricted stock awards cancelled	(4)	(8)	—	—	4	8	—	—
Other	8	204	—	5	—	(102)	—	107

Balance January 31, 2001	33,747	$114,033	$(60,282)	$—	(6)	$(112)	$(4,343)	$49,296

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
(IN THOUSANDS)

	2001	2000	1999
Cash flows from operating activities:
Net loss	$(25,406)	$(16,336)	$(35,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,817	17,829	11,055
Provision for doubtful accounts and sales adjustments	3,461	(261)	3,627
(Gain) loss on disposal of equipment	(86)	(56)	367
Asset write-off	466	—	1,578
Restructuring charge	4,511	832	3,954
Tax benefit from exercise of stock options	807	656	1,553
Other, net	90	10	275
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	12,536	(3,316)	(8,420)
Other assets	3,056	1,276	(10,790)
Accounts payable	(1,335)	974	2,629
Accrued expenses	(5,500)	3,733	3,007
Deferred revenue and deposits	2,216	4,257	10,451

Net cash provided by (used in) operating activities	12,633	9,598	(16,635)
Cash flows from investing activities:
Purchase of property and equipment	(5,033)	(6,863)	(18,079)
Investment in software development	(2,312)	(2,720)	(4,072)
Acquisitions of businesses, net of cash acquired	(574)	(439)	(12,813)
Investment in equity securities	—	(500)	—
Purchase of short-term cash investment	—	—	(3,000)
Proceeds from sale of short-term cash investment	—	3,000	—
Other, net	92	93	(179)

Net cash used in investing activities	(7,827)	(7,429)	(38,143)
Cash flows from financing activities:
Proceeds from notes payable	15,000	21,901	—
Reduction of notes payable	(18,108)	(13,171)	(252)
Issuance of common stock for cash	1,734	11,509	1,842
Repurchase of common stock	(295)	(67)	(944)
Reduction of receivable from stockholders	5	49	343
Other, net	—	(14)	—

Net cash provided by (used in) financing activities	(1,664)	20,207	989
Effect of exchange rates on cash and equivalents	(2,578)	(2,518)	(215)

Net increase (decrease) in cash and equivalents	564	19,858	(54,004)
Cash and equivalents at beginning of period	35,936	16,078	70,082

Cash and equivalents at end of period	$36,500	$35,936	$16,078

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,212	$1,845	$335
Income taxes	2,218	1,137	4,390
Supplemental schedule of noncash investing and financing activities:
Issuance of note payable for acquisition of business	525	500	12,363
Issuance of common stock for acquisition of business	—	506	—

See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    QAD delivers value through collaborative commerce software applications that empower global manufacturers to synchronize diverse business processes and extend their market reach. QAD serves the specific needs of the automotive, food and beverage, consumer products, electronics, industrial and medical industries. We distribute, implement and support our products worldwide. Historically, QAD has been recognized as a provider of ERP software applications. With the advent of e-business, we have extended our products and services and built on our core competency in multi-site operations by addressing enterprise commerce management requirements in the Internet age. Our service organization provides world-class services and support to enable our customers to make a successful transformation to e-business.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the financial statements.

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

REVENUE RECOGNITION

    We derive revenue from license fees, maintenance and other, and services. License fees are primarily obtained from the licensing of our software products and also include revenue from third-party software sold in conjunction with QAD software. Maintenance revenue is derived primarily from the performance of maintenance contracts. Services revenue consists of technical, implementation and training services. Revenue is recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions."

    Revenue from software license agreements, including licenses sold through distributors, is recognized at the time of shipment, net of any applicable distributor discount, provided there are no remaining significant obligations to be fulfilled by us and collectibility is probable. Typically, our software licenses do not include significant vendor obligations. Maintenance revenue for ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which is generally 12 months. Services revenue is recognized as the services are performed. Allowances are estimated and provided for in the period of sale.

INCOME TAXES

    We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of certain non-U.S. subsidiaries, which are or will be reinvested indefinitely in such operations.

COMPUTATION OF NET INCOME OR LOSS PER SHARE

    The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended January 31,
	2001	2000	1999
	(in thousands, except per share data)
Net loss	$(25,406)	$(16,336)	$(35,921)

Weighted average shares of common stock outstanding used in basic net loss per share calculation	33,433	30,509	29,356
Weighted average shares of common stock equivalents issued using the treasury stock method	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding used in diluted net loss per share calculation	33,433	30,509	29,356

Basic and diluted net loss per share	$(0.76)	$(0.54)	$(1.22)

    Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 393,000, 454,000 and 1,172,000 for fiscal years 2001, 2000 and 1999, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the fiscal years 2001, 2000 and 1999, basic and diluted per share amounts are the same.

FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of our foreign subsidiaries are generally determined using the country's local currency as the functional currency with resulting translation adjustments treated as a component of comprehensive loss. Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity's functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) and losses for the fiscal years 2001, 2000 and 1999 totaled $(1,506,000), $552,000 and $61,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Our debt instruments bear variable market interest rates. Therefore, the carrying value of these instruments approximates fair value. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of revenue for the fiscal years 2001, 2000 and 1999. At January 31, 2000, one customer represented approximately 15% of trade receivables. There was no concentration of trade receivables with any one customer for 10% or more at January 31, 2001.

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

    We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved. Capitalized software development costs are amortized on a straight-line basis over three years and charged to cost of revenue. All other development costs are expensed to research and development as incurred.

    Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and is amortized on a straight-line basis over periods of 10 to 15 years. Other intangible assets include employment agreements, covenants not to compete and customer contracts. These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 5 years.

    Long-lived assets are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized, whenever the carrying amount of an asset may not be recovered.

ACCOUNTING FOR STOCK OPTIONS

    We account for our stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation" (SFAS No. 123) which requires entities to recognize an expense based on the fair value of the related awards. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB 25. FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. Application of FIN 44 did not have a material effect on our financial reporting.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to current year presentation.

2.  ACQUISITIONS

    During fiscal years 2001, 2000 and 1999, we acquired a controlling interest in eight businesses:

  •
  ATOS Italy S.p.A., an Italy-based distributor, in July 2000.

  •
  Enterprise Engines, Inc., a California-based software technology development company, in December 1999.

  •
  ATOS Integration SA, a France-based distributor, in June 1999.

  •
  OpenPro (Pty.) Limited, a South Africa-based distributor, in February 1999.

  •
  United Kingdom and Netherlands software distributor operations and assets of TRW Integrated Supply Chain Solutions, in November 1998.

  •
  QAD Sistemas Integrados Casa de Software, S.A. de C.V. and QAD Sistemas Integrados Servicios de Consultoria, S.A. de C.V., a Mexico-based distributor, in October 1998.

  •
  Iris-Ifec Co., Ltd., a Thailand-based distributor and systems integrator, in October 1998.

  •
  Distributor operations and assets of Computer Systems for Business International S.A., a distributor in Poland, in September 1998.

    The cost of acquisitions were $1.8 million, $3.2 million and $25.7 million for fiscal years 2001, 2000 and 1999, respectively. These costs include $0.2 million and $0.4 million in earnout payments made during fiscal years 2001 and 2000, respectively. All of the acquisitions were accounted for using the purchase method. Goodwill related to the acquisitions of $1.1 million, $3.4 million and $10.4 million for fiscal years 2001, 2000 and 1999, respectively, is being amortized over periods of 10 to 15 years. Results of operations have been included in the financial statements since the respective dates of acquisition.

    Prior shareholders of these businesses have future remaining earnouts of up to $3.4 million which may be added to the purchase price over the next 3 years.

    The historical operations of the companies acquired are not material, individually, or in the aggregate to our consolidated operations or financial position, and therefore, supplemental pro forma information has not been presented.

3.  RESTRUCTURING CHARGES

    In the third quarter of fiscal year 2001, we undertook several initiatives to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions included facility consolidations, a reduction of approximately 150 employees, contractors and consultants across most regions and functions and associated asset write-downs. These actions resulted in a $5.1 million charge taken in the third quarter of fiscal year 2001. As of January 31, 2001, $3.3 million of this charge was utilized, and we expect to pay the remaining balance by the end of fiscal year 2007. The restructuring charge and related utilization as of January 31, 2001 are detailed by category as follows:

	Restructuring Charge	Utilization
Lease obligations	$1,033	$548
Employee termination costs	2,192	890
Asset write-downs	1,851	1,851

	$5,076	$3,289

    During fiscal year 1999, in response to changes in customers' manufacturing capital software spending patterns, we undertook a restructuring program that more closely aligned costs with sales expectations. The program included the consolidation of certain facilities and an approximate reduction of 230 positions across a broad cross-section of QAD. This program, which resulted in a fiscal year 1999 charge of $4.3 million, was continued in fiscal year 2000 with a $1.2 million charge recorded in the second quarter. As of January 31, 2001, the entire restructuring charge of $5.5 million comprising lease obligations, employee termination costs and asset write-downs of $1.2 million, $2.0 million and $2.3 million, respectively, was utilized.

4.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2001	2000
	(in thousands)
Accounts receivable, net
Accounts receivable	$89,110	$104,857
Less allowance for doubtful accounts and sales adjustments	(8,614)	(6,290)

	$80,496	$98,567

Other current assets
Prepaid expenses	$3,013	$4,109
Deferred income taxes	652	2,837
Other	8,936	8,577

	$12,601	$15,523

Property and equipment, net
Land and buildings	$7,665	$8,420
Automobiles	428	490
Computer equipment and software	43,726	41,781
Furniture and office equipment	13,732	13,548
Leasehold improvements	4,853	4,770
Equipment under capital lease	333	984

	70,737	69,993
Less accumulated depreciation and amortization	(45,300)	(37,264)

	$25,437	$32,729

Capitalized software development costs, net
Capitalized software development cost	$13,544	$15,595
Less accumulated amortization	(6,843)	(7,362)

	$6,701	$8,233

Other assets, net
Goodwill	$14,995	$14,369
Other intangible assets	9,743	8,607
Less accumulated amortization	(7,632)	(4,365)

	17,106	18,611
Deferred income taxes	497	1,991
Other assets	2,124	2,781

	$19,727	$23,383

Accrued expenses
Accrued payroll	$14,777	$16,811
Accrued royalties	2,098	6,035
Accrued other	14,423	11,801

	$31,298	$34,647

5.  LONG-TERM DEBT

	January 31,
	2001	2000
	(in thousands)
Line of credit	$—	$16,980
Term loan	15,000	—
Promissory note	4,700	4,940
Capital lease obligations	215	527
Other	993	683

	20,908	23,130
Less current maturities	1,448	1,240

	$19,460	$21,890

    On September 8, 2000, we entered into a five-year senior credit facility with Foothill Capital Corporation (the facility). The maximum available amount of borrowings under the facility is $30.0 million. The facility is secured by certain assets of QAD Inc. We pay an annual commitment fee of 0.375% calculated on the average unused portion of the $30.0 million facility. The facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12 month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum consolidated net worth. At January 31, 2001, we were in compliance with the covenants under the facility.

    The facility includes a $15.0 million term loan with a five-year amortization schedule. The term loan may be reloaded to $15.0 million on an annual basis. Borrowings under the term loan portion of the facility bear interest at the bank's prime rate plus 3.75%. As of January 31, 2001, the rate for the term loan was 12.75% based on the bank's prime rate of 9.0% plus 3.75%.

    The facility also includes a $15.0 million revolving credit facility (the revolving portion). The maximum borrowings under the revolving portion of the facility are subject to a borrowing base calculation. Borrowings under the revolving portion of the facility bear interest at a floating rate based on either London Interbank Offering Rate (LIBOR) or prime plus the corresponding applicable margins ranging from 2.50% to 3.75% for the LIBOR option or 0.25% to 1.25% for the bank's prime option depending on the company's trailing 12 month EBITDA. As of January 31, 2001, approximately $4.4 million was available and unused on the revolving portion of the facility.

    On September 11, 2000, we drew $15.0 million on the term portion of the facility and $10.0 million of these proceeds were used to retire the previous line of credit.

    On November 8, 1999, we raised an additional $5 million of long-term debt from First Credit Bank secured by our real property located on Ortega Hill Road, Summerland, California. The promissory note has a 5-year maturity, with a variable interest rate based on the bank's prime rate plus 2.50%. The rate as of January 31, 2001 was 11.50%. The principal amortizes at a rate of $20,000 per month, with the balance due on November 8, 2004.

    The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows: $1.4 million in 2002; $0.2 million in 2003; $0.2 million in 2004; $4.1 million in 2005; and $15.0 million in 2006 and thereafter.

6.  INCOME TAXES

    Income tax expense is summarized as follows:

	Years Ended January 31,
	2001	2000	1999
	(in thousands)
Current:
Federal	$52	$2,601	$3,080
State	167	154	(775)
Foreign	2,353	1,521	(361)

Total	2,572	4,276	1,944

Deferred:
Federal	3,007	(542)	(1,914)
State	—	—	881
Foreign	78	1,367	227

Total	3,085	825	(806)

	$5,657	$5,101	$1,138

    Actual income tax expense differs from that obtained by applying the statutory Federal income tax rate of 34% to loss before income taxes as follows:

	Years Ended January 31,
	2001	2000	1999
	(in thousands)
Statutory Federal income tax rate	34%	34%	34%
Computed expected tax benefit	$(6,715)	$(3,820)	$(11,827)
State income taxes, net of Federal income tax expense (benefit)	110	102	(806)
Incremental tax expense (benefit) from foreign operations	(2,481)	(507)	415
Foreign withholding taxes	423	768	—
Net change in valuation allowance	14,149	11,407	13,401
Meals and entertainment	358	426	407
Research, AMT and foreign tax credits	(438)	(5,155)	(408)
Tax expense related to prior years	—	1,599	—
Other	251	281	(44)

	$5,657	$5,101	$1,138

    Consolidated U.S. loss before income taxes was $13.5 million, $1.8 million, and $20.4 million for the years ended January 31, 2001, 2000 and 1999, respectively. The corresponding loss before income taxes for foreign operations was $6.2 million, $9.4 million, and $14.4 million for the years ended January 31, 2001, 2000 and 1999, respectively.

    Withholding and U.S. taxes have not been provided on approximately $6.2 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.

    Significant components of the deferred tax assets and liabilities are as follows:

	January 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$1,534	$1,013
Accrued vacation	989	1,064
Accrued commission	264	128
Alternative minimum tax (AMT) credits	303	296
Research and development credits	5,106	6,387
Foreign tax credits	2,537	2,265
Depreciation and amortization	1,458	215
Deferred revenue	2,974	2,062
Net operating loss carry forwards	28,356	18,716
Other	1,274	1,910

	44,795	34,056

Less valuation allowance	(40,771)	(26,622)

Net deferred tax assets	$4,024	$7,434

Deferred tax liabilities:
Capitalized software development costs	$2,299	$1,737
State income taxes	57	154
Other	519	715

	2,875	2,606

Total net deferred tax asset	$1,149	$4,828

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

    We have net operating loss carryforwards, with various expiration dates, of $112.7 million as of January 31, 2001. At January 31, 2001 and 2000, the valuation allowance attributable to deferred tax assets was $40.8 million and $26.6 million, respectively, an overall increase of $14.2 million. The increase in the valuation allowance relates to $3.2 million of benefits associated with certain future tax deductible items and $11.0 million of benefits associated with net operating losses and tax credit carryforwards.

7.  401(k) PLAN

    We have a defined contribution 401(k) plan, which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. We match 75% of the employees' contributions up to the first four percent. We may make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for fiscal years 2001, 2000 and 1999 were $0.9 million, $1.1 million and $1.4 million, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    We lease certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense for fiscal years 2001, 2000 and 1999 was $9.1 million, $9.5 million and $8.0 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of January 31, 2001, are as follows: $6.7 million in 2002; $4.8 million in 2003; $3.1 million in 2004; $2.6 million in 2005; $1.2 million in 2006; and $7.0 million thereafter.

    We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations or financial position.

9.  BUSINESS SEGMENT INFORMATION

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

    During fiscal year 2001, management changed the methodology for assigning maintenance revenue to the regions on a management basis. Prior years were restated to reflect this change.

    During fiscal year 2000, management changed the composition of its reportable segments for operating income (loss), as well as for depreciation and amortization, in order to disclose components related to the Corporate segment. Fiscal year 1999 segment information has not been restated to separately disclose Corporate segment information, as it is impractical to do so.

	Years Ended January 31,
	2001	2000	1999
	(in thousands)
Revenue:
North America	$79,661	$94,270	$98,627
EMEA	86,260	94,844	59,221
Asia Pacific	35,451	33,964	27,612
Latin America	12,703	16,184	7,884

	$214,075	$239,262	$193,344

Operating income (loss):
North America	$5,416	$(1,961)	$(11,080)
EMEA	(4,207)	1,988	(6,736)
Asia Pacific	(7,102)	(4,097)	(10,261)
Latin America	(2,614)	(760)	(2,415)
Corporate	(5,428)	(3,798)	—
Restructuring charge	(5,076)	(1,152)	(4,314)

	$(19,011)	$(9,780)	$(34,806)

	Years Ended January 31,
	2001	2000	1999
	(in thousands)
Depreciation and amortization:
North America	$1,675	$1,594	$7,892
EMEA	4,055	4,216	1,885
Asia Pacific	1,346	1,436	867
Latin America	929	1,053	411
Corporate	9,812	9,530	—

	$17,817	$17,829	$11,055

	January 31,
	2001	2000
	(in thousands)
Identifiable assets:
North America	$74,493	$96,853
EMEA	73,556	84,233
Asia Pacific	26,345	24,575
Latin America	7,068	8,710

	$181,462	$214,371

10.  EMPLOYEE STOCK OPTION, PURCHASE PLANS AND RESTRICTED STOCK AWARDS

Employee Stock Option Agreements

    As of January 31, 2001 and 2000, options to purchase 5,335,000 and 4,326,000 shares of common stock were outstanding. Outstanding options generally vest over a four-year period and have contractual lives of 8 years. Stock option activity is summarized as follows, in thousands, except exercise price:

	Shares	Weighted Average Exercise Price	Options Exercisable
Outstanding options at January 31, 1998	2,724	$9.68	822
Options issued	1,917	5.62
Options exercised	(282)	0.16
Options expired and terminated	(683)	10.74

Outstanding options at January 31, 1999	3,676	$5.45	642
Options issued	1,857	3.87
Options exercised	(433)	1.39
Options expired and terminated	(774)	4.99

Outstanding options at January 31, 2000	4,326	$5.22	1,045
Options issued	2,820	4.39
Options exercised	(290)	1.86
Options expired and terminated	(1,521)	5.56

Outstanding options at January 31, 2001	5,335	$4.84	1,368

    In August 1998, our board agreed to reprice outstanding options to align the option exercise prices more closely with the market value of the underlying common stock. A program allowing option holders under the 1997 Stock Incentive Program to exchange higher priced options for the same number of lower priced options was adopted. The new options were issued on August 14, 1998 at $5.1875 per share. The repricing excluded our officers and directors and prohibited employees from exercising these new options for twelve months. Certain QAD officers and directors were issued additional grants under the same plan.

    The following table summarizes information about stock options outstanding and exercisable at January 31, 2001:

				Options Exercisable
	Number of Options Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)
Range of Exercise Price			Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.00 - $ 2.99	1,285	7.82	$1.90	—	$—
3.00 - 4.99	2,733	6.70	4.10	610	3.94
5.00 - 9.99	722	5.06	5.35	474	5.25
10.00 - 22.50	595	5.64	13.99	284	14.56

Total	5,335	6.63	$4.84	1,368	$6.60

    SFAS No. 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123. The fair value of the options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	January 31,
	2001	2000	1999
Expected life (years)	6.50	6.50	6.50
Interest rate	5.41%	6.30%	5.50%
Volatility	1.12	0.79	0.75
Dividend yield	$0.00	$0.00	$0.00

    No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards. If we had recognized compensation expense for stock-based employee compensation based upon the fair value of options granted, our net loss and related net loss per share for the fiscal years 2001, 2000 and 1999 would have been impacted as follows:

2001	As Reported	Pro Forma
Net loss	$(25,406)	$(29,563)
Basic and diluted net loss per share	(0.76)	(0.88)
2000	As Reported	Pro Forma
Net loss	$(16,336)	$(23,454)
Basic and diluted net loss per share	(0.54)	(0.77)
1999	As Reported	Pro Forma
Net loss	$(35,921)	$(42,756)
Basic and diluted net loss per share	(1.22)	(1.46)

1994 Stock Ownership Program

    We established the QAD Inc. 1994 Stock Ownership Program covering 4,800,000 shares of our common stock. The 1994 program allows eligible employees to purchase shares of common stock at the market value of the common stock by direct cash payment or at 95% of the market value through payroll deduction. The 1994 program also allows for the granting of shares to employees. We have the right, but not the obligation, to repurchase shares at fair value upon the termination of employment. No shares were issued under the 1994 program during fiscal years 2001, 2000 or 1999.

1997 Stock Incentive Program

    We have adopted the 1997 Stock Incentive Program. The 1997 program consists of seven parts:

  •
  Incentive Stock Option Plan under which incentive stock options may be granted.

  •
  Non-Qualified Stock Option Plan under which non-qualified stock options may be granted.

  •
  Restricted Share Plan under which restricted shares of common stock may be granted. During fiscal year 1999, we awarded 20,000 restricted shares under the plan, of which 13,333 shares were vested and 6,667 remained unvested at January 31, 2001. No additional shares were issued under this part of the plan during fiscal years 2001 and 2000.

  •
  Employee Stock Purchase Plan allows participating employees to purchase shares of common stock through payroll deductions at 85% of the lower of the beginning or the ending calendar quarter share price.

  •
  Non-Employee Director Stock Option Plan under which grants of options to purchase shares of common stock may be made to non-employee directors of QAD.

  •
  Stock Appreciation Rights Plan under which SARs (as defined in the plan) may be granted.

  •
  Other Stock Rights Plan under which (1) units representing the equivalent shares of common stock may be granted; (2) payments of compensation in the form of shares of common stock may be granted; and (3) rights to receive cash or shares of common stock based on the value of dividends paid with respect to a share of common stock may be granted.

    The maximum aggregate number of shares of common stock subject to the 1997 program is 8,000,000 shares. The 1997 program lasts 10 years from the date of adoption.

Total Compensation Cost Recognized for Stock-Based Compensation Plans

    Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations was $133,000, $(240,000) and $329,000 for fiscal years 2001, 2000 and 1999, respectively.

Receivable from Stockholders

    In connection with the 1994 program, we guaranteed indebtedness incurred by certain stockholders to purchase shares with cash deposited with a lending institution. These amounts are classified as "Receivable from Stockholders" in the equity section of the Consolidated Balance Sheets. As of January 31, 2001, all such amounts had been repaid.

11.  QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
2001
Total revenue	$51,597	$53,248	$50,024	$59,206
Operating income (loss)	(7,972)	(4,565)	(9,965)	3,491
Net income (loss)	(8,776)	(8,845)	(10,151)	2,366
Basic and diluted net income (loss) per share	(0.26)	(0.26)	(0.30)	0.07
2000
Total revenue	$53,338	$58,314	$56,728	$70,882
Operating income (loss)	(9,404)	(2,622)	(1,476)	3,722
Net income (loss)	(9,943)	(3,969)	(4,509)	2,085
Basic net income (loss) per share	(0.33)	(0.13)	(0.15)	0.07
Diluted net income (loss) per share	(0.33)	(0.13)	(0.15)	0.06

12.  STOCKHOLDERS' EQUITY

    In December 1999, we issued, under a private placement, 2,333,333 shares of our common stock to Recovery Equity Investors II, L.P. for net consideration of $9.6 million. In conjunction with this placement, we issued a warrant to purchase 225,000 shares of common stock with an exercise price of $7.50. The exercise price and the number of shares may be adjusted from time to time pursuant to the anti-dilution provisions of the agreement. The warrant remains outstanding and the exercise period expires in December 2003.

Schedule II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deletions(1)	Balance at End of Period
Allowance for doubtful accounts and sales adjustments
Years ended:
January 31, 2001	$6,290	$3,461	$(1,137)	$8,614
January 31, 2000	8,024	(261)	(1,473)	6,290
January 31, 1999	5,510	3,627	(1,113)	8,024

(1)
Actual write-offs and sales adjustments.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on April 23, 2001.

QAD INC.
By:	/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAMELA M. LOPKER Pamela M. Lopker	Chairman of the Board and President (Principal Executive Officer)	April 23, 2001
/s/ KARL F. LOPKER Karl F. Lopker	Director, Chief Executive Officer	April 23, 2001
/s/ KATHLEEN M. FISHER Kathleen M. Fisher	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 23, 2001
/s/ CHERYL M. SLOMANN Cheryl M. Slomann	Vice President, Corporate Finance and Treasurer (Principal Accounting Officer)	April 23, 2001
/s/ A. J. MOYER A. J. Moyer	Director	April 23, 2001
/s/ KOH BOON HWEE Koh Boon Hwee	Director	April 23, 2001
/s/ PETER R. VAN CUYLENBURG Peter R. van Cuylenburg	Director	April 23, 2001
/s/ JEFFREY A. LIPKIN Jeffrey A. Lipkin	Director	April 23, 2001

INDEX OF EXHIBITS

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on June 19, 1997(1)
3.9	Bylaws of the Registrant(1)
4.1	Specimen Stock Certificate(1)
10.1	QAD Inc. 1994 Stock Ownership Program(1)
10.2	QAD Inc. 1997 Stock Incentive Program(1)
10.3	Form of Indemnification Agreement with Directors and Executive Officers(1)
10.4	Loan and Security Agreement between Greyrock Business Credit, a Division of Nations Credit Commercial Corporation ("GBC") and the Registrant dated July 3, 1996(1)
10.5	Schedule to Loan Agreement between GBC and the Registrant dated July 3, 1996(1)
10.6	Letter Agreement between the Registrant and GBC dated July 3, 1996(1)
10.7	Letter Agreement between the Registrant and GBC dated July 5, 1996(1)
10.8	Letter Agreement between the Registrant and GBC dated July 5, 1996(1)
10.9	Secured Promissory Note in the original principal amount of $4,000,000 made by the Registrant to the order of GBC dated July 3, 1996(1)
10.10	Trademark Security Agreement between GBC and the Registrant dated July 3, 1996(1)
10.11	Security Agreement in Copyrighted Works executed by the Registrant in favor of GBC dated July 3, 1996(1)
10.12	Deed of Trust with respect to real property located in Santa Barbara County, California executed by the Registrant in favor of GBC dated July 3, 1996(1)
10.13	Master License Agreement between the Registrant and Progress Software Corporation Corporation dated June 30, 1995(1)†
10.14	Lease Agreement between the Registrant and Matco Enterprises, Inc. for Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria, California dated November 30, 1992(1)
10.15	First Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites C and H located at 5464 Carpinteria Ave., Carpinteria, California dated September 9, 1993(1)
10.16	Second Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.17	Third Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.18	Fourth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave., Carpinteria, California dated February 15, 1994(1)
10.19	Fifth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. or Suites G and E located at 5464 Carpinteria Ave., Carpinteria, California dated September 12, 1994(1)
10.20	Sixth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites A, B, D, F and H, and Room A located at 5464 Carpinteria Ave., Carpinteria, California dated October 30, 1996(1)

10.21	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.22	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.23	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30, 1993(1)
10.24	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30, 1993(1)
10.25	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.26	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.27	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.28	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.29	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.30	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.31	Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)
10.32	Amendment to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated April 26, 1994(1)
10.33	Second Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners, LP III, dated May 30, 1995(1)
10.34	Third Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners L.P. I dated November 30, 1995(1)
10.35	Agreement and Plan of Merger between QAD California and the Registrant dated July 8, 1997(1)
10.36	Credit Agreement dated as of August 4, 1997 between the Registrant and Bank of America National Trust and Savings Association(2)
10.37	Standard Industrial Commercial Multi-Tenant Lease—Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp.(2)

10.38	Value Added Reseller Agreement dated as of April 13, 1998 between the Registrant and Paragon Management Systems, Inc.(2)
10.39	Lease Agreement between the Registrant and Goodaston Limited for Unit 1 Phase 8 Business Park, The Waterfront Merry Hill, West Midlands, United Kingdom, dated April 30, 1996(2)
10.40	Credit Agreement between the Registrant and the First National Bank of Chicago dated April 18, 1999(3)
10.41	Related Facility Credit Agreement between the Registrant and The First National Bank of Chicago dated April 8, 1999(3)
10.42	Borrower Security Agreement between the Registrant and The First National Bank of Chicago dated April 18, 1999(3)
10.43	Second Amendment to Credit Agreement between QAD Inc. and The First National Bank of Chicago (incorporated by reference to exhibit 10.1 to QAD Inc.'s Current Report on Form 8-K filed June 25, 1999)(4)
10.44	Eight Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites I, K, L, C, J and Basement Room B located at 5464 Carpinteria Avenue, Carpinteria, California dated February 18, 1999 (4)
10.45	Related Facility Credit Agreement between the Registrant and The First National Bank of Chicago(4)
10.46	Stock Purchase Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.47	Registration Rights Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.48	Stock Purchase Agreement between the Registrant and Enterprise Engines, Inc. dated December 15, 1999(5)
10.49	Non-Competition Agreement between the Registrant and David A. Taylor and Enterprise Engines, Inc. dated December 15, 1999(5)
10.50	Promissory Note between the Registrant and First Credit Bank dated November 8, 1999(5)
10.51	Deed of Trust between the Registrant and First Credit Bank dated November 8, 1999(5)
10.52	Ninth Amendment to office lease between the Registrant and Matco Enterprises, Inc. for Suites G an E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 23, 1999(5)
10.53	Third Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.54	Fourth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.55	Fifth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.56	Tenth Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 1, 2000(7)
10.57	Eleventh Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites I, J, K and L located at 5464 Carpinteria Avenue, Carpinteria, California dated November 16, 2000(7)
10.58	Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated September 8, 2000(7)

10.59	SanFrancisco Technology License Agreement between the Registrant and International Business Machines Corporation dated November 30, 1999†
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP

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

(3)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 1999 filed June 14, 1999 (Commission No. 0-22823).

(4)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended July 31, 1999 filed September 14, 1999 (Commission No. 0-22823).

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2000 (Commission No. 0-22823).

(6)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 2000 filed June 13, 2000 (Commission No. 0-22823).

(7)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended October 31, 2000 filed December 15, 2000 (Commission No. 0-22823).

†
Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

QuickLinks

FORM 10-K
TABLE OF CONTENTS
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
QAD INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
INDEX OF EXHIBITS