Form 10-Q
period 2001-04-30
QAD INC
filed 2001-06-14
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                to

Commission File Number 0-22823

QAD Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0105228 (IRS Employer Identification No.)

6450 Via Real, Carpinteria, California 93013
(Address of principal executive offices)

(805) 684-6614
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /.

    The number of shares outstanding of the issuer's common stock as of the close of business on May 31, 2001 was 33,989,846.

QAD INC.
INDEX

			Page
PART I
	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Condensed Consolidated Balance Sheets as of April 30, 2001 and January 31, 2001	1
		Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2001 and 2000	2
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2001 and 2000	3
		Notes to Condensed Consolidated Financial Statements	4
	ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	8
PART II
	OTHER INFORMATION
	ITEM 1	Legal Proceedings	10
	ITEM 2	Changes in Securities and Use of Proceeds	10
	ITEM 3	Defaults Upon Senior Securities	10
	ITEM 4	Submission of Matters to a Vote of Security Holders	10
	ITEM 5	Other Information	10
	ITEM 6	Exhibits and Reports on Form 8-K	10

PART I

ITEM 1—FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2001	January 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$42,288	$36,500
Accounts receivable, net	67,385	80,496
Other current assets	11,541	12,601

Total current assets	121,214	129,597
Property and equipment, net	23,606	25,437
Capitalized software development costs, net	5,643	6,701
Other assets, net	16,560	19,727

Total assets	$167,023	$181,462

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,354	$1,448
Accounts payable	14,271	15,527
Accrued expenses	26,964	31,298
Deferred revenue and deposits	58,530	63,739

Total current liabilities	101,119	112,012
Long-term debt	19,400	19,460
Other deferred liabilities	87	192
Minority interest	500	502
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 33,982,346 and 33,747,148 shares at April 30, 2001 and January 31, 2001, respectively	34	34
Additional paid-in-capital	114,248	113,999
Accumulated deficit	(61,971)	(60,282)
Unearned compensation—restricted stock	(10)	(112)
Accumulated other comprehensive loss	(6,384)	(4,343)

Total stockholders' equity	45,917	49,296

Total liabilities and stockholders' equity	$167,023	$181,462

See accompanying notes to condensed consolidated financial statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,
	2001	2000
Revenue:
License fees	$15,108	$15,085
Maintenance and other	25,750	23,929
Services	10,443	12,583

Total revenue	51,301	51,597
Costs and expenses:
Cost of license fees	2,946	3,751
Other cost of revenue	19,458	22,323
Sales and marketing	14,870	17,050
Research and development	7,489	9,691
General and administrative	5,816	5,661
Amortization of intangibles from acquisitions	1,006	1,093

Total costs and expenses	51,585	59,569

Operating loss	(284)	(7,972)
Other (income) expense:
Interest income	(371)	(420)
Interest expense	779	672
Other (income) expense	197	(14)

Total other (income) expense	605	238

Loss before income taxes	(889)	(8,210)
Income tax expense	800	566

Net loss	$(1,689)	$(8,776)

Basic and diluted net loss per share	$(0.05)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended April 30,
	2001	2000
Net cash provided by operating activities	$6,731	$10,253
Cash flows from investing activities:
Purchase of property and equipment	(749)	(1,376)
Investment in software development	(262)	(752)

Net cash used in investing activities	(1,011)	(2,128)
Cash flows from financing activities:
Reduction of notes payable	(88)	(7,360)
Issuance of common stock for cash	249	873
Other, net	—	(40)

Net cash provided by (used in) financing activities	161	(6,527)
Effect of exchange rates on cash and equivalents	(93)	(959)

Net increase in cash and equivalents	5,788	639
Cash and equivalents at beginning of period	36,500	35,936

Cash and equivalents at end of period	$42,288	$36,575

See accompanying notes to condensed consolidated financial statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of reclassifications and normal recurring adjustments) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results to be expected for the year ending January 31, 2002.

    Certain prior period balances have been reclassified to conform to current period presentation.

2.
COMPREHENSIVE LOSS

    Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

	Three Months Ended April 30,
(In thousands)
	2001	2000
Net loss	$(1,689)	$(8,776)
Foreign currency translation adjustments	(2,041)	365

Comprehensive loss	$(3,730)	$(8,411)

3.
PER SHARE INFORMATION

    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended April 30,
(In thousands, except per share data)
	2001	2000
Net loss	$(1,689)	$(8,776)

Weighted average shares of common stock outstanding used in basic net loss per share calculation	33,867	33,166
Weighted average shares of common stock equivalents issued using the treasury stock method	—	—

Weighted average shares of common stock and common stock equivalents outstanding used in diluted net loss per share calculation	33,867	33,166

Basic and diluted net loss per share	$(0.05)	$(0.26)

    Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 266,000 and 1,278,000 for the three months ended April 30, 2001 and 2000, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the three months ended April 30, 2001 and 2000, basic and diluted per share amounts are the same.

4.
RESTRUCTURING CHARGES

    In the third quarter of fiscal year 2001, we undertook several initiatives to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions included facility consolidations, a reduction of approximately 150 employees, contractors and consultants across most regions and functions and associated asset write-downs. These actions resulted in a $5.1 million charge taken in the third quarter of fiscal year 2001. As of April 30, 2001, $3.7 million of this charge was utilized, and we expect to pay the remaining balance of the employee termination costs during fiscal year 2002 and the lease obligations through fiscal year 2007. The restructuring charge, related utilization and the remaining $1.4 million balance as of April 30, 2001, are detailed by category as follows:

(In thousands)	Restructuring Charge	Utilization	Remaining Balance
Lease obligations	$1,033	$599	$434
Employee termination costs	2,192	1,219	973
Asset write-downs	1,851	1,851	—

	$5,076	$3,669	$1,407

5.
BUSINESS SEGMENT INFORMATION

    QAD operates in geographic regions. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

    Operating income attributable to each business segment is based upon the management assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by QAD manufacturing operations at the transfer price charged to the distribution operation. Income from manufacturing operations is included in the Corporate operating segment. Research and development costs are also included in the Corporate operating segment. Identifiable assets are assigned by region based upon the location of each legal entity.

	Three Months Ended April 30,
(In thousands)
	2001	2000
Revenue:
North America	$20,277	$20,106
EMEA	19,313	20,168
Asia Pacific	9,025	8,270
Latin America	2,686	3,053

	$51,301	$51,597

Operating income (loss):
North America	$684	$540
EMEA	(507)	(835)
Asia Pacific	(1,363)	(2,094)
Latin America	(956)	(650)
Corporate	1,858	(4,933)

	$(284)	$(7,972)

	April 30, 2001	January 31, 2001
Identifiable assets:
North America	$67,436	$74,493
EMEA	65,657	73,556
Asia Pacific	27,067	26,345
Latin America	6,863	7,068

	$167,023	$181,462

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended April 30,
	2001	2000
Revenue:
License fees	30%	29%
Maintenance and other	50	46
Services	20	25

Total revenue	100	100
Costs and expenses:
Cost of license fees	6	8
Other cost of revenue	38	43
Sales and marketing	29	33
Research and development	15	19
General and administrative	11	10
Amortization of intangibles from acquisitions	2	2

Total costs and expenses	101	115

Operating loss	(1)	(15)
Other (income)/expense	1	1

Loss before income taxes	(2)	(16)
Income tax expense	1	1

Net loss	(3)%	(17)%

    Total Revenue.  Total revenue for the first quarter of fiscal year 2002 was $51.3 million, nearly flat to the $51.6 million in the first quarter of fiscal year 2001. Well past the Y2K problem, our customers are cautiously focusing on developing coherent e-business strategies. This shift in focus has caused an "e-business pause" resulting in delayed purchasing decisions on both the traditional enterprise systems and the advanced e-business solutions we offer. We are encouraged by our relatively stable license revenue in such an environment and are implementing measures to augment our revenue stream. Maintenance and other revenue increased $1.9 million to $25.8 million at April 30, 2001 from $23.9 million at April 30, 2000 due primarily to the expansion of our installed base. First quarter services revenue decreased $2.1 million when compared to the first quarter of last year due to delays in project start dates and a lower volume of large projects.

    Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue decreased to 44% in the first quarter of fiscal year 2002 from 51% in the first quarter of fiscal year 2001. The percentage decrease is primarily the result of a higher content of internally developed license and maintenance revenue, which do not carry third party royalties.

    Sales and Marketing.  Sales and marketing expense decreased 13% to $14.9 million for the first quarter of fiscal year 2002 from $17.1 million in the comparable prior year period. The decline in spending was primarily due to a lower content of revenue requiring sales agent commissions and partner splits.

    Research and Development.  Research and development expense was $7.5 million for the first quarter of fiscal year 2002 down from $9.7 million in the first quarter of fiscal year 2001. The decrease primarily relates to decreased expenses resulting from the fiscal year 2001 restructuring that realigned resources toward our strategic product solutions.

    General and Administrative.  General and administrative expense remained relatively flat for the first quarters of fiscal year 2002 and 2001 at $5.8 million and $5.7 million, respectively.

    Income Taxes.  We recorded income tax expense of $0.8 million and $0.6 million for the three months ended April 30, 2001 and 2000, respectively. These amounts represent taxes in jurisdictions that were profitable during these periods. We have not provided benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. We had working capital of $20.1 million and $17.6 million as of April 30, 2001 and January 31, 2001, respectively. Cash and equivalents were $42.3 million and $36.5 million at April 30, 2001 and January 31, 2001, respectively.

    Accounts receivable, net of allowances, decreased to $67.4 million at April 30, 2001 from $80.5 million at January 31, 2001. Accounts receivable days sales outstanding remained relatively flat at 102 days as of April 30, 2001 compared to 99 days at January 31, 2001. The successful implementation of an automated collection system in the United States in fiscal year 2001 has led to the implementation of the system in Europe and a similar roll-out is planned in the Asia Pacific region.

    Net cash provided by operating activities was $6.7 million and $10.3 million for the three months ended April 30, 2001 and 2000, respectively. The year-over-year change relates mainly to a decline in accounts receivable collections primarily related to a $15.6 million balance collected from one customer during the first quarter of fiscal year 2001. This was partially offset by an improvement in net earnings and a decline in disbursements related to accrued expenses.

    Net cash used in investing activities, which aggregated to $1.0 million and $2.1 million in the three months ended April 30, 2001 and 2000, respectively, primarily relates to the purchase of property and equipment. At April 30, 2001 we had no material commitments for capital expenditures.

    Net cash provided by (used in) financing activities totaled $0.2 million and $(6.5) million for the three months ended April 30, 2001 and 2000, respectively, and was primarily composed of repayments of borrowings and proceeds from the issuance of common stock.

    We believe that the cash on hand, net cash provided by operating activities and the expected available borrowings under our credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Foreign Exchange.  Historically, our revenue from international operations has primarily been denominated in United States dollars. However, due to the acquisition of eight international distributors since September 1998 and the growth of QAD Services, which primarily conduct business in local currencies, a higher percentage of our business is now conducted in currencies other than the United States dollar. For the three months ended April 30, 2001 and 2000, approximately 40% of our revenue was denominated in foreign currencies. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

    Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. For the three months ended April 30, 2001 and 2000, foreign currency transaction (gains) and losses totaled $255,000 and $(671,000), respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

    We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2002 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2001 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal year 2002.

PART II

ITEM 1—LEGAL PROCEEDINGS

    Not applicable

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5—OTHER INFORMATION

    Not applicable

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

  10.1
  Lease Agreement between the Registrant and The Wright Family C Limited Partnership for Building A located at 6410 Via Real, Carpinteria, California dated February 10, 2001.

  10.2
  Lease Renewal Letter dated February 21, 2001, related to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1).

  b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended April 30, 2001.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-28441).

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD INC. (Registrant)
Date: June 14, 2001	By	/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer (on behalf of the registrant)
	By	/s/ VALERIE J. MILLER Valerie J. Miller Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

PART I
  ITEM 1—FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K