Form 10-Q
period 2001-07-31
QAD INC
filed 2001-09-14
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-22823

QAD Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0105228 (IRS Employer Identification No.)

6450 Via Real, Carpinteria, California 93013 (Address of principal executive offices)

(805) 684-6614 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock as of the close of business on August 31, 2001 was 34,073,331.

QAD INC.
INDEX

			Page
PART I
	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Condensed Consolidated Balance Sheets as of July 31, 2001 and January 31, 2001	1
		Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2001 and 2000	2
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2001 and 2000	3
		Notes to Condensed Consolidated Financial Statements	4
	ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	11
PART II
	OTHER INFORMATION
	ITEM 1	Legal Proceedings	12
	ITEM 2	Changes in Securities and Use of Proceeds	12
	ITEM 3	Defaults upon Senior Securities	12
	ITEM 4	Submission of Matters to a Vote of Security Holders	12
	ITEM 5	Other Information	12
	ITEM 6	Exhibits and Reports on Form 8-K	12

PART 1

ITEM 1—FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2001	January 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$48,232	$36,500
Accounts receivable, net	56,759	80,496
Other current assets	11,220	12,601

Total current assets	116,211	129,597
Property and equipment, net	22,402	25,437
Capitalized software development costs, net	4,685	6,701
Other assets, net	16,012	19,727

Total assets	$159,310	$181,462

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$790	$1,448
Accounts payable	13,612	15,527
Accrued expenses	29,235	31,298
Deferred revenue and deposits	54,250	63,739

Total current liabilities	97,887	112,012
Long-term debt	17,360	19,460
Other deferred liabilities	77	192
Minority interest	501	502
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 34,065,900 and 33,747,148 shares at July 31, 2001 and January 31, 2001, respectively	34	34
Additional paid-in-capital	114,469	113,999
Accumulated deficit	(64,318)	(60,282)
Unearned compensation — restricted stock	(10)	(112)
Accumulated other comprehensive loss	(6,690)	(4,343)

Total stockholders' equity	43,485	49,296

Total liabilities and stockholders' equity	$159,310	$181,462

See accompanying notes to condensed consolidated financial statements.

QAD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Revenue:
License fees	$13,729	$18,235	$28,837	$33,320
Maintenance and other	26,357	23,848	52,107	47,777
Services	9,519	11,165	19,962	23,748

Total revenue	49,605	53,248	100,906	104,845
Costs and expenses:
Cost of license fees	2,550	2,675	5,496	6,426
Other cost of revenue	19,173	21,856	38,631	44,179
Sales and marketing	14,904	17,020	29,774	34,070
Research and development	8,248	9,153	15,737	18,844
General and administrative	5,681	5,858	11,497	11,519
Amortization of intangibles from acquisitions	984	1,251	1,990	2,344

Total costs and expenses	51,540	57,813	103,125	117,382
Operating loss	(1,935)	(4,565)	(2,219)	(12,537)
Other (income) expense:
Interest income	(456)	(338)	(827)	(758)
Interest expense	590	515	1,369	1,187
Other (income) expense	(22)	312	175	298

Total other (income) expense	112	489	717	727

Loss before income taxes	(2,047)	(5,054)	(2,936)	(13,264)
Income tax expense	300	3,791	1,100	4,357

Net loss	$(2,347)	$(8,845)	$(4,036)	$(17,621)

Basic and diluted net loss per share	$(0.07)	$(0.26)	$(0.12)	$(0.53)

See accompanying notes to condensed consolidated financial statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended July 31,
	2001	2000
Net cash provided by operating activities	$16,206	$4,830
Cash flows from investing activities:
Purchase of property and equipment	(1,686)	(3,580)
Investment in software development	(469)	(1,293)
Acquisition of business, net of cash acquired	—	(574)

Net cash used in investing activities	(2,155)	(5,447)
Cash flows from financing activities:
Reduction of notes payable	(2,587)	(7,555)
Issuance of common stock for cash	470	1,259
Other, net	—	(40)

Net cash used in financing activities	(2,117)	(6,336)
Effect of exchange rates on cash and equivalents	(202)	(1,768)

Net increase (decrease) in cash and equivalents	11,732	(8,721)
Cash and equivalents at beginning of period	36,500	35,936

Cash and equivalents at end of period	$48,232	$27,215

See accompanying notes to condensed consolidated financial statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of reclassifications and normal recurring adjustments) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for the six months ended July 31, 2001 are not necessarily indicative of the results to be expected for the year ending January 31, 2002.

    Certain prior period balances have been reclassified to conform to current period presentation.

2.  COMPREHENSIVE LOSS

    Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)
	2001	2000	2001	2000
Net loss	$(2,347)	$(8,845)	$(4,036)	$(17,621)
Foreign currency translation adjustments	(306)	(210)	(2,347)	155

Comprehensive loss	$(2,653)	$(9,055)	$(6,383)	$(17,466)

3.  PER SHARE INFORMATION

    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share data)
	2001	2000	2001	2000
Net loss	$(2,347)	$(8,845)	$(4,036)	$(17,621)

Weighted average shares of common stock outstanding	34,024	33,402	33,947	33,285
Weighted average shares of common stock equivalents issued using the treasury stock method	—	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding	34,024	33,402	33,947	33,285

Basic and diluted loss per share	$(0.07)	$(0.26)	$(0.12)	$(0.53)

    Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 363,000 and 315,000 for the three months and six months ended July 31, 2001, and 421,000 and 979,000 for the three months and six months ended July 31, 2000, respectively, were not included in the diluted calculations because they were anti-dilutive. Due to the net loss for the three and six months ended July 31, 2001 and 2000, basic and diluted per share amounts are the same.

4.  RESTRUCTURING CHARGE

    In the third quarter of fiscal year 2001, we undertook several initiatives to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions included facility consolidations, a reduction of approximately 150 employees, contractors and consultants across most regions and functions and associated asset write-downs. These actions resulted in a $5.1 million charge taken in the third quarter of fiscal year 2001. In the second quarter of fiscal year 2002, we continued our fiscal year 2001 initiative resulting in a $0.7 million charge, primarily relating to the reduction of office space in three of our North American locations.

    In addition, during the second quarter of fiscal year 2002, we recorded an adjustment of $0.7 million to the fiscal year 2001 restructuring accrual that primarily related to employee severance and termination costs that were lower than originally anticipated.

    As of July 31, 2001, of the combined $5.8 million restructuring charges, $4.0 million was utilized and $0.7 million was adjusted. We expect to pay the remaining balance of the employee termination costs during fiscal year 2002 and the lease obligations through fiscal year 2007. The restructuring charges, related utilization, adjustments and the remaining balances as of July 31, 2001, are detailed by category as follows:

(In thousands)	Lease Obligations	Employee Termination Costs	Asset Write-Downs	Total Restructuring
Fiscal year 2001 activity:
Net charge	$1,033	$2,192	$1,851	$5,076
Utilization	(548)	(890)	(1,851)	(3,289)

Balances, January 31, 2001	485	1,302	—	1,787
Fiscal year 2002 activity:
Net charge	477	209	—	686
Utilization	(119)	(605)	—	(724)
Adjustments	(25)	(661)	—	(686)

Balances, July 31, 2001	$818	$245	$—	$1,063

5.  LONG-TERM DEBT

(In thousands)	July 31, 2001	January 31, 2001
Term loan	$13,000	$15,000
Promissory note	4,600	4,700
Capital lease obligation	68	215
Other	482	993

	18,150	20,908
Less current maturities	790	1,448

	$17,360	$19,460

    In the second quarter of fiscal year 2002, we paid $2.0 million of principal on the term portion of the five-year senior credit facility with Foothill Capital Corporation.

6.  BUSINESS SEGMENT INFORMATION

    QAD operates in geographic regions. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

    Operating income attributable to each business segment is based upon the management assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by QAD manufacturing operations at the transfer price charged to the distribution operation. Income from manufacturing operations and research and development costs are included in the Corporate operating segment. Identifiable assets are assigned by region based upon the location of each legal entity.

    During the second quarter of fiscal year 2002, management changed the composition of its reportable segments for operating income (loss) primarily related to cost allocations between North America and Corporate. Prior year segment information has not been restated to reflect this change in composition, as it is impractical to do so.

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)
	2001	2000	2001	2000
Revenue:
North America	$18,998	$18,028	$39,275	$38,135
EMEA	18,340	22,392	37,653	42,560
Asia Pacific	9,636	10,009	18,661	18,277
Latin America	2,631	2,819	5,317	5,873

	$49,605	$53,248	$100,906	$104,845

Operating income (loss):
North America	$3,095	$867	$5,685	$1,408
EMEA	(569)	(316)	(1,025)	(1,151)
Asia Pacific	(2,048)	(1,411)	(3,294)	(3,506)
Latin America	(958)	(1,116)	(1,914)	(1,766)
Corporate	(1,455)	(2,589)	(1,671)	(7,522)

	$(1,935)	$(4,565)	$(2,219)	$(12,537)

	July 31, 2001	January 31, 2001
Identifiable assets:
North America	$69,344	$74,493
EMEA	59,923	73,556
Asia Pacific	24,469	26,345
Latin America	5,574	7,068

	$159,310	$181,462

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 2001. These include, but are not limited to, evolving demand for the company's software products and products that operate with the company's products, the publication of opinions by industry analysts about the company, its products and technology, the entry of new competitors and their technological advances, delays in localizing the company's products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, pricing, timing of new product releases, the method of product distribution or product mix and general economic factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. In addition, revenue and earnings in the enterprise resource planning (ERP), e-business and collaborative commerce software industries are subject to fluctuations and the growth rates recently experienced by the company do not necessarily represent future operating results. Investors should not use any one quarter's results as a benchmark for future growth. We undertake no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Revenue:
License fees	28%	34%	28%	32%
Maintenance and other	53	45	52	45
Services	19	21	20	23

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	5	5	6	6
Other cost of revenue	39	41	38	42
Sales and marketing	30	32	29	33
Research and development	17	17	16	18
General and administrative	11	11	11	11
Amortization of intangibles from acquisitions	2	3	2	2

Total costs and expenses	104	109	102	112

Operating loss	(4)	(9)	(2)	(12)
Other expense	0	1	1	1

Loss before income taxes	(4)	(10)	(3)	(13)
Income tax expense	1	7	1	4

Net loss	(5)%	(17)%	(4)%	(17)%

    Total Revenue.  Total revenue for the second quarter of fiscal year 2002 was $49.6 million, a decline of $3.6 million, or 7%, from $53.2 million in the second quarter of fiscal year 2001. Total revenue for the six months ended July 31, 2001 was $100.9 million, a decline of 4%, or $3.9 million, from $104.8 million in the comparable prior year period. This decrease in total revenue on both a quarter-to-quarter and year-to-year basis was driven by declines in license fees and services revenues, partially offset by increases in maintenance and other revenue.

    License revenue declined $4.5 million to $13.7 million for the second quarter of fiscal year 2002 from $18.2 million for the same period last year. For the six months ended July 31, 2001, license revenue was $28.8 million, a $4.5 million decline from the same period last year. These declines reflect the continued slowdown in corporate IT spending within our core customer base of manufacturers due to current economic conditions. Maintenance and other revenue increased $2.5 million for the current quarter to $26.4 million from $23.8 million for the quarter ended July 31, 2000. On a current year-to-date basis, maintenance and other revenue increased $4.3 million to $52.1 million from $47.8 million for the first six months of fiscal year 2001. These increases are primarily attributable to the expansion of our installed base. Second quarter services revenue decreased $1.6 million when compared to the second quarter of last year and declined $3.8 million for the six months ended July 31, 2001 when compared to the same period last year. The declines in services revenue correlate with the recent license revenue trend.

    Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue decreased to 44% in the second quarter of fiscal year 2002 from 46% in the second quarter of fiscal year 2001 and on a year-to-date basis decreased to 44% in fiscal year 2002 from 48% in fiscal year 2001. These percentage decreases are primarily the result of a higher content of internally-developed license and maintenance revenue, which do not carry third party royalties.

    Sales and Marketing.  Sales and marketing expense decreased 12% to $14.9 million for the second quarter of fiscal year 2002 from $17.0 million in the comparable prior year period. On a current year-to-date basis, sales and marketing expense declined $4.3 million or 13% to $29.8 million compared to the first six months of fiscal year 2001. The decline in spending was primarily due to lower personnel expense and other cost reductions in line with our continued cost control measures.

    Research and Development.  Research and development expense was $8.2 million for the second quarter of fiscal year 2002, down from $9.2 million in the second quarter of fiscal year 2001. During the six months ended July 31, 2001, research and development expense decreased $3.1 million to $15.7 million from $18.8 million in the same prior year period. These declines primarily relate to decreased expenses resulting from the fiscal year 2001 restructuring that realigned resources toward our strategic product solutions.

    General and Administrative.  General and administrative expense remained relatively flat at $5.7 million and $5.9 million for the second quarter of fiscal year 2002 and 2001, respectively. In both the six months ended July 31, 2001 and 2000, general and administrative expense was $11.5 million.

    Income Taxes.  We recorded income tax expense of $1.1 million for the six months ended July 31, 2001. This compared to income tax expense of $4.4 million for the first six months of fiscal year 2001. These amounts include taxes in jurisdictions that were profitable during these periods. We have not provided benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits. The prior year amount also includes a $3.2 million valuation allowance on U.S. deferred tax assets recorded in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. We had working capital of $18.3 million and $17.6 million as of July 31, 2001 and January 31, 2001, respectively. Cash and equivalents were $48.2 million and $36.5 million at July 31, 2001 and January 31, 2001, respectively.

    Accounts receivable, net of allowances, decreased to $56.8 million at July 31, 2001 from $80.5 million at January 31, 2001. Accounts receivable days sales outstanding remained relatively flat at 101 days as of July 31, 2001 compared to 99 days at January 31, 2001. The successful implementation of an automated collection system in the United States in fiscal year 2001 has led to the recent implementation of the system in Europe and a similar rollout planned for the Asia Pacific region.

    Net cash provided by operating activities was $16.2 million and $4.8 million for the six months ended July 31, 2001 and 2000, respectively. The year-over-year change relates mainly to a smaller net loss and a decline in disbursements related to accrued expenses.

    Net cash used in investing activities was $2.2 million and $5.4 million in the six months ended July 31, 2001 and 2000, respectively, and related primarily to the purchase of property and equipment. At July 31, 2001 we had no material commitments for capital expenditures.

    Net cash used in financing activities totaled $2.1 million and $6.3 million for the six months ended July 31, 2001 and 2000, respectively, and was primarily composed of repayments of borrowings and proceeds from the issuance of common stock.

    We believe that the cash on hand, net cash provided by operating activities and the expected available borrowings under our credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

RECENT ACCOUNTING STANDARDS

    In July 2001, Statement of Financial Accounting Standards No. 141, "Business combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) were issued. SFAS 141, among other things, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    We are required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective February 1, 2002. Goodwill and any intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature existing prior to the issuance of SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

    SFAS 142 requires reassessment of the useful lives and residual values of all intangible assets acquired in purchase business combinations and making any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets having an indefinite useful life, any impairment loss to be measured as of the date of adoption is to be recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

    SFAS 142 also requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. We will then have up to six months from that date to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. If an indication exists that the reporting unit's goodwill may be impaired, the implied fair value of the reporting unit's goodwill must be compared to its carrying amount. This comparison is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

    Because of the extensive effort required to adopt SFAS 141 and 142, it is not practical to reasonably estimate the full impact of adopting these statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) was issued. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

    We are required to adopt the provisions of SFAS 143 for the quarter ending April 30, 2003. We do not anticipate that the adoption of SFAS 143 will have a material impact on our financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Foreign Exchange.  For the six months ended July 31, 2001 and 2000, approximately 35% and 40%, respectively, of our revenue was denominated in foreign currencies. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

    Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. For the six months ended July 31, 2001 and 2000 foreign currency transaction (gains) and losses totaled $393,000 and $(709,000), respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

    Interest Rates.  We invest our surplus cash in a variety of financial instruments, consisting principally of bank time deposits and short-term marketable securities with maturities of less than one year. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested in short-term time deposits with the local operating banks. Additionally, our short-term and long-term debt bears interest at variable rates.

    We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal year 2002 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2001 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal year 2002.

PART II

ITEM 1—LEGAL PROCEEDINGS

    Not applicable

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of stockholders held on June 28, 2001, the following proposals were adopted:

(1)
To elect two directors to hold office for a term of three years until the annual meeting of stockholders in the year 2004 (Class III Directors):

	Votes For	Votes Withheld
Koh Boon Hwee	31,292,303	1,133,628
Peter R. van Cuylenburg	31,452,203	973,728
(2)
To approve an amendment to the QAD Inc. 1997 Stock Incentive Program increasing the number of shares of common stock reserved for issuance by 4,000,000 shares.

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,317,062	1,439,180	15,335	8,654,354
(3)
To ratify the appointment of KPMG LLP as the Company's independent auditors for the Company's 2002 fiscal year:

Votes For	Votes Against	Abstentions
32,385,822	30,680	9,429

ITEM 5—OTHER INFORMATION

    Not applicable

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits
  None

  b)
  Reports on Form 8-K
  No reports on Form 8-K were filed during the three months ended July 31, 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)
Date: September 14, 2001	By	/s/ KATHLEEN M. FISHER
Kathleen M. Fisher Chief Financial Officer (on behalf of the registrant)
	By	/s/ VALERIE J. MILLER
Valerie J. Miller Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

FORM 10-Q
QAD INC. INDEX
PART 1
ITEM 1—FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Signatures