Form 10-Q
period 2001-10-31
QAD INC
filed 2001-12-17
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock as of the close of business on November 30, 2001 was 34,167,682.

QAD INC.
INDEX

Page
PART I
FINANCIAL INFORMATION
ITEM 1 Financial Statements
Condensed Consolidated Balance Sheets as of October 31, 2001 (unaudited) and January 31, 2001	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2001 and 2000 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2001 and 2000 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	12
PART II
OTHER INFORMATION
ITEM 1 Legal Proceedings	14
ITEM 2 Changes in Securities and Use of Proceeds	14
ITEM 3 Defaults upon Senior Securities	14
ITEM 4 Submission of Matters to a Vote of Security Holders	14
ITEM 5 Other Information	14
ITEM 6 Exhibits and Reports on Form 8-K	14

PART 1

ITEM 1—FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2001	January 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$47,518	$36,500
Accounts receivable, net	50,016	80,496
Other current assets	10,695	12,601

Total current assets	108,229	129,597
Property and equipment, net	22,419	25,437
Capitalized software development costs, net	3,937	6,701
Other assets, net	15,372	19,727

Total assets	$149,957	$181,462

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$788	$1,448
Accounts payable	9,871	15,527
Accrued expenses	30,808	31,298
Deferred revenue and deposits	49,152	63,739

Total current liabilities	90,619	112,012
Long-term debt	17,280	19,460
Other deferred liabilities	68	192
Minority interest	529	502
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 34,160,182 and 33,747,148 shares at October 31, 2001 and January 31, 2001, respectively	34	34
Additional paid-in-capital	114,703	113,999
Accumulated deficit	(66,588)	(60,282)
Unearned compensation—restricted stock	(10)	(112)
Accumulated other comprehensive loss	(6,678)	(4,343)

Total stockholders' equity	41,461	49,296

Total liabilities and stockholders' equity	$149,957	$181,462

See accompanying notes to condensed consolidated financial statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Revenue:
License fees	$14,404	$14,050	$43,241	$47,370
Maintenance and other	25,719	24,355	77,826	72,132
Services	9,459	11,619	29,421	35,367

Total revenue	49,582	50,024	150,488	154,869
Costs and expenses:
Cost of license fees	3,260	3,206	8,756	9,632
Other cost of revenue	17,779	21,516	56,410	65,695
Sales and marketing	14,916	15,681	44,690	49,751
Research and development	8,026	7,974	23,763	26,818
General and administrative	5,642	5,308	17,139	16,827
Amortization of intangibles from acquisitions	925	1,228	2,915	3,572
Restructuring	(314)	5,076	(314)	5,076

Total costs and expenses	50,234	59,989	153,359	177,371

Operating loss	(652)	(9,965)	(2,871)	(22,502)
Other (income) expense:
Interest income	(291)	(399)	(1,118)	(1,157)
Interest expense	535	607	1,904	1,794
Other (income) expense	374	(622)	549	(324)

Total other (income) expense	618	(414)	1,335	313

Loss before income taxes	(1,270)	(9,551)	(4,206)	(22,815)
Income tax expense	1,000	600	2,100	4,957

Net loss	$(2,270)	$(10,151)	$(6,306)	$(27,772)

Basic and diluted net loss per share	$(0.07)	$(0.30)	$(0.19)	$(0.83)

See accompanying notes to condensed consolidated financial statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended October 31,
	2001	2000
Net cash provided by operating activities	$17,303	$6,809
Cash flows from investing activities:
Purchase of property and equipment	(3,631)	(4,344)
Investment in software development	(783)	(1,818)
Acquisition of business, net of cash acquired	—	(574)
Other, net	18	5

Net cash used in investing activities	(4,396)	(6,731)
Cash flows from financing activities:
Proceeds from notes payable	—	15,000
Reduction of notes payable	(2,683)	(18,018)
Issuance of common stock for cash	670	1,529
Other, net	—	(40)

Net cash used in financing activities	(2,013)	(1,529)
Effect of exchange rates on cash and equivalents	124	(2,739)

Net increase (decrease) in cash and equivalents	11,018	(4,190)
Cash and equivalents at beginning of period	36,500	35,936

Cash and equivalents at end of period	$47,518	$31,746

See accompanying notes to condensed consolidated financial statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting only of reclassifications and normal recurring adjustments) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for the nine months ended October 31, 2001 are not necessarily indicative of the results to be expected for the year ending January 31, 2002.

    Certain prior period balances have been reclassified to conform to current period presentation.

2. COMPREHENSIVE LOSS

    Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)
	2001	2000	2001	2000
Net loss	$(2,270)	$(10,151)	$(6,306)	$(27,772)
Foreign currency translation adjustments	12	(562)	(2,335)	(407)

Comprehensive loss	$(2,258)	$(10,713)	$(8,641)	$(28,179)

3. PER SHARE INFORMATION

    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share data)
	2001	2000	2001	2000
Net loss	$(2,270)	$(10,151)	$(6,306)	$(27,772)

Weighted average shares of common stock outstanding	34,113	33,504	34,003	33,359
Weighted average shares of common stock equivalents issued using the treasury stock method	—	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding	34,113	33,504	34,003	33,359

Basic and diluted loss per share	$(0.07)	$(0.30)	$(0.19)	$(0.83)

    Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 204,000 and 273,000 for the three months and nine months ended October 31, 2001, and 232,000 and 756,000 for the three months and nine months ended October 31, 2000, respectively, were not included in the diluted calculations because they were anti-dilutive. Due to the net loss for the three and nine months ended October 31, 2001 and 2000, basic and diluted per share amounts are the same for each respective period.

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

    In the second quarter of fiscal year 2002, we continued our fiscal year 2001 initiative resulting in a $0.7 million charge, primarily relating to the reduction of office space in three of our North American locations. In addition, during fiscal year 2002, we recorded adjustments of $0.7 million and $0.3 million to the statement of operations in the second quarter and third quarter, respectively. These adjustments were to the fiscal year 2001 restructuring accrual that primarily related to employee termination costs that were lower than originally anticipated.

    As of October 31, 2001, of the combined $5.8 million restructuring charges, $4.1 million was utilized and $1.0 million was adjusted. We expect to pay the remaining balance of the employee termination costs during fiscal year 2002 and the lease obligations through fiscal year 2007. The restructuring charges, related utilization, adjustments and the remaining balances as of October 31, 2001, are detailed by category as follows:

(In thousands)	Lease Obligations	Employee Termination Costs	Asset Write- Downs	Total Restructuring
Fiscal year 2001 activity:
Net charge	$1,033	$2,192	$1,851	$5,076
Utilization	(548)	(890)	(1,851)	(3,289)

Balances, January 31, 2001	485	1,302	—	1,787
Fiscal year 2002 activity:
Net charge	477	209	—	686
Utilization	(123)	(642)	—	(765)
Adjustments	(146)	(854)	—	(1,000)

Balances, October 31, 2001	$693	$15	$—	$708

5. LONG-TERM DEBT

(In thousands)	October 31, 2001	January 31, 2001
Term loan	$13,000	$15,000
Promissory note	4,520	4,700
Capital lease obligation	53	215
Other	495	993

	18,068	20,908
Less current maturities	788	1,448

	$17,280	$19,460

    In the second quarter of fiscal year 2002, we paid $2.0 million of principal on the term portion of our five-year senior credit facility with Foothill Capital Corporation (the Facility).

    The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12 month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum consolidated net worth. At October 31, 2001, we were not in compliance with the minimum EBITDA requirement. Subsequent to quarter-end, Foothill Capital Corporation provided a waiver and amended the financial covenants on a prospective basis. The amendment provides that the term loan shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter commencing on January 31, 2002.

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

    During fiscal year 2002, management changed the composition of its reportable segments for operating income (loss) primarily related to cost allocations between North America and Corporate. Prior year segment information has not been restated to reflect this change in composition, as it is impractical to do so.

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)
	2001	2000	2001	2000
Revenue:
North America	$20,488	$20,055	$59,763	$58,191
EMEA	17,267	17,996	54,920	60,555
Asia Pacific	9,378	8,805	28,039	27,082
Latin America	2,449	3,168	7,766	9,041

	$49,582	$50,024	$150,488	$154,869

Operating income (loss):
North America	$3,055	$1,907	$8,740	$3,314
EMEA	(818)	(3,500)	(1,843)	(4,651)
Asia Pacific	(635)	(1,505)	(3,929)	(5,010)
Latin America	(1,600)	(815)	(3,514)	(2,581)
Corporate	(968)	(976)	(2,639)	(8,498)
Restructuring Charge	314	(5,076)	314	(5,076)

	$(652)	$(9,965)	$(2,871)	$(22,502)

	October 31, 2001	January 31, 2001
Identifiable assets:
North America	$68,234	$74,493
EMEA	51,715	73,556
Asia Pacific	25,562	26,345
Latin America	4,446	7,068

	$149,957	$181,462

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Revenue:
License fees	29%	28%	29%	31%
Maintenance and other	52	49	52	46
Services	19	23	19	23

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	6	6	6	6
Other cost of revenue	36	43	37	43
Sales and marketing	30	31	30	32
Research and development	16	16	16	18
General and administrative	11	11	11	11
Amortization of intangibles from acquisitions	2	3	2	2
Restructuring	0	10	0	3

Total costs and expenses	101	120	102	115

Operating loss	(1)	(20)	(2)	(15)
Other (income) expense	2	(1)	1	0

Loss before income taxes	(3)	(19)	(3)	(15)
Income tax expense	2	1	1	3

Net loss	(5)%	(20)%	(4)%	(18)%

    Total Revenue.  Total revenue for the third quarter of fiscal year 2002 was $49.6 million, a decline of $0.4 million, or 1%, from $50.0 million in the third quarter of fiscal year 2001. Total revenue for the nine months ended October 31, 2001 was $150.5 million, a decline of 3%, or $4.4 million, from $154.9 million in the comparable prior year period. The decrease in total revenue on a quarter-to-quarter basis was driven by declines in services revenues, partially offset by increases in licenses and maintenance and other revenue. On a year-to-year basis, the decrease related to lower license and services revenue offset by increases in maintenance and other revenue.

    License revenue increased $0.4 million to $14.4 million for the third quarter of fiscal year 2002 from $14.1 million for the same period last year. For the nine months ended October 31, 2001, license revenue was $43.2 million, a $4.1 million decline from the same period last year. The year-to-year decline reflects the continued slowdown in corporate IT spending within our core customer base of manufacturers due to current economic conditions. Maintenance and other revenue increased $1.3 million for the current quarter to $25.7 million from $24.4 million for the quarter ended October 31, 2000. On a year-to-date basis in fiscal year 2002, maintenance and other revenue increased $5.7 million to $77.8 million from $72.1 million for the first nine months of fiscal year 2001. These increases are primarily attributable to the expansion of our installed base. Third quarter services revenue decreased $2.2 million when compared to the third quarter of last year and declined $5.9 million for the nine months ended October 31, 2001 when compared to the same period last year. The declines in services revenue are related to a reduction in large-scale service engagements due to current economic conditions.

    Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue decreased to 42% in the third quarter of fiscal year 2002 from 49% in the third quarter of fiscal year 2001 and on a year-to-date basis decreased to 43% in fiscal year 2002 from 49% in fiscal year 2001. These percentage decreases are due to a higher content of internally-developed product, which does not carry third party royalties, and to a lower proportion of services revenue, which carries a lesser gross margin than license and maintenance revenue.

    Sales and Marketing.  Sales and marketing expense decreased 5% to $14.9 million for the third quarter of fiscal year 2002 from $15.7 million in the comparable prior year period. On a year-to-date basis in fiscal year 2002, sales and marketing expense declined $5.1 million or 10% to $44.7 million compared to the first nine months of fiscal year 2001. The decline in spending was primarily due to cost reductions in line with our continued cost control measures.

    Research and Development.  Research and development expense was flat at $8.0 million for the third quarter of both fiscal years 2002 and 2001. During the nine months ended October 31, 2001, research and development expense decreased $3.0 million to $23.8 million from $26.8 million in the same prior year period. The year-to-year decline primarily relates to decreased expenses resulting from the fiscal year 2001 restructuring that focused resources toward our strategic product solutions.

    General and Administrative.  General and administrative expense remained relatively flat at $5.6 million and $5.3 million for the third quarter of fiscal year 2002 and 2001, respectively, and $17.1 million and $16.8 million for the nine months ended October 31, 2001 and 2000, respectively.

    Restructuring.  Restructuring charges of $(0.3) million and $5.1 million were recorded in the third quarter of fiscal year 2002 and 2001, respectively. During the third quarter of fiscal year 2002, we recorded an adjustment of $0.3 million to the fiscal year 2001 restructuring accrual that primarily related to employee termination costs that were lower than originally anticipated. The fiscal year 2001 restructuring related to facilities consolidations, including two office closures, employee termination costs and associated asset write-downs.

    Income Taxes.  We recorded income tax expense of $2.1 million and $5.0 million for the nine months ended October 31, 2001 and 2000, respectively. These amounts include taxes in jurisdictions that were profitable during these periods. We have not provided benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits. The prior year amount also includes a $3.2 million valuation allowance on U.S. deferred tax assets recorded in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. We had working capital of $17.6 million as of both October 31, 2001 and January 31, 2001. Cash and equivalents were $47.5 million and $36.5 million at October 31, 2001 and January 31, 2001, respectively.

    Accounts receivable, net of allowances, decreased to $50.0 million at October 31, 2001 from $80.5 million at January 31, 2001. Accounts receivable days sales outstanding decreased to 95 days as of October 31, 2001 compared to 99 days at January 31, 2001. The successful implementation of an automated collection system in the United States in fiscal year 2001 has led to the recent implementation of the system in the Europe and Asia Pacific regions. Net cash provided by operating activities was $17.3 million and $6.8 million for the nine months ended October 31, 2001 and 2000, respectively. The year-over-year change relates mainly to a smaller net loss and a decline in disbursements related to accrued expenses.

    Net cash used in investing activities was $4.4 million and $6.7 million for the nine months ended October 31, 2001 and 2000, respectively, and related primarily to the purchase of property and equipment. At October 31, 2001, we had no material commitments for capital expenditures.

    Net cash used in financing activities totaled $2.0 million and $1.5 million for the nine months ended October 31, 2001 and 2000, respectively, and was mainly comprised of net proceeds and repayments of borrowings and proceeds from the issuance of common stock.

    We maintain a five-year senior credit facility with Foothill Capital Corporation (The Facility). The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12 month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum consolidated net worth. At October 31 2001, we were not in compliance with the minimum EBITDA requirement. Subsequent to quarter-end, Foothill Capital Corporation provided a waiver and amended the financial covenants on a prospective basis which is consistent with our current expectations. The amendment provides that the term loan shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter commencing on January 31, 2002.

    We believe that the cash on hand, net cash provided by operating activities and the expected available borrowings under our credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

RECENT ACCOUNTING STANDARDS

    In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) were issued. SFAS 141, among other things, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with its provisions. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).

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

    In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) was issued. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. We are required to adopt the provisions of SFAS 143 for the quarter ending April 30, 2003. We do not anticipate that the adoption of SFAS 143 will have a material impact on our financial statements.

    In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) was issued. SFAS 144 supersedes both SFAS 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142.

    We are required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 2002. We do not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on our financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Foreign Exchange.  For the nine months ended October 31, 2001 and 2000, approximately 35% and 40%, respectively, of our revenue was denominated in foreign currencies. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

    Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. For the nine months ended October 31, 2001 and 2000, foreign currency transaction (gains) and losses totaled $0.6 million and $(1.4) million, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

    Not applicable

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5—OTHER INFORMATION

    Not applicable

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

  10.1
  First Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated December 13, 2001.

  b)
  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended October 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)

Date: December 14, 2001	By:	/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer (on behalf of the registrant)

	By:	/s/ VALERIE J. MILLER Valerie J. Miller Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

FORM 10-Q
QAD INC. INDEX
PART 1
  ITEM 1—FINANCIAL STATEMENTS
QAD INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
QAD INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
QAD INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
QAD INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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