Form 10-K
period 2002-01-31
QAD INC
filed 2002-04-30
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock in the Nasdaq National Market on April 15, 2002, was approximately $55,150,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes. The number of outstanding shares of the registrant's common stock as of the close of business on April 15, 2002, was 34,369,905.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on June 6, 2002.

QAD INC.
FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2003.

PART I

ITEM 1.    BUSINESS

ABOUT QAD

        Historically, QAD has been recognized as a leading provider of enterprise resource planning (ERP) software applications for manufacturers. With the advent of the Internet, we advanced our manufacturing solutions to include e-business capabilities. With the development of enabling technologies, our solutions have advanced even further to include features that enable collaborative commerce for manufacturers. Today's QAD solutions build on our core competency in multi-site manufacturing and distribution operations and help global manufacturers efficiently manage resources within and beyond the enterprise. QAD solutions empower manufacturers to collaborate with their customers, suppliers and partners to make and deliver the right product, at the right cost and at the right time.

        QAD has built a solid customer base of global Fortune 1000 manufacturers who are excellent prospects for QAD's next generation collaborative commerce solutions. With a proven track record of over 20 years of industry leadership, and more than 5,300 installations of our software around the world, QAD is ideally qualified to meet the business and technology requirements of global manufacturing enterprises worldwide. QAD focuses its efforts in select industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical industries. We develop our products with constant and direct input from leading global manufacturers within the vertical markets we serve.

        Global service and support are an important component of our solutions. QAD offers service and support capabilities that are truly global in scope, and we are one of a few select organizations with the capability to implement our solutions across the globe and support them in multiple languages and currencies. Our geographic management structure ensures that our global practices meet local requirements and that our services are delivered effectively within each region around the globe. We support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, anywhere in the world.

        QAD solutions include:

  •
  QAD MFG/PRO eB, our flagship ERP product.

  •
  QAD eQ, our private trading exchange (PTX) applications suite.

  •
  MFGx.net, our hosted exchange.

  •
  QAD Interoperability Solutions, a link from enterprise and legacy applications to QAD applications.

        For a further discussion of QAD solutions, please see "QAD SOLUTIONS" below in this Item 1.

        "QAD eQ" is a trademark, and "QAD" and "MFG/PRO" are registered trademarks of QAD Inc. "MFGx.net" and "Supply Visualization" are service marks of QAD Inc. This Annual Report on Form 10-K may contain trademarks, service marks and registered trademarks of companies other than QAD.

CUSTOMERS

        As of January 31, 2002, our software was licensed to more than 225,000 users at more than 5,300 sites in over 80 countries. No single customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and service billings over the last three fiscal years:

        Automotive

    Anritsu, Arvin Meritor, Delco Remy, Delphi, Eaton, Federal Mogul, GKN, Ford Motor Company, Geveke, Guide, Johnson Controls, LDM Technologies, Lear, Mascotech, Merkel Freudenberg, Schefenaker, Textron, Visteon, Webasto

        Consumer Products

    American Greetings, Avery Dennison, Avon Products, Colgate-Palmolive, Cussons, Fairchild, Firmenich, Friesland, Gillette, Royal Doulton, Spalding, Unilever

        Electronics

    Akzo Nobel, Celestica, De La Rue, Fairchild, Framatome Connectors International, General Electric, Jabil Circuit, Lucent Technologies, Marconi Communications, Matsushita, NEC Corporation, Philips, Rockwell International/Allen Bradley, Tyco International, Xerox

        Food and Beverage

    Bakkersland, Cargill, Coca-Cola, Goodman Fielder, HJ Heinz, Hormel Foods, Kraft Foods, Lion Breweries, Mars, National Foods, PepsiCo, Rich Products, Sara Lee, SunMaid Growers

        Industrial

    Advanced Elastomer Systems, Albany International, Amcor, Black & Decker, Caterpillar, Ingersoll-Rand, Koninklijke Econosto NV, Mitsui, RHI AG, Saint-Gobain, Schlumberger, Solvay, Smiths Group PLC, Thales SA, Uponor

        Medical

    Allegiance, C.R. Bard, Datex-Ohmeda, Invacare, Johnson & Johnson, Maxxim Medical, Medtronic, Rexall-Sundown, UCB Pharma

INDUSTRY BACKGROUND

        In recent years, businesses have been subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers, and shorten product development, manufacturing, and delivery cycles. Globalization has greatly increased the scope and complexity of multi-national manufacturing organizations while the Internet has had a profound effect on the way these companies conduct business.

        Using the Internet as the foundation for electronic communication, interaction and transaction, the first wave of e-business revolutionized traditional business processes and practices, increasing and accelerating the flow of information between employees, partners, suppliers and the marketplace as a whole.

        With the advancement of enabling technologies, organizations leveraged the Internet to create a new sales and marketing tool—e-commerce—where buying and selling over the Internet via Web storefronts and public e-market exchanges gained popularity.

        Today's manufacturing organizations are searching for ways to turn Web technology into a significant competitive advantage, where online collaboration across the enterprise, as well as with customers, suppliers and trading partners, is rapidly gaining acceptance as the key to achieving this goal. This new way of conducting business via electronic communication is called collaborative commerce.

        In the opinion of Gartner Inc., a leading industry analyst firm, "Enterprises of all sizes must cooperate more than ever to meet the demands of their customers. They need to collaborate with customers, suppliers and business partners to develop the right products, for the right markets, at the right time. Collaborative commerce (c-commerce) is a key enabler to make this happen."

        Companies need to rethink their business models and implement solutions that can keep pace with the increased rate of change. We believe that collaborative commerce will impact each segment of the enterprise software market including corporate, plant and distribution/operations-level, and supply chain. We also believe that those who adopt a new type of enterprise software—collaborative solutions—will realize enormous competitive advantages over those who do not.

        Gartner Inc. estimates, "By 2004, more than 75 percent of enterprises worldwide will leverage c-commerce technologies to engage customers and members of their value chain in enhancing more than 50 percent of their key product and service development and operation processes (0.7 probability)."

Today's Enterprise, Manufacturing and Supply Chain Software

        Traditional ERP software enables the integration and management of critical data within an enterprise and supports internal business processes such as sales order management, procurement, inventory management, manufacturing planning and control, service and support, project management, distribution and finance. QAD MFG/PRO eB software is an ERP application designed specifically to handle these internal business processes for manufacturing companies.

        Collaborative commerce solutions help manage and optimize the supply chain by enhancing the flow of information to and from customers, suppliers, digital marketplaces and other business partners outside the enterprise. These solutions rely largely on the Internet as a vehicle for achieving collaboration. MFG/PRO eB, QAD eQ and MFGx.net, QAD's hosted exchange, are collaborative solutions for manufacturers.

        Expanded definitions of the types of solutions in use today by manufacturing organizations follow:

        Collaborative Solutions.    Collaborative solutions provide companies with an information systems framework which works with an established ERP backbone and is integrated with other enterprise applications. Collaborative solutions enable manufacturers and distributors to integrate and extend their enterprise and corporate operations, interacting with customers and suppliers, engaging in e-business, collaborating, and expanding their markets through online communities. Collaborative solutions enable companies to deliver individualized customer service as easily as they once delivered mass customer service, thereby increasing their market opportunities. We believe that the complexities of today's enterprise operations require that collaborative commerce solutions be designed using open architecture, open messaging standards, and advanced Internet technologies, with the ability to deliver interoperability to multiple enterprise applications.

        Plant and Distribution/Operations-Level Solutions.    Plant and distribution/operations-level solutions are primarily focused on the specific needs of mid-range to large manufacturing plants and distribution sites at the operations level of global companies. We believe users of plant and distribution/operations-level solutions are looking for flexible, highly interoperable, full-featured, industry-specific solutions that can be implemented globally, rapidly and cost-effectively and that easily integrate with the company's overall business infrastructure.

        Supply Chain Management Solutions.    Supply chain management applications have expanded to include collaborative functions thereby turning the supply chain into what is termed today, a value chain. Traditional providers of supply chain optimization software typically offer decision support applications that rely on transaction systems such as ERP to hold transaction information. Supply chain planning and optimization applications will increasingly be used for facility location and layout decisions while collaborative solutions will process actual supply demand based on "what is" rather than "what if."

        Corporate Enterprise Solutions.    Corporate enterprise solutions are primarily focused on the consolidated information needs of Fortune 1000 companies such as corporate financial reporting, consolidations and human resources. These applications are generally characterized by their significant cost of ownership, broad scope and lack of flexibility, which limits their effectiveness in addressing the needs of manufacturing enterprises, individual plants or divisions. The rollout of these corporate enterprise solutions into the plant and distribution/operations-level of organizations has proven to be difficult, primarily due to the cost of ownership and the need for flexibility and control at the level of the individual plants.

THE QAD STRATEGY

        Our objective is to be the leading provider of collaborative commerce software solutions for manufacturing, and specifically, for multi-national, large and mid-range manufacturing and distribution companies within our targeted markets. Our strategy is to expand our leadership position at the plant and operations level by providing software applications that not only run internal processes, but also extend beyond the walls of the enterprise to manage collaborative relationships with customers, suppliers and other business partners.

        The key elements of our strategy for achieving our objective include the following:

  •
  Leverage Best-in-Class Enterprise Applications. As of January 31, 2002, QAD software was licensed at over 5,300 sites in more than 80 countries. This is a substantial customer base from which we can leverage future software product and service sales. We continue to migrate our current installed base of MFG/PRO software customers to our new Internet-based version, MFG/PRO eB, and hope to fuel an increasing trend to replace legacy ERP applications with MFG/PRO eB as well. Our installed base of satisfied customers are excellent prospects for our new collaborative commerce solutions and we plan to leverage our favorable reputation and proven track record to capitalize on this opportunity to build additional business for our QAD eQ private trading exchange application suite and our MFGx.net service offerings. Our plan is to further penetrate the market by gaining new customers within our target vertical markets for all of these solutions.

  •
  Become the Private Trading Exchange (PTX) Applications Leader. We believe that supply chain management within and outside of the enterprise represents one of the greatest opportunities for manufacturing companies to reduce costs and enhance trading partner relationships. As complex supply chains develop a greater need for collaboration, a new type of software application—the private trading exchange—will become an important component in every company's information architecture. Operating as an integrated, collaborative business-to-business (B2B) system, QAD eQ is a private trading exchange suite of applications that enables customers to lower supply chain costs, open new global markets and improve customer satisfaction through personalization of business commerce relationships. Our goal is to become the leader in delivering private trading exchange applications to global manufacturers in the markets we serve.

  •
  Leverage Global Network of Alliances. Strategic alliances with partners such as IBM, Deloitte & Touche, Atos Origin and others, expand our sales reach, improve our marketing impact, and strengthen our strategic position in the markets that we serve. We leverage the expertise of distribution, software, services, and technology partners to meet the diverse needs of our customers. We augment our direct sales organization with a global network of over 30 distributors and sales agents, as well as numerous service organizations that offer consulting and implementation services to expand our reach. We plan to leverage our network of distributors, sales agents and services alliances to further penetrate our vertical markets.

  •
  Maintain Technology Leadership. Our technology strategy is focused on delivering collaborative solutions based on open architecture and designed for compliance with Internet communication standards. We believe that business component, message-based interoperability will remain an important requirement for software applications as organizations seek to move toward a collaborative commerce business model. Interoperability enables companies to cost-effectively integrate applications across the enterprise, establishing a solid foundation for this new way of doing business. We are also committed to delivering collaborative solutions that utilize the most advanced technologies, such as Web-Services, Java and XML, to meet the demands of today's business environment.

THE VALUE OF QAD SOLUTIONS

        In the Internet-enabled economy, manufacturing and distribution companies are becoming more profit oriented and customer focused. New customer-driven business models require comprehensive end-to-end solutions that manage all areas of the enterprise including corporate, plant and distribution/operations-level, supply chain and collaborative commerce.

        QAD's approach provides companies with a collaborative business framework built on our established enterprise resource planning application suite, and integrated with other enterprise applications, to provide an end-to-end solution. Because of our open systems architecture, QAD solutions can interoperate with legacy systems and other leading applications. The result is a powerful, collaborative commerce solution suite that leverages a company's existing information technology (IT) investment, supports their evolving business model, and enables them to quickly adapt to new market opportunities.

        Investment in IT systems for manufacturing retracted last year following the global manufacturing sector decline. However, the manufacturing sector is beginning to show indications of growth again and, considering the trend toward collaborative commerce solutions, we believe that QAD solutions are well positioned to benefit from a recovery.

        QAD meets multi-national, large and mid-range manufacturing customer requirements for enterprise collaborative commerce solutions in our vertical markets by delivering:

        Expertise and Functionality for Key Vertical Markets.    Our industry expertise and strategy of developing industry-specific solutions provide our customers with a significant competitive advantage. QAD's focus on key vertical markets has enabled us to achieve leadership positions in the automotive, consumer products, electronics, food and beverage, industrial and medical industries. In order to stay at the forefront of the industries we serve, QAD partners with our customers through active industry development groups, which play a vital role in driving the next generation of enhancements.

        Low Total Cost of Ownership.    The advanced industry-specific features and functionality of QAD solutions mean customers in the industries we serve can have feature-rich solutions for significantly less cost than larger, more complicated ERP solutions, which often require extensive, costly customization to achieve the type of industry-specific functionality available "out-of-the-box" with QAD solutions. QAD solutions implement quickly and are easy to use, resulting in training times and support costs that are less than with other ERP solutions.

        Quick Time-to-Benefit.    Our proven implementation methodology, together with our expertise in key vertical markets and impressive track record of rapid installations, provides a quick time-to-benefit for our customers compared to our larger competitors whose software often takes longer and is much more complex to implement for manufacturing customers.

        Global Functionality for Multi-national, Large and Mid-range Companies.    Our reputation for best-in-class manufacturing applications is supported by a proven track record of successful deployments worldwide. Our solutions are available in as many as 26 languages and incorporate global tax management and multi-currency capabilities tailored to local financial practices and requirements in many of our major markets.

        Increased Velocity and Efficiency of the Supply Chain.    QAD's collaborative commerce solutions streamline business processes and enable diverse and sophisticated interactions between partners, suppliers and customers. By enabling global manufacturers to efficiently manage resources within and beyond the enterprise, QAD solutions can improve customer delivery performance and reduce purchasing and inventory costs.

        Adaptable, High-Performance Computing.    QAD solutions have the flexibility and scalability that multi-national, large and mid-range companies need to quickly and successfully adapt to growth, organizational change, technological advances, market shifts and other challenges. QAD solutions have a reputation for delivering robust performance that will continue as their needs and businesses change and adapt.

        Open Integration Architecture.    Our open systems architecture incorporates Open Applications Group Integration Specification (OAGIS) standards and advanced Internet technologies such as Web-Services, Java and XML in order to deliver truly open, interoperable end-to-end enterprise and supply chain solutions. The ability of our solutions to interoperate with other enterprise applications enables our customers to leverage their existing IT investments and move to collaborative commerce quickly.

        Single Point-of-Contact for Customers, Partners and Suppliers.    QAD's collaborative commerce solutions provide a single point-of-contact for customer, partner, and supplier interactions across multiple sales channels such as Web storefronts, public e-market exchanges and private trading exchanges. For example, each customer profile and the personalization of information unique to that customer can be managed in a single location and used to power all customer interactions globally. The same is true for supplier and partner communications. By presenting a single point-of-contact for all trading partner interactions, QAD solutions help unify diverse global operations and process orders intelligently from anywhere to anywhere in the world.

        Global Service and Support.    Global service and support are an important component of our solutions. QAD offers service and support capabilities that are truly global in scope, and we are one of a few select organizations with the capability to implement our solutions across the globe and support those solutions in multiple languages and currencies. Our organization is staffed with more than 500 support and services professionals whose focus is on bringing world-class, value-added services to our customers. Our geographic management structure ensures that our global organization meets local requirements and that our services are delivered effectively within each region around the globe. Working in concert with a network of QAD service alliance partners, QAD Global Services ensures that our customers receive the right combination of services for their system from pre-installation, to implementation, to ongoing service and support.

        QAD Global Services utilizes a proven implementation methodology and has earned a reputation for on-time implementations and rapid time-to-benefit for our solutions. We support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, anywhere in the world. In addition, we offer an extensive menu of training for our customers available either online or via one of our many global training centers.

QAD SOLUTIONS

        We target our solutions to address the needs of multi-national, large and mid-range manufacturing and distribution companies within the automotive, consumer products, electronics, food and beverage, industrial and medical industries. Our primary product lines are as follows:

  •
  QAD MFG/PRO eB, an enterprise application suite offering a Web-enabled ERP foundation for manufacturers that helps increase inventory turns, improve productivity and profitability, as well as offering a total cost of ownership that is one of the lowest in the industry.

  •
  QAD eQ, a private trading exchange (PTX) suite of Sell-Side, Buy-Side, and Replenishment order management applications built on a Commerce Management Foundation. QAD eQ extends the usefulness of existing information systems enabling collaboration with customers, suppliers, partners and digital marketplaces to deliver competitive advantages.
  •
  MFGx.net, a hosted exchange, through which we deliver Internet-based solutions to our customers and the manufacturing community. MFGx.net includes QAD Supply Visualization, a Web-Service, which provides real-time inventory visibility to authorized suppliers via the Internet.
  •
  QAD Interoperability Solutions, which provide effective interoperability across the enterprise, linking financials, human resources, customer relationship management (CRM), and other enterprise and legacy applications seamlessly to QAD applications. QAD Interoperability Solutions include the QAD/Connects A2A suite of connectivity adapters and tools, and QAD EDI ECommerce.

MFG/PRO eB: The QAD Enterprise Application

        Our flagship product, MFG/PRO eB, is a best-in-class manufacturing solution designed for the demands of today's business environment. A foundation for collaborative commerce, MFG/PRO eB software includes an integrated set of manufacturing, distribution, financial and customer service applications designed to address the needs of customers in our targeted vertical markets.

        MFG/PRO eB consists of a core ERP application and a number of key extensions. The core ERP application consists of three areas of functionality—manufacturing, distribution and financials—while the extensions provide additional business functionality.

        QAD's deep industry experience has allowed it to develop MFG/PRO eB with unique, industry-specific features. Additional industry-specific functionality is developed in conjunction with our customers through our Industry Development Groups. MFG/PRO eB software supports multiple currencies and global tax management and is tailored to financial practices and requirements in many of our major geographic markets. Because of our open systems approach, MFG/PRO eB is able to interoperate with legacy systems and other leading enterprise applications to give companies best-in-class functionality.

        MFG/PRO eB software supports single or multiple sites, as well as multiple production and operational processes. These capabilities enable manufacturers to manage multiple hybrid production methods within a single organization or production site and provide the flexibility to adapt to additional sites and processes as an organization's business evolves. Accessible through a Web browser, MFG/PRO eB includes an easily deployable Java platform interface that minimizes internal system traffic and provides low-cost system access for end users.

        MFG/PRO eB delivers value to our manufacturing customers by helping to increase inventory turns and improve the productivity of manufacturing enterprise operations.

QAD eQ: The QAD Private Trading Exchange Application

        As supply chains emerge as agile competitors in the global marketplace, manufacturers are moving towards collaborative commerce by applying technology and new business processes in order to optimize their operations and make huge gains in operational efficiencies. We believe that manufacturers focused on collaborating with their distribution channels, downstream partners, suppliers, engineering associates, and all the other members of their extended supply chain, will reap major benefits.

        QAD eQ enables collaborative commerce, which promises to deliver significant increases in corporate innovation, productivity and profitability. QAD eQ is a private trading exchange (PTX) suite of Sell-Side, Buy-Side and Replenishment order management applications built on a Commerce Management Foundation (CMF) that essentially transforms a company's existing ERP system(s) into a unified collaborative commerce solution. We believe that our PTX application suite, QAD eQ, uniquely positions QAD to benefit from growing demand for this type of sophisticated software. QAD eQ is designed to help manufacturers increase sales, lower costs, open new global markets, personalize trading relationships and improve customer satisfaction via its collaborative commerce capabilities.

        QAD eQ is a private trading exchange, which connects the manufacturing organization to customers and suppliers, enabling the enterprise to achieve higher profit margins, lower operating costs and improve customer service through collaborative commerce.

The QAD eQ private trading exchange application suite consists of four distinct modules:

        QAD eQ Commerce Management Foundation

  The QAD eQ Commerce Management Foundation (CMF) module is a framework which defines a company's community trading partners. Using QAD eQ Commerce Management Foundation, a company captures information from its entire supply chain, encompassing the roles, policies and processes that define the company's personality and it uses this information to process and manage transactions intelligently throughout the enterprise.

        QAD eQ Sell-Side

  QAD eQ Sell-Side is a full-featured order management system for collaborative commerce, which provides multiple ways to capture an order and process that order all the way through to back-office systems. It is designed to help manufacturers extend their global reach by facilitating the sale of products and services via the Internet and other electronic channels. QAD eQ Sell-Side provides a single point-of-contact for customer interactions across multiple sales channels—Web storefronts, public e-market exchanges, private trading exchanges and EDI connections. Each customer profile and personalization of information unique to that customer can be managed in a single location and used to power all customer interactions globally. By automating the order process, QAD eQ Sell-Side enables companies to reduce errors, lower transaction costs, and improve productivity. QAD eQ Sell-Side can increase revenue by expanding a company's market reach through access to new sales channels and can improve customer satisfaction by enabling customer self-service via the Internet.

        QAD eQ Buy-Side

  QAD eQ Buy-Side is an advanced purchase order management system designed to increase procurement process efficiencies and reduce the direct and indirect material costs of large, multi-national companies through centralized procurement functions while allowing for autonomy and flexibility for local purchasing. It helps manage the entire life cycle of a purchase from initial request through receipt and payment. Automating the purchasing process improves productivity while also accelerating information throughout the supply chain. QAD eQ Buy-Side also provides an on-ramp to e-market exchanges, providing manufacturers with many more sources from which they may competitively source and procure materials and supplies.

        QAD eQ Replenishment

  QAD eQ Replenishment enables manufacturers to apply lean manufacturing concepts to their supply chains to make them more efficient with the potential of huge cost savings. We call this the lean manufacturing supply chain. QAD eQ enables a lean manufacturing supply chain with its automated "pull" inventory capability, which provides automatic, unattended replenishment based on point-of-use or point-of-sale information. QAD eQ Replenishment can significantly help reduce supply chain costs and replenishment times by applying vendor-managed inventory and kanban processes while at the same time increasing service levels.

QAD eQ in Summary

We believe that QAD eQ is unique in the industry due to the following capabilities:

  •
  QAD eQ is able to function as a private enterprise exchange—a pivotal component for today's collaborative commerce requirements

  •
  QAD eQ Commerce Management Foundation module provides the "many-to-many" relationship management that is essential for management of complex business relationships and transactions

  •
  QAD eQ provides for consistent image and transaction processing to customers and suppliers through its Sell-Side and Buy-Side modules

  •
  QAD eQ is able to significantly reduce supply chain costs via its automated replenishment capabilities

  •
  QAD eQ is able to function as an on-ramp to e-market exchanges

  •
  QAD eQ is able to integrate easily with other disparate enterprise applications

        These capabilities give manufacturers the ability to take an order—unattended, at a single place, using one of many electronic conduits (such as Web storefront, EDI, e-market exchanges)—and deliver that order intelligently to suppliers inside and outside of the enterprise by coordinating Sell-Side, Buy-Side, and Replenishment operations simultaneously. The application platform enables manufacturers to implement and monitor their trading interface with both suppliers and customers via the Internet to achieve dramatic reductions of supply chain costs, improved delivery time, and greater customer satisfaction.

        A strength of QAD eQ is its ability for real-time integration with other enterprise systems, unifying multiple disparate company systems into a single, unified solution. QAD eQ interoperates with other enterprise systems through an open message-based architecture and is engineered with IBM's proven WebSphere development environment and business components framework to meet the security requirements needed for the processing of Internet transactions. Integrating back-office systems with the extended enterprise, QAD eQ offers greater operational efficiencies for manufacturers via its four distinct modules.

        All modules of the QAD eQ application suite have been released for general availability. Most recently, QAD eQ Replenishment was made available in the QAD eQ v3.5 release announced for general availability in January 2002.

MFGx.net: The QAD Hosted Exchange

        QAD has developed an Internet portal through which it can deliver valuable information to the manufacturing community as well as a number of service-based solutions to customers. This portal is called MFGx.net. Through MFGx.net, we anticipate that we can meet a substantial number of our manufacturing customers' collaborative commerce needs.

        Our vision is for MFGx.net to provide a collaborative environment within the manufacturing community where trading partners can share information and can work together to achieve overall competitiveness. We plan for MFGx.net to provide a growing number of hosted, Web-based services for manufacturers.

        MFGx.net's initial offering is QAD Supply Visualization, a service which provides real-time inventory visibility to authorized suppliers via the Internet. QAD Supply Visualization was first offered in early fiscal year 2002 and has since gained a significant number of trial customers and momentum in the marketplace.

        In addition to the already available QAD Supply Visualization service, we are planning additional services via MFGx.net, including QAD Alerts which will notify manufacturers of conditions such as low inventory, late shipments, design changes and new products; and QAD Product Visualization which will offer manufacturers product life-cycle management capabilities.

MFGx.net Service Offering: QAD Supply Visualization

        A significant number of manufacturers, especially in the automotive and electronics industries, use items that are provided under contract by a single supplier. In those cases, the manufacturer requires the supplier to restock the item on an as-needed basis when the inventory of the item falls below a certain threshold. This is referred to as vendor-managed inventory.

        Collaborative commerce solutions from QAD provide a unique capability to help in this type of relationship in that the supplier can track the usage of the item and the inventory level via the Internet, and then synchronize its production and delivery with the needs of the manufacturer. We deliver this collaborative capability via our MFGx.net hosted exchange offering called QAD Supply Visualization, which works by displaying a manufacturer's usage and inventory information, in real-time, to its supplier over the Internet.

        QAD Supply Visualization improves our manufacturing customers' communications with their suppliers, offering the opportunity to reduce operating and inventory costs, reduce expediting charges, minimize production line shutdowns due to stock outs, improve fulfillment times and increase inventory accuracy. QAD Supply Visualization is also easy to implement, easy to use, and is able to deliver a rapid return on investment (ROI).

        QAD Supply Visualization is offered as a hosted solution on a monthly fee basis resulting in minimal upfront costs, including low implementation costs for the customer.

        During fiscal year 2002, QAD went from having a small number of QAD Supply Visualization beta customers to having a significant number of customers and their trading partners who are evaluating or using the service.

QAD Interoperability Solutions

        In today's fast paced collaborative commerce environment, businesses rely on optimal operations that enable fast response to customer needs. As a result, many companies deploy best-in-class applications in critical areas of their business. The challenge is getting disparate applications to work together seamlessly. QAD has developed a number of interoperability solutions, which are the keys to successful integration of all QAD solutions within and across multi-site manufacturing enterprises.

        QAD Interoperability Solutions provide effective interoperability across the enterprise linking other applications, such as financials, human resources, customer relationship management (CRM), and legacy applications, seamlessly to QAD applications. In addition to linking within the enterprise, QAD Interoperability Solutions can link between enterprises for electronic data interchange (EDI).

        QAD's Interoperability Solutions include QAD/Connects A2A, a complete suite of connectivity adapters and tools, and QAD EDI ECommerce, an application for EDI transactions.

        QAD/Connects A2A

  Our framework of integration adapters, messaging system and supporting services is entitled QAD/Connects A2A (Applications to Applications). This integration solution framework is very effective in delivering successful integration solutions linking QAD applications to other enterprise solutions such as financials, human resources, CRM and other ERP or legacy systems.

  QAD/Connects A2A provides industry standard interoperability between QAD applications and a variety of other industry applications, reducing or eliminating the need for hard-coded interfaces, providing flexibility and adaptability to change, minimizing ongoing maintenance costs, and maximizing overall applications productivity.

  QAD/Connects A2A, in conjunction with integration services provided by QAD Global Services, can provide end-to-end connectivity across multi-national global enterprises.

  Included in the QAD/Connects A2A interoperability solution suite are:

    Q/LinQ Messaging System

    Q/LinQ provides a robust and flexible messaging system for information exchange between QAD and other ERP/legacy applications, delivering effective message and error handling, registry functions, publishing, processing, mapping and communications.

    Standardized MFG/PRO Gateways and API's

    Standardized MFG/PRO Gateways include a range of standard business models and supporting application program interfaces (API's) for all major application areas—Accounts Receivable, Accounts Payable, Sales Orders, Inventory and General Ledger.

  QAD EDI ECommerce

  Another QAD Interoperability Solution offering, QAD EDI ECommerce, provides a streamlined method of managing EDI communication between MFG/PRO and trading partners. It is a globally deployable product that imports and exports EDI sales and distribution data between MFG/PRO and third party electronic commerce subsystems.

CUSTOMER SERVICE AND SUPPORT

        QAD offers service and support capabilities that are truly global in scope, and we are one of a few select organizations with the capability to implement our solutions across the globe and support those solutions in multiple languages and currencies. Our organization is staffed with more than 500 support and service professionals whose focus is on bringing world-class, value-added services to our customers. Our geographic management structure ensures that our global organization meets local requirements and that our services are delivered effectively within each region around the globe.

        QAD Global Services utilizes a proven implementation methodology and has earned a reputation for on-time implementations and rapid time-to-benefit for our solutions. We support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, anywhere in the world. In addition, we offer an extensive menu of training for our customers available either online or via one of our many global training centers.

        To broaden our customer service and support offerings, we have entered into strategic partnerships with IBM, Deloitte & Touche, Atos Origin, and other select organizations. Through these partnerships, we provide additional business process and program management consulting services. These strategic partners are closely aligned to our organization and participate in the selling process.

        Our Global Services organization offers the following services to our customers:

  •
  Technical Services. Our technical services organization addresses critical areas in the life cycle of our customers' product implementation from the pre-installation audit that helps ensure a correct fit, to installation services that quickly get our customers' systems operational. The technical services group also provides conversion services that help customers smoothly migrate to the latest software release, integration services that address customers' complex integration needs and performance optimization services that help maximize system productivity and efficiency.

  •
  Implementation Services. Our implementation services organization utilizes Q-Advantage, our proven implementation framework, to ensure rapid implementation, consistency in delivery and maximum use of resources. Our implementation services team empowers customers through efficient knowledge transfer from our in-depth product knowledge and our business process and vertical market expertise.

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

    Our Support Services offerings generate maintenance revenue from our installed base of more than 5,300 sites approximating 50% of QAD's annual revenue over the past two fiscal years.

  •
  Learning Services. We offer comprehensive education and training services to our customers, end-users and service providers. Fully equipped training centers around the globe feature experienced and certified instructors along with a broad and substantial curriculum. Learning services is currently working to enhance its educational offerings via a growing computer-based training curriculum.

QAD PRODUCT ALLIANCES

        We have a number of ongoing business alliances that extend the functionality of our software through the addition of integrated best-in-class applications. We have also entered into select joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software to deliver more complete solutions for our targeted vertical markets. Our alliances include IBM, Progress Software Corporation and others.

TECHNOLOGY

QAD MFG/PRO eB Technology

        MFG/PRO was first introduced in 1986. We have subsequently released a number of product versions and enhancements. Our most recent version, MFG/PRO eB, has been developed with a commercially available toolset marketed by Progress Software Corporation, that works with relational databases provided by Oracle Corporation and Progress. MFG/PRO eB software operates under UNIX, Linux and Windows NT operating systems and takes advantage of advances in Progress software that open up this fourth-generation language to access by Sun Microsystems' Java language. MFG/PRO eB also features an Internet-enabled Java user interface called QAD eB Desktop.

QAD eQ Technology

        The business components of QAD eQ are built in Java, taking advantage of advanced techniques in object-oriented software design. QAD eQ is based on IBM's WebSphere development environment and Business Components framework. The solution's thin-client architecture requires only a standard Web browser to display user information. Components of QAD eQ architecture consist of Java, JSPs, DHTML, HTML, Java Scripts, Java Servlets and XML. QAD eQ leverages a Web server and Apache-Tomcat combination that has features and functionality required for the demands of secure, scalable collaborative commerce. QAD eQ is designed to run on a variety of hardware platforms, such as IBM pSeries, HP-UX Solaris, NT, MS2000 and IBM iSeries. It is designed to support major databases such as Oracle and DB2.

MFGx.net and QAD Supply Visualization Technology

        Our current MFGx.net offering, QAD Supply Visualization, is a thin-client product offered over the Internet requiring only a standard Web browser for customers and suppliers to share inventory and order information. Components of QAD Supply Visualization are built using Java, JSPs, DHTML, HTML and Java Servlets on the server side. Data is transported in XML format using standard HTTP protocol. The offering is hosted on the Linux operating system. These technologies allow us to leverage our legacy enterprise products while using the most advanced tools to provide our customers with true supply chain visibility.

RESEARCH AND DEVELOPMENT

        Our principal research and development staff is focused on continuing updates and enhancements to our MFG/PRO eB software, including the continual migration of MFG/PRO eB to components, and advancements to our HTML user interface. We believe that the Internet capability of our products will be important to the future success of our ERP and supply chain solutions. Accordingly, we have developed and will continue to develop Internet-enabled versions of our products through in-house and third-party development.

        We maintain three separate technology development organizations, MFG/PRO eB, QAD eQ, and MFGx.net, each specifically focused on developing its portion of QAD's end-to-end manufacturing solutions.

        As of January 31, 2002, approximately 200 research and development personnel were involved in the development of MFG/PRO eB, QAD eQ, and our hosted exchange, MFGx.net. Our research and development expenses totaled $31.7 million, $34.5 million and $34.1 million in fiscal years 2002, 2001 and 2000, respectively.

SALES AND MARKETING

        QAD sells and supports its products and services through direct and indirect sales channels and service organizations located throughout the world.

        Our direct sales organization is composed of approximately 200 staff members. We continue to strengthen our sales force and our sales regions in order to improve our ability to deliver localized industry-specific solutions throughout the world. Within each territory, a focus on our vertical industries is maintained through marketing, local product development and sales training.

        Our indirect sales channel consists of over 30 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. In addition, we leverage our relationships with implementation service providers, hardware vendors and other third parties to identify sales opportunities on a global basis.

        Our marketing strategy includes developing demand for our products by increasing awareness of QAD and our software. We participate in major industry tradeshows, sponsor regional and worldwide user conferences, support regional alliance conferences and advertise in leading business industry publications. We utilize marketing automation tools to support our field sales organization and provide e-marketing capabilities. We continue to improve our Web site to consistently communicate our solutions' capabilities and their value propositions.

COMPETITION

        The enterprise software applications market is highly competitive, is rapidly changing and is affected by new product introductions and other market activities, including consolidations among industry participants and the entry of new participants.

        In the market for corporate enterprise and plant and distribution/operations-level enterprise applications, MFG/PRO eB currently competes with:

  •
  Vendors, such as IFS, Intentia, and JD Edwards that market software focused on the specific needs of manufacturing plants and distribution sites of multi-national manufacturing companies

  •
  Larger corporate enterprise solutions providers, such as Oracle, Peoplesoft, SAP and other business application software vendors

  •
  Internal development efforts by corporate information technology departments

        In the supply chain management market, we compete primarily with companies such as i2 Technologies, Manugistics and SAP, that have developed or are attempting to develop supply chain management software that complements ERP solutions.

        In the collaborative commerce segment, various vendors from different backgrounds are currently competing for market presence and prominence. Segment borders move very rapidly and vendors are aggressively acquiring supporting applications to broaden their overall collaborative offerings. Vendors are moving into the collaborative commerce space from a number of backgrounds including the following:

  •
  Traditional ERP vendors expanding their offerings into e-business

  •
  Traditional supply chain optimization vendors, such as i2 Technologies

  •
  Start-up companies in any of the following categories: electronic storefronts, online procurement, auctions/reverse auctions and business intelligence

  •
  Public trading exchange providers such as Ariba and Commerce One

  •
  Public trading exchanges and industry consortia trading exchanges

        Because of their various backgrounds and the relative immaturity of the market, each of these categories of vendors is challenged to deliver an end-to-end solution for collaborative commerce.

        As the collaborative commerce solutions market continues to develop, companies with significantly greater resources could attempt to increase their presence in these markets by acquiring or forming strategic alliances with our competitors or with our current or potential partners. The dynamic nature of the emerging market space leads us to believe that numerous smaller, but well-capitalized vendors may emerge as strong competitors.

        Increased competition in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. Many of our present or future competitors may have significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. As a result, they may be able to devote greater resources to the development, promotion and sale of their products. Although we believe we offer, and will continue to offer, products that are competitive, we can make no assurance that we will be able to compete successfully with existing or new competitors or that competition will not adversely affect us.

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

        To facilitate our customers ability to customize, we generally license our MFG/PRO software to end-users in both object code (machine-readable) and source code (human-readable) format. While this practice facilitates customization, making software available in source code also makes it easier for third-parties to copy or modify our software for impermissable purposes. Distributors or other persons may independently develop a modified version of our software. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties. We have no patents, but have one pending patent application.

        We believe that the measures we take to protect our proprietary technology and other intellectual property afford only limited protection. Despite our efforts, it may be possible for third-parties to copy portions of our products, to reverse engineer or to obtain and use information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized copying or use, which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours.

        We may be faced with or need to bring infringement claims to protect our rights. We have been in the past, and may be in the future, subject to claims of intellectual property infringement and may increasingly be subject to these types of claims as the number of products and competitors in our targeted vertical markets grows and the functionality of products in other industry segments overlaps. Although we do not believe that any of our products infringe upon the proprietary rights of third-parties, there can be no assurance that third-parties will not claim infringement by us with respect to current or future products. In addition, we periodically acquire intellectual property from third-parties. In some instances, this intellectual property is prepared on a work-for-hire or similar basis, and in other instances, we license the intellectual property. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have an adverse effect upon us. We may also initiate claims or litigation against third-parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.

        Our intellectual property rights may be significantly affected by third-party relationships and actions. We have in the past, and may in the future, resell certain software which we license from third-parties. In addition, we have in the past, and may in the future, jointly developed software in which we will have co-ownership or cross-licensing rights. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that provide us with the third-party software we require, provide adequate functionality in our products on terms that adequately protect QAD's proprietary rights, or are commercially favorable to us. The loss of or inability to maintain or obtain any of these software licenses, including a loss as a result of a third-party infringement claim, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed or developed and integrated.

        We may be exposed to product liability claims.    While our license agreements with our customers typically contain provisions designed to limit our exposure to potential material product liability claims, it is possible that the limitation of liability provisions may not be effective under the laws of some jurisdictions. Although we have not experienced any product liability claims to date, we may be subject to claims in the future. We have an errors and omissions insurance policy. However, this insurance may not continue to be available to us on commercially reasonable terms, or at all. A successful product liability or errors or omissions claim brought against us could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have an adverse effect on us.

EMPLOYEES

        As of January 31, 2002, we had approximately 1,300 full-time employees of which approximately 200 were in research and development, 500 were in support and services, 350 were in sales and marketing and 250 were in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and France based subsidiaries are represented by statutory Works Councils as required under the local laws. Employees of our Brazil based subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

BUSINESS SUMMARY

        We believe that QAD is well positioned to continue its success in the enterprise solutions space and leverage that success to become a market leader in the new emerging field of collaborative commerce solutions for our multi-national, large and mid-range manufacturing customers.

        We regard the combination of our applications MFG/PRO eB and QAD eQ, our QAD Interoperability Solutions, our MFGx.net service offerings, as well as our extensive global support and implementation capabilities, as a uniquely positioned end-to-end, collaborative commerce solution that provides manufacturers with significant competitive advantages, synchronized processes across the enterprise, increased supply chain efficiency, and the ability to open new markets via collaborative commerce.

        We believe our collaborative commerce solutions are well positioned to succeed in the collaborative commerce segment for the following reasons:

  •
  QAD has developed and delivered an integrated application suite, MFG/PRO eB, QAD eQ and MFGx.net based on proven technology and deep manufacturing experience.

  •
  QAD solutions can help manufacturers realize new efficiencies and achieve significant performance improvements in virtually every area of the manufacturing enterprise.

  •
  QAD industry-specific solutions provide our customers with significant competitive advantage and impressive ROI.

  •
  QAD solutions implement quickly and have a low total cost of ownership compared to other solutions.

  •
  QAD solutions, service, and support are truly global in nature and are available in as many as 26 languages, incorporating global tax management and multi-currency capabilities tailored to local financial practices.

  •
  QAD solutions' open architecture allows customers to integrate with other ERP or legacy systems, protecting and extending their existing IT investments.

  •
  QAD has a passion for manufacturing excellence and for helping our customers achieve competitive advantages.

        QAD's existing customer base of more than 5,300 sites, our Global Service and Support operations, our internal and extended sales operations, our marketing organization and our strategic partnerships with select partners provide significant resources with which to build our position in the market place.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2002.

Name	Age	Position(s)
Pamela M. Lopker	47	Chairman of the Board and President
Karl F. Lopker	50	Chief Executive Officer
Kathleen M. Fisher	47	Executive Vice President and Chief Financial Officer
Vincent P. Niedzielski	48	Executive Vice President, Research and Development
Murray W. Ray	54	Executive Vice President, Global Services and Human Resources
Roland B. Desilets	40	Executive Vice President, General Counsel and Secretary
Valerie J. Miller	38	Vice President, Corporate Controller

        Pamela M. Lopker founded QAD in 1979 and has been our Chairman of the Board and President since incorporation in 1981. Prior to founding QAD, Ms. Lopker served as Senior Systems Analyst for Comtek Research from 1977 to 1979. Ms. Lopker is certified in Production and Inventory Management by the American Production and Inventory Control Society.

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

        Kathleen M. Fisher is Executive Vice President and Chief Financial Officer (CFO). She joined QAD in March 2000. Prior to joining QAD, Ms. Fisher served as the financial executive of Adept Technology, an automation software and hardware manufacturer, in San Jose, California. She has also served as CFO for Borland Corporation, formerly Inprise Corporation, and Softbank Content, Inc. Ms. Fisher received a Bachelor of Science degree in Business Administration from the University of Redlands and a Master of Business Administration degree from the University of Southern California in Los Angeles.

        Vincent P. Niedzielski is Executive Vice President, Research and Development. He joined QAD in April 1996. Prior to joining QAD, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation from 1984 to 1996. Mr. Niedzielski holds a Bachelor of Science degree in Mathematics and Computer Science from the University of Scranton.

        Murray W. Ray is Executive Vice President, Global Services and Human Resources. Mr. Ray joined QAD in August 1996 and was appointed Vice President of Global Services and Human Resources in October 1998 and February 2001, respectively. Prior to joining QAD, he served 11 years at Compaq Computer Corporation, formerly Digital, as Industrial Marketing Manager and then Director of Professional Services. He also served as Director of Professional Services at AT&T. Mr. Ray earned a Bachelor of Science Degree in Mathematics and Statistics from the University of Western Australia and he has graduated from the advanced management programs at the Australian Management College and the University of Hawaii.

        Roland B. Desilets is Executive Vice President, General Counsel and Secretary. He rejoined QAD in April 2001, after spending one year as Vice President and General Counsel of Atlas Commerce, Inc., a Safeguard Scientifics company. Prior to this, he served as Corporate General Counsel and Regional General Counsel at QAD since 1998 and 1993, respectively. Before joining QAD in 1993, Mr. Desilets served as intellectual property counsel for Unisys Corporation. He holds a Juris Doctor degree from Widener University School of Law, a Master of Science degree in Computer Science from Villanova University, and a Bachelor of Science degree in Physics from Ursinus College.

        Valerie J. Miller is Vice President, Corporate Controller. She joined QAD as Assistant Corporate Controller in May 1999 and was appointed Vice President, Corporate Controller and Chief Accounting Officer in June 2001. Prior to joining QAD, Ms. Miller served eight years with Allergan, a specialty pharmaceutical company, in various financial positions. She began her career at the public accounting firm of Ernst & Young. Ms. Miller is a Certified Public Accountant and received her Bachelor of Arts degree in Business Economics/Accounting from the University of California at Santa Barbara.

SEGMENT REPORTING

        Segment financial information for fiscal years 2002, 2001 and 2000 is presented in footnote 9 of our financial statements included in Item 14 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

        QAD is headquartered in Carpinteria, California, in approximately 91,000 square feet of leased space in three facilities with lease commitments ranging from 2004 to 2011. QAD owns 28 acres with approximately 54,000 square feet of existing office space in Summerland, California, a neighboring community. This property carries an entitlement for the construction of a company headquarters. QAD is currently taking steps to preserve these entitlements and investigating the possibility of further construction. In addition, QAD owns a 34-acre parcel in Carpinteria, California, and there are no immediate plans to develop this property.

        The company has over 30 additional offices located across our four geographic regions with an aggregate square footage of approximately 250,000 square feet and lease commitments ranging from 2002 until 2019. This includes major offices located in the United States, the Netherlands, Australia, the United Kingdom, Mexico, Poland, Thailand, China, France and Japan.

        Although we may seek new or expanded facilities in the future, we expect that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        QAD common stock has been traded on the Nasdaq National Market since our initial public offering in August 1997 (under the symbol QADI). According to records of our transfer agent, we had approximately 400 stockholders of record as of April 15, 2002. The following table sets forth the high and low closing prices for QAD's common stock as reported by Nasdaq in each quarter of the last two fiscal years.

	Low Price	High Price
Fiscal year 2002:
Fourth quarter	$2.16	$3.45
Third quarter	1.62	3.50
Second quarter	2.51	3.99
First quarter	2.06	3.88
Fiscal year 2001:
Fourth quarter	$1.19	$3.06
Third quarter	2.16	3.63
Second quarter	3.06	7.00
First quarter	5.25	14.88

        Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and we do not anticipate declaring dividends on our common stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended January 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Total revenue	$204,009	$214,075	$239,262	$193,344	$170,770
Operating income (loss)	(832)	(19,011)	(9,780)	(34,806)	14,695
Net income (loss)	(5,313)	(25,406)	(16,336)	(35,921)	9,856
Basic and diluted net income (loss) per share	(0.16)	(0.76)	(0.54)	(1.22)	0.38
BALANCE SHEET DATA:
Total assets	158,009	181,462	214,371	200,055	190,506
Long-term debt	15,345	19,460	21,890	6,526	39

        We have made eight acquisitions since the third quarter of fiscal year 1999. Results of operations of the acquired entities have been included in the financial statements since the respective dates of acquisition. Acquisitions are described in greater detail in footnote 2 of our financial statements included in Item 14 of this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 14 of this Annual Report on Form 10-K.

OVERVIEW

        Founded in 1979, QAD has been recognized as a leading provider of enterprise resource planning (ERP) software applications for manufacturers. With the advent of the Internet, we advanced our manufacturing solutions to include e-business capabilities. With the development of enabling technologies, our solutions have advanced even further to include collaborative commerce for manufacturers. Today's QAD solutions build on our core competency in multi-site manufacturing and distribution operations and help global manufacturers efficiently manage resources within and beyond the enterprise. QAD solutions empower manufacturers to collaborate with their customers, suppliers and partners to make and deliver the right product, at the right costs and at the right time.

        QAD has built a solid customer base of global Fortune 1000 manufacturers who are excellent prospects for QAD's next generation collaborative commerce solutions. With a proven track record of over 20 years of industry leadership, and more than 5,300 installations of our software around the world, QAD is ideally qualified to meet the business and technology requirements of global manufacturing enterprises worldwide. QAD focuses its efforts in select industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical industries. We develop our products with constant and direct input from leading global manufacturers within the vertical markets we serve.

        Global service and support is an important component of our solutions. QAD Global Services utilizes a proven implementation methodology and has earned a reputation for on-time implementations and rapid time-to-benefit for our solutions.

CRITICAL ACCOUNTING POLICIES

        We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes and management's judgment involved in each.

  •
  Revenue Recognition. QAD licenses its software under non-cancelable license agreements including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical, implementation and training. Revenue is recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Our revenue recognition policy is as follows:

    License Revenue.    We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility for which we review a customer's credit worthiness and our historical experience with that customer, if applicable.

    Maintenance Revenue.    Revenue for ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

    Services Revenue.    Revenue from technical and implementation services is recognized as the services are performed for the time-and-materials contracts. Revenue from training services is recognized as the services are performed.

    We believe that we are currently in compliance with SOP No. 97-2, SOP No. 98-9 and SAB No. 101. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

  •
  Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management's judgment. Actual collection of these balances may differ due to global or regional economic factors, challenges faced by customers within our targeted vertical markets or specific financial difficulties of individual customers.

  •
  Impairment of Long-Lived Assets and Valuation of Deferred Tax Assets. Our long-lived assets include goodwill, intangibles, deferred taxes and other assets. At January 31, 2002, we had $10.1 million of goodwill and other intangible assets, and $0.3 million of net deferred tax assets, current and non-current, which when combined account for approximately 7% of our total assets. In assessing the recoverability of our goodwill and intangibles we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the year ended January 31, 2002, we recorded a $2.1 million impairment loss related to goodwill and other intangible assets. For fiscal year 2003, we will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) and will be required to analyze goodwill for impairment issues during the first six months of fiscal year 2003, and then on a periodic basis thereafter. For a further discussion of SFAS 142, see "RECENT ACCOUNTING STANDARDS" in this Item 7.

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the carrying value of our net deferred tax assets reflect an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider future taxable income and tax planning strategies that are both prudent and feasible. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

	Years Ended January 31,
	2002	2001	2000
Revenue:
License fees	31%	32%	40%
Maintenance and other	51	46	38
Services	18	22	22

Total revenue	100	100	100
Costs and expenses:
Cost of license fees	6	6	9
Other cost of revenue	36	41	36
Sales and marketing	29	31	33
Research and development	15	16	14
General and administrative	11	11	10
Amortization of intangibles from acquisitions	2	2	2
Impairment loss	1	—	—
Restructuring charge	—	2	—

Total costs and expenses	100	109	104
Operating income (loss)	—	(9)	(4)
Other expense	1	—	1

Loss before income taxes	(1)	(9)	(5)
Income tax expense	2	3	2

Net loss	(3)%	(12)%	(7)%

        Total revenue.    Total revenue for fiscal year 2002 was $204.0 million, a decrease of $10.1 million or 5% from fiscal year 2001. License revenue decreased by $6.4 million due to the slowdown in corporate IT spending within our core customer base of manufacturers prompted by current economic conditions. During the year, there were four orders for our private trading exchange application suite, QAD eQ, with one order of approximately $1 million. Maintenance and other revenue increased $5.3 million due to growth in our installed base, partially offset by a decline in hardware sales. Services revenue declined $9.0 million due to a reduction in the number of large license sales that lead to large systems implementation projects.

        Total revenue for fiscal year 2001 was $214.1 million, a decrease of $25.2 million or 11% from fiscal year 2000. This decrease was primarily due to declines in license fees and services revenue, partially offset by continued growth in maintenance revenue. During fiscal year 2001, our customers shifted their focus from dealing with the Y2K problem to planning and developing coherent e-business strategies. This shift caused an "e-business pause" and delayed purchasing decisions on both the traditional enterprise systems and the advanced e-business solutions we offer, negatively impacting our license revenue. The decrease in services revenue relates to decreased utilization of our service consultants in conjunction with lower license sales. Maintenance and other revenue continued to grow due to expansion of our installed base.

        As a result of these factors, revenue mix has shifted toward maintenance revenue, growing from 38% of total revenue in fiscal year 2000 to 46% and 51% in fiscal years 2001 and 2002, respectively. License revenue was 40% of total revenue in fiscal year 2000, declining to 32% in fiscal year 2001 and 31% in fiscal year 2002. Services revenue has declined from 22% of total revenue in fiscal year 2000 and 2001 to 18% in fiscal year 2002.

        No single customer has accounted for more than 10% of our total revenue in any of the last three fiscal years. However, it is not uncommon to obtain a multi-million dollar contract with a single customer.

        Total Cost of Revenue.    Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue was 42%, 47% and 45% in fiscal years 2002, 2001 and 2000, respectively. The five percentage point decrease from fiscal year 2001 to fiscal year 2002 was due primarily to improvements in our maintenance margin due to lower personnel and related costs in line with our continued cost containment measures. The two percentage point increase from fiscal year 2000 to fiscal year 2001 was primarily due to lower service margins from decreased utilization of service consultants in conjunction with the lower license sales.

        Sales and Marketing.    Sales and marketing expense was $59.4 million, $66.5 million and $80.1 million for fiscal years 2002, 2001, and 2000, respectively. These declines were due primarily to lower personnel and related costs resulting from our continued cost containment efforts. Fiscal year 2002 also included a reduction in partner fees that are paid to distributors and sales agents, primarily in connection with the sale of QAD licenses and first year maintenance.

        Research and Development.    Research and development expense was $31.7 million, $34.5 million and $34.1 million in fiscal years 2002, 2001 and 2000, respectively. The fiscal year 2002 decline primarily related to decreased personnel and related expenses due to our continued cost containment efforts. This decline was partially offset by lower capitalized expenses for translations and localizations of our products. It should be noted that we have successfully contained research and development expenses while increasing our investment in the development of our new technologies, QAD eQ and MFGx.net, as well as adding functionality to MFG/PRO eB.

        General and Administrative.    General and administrative expense remained relatively flat at $22.9 million for fiscal year 2002 compared to $22.5 million for fiscal year 2001. General and administrative expense decreased from $23.2 million for fiscal year 2000 to $22.5 million for fiscal year 2001 due to cost controls related to restructuring activities.

        Amortization of Intangibles from Acquisitions.    Amortization of intangibles from acquisitions totaled $3.5 million, $4.6 million and $4.4 million in fiscal years 2002, 2001 and 2000, respectively.

The decline from fiscal year 2001 to 2002 was related to certain intangible assets that became fully amortized during fiscal year 2002.

        Impairment Loss.    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", we periodically review long-lived assets for impairment in value based upon undiscounted future operating cash flows from those assets. Appropriate losses are recognized whenever the carrying amount of an asset may not be recovered. As of January 31, 2002, we determined that the technology related to Enterprise Engines, Inc. (EEI) was impaired, and deemed to have no fair value due to our shift from the use of the EEI toolset to the IBM WebSphere toolset underlying our QAD eQ product. Accordingly, an impairment loss of $2.1 million was recorded to the fiscal year 2002 statement of operations related to the remaining book value of EEI goodwill and other intangible assets.

        Restructuring Charge.    During the past three years, we have implemented restructuring programs designed to strengthen operations and financial performance. Accordingly, restructuring charges (including adjustments) of $0.1 million, $5.1 million and $1.2 million were recorded for fiscal year 2002, 2001 and 2000, respectively. Below is a discussion of the respective restructuring programs.

        During fiscal year 2000, we continued our fiscal year 1999 initiative which more closely aligned costs with sales expectations in response to changes in customers' manufacturing capital software spending patterns. The fiscal year 2000 program resulted in a $1.2 million charge that primarily related to employee termination costs and included an adjustment to the fiscal year 1999 restructuring charge. At January 31, 2001, the entire fiscal year 2000 restructuring charge was utilized.

        During fiscal year 2001, we undertook several initiatives to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions resulted in a $5.1 million charge taken in the third quarter of fiscal year 2001, and included facility consolidations ($1.0 million), a reduction of approximately 150 employees, contractors and consultants across most regions and functions ($2.2 million) and associated asset write-downs ($1.9 million). As of January 31, 2002, $3.9 million of this charge was utilized and $1.0 million was adjusted downwards because final amounts required were lower than originally estimated. We expect to pay the remaining balance of $0.2 million, primarily consisting of lease obligations, by the end of fiscal year 2007.

        In fiscal year 2002, we continued our fiscal year 2001 initiative resulting in additional charges of $1.1 million. This expense primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal year 2002, we recorded adjustments of $1.0 million to the fiscal year 2001 restructuring accrual, primarily related to employee termination costs that were lower than originally anticipated. As of January 31, 2002, of the $1.1 million fiscal year 2002 restructuring charges, $0.3 million had been utilized. The remaining balance of $0.8 million, related to lease obligations, is expected to be paid through fiscal year 2007.

        Total Other (Income) Expense.    Total other (income) expense was $1.6 million, $0.7 million and $1.5 million in fiscal years 2002, 2001 and 2000, respectively. The increase in expense from fiscal year 2001 to 2002 was primarily due to an unfavorable change in foreign currency transaction and remeasurement losses. The decrease in expense from fiscal year 2000 to 2001 was due to an increase in interest income related to higher cash and equivalents and short-term investment balances and a favorable change in foreign currency transaction and remeasurement gains and losses. This improvement was partially offset by an increase in interest expense due to higher debt throughout fiscal year 2001.

        Income Tax Expense.    We recorded income tax expense of $2.9 million, $5.7 million and $5.1 million in the years ended January 31, 2002, 2001 and 2000, respectively. Fiscal year 2002 income tax expense represented taxes in profitable jurisdictions. Fiscal year 2001 income tax expense included $2.5 million for taxes in the jurisdictions that were profitable and a $3.2 million valuation allowance on deferred tax assets. Fiscal year 2000 income tax expense included $3.8 million for taxes in profitable jurisdictions and $1.3 million in tax charges related to a valuation allowance and an IRS audit of the years 1995 and 1996. We have not provided tax benefits for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these tax benefits.

PRO FORMA FINANCIAL RESULTS

        Pro forma information is provided below to assist in evaluating our performance on a more consistent year-to-year basis. Pro forma amounts have been adjusted to exclude amortization of intangibles from acquisitions, a goodwill impairment loss, restructuring charges and significant deferred tax asset valuation allowances. Pro forma adjustments are detailed below in a reconciliation from net loss calculated in accordance with accounting principles generally accepted in the United States to pro forma net income (loss).

	Years Ended January 31,
	2002	2001	2000
	(in thousands)
Reconciliation of net loss to pro forma net income (loss):

Net loss	$(5,313)	$(25,406)	$(16,336)
Adjustments to net loss:
Amortization of intangibles from acquisitions	3,538	4,596	4,382
Impairment loss	2,066	—	—
Restructuring charge	93	5,076	1,152
Tax valuation allowance adjustment	—	3,191	670

Pro forma net income (loss)	$384	$(12,543)	$(10,132)

Pro forma basic net income (loss) per share	$0.01	$(0.38)	(0.33)
Pro forma basic weighted shares	34,055	33,433	30,509
Pro forma diluted net income (loss) per share	$0.01	$(0.38)	(0.33)
Pro forma diluted weighted shares	34,324	33,433	30,509

        On a pro forma basis, we achieved profitability of $0.01 per share in fiscal year 2002. This is a significant improvement over the $0.38 and $0.33 pro forma net loss per share in fiscal year 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Cash and equivalents were $50.8 million and $36.5 million at January 31, 2002 and 2001, respectively. Our working capital was $22.7 million and $17.6 million as of January 31, 2002 and 2001, respectively. The increase in working capital is primarily due to a $14.3 million increase in cash, an $8.5 million reduction in accounts payable and accrued expenses and a $4.9 million decrease in deferred revenues and other, partially offset by a $20.8 million decrease in accounts receivable.

        Accounts receivable, net of the allowance for doubtful accounts and sales adjustments, decreased to $59.7 million at January 31, 2002, from $80.5 million at January 31, 2001. Accounts receivable days' sales outstanding, using the countback method, decreased to 75 days at January 31, 2002, from 99 days at January 31, 2001. This decline reflects increased management focus on the collection process. Net cash provided by operating activities was $21.5 million, $12.6 million and $9.6 million in fiscal years 2002, 2001 and 2000, respectively. The increase from fiscal year 2001 to 2002 relates primarily to the decreased net loss and increased accounts receivable collections, offset by a decrease in deferred revenue and other in fiscal year 2002. The increase from fiscal year 2000 to 2001 is primarily due to increased accounts receivable collections and the noncash portion of the fiscal year 2001 restructuring charge, partially offset by the increased net loss and net reduction of accrued expenses.

        Net cash used in investing activities primarily relates to the purchase of property and equipment and aggregated $4.5 million, $7.8 million and $7.4 million in fiscal years 2002, 2001 and 2000, respectively. At January 31, 2002, we did not have any material commitments for capital expenditures. However, we are investigating the possibility of construction of a company headquarters on property owned by QAD in Summerland, California, a neighboring community to its existing headquarters in Carpinteria, California.

        The net cash provided by (used in) financing activities totaled $(2.4) million, $(1.7) million and $20.2 million in fiscal years 2002, 2001 and 2000, respectively. Net cash provided by (used in) financing activities primarily relates to a fiscal year 2000 common stock private placement, as well as proceeds and repayments of borrowings. During fiscal year 2002, we paid $2.0 million of principal on the term portion of our five-year senior credit facility with Foothill Capital Corporation.

        We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

RECENT ACCOUNTING STANDARDS

        In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) were issued. SFAS 141, among other things, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with its provisions. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 141 became effective June 30, 2001, and we are required to adopt the provisions of SFAS 142 effective February 1, 2002.

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

        Unamortized goodwill was $8.3 million as of January 31, 2002. Amortization expense related to goodwill was $1.2 million, $1.1 million and $1.0 million for the fiscal years 2002, 2001 and 2000, respectively. We will complete the initial goodwill impairment assessment in fiscal year 2003 to determine if a transition impairment charge should be recognized under SFAS 142. At this time, it is not practical to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) was issued. SFAS 144 supersedes both SFAS 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142.

        We are required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending April 30, 2002. We do not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on our financial statements.

        In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (SAT 103). SAT 103 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction to the related expenses in the accompanying consolidated statements of operations.

        SAT 103 is to be applied in financial reporting periods beginning after December 15, 2001, and we plan to adopt this announcement in the first quarter of fiscal year 2003. Comparative financial statements for prior periods will include reclassifications to comply with the guidance of this announcement. It will not affect net income or loss in any past or future period, but will increase both services revenue and other cost of revenue. We do not anticipate that the adoption of SAT 103 will have a material impact on total gross margin.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE SIGNIFICANT FLUCTUATIONS

        Our quarterly revenue, expenses and operating results have varied significantly in the past. We anticipate that such fluctuations will continue in the future as a result of a number of factors, many of which are outside our control. The factors affecting these fluctuations include demand for our products and services, the size, timing and structure of significant licenses purchased by customers, market acceptance of new or enhanced versions of our software products and products that operate with our products, the publication of opinions about us, our products and technology by industry analysts, the entry of new competitors and technological advances by competitors, delays in localizing our products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in pricing policies by us or our competitors, customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors, the timing of the release of new or enhanced versions of our software products and products that operate with our products, changes in the method of product distribution and licensing (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by us, customer cancellation of major planned software development programs and general economic factors.

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

        Our service-related revenue may not reduce the quarterly fluctuations in our revenue. Additionally the services business reduces our gross margins and services staffing increases our overhead.    During fiscal year 2002, customer demand for QAD services declined due significantly to reduced license sales with which such services are associated. However, services revenue remains a substantial part of our business. While the expenses associated with services operations are relatively predictable, the revenues are dependent upon the timing and size of customer orders to provide the services. To the extent that these services operations fail to secure orders from customers to provide services on a regular basis, our results may be negatively affected.

        Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue.    Because our expense level is relatively fixed, if revenue levels are below expectations, expense could be disproportionately high as a percentage of total revenue. If this were to occur, operating results would be immediately and adversely affected and losses could occur.

        Because of the significant fluctuations in our revenue, period-to-period comparisons may not be meaningful.    Based upon the factors described above, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that, as a result, these comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods or that we will be profitable on a quarterly or annual basis. We have in the past experienced and may in the future experience quarterly losses.

RISKS ASSOCIATED WITH SALES CYCLE

        Our products involve a long sales cycle and the timing of sales is difficult to predict.    Because the licensing of our products generally involves a significant commitment of capital (which ranges from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of our products is generally lengthy (with a typical duration of 4 to 15 months), varies from customer to customer and is subject to a number of significant risks over which we have little or no control. These risks include customers' budgetary constraints, timing of budget cycle, concerns about the introduction of new products by us or our competitors and general economic downturns that can result in delays or cancellations of information systems investments. Due in part to the strategic nature of our products, potential customers are typically cautious in making product acquisition decisions. We have seen the results of this in the post-Y2K downturn in the software industry and in the more recent pause as companies evaluate the move to e-business solutions. The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit substantial presales support resources. While we believe we have established a robust global support and services organization over the past several years, we continue to rely on third-parties for a substantial portion of our implementation and systems support services, which in the past caused sales cycles to be lengthened and may have resulted in the loss of sales. Further, the uncertainty of the outcome of our sales efforts and the length of our sales cycles could still result in substantial fluctuations in operating results. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have an adverse effect on our quarterly operating results.

DEPENDENCE ON THIRD-PARTY PRODUCTS

        We are dependent on third-party products, particularly Progress software.    Our MFG/PRO software is written in a programming language that is proprietary to Progress Software Corporation (Progress). We have entered into a license agreement with Progress that provides us and each of our subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop and market our software products. The agreement also provides for continued software support from Progress through June 2002 without charge to us. Progress may only terminate the agreement upon our adjudication as bankrupt, liquidation or other similar event, or if we have ceased business operations in full. We are currently in discussions with Progress to extend this agreement. Our success is dependent upon Progress continuing to develop, support and enhance its programming language, its toolset and database, as well as the continued market acceptance of Progress as a standard database program. We have in the past and may in the future experience product release delays because of delays in the release of Progress products or product enhancements. Any of these delays could have an adverse effect on our business, operating results and financial condition. MFG/PRO software employs Progress programming interfaces that allow MFG/PRO software to operate with Oracle Corporation database software. However, our MFG/PRO software does not run within programming environments other than Progress and our customers must acquire rights to Progress software in order to use MFG/PRO software.

        We also are reliant on the Java programming language (Java) in developing and supporting our products. For instance, the user interface for MFG/PRO software products employs Java. The QAD eQ software is also written in Java and is implemented using the IBM WebSphere components. The success of QAD eQ is dependent upon the continued acceptance of Java as well as on the continued support of the WebSphere components product by IBM and its acceptance in the market. The failure to successfully incorporate Java in new products, to convert MFG/PRO software to Java-interfaced Progress software components, to extend the MFG/PRO Java user interfaces, or of Java or Enterprise Java Beans technology to achieve market acceptance could have an adverse effect on us.

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

RAPID TECHNOLOGICAL CHANGE

        The market for our software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements.    Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. For example, increasing commercial use of the Internet is giving rise to new customer requirements and new industry standards. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we believe our future success will depend on our ability to convert our products to component objects, as well as our ability to develop products that will operate and interoperate across the Internet. We cannot ensure that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others. Our products may also not achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could have an adverse effect on us.

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

QAD eQ AND OTHER COLLABORATIVE COMMERCE SOLUTIONS

        The market for QAD eQ and other collaborative commerce solutions is uncertain.    A significant element of our strategy is the acceptance of our QAD eQ product and the development of other collaborative commerce software, a series of new solutions targeted at the collaborative commerce business needs of manufacturing companies. We have devoted substantial resources to developing our QAD eQ software and working with third-parties to develop software components that may be included as part of or encapsulated within QAD eQ software. We have several customers that are implementing and using this private trading exchange applications suite. However, we cannot ensure our other planned releases for QAD eQ or other collaborative commerce software solutions, whether developed by us or third-parties, will achieve the performance standards required for commercialization. In addition, our QAD eQ software or other collaborative commerce software solutions may not achieve market acceptance or be profitable. If QAD eQ software or our other planned collaborative commerce software solutions do not achieve such performance standards or do not achieve market acceptance, we would be adversely affected.

        The underlying technology for our new applications is new and dependent on specific technologies.    QAD eQ software is being designed and built using the object-oriented technology of Sun Microsystems—Java 2 Enterprise Edition (J2EE). QAD eQ software depends on the commercial success of platforms that support Enterprise Java Beans in Application Server environments such as the IBM WebSphere development environment and the WebSphere Business Components framework supplied by IBM. Similar to the way our MFG/PRO software is dependent upon Progress language and database technology, our QAD eQ software is dependent on Java, Enterprise Java Beans, and technology supplied by IBM.

        Object-oriented applications, such as QAD eQ software, are characterized by technology development styles and programming languages that differ from those used in traditional software applications. We believe that the flexibility inherent in object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management information technology strategies of customers in our targeted industry segments. We cannot ensure that we will be successful in developing our other planned collaborative commerce software on a timely basis or that this software or our QAD eQ software will achieve market acceptance.

MARKET CONCENTRATION

        Our target markets are concentrated and, as a result, we are dependent upon achieving success in those markets. We have made a strategic decision to concentrate our product development and sales and marketing in certain primary vertical industry segments—automotive, consumer products, electronics, food and beverage, industrial and medical. An important element of our strategy is to achieve technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experiences a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. A discussion of concentration of our credit risk is contained in footnote 1 of our financial statements included in Item 14 of this Annual Report on Form 10-K.

DEPENDENCE UPON KEY PERSONNEL

        We are dependent upon key personnel.    Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Founder, Chairman of the Board and President, Pamela M. Lopker, and Chief Executive Officer, Karl F. Lopker, neither of whom is bound by an employment agreement. Pamela and Karl Lopker are married to each other and, as of April 15, 2002, jointly own approximately 53% of QAD's outstanding common stock. The loss of one or more of these or other key individuals could have an adverse effect on QAD. We do not currently have key-person insurance covering any of our employees.

        Our future success also depends on our continuing ability to attract and retain other highly qualified technical and managerial personnel. Competition for these personnel can be intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key technical and managerial employees and we may not be successful in attracting, assimilating and retaining other highly qualified technical and managerial personnel in the future. The loss of any member of our key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.

DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF SALES AND MARKETING CHANNELS

        We are dependent upon the development and maintenance of sales and marketing channels.    We sell and support our products through direct and indirect sales organizations throughout the world. In the past, we have made significant expenditures in the expansion of our sales and marketing force, primarily outside the United States. More recently, we have conducted certain restructurings and have tailored our sales and marketing expenditures to align more closely with our targeted vertical markets. Our future success will depend in part upon the productivity of our sales and marketing force and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry can be intense. We cannot ensure that we will be successful in hiring these personnel in accordance with our plans. Neither can there be assurance that our recent and planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, our sales and marketing organization may not be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. If we are unable to develop and manage our sales and marketing force effectively, we could be adversely affected.

        Our indirect sales channel consists of over 30 distributors and sales agents worldwide (sales channels). We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization. We will need to maintain and expand our relationships with our existing sales channels to expand the distribution of our products. Current or future distributors and sales agents may not provide the level and quality of expertise and service required to successfully license QAD software products. We also may not be able to maintain effective, long-term relationships with them. In addition, our selected sales channels may not continue to meet our sales needs. Further, they may market software products in competition with us in the future or otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to successfully maintain our existing indirect sales channel relationships or to establish new relationships in the future could have an adverse effect on us. In addition, if any of our distributors and sales agents exclusively adopts a product other than QAD software products, or if any distributor or sales agent reduces its sales efforts relating to QAD software products or increases support for competitive products, we could be adversely affected.

RELIANCE ON RELATIONSHIPS WITH THIRD-PARTIES

        We are reliant on relationships with third-parties.    We have established strategic relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and the implementation of our products. We are aware that these third-party providers do not provide system integration services exclusively for our products and in many instances these firms have similar, and often more established, relationships with our principal competitors. We expect to continue to utilize third-party system integrators.

        QAD Global Services is a significant part of our business that offers technical implementation and learning services to our customers. We have designed our service organization so that we can subcontract our services to partners for specific technical needs and also subcontract services from our partners to meet our capacity requirements. We believe this method allows for additional flexibility in ensuring our customers' needs for services are met. These relationships also assist us in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide us with technical assistance for our product development efforts.

        Numerous organizations provide services in connection with QAD software. These third-parties may not provide the level and quality of service required to meet the needs of our customers and we may not be able to maintain an effective, long-term relationship with these third-parties. Further, we cannot ensure that these third-party implementation providers, many of which have significantly greater financial, technical, personnel and marketing resources than QAD, will not market software products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to maintain our existing relationships or to establish new relationships in the future, or the failure of these third-parties to meet the needs of our customers, could have an adverse effect on us. In addition, if these third-parties exclusively adopt a product or technology other than QAD software products or technology, or if these third-parties reduce their support of QAD software products and technology or increase such support for competitive products or technology, we could be adversely affected.

        We typically enter into separate agreements with each of our service partners.    These agreements provide our partners with the non-exclusive right to promote and market QAD software products and to provide training, installation, implementation and other services for QAD software products within a defined territory for a specified period of time (generally two years). Our installation and implementation partners generally do not receive fees for the sale of QAD software products unless they participate actively in a sale as a sales agent. However, they generally are permitted to set their own rates for their installation and implementation services, and we typically do not collect a royalty or percentage fee from these partners on services performed. We also enter into similar agreements with our distribution partners that grant these partners the non-exclusive right, within a specified territory, to market, license, deliver and support QAD software products. In exchange for these distributors' services, we grant a discount to the distributor for the license of our software products.

        We also rely on third-parties for the development or interoperation of key components of our software so that users of QAD software products will obtain the functionality demanded. These research and product alliances develop software to be sold in conjunction with QAD software products, technology to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software products, but interoperate directly with QAD software through application program interfaces. We generally enter into reseller or joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. Each of our partner agreements and third-party development agreements contains strict confidentiality and non-disclosure provisions for the service provider, end-user and third-party developer. Our third-party development agreements contain restrictions on the use of our technology outside of the development process. Any failure to establish or maintain successful relationships with these third-party software providers or these third-party implementation and development partners or the failure of these third-party software providers to develop and support their software could have an adverse effect on us.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

        Our operations are international in scope, which exposes us to additional risk, including currency-related risk.    We derived approximately 55% of our total revenue from sales outside the United States in fiscal years 2002 and 2001 and 60% in fiscal year 2000. Of our more than 5,300 licensed sites in more than 80 countries, as of January 31, 2002, over 70% are outside the United States. Our foreign exchange risk is discussed in Item 7A of this Annual Report on Form 10-K.

PRINCIPAL STOCKHOLDERS

        Our principal stockholders are also directors.    As of April 15, 2002, Pamela and Karl Lopker jointly and beneficially owned approximately 53% of our outstanding common stock. Recovery Equity Investors II, L.P. (REI) owned approximately 8% of our outstanding common stock. On a combined basis, current directors and executive officers beneficially owned approximately 62% of the common stock. Pamela and Karl Lopker currently constitute two of the six members of the board of directors and are also officers of QAD in their capacity as President and CEO, respectively. The general partner of REI is also on the QAD board of directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Exchange.    In fiscal year 2002, approximately 35% of our revenue was denominated in foreign currencies compared to 40% and 35% in fiscal years 2001 and 2000, respectively. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

        Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. In fiscal years 2002, 2001 and 2000, foreign currency transaction and remeasurement (gains) and losses totaled $0.5 million, $(1.5) million and $0.6 million, respectively, and are included in other (income) expense in our consolidated statements of operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

        We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2003 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2002 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in Item 14 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors is incorporated by reference to the section entitled "Election of Directors" appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (Commission) within 120 days after the end of our fiscal year 2002. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2002.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(A)1. FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Annual Report on Form 10-K:

QAD INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(A)2. FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
II. VALUATION AND QUALIFYING ACCOUNTS	63

        All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

(A)3. EXHIBITS

        See the Index of Exhibits at page 66.

(B)    REPORTS ON FORM 8-K

        None.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
QAD Inc.:

        We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended January 31, 2002. These consolidated financial statements are the responsibility of QAD's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries at January 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

Los Angeles, California
March 1, 2002

QAD INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2002 AND 2001

(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	2002	2001
Assets
Current assets:
Cash and equivalents	$50,782	$36,500
Accounts receivable, net	59,714	80,496
Other current assets	11,535	12,601

Total current assets	122,031	129,597
Property and equipment, net	20,512	25,437
Capitalized software development costs, net	2,963	6,701
Other assets, net	12,503	19,727

Total assets	$158,009	$181,462

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2,157	$1,448
Accounts payable	10,069	15,527
Accrued expenses	28,299	31,298
Deferred revenue and other	58,854	63,739

Total current liabilities	99,379	112,012
Long-term debt	15,345	19,460
Other deferred liabilities	633	192
Minority interest	516	502
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 34,253,314 shares and 33,747,148 shares at January 31, 2002 and 2001, respectively	34	34
Additional paid-in-capital	114,911	113,999
Accumulated deficit	(65,595)	(60,282)
Unearned compensation-restricted stock	—	(112)
Accumulated other comprehensive loss	(7,214)	(4,343)

Total stockholders' equity	42,136	49,296

Total liabilities and stockholders' equity	$158,009	$181,462

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2002	2001	2000
Revenue:
License fees	$62,820	$69,202	$95,120
Maintenance and other	103,624	98,314	90,579
Services	37,565	46,559	53,563

Total revenue	204,009	214,075	239,262
Costs and expenses:
Cost of license fees	12,396	13,204	20,306
Other cost of revenue	72,829	86,752	85,812
Sales and marketing	59,365	66,483	80,057
Research and development	31,672	34,492	34,084
General and administrative	22,882	22,483	23,249
Amortization of intangibles from acquisitions	3,538	4,596	4,382
Impairment loss	2,066	—	—
Restructuring charge	93	5,076	1,152

Total costs and expenses	204,841	233,086	249,042
Operating loss	(832)	(19,011)	(9,780)
Other (income) expense:
Interest income	(1,365)	(1,548)	(736)
Interest expense	2,359	2,591	1,972
Other (income) expense, net	587	(305)	219

Total other (income) expense	1,581	738	1,455

Loss before income taxes	(2,413)	(19,749)	(11,235)
Income tax expense	2,900	5,657	5,101

Net loss	$(5,313)	$(25,406)	$(16,336)

Basic and diluted net loss per share	$(0.16)	$(0.76)	$(0.54)

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
(IN THOUSANDS)

	Common Stock and Additional Paid-in-Capital
					Restricted Stock		Accumulated Other Comprehensive Loss	Total Stock- Holders' Equity
			Accumulated Deficit	Receivable from Stock- holders					Compre- hensive Loss
	Shares	Amount			Shares	Amount
Balance January 31, 1999	29,704	$99,596	$(18,526)	$(54)	(88)	$(970)	$(617)	$79,429

Comprehensive loss:
Net loss	—	—	(16,336)	—	—	—	—	(16,336)	$(16,336)
Translation adjustments	—	—	—	—	—	—	(2,518)	(2,518)	(2,518)

Total comprehensive loss									$(18,854)

Tax benefit associated with stock option exercises	—	656	—	—	—	—	—	656
Common stock activity:
Under stock purchase plan and incentive plan	474	1,404	—	—	—	—	—	1,404
Under stock options	433	505	—	—	—	—	—	505
Under restricted stock awards	10	—	—	—	10	151	—	151
Under business acquisition, net	120	506	—	—	—	—	—	506
Restricted stock awards cancelled	(60)	(673)	—	—	60	673	—	—
Under private placement	2,333	9,600	—	—	—	—	—	9,600
Other	(2)	(3)	(14)	49	—	—	—	32

Balance January 31, 2000	33,012	111,591	(34,876)	(5)	(18)	(146)	(3,135)	73,429

Comprehensive loss:
Net loss	—	—	(25,406)	—	—	—	—	(25,406)	$(25,406)
Translation adjustments	—	—	—	—	—	—	(1,208)	(1,208)	(1,208)

Total comprehensive loss									$(26,614)

Tax benefit associated with stock option exercises	—	807	—	—	—	—	—	807
Common stock activity:
Under stock purchase plan and incentive plan	439	1,193	—	—	—	—	—	1,193
Under stock options	290	541	—	—	—	—	—	541
Under restricted stock awards	7	—	—	—	8	128	—	128
Common stock repurchases	(5)	(295)	—	—	—	—	—	(295)
Restricted stock awards cancelled	(4)	(8)	—	—	4	8	—	—
Other	8	204	—	5	—	(102)	—	107

Balance January 31, 2001	33,747	114,033	(60,282)	—	(6)	(112)	(4,343)	49,296

Comprehensive loss:
Net loss	—	—	(5,313)	—	—	—	—	(5,313)	$(5,313)
Translation adjustments	—	—	—	—	—	—	(2,871)	(2,871)	(2,871)

Total comprehensive loss									$(8,184)

Common stock activity:
Under stock purchase plan and incentive plan	504	881	—	—	—	—	—	881
Under stock options	1	2	—	—	—	—	—	2
Under restricted stock awards	7	—	—	—	—	102	—	102
Restricted stock awards cancelled	(6)	(10)	—	—	6	10	—	—
Other	—	39	—	—	—	—	—	39

Balance January 31, 2002	34,253	$114,945	$(65,595)	$—	—	$—	$(7,214)	$42,136

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

(IN THOUSANDS)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(5,313)	$(25,406)	$(16,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,766	17,817	17,829
Provision for doubtful accounts and sales adjustments	1,468	3,461	(261)
(Gain) loss on disposal of equipment	164	(86)	(56)
Impairment loss	2,066	—	—
Asset write-off	250	466	—
Restructuring charge	93	4,511	832
Tax benefit from exercise of stock options	—	807	656
Other, net	17	90	10
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,403	12,536	(3,316)
Other assets	1,896	3,056	1,276
Accounts payable	(4,967)	(1,335)	974
Accrued expenses	(2,025)	(5,500)	3,733
Deferred revenue and other	(4,315)	2,216	4,257

Net cash provided by operating activities	21,503	12,633	9,598
Cash flows from investing activities:
Purchase of property and equipment	(3,845)	(5,033)	(6,863)
Investment in software development	(636)	(2,312)	(2,720)
Acquisitions of businesses, net of cash acquired	—	(574)	(439)
Investment in equity securities	—	—	(500)
Proceeds from sale of short-term cash investment	—	—	3,000
Other, net	18	92	93

Net cash used in investing activities	(4,463)	(7,827)	(7,429)
Cash flows from financing activities:
Proceeds from notes payable	—	15,000	21,901
Reduction of notes payable	(3,244)	(18,108)	(13,171)
Issuance of common stock for cash	883	1,734	11,509
Repurchase of common stock	—	(295)	(67)
Other, net	—	5	35

Net cash provided by (used in) financing activities	(2,361)	(1,664)	20,207
Effect of exchange rates on cash and equivalents	(397)	(2,578)	(2,518)

Net increase in cash and equivalents	14,282	564	19,858
Cash and equivalents at beginning of period	36,500	35,936	16,078

Cash and equivalents at end of period	$50,782	$36,500	$35,936

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,009	$2,212	$1,845
Income taxes	353	2,218	1,137
Supplemental disclosure of non-cash investing and financing activities:
Issuance of note payable for acquisitions of businesses	—	873	960
Forgiveness of accounts receivable in connection with acquisitions of businesses	—	265	394
Issuance of common stock for acquisitions of businesses	—	—	506

See accompanying notes to consolidated financial statements.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

        QAD Inc. is a global provider of collaborative commerce software applications for multi-national, large and mid-range manufacturing companies. QAD serves the specific needs of the automotive, consumer products, electronics, food and beverage, industrial and medical industries. We market, distribute, implement and support our products worldwide. Founded in 1979, QAD is recognized as a provider of enterprise resource planning software applications. With the advent of e-business, we have extended our products and services and built on our core competency in multi-site manufacturing and distribution operations by addressing enterprise collaborative commerce management requirements.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the financial statements.

USE OF ESTIMATES

        The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND EQUIVALENTS AND SHORT-TERM CASH INVESTMENTS

        We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash investments include those investments with original maturities in excess of three months.

REVENUE RECOGNITION

        QAD licenses its software under non-cancelable license agreements including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical, implementation and training. Revenue is recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Our revenue recognition policy is as follows:

        License Revenue.    We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs.

        Maintenance Revenue.    Revenue for ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

        Services Revenue.    Revenue from technical and implementation services is recognized as the services are performed for the time-and-materials contracts. Revenue from training services is recognized as the services are performed.

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

COMPUTATION OF NET INCOME OR LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended January 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss	$(5,313)	$(25,406)	$(16,336)

Weighted average shares of common stock outstanding used in basic net loss per share calculation	34,055	33,433	30,509
Weighted average shares of common stock equivalents issued using the treasury stock method	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding used in diluted net loss per share calculation	34,055	33,433	30,509

Basic and diluted net loss per share	$(0.16)	$(0.76)	$(0.54)

        Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 269,000, 393,000 and 454,000 for fiscal years 2002, 2001 and 2000, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the fiscal years 2002, 2001 and 2000, basic and diluted per share amounts are the same.

FOREIGN CURRENCY TRANSLATION

        The financial position and results of operations of our foreign subsidiaries are generally determined using the country's local currency as the functional currency with resulting translation adjustments treated as a component of comprehensive loss. Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity's functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) and losses for fiscal years 2002, 2001 and 2000 totaled $0.5 million, $(1.5) million and $0.6 million, respectively, and are included in other (income) expense in the accompanying consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

        The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Our debt instruments bear variable market interest rates. Therefore, the carrying value of these instruments approximates fair value. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of revenue for fiscal years 2002, 2001 and 2000. Also, no single customer accounted for 10% or more of accounts receivable at January 31, 2002 and 2001.

LONG-LIVED ASSETS

        Property and equipment are stated at cost. Additions and significant renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon disposition, the net book value of assets is relieved and resulting gains or losses are reflected in earnings. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of 3 years for computer equipment and software, 5 years for furniture and office equipment, and 39 years for buildings. Leasehold improvements are generally depreciated over the shorter of the lease term or the useful life of the asset.

        We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. Capitalized software development costs are amortized on a straight-line basis over three years and charged to cost of revenue. All other development costs are expensed to research and development as incurred.

        Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Other intangible assets include individual employment agreements, covenants-not-to-compete and customer contracts. Through January 31, 2002, goodwill and other intangible assets were amortized using the straight-line method over lives of 10 to 15 years and 2 to 5 years, respectively. Effective February 1, 2002, as required under SFAS 142 goodwill will no longer be amortized. Instead, the goodwill will be assessed on an annual basis for impairment at the reporting unit level by applying a fair value-based test. For further discussion of SFAS 142, see "RECENT ACCOUNTING STANDARDS" below.

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), we periodically review applicable assets for impairment in value based upon undiscounted future operating cash flows from those assets, and appropriate losses are recognized, whenever the carrying amount of an asset may not be recovered. As of January 31, 2002, we determined that the technology related to Enterprise Engines, Inc. (EEI) was impaired, and deemed to have no fair value due to our shift from the use of the EEI toolset to the IBM WebSphere toolset underlying our QAD eQ product. Accordingly, an impairment loss of $2.1 million was recorded to the fiscal year 2002 statement of operations related to the remaining book value of EEI goodwill and other intangible assets.

ACCOUNTING FOR STOCK OPTIONS

        We account for our stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and or changes in grantee status that occur on or after July 1, 2000. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires entities to recognize an expense based on the fair value of the related awards.

RECENT ACCOUNTING STANDARDS

        In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) were issued. SFAS 141, among other things, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with its provisions. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121. SFAS 141 became effective June 30, 2001, and we are required to adopt the provisions of SFAS 142 effective February 1, 2002.

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

        Unamortized goodwill was $8.3 million as of January 31, 2002. Amortization expense related to goodwill was $1.2 million, $1.1 million and $1.0 million for the fiscal years 2002, 2001 and 2000, respectively. We will complete the initial goodwill impairment assessment in fiscal year 2003 to determine if a transition impairment charge should be recognized under SFAS 142. At this time, it is not practical to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) was issued. SFAS 144 supersedes both SFAS 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142.

        We are required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending April 30, 2002. We do not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on our financial statements.

        In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (SAT 103). SAT 103 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction to the related expenses in the accompanying consolidated statements of operations.

        SAT 103 is to be applied in financial reporting periods beginning after December 15, 2001, and we plan to adopt this announcement in the first quarter of fiscal year 2003. Comparative financial statements for prior periods will include reclassifications to comply with the guidance of this announcement. It will not affect net income or loss in any past or future period, but will increase both services revenue and other cost of revenue. We do not anticipate that the adoption of SAT 103 will have a material impact on total gross margin.

RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform to current year presentation.

2.    ACQUISITIONS

        During fiscal years 2001 and 2000, we acquired a controlling interest in four businesses:

  •
  ATOS Italy S.p.A., an Italy-based distributor, in July 2000.

  •
  Enterprise Engines, Inc. (EEI), a California-based software technology development company, in December 1999.

  •
  ATOS Integration SA, a France-based distributor, in June 1999.

  •
  OpenPro (Pty.) Limited, a South Africa-based distributor, in February 1999.

        The cost of acquisitions were $1.8 million and $3.2 million for fiscal years 2001 and 2000, respectively. All of the acquisitions were accounted for using the purchase method. Results of operations have been included in the financial statements since the respective dates of acquisition. Goodwill related to the acquisitions of $1.0 million and $3.3 million for fiscal years 2001 and 2000, respectively, have been amortized through January 31, 2002. Of the goodwill related to EEI, the remaining net balance at January 31, 2002, of $1.9 million was taken as an impairment loss.

        Prior shareholders of these businesses have future remaining earnouts based on performance of up to $0.8 million which may be added to the purchase price during fiscal year 2003.

        The historical operations of the companies acquired are not material individually or in the aggregate to our consolidated operations or financial position, and therefore, supplemental pro forma information has not been presented.

3.    RESTRUCTURING CHARGES

        During the past three years, we have implemented restructuring programs designed to strengthen operations and financial performance. Accordingly, restructuring charges (including adjustments) of $0.1 million, $5.1 million and $1.2 million were recorded for fiscal years 2002, 2001 and 2000, respectively. Below is a discussion of the respective restructuring programs.

        During fiscal year 2000, we continued our fiscal year 1999 initiative which more closely aligned costs with sales expectations in response to changes in customers' manufacturing capital software spending patterns. The fiscal year 2000 program resulted in a $1.2 million charge that primarily related to employee termination costs and included an adjustment to the fiscal year 1999 restructuring charge. At January 31, 2001, the entire fiscal year 2000 restructuring charge was utilized.

        During fiscal year 2001, we undertook several initiatives to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions resulted in a $5.1 million charge taken in the third quarter of fiscal year 2001 and included facility consolidations ($1.0 million), a reduction of approximately 150 employees, contractors and consultants across most regions and functions ($2.2 million) and associated asset write-downs ($1.9 million). As of January 31, 2002, $3.9 million of this charge was utilized and $1.0 million was adjusted downwards because final amounts required were lower than originally estimated. We expect to pay the remaining balance of $0.2 million, primarily consisting of lease obligations, by the end of fiscal 2007.

        In fiscal year 2002, we continued our fiscal year 2001 initiative resulting in a $0.7 million and $0.4 million charge in the second quarter and fourth quarter, respectively. These charges primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal year 2002, we recorded adjustments of $0.7 million and $0.3 million to the statement of operations in the second quarter and third quarter, respectively. These adjustments, totaling $1.0 million, were to the fiscal year 2001 restructuring accrual that primarily related to employee termination costs that were lower than originally anticipated. As of January 31, 2002, of the combined $1.1 million fiscal year 2002 restructuring charges, $0.3 million had been utilized. The remaining balance of $0.8 million, related to lease obligations, is expected to be paid through fiscal year 2007.

        The following table presents the restructuring activities through January 31, 2002, resulting from each of the aforementioned programs:

	Lease Obligations	Employee Termination Costs	Asset Write-Downs	Total Restructuring
	(in thousands)

Balances, January 31, 1999	$948	$261	$523	$1,732
Fiscal year 2000 activity:
Net charge	$70	$892	$68	$1,030
Utilization	(720)	(913)	(591)	(2,224)
Adjustment	119	3	—	122

Balances, January 31, 2000	417	243	—	660
Fiscal year 2001 activity:
Net charge	$1,033	$2,192	$1,851	$5,076
Utilization	(965)	(1,133)	(1,851)	(3,949)

Balances, January 31, 2001	485	1,302	—	1,787
Fiscal year 2002 activity:
Net charge	$845	$209	$61	$1,115
Utilization	(189)	(615)	(61)	(865)
Adjustments	(157)	(865)	—	(1,022)

Balances, January 31, 2002	$984	$31	$—	$1,015

4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2002	2001
	(in thousands)
Accounts receivable, net
Accounts receivable	$68,492	$89,110
Less allowance for doubtful accounts and sales adjustments	(8,778)	(8,614)

	$59,714	$80,496

Other current assets
Prepaid expenses	$3,590	$3,013
Other	7,945	9,588

	$11,535	$12,601

Property and equipment, net
Computer equipment and software	$44,138	$43,726
Furniture and office equipment	13,599	13,732
Land and buildings	7,665	7,665
Leasehold improvements	6,204	4,853
Automobiles	215	428
Equipment under capital lease	119	333

	71,940	70,737
Less accumulated depreciation and amortization	(51,428)	(45,300)

	$20,512	$25,437

Capitalized software development costs, net
Capitalized software development costs	$7,665	$13,544
Less accumulated amortization	(4,702)	(6,843)

	$2,963	$6,701

Other assets, net
Goodwill	$13,432	$14,995
Other intangible assets	8,514	9,743
Less accumulated amortization and impairments	(11,837)	(7,632)

	10,109	17,106
Other assets	2,394	2,621

	$12,503	$19,727

Accrued expenses
Accrued payroll	$12,397	$14,777
Accrued other	15,902	16,521

	$28,299	$31,298

Deferred revenue and other
Deferred revenue	$57,241	$63,240
Other	1,613	499

	$58,854	$63,739

5. LONG-TERM DEBT

	January 31,
	2002	2001
	(in thousands)
Term loan	$13,000	$15,000
Promissory note	4,460	4,700
Capital lease obligations	42	215
Other	—	993

	17,502	20,908
Less current maturities	2,157	1,448

	$15,345	$19,460

        In September 2000, we entered into a five-year senior credit facility with Foothill Capital Corporation (Facility). The maximum available amount of borrowings under the Facility is $30.0 million. The Facility is secured by certain assets of QAD Inc. We pay an annual commitment fee of 0.375% calculated on the average unused portion of the $30.0 million Facility. The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12-month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum consolidated net worth.

        In December 2001, the Facility was amended. The minimum consolidated net worth covenant was replaced with a tangible net worth covenant. The quarterly minimum 12-month trailing EBITDA covenant was changed, reducing the applicable minimum covenant amounts. At January 31, 2002, we were in compliance with the covenants under the Facility. A new quarterly principal repayment schedule for the term loan was included in this amendment. The quarterly principal repayment ranges between $375,000 and $750,000 depending on the unrestricted cash and equivalents balance at the end of any given quarter.

        The Facility includes a $15.0 million term loan with a five-year amortization schedule. Borrowings under the term loan portion of the Facility bear interest at the greater of the bank's prime rate plus 3.75% or a minimum of 8%. As of January 31, 2002, the rate for the term loan was 8.5% based on the bank's prime rate of 4.75%.

        The Facility also includes a revolving credit facility (the revolving portion). The maximum borrowings under the revolving portion of the Facility are subject to a borrowing base calculation. Borrowings under the revolving portion of the Facility bear interest at a floating rate based on either the London Interbank Offering Rate (LIBOR) or prime plus the corresponding applicable margins, ranging from 2.50% to 3.75% for the LIBOR option or 0.25% to 1.25% for the bank's prime option, depending on the company's trailing 12-month EBITDA. The minimum rate is 8%. As of January 31, 2002, approximately $2.1 million was available and unused on the revolving portion of the Facility.

        In November 1999, we raised an additional $5 million of long-term debt from First Credit Bank secured by our real property located in Summerland, California. The promissory note has a 5-year maturity, with a variable interest rate based on the bank's prime rate plus 2.50%. The rate as of January 31, 2002 was 7.25%. The principal amortizes at a rate of $20,000 per month, with the balance due in November 2004.

        The aggregate maturities of long-term debt for each of the next five years and thereafter are as follows: $2.2 million in 2003; $1.8 million in 2004; $5.5 million in 2005; $8.0 million in 2006; with no additional maturities in 2007 and thereafter.

6. INCOME TAXES

        Income tax expense is summarized as follows:

	Years Ended January 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$(23)	$52	$2,601
State	62	167	154
Foreign	2,091	2,353	1,521

Total	2,130	2,572	4,276

Deferred:
Federal	—	3,007	(542)
Foreign	770	78	1,367

Total	770	3,085	825

	$2,900	$5,657	$5,101

        Actual income tax expense differs from that obtained by applying the statutory Federal income tax rate of 34% to loss before income taxes as follows:

	Years Ended January 31,
	2002	2001	2000
	(in thousands)
Statutory Federal income tax rate	34%	34%	34%
Computed expected tax benefit	$(821)	$(6,715)	$(3,820)
State income taxes, net of Federal income tax expense	41	110	102
Incremental tax expense (benefit) from foreign operations	5,501	(2,481)	(507)
Foreign withholding taxes	658	423	768
Net change in valuation allowance	(4,107)	14,149	11,407
Non-deductible expenses	2,018	358	426
Research, AMT and foreign tax credits	(454)	(438)	(5,155)
Tax expense related to prior years	—	—	1,599
Other	64	251	281

	$2,900	$5,657	$5,101

        Consolidated U.S. income before income taxes was $2.7 million for the fiscal year ended January 31, 2002, and the consolidated U.S. loss before income taxes was $13.5 million and $1.8 million for the fiscal years ended January 31, 2001 and 2000, respectively. The corresponding loss before income taxes for foreign operations was $5.1 million, $6.2 million, and $9.4 million for the fiscal years ended January 31, 2002, 2001 and 2000, respectively.

        Withholding and U.S. taxes have not been provided on approximately $9.4 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.

        Significant components of the deferred tax assets and liabilities are as follows:

	January 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$1,395	$1,534
Accrued vacation	724	989
Accrued commission	224	264
Alternative minimum tax (AMT) credits	348	303
Research and development credits	5,100	5,106
Foreign tax credits	2,393	2,537
Depreciation and amortization	762	1,458
Deferred revenue	176	2,974
Net operating loss carry forwards	24,440	28,356
Other	2,814	1,274

	38,376	44,795

Less valuation allowance	(36,664)	(40,771)

Net deferred tax assets	$1,712	$4,024

Deferred tax liabilities:
Capitalized software development costs	$1,015	$2,299
State income taxes	21	57
Other	374	519

Total deferred tax liabilities	1,410	2,875

Total net deferred tax asset	$302	$1,149

Deferred taxes in other current assets	$889	$652
Non-current portion of deferred taxes	(587)	497

Total net deferred tax asset	$302	$1,149

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

        We have net operating loss carryforwards, with various expiration dates, of $96.0 million as of January 31, 2002. At January 31, 2002 and 2001, the valuation allowance attributable to deferred tax assets was $36.7 million and $40.8 million, respectively, an overall decrease of $4.1 million. The decrease in the valuation allowance relates primarily to the realization of benefits associated with net operating losses.

7. 401(K) PLAN

        We have a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. We match 75% of the employees' contributions up to the first four percent. We may make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for fiscal years 2002, 2001 and 2000 were $1.1 million, $0.9 million and $1.1 million, respectively.

8. COMMITMENTS AND CONTINGENCIES

        We lease certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense for fiscal years 2002, 2001 and 2000 was $7.9 million, $9.1 million and $9.5 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of January 31, 2002, are as follows: $6.1 million in 2003; $4.5 million in 2004; $3.9 million in 2005; $2.3 million in 2006; $1.6 million in 2007; and $6.3 million thereafter.

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

        Operating income attributable to each business segment is based upon management's assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by QAD's manufacturing operations at the transfer price charged to the distribution operation. Income from manufacturing operations is included in the Corporate operating segment. Research and development costs are also included in the Corporate operating segment. Identifiable assets are assigned by region based upon the location of each legal entity.

        During fiscal year 2002, management changed certain cost allocations between Corporate and the regions. Prior year segment information has not been restated to reflect this change in composition, as it is impractical to do so.

        During fiscal year 2001, management changed the methodology for assigning maintenance revenue to the regions. Fiscal year 2000 was restated to reflect this change.

	Years Ended January 31,
	2002	2001	2000
	(in thousands)
Revenue:
North America	$81,443	$79,661	$94,270
EMEA	74,333	86,260	94,844
Asia Pacific	37,344	35,451	33,964
Latin America	10,889	12,703	16,184

	$204,009	$214,075	$239,262

Operating income (loss):
North America	$13,362	$5,416	$(1,961)
EMEA	561	(4,207)	1,988
Asia Pacific	(4,594)	(7,102)	(4,097)
Latin America	(5,153)	(2,614)	(760)
Corporate	(2,849)	(5,428)	(3,798)
Impairment Loss	(2,066)	—	—
Restructuring charge	(93)	(5,076)	(1,152)

	$(832)	$(19,011)	$(9,780)

	Years Ended January 31,
	2002	2001	2000
	(in thousands)
Depreciation and amortization:
North America	$615	$1,675	$1,594
EMEA	3,515	4,055	4,216
Asia Pacific	2,202	1,346	1,436
Latin America	1,484	929	1,053
Corporate	6,950	9,812	9,530

	$14,766	$17,817	$17,829

	January 31,
	2002	2001
	(in thousands)
Identifiable assets:
North America	$72,889	$74,493
EMEA	53,888	73,556
Asia Pacific	26,167	26,345
Latin America	5,065	7,068

	$158,009	$181,462

10. EMPLOYEE STOCK OPTION, PURCHASE PLANS AND RESTRICTED STOCK AWARDS

Employee Stock Option Agreements

        As of January 31, 2002 and 2001, options to purchase 5.3 million shares of common stock were outstanding under the 1997 Stock Incentive Program's Incentive Stock Option Plan. Outstanding options generally vest over a four-year period and have contractual lives of 8 years. Stock option activity is summarized as follows, in thousands, except exercise price:

	Shares	Weighted Average Exercise Price	Options Exercisable
Outstanding options at January 31, 1999	3,676	$5.45	642
Options issued	1,857	3.87
Options exercised	(433)	1.39
Options expired and terminated	(774)	4.99

Outstanding options at January 31, 2000	4,326	$5.22	1,045
Options issued	2,820	4.39
Options exercised	(290)	1.86
Options expired and terminated	(1,521)	5.56

Outstanding options at January 31, 2001	5,335	$4.84	1,368
Options issued	921	2.82
Options exercised	(1)	1.68
Options expired and terminated	(1,001)	4.27

Outstanding options at January 31, 2002	5,254	$4.57	2,019

        The following table summarizes information about stock options outstanding and exercisable at January 31, 2002:

				Options Exercisable
	Number of Options Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)
Range of Exercise Price			Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.00 — $2.99	1,685	7.20	$2.26	85	$2.06
3.00 — 4.99	2,458	5.85	4.02	1,066	4.02
5.00 — 9.99	605	4.05	5.37	552	5.29
10.00 — 22.50	506	4.85	13.92	316	14.28

Total	5,254	5.98	$4.57	2,019	$5.89

        SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS 123 had been applied. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of

SFAS 123. The fair value of the options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	January 31,
	2002	2001	2000
Expected life (years)	6.50	6.50	6.50
Interest rate	4.94%	5.41%	6.30%
Volatility	1.08	1.12	0.79
Dividend yield	$0.00	$0.00	$0.00

        No compensation expense has been recognized for stock-based incentive compensation plans other than for restricted stock awards. If we had recognized compensation expense for stock- based employee compensation based upon the fair value of options granted, our net loss and related net loss per share for the fiscal years 2002, 2001 and 2000 would have been impacted as follows:

2002	As Reported	Pro Forma
Net loss	$(5,313)	$(9,565)
Basic and diluted net loss per share	(0.16)	(0.28)

2001	As Reported	Pro Forma
Net loss	$(25,406)	$(29,563)
Basic and diluted net loss per share	(0.76)	(0.88)

2000	As Reported	Pro Forma
Net loss	$(16,336)	$(23,454)
Basic and diluted net loss per share	(0.54)	(0.77)

1994 Stock Ownership Program

        We established the QAD Inc. 1994 Stock Ownership Program covering 4,800,000 shares of our common stock. The 1994 program allows eligible employees to purchase shares of common stock at the market value of the common stock by direct cash payment or at 95% of the market value through payroll deduction. The 1994 program also allows for the granting of shares to employees. We have the right, but not the obligation, to repurchase shares at fair value upon the termination of employment. No shares were issued under the 1994 program during fiscal years 2002, 2001 or 2000.

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

  •
  Employee Stock Purchase Plan which allows participating employees to purchase shares of common stock through payroll deductions at 85% of the lower of the beginning or the ending calendar quarter share price.

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

        The maximum aggregate number of shares of common stock subject to the 1997 program is 12 million shares. The 1997 program lasts 10 years from the date of adoption.

Total Compensation Cost Recognized for Stock-Based Compensation Plans

        Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, was $(12,000), $133,000 and $(240,000) for fiscal years 2002, 2001 and 2000, respectively.

11. QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal year 2002
Total revenue	$51,301	$49,605	$49,582	$53,521
Gross profit	28,897	27,882	28,543	33,462
Operating income (loss)	(284)	(1,935)	(652)	2,039
Net income (loss)	(1,689)	(2,347)	(2,270)	993
Basic and diluted net income (loss) per share	(0.05)	(0.07)	(0.07)	0.03
Fiscal year 2001
Total revenue	$51,597	$53,248	$50,024	$59,206
Gross profit	25,523	28,717	25,302	34,577
Operating income (loss)	(7,972)	(4,565)	(9,965)	3,491
Net income (loss)	(8,776)	(8,845)	(10,151)	2,366
Basic and diluted net income (loss) per share	(0.26)	(0.26)	(0.30)	0.07

12. STOCKHOLDERS' EQUITY

        In December 1999, we issued, under a private placement, 2,333,333 shares of our common stock to Recovery Equity Investors II, L.P. for net consideration of $9.6 million. In conjunction with this placement, we issued a warrant to purchase 225,000 shares of common stock with an exercise price of $7.50. The exercise price and the number of shares may be adjusted periodically pursuant to the anti-dilution provisions of the agreement. The warrant remains outstanding and the exercise period expires in December 2003.

Schedule II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deletions(1)	Balance at End of Period
Allowance for doubtful accounts and sales adjustments
Years ended:
January 31, 2002	$8,614	$1,468	$(1,304)	$8,778
January 31, 2001	6,290	3,461	(1,137)	8,614
January 31, 2000	8,024	(261)	(1,473)	6,290

(1)
Actual write-offs and sales adjustments.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on April 26, 2002.

QAD INC.
By:	/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAMELA M. LOPKER Pamela M. Lopker	Chairman of the Board and President (Principal Executive Officer)	April 26, 2002
/s/ KARL F. LOPKER Karl F. Lopker	Director, Chief Executive Officer	April 26, 2002
/s/ KATHLEEN M. FISHER Kathleen M. Fisher	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 26, 2002
/s/ VALERIE J. MILLER Valerie J. Miller	Vice President, Corporate Controller (Principal Accounting Officer)	April 26, 2002
/s/ A. J. MOYER A. J. Moyer	Director	April 26, 2002
/s/ KOH BOON HWEE Koh Boon Hwee	Director	April 26, 2002

/s/ PETER R. VAN CUYLENBURG Peter R. van Cuylenburg	Director	April 26, 2002
/s/ JEFFREY A. LIPKIN Jeffrey A. Lipkin	Director	April 26, 2002

INDEX OF EXHIBITS

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on June 19, 1997(1)
3.9	Bylaws of the Registrant(1)
4.1	Specimen Stock Certificate(1)
10.1	QAD Inc. 1994 Stock Ownership Program(1)
10.2	QAD Inc. 1997 Stock Incentive Program(1)
10.3	Form of Indemnification Agreement with Directors and Executive Officers(1)
10.4	Loan and Security Agreement between Greyrock Business Credit, a Division of Nations Credit Commercial Corporation ("GBC") and the Registrant dated July 3, 1996(1)
10.5	Schedule to Loan Agreement between GBC and the Registrant dated July 3, 1996(1)
10.6	Letter Agreement between the Registrant and GBC dated July 3, 1996(1)
10.7	Letter Agreement between the Registrant and GBC dated July 5, 1996(1)
10.8	Letter Agreement between the Registrant and GBC dated July 5, 1996(1)
10.9	Secured Promissory Note in the original principal amount of $4,000,000 made by the Registrant to the order of GBC dated July 3, 1996(1)
10.10	Trademark Security Agreement between GBC and the Registrant dated July 3, 1996(1)
10.11	Security Agreement in Copyrighted Works executed by the Registrant in favor of GBC dated July 3, 1996(1)
10.12	Deed of Trust with respect to real property located in Santa Barbara County, California executed by the Registrant in favor of GBC dated July 3, 1996(1)
10.13	Master License Agreement between the Registrant and Progress software Corporation dated June 30, 1995(1)†
10.14	Lease Agreement between the Registrant and Matco Enterprises, Inc. for Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria, California dated November 30, 1992(1)
10.15	First Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites C and H located at 5464 Carpinteria Ave., Carpinteria, California dated September 9, 1993(1)
10.16	Second Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.17	Third Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.18	Fourth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave., Carpinteria, California dated February 15, 1994(1)

10.19	Fifth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. or Suites G and E located at 5464 Carpinteria Ave., Carpinteria, California dated September 12, 1994(1)
10.20	Sixth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites A, B, D, F and H, and Room A located at 5464 Carpinteria Ave., Carpinteria, California dated October 30, 1996(1)
10.21	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.22	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.23	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30,1993(1)
10.24	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30, 1993(1)
10.25	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.26	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.27	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.28	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.29	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.30	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.31	Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)
10.32	Amendment to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated April 26, 1994(1)

10.33	Second Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners, LP III, dated May 30, 1995(1)
10.34	Third Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners L.P. I dated November 30, 1995(1)
10.35	Agreement and Plan of Merger between QAD California and the Registrant dated July 8, 1997(1)
10.36	Credit Agreement dated as of August 4, 1997 between the Registrant and Bank of America National Trust and Savings Association(2)
10.37	Standard Industrial Commercial Multi-Tenant Lease—Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp.(2)
10.38	Value Added Reseller Agreement dated as of April 13, 1998 between the Registrant and Paragon Management Systems, Inc.(2)
10.39	Lease Agreement between the Registrant and Goodaston Limited for Unit 1 Phase 8 Business Park, The Waterfront Merry Hill, West Midlands, United Kingdom, dated April 30, 1996(2)
10.40	Credit Agreement between the Registrant and the First National Bank of Chicago dated April 18, 1999(3)
10.41	Related Facility Credit Agreement between the Registrant and The First National Bank of Chicago dated April 8, 1999(3)
10.42	Borrower Security Agreement between the Registrant and The First National Bank of Chicago dated April 18, 1999(3)
10.43	Second Amendment to Credit Agreement between QAD Inc. and The First National Bank of Chicago (incorporated by reference to exhibit 10.1 to QAD Inc.'s Current Report on Form 8-K filed June 25, 1999)(4)
10.44	Eight Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites I, K, L, C, J and Basement Room B located at 5464 Carpinteria Avenue, Carpinteria, California dated February 18, 1999(4)
10.45	Related Facility Credit Agreement between the Registrant and The First National Bank of Chicago(4)
10.46	Stock Purchase Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.47	Registration Rights Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.48	Stock Purchase Agreement between the Registrant and Enterprise Engines, Inc. dated December 15, 1999(5)
10.49	Non-Competition Agreement between the Registrant and David A. Taylor and Enterprise Engines, Inc. dated December 15, 1999(5)
10.50	Promissory Note between the Registrant and First Credit Bank dated November 8, 1999(5)
10.51	Deed of Trust between the Registrant and First Credit Bank dated November 8, 1999(5)

10.52	Ninth Amendment to office lease between the Registrant and Matco Enterprises, Inc. for Suites G an E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 23, 1999(5)
10.53	Third Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.54	Fourth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.55	Fifth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.56	Tenth Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 1, 2000(7)
10.57	Eleventh Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites I, J, K and L located at 5464 Carpinteria Avenue, Carpinteria, California dated November 16, 2000(7)
10.58	Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated September 8, 2000(7)
10.59	SanFrancisco Technology License Agreement between the Registrant and International Business Machines Corporation dated November 30, 1999(8)†
10.60	Lease Agreement between the Registrant and The Wright Family C Limited Partnership for Building A located at 6410 Via Real, Carpinteria, California dated February 10, 2001(9)
10.61	Lease Renewal Letter dated February 21, 2001, related to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)(9)
10.62	First Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated December 13, 2001(10)
10.63	Lease Agreement between the Registrant and Vof Forward Erenha for office space located at Beechavenue 125, 1119 RB Schiphol Rijk, The Netherlands, dated December 24, 2001
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-28441).

(2)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1999 filed April 30, 1999 (Commission File No. 0-22823).

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

(8)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2001 (Commission No. 0-22823),

(9)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 2001 filed June 14, 2001 (Commission No. 0-22823).

(10)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended October, 31, 2001 filed December 14, 2001 (Commission No. 0-22823).

(†)
Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

QuickLinks

  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
INDEPENDENT AUDITORS' REPORT
QAD INC. CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2002 AND 2001 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
QAD INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (IN THOUSANDS, EXCEPT PER SHARE DATA)
QAD INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000 (IN THOUSANDS)
QAD INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS