Form 10-Q
period 2002-04-30
QAD INC
filed 2002-06-14
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐.

        The number of shares outstanding of the issuer's common stock as of the close of business on May 31, 2002 was 34,371,955.

QAD INC.
INDEX

		Page

PART I
FINANCIAL INFORMATION
ITEM 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of April 30, 2002 and January 31, 2002	1
	Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2002 and 2001	2
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2002 and 2001	3
	Notes to Condensed Consolidated Financial Statements	4
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	14
PART II
OTHER INFORMATION
ITEM 1	Legal Proceedings	15
ITEM 2	Changes in Securities and Use of Proceeds	15
ITEM 3	Defaults upon Senior Securities	15
ITEM 4	Submission of Matters to a Vote of Security Holders	15
ITEM 5	Other Information	15
ITEM 6	Exhibits and Reports on Form 8-K	15

PART 1

ITEM 1—FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	April 30, 2002	January 31, 2002
Assets
Current assets:
Cash and equivalents	$50,021	$50,782
Accounts receivable, net	53,533	59,714
Other current assets	12,952	11,535

Total current assets	116,506	122,031
Property and equipment, net	19,940	20,512
Capitalized software development costs, net	2,674	2,963
Other assets, net	11,645	12,503

Total assets	$150,765	$158,009

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,753	$2,157
Accounts payable	9,533	10,069
Accrued expenses	24,529	28,299
Deferred revenue and other	61,974	58,854

Total current liabilities	97,789	99,379
Long-term debt	14,910	15,345
Other deferred liabilities	686	633
Minority interest	389	516
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 34,358,455 and 34,253,314 shares at April 30, 2002 and January 31, 2002, respectively	34	34
Additional paid-in-capital	115,196	114,911
Accumulated deficit	(71,290)	(65,595)
Accumulated other comprehensive loss	(6,949)	(7,214)

Total stockholders' equity	36,991	42,136

Total liabilities and stockholders' equity	$150,765	$158,009

See accompanying notes to condensed consolidated financial statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,
	2002	2001
Revenue:
License fees	$11,949	$15,108
Maintenance and other	25,318	25,750
Services	7,053	10,936

Total revenue	44,320	51,794
Costs and expenses:
Cost of license fees	1,964	2,946
Other cost of revenue	16,044	19,951
Sales and marketing	15,904	14,870
Research and development	8,336	7,489
General and administrative	5,603	5,816
Amortization of intangibles from acquisitions	282	1,006

Total costs and expenses	48,133	52,078

Operating loss	(3,813)	(284)
Other (income) expense:
Interest income	(199)	(371)
Interest expense	482	779
Other expense, net	248	197

Total other (income) expense	531	605

Loss before income taxes and cumulative effect of accounting change	(4,344)	(889)
Income tax expense	300	800

Loss before cumulative effect of accounting change	(4,644)	(1,689)
Cumulative effect of accounting change	(1,051)	—

Net loss	$(5,695)	$(1,689)

Basic and diluted net loss per share:
Before cumulative effect of accounting change	$(0.14)	$(0.05)
Cumulative effect of accounting change	(0.03)	—

Basic and diluted net loss per share	$(0.17)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended April 30,
	2002	2001
Net cash provided by operating activities	$679	$6,731
Cash flows from investing activities:
Purchase of property and equipment	(1,112)	(749)
Investment in software development	(225)	(262)

Net cash used in investing activities	(1,337)	(1,011)
Cash flows from financing activities:
Reduction of notes payable	(839)	(88)
Issuance of common stock for cash	285	249

Net cash provided by (used in) financing activities	(554)	161
Effect of exchange rates on cash and equivalents	451	(93)

Net increase (decrease) in cash and equivalents	(761)	5,788
Cash and equivalents at beginning of period	50,782	36,500

Cash and equivalents at end of period	$50,021	$42,288

See accompanying notes to condensed consolidated financial statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2002. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ending January 31, 2003.

        Certain prior period balances have been reclassified to conform to current period presentation.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

        On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Among other things, SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with its provisions. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144.

        SFAS 142 also requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. We have up to six months from that date to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. If an indication exists that the reporting unit's goodwill may be impaired, the implied fair value of the reporting unit's goodwill must be compared to its carrying amount. This comparison is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss is to be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill that is reflected as a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the three months ended April 30, 2002. For further discussion related to SFAS 142, see note 5 within these Notes to Condensed Consolidated Financial Statements.

        Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Among other things, SFAS 144 supersedes SFAS 121. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142. The adoption of SFAS 144 did not have a material impact on our financial statements.

        Also effective February 1, 2002, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (EITF 01-14). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Comparative financial statements for prior periods include reclassifications to comply with the guidance of this announcement. The adoption of this EITF does not affect net income or loss in any past or future period, but will increase both services revenue and other cost of revenue equally. Adoption of EITF 01-14 did not have a material impact on our total gross margin percentage.

3.    COMPREHENSIVE LOSS

        Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

	Three Months Ended April 30,
(In thousands)
	2002	2001
Net loss	$(5,695)	$(1,689)
Foreign currency translation adjustments	265	(2,041)

Comprehensive loss	$(5,430)	$(3,730)

4.    PER SHARE INFORMATION

        The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended April 30,
(In thousands, except per share data)
	2002	2001
Net loss	$(5,695)	$(1,689)

Weighted average shares of common stock outstanding	34,305	33,867
Weighted average shares of common stock equivalents issued using the treasury stock method	—	—

Weighted average shares of common stock and common stock equivalents outstanding	34,305	33,867

Basic and diluted net loss per share	$(0.17)	$(0.05)

        Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 500,000 and 300,000 for the three months ended April 30, 2002 and 2001, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the three months ended April 30, 2002 and 2001, basic and diluted per share amounts are the same for each respective period.

5.    GOODWILL AND INTANGIBLE ASSETS

  Acquired Intangible Assets

(In thousands)	April 30, 2002	January 31, 2002
Amortizable Intangible Assets
(various, principally customer contracts)	$8,893	$8,684
Less: accumulated amortization	(7,233)	(6,786)

Net amortizable intangible assets	$1,660	$1,898

        As of January 31, 2002 and April 30, 2002, we had no intangible assets that were determined to have indefinite useful lives, and therefore were not subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.3 million and $0.7 million for the three months ended April 30, 2002 and 2001, respectively.

        The estimated amortization expense related to amortizable intangible assets for the years ended January 31, 2003, 2004 and 2005 is $0.8 million, $0.7 million and $0.2 million, respectively. No additional amortization is estimated in fiscal year 2006 and thereafter.

  Goodwill

        For the applicable reporting units, the changes in the carrying amount of goodwill for the three months ended April 30, 2002, were as follows:

(In thousands)	EMEA	Asia Pacific	Latin America	Total
Balances, February 1, 2002	$6,325	$1,036	$966	$8,327
Impairment loss	—	(1,051)	—	(1,051)
Impact of foreign currency translation	258	15	(25)	248

Balances, April 30, 2002	$6,583	$—	$941	$7,524

        In connection with the adoption of SFAS 142, all reporting units were valued and tested for impairment where applicable. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. The impairment loss recorded for Asia Pacific relates to anticipated trends in this reporting unit as the recovery of the manufacturing sector tends to lag behind the other regions. In accordance with the transition provisions of SFAS 142, the $1.1 million impairment loss related to Asia Pacific goodwill was included as a cumulative effect of accounting change in our April 30, 2002, Condensed Consolidated Statement of Operations.

        For comparability, the following table assumes that SFAS 142 was adopted on February 1, 2001. The table adjusts net loss before cumulative effect of accounting change for amortization expense related to goodwill.

	Three Months Ended April 30,
(In thousands, except per share data)
	2002	2001
Net loss before cumulative effect of accounting change	$(4,644)	$(1,689)
Adjustments to net loss:
Goodwill amortization	—	291

Adjusted net loss before cumulative effect of accounting change	$(4,644)	$(1,398)

Basic and diluted net loss per share:
Net loss before cumulative effect of accounting change	$(0.14)	$(0.05)
Goodwill amortization	—	0.01

Adjusted net loss before cumulative effect of accounting change	$(0.14)	$(0.04)

6.    RESTRUCTURING CHARGE

        In the past, we have implemented restructuring programs designed to strengthen operations and financial performance. Applicable charges and adjustments related to restructurings are included in costs and expenses in our Condensed Consolidated Statements of Operations. Below is a discussion of the active restructuring programs as of April 30, 2002.

        During fiscal year 2001, we undertook several initiatives to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions resulted in a $5.1 million charge taken in the third quarter of fiscal year 2001 and included facility consolidations ($1.0 million), a reduction of approximately 150 employees, contractors and consultants across most regions and functions ($2.2 million) and associated asset write-downs ($1.9 million). As of April 30, 2002, $3.9 million of this charge was utilized and $1.0 million was adjusted downwards because employee termination costs were lower than originally estimated. We expect to pay the remaining balance of $0.2 million, primarily consisting of lease obligations, by the end of fiscal 2007.

        During fiscal year 2002, we continued our fiscal year 2001 initiative resulting in a $0.7 million and $0.4 million charge in the second quarter and fourth quarter, respectively. These charges primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal year 2002, we recorded adjustments of $0.7 million and $0.3 million to the statement of operations in the second quarter and third quarter, respectively. These adjustments, totaling $1.0 million, were to the fiscal year 2001 restructuring accrual noted above. As of April 30, 2002, of the combined $1.1 million fiscal year 2002 restructuring charges, $0.4 million had been utilized. The remaining balance of $0.7 million related to lease obligations is expected to be paid through fiscal year 2007.

        The following table presents the restructuring activities through April 30, 2002 resulting from each of the aforementioned programs:

(In thousands)	Lease Obligations	Employee Termination Costs	Total Restructuring
Balances, January 31, 2002	$984	$31	$1,015
Fiscal year 2003 activity:
Utilization	(146)	(2)	(148)

Balances, April 30, 2002	$838	$29	$867

7.    BUSINESS SEGMENT INFORMATION

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

        Business segment information for the three months ended April 30, 2001, has been restated due to a change in certain cost allocations between Corporate and the regions during the second quarter of fiscal year 2002. Revenue for the three months ended April 30, 2001, has been restated to comply with the guidance of EITF 01-14 regarding the characterization of reimbursements received for out-of-pocket expenses. For further discussion of EITF 01-14, see note 2 within these Notes to Condensed Consolidated Financial Statements.

	Three Months Ended April 30,
(In thousands)
	2002	2001
Revenue:
North America	$18,642	$20,770
EMEA	14,232	19,313
Asia Pacific	8,258	9,025
Latin America	3,188	2,686

	$44,320	$51,794

Operating income (loss):
North America	$2,279	$2,590
EMEA	(1,590)	(456)
Asia Pacific	(1,174)	(1,246)
Latin America	(525)	(956)
Corporate	(2,803)	(216)

	$(3,813)	$(284)

	April 30, 2002	January 31, 2002
Identifiable assets:
North America	$76,305	$72,889
EMEA	46,885	53,888
Asia Pacific	22,434	26,167
Latin America	5,141	5,065

	$150,765	$158,009

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 2002. These include, but are not limited to, evolving demand for the company's software products and products that operate with the company's products, the publication of opinions by industry analysts about the company, its products and technology, the entry of new competitors and their technological advances, delays in localizing the company's products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, pricing, timing of new product releases, the method of product distribution or product mix and general economic factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. In addition, revenue and earnings in the enterprise resource planning (ERP), e-business and collaborative commerce software industries are subject to fluctuations. Investors should not use any one quarter's results as a benchmark for future growth. We undertake no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

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

      Maintenance Revenue.  Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

      Services Revenue.  Revenue from technical and implementation services is recognized as the services are performed for the time-and-materials contracts. Revenue from training services is recognized as the services are performed.

      We believe that we are currently in compliance with SOP No. 97-2, SOP No. 98-9 and SAB No. 101. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in revenue recognition. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

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

  •
  Impairment of Long-Lived Assets and Valuation of Deferred Tax Assets. Our long-lived assets include goodwill, intangibles, deferred taxes and other assets. At April 30, 2002, we had $9.2 million of goodwill and other intangible assets, and $0.3 million of net deferred tax assets, current and non-current, which when combined account for approximately 6% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to support the carrying value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which requires us to analyze goodwill for impairment issues during the first six months of fiscal year 2003, and then on a periodic basis thereafter. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill which is reflected as a cumulative effect of accounting change in the Condensed Consolidated Statements of Operations for the three months ended April 30, 2002. For a further discussion of SFAS 142, see note 2 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the carrying value of our net deferred tax assets reflect an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider estimated future taxable income and tax planning strategies that are both prudent and feasible. Should we determine that it is more likely than not that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made. Likewise, should we determine that it is more likely than not that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended April 30,
	2002	2001
Revenue:
License fees	27%	29%
Maintenance and other	57	50
Services	16	21

Total revenue	100	100
Costs and expenses:
Cost of license fees	5	6
Other cost of revenue	36	38
Sales and marketing	36	29
Research and development	19	15
General and administrative	13	11
Amortization of intangibles from acquisitions	—	2

Total costs and expenses	109	101

Operating loss	(9)	(1)
Other (income) expense	1	1

Loss before income taxes and cumulative effect of accounting change	(10)	(2)
Income tax expense	1	1

Loss before cumulative effect of accounting change	(11)	(3)
Cumulative effect of accounting change	(2)	—

Net loss	(13)%	(3)%

        Total Revenue.    Total revenue for the first quarter of fiscal year 2003 was $44.3 million, a decline of $7.5 million, or 14%, from $51.8 million in the first quarter of fiscal year 2002. The decrease in total revenue was impacted by extended sales cycles and reduced IT spending in today's economic environment.

        License revenue decreased $3.2 million to $11.9 million for the first quarter of fiscal year 2003 from $15.1 million for the same period last year. The year-to-year decline reflects the continued slowdown in corporate IT spending within our core customer base of manufacturers due to current economic conditions. Maintenance and other revenue decreased approximately $0.5 million for the current quarter to $25.3 million from $25.8 million for the quarter ended April 30, 2001. This decline is primarily attributable to declines in hardware sales. Services revenue decreased $3.9 million when compared to the first quarter of last year. The decline in services revenue is related to a reduction in large-scale service engagements correlating with the recent license revenue trend.

        Total Cost of Revenue.    Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue decreased to 41% in the first quarter of fiscal year 2003 from 44% in the first quarter of fiscal year 2002. This percentage decrease is primarily the result of the mix of revenues. Maintenance and other revenues increased to 57% of revenues from 50% last year, offset by a lower proportion of services revenue, which carries a lesser gross margin than license and maintenance revenue. In addition, the company terminated a third party royalty contract, which resulted in a one-time benefit of approximately $600,000, or 1% improvement to the gross margin percentage.

        Sales and Marketing.    Sales and marketing expense increased 7% to $15.9 million for the first quarter of fiscal year 2003 from $14.9 million in the comparable prior year period. The increase in spending was primarily due to an increase in personnel and related expenses due to the replenishment of sales and marketing staff. It should be noted that during the first quarter of each fiscal year, we hold our annual sales kick-off meeting that ensures our corporate strategy and current and planned product offerings are well understood by our personnel. During the first quarter of fiscal year 2003, we expensed $0.7 million in connection with this event.

        Research and Development.    Research and development expense increased 11% to $8.3 million for the first quarter of fiscal year 2003. The year-to-year increase primarily relates to increased personnel and related expenses as we continue to invest in the development of our products.

        General and Administrative.    General and administrative expense remained relatively flat at $5.6 million and $5.8 million for the first quarter of fiscal year 2003 and 2002, respectively.

        Amortization of Intangibles from Acquisitions.    Amortization of intangibles from acquisitions was down $0.7 million at $0.3 million for the current quarter when compared to the same quarter last year, because certain intangibles are now fully amortized and due to the discontinued amortization of goodwill with our adoption of SFAS 142 in the current quarter.

        Operating Expenses.    Operating expenses include sales and marketing, research and development, general and administrative, and amortization of intangibles from acquisitions. In total, these expenses were up $0.9 million at $30.1 million for the current quarter when compared to last year for the reasons described above. Payroll expenses overall, were flat to last year. While support, sales and marketing, and research and development payroll expenses have increased, services and general and administrative payroll expenses have decreased. It should also be noted that we adjusted the discretionary component of the fiscal year 2002 bonus pool, resulting in a $0.6 million benefit, of which $0.5 million related to operating expenses and $0.1 million related to cost of revenue.

        Income Taxes.    We recorded income tax expense of $0.3 million and $0.8 million for the three months ended April 30, 2002 and 2001, respectively. These amounts include taxes in jurisdictions that were profitable during these periods. We have not provided benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits.

        Cumulative Effect of Accounting Change.    In the current quarter, we adopted SFAS 142 related to impairment tests for goodwill, resulting in the reporting of a cumulative effect of a change in accounting principle of $1.1 million. For further discussion of SFAS 142, see note 2 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

PRO FORMA FINANCIAL RESULTS

        Pro forma information is provided below to assist in evaluating our performance on a more consistent year-to-year basis. However, pro forma information should not be considered in isolation or as a substitute for net loss or other information prepared in accordance with accounting principles generally accepted in the United States. Pro forma amounts have been adjusted to exclude amortization of intangibles from acquisitions and a cumulative effect of accounting change related to goodwill. Pro forma adjustments are detailed below in a reconciliation from net loss calculated in accordance with accounting principles generally accepted in the United States to pro forma net loss.

	Three Months Ended April 30,
(In thousands, except per share data)
	2002	2001
Reconciliation of net loss to pro forma net loss:
Net loss	$(5,695)	$(1,689)
Adjustments to net loss:
Amortization of intangibles from acquisitions	282	1,006
Cumulative effect of accounting change	1,051	—

Pro forma net loss	$(4,362)	$(683)

Pro forma basic and diluted net loss per share	$(0.13)	$(0.02)
Pro forma basic and diluted weighted shares	34,305	33,867

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. We had working capital of $18.7 million as of April 30, 2002, compared to $22.7 million as of January 31, 2002. Cash and equivalents were $50.0 million and $50.8 million at April 30, 2002, and January 31, 2002, respectively.

        Accounts receivable, net of allowances, decreased to $53.5 million at April 30, 2002, from $59.7 million at January 31, 2002. Accounts receivable days sales outstanding, using the countback method, increased to 96 days as of April 30, 2002, compared to 75 days at January 31, 2002, due to slower customer payments in this economic environment.

        Net cash provided by operating activities was $0.7 million and $6.7 million for the three months ended April 30, 2002 and 2001, respectively. The year-over-year change relates mainly to a larger net loss in the current quarter.

        Net cash used in investing activities was $1.3 million and $1.0 million for the three months ended April 30, 2002 and 2001, respectively, and related primarily to the purchase of property and equipment. At April 30, 2002, we had no material commitments for capital expenditures. However, we are investigating the possibility of constructing a company headquarters on property owned by QAD in Summerland, California, a neighboring community to our existing headquarters in Carpinteria, California.

        Net cash provided by (used in) financing activities totaled $(0.6) million and $0.2 million for the three months ended April 30, 2002 and 2001, respectively, and was comprised of repayments of borrowings and proceeds from the issuance of common stock.

        We maintain a five-year senior credit facility with Foothill Capital Corporation (the Facility). The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12 month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum tangible net worth. These covenants escalate over time. We continue to monitor our performance and ability to meet the covenants in future periods. At April 30, 2002, we were in compliance with the covenants. For the range of expected results for the second quarter of fiscal year 2003, we are likely to meet these covenants if we achieve the high end of the range. However, at the low end of the range, we are not likely to meet these covenants. If we were unable to meet future covenants, we would seek to obtain a waiver from the bank and may be required to renegotiate the existing terms of the Facility in order to receive such a waiver. Under such circumstances, there can be no assurance that we would obtain such a waiver or negotiate terms that are favorable to QAD. The Facility currently provides that the term loan shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter.

        We believe that the cash on hand, net cash provided by operating activities and the expected available borrowings under our credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Exchange.    For the three months ended April 30, 2002 and 2001, approximately 30% and 40%, respectively, of our revenue was denominated in foreign currencies. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

        Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. For both the three months ended April 30, 2002 and 2001, foreign currency transaction losses totaled approximately $0.3 million. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

        We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal year 2003 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2002 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal year 2003.

PART II

ITEM 1—LEGAL PROCEEDINGS

        Not applicable

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5—OTHER INFORMATION

        Not applicable

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

    None

  b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended April 30, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)

Date: June 14, 2002	By:	/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer (on behalf of the registrant)

	By:	/s/ VALERIE J. MILLER Valerie J. Miller Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

PART 1
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