Form 10-Q
period 2002-07-31
QAD INC
filed 2002-09-16
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2002

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

        The number of shares outstanding of the issuer's common stock as of the close of business on August 30, 2002, was 34,454,285.

QAD INC.

INDEX

		Page
PART I
FINANCIAL INFORMATION
ITEM 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of July 31, 2002 and January 31, 2002	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2002 and 2001	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2002 and 2001	3
	Notes to Condensed Consolidated Financial Statements	4
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	16
PART II
OTHER INFORMATION
ITEM 4	Submission of Matters to a Vote of Security Holders	17
ITEM 6	Exhibits and Reports on Form 8-K	17
SIGNATURES		18
CERTIFICATIONS		19

PART 1

ITEM 1—FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	July 31, 2002	January 31, 2002
Assets
Current assets:
Cash and equivalents	$53,251	$50,782
Accounts receivable, net	39,142	59,714
Other current assets	12,893	11,535

Total current assets	105,286	122,031
Property and equipment, net	21,055	20,512
Capitalized software development costs, net	2,664	2,963
Other assets, net	11,711	12,503

Total assets	$140,716	$158,009

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,748	$2,157
Accounts payable	7,839	10,069
Accrued expenses	25,502	28,299
Deferred revenue and other	56,962	58,854

Total current liabilities	92,051	99,379
Long-term debt	14,475	15,345
Other deferred liabilities	713	633
Minority interest	415	516
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 34,440,785 and 34,253,314 shares at July 31, 2002 and January 31, 2002, respectively	34	34
Additional paid-in-capital	115,395	114,911
Accumulated deficit	(75,248)	(65,595)
Accumulated other comprehensive loss	(7,119)	(7,214)

Total stockholders' equity	33,062	42,136

Total liabilities and stockholders' equity	$140,716	$158,009

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenue:
License fees	$11,204	$13,729	$23,153	$28,837
Maintenance and other	26,372	26,357	51,690	52,107
Services	7,702	10,090	14,755	21,026

Total revenue	45,278	50,176	89,598	101,970
Costs and expenses:
Cost of license fees	1,756	2,550	3,720	5,496
Other cost of revenue	15,586	19,744	31,630	39,695
Sales and marketing	16,433	14,904	32,337	29,774
Research and development	8,877	8,248	17,213	15,737
General and administrative	5,503	5,681	11,106	11,497
Amortization of intangibles from acquisitions	295	984	577	1,990

Total costs and expenses	48,450	52,111	96,583	104,189

Operating loss	(3,172)	(1,935)	(6,985)	(2,219)
Other (income) expense:
Interest income	(217)	(456)	(416)	(827)
Interest expense	387	590	869	1,369
Other (income) expense, net	316	(22)	564	175

Total other (income) expense	486	112	1,017	717

Loss before income taxes and cumulative effect of accounting change	(3,658)	(2,047)	(8,002)	(2,936)
Income tax expense	300	300	600	1,100

Loss before cumulative effect of accounting change	(3,958)	(2,347)	(8,602)	(4,036)
Cumulative effect of accounting change	—	—	1,051	—

Net loss	$(3,958)	$(2,347)	$(9,653)	$(4,036)

Basic and diluted net loss per share:
Before cumulative effect of accounting change	$(0.12)	$(0.07)	$(0.25)	$(0.12)
Cumulative effect of accounting change	—	—	(0.03)	—

Basic and diluted net loss per share	$(0.12)	$(0.07)	$(0.28)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2002	2001
Net cash provided by operating activities	$6,786	$16,206
Cash flows from investing activities:
Purchase of property and equipment	(3,766)	(1,686)
Investment in software development	(885)	(469)
Other, net	21	—

Net cash used in investing activities	(4,630)	(2,155)
Cash flows from financing activities:
Reduction of notes payable	(1,279)	(2,587)
Issuance of common stock for cash	484	470

Net cash used in financing activities	(795)	(2,117)
Effect of exchange rates on cash and equivalents	1,108	(202)

Net increase in cash and equivalents	2,469	11,732
Cash and equivalents at beginning of period	50,782	36,500

Cash and equivalents at end of period	$53,251	$48,232

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2002. The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of the results to be expected for the year ending January 31, 2003.

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

        SFAS 142 also requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. We have up to six months from that date to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. If an indication exists that the reporting unit's goodwill may be impaired, the implied fair value of the reporting unit's goodwill must be compared to its carrying amount. This comparison is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss is to be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill that is reflected as a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the six months ended July 31, 2002. For further discussion related to SFAS 142, see note 5 within these Notes to Condensed Consolidated Financial Statements.

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

        Also effective February 1, 2002, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (EITF 01-14). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Comparative financial statements for prior periods include reclassifications to comply with the guidance of this announcement. The adoption of this EITF does not affect net income or loss in any past or future period, but will increase both services revenue and other cost of revenue equally. Adoption of

EITF 01-14 did not have a material impact on our total gross margin percentage. In implementing EITF 01-14, we recharacterized reimbursements received for out-of-pocket expenses incurred as revenue in the amount of $0.3 million and $0.7 million for the three and six months ended July 31, 2002 and $0.6 million and $1.1 million for the three and six months ended July 31, 2001, respectively.

3.    COMPREHENSIVE LOSS

        Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)
	2002	2001	2002	2001
Net loss	$(3,958)	$(2,347)	$(9,653)	$(4,036)
Foreign currency translation adjustments	(170)	(306)	95	(2,347)

Comprehensive loss	$(4,128)	$(2,653)	$(9,558)	$(6,383)

4.    PER SHARE INFORMATION

        The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share data)
	2002	2001	2002	2001
Net loss	$(3,958)	$(2,347)	$(9,653)	$(4,036)

Weighted average shares of common stock outstanding	34,400	34,024	34,353	33,947
Weighted average shares of common stock equivalents issued using the treasury stock method	—	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding	34,400	34,024	34,353	33,947

Basic and diluted loss per share	$(0.12)	$(0.07)	$(0.28)	$(0.12)

        Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 181,000 and 333,000 for the three and six months ended July 31, 2002 and 363,000 and 315,000 for the three and six months ended July 31, 2001, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the three and six months ended July 31, 2002 and 2001, basic and diluted per share amounts are the same for each respective period.

5.    GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

(In thousands)	July 31, 2002	January 31, 2002
Amortizable Intangible Assets (various, principally customer contracts)	$9,255	$8,684
Less: accumulated amortization	(7,817)	(6,786)

Net amortizable intangible assets	$1,438	$1,898

        The increase in amortizable intangible assets from January 31, 2002 to July 31, 2002 is due to the impact of foreign currency translation. As of January 31, 2002 and July 31, 2002, we had no intangible assets that were determined to have indefinite useful lives, and therefore were not subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.3 million and $0.6 million for the three and six months ended July 31, 2002 and $0.7 million and $1.4 million for the three and six months ended July 31, 2001, respectively.

        The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2003, 2004 and 2005 is $0.5 million, $0.7 million and $0.2 million, respectively. No additional amortization is estimated in fiscal year 2006 and thereafter.

Goodwill

        For the applicable reporting units, the changes in the carrying amount of goodwill for the six months ended July 31, 2002, were as follows (reporting unit regions are defined in note 7 within these Notes to Condensed Consolidated Financial Statements):

(In thousands)	EMEA	Asia Pacific	Latin America	Total
Balances, February 1, 2002	$6,325	$1,036	$966	$8,327
Impairment loss	—	(1,051)	—	(1,051)
Impact of foreign currency translation	716	15	(70)	661

Balances, July 31, 2002	$7,041	$—	$896	$7,937

        In connection with the adoption of SFAS 142 on February 1, 2002, all reporting units were valued and tested for impairment where applicable. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. The impairment loss recorded for Asia Pacific relates to anticipated trends in this reporting unit as the recovery of the manufacturing sector tends to lag behind the other regions. In accordance with the transition provisions of SFAS 142, the 2003 fiscal first quarter $1.1 million impairment loss related to Asia Pacific goodwill was recorded as a cumulative effect of accounting change and is included in our Condensed Consolidated Statement of Operations for the six months ended July 31, 2002.

        For comparability, the following table assumes that SFAS 142 was adopted on February 1, 2001. The table adjusts net loss before cumulative effect of accounting change for amortization expense related to goodwill.

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share data)
	2002	2001	2002	2001
Loss before cumulative effect of accounting change	$(3,958)	$(2,347)	$(8,602)	$(4,036)
Adjustments to net loss:
Goodwill amortization	—	285	—	576

Adjusted net loss before cumulative effect of accounting change	$(3,958)	$(2,062)	$(8,602)	$(3,460)

Basic and diluted net loss per share:
Net loss before cumulative effect of accounting change	$(0.12)	$(0.07)	$(0.25)	$(0.12)
Goodwill amortization	—	0.01	—	0.02

Adjusted net loss before cumulative effect of accounting change	$(0.12)	$(0.06)	$(0.25)	$(0.10)

6.    RESTRUCTURING CHARGE

        In the past, we have implemented restructuring programs designed to strengthen operations and financial performance. Applicable charges and adjustments related to restructurings are included in costs and expenses in our Condensed Consolidated Statements of Operations. Below is a discussion of the active restructuring programs as of July 31, 2002.

        During fiscal year 2001, we undertook several initiatives to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions resulted in a $5.1 million charge taken in the third quarter of fiscal year 2001 and included facility consolidations ($1.0 million), a reduction of approximately 150 employees, contractors and consultants across most regions and functions ($2.2 million) and associated asset write-downs ($1.9 million). As of July 31, 2002, $4.0 million of this charge was utilized and $1.0 million was adjusted downwards because employee termination costs were lower than originally estimated. We expect to pay the remaining balance of $0.1 million, primarily consisting of lease obligations, by the end of fiscal 2007.

        During fiscal year 2002, we continued our fiscal year 2001 initiative resulting in a $0.7 million and $0.4 million charge in the second quarter and fourth quarter, respectively. These charges primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal year 2002, we recorded adjustments of $0.7 million and $0.3 million to the Statement of Operations in the second quarter and third quarter, respectively. These adjustments, totaling $1.0 million, were to the fiscal year 2001 restructuring accrual noted above. As of July 31, 2002, of the combined $1.1 million fiscal year 2002 restructuring charges, $0.5 million had been utilized. The remaining balance of $0.6 million related to lease obligations is expected to be paid through fiscal year 2007.

        The following table presents the restructuring activities through July 31, 2002, resulting from each of the aforementioned programs:

(In thousands)	Lease Obligations	Employee Termination Costs	Total Restructuring
Balances, January 31, 2002	$984	$31	$1,015
Fiscal year 2003 activity:
Utilization	(345)	—	(345)

Balances, July 31, 2002	$639	$31	$670

7.    BUSINESS SEGMENT INFORMATION

        QAD operates in geographic regions. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

        Operating income attributable to each business segment is based upon management's assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by QAD manufacturing operations at the price charged to the distribution operation. Income from manufacturing operations and research and development costs are included in the Corporate operating segment. Identifiable assets are assigned by region based upon the location of each legal entity.

        Revenue for the three and six months ended July 31, 2001, has been restated to comply with the guidance of EITF 01-14 regarding the characterization of reimbursements received for out-of-pocket expenses. For further discussion of EITF 01-14, see note 2 within these Notes to Condensed Consolidated Financial Statements.

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)
	2002	2001	2002	2001
Revenue:
North America	$18,916	$19,122	$37,558	$39,502
EMEA	15,810	18,582	30,042	38,203
Asia Pacific	7,518	9,816	15,776	18,887
Latin America	3,034	2,656	6,222	5,378

	$45,278	$50,176	$89,598	$101,970

Operating income (loss):
North America	$2,565	$3,095	$4,844	$5,685
EMEA	(819)	(569)	(2,409)	(1,025)
Asia Pacific	(1,382)	(2,048)	(2,556)	(3,294)
Latin America	(501)	(958)	(1,026)	(1,914)
Corporate	(3,035)	(1,455)	(5,838)	(1,671)

	$(3,172)	$(1,935)	$(6,985)	$(2,219)

	July 31, 2002	January 31, 2002
Identifiable assets:
North America	$67,557	$72,889
EMEA	44,694	53,888
Asia Pacific	23,617	26,167
Latin America	4,848	5,065

	$140,716	$158,009

8.    SUBSEQUENT EVENT

        In August 2002, we announced the implementation of a cost reduction program aimed at reducing annualized operating expenses in order to better align expenses with current business levels. In connection with this program, we expect to report a restructuring charge of approximately $2 to $3 million in the 2003 fiscal third quarter, consisting primarily of employee termination costs occurring across all regions and most functions.

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

  •
  Impairment of Long-Lived Assets and Valuation of Deferred Tax Assets.  Our long-lived assets include goodwill, intangibles, deferred taxes and other assets. At July 31, 2002, we had $9.4 million of goodwill and other intangible assets, and $0.3 million of net deferred tax assets, current and non-current, which when combined account for approximately 7% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to support the carrying value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which requires us to analyze goodwill for impairment issues during the first six months of fiscal year 2003, and then on a periodic basis thereafter. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill that is reflected as a cumulative effect of accounting change in the Condensed Consolidated Statements of Operations for the six months ended July 31, 2002. For a further discussion of SFAS 142, see note 2 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

  Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the carrying value of our net deferred tax assets reflects an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider estimated future taxable income and tax planning strategies that are both prudent and feasible. Should we determine that it is more likely than not that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made. Likewise, should we determine that it is more likely than not that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenue:
License fees	25%	27%	26%	28%
Maintenance and other	58	53	58	51
Services	17	20	16	21

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	4	5	4	5
Other cost of revenue	34	39	35	39
Sales and marketing	36	30	36	29
Research and development	20	17	19	16
General and administrative	12	11	13	11
Amortization of intangibles from acquisitions	1	2	1	2

Total costs and expenses	107	104	108	102

Operating loss	(7)	(4)	(8)	(2)
Other (income) expense	1	—	1	1

Loss before income taxes and cumulative effect of accounting change	(8)	(4)	(9)	(3)
Income tax expense	1	1	1	1

Loss before cumulative effect of accounting change	(9)	(5)	(10)	(4)
Cumulative effect of accounting change	—	—	1	—

Net loss	(9)%	(5)%	(11)%	(4)%

        Total Revenue.    Total revenue for the second quarter of fiscal year 2003 was $45.3 million, a decline of $4.9 million, or 10%, from $50.2 million in the second quarter of fiscal year 2002. Total revenue for the six months ended July 31, 2002, was $89.6 million, a decline of 12%, or $12.4 million, from $102.0 million in the comparable prior year period. This decrease in total revenue on both a quarter-to-quarter and year-to-year basis was driven by declines in license fees and services revenues while maintenance and other revenue was flat on a quarter-to-quarter basis and declined slightly on a year-to-year-basis.

        License revenue decreased $2.5 million to $11.2 million for the second quarter of fiscal year 2003 from $13.7 million for the same period last year. For the six months ended July 31, 2002, license revenue was $23.2 million, a $5.7 million decline from the same period last year. These declines reflect the continued slowdown in corporate IT spending within our core customer base of manufacturers due to current economic conditions. Maintenance and other revenue was flat to the second quarter of last year at $26.4 million. Maintenance revenue increased due to growth in our installed base, but was offset by declines in hardware sales. On a year-to-date basis, maintenance and other revenue decreased $0.4 million to $51.7 million for the current quarter from $52.1 million for the first six months of fiscal year 2002 primarily due to declines in hardware revenue, partially offset by increases in maintenance revenue. Second quarter services revenue decreased $2.4 million when compared to the second quarter of last year and declined $6.3 million for the six months ended July 31, 2002 when compared to the same period last year. The declines in services revenue correlate with the recent license revenue trend.

        Total Cost of Revenue.    Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue decreased to 38% in the second quarter of fiscal year 2003 from 44% in the second quarter of fiscal year 2002 and on a year-to-date basis decreased to 39% in fiscal year 2003 from 44% in fiscal year 2002. These percentage decreases are primarily the result of the mix of revenues. Maintenance and other revenues increased to 58% of revenues from 53% in the year-ago quarter and to 58% from 51% on a year-to-date basis, offset by a lower proportion of services revenues, which carries a lesser gross margin than license and maintenance revenue. In addition, in the first quarter of fiscal year 2003, the company terminated a third party royalty contract, which resulted in a one-time benefit of approximately $600,000, which represents a less than 1% improvement to the gross margin percentage on a year-to-date basis.

        Sales and Marketing.    Sales and marketing expense increased 10% to $16.4 million for the second quarter of fiscal year 2003 from $14.9 million in the comparable prior year period. On a current year-to-date basis, sales and marketing expense increased $2.6 million or 9% to $32.3 million compared to the first six months of fiscal year 2002. The increase in spending was primarily due to increased personnel costs and marketing efforts including a higher level of net expense in the current year for our annual Explore User Conference.

        Research and Development.    Research and development expense was $8.9 million for the second quarter of fiscal year 2003, up from $8.2 million in the second quarter of fiscal year 2002. During the six months ended July 31, 2002, research and development expense increased $1.5 million to $17.2 million from $15.7 million in the same prior year period. These increases were primarily due to increased personnel expenses related to our continued investment in the development of our new and existing products.

        General and Administrative.    General and administrative expense remained relatively flat at $5.5 million and $5.7 million for the second quarter of fiscal year 2003 and 2002, respectively. In the six months ended July 31, 2002, general and administrative expense was also relatively flat at $11.1 million from $11.5 million in the same prior year period.

        Amortization of Intangibles from Acquisitions.    Amortization of intangibles from acquisitions was down $0.7 million at $0.3 million for the current quarter when compared to the same quarter last year and down $1.4 million from $2.0 million last year to $0.6 million on a current year-to-date basis, because certain intangibles are now fully amortized and due to the discontinued amortization of goodwill with our adoption of SFAS 142 last quarter.

        Operating Expenses.    Operating expenses include sales and marketing, research and development, general and administrative, and amortization of intangibles from acquisitions. In total, these expenses were up $1.3 million at $31.1 million for the current quarter when compared to last year for the reasons described above. During the six months ended July 31, 2002 operating expenses increased $2.2 million to $61.2 million from $59.0 million in the same prior year period. Payroll expenses, overall, were down from last year. While support, services and general and administrative payroll expenses have declined, sales and marketing, and research and development payroll expenses have increased. It should also be noted that during the first quarter of fiscal year 2003 we adjusted the discretionary component of the fiscal year 2002 bonus pool, resulting in a $0.6 million benefit, of which $0.5 million related to operating expenses and $0.1 million related to cost of revenue.

        In August 2002, we announced the implementation of a cost reduction program aimed at reducing annualized operating expenses in order to better align expenses with current business levels. In connection with this program, we expect to report a restructuring charge of approximately $2 to $3 million in the 2003 fiscal third quarter, consisting primarily of employee termination costs occurring across all regions and most functions.

        Income Taxes.    We recorded income tax expense of $0.3 million for the second quarter of both fiscal years 2003 and 2002 and $0.6 million and $1.1 million for the six months ended July 31, 2002 and 2001, respectively. These amounts include taxes in jurisdictions that were profitable during these periods. We have not provided a benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits.

        Cumulative Effect of Accounting Change.    In the first quarter of fiscal year 2003, we adopted SFAS 142 related to impairment tests for goodwill, resulting in the reporting of a cumulative effect of a change in accounting principle of $1.1 million. For further discussion of SFAS 142, see note 2 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share data)
	2002	2001	2002	2001
Reconciliation of net loss to pro forma net loss:
Net loss	$(3,958)	$(2,347)	$(9,653)	$(4,036)
Adjustments to net loss:
Amortization of intangibles from acquisitions	295	984	577	1,990
Cumulative effect of accounting change	—	—	1,051	—

Pro forma net loss	$(3,663)	$(1,363)	$(8,025)	$(2,046)

Pro forma basic and diluted net loss per share	$(0.11)	$(0.04)	$(0.23)	(0.06)
Pro forma basic and diluted weighted shares	34,400	34,024	34,353	33,947

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Cash and equivalents were $53.3 million and $50.8 million at July 31, 2002, and January 31, 2002, respectively. We had working capital of $13.2 million as of July 31, 2002, compared to $22.7 million as of January 31, 2002. The decline primarily relates to a reduction in accounts receivable, partially offset by an increase in cash and decreases in accounts payable and other accrued expenses.

        Accounts receivable, net of allowances, declined to $39.1 million at July 31, 2002, from $59.7 million at January 31, 2002, primarily because collections have exceeded billings, due to the high volume of annual maintenance renewal billings processed in the fourth quarter and collected in the subsequent fiscal year. Accounts receivable days sales outstanding, using the countback method, increased to 85 days as of July 31, 2002, compared to 75 days at January 31, 2002, due to slower customer payments in this economic environment.

        Net cash provided by operating activities was $6.8 million and $16.2 million for the six months ended July 31, 2002 and 2001, respectively. The year-over-year change relates mainly to a larger net loss in the current year and a continued decrease in other accrued expenses.

        Net cash used in investing activities was $4.6 million and $2.2 million for the six months ended July 31, 2002 and 2001, respectively, and related primarily to the purchase of property and equipment. During the second quarter of fiscal year 2003, we commenced construction of a new company headquarters on property owned by QAD in Summerland, California, a neighboring community to our existing headquarters in Carpinteria, California. A primary motivation for this activity is to consolidate QAD Santa Barbara area operations. The current construction schedule is set to complete the effort so that it coincides with the lease termination of the existing company headquarters in nearby Carpinteria, California. Another significant motivation for this effort is that the current entitlement under the California Development Plan for the project will expire August 2003. However, we may be eligible to receive up to a one-year extension for this entitlement if substantial continuous construction is in progress. The Board of Directors has approved expenditures up to $3.5 million for the initial phases of these construction activities, including architectural design, demolition, excavation and grading.

        The preliminary construction budget is approximately $20 million and would be funded through a combination of cash and additional debt financing. In July 2002, we obtained a commitment from Santa Barbara Bank and Trust to finance a maximum of $18 million, subject to usual and customary due diligence by the bank. QAD may cancel this commitment at any time prior to funding of the loan, subject to a non-refundable commitment fee of $45,000. Funding of the loan, if approved by the Board of Directors, is expected by the end of fiscal year 2003. This commitment would require QAD to guarantee the construction financing and to repay the existing loan of $4.4 million encumbering the site. In total, the conditions of the loan would require QAD to contribute approximately $7 million in cash based on the preliminary budget. We expect to generate a portion of our cash contribution from the sale of another parcel of property located in Carpinteria, California.

        Net cash used in financing activities totaled $0.8 million and $2.1 million for the six months ended July 31, 2002 and 2001, respectively, and was comprised of repayments of borrowings and proceeds from the issuance of common stock.

        We maintain a five-year senior credit facility with Foothill Capital Corporation (the Facility). The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12 month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum tangible net worth. These covenants were renegotiated during the second quarter of fiscal year 2003. At July 31, 2002, we were in compliance with the renegotiated covenants. The Facility currently provides that the term loan shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter.

        We believe that the cash on hand, net cash provided by operating activities and the expected available borrowings under our credit facility and anticipated construction loan will provide us with sufficient resources to meet our current and long-term working capital requirements, construction requirements, debt service and other cash needs.

RECENT ACCOUNTING STANDARDS

        In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We do not expect that the adoption of SFAS 146 will have a material impact on our financial position or results from operations.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Exchange.    For the six months ended July 31, 2002 and 2001, approximately 30% and 35%, respectively, of our revenue was denominated in foreign currencies. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

        Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. For the six months ended July 31, 2002 and 2001, foreign currency transaction losses totaled $0.6 million and $0.4 million, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

PART II

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of stockholders held on June 6, 2002, the following proposals were adopted:

  (1)
  To elect two directors to hold office for a term of three years until the annual meeting of stockholders in the year 2005 (Class I Directors):

	Votes For	Votes Withheld
Jeffrey A. Lipkin	31,822,265	482,404
A.J. "Bert" Moyer	31,819,265	485,404
  (2)
  To ratify the appointment of KPMG LLP as the Company's independent auditors for the Company's 2003 fiscal year:

Votes For	Votes Against	Abstentions
32,243,709	50,227	10,733

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

10.1	Architectural Services Agreement between the Registrant and Lenvik & Minor Architects dated May 29, 2002.
10.2	Master Services Agreement between the Registrant and Equant, Inc. dated June 6, 2002. (†)
10.3	Consulting Agreement between the Registrant and Ove Arup & Partners California dated June 12, 2002.
10.4	Second Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated July 31, 2002.
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.
  b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the six months ended July 31, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)

Date: September 13, 2002	By:	/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer (on behalf of the registrant)
	By:	/s/ VALERIE J. MILLER Valerie J. Miller Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Karl F. Lopker, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of QAD Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ KARL F. LOPKER Karl F. Lopker Chief Executive Officer QAD Inc.

CERTIFICATIONS

I, Kathleen M. Fisher, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of QAD Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer QAD Inc.

QuickLinks

QAD INC. INDEX
PART 1
QAD INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share data)
QAD INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
QAD INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
QAD INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II
Signatures
CERTIFICATIONS
CERTIFICATIONS