Form 10-Q
period 2002-10-31
QAD INC
filed 2002-12-13
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

        The number of shares outstanding of the issuer's common stock as of December 2, 2002 was 34,579,069.

QAD INC.

INDEX

		Page
PART I
FINANCIAL INFORMATION
ITEM 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 31, 2002 and January 31, 2002	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2002 and 2001	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2002 and 2001	3
	Notes to Condensed Consolidated Financial Statements	4
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4	Controls and Procedures	19
PART II
OTHER INFORMATION
ITEM 5	Other Information	20
ITEM 6	Exhibits and Reports on Form 8-K	20
SIGNATURES		21
CERTIFICATIONS		22

PART 1

ITEM 1—FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	October 31, 2002	January 31, 2002
Assets
Current assets:
Cash and equivalents	$48,139	$50,782
Accounts receivable, net	38,400	59,714
Other current assets	13,771	11,535

Total current assets	100,310	122,031
Property and equipment, net	20,998	20,512
Capitalized software development costs, net	2,422	2,963
Other assets, net	11,188	12,503

Total assets	$134,918	$158,009

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$1,743	$2,157
Accounts payable	7,513	10,069
Accrued expenses	26,624	28,299
Deferred revenue and other	50,573	58,854

Total current liabilities	86,453	99,379
Long-term debt	14,060	15,345
Other deferred liabilities	731	633
Minority interest	384	516
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 34,564,069 and 34,253,314 shares at October 31, 2002 and January 31, 2002, respectively	34	34
Additional paid-in-capital	115,589	114,911
Accumulated deficit	(74,917)	(65,595)
Accumulated other comprehensive loss	(7,416)	(7,214)

Total stockholders' equity	33,290	42,136

Total liabilities and stockholders' equity	$134,918	$158,009

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenue:
License fees	$14,041	$14,404	$37,194	$43,241
Maintenance and other	26,844	25,719	78,534	77,826
Services	7,653	9,858	22,408	30,884

Total revenue	48,538	49,981	138,136	151,951
Costs and expenses:
Cost of license fees	2,451	3,260	6,171	8,756
Other cost of revenue	15,486	18,178	47,116	57,873
Sales and marketing	13,471	14,916	45,808	44,690
Research and development	7,994	8,026	25,207	23,763
General and administrative	4,804	5,642	15,910	17,139
Amortization of intangibles from acquisitions	263	925	840	2,915
Impairment loss	151	—	151	—
Restructuring	3,192	(314)	3,192	(314)

Total costs and expenses	47,812	50,633	144,395	154,822

Operating income (loss)	726	(652)	(6,259)	(2,871)
Other (income) expense:
Interest income	(183)	(291)	(599)	(1,118)
Interest expense	426	535	1,295	1,904
Other (income) expense, net	(148)	374	416	549

Total other (income) expense	95	618	1,112	1,335

Income (loss) before income taxes and cumulative effect of accounting change	631	(1,270)	(7,371)	(4,206)
Income tax expense	300	1,000	900	2,100

Income (loss) before cumulative effect of accounting change	331	(2,270)	(8,271)	(6,306)
Cumulative effect of accounting change	—	—	1,051	—

Net income (loss)	$331	$(2,270)	$(9,322)	$(6,306)

Basic and diluted net income (loss) per share:
Before cumulative effect of accounting change	$0.01	$(0.07)	$(0.24)	$(0.19)
Cumulative effect of accounting change	—	—	(0.03)	—

Basic and diluted net income (loss) per share	$0.01	$(0.07)	$(0.27)	$(0.19)

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2002	2001
Net cash provided by operating activities	$4,323	$17,303
Cash flows from investing activities:
Purchase of property and equipment	(5,995)	(3,631)
Investment in software development	(1,368)	(783)
Other, net	145	18

Net cash used in investing activities	(7,218)	(4,396)
Cash flows from financing activities:
Reduction of notes payable	(1,699)	(2,683)
Issuance of common stock for cash	678	670

Net cash used in financing activities	(1,021)	(2,013)
Effect of exchange rates on cash and equivalents	1,273	124

Net increase (decrease) in cash and equivalents	(2,643)	11,018
Cash and equivalents at beginning of period	50,782	36,500

Cash and equivalents at end of period	$48,139	$47,518

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2002. The results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of the results to be expected for the year ending January 31, 2003.

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

        SFAS 142 also requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. If an indication exists that the reporting unit's goodwill may be impaired, the implied fair value of the reporting unit's goodwill must be compared to its carrying amount. This comparison is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss is to be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill that is reflected as a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the nine months ended October 31, 2002. For further discussion related to SFAS 142, see note 5 within these Notes to Condensed Consolidated Financial Statements.

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

        Also effective February 1, 2002, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (EITF 01-14). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Comparative financial statements for prior periods include reclassifications to comply with the guidance of this announcement. The adoption of this EITF does not affect net income or loss in any past or future period, but will increase both services revenue and other cost of revenue equally. Adoption of EITF 01-14 did not have a material impact on our total gross margin percentage. In implementing

EITF 01-14, we recharacterized reimbursements received for out-of-pocket expenses incurred as revenue in the amount of $0.4 million and $1.1 million for the three and nine months ended October 31, 2002 and $0.4 million and $1.5 million for the three and nine months ended October 31, 2001, respectively.

3.    COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Condensed Consolidated Balance Sheets. The components of comprehensive income (loss) are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)
	2002	2001	2002	2001
Net income (loss)	$331	$(2,270)	$(9,322)	$(6,306)
Foreign currency translation adjustments	(297)	12	(202)	(2,335)

Comprehensive income (loss)	$34	$(2,258)	$(9,524)	$(8,641)

4.    PER SHARE INFORMATION

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share data)
	2002	2001	2002	2001
Net income (loss)	$331	$(2,270)	$(9,322)	$(6,306)

Weighted average shares of common stock outstanding	34,502	34,113	34,403	34,003
Weighted average shares of common stock equivalents issued using the treasury stock method	24	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding	34,526	34,113	34,403	34,003

Basic and diluted income (loss) per share	$0.01	$(0.07)	$(0.27)	$(0.19)

        Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 198,000 for the nine months ended October 31, 2002 and 204,000 and 273,000 for the three and nine months ended October 31, 2001, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the three months ended October 31, 2001 and the nine months ended October 31, 2002 and 2001, respectively, basic and diluted per share amounts are the same for each respective period.

5.    GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

(In thousands)	October 31, 2002	January 31, 2002
Amortizable Intangible Assets (various, principally customer contracts)	$9,239	$8,684
Less: accumulated amortization	(8,079)	(6,786)

Net amortizable intangible assets	$1,160	$1,898

        The increase in amortizable intangible assets from January 31, 2002 to October 31, 2002 is due to the impact of foreign currency translation. As of January 31, 2002 and October 31, 2002, we had no intangible assets that were determined to have indefinite useful lives, and therefore were not subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.3 million and $0.9 million for the three and nine months ended October 31, 2002 and $0.7 million and $2.1 million for the three and nine months ended October 31, 2001, respectively.

        The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2003, 2004 and 2005 is $0.3 million, $0.7 million and $0.2 million, respectively. No additional amortization is estimated in fiscal year 2006 and thereafter.

Goodwill

        For the applicable reporting units, the changes in the carrying amount of goodwill for the nine months ended October 31, 2002, were as follows (reporting unit regions are defined in note 7 within these Notes to Condensed Consolidated Financial Statements):

(In thousands)	EMEA	Asia Pacific	Latin America	Total
Balances, February 1, 2002	$6,325	$1,036	$966	$8,327
Additions	—	151	—	151
Impairment loss	—	(1,202)	—	(1,202)
Impact of foreign currency translation	775	15	(100)	690

Balances, October 31, 2002	$7,100	$—	$866	$7,966

        In connection with the adoption of SFAS 142 on February 1, 2002, all reporting units were valued and tested for impairment where applicable. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. The impairment loss recorded for Asia Pacific relates to anticipated trends in this reporting unit as the recovery of the manufacturing sector tends to lag behind the other regions. In accordance with the transition provisions of SFAS 142, the 2003 fiscal first quarter $1.1 million impairment loss related to Asia Pacific goodwill was recorded as a cumulative effect of accounting change and is included in our Condensed Consolidated Statement of Operations for the nine months ended October 31, 2002.

        During the third quarter of fiscal year 2003, a prior shareholder of an acquired business in Asia Pacific received an earnout payment of $151,000 based on financial performance under the purchase agreement. The payment effectively serves to increase the purchase price of the acquisition, thus adding to our goodwill balance. Based on the earnout payment, the Asia Pacific reporting unit was again valued and tested for impairment. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. In accordance with the provisions of SFAS 142, the additional $151,000 of goodwill in Asia Pacific was fully impaired and the related impairment loss is included in our Condensed Consolidated Statement of Operations for the three and nine months ended October 31, 2002.

        SFAS 142 also requires us to analyze goodwill for impairment at least on an annual basis. We have chosen the fourth quarter of our fiscal year as our annual test period.

        For comparability, the following table assumes that SFAS 142 was adopted on February 1, 2001. The table adjusts net income (loss) before cumulative effect of accounting change for amortization expense related to goodwill.

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share data)
	2002	2001	2002	2001
Net income (loss) before cumulative effect of accounting change	$331	$(2,270)	$(8,271)	$(6,306)
Adjustments to net income (loss):
Goodwill amortization	—	295	—	871

Adjusted net income (loss) before cumulative effect of accounting change	$331	$(1,975)	$(8,271)	$(5,435)

Basic and diluted net income (loss) per share:
Net income (loss) before cumulative effect of accounting change	$0.01	$(0.07)	$(0.24)	$(0.19)
Goodwill amortization	—	0.01	—	0.03

Adjusted net income (loss) before cumulative effect of accounting change	$0.01	$(0.06)	$(0.24)	$(0.16)

6.    RESTRUCTURING CHARGE

        We have implemented restructuring programs designed to strengthen operations and financial performance. Applicable charges and adjustments related to restructurings are included in costs and expenses in our Condensed Consolidated Statements of Operations. Below is a discussion of the active restructuring programs as of October 31, 2002.

        During the third quarter of fiscal year 2003, we implemented a cost reduction program aimed at reducing annualized operating expenses by better aligning expenses with current business levels. The related actions resulted in a $3.2 million charge and included a reduction of approximately 100 employees across all regions and functions (approximately $2.9 million), associated asset write-downs ($0.2 million) and facility consolidations ($0.1 million). As of October 31, 2002, $2.1 million of this charge was utilized. We expect to pay the remaining balance of $1.1 million, consisting of employee termination costs, by the end of fiscal year 2004.

        During fiscal year 2002, we continued our fiscal year 2001 initiative to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions resulted in a $0.7 million and $0.4 million charge in the second quarter and fourth quarter, respectively. These charges primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal year 2002, we recorded adjustments of $0.7 million and $0.3 million as reductions to operating expense within the Statement of Operations in the second quarter and third quarter, respectively. These adjustments, totaling $1.0 million, were to the fiscal year 2001 restructuring accrual noted below. As of October 31, 2002, of the combined $1.1 million fiscal year 2002 restructuring charges, $0.8 million had been utilized. The remaining balance of $0.3 million related to lease obligations is expected to be paid through fiscal year 2005.

        In fiscal year 2001, we began an initiative which was concluded in fiscal year 2002, resulting in a $5.1 million charge taken in the third quarter of fiscal year 2001 and included facility consolidations ($1.0 million), a reduction of approximately 150 employees, contractors and consultants across most regions and functions ($2.2 million) and associated asset write-downs ($1.9 million). As of October 31, 2002, $4.0 million of this charge was utilized and $1.0 million was adjusted downwards because employee termination costs were lower than originally estimated. We expect to pay the remaining balance of $0.1 million, primarily consisting of lease obligations, by the end of fiscal year 2003.

        The following table presents the restructuring activities through October 31, 2002, resulting from the aforementioned programs:

(In thousands)	Lease Obligations	Employee Termination Costs	Asset Write Downs	Total Restructuring
Balances, January 31, 2002	$984	$31	$—	$1,015
Fiscal year 2003 activity:
Net charge	79	2,952	161	3,192
Utilization	(679)	(1,910)	(161)	(2,750)

Balances, October 31, 2002	$384	$1,073	$—	$1,457

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

        Revenue for the three and nine months ended October 31, 2001, has been restated to comply with the guidance of EITF 01-14 regarding the characterization of reimbursements received for out-of-pocket expenses. For further discussion of EITF 01-14, see note 2 within these Notes to Condensed Consolidated Financial Statements.

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)
	2002	2001	2002	2001
Revenue:
North America	$22,450	$20,642	$60,008	$60,144
EMEA	15,483	17,451	45,525	55,654
Asia Pacific	7,709	9,421	23,485	28,308
Latin America	2,896	2,467	9,118	7,845

	$48,538	$49,981	$138,136	$151,951

Operating income (loss):
North America	$5,359	$3,055	$10,203	$8,740
EMEA	540	(818)	(1,869)	(1,843)
Asia Pacific	(569)	(635)	(3,125)	(3,929)
Latin America	(355)	(1,600)	(1,381)	(3,514)
Corporate	(906)	(968)	(6,744)	(2,639)
Impairment Loss	(151)	—	(151)	—
Restructuring	(3,192)	314	(3,192)	314

	$726	$(652)	$(6,259)	$(2,871)

	October 31, 2002	January 31, 2002
Identifiable assets:
North America	$63,336	$72,889
EMEA	44,850	53,888
Asia Pacific	21,794	26,167
Latin America	4,938	5,065

	$134,918	$158,009

8.    SUBSEQUENT EVENT

        On November 12, 2002, we acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering 10 European countries and North America from BDM International, Inc. and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner per an agreement with QAD, operated businesses that primarily focused on systems installation, integration and services in connection with the MFG/PRO software owned and licensed by us and other QAD-related goods and services. Upon completion of the acquisition, the alliance partner agreement was terminated and we expanded our infrastructure increasing our existing presence in Europe and creating a new direct presence in four additional European countries: Belgium, Portugal, Spain and Switzerland.

        Under the terms of the Stock and Asset Purchase Agreement, we paid $1 million in cash and will incur transaction and integration costs of approximately $4 to $5 million. The amount of consideration we paid in connection with this acquisition was determined by arms-length negotiations between the parties. The transaction included the purchase of the stock of BDM UK Limited and its thirteen wholly-owned European subsidiaries, the acquisition of assets and assumption of certain liabilities of the businesses in Germany and North America, and TRW Systems' agreement not to compete for the next 3 years. Additionally, we acquired TRW ISCS' worldwide rights to TRW's AIM Warehousing product that integrates with MFG/PRO. We funded the purchase price received by BDM International, Inc. and TRW Inc. with cash generated from operating activities. For further discussion of this acquisition, see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q.

        In November 2002, we recorded a construction loan with Santa Barbara Bank & Trust (SBB&T) to finance construction of our new headquarters in Summerland, California. The maximum amount of the construction loan is $18 million. Among other considerations in securing the loan, a commitment fee of 1%, or $180,000, was paid to SBB&T and approximately $6.8 million was transferred into a restricted cash account at SBB&T. Of that total, approximately $4.3 million was used to pay off the first trust deed mortgage with First Credit Bank on the property in November 2002. The balance of approximately $2.5 million must be used to pay costs related to the project before loan proceeds may be borrowed from SBB&T. The loan rate is the bank's prime rate plus 1%. Currently, the rate is 5.25%. Interest is due monthly commencing in January 2003, and the principal is due in June 2004. We anticipate recording this as a permanent loan with a maximum ten-year term upon completion of the construction project. The interest rate would be fixed for five years at the prevailing Average Monthly Weighted Five Year SWAP Rate as published by the Federal Reserve Bank plus 2.5%, or a minimum of 7.5%. The interest rate would reset after five years. Interest and principal amounts would be payable monthly using a twenty-five year amortization.

        In October 2002, to secure a second building permit for the construction project, we deposited $0.5 million and $0.4 million with Santa Barbara County to secure landscape installation, and maintenance of the installed landscape for up to three years, respectively. These deposits were replaced with performance bonds in the same amounts in November 2002, which secure the same obligations. For further discussion of the construction project, see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 2002. These include, but are not limited to, evolving demand for the company's software products and products that operate with the company's products; the publication of opinions by industry analysts about the company, its products and technology; the reliability of estimates of transaction and integration costs and benefits; difficulties relating to integration of a new business; the entry of new competitors and their technological advances; delays in localizing the company's products for new markets; delays in sales as a result of lengthy sales cycles; changes in operating expenses, pricing, timing of new product releases, the method of product distribution or product mix; and general economic factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. In addition, revenue and earnings in the enterprise resource planning (ERP), e-business and collaborative commerce software industries are subject to fluctuations. Investors should not use any one quarter's results as a benchmark for future growth. We undertake no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

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

      License Revenue.    We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific, objective evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility for which we review a customer's credit worthiness and our historical experience with that customer, if applicable.

      Maintenance Revenue.    Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

      Services Revenue.    Revenue from technical and implementation services is recognized as the services are performed for time-and-materials contracts. Revenue from training services is recognized as the services are performed.

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

  •
  Impairment of Long-Lived Assets and Valuation of Deferred Tax Assets.  Our long-lived assets include goodwill, intangibles, deferred taxes and other assets. At October 31, 2002, we had $9.1 million of goodwill and other intangible assets, and $0.3 million of net deferred tax assets, current and non-current, which when combined account for approximately 7% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to support the carrying value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which requires us to analyze goodwill for impairment upon adoption, and then on at least an annual basis thereafter. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill that is reflected as a cumulative effect of accounting change in the Condensed Consolidated Statements of Operations for the nine months ended October 31, 2002. For a further discussion of SFAS 142, see note 2 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenue:
License fees	29%	29%	27%	29%
Maintenance and other	55	51	57	51
Services	16	20	16	20

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	5	7	5	6
Other cost of revenue	32	36	34	38
Sales and marketing	28	30	33	29
Research and development	16	16	18	16
General and administrative	10	11	12	11
Amortization of intangibles from acquisitions	1	2	1	2
Impairment loss	—	—	—	—
Restructuring	6	(1)	2	—

Total costs and expenses	98	101	105	102

Operating income (loss)	2	(1)	(5)	(2)
Other (income) expense	—	2	1	1

Income (loss) before income taxes and cumulative effect of accounting change	2	(3)	(6)	(3)
Income tax expense	1	2	—	1

Income (loss) before cumulative effect of accounting change	1	(5)	(6)	(4)
Cumulative effect of accounting change	—	—	1	—

Net income (loss)	1%	(5)%	(7)%	(4)%

        Total Revenue.    Total revenue for the third quarter of fiscal year 2003 was $48.5 million, a decline of $1.4 million, or 3%, from $50.0 million in the third quarter of fiscal year 2002. Total revenue for the nine months ended October 31, 2002, was $138.1 million, a decline of 9%, or $13.8 million, from $152.0 million in the comparable prior year period. The decreases in total revenue on both a quarter-to-quarter and year-to-year basis were driven by declines in license fees and services revenues partially offset by increases in maintenance and other revenue.

        License revenue decreased $0.4 million to $14.0 million for the third quarter of fiscal year 2003 from $14.4 million for the same period last year. For the nine months ended October 31, 2002, license revenue was $37.2 million, a $6.0 million decline from the same period last year. These declines from last year, although milder in the current quarter, reflect the continued slowdown in corporate IT spending within our core customer base of manufacturers due to current economic conditions. Maintenance and other revenue increased $1.1 million to $26.8 million for the current quarter, when compared to $25.7 million for the third quarter of last year. Maintenance and other revenue increased due to growth in our installed base and higher hardware sales. On a year-to-date basis, maintenance and other revenue increased $0.7 million to $78.5 million for the first nine months of fiscal year 2003 from $77.8 million for the same period last year primarily due to increases in maintenance revenue partially offset by declines in hardware revenue. Maintenance revenue growth rates are affected by the overall license revenue growth rates as well as annual maintenance contract renewal rates. Third quarter services revenue for fiscal year 2003 was $7.7 million, representing a decrease of $2.2 million when compared to the third quarter of last year and was $22.4 million for the nine months ended October 31, 2002 representing a decline of $8.5 million when compared to the same period last year. The declines in services revenue correlate with the recent license revenue trend and the change in content of our license sales. Our recent license revenue has included a smaller number of large dollar sales that typically lead to large service engagements. In addition, we have experienced increased sales to our existing customer base that generally require a lower level of services during implementation.

        Total Cost of Revenue.    Total cost of revenue (combined cost of license fees and other cost of revenue) as a percentage of total revenue decreased to 37% in the third quarter of fiscal year 2003 from 43% in the third quarter of fiscal year 2002 and on a year-to-date basis decreased to 39% in fiscal year 2003 from 44% in fiscal year 2002. These percentage decreases are primarily the result of the mix of revenues. Maintenance and other revenues increased to 55% of revenues from 51% in the year-ago quarter and to 57% from 51% on a year-to-date basis. These increases were partially offset by a lower proportion of services revenues, which carries a lesser gross margin than license and maintenance revenue. In addition, in the first quarter of fiscal year 2003, the company terminated a third party royalty contract, which resulted in a one-time benefit of approximately $600,000, which represents a less than 1% improvement to the gross margin percentage on a year-to-date basis.

        Sales and Marketing.    Sales and marketing expense decreased 10% to $13.5 million for the third quarter of fiscal year 2003 from $14.9 million in the comparable prior year period primarily due to decreased personnel costs and associated allocations due to our restructuring program announced in August 2002. On a current year-to-date basis, sales and marketing expense increased $1.1 million, or 3%, to $45.8 million compared to the first nine months of fiscal year 2002, partially due to increased marketing focus resulting in higher personnel expense and related allocations.

        Research and Development.    Research and development expense for the third quarter of fiscal year 2003 was flat to the same quarter last year at $8.0 million. During the nine months ended October 31, 2002, research and development expense increased $1.4 million to $25.2 million from $23.8 million in the same prior year period. This nine month increase was primarily due to increased personnel and consulting expenses related to our continued investment in the development of our new and existing products.

        General and Administrative.    General and administrative expense was $4.8 million, a decline of $0.8 million when compared to $5.6 million for the third quarter of fiscal year 2002. In the nine months ended October 31, 2002, general and administrative expense was $15.9 million, an improvement of $1.2 million when compared to $17.1 million in the same prior year period. These decreases were primarily due to lower personnel expense in line with our on-going cost containment efforts.

        Amortization of Intangibles from Acquisitions.    Amortization of intangibles from acquisitions was $0.3 million for the current quarter, representing a decrease of $0.6 million from the $0.9 million in the third quarter of last year and was $0.8 million for the first nine months of fiscal 2003, a decline of $2.1 million when compared to $2.9 million for the same period last year. These declines were primarily related to the fact that certain intangibles are now fully amortized and due to the discontinued amortization of goodwill with our adoption of SFAS 142 this year.

        Impairment Loss.    During the third quarter of fiscal year 2003, a prior shareholder of an acquired business in our Asia Pacific reporting unit received an earnout payment of $151,000 based on financial performance under the purchase agreement. The payment effectively serves to increase the purchase price of the acquisition, thus adding to our goodwill balance. Based on the earnout payment, under SFAS 142, the Asia Pacific reporting unit was valued and tested for impairment. In accordance with the provisions of SFAS 142, the additional $151,000 of goodwill in Asia Pacific was fully impaired and the related impairment loss is included in our Condensed Consolidated Statement of Operations for the three and nine months ended October 31, 2002.

        SFAS 142 also requires us to analyze goodwill for impairment at least on an annual basis. We have chosen the fourth quarter of our fiscal year as our annual test period. Based on the results of this analysis, the potential impact if any, would be recorded as an impairment loss in the 2003 fiscal fourth quarter.

        Restructuring.    During the third quarter of fiscal year 2003, we implemented a cost reduction program aimed at reducing annualized operating expenses by better aligning expenses with current business levels. The related actions resulted in a $3.2 million charge and included a reduction of approximately 100 employees across all regions and functions ($2.9 million), associated asset write-downs ($0.2 million) and facility consolidations ($0.1 million).

        During the third quarter of fiscal year 2002, we recorded a $0.3 million credit adjustment to the fiscal year 2001 restructuring accrual that primarily related to employee termination costs that were lower than originally anticipated.

        Operating Expenses.    Operating expenses include sales and marketing, research and development, general and administrative, amortization of intangibles from acquisitions, impairment loss and restructuring. In total, these expenses were up $0.7 million at $29.9 million for the current quarter when compared to the third quarter last year for the reasons described above. During the nine months ended October 31, 2002 operating expenses increased $2.9 million to $91.1 million from $88.2 million in the same prior year period. During the first quarter of fiscal year 2003 we adjusted the discretionary component of the fiscal year 2002 bonus pool, resulting in a $0.6 million benefit, of which $0.5 million related to operating expenses and $0.1 million related to cost of revenue.

        Income Taxes.    We recorded income tax expense of $0.3 million and $1.0 million for the third quarter of fiscal year 2003 and 2002, respectively, and $0.9 million and $2.1 million for the nine months ended October 31, 2002 and 2001, respectively. These amounts include taxes in jurisdictions that were profitable during these periods. We have not provided a benefit for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these benefits.

        Cumulative Effect of Accounting Change.    In the first quarter of fiscal year 2003, we adopted SFAS 142 related to impairment tests for goodwill resulting in the reporting of a cumulative effect of a change in accounting principle of $1.1 million. For further discussion of SFAS 142, see note 2 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

PRO FORMA FINANCIAL RESULTS

        Pro forma information is provided below to assist in evaluating our performance on a more consistent year-to-year basis. However, pro forma information should not be considered in isolation or as a substitute for net income (loss) or other information prepared in accordance with accounting principles generally accepted in the United States. Pro forma amounts have been adjusted to exclude amortization of intangibles from acquisitions, an impairment loss, restructuring charge and a cumulative effect of accounting change related to goodwill. Pro forma adjustments are detailed below in a reconciliation from net income (loss) calculated in accordance with accounting principles generally accepted in the United States to pro forma net income (loss).

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share data)
	2002	2001	2002	2001
Reconciliation of net income (loss) to pro forma net income (loss):
Net income (loss)	$331	$(2,270)	$(9,322)	$(6,306)
Adjustments to net income (loss):
Amortization of intangibles from acquisitions	263	925	840	2,915
Impairment loss	151	—	151	—
Restructuring	3,192	(314)	3,192	(314)
Cumulative effect of accounting change	—	—	1,051	—

Pro forma net income (loss)	$3,937	$(1,659)	$(4,088)	$(3,705)

Pro forma basic and diluted net income (loss) per share	$0.11	$(0.05)	$(0.12)	(0.11)
Pro forma basic weighted shares	34,502	34,113	34,403	34,003
Pro forma diluted weighted shares	34,526	34,113	34,403	34,003

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Cash and equivalents were $48.1 million and $50.8 million at October 31, 2002, and January 31, 2002, respectively. We had working capital of $13.9 million as of October 31, 2002, compared to $22.7 million as of January 31, 2002. The decline in working capital primarily relates to a reduction in accounts receivable, partially offset by decreases in accounts payable, accrued expenses and deferred revenue.

        Accounts receivable, net of allowances, declined to $38.4 million at October 31, 2002, from $59.7 million at January 31, 2002. This decrease is due both to significant management focus on cash collections and because year-to-date maintenance collections have exceeded billings due to the high volume of annual maintenance renewals processed in the fourth quarter and collected in the subsequent fiscal year. Accounts receivable days sales outstanding, using the countback method, decreased to 70 days as of October 31, 2002, compared to 75 days at January 31, 2002. Net cash provided by operating activities was $4.3 million and $17.3 million for the nine months ended October 31, 2002 and 2001, respectively. The year-over-year change relates mainly to a larger net loss in the current year, adjusted for depreciation and amortization and a continued decline in accrued expenses.

        Net cash used in investing activities was $7.2 million and $4.4 million for the nine months ended October 31, 2002 and 2001, respectively, and related primarily to the purchase of property and equipment. During the second quarter of fiscal year 2003, we commenced construction of a new company headquarters on property owned by QAD in Summerland, California, a neighboring community to our existing headquarters in Carpinteria, California. A primary motivation for this activity is to consolidate QAD Santa Barbara area operations. The current construction schedule is set to complete the effort so that it coincides with the lease termination of the existing company headquarters in nearby Carpinteria, California. Another significant motivation for this effort is that the current entitlement under the California Development Plan for the project will expire August 2003. However, we may be eligible to receive up to a one-year extension for this entitlement if substantial continuous construction is in progress.

        The board approved a $21.5 million construction budget for the new headquarters, which will be funded through a combination of cash and additional debt financing. In November 2002, QAD recorded a construction loan with Santa Barbara Bank and Trust (SBB&T) to finance a maximum of $18 million, which is secured by the property and guaranteed by QAD. Among other considerations in securing the loan, a commitment fee of 1%, or $180,000, was paid to SBB&T and approximately $6.8 million was transferred into a restricted cash account at SBB&T in November 2002. Of that total, approximately $4.3 million was used to pay off the existing first trust deed mortgage secured by the property with First Credit Bank. The balance of approximately $2.5 million must be used to pay costs related to the project before loan proceeds may be borrowed from SBB&T. We anticipate restoring a portion of our cash contribution from the sale of Mark Hill, another parcel of property located in Carpinteria, California.

        In October 2002, to secure a second building permit for the construction project, we deposited $0.5 million and $0.4 million with Santa Barbara County to secure landscape installation, and maintenance of the installed landscape for up to three years, respectively. These deposits were replaced with performance bonds in the same amounts in November 2002, which secure the same obligations.

        Net cash used in financing activities totaled $1.0 million and $2.0 million for the nine months ended October 31, 2002 and 2001, respectively, and was comprised of repayments of borrowings and proceeds from the issuance of common stock.

        We maintain a five-year senior credit facility with Foothill Capital Corporation (the Facility). The Facility, as amended, provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12 month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum tangible net worth. Effective July 31, 2002, QAD amended its credit facility with Foothill Capital Corporation to permit: 1) the construction of the new company headquarters, 2) additional indebtedness not to exceed $20 million, 3) a guarantee of debt not to exceed $20 million, and 4) the sale of the Mark Hill property. Upon sale of the Mark Hill property, QAD has agreed to use twenty-five percent (25%) of the sale proceeds or $.5 million, whichever is less, to repay a portion of the outstanding balance on the Facility. At October 31, 2002, we were in compliance with the covenants. The Facility currently provides that the term loan shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter.

        We believe that the cash on hand, net cash provided by operating activities and the expected available borrowings under our credit facility and construction loan will provide us with sufficient resources to meet our current and long-term working capital requirements, construction requirements, debt service and other cash needs.

        Acquisition.    On November 12, 2002, we acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering 10 European countries and North America from BDM International, Inc. and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner per an agreement with QAD, operated businesses that primarily focused on systems installation, integration and services in connection with the MFG/PRO software owned and licensed by us and other QAD-related goods and services. Upon completion of the acquisition, the alliance partner agreement was terminated and we expanded our infrastructure increasing our existing presence in Europe and creating a new direct presence in four additional European countries: Belgium, Portugal, Spain and Switzerland.

        Under the terms of the Stock and Asset Purchase Agreement, we paid $1 million in cash and will incur transaction and integration costs of approximately $4 to $5 million. The amount of consideration we paid in connection with this acquisition was determined by arms-length negotiations between the parties. The transaction included the purchase of the stock of BDM UK Limited and its thirteen wholly-owned European subsidiaries, the acquisition of assets and assumption of certain liabilities of the businesses in Germany and North America, and TRW Systems' agreement not to compete for the next 3 years. Additionally, we acquired TRW ISCS' worldwide rights to TRW's AIM Warehousing product that integrates with MFG/PRO. We funded the purchase price received by BDM International, Inc. and TRW Inc. with cash generated from operating activities.

        We believe that the due diligence procedures performed related to this acquisition were adequate; however, we recognize that there may be circumstances that may only become known to us as we begin our integration process. It is possible that these circumstances could have an impact on the effective cost of the purchase and the future benefits anticipated. In addition, there is some inherent risk related to the assimilation of the purchased businesses, such as the loss of customers and key employees.

RECENT ACCOUNTING STANDARDS

        In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. We do not expect that the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Exchange.    For the nine months ended October 31, 2002 and 2001, approximately 30% and 35%, respectively, of our revenue was denominated in foreign currencies. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

        Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. For the nine months ended October 31, 2002 and 2001, foreign currency transaction losses totaled $0.4 million and $0.6 million, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

ITEM 4—CONTROLS AND PROCEDURES

        Under the supervision and with the participation of QAD management, including the Chief Executive Officer and Chief Financial Officer, QAD has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in QAD internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II

ITEM 5—OTHER INFORMATION

        Mr. Larry J. Wolfe has joined the board of directors of QAD as of November 25, 2002 expanding the board to seven members. Mr. Wolfe also became a member of the audit committee of the board as of November 25, 2002 to fill the position on that committee vacated by Mr. Jeffrey Lipkin as of that date. Mr. Lipkin remains a member of the board.

        Mr. Wolfe served at Intuit Inc., and certain of its predecessor companies, since 1987, most recently as Senior Vice President—Tax Division, from which he retired in 2001. Prior to that, Mr. Wolfe was Managing Partner of the accounting firm Wolfe & Co. from 1985 to 1987 and Managing Partner at Strand Wolfe & Lutton from 1979 to 1985. He currently serves as a board member of the San Diego Software Industry Council and is a former board member of NetCreate, Inc. Mr. Wolfe received a Bachelor of Science degree in Business Administration from the University of Southern California.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

10.1	Lease Termination Agreement between the Registrant and Brandywine Operating Partnership, L.P. dated September 19, 2002.
10.2	Contractor agreement between the Registrant and Melchiori Construction Company dated October 30, 2002.
10.3	Agreement for Interior Design Services between the Registrant and DMJM Rottet dated October 30, 2002.
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  b)
  Reports on Form 8-K

    On August 30, 2002, QAD Inc. filed a Current Report on Form 8-K reporting under Item 5 the Registrant's press release dated August 22, 2002, announcing 2003 fiscal second quarter results and guidance for the third quarter and fiscal year 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)

Date: December 13, 2002	By:	/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer (on behalf of the registrant)
	By:	/s/ VALERIE J. MILLER Valerie J. Miller Chief Accounting Officer (Principal Accounting Officer)

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

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