Form 10-K
period 2003-01-31
QAD INC
filed 2003-04-30
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of July 31, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, there were 34,440,785 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on July 31, 2002) was approximately $28,400,000. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of April 28, 2003, there were 31,639,999 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12 and 13 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 4, 2003.

QAD INC.

FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in particular the subsection of Item 7 entitled "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2004.

PART I

ITEM 1. BUSINESS

ABOUT QAD

        Historically, QAD has been recognized as a leading provider of enterprise resource planning (ERP) software applications for global manufacturing companies. Today, QAD enterprise applications leverage advances in Internet and enabling technologies to provide critical functionality for managing manufacturing resources and operations within and beyond the enterprise, enabling global manufacturers to collaborate with their customers, suppliers and partners to make and deliver the right product, at the right cost and at the right time.

        QAD enterprise applications are focused and optimized for select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical industries. They address business-critical functions and processes at three levels required by today's global manufacturing companies: 1) Enterprise, providing traditional ERP functionality for intra-enterprise functions, 2) Extended Enterprise, providing Distributed Order Management capabilities for functions involving external sources such as customers and suppliers and 3) Community, providing a Portal for gaining visibility and access to information across the larger manufacturing community. Further discussion of QAD enterprise applications may be found below in "QAD SOLUTIONS" within this Item 1.

        QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers who are excellent prospects for QAD's enterprise applications. With a proven track record of more than 20 years of industry leadership, and approximately 5,200 licensed sites of our software around the world, QAD is ideally qualified to meet the business and technology requirements of global manufacturing companies worldwide. We develop our products with constant and direct input from leading global manufacturers within the industries we serve. This industry focus is a key differentiator for QAD, enabling our customers to implement QAD applications rapidly, realize a rapid return on investment, and achieve a low total cost of ownership compared with other vendors targeting the industries we serve. These benefits were recently verified by an in-depth study titled "Deriving Value From 21st Century ERP Applications" published by the industry analyst firm META Group in April 2003. The study included QAD and five other major ERP application providers: SAP, Oracle, JD Edwards, PeopleSoft and Lawson Software.

        Global service and support are an important component of our solutions. QAD offers service and support capabilities that are truly global in scope. We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions around the globe and support them in multiple languages and currencies. Our geographic management structure ensures that our global practices meet local requirements and that our services are delivered effectively within each region around the globe. We support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, all around the world.

CUSTOMERS

        As of January 31, 2003, our software was licensed at approximately 5,200 sites in over 80 countries. No single customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and services billings over the last three fiscal years:

  Automotive

            ArvinMeritor, Caterpillar, Delco Remy International, Delphi, DURA Automotive Systems, Eaton, Federal Mogul, Ford Motor Company, Freudenberg & Co., GKN, Johnson Controls, Lear, Textron, Tower Automotive, TRW, Visteon, Webasto

  Consumer Products

            Applica Durable Manufacturing, Avent, Avery Dennison, Black & Decker, Cussons, Firmenich, ICM International, Unilever, Villeroy & Boch AG

  Electronics

            Akzo Nobel, Anritsu, Celestica, Cookson Group PLC, De La Rue, FEI Company, General Electric Company, Invensys PLC, Jabil Circuit, Lucent Technologies, Marconi Communications, Matsushita, Philips Electronics, Tyco International

  Food and Beverage

            Bakkersland, Coca-Cola Enterprises, Goodman Fielder, Friesland, Hormel Foods, Kraft Foods International, Lion Nathan Ltd., Mars Inc., National Brands Ltd., National Foods, PepsiCo, Rich Products, Sara Lee

  Industrial

            Actaris, Advanced Elastomers, Albany International, Alcatel, Amcor, John Crane, Metso, Mitsui & Co. Ltd., Rockwell Automation, Saint-Gobain, Schlumberger, Thales SA, Uponor Oyj

  Medical

            Arrow International, C.R. Bard, Genzyme, GlaxoSmithKline, Johnson & Johnson, Maxxim Medical, Mayne Group, Medtronic, UCB Pharma SA

INDUSTRY BACKGROUND

        In recent years, businesses have been subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers, and shorten product development, manufacturing and delivery cycles. Globalization has greatly increased the scope and complexity of multi-national manufacturing organizations while the Internet has had a profound effect on the way these companies conduct business.

        Using the Internet as the foundation for electronic interaction and transaction, the first wave of what has commonly been referred to as e-business revolutionized traditional business processes and practices, increasing and accelerating the flow of information between employees, partners, customers, suppliers and the marketplace as a whole.

        More recently, a fusion between e-business and ERP applications has occurred. Several of the leading industry analyst firms that cover enterprise applications software have recognized this fusion. Gartner Research, refers to the result of this fusion as ERPII, AMR calls it ECM (Enterprise Commerce Management) and Forrester Research refers to it as XRM (extended Relationship Management). This trend has been recognized as a rational reaction to the irrational exuberance of the dot-com phenomenon and the rise and fall of public exchanges. Regardless of the name given to it, the goal is to fuse the use of e-business technologies with traditional enterprise application functionality to achieve significant competitive advantage. Online collaboration within the enterprise, as well as across the extended enterprise with customers, suppliers and trading partners, and the larger manufacturing community is gaining acceptance as the key to achieving this goal. Conducting business via electronic communication is commonly referred to as "collaborative commerce."

        Gartner Research defines collaborative commerce in its December 2002 research note "SMB Leaders to Focus on Collaboration and Interoperability" as follows: "Collaborative commerce is a business strategy that motivates enterprises with a common business interest to generate value through sharing information at all phases of the business cycle, from product development to distribution." Additionally, in the same research note, Gartner Research believes businesses that take advantage of solutions that support collaborative commerce will improve profitability, achieve the adaptability required to quickly develop new products and services, improve time to market and satisfy the ever-increasing needs of their customers.

        Previously, the term "collaborative commerce" could be used interchangeably to refer to either a business strategy or an enterprise software market segment. However, QAD believes that "collaborative commerce" as a software market segment or product category failed to be accepted nomenclature adopted by customers. However, as a business strategy, we believe that manufacturers remain committed to the approaches and benefits of collaborative commerce concepts. For this reason, QAD will continue to use the collaborative commerce terminology as we define our product and service capabilities, but will begin to move away from referring to it as an enterprise software market segment in which we compete. Manufacturing companies seeking to accomplish collaborative commerce as a business strategy typically require enterprise applications focused on manufacturing operations, corporate operations and supply chain management. We believe that those who adopt enterprise software solutions and best practices to accomplish collaborative commerce will realize enormous competitive advantages over those who do not.

        We believe that manufacturers focused on collaborating with their distribution channels, downstream partners, suppliers, engineering associates, and all the other members of their extended supply chain will reap major benefits.

Today's Manufacturing Enterprise and Supply Chain Software

        To achieve collaborative commerce as a business strategy, manufacturers typically choose from three types of enterprise solutions:

        Manufacturing industry-focused ERP solutions:    These solutions are designed and built with a singular focus on the unique needs of manufacturing enterprises. These solutions provide a robust suite of capabilities that enable the integration and management of critical data within a manufacturing enterprise. They support internal and external business processes such as sales order management, procurement, inventory management, product lifecycle management, supply chain management, manufacturing planning and control, service and support, project management, distribution and finance. QAD is a provider of manufacturing industry-focused ERP solutions that are designed to handle these internal and certain external business processes specifically for manufacturing operations in the industries we serve. Some of this functionality may be provided through products provided by our partners. We believe this singular focus has resulted in software applications that are more fully integrated than point solutions (defined below) and result in faster implementations, a lower total cost of ownership and a higher net return on investment than Mega-suite solutions (defined below).

        Mega-suite ERP solutions:    (a term being used by Gartner Research) These solutions are designed and built with the goal of trying to satisfy the needs of multiple industries including not only manufacturing, but dissimilar industries such as banking, insurance, retail, state and local government, telecommunications, entertainment, education, and the like. These solutions attempt to satisfy the diverse needs of these many different industries within a single database and software application. These solutions provide a wide set of functionality similar to the focused solutions defined above. However, it is QAD's position that this lack of focus solely on manufacturing companies has caused these mega-suite applications to be characterized as having longer implementation times, a higher total cost of ownership, and a lower net return on investment than QAD's more focused approach. We feel this is because the mega-suites' extremely broad industry scope and higher solution complexity limits their effectiveness in addressing the needs of manufacturing enterprises, individual plants or divisions.

        Point solutions:    These solutions are designed and built for a fairly narrow set of functionality. Examples would be solutions that provide just procurement capabilities, just product life cycle management capabilities, or just supply chain management capabilities. While they tend to be highly specialized within a limited process scope compared to the two types of ERP suite solutions defined above, they often lack integration with processes to which they are directly related. For example, product life cycle management point solutions must be integrated to the inventory management, production planning and service and support processes within a company. QAD has developed strategic partnerships with best of breed point solutions in several key areas including demand planning, customer relationship management, and product lifecycle management. We have been able to leverage their deep functional focus in key areas, while resolving the integration challenges discussed above by providing the integration as part of our solution. Point solutions that lack integration with a company's ERP applications require the customer to carry the burden of integration and the support and upgrade of that integration over the life of their solution. This can increase the total cost of ownership for customers.

THE QAD STRATEGY

        Our objective is to be the global leader in providing manufacturing industry-focused ERP solutions. The functional scope of our objective includes enterprise functions that integrate processes within a company, as well as extended enterprise functions that integrate companies with their customers and suppliers through Distributed Order Management. In addition, our functional scope includes establishing manufacturing communities that allow subscribers to share visibility of planning and execution information and transact and manage exceptions.

        Our strategy of continuing to provide more robust solutions for the manufacturing sector paired with a market opportunity of over 80,000 manufacturing operations within the industries we serve, each with annual revenues over $20 million, leads us to see growth potential for many years ahead.

        We will target multi-national, large and mid-range manufacturing and distribution companies within the following industries: automotive, consumer products, electronics, food and beverage, industrial and medical. To help achieve our objectives, we have developed three supporting strategies that can be summarized with the words Connect, Collaborate and Compete. We equate these terms with our technology, product and sales and services strategy as follows:

          Connect—The primary focus of our technology strategy is to allow open, distributed, seamless connections both inside and outside of the enterprise. The ability to collaborate starts with this technology foundation. QAD products are based on industry standards and an open architecture to allow customers to run applications almost anywhere at any time, and physically connect to almost anything—factory systems, trading partners' platforms and systems, and exchanges.

          Collaborate—The primary focus of our product strategy is to create collaborative functionality both inside and outside the enterprise that helps unleash a new wave of productivity gains and eclipse what was possible just a few years ago.

          Compete—The primary focus of our sales and services strategy is to strive to ensure our clients achieve every possible business benefit from our solutions—thus enabling them to compete more effectively in their respective industries.

        The key elements of our strategy for achieving our objective include the following:

  •
  Leverage Our Customer Base.  As of January 31, 2003, QAD software was licensed at approximately 5,200 sites in more than 80 countries. This is a substantial customer base from which we can leverage future software product and service sales. With a solid maintenance revenue base supported by a customer retention rate above 90%, we expect to continue to benefit from selling new products and services to existing customers. We plan to leverage our favorable reputation and proven track record to capitalize on this opportunity to build additional business for our QAD eQ Distributed Order Management application suite and our MFGx.net manufacturing community service offerings.

  •
  Expand Our Customer Base.  We leverage our existing relationships to expand our customer base using two strategies. First, we target the many sister division (siblings) that reside within the same corporate structure as our existing customers. These divisions have either outgrown their legacy ERP solutions or need to extend the capabilities of those legacy ERP solutions with our QAD eQ and MFGx.net products. We have found that we can be successful generating revenue in new divisions by using our existing customers as "internal" references. Based on market data provided by Dunn & Bradstreet, we estimate this market segment of "sibling" divisions to consist of 14,000 manufacturing plants. Second, we target customers where we may have no prior relationship, but they exist in the industries we serve. We estimate these industry segments to consist of over 80,000 manufacturing plants.

  •
  Become the Distributed Order Management Applications Leader.  We believe that Distributed Order Management outside of the enterprise represents a significant opportunity for manufacturing companies to reduce costs and enhance trading partner relationships with both customers and suppliers. As complex supply chains develop a greater need for collaboration, a new type of software application—Distributed Order Management (as defined by AMR Research in their March 2003 research note "Distributed Order Management Market Shows Signs of Hope")—will become an important component in every company's information architecture. Operating as an integrated, collaborative business-to-business (B2B) system, QAD eQ is a Distributed Order Management suite of applications that enables customers to lower supply chain costs, open new global markets and improve customer satisfaction through personalization of business commerce relationships. Our goal is to become the leader in delivering Distributed Order Management applications to global manufacturers in the industries we serve.

  •
  Leverage Global Network of Alliances.  Strategic alliances with partners such as IBM, ATOS Origin and others, expand our sales reach, improve our marketing impact, and strengthen our strategic position in the industries that we serve. We leverage the expertise of distribution, software, services, and technology partners to meet the diverse needs of our customers. We augment our direct sales organization with a global network of over 40 distributors and sales agents, as well as numerous service organizations that offer consulting and implementation services to expand our reach. We plan to leverage our network of distributors, sales agents and services alliances to further penetrate the industries we target.

THE VALUE OF QAD SOLUTIONS

        In today's global economy, manufacturing and distribution companies are becoming more profit oriented and customer focused. New customer-driven business models require comprehensive end-to-end solutions that manage all areas of the enterprise including corporate, plant and distribution/operations-level and supply chain management.

        QAD's approach offers companies seeking a collaborative commerce strategy with a framework built on our established enterprise resource planning (ERP) application suite, and that is integrated with other extended enterprise and manufacturing community applications, to provide an end-to-end solution for global manufacturers. Because of our open systems architecture, QAD solutions can interoperate with legacy systems and other leading applications. The result is a powerful suite of enterprise applications for manufacturing companies that leverages a company's existing information technology (IT) investment, supports its evolving business model and enables it to quickly adapt to new market opportunities.

        QAD meets the requirements of multi-national manufacturing customers in the industries we serve by providing solutions that deliver:

          Focused Expertise and Functionality for Key Industries.    Our industry expertise and strategy of developing industry-specific solutions provide our customers with a significant competitive advantage. QAD's focus on key industries has enabled us to achieve leadership positions in the automotive, consumer products, electronics, food and beverage, industrial and medical industries. In order to stay at the forefront of the industries we serve, QAD partners with our customers through active industry Development Groups, which play a vital role in driving the next generation of enhancements.

          Low Total Cost of Ownership.    The industry-specific features and functionality of QAD solutions mean customers in the industries we serve can have feature-rich solutions for significantly less cost than larger, Mega-suite ERP solutions. These Mega-suite ERP solutions often require extensive, costly implementation to achieve the type of industry-specific functionality available "out-of-the-box" with QAD solutions. QAD solutions implement quickly and are easy to use, resulting in training times and support costs that are less than with other ERP solutions. QAD's low total cost of ownership among its competitors was recently verified by a study titled "Deriving Value From 21st Century ERP Applications" published by industry analyst firm META Group in April 2003.

          Quick Time-to-Benefit.    Our proven implementation methodology, together with our expertise in the key industries we serve and impressive track record of rapid installations, provides a quick time-to-benefit for our customers compared to our larger competitors whose software often takes longer and is much more complex to implement for manufacturing customers. QAD's quick time-to-benefit relative to our competitors was recently verified by the industry analyst firm Meta Group in the aforementioned study.

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

          Increased Velocity and Efficiency of the Supply Chain.    QAD's extended enterprise solutions streamline business processes and enable diverse and sophisticated interactions between partners, suppliers and customers. By enabling global manufacturers to efficiently manage resources within and beyond the enterprise, QAD solutions can improve communication and customer delivery performance and reduce purchasing and inventory costs.

          Adaptable, High-Performance Computing.    QAD solutions have the flexibility and scalability that multi-national, large and mid-range manufacturing companies need to quickly and successfully adapt to growth, organizational change, technological advances, market shifts and other challenges. QAD solutions have a reputation for delivering robust performance that will continue as company needs and businesses change and adapt.

          Open Integration Architecture.    Our open systems architecture incorporates Open Applications Group Integration Specification (OAGIS) standards and advanced Internet technologies such as Web-Services, Java and XML in order to deliver truly open, interoperable end-to-end enterprise and supply chain solutions. The ability of our solutions to interoperate with other enterprise applications enables our customers to leverage their existing IT investments, while achieving the benefits of collaboration more quickly.

          Single Point-of-Contact for Customers, Partners and Suppliers.    QAD's extended enterprise solutions provide a single point-of-contact for customer, partner and supplier interactions. A significant part of this solution set delivers Distributed Order Management functionality that provides a central intelligent "hub" for handling customer and supplier orders and distributing them to optimal resources for processing. For example, each customer profile and the personalization of information unique to that customer can be managed in a single location and used to power all customer interactions globally. The same is true for supplier and partner communications. By presenting a single point-of-contact for all trading partner interactions, QAD solutions help unify diverse global operations and process orders intelligently from anywhere to anywhere in the world.

          Global Service and Support.    Global service and support are an important component of our solutions. QAD offers service and support capabilities that are truly global in scope, and we are one of a few select organizations with the capability to implement our solutions across the globe and support those solutions in multiple languages and currencies. Our organization is staffed with approximately 575 support and services professionals. Our service and support organizations' focus is on bringing world-class, value-added services to our customers. Our geographic management structure ensures that our global organization meets local requirements and that our services are delivered effectively within each region around the globe. Working in concert with a network of QAD service alliance partners, QAD Global Services ensures that our customers receive the right combination of services for their system from pre-installation, to implementation, to ongoing service and support.

          QAD Global Services utilizes a proven implementation methodology and has earned a reputation for on-time implementations and rapid time-to-benefit for our solutions. We support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, almost anywhere in the world. In addition, we offer an extensive menu of training for our customers available either online or via one of our many global training centers.

QAD SOLUTIONS

        We target our solutions to address the needs of multi-national, large and mid-range manufacturing and distribution companies within the automotive, consumer products, electronics, food and beverage, industrial and medical industries. Our applications provide functionality at the three levels required by global manufacturers—the Enterprise, the Extended Enterprise, and the Manufacturing Community. Additionally, we provide Interoperability Solutions to enable seamless interaction among QAD and other enterprise applications.

        Our primary product lines are as follows:

  •
  QAD MFG/PRO eB2, QAD's enterprise application suite, offering a Web-enabled ERP foundation for manufacturers that helps increase inventory turns, improve productivity and profitability, as well as offering a total cost of ownership that is one of the lowest in the industry.

  •
  QAD eQ, QAD's extended enterprise application suite offering Distributed Order Management capabilities for collaborating with customers and suppliers. QAD eQ software consists of a comprehensive suite of Sell-Side, Buy-Side and Replenishment order management applications for manufacturers.

  •
  MFGx.net, QAD's manufacturing community service offering is a hosted Portal through which we deliver Internet-based collaboration solutions to our customers. MFGx.net currently includes our Supply Visualization solution, a Web-service, which provides real-time inventory visibility to authorized suppliers via the Internet.

  •
  QAD QXtend interoperability solutions, which enable effective interoperability across the enterprise to link financials, human resources, customer relationship management (CRM), and other enterprise and legacy applications seamlessly to QAD applications.

MFG/PRO eB2: The QAD Enterprise Application

        Our flagship product, MFG/PRO eB2, is a best-in-class manufacturing solution designed for the demands of today's business environment. MFG/PRO eB2 software includes an integrated set of manufacturing, distribution, financial and customer service applications designed to address the needs of customers in our targeted vertical markets.

        MFG/PRO eB2 was developed on more than advanced manufacturing principles. It is based on real-world requirements and represents one of the latest, most comprehensive enterprise application suites for global manufacturers available today. MFG/PRO eB2 represents significant investment by QAD and includes:

  •
  New lean manufacturing functions to help accelerate lead and cycle times for efficient responsiveness to customers;

  •
  Collaboration functions to better coordinate fulfillment and invoicing with trading partners;

  •
  Service/support management improvements for better contract management;

  •
  Functions to streamline multi-national financials and profitability analysis; and

  •
  Desktop interface changes for greater ease of use and minimal user training.

        MFG/PRO eB2 software consists of a core ERP application and a number of key extensions. The core ERP application includes three primary areas of functionality—manufacturing, distribution, and financials—while the extensions provide additional business functionality. A key new extension includes QAD's Advanced Inventory Management (AIM) Warehousing solution, a solution gained when the company acquired TRW Integrated Supply Chain Solutions (TRW ISCS) in November 2002.

        QAD's deep industry experience has allowed it to develop MFG/PRO eB2 with unique, industry-specific features. Additional industry-specific functionality is developed in conjunction with our customers through our industry Development Groups. MFG/PRO eB2 software supports multiple currencies and global tax management and is tailored to financial practices and requirements in many of our major geographic markets. Because of our open systems approach, MFG/PRO eB2 software is able to interoperate with legacy systems and other leading enterprise applications to give companies best-in-class functionality.

        MFG/PRO eB2 software supports single or multiple sites, as well as multiple production and operational processes. These capabilities enable manufacturers to manage multiple hybrid production methods within a single organization or production site and provide the flexibility to adapt to additional sites and processes as an organization's business evolves. Accessible through a Web browser, MFG/PRO eB2 software includes an easily deployable Java platform interface that minimizes internal system traffic and provides low-cost system access for end users.

        MFG/PRO eB2 software delivers value to our manufacturing customers by helping to increase inventory turns and improve the productivity of manufacturing enterprise operations.

        Also available in our MFG/PRO eB2 application suite is our integrated AIM Warehousing solution. AIM has been developed to meet the requirements of organizations in a manufacturing or distributing environment where stock control facilities and warehouses are an important part of the business process.

        AIM offers a range of inventory management functionality to control the receipt, put away, storage, picking and shipping of inventory using warehouses. AIM provides a suite of programs and parameters that allows customers to model and manage the way inventory management processes operate.

QAD eQ: The QAD Extended Enterprise Solution (includes our Distributed Order Management capabilities)

        QAD eQ software extends manufacturing planning and execution capabilities beyond the four walls of a manufacturing enterprise by providing open collaboration with customers and suppliers. This is a Distributed Order Management suite for managing the buying and selling of materials across the Extended Enterprise. QAD eQ software is designed to help manufacturers increase sales, lower costs, open new global markets, personalize trading relationships and improve customer satisfaction by streamlining and automating the order process.

        The suite addresses three functional capabilities: Sell-Side functionality, which includes a comprehensive sales order management and fulfillment capability; Replenishment functionality, which includes a real-time, demand-based materials management capability; and Buy-Side functionality, which includes a procurement management system for centralized purchasing. These applications are built upon the QAD eQ Commerce Management Foundation, which is used to define explicit, yet flexible, representations of real-world business relationships.

        Last year, QAD completed a partnership agreement with IBM whereby QAD eQ applications would include pre-integrated IBM middleware solutions—WebSphere Application Server, WebSphere MQ and DB2 database solutions—to give customers a more efficient means to deploy a Distributed Order Management solution.

        QAD eQ software gives manufacturers the ability to take an order—unattended, at a single place, using one of many electronic conduits (such as Web Storefront, EDI)—and deliver that order intelligently to suppliers inside and outside of the enterprise by coordinating Sell-Side, Buy-Side, and Replenishment operations simultaneously. The application platform enables manufacturers to implement and monitor their trading interface with both suppliers and customers via the Internet to achieve dramatic reductions in supply chain costs, improved delivery time and greater customer satisfaction.

MFGx.net: The QAD Manufacturing Community Service (a hosted exchange)

        QAD has developed an Internet Portal, MFGx.net, through which it intends to deliver a number of service-based solutions to QAD customers and can deliver valuable information to the manufacturing community as well. We anticipate that through MFGx.net, our customers can further extend capabilities for accomplishing their collaborative commerce strategy.

        Our vision is for MFGx.net to provide a collaborative environment for the manufacturing community where trading partners can share information and can work together to achieve overall competitiveness. We plan for MFGx.net to provide a growing number of hosted, Web-based services for manufacturers.

        MFGx.net's initial offering is QAD Supply Visualization, a service that provides real-time inventory visibility to authorized suppliers via the Internet. QAD Supply Visualization was first offered in early fiscal 2002 and has since gained traction in the marketplace, now including approximately 30 customers and 300 of their trading partners using the solution.

QAD QXtend: QAD Interoperability Solutions

        In today's fast paced environment, businesses rely on optimal operations that enable fast response to customer needs. As a result, many companies deploy best-in-class applications in critical areas of their business. The challenge is getting these disparate best-in-class applications to work together seamlessly. QAD has developed a number of interoperability solutions, which are the keys to successful integration of QAD solutions within and across multi-site manufacturing enterprises.

        QAD QXtend Interoperability Solutions help link other enterprise applications, such as financials, human resources, customer relationship management (CRM), and legacy applications, seamlessly to QAD applications. In addition to linking within the enterprise, QAD Interoperability Solutions can link between enterprises for electronic data interchange (EDI).

        QAD's QXtend family of solutions includes a robust suite of connectivity adapters and tools and QAD EDI ECommerce, an application for EDI transactions.

CUSTOMER SERVICE AND SUPPORT

        QAD offers service and support capabilities that are truly global in scope, and we are one of a few select organizations with the capability to implement our solutions across the globe and support those solutions in multiple languages and currencies. Our organization is staffed with support and service professionals whose focus is on bringing world-class, value-added services to our customers.

        In November 2002, QAD added significantly to its service and support capabilities by acquiring TRW Integrated Supply Chain Solutions (TRW ISCS). The acquisition of TRW ISCS, formerly a QAD alliance partner, significantly expands QAD's service infrastructure in the Europe, Middle East and Africa (EMEA) region, and creates a new direct presence for QAD in four countries: Belgium, Portugal, Spain and Switzerland. The acquisition brings QAD's total direct presence in EMEA to 13 countries.

        Our Global Services organization offers the following services to our customers:

  •
  Technical Services.  Our technical services organization addresses critical areas in the life cycle of our customers' product implementation from the pre-installation audit that helps ensure a correct fit, to installation services that quickly get our customers' systems operational. To support the full application life cycle, we also provide post implementation services that offer the opportunity to continue to improve both technical and operational effectiveness and efficiency. The technical services group also provides conversion services that help customers smoothly migrate to the latest software release, integration services that address customers' complex integration needs and performance optimization services that help maximize system productivity and efficiency.

  •
  Implementation Services.  Our implementation services organization utilizes Q-Advantage, our proven implementation framework, that enables rapid implementation, consistency in delivery and maximizes enterprise resources. Our implementation services team empowers customers through efficient knowledge transfer from our in-depth product knowledge and our business process and vertical market expertise.

  •
  Support Services.  Our customer service organization operates attended and automated support systems around the world, including a global call tracking and escalation system based on our MFG/PRO Service/Support Management module. In addition, our solution-centered support provides customers with online access to customer service solutions 24 hours a day, seven days a week. Our Support Services offerings generate maintenance revenue from our installed base of approximately 5,200 sites, averaging 50% of QAD's total annual revenue over the past three fiscal years.

  •
  Learning Services.  We offer comprehensive education and training services to our customers, end-users and service providers. Well equipped training centers around the globe feature experienced and certified instructors along with a broad and substantial curriculum. Learning services is currently working to enhance its educational offerings via its computer-based training curriculum.

        To broaden our customer service and support offerings, we have entered into strategic partnerships with IBM, Atos Origin, and other select organizations. Through these partnerships, we provide additional business process and program management consulting services. These strategic partners are closely aligned to our organization and participate in the selling process.

QAD PRODUCT ALLIANCES

        We have a number of ongoing business alliances that extend the functionality of our software through the addition of integrated best-in-class applications. We have also entered into select joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software to deliver more complete solutions for our targeted vertical markets. Our alliances include Access Commerce, IBM, Progress Software Corporation and others.

TECHNOLOGY

QAD MFG/PRO eB2 Technology

        MFG/PRO was first introduced in 1986. We have subsequently released a number of product versions and enhancements. Our most recent version, MFG/PRO eB2, has been developed with a commercially available toolset marketed by Progress Software Corporation (Progress), that works with relational databases provided by Oracle Corporation and Progress. MFG/PRO eB2 software operates under UNIX, Linux and Windows NT operating systems and takes advantage of advances in Progress software that open up this fourth-generation language to access by Sun Microsystems' Java language. MFG/PRO eB2 also features an Internet-enabled Java user interface called QAD Desktop2. Using similar technology, we have exposed the functionality of MFG/PRO software for direct access by other business applications. This technology allows documents defined in XML (Extensible Markup Language) to be exchanged between MFG/PRO and other business applications without user involvement, thus automating the interaction between MFG/PRO and other applications, including but not limited to those provided by QAD. This technology is part of the QAD QXtend Interoperability Solutions.

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

MFGx.net and QAD Supply Visualization Technology

        Our current MFGx.net offering, QAD Supply Visualization, is a thin-client product accessible over the Internet, requiring only a standard Web browser for customers and suppliers to share inventory and order information. Components of QAD Supply Visualization are built using Java, JSPs, DHTML, HTML and Java Servlets on the server side. Data is transported in XML format using standard HTTP protocol. The offering is hosted on the Linux operating system. These technologies allow us to leverage our legacy enterprise products while using the most advanced tools to provide our customers with true supply chain visibility.

RESEARCH AND DEVELOPMENT

        Our principal research and development staff is focused on continuing updates and improvements to QAD applications, including the continual enhancements of our application suites to better serve the needs of our customers in each of the markets we serve.

        We maintain two separate technology development efforts within our Research and Development organization—one for our core enterprise and extended enterprise products, and one for our manufacturing community Portal and its associated solution offerings. In addition, our development staff is actively investigating the integration of certain products that were acquired as the result of the acquisition of TRW ISCS, and have begun the process of assuming responsibility for the development and maintenance of those products that are complementary to our application suites.

        We are committed to the continuing development of our products through in-house and third-party development. As of January 31, 2003, approximately 225 research and development personnel were involved in the development of QAD applications. We continue to utilize high quality, cost-effective development resources around the world, wherever possible, and have significant development operations in India, Ireland, and Australia, in addition to our primary development facilities in the United States. Our research and development expenses totaled $33.4 million, $31.7 million and $34.5 million in fiscal years 2003, 2002 and 2001, respectively.

SALES AND MARKETING

        QAD sells and supports its products and services through direct and indirect sales channels and service organizations located throughout the world.

        Our direct sales organization is composed of approximately 100 commissioned sales people. We continue to strengthen our sales organization and our sales regions in order to improve our ability to deliver localized industry-specific solutions throughout the world. Within each territory, a focus on the industries we serve is maintained through marketing, local product development and sales training.

        Our indirect sales channel consists of over 40 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. In addition, we leverage our relationships with implementation service providers, hardware vendors and other third parties to identify sales opportunities on a global basis.

        Our marketing strategy includes developing demand for our products by consistently communicating with QAD vertical prospects and key audiences to increase awareness and mind share. QAD undertakes a variety of marketing activities such as analyst relations, press relations, investor relations, events, advertising, the development of sales tools, and the continued improvement of our Web site. The global marketing organization plans and coordinates focused campaigns as set forth in our strategic plan. The team utilizes marketing automation tools to support our field sales organization and our direct marketing efforts.

COMPETITION

        The enterprise software applications market is highly competitive, is rapidly changing and is affected by new product introductions and other market activities, including consolidations among industry participants and the entry of new participants.

        In viewing the competition, QAD separates its competition into three groups: Mega-suite vendors, focused vendors, and point solution vendors.

        Mega-suite vendors such as JD Edwards, Microsoft, Oracle, PeopleSoft, and SAP, have a strategy of serving many non-manufacturing industries in addition to their commitment to the manufacturing space. In addition, these vendors have a stated strategy that includes pursuing the mid-market ($250 million to $1 billion in revenues) of manufacturing—an area that has been traditionally strong for QAD.

        Our focused vendor competition comes from technology companies who have a stated strategy to focus on a niche market or a portion of the market where QAD currently does business. Brain (owned by Agilsys), Epicor, IFS, Intentia and Mapics are some of the Focused vendors currently serving the specific needs of manufacturing plants and distribution sites of multi-national manufacturing companies.

        Point solution vendors provide a narrow set of functionality often specialized in an area that overlaps with functionality within QAD solutions. Vendors in this category include Agile, Covisent, Haut Commerce, i2, Manugistics, MatrixOne, Supply Solutions, and Yantra.

        As the market for enterprise software continues to develop, companies with significantly greater resources could attempt to increase their presence in these markets by acquiring or forming strategic alliances with our competitors or with our current or potential partners. The dynamic nature of the emerging market space leads us to believe that numerous smaller, but well-capitalized vendors may emerge as strong competitors.

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

        To facilitate our customers' ability to customize MFG/PRO, we generally license our MFG/PRO software to end-users in both object code (machine-readable) and source code (human-readable) format. While this practice facilitates customization, making software available in source code also makes it easier for third-parties to copy or modify our software for impermissable purposes. Distributors or other persons may independently develop a modified version of our software. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties. We have no patents although we have two pending patent applications.

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

        Our intellectual property rights may be significantly affected by third-party relationships and actions.    We have in the past, and may in the future, resell certain software which we license from third-parties. In addition, we have in the past, and may in the future, jointly develop software in which we will have co-ownership or cross-licensing rights. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that provide us with the third-party software we require, provide adequate functionality in our products on terms that adequately protect QAD's proprietary rights, or are commercially favorable to us. The loss of or inability to maintain or obtain any of these software licenses, including a loss as a result of a third-party infringement claim, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed or developed and integrated.

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

EMPLOYEES

        As of January 31, 2003, we had approximately 1,325 full-time employees of which approximately 575 were in support and services, 225 were in research and development, 300 were in sales and marketing and 225 were in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and France based subsidiaries are represented by statutory Works Councils as required under the local laws. Employees of our Brazil based subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

BUSINESS SUMMARY

        We believe that QAD is well positioned to continue its success in the enterprise solutions space and leverage that success to become a market leader in the new emerging fields of enterprise, extended enterprise and manufacturing community solutions for our multi-national, large and mid-range manufacturing customers.

        We regard the combination of our applications MFG/PRO eB2 and QAD eQ, our MFGx.net service offerings, our QAD QXtend Interoperability Solutions, as well as our extensive global support and implementation capabilities, as a uniquely positioned end-to-end solution that provides manufacturers with significant competitive advantages, synchronized processes across the enterprise, increased supply chain efficiency, and the ability to open new markets via collaborative commerce.

        We believe our solutions are well positioned to succeed in the enterprise software market for the following reasons:

  •
  We have developed and delivered an integrated application suite, MFG/PRO eB2, QAD eQ and MFGx.net based on proven technology and deep manufacturing experience.

  •
  Our solutions can help manufacturers realize new efficiencies and achieve significant performance improvements in many areas of the manufacturing enterprise.

  •
  Our industry-specific solutions provide our customers with significant competitive advantage and impressive return on investment (ROI).

  •
  Our solutions implement quickly and have a low total cost of ownership compared to other solutions.

  •
  Our solutions, service, and support are truly global in nature and are available in as many as 26 languages, incorporating global tax management and multi-currency capabilities tailored to local financial practices.

  •
  Our solutions' open architecture allows customers to integrate with other ERP or legacy systems, protecting and extending their existing IT investments.

  •
  We have a passion for manufacturing excellence and for helping our customers achieve competitive advantages.

        QAD's existing customer base of approximately 5,200 licensed sites, our global service and support operations, our internal and extended sales operations, our marketing organization and our strategic partnerships with select partners provide significant resources with which to build our position in the market place.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2003.

NAME	AGE	POSITION(S)
Pamela M. Lopker	48	Chairman of the Board and President
Karl F. Lopker	51	Chief Executive Officer
Kathleen M. Fisher	48	Executive Vice President and Chief Financial Officer
Vincent P. Niedzielski	49	Executive Vice President, Research and Development
Murray W. Ray	55	Executive Vice President, Global Services and Human Resources
Roland B. Desilets	41	Executive Vice President, General Counsel and Secretary
Valerie J. Miller	39	Vice President, Corporate Controller

        Pamela M. Lopker founded QAD in 1979 and has been Chairman of the Board and President since incorporation in 1981. Prior to founding QAD, Ms. Lopker served as Senior Systems Analyst for Comtek Research from 1977 to 1979. Ms. Lopker is certified in Production and Inventory Management by the American Production and Inventory Control Society. Ms. Lopker earned a Bachelor of Arts degree in Mathematics from the University of California at Santa Barbara. Ms. Lopker is married to Karl F. Lopker.

        Karl F. Lopker has served as Director and Chief Executive Officer (CEO) since joining QAD in 1981. Mr. Lopker was founder and President of Deckers Outdoor Corporation from 1973 to 1981. Mr. Lopker is certified in Production and Inventory Management at the Fellow level by the American Production and Inventory Control Society. Mr. Lopker studied Electrical Engineering and Computer Science at the University of California at Santa Barbara. Mr. Lopker is married to Pamela M. Lopker.

        Kathleen M. Fisher is Executive Vice President and Chief Financial Officer (CFO). She joined QAD in March 2000. Prior to joining QAD, Ms. Fisher served as the chief financial officer of Adept Technology, an automation software and hardware manufacturer, in San Jose, California. She has also served as CFO for Borland Software Corporation, and Softbank Content, Inc. Ms. Fisher received a Bachelor of Science degree in Business Administration from the University of Redlands and a Master of Business Administration degree from the University of Southern California in Los Angeles.

        Vincent P. Niedzielski is Executive Vice President, Research and Development. He joined QAD in April 1996. Prior to joining QAD, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation from 1984 to 1996. Mr. Niedzielski holds a Bachelor of Science degree in Mathematics and Computer Science from the University of Scranton.

        Murray W. Ray is Executive Vice President, Global Services and Human Resources. Mr. Ray joined QAD in August 1996 and was appointed Vice President of Global Services and Human Resources in October 1998 and February 2001, respectively. Prior to joining QAD, he served 11 years at Compaq Computer Corporation, formerly Digital, as an Industrial Marketing Manager and then as a Director of Professional Services. He also served as a Director of Professional Services at AT&T for the Asia Pacific region. Mr. Ray earned a Bachelor of Science Degree in Mathematics and Statistics from the University of Western Australia and he has graduated from the advanced management programs at the Australian Management College and the University of Hawaii.

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

SEGMENT REPORTING

        Segment financial information for fiscal years 2003, 2002 and 2001 is presented in note 10 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

        QAD is headquartered in Carpinteria, California, in approximately 71,000 square feet of leased space in three facilities with lease commitments ranging from 2004 to 2011. QAD owns 28 acres with approximately 45,000 square feet of existing office space in Summerland, California, a neighboring community. This property carries an entitlement for the construction of a company headquarters. QAD is currently constructing a new company headquarters in order to consolidate its corporate operations. This project is currently scheduled to be completed at the end of 2003.

        The company has over 30 additional offices located across our four geographic regions with lease commitments ranging from 2002 until 2019. This includes major offices located in the United States, the Netherlands, Australia, the United Kingdom, Mexico, Poland, Thailand, China, Spain, France and Japan. Due to the TRW ISCS acquisition, we anticipate the merging and closing of certain offices in the EMEA region.

        On March 21, 2003, QAD completed the sale of the Mark Hill property, a 34-acre undeveloped parcel of property located in Carpinteria, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        QAD common stock has been traded on the NASDAQ National Market (NASDAQ) since our initial public offering in August 1997 (under the symbol QADI). According to records of our transfer agent, we had approximately 400 stockholders of record as of April 28, 2003. The following table sets forth the high and low closing prices for QAD's common stock as reported by NASDAQ in each quarter of the last two fiscal years.

	Low Price	High Price
Fiscal year 2003:
Fourth quarter	$1.47	$3.74
Third quarter	1.40	2.23
Second quarter	1.78	4.29
First quarter	2.60	5.33
Fiscal year 2002:
Fourth quarter	$2.16	$3.45
Third quarter	1.62	3.50
Second quarter	2.51	3.99
First quarter	2.06	3.88

        QAD recently completed a tender offer in which QAD purchased 2.9 million shares at a price of $5.00 per share. For further discussion of the offer, see note 14 within Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

        Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and we do not anticipate declaring dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended January 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Total revenue	$195,248	$205,785	$216,199	$240,425	$193,600
Operating loss	(3,295)	(832)	(19,011)	(9,780)	(34,806)
Loss before cumulative effect of accounting change	(6,598)	(5,313)	(25,406)	(16,336)	(35,921)
Cumulative effect of accounting change	1,051	—	—	—	—
Net loss	(7,649)	(5,313)	(25,406)	(16,336)	(35,921)
Basic and diluted net loss per share:
Before cumulative effect of accounting change	(0.19)	(0.16)	(0.76)	(0.54)	(1.22)
Cumulative effect of accounting change	0.03	—	—	—	—
Basic and diluted net loss per share	(0.22)	(0.16)	(0.76)	(0.54)	(1.22)
BALANCE SHEET DATA:
Total assets	162,306	158,009	181,462	214,371	200,055
Long-term debt	9,125	15,345	19,460	21,890	6,526

        We have made nine acquisitions since the third quarter of fiscal year 1999. Results of operations of the acquired entities have been included in the financial statements since the respective dates of acquisition. Recent acquisitions are described in greater detail in note 2 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in particular the subsection of this Item 7 entitled "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2004.

INTRODUCTION

        The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

OVERVIEW

        Founded in 1979, QAD has been recognized as a leading provider of enterprise resource planning (ERP) software applications for global manufacturing companies. Today, QAD enterprise applications leverage advances in Internet and enabling technologies to provide critical functionality for managing manufacturing resources and operations within and beyond the enterprise, enabling global manufacturers to collaborate with their customers, suppliers and partners to make and deliver the right product, at the right cost and at the right time.

        QAD enterprise applications are focused and optimized for select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical industries. They address business-critical functions and processes at three levels required by today's global manufacturing companies: 1) Enterprise, providing traditional ERP functionality for intra-enterprise functions, 2) Extended Enterprise, providing Distributed Order Management capabilities for functions involving external sources such as customers and suppliers and 3) Community, providing a Portal for gaining visibility and access to information across the larger manufacturing community. Further discussion of QAD enterprise applications may be found within the section entitled "QAD SOLUTIONS" included in Item 1 of this Annual Report on Form 10-K.

        QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers who are excellent prospects for QAD's enterprise applications. With a proven track record of more than 20 years of industry leadership, and approximately 5,200 licensed sites of our software around the world, QAD is ideally qualified to meet the business and technology requirements of global manufacturing companies worldwide. We develop our products with constant and direct input from leading global manufacturers within the industries we serve. This vertical industry focus is a key differentiator for QAD, enabling our customers to implement QAD applications rapidly, realize a rapid return on investment, and achieve a low total cost of ownership compared with other vendors targeting the industries we serve.

        Global service and support are an important component of our solutions. QAD offers service and support capabilities that are truly global in scope. We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions around the globe and support them in multiple languages and currencies. Our geographic management structure ensures that our global practices meet local requirements and that our services are delivered effectively within each region around the globe. We support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, all around the world.

CRITICAL ACCOUNTING POLICIES

        We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets, capitalized software development costs, and valuation of deferred tax assets to be critical policies due to the significance of these items to our operating results and the estimation processes and management's judgment involved in each.

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

            License Revenue.    We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific, objective evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility for which we review a customer's credit worthiness and our historical experience with that customer, if applicable.

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

  We
  believe that we are currently in compliance with SOP No. 97-2, SOP No. 98-9 and SAB No. 101. However, the accounting standard setting bodies continue to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

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

  •
  Impairment of Long-Lived Assets.  Our long-lived assets include goodwill, intangibles assets and other assets. At January 31, 2003, we had $12.0 million of goodwill and intangible assets, accounting for 7% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which requires us to analyze goodwill for impairment upon adoption, and then on at least an annual basis thereafter. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill that is reflected as a cumulative effect of accounting change in the Consolidated Statements of Operations for the year ended January 31, 2003. For a further discussion of SFAS 142, see note 3 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

  •
  Capitalized Software Development Costs.  We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing). Capitalized software development costs are amortized on a straight-line basis over three years and charged to cost of license fees. We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software development costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management's judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets not previously recorded.

  •
  Valuation of Deferred Tax Assets.  Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the carrying value of our net deferred tax assets reflect an amount that is more likely than not to be realized. At January 31, 2003, we had $0.2 million of net deferred tax assets, current and non-current. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider future taxable income and tax planning strategies that are both prudent and feasible. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended January 31,
	2003	2002	2001
Revenue:
License fees	29%	31%	32%
Maintenance and other	54	50	45
Services	17	19	23

Total revenue	100	100	100
Costs and expenses:
Cost of license fees	4	6	6
Cost of maintenance, service and other	34	36	41
Sales and marketing	32	29	31
Research and development	17	15	16
General and administrative	11	11	11
Amortization of intangibles from acquisitions	1	2	2
Impairment loss	—	1	—
Restructuring charges	3	—	2

Total costs and expenses	102	100	109
Operating loss	(2)	—	(9)
Other expense	1	1	—

Loss before income taxes and cumulative effect of accounting change	(3)	(1)	(9)
Income tax expense	1	2	3

Loss before cumulative effect of accounting change	(4)	(3)	(12)
Cumulative effect of accounting change	—	—	—

Net loss	(4)%	(3)%	(12)%

        Total revenue.    Total revenue for fiscal 2003 was $195.2 million, a decrease of $10.5 million, or 5%, from fiscal 2002. The TRW Integrated Supply Chain Solutions (TRW ISCS) acquisition that took place during the fourth quarter of fiscal 2003, contributed $4.2 million to total revenue.

        License revenue was $56.0 million for fiscal 2003, down $6.8 million from $62.8 million for fiscal 2002. This decline reflects the reduced IT spending levels within our customer base due to current economic conditions and the global political environment. We are finding that in some cases while our customers are willing to purchase software at comparable prices, they are purchasing smaller quantities over longer periods of time, rather than the larger, one-time license purchases experienced in the past. During fiscal 2003, there were 5 billings of QAD eQ, our Distributed Order Management suite, including $0.4 million of license billings resulting in the recognition of $0.1 million of license revenue and deferrals of $0.3 million relating mainly to discounts on maintenance fees that will be recognized as support revenue as the support services are provided in future quarters.

        Maintenance and other revenue was $106.3 million for fiscal 2003, representing an increase of $2.7 million, or 3%, over the $103.6 million for fiscal 2002. Customers acquired from TRW ISCS contributed $0.8 million in fiscal 2003 maintenance and other revenue. Excluding customers acquired from TRW ISCS, our maintenance and other revenue increased $1.9 million over last year. This increase was due primarily to additional maintenance on new license sales, partially offset by cancellations within our existing customer base. Maintenance revenue growth rates are affected by the overall license revenue growth rates as well as annual maintenance contract renewal rates.

        Services revenue was $32.9 million for fiscal 2003, representing a decline of $6.4 million when compared to last year at $39.3 million. While customers acquired from TRW ISCS added $3.2 million in services revenue, this was more than offset by a $9.6 million decline in our existing business. This decline is primarily attributable to our international operations and correlates with the recent license revenue trend. Our recent license revenue has included fewer large license sales which typically lead to significant service engagements. In addition, we have experienced an increased proportion of sales to our existing customer base that generally require a lower level of services during implementation.

        Total revenue for fiscal 2002 was $205.8 million, a decrease of $10.4 million, or 5%, from fiscal 2001. License revenue decreased by $6.4 million due to the slowdown in corporate IT spending within our core customer base of manufacturers prompted by economic conditions. During fiscal 2002, there were four sales of QAD eQ. Excluding maintenance and services revenue, these sales resulted in the recognition of $0.8 million in license revenue. Overall, maintenance and other revenue increased $5.3 million to $103.6 million for fiscal 2002 from $98.3 million for fiscal 2001, due to growth in our installed base, partially offset by a decline in hardware sales. Services revenue declined $9.3 million due to a reduction in the number of large license sales that lead to large systems implementation projects.

        As a result of these factors, revenue mix has shifted toward maintenance and other revenue, growing to 54% of total revenue in fiscal 2003 from 50% and 45% in fiscal 2002 and 2001, respectively. License revenue was 29% of total revenue in fiscal 2003, declining from 31% in fiscal 2002 and 32% in fiscal 2001. Services revenue has declined to 17% of total revenue in fiscal 2003 from 19% and 23% in fiscal 2002 and 2001, respectively.

        No single customer has accounted for more than 10% of our total revenue in any of the last three fiscal years. However, it is not uncommon to obtain a multi-million dollar contract with a single customer, though this has become less common in recent years.

        Total Cost of Revenue.    Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) as a percentage of total revenue was 38%, 42% and 47% in fiscal 2003, 2002 and 2001, respectively. The four percentage point decrease from fiscal 2002 to fiscal 2003 was due primarily to continued improvements in our maintenance margin due to lower personnel and related costs in line with our continued cost containment measures and the shift in the mix of our revenue toward higher margin maintenance revenue.

        In addition, fiscal 2003 included non-recurring expense reductions related to royalty contract accruals totaling $1.2 million. In the first quarter, the Company terminated a third-party royalty contract, which resulted in a one-time benefit of approximately $600,000. And in the fourth quarter, we recorded an equivalent, unrelated one-time benefit from the reduction of a prior royalty accrual. Excluding these one-time royalty expense reductions, cost of revenue percentage would have increased by one percentage point to 39% for fiscal 2003.

        The five percentage point decrease from fiscal 2001 to fiscal 2002 was due primarily to our improved maintenance margin stemming mainly from lower personnel and related costs.

        Sales and Marketing.    Sales and marketing expense was $61.7 million, $59.4 million, and $66.5 million for fiscal 2003, 2002 and 2001, respectively. The increase of $2.3 million from fiscal 2002 to 2003 related mainly to higher personnel costs due to the strengthening of our sales and marketing staff, our increased focus on marketing activities in fiscal 2003, including the launch of

MFG/PRO eB2 and higher net expense related to our annual Explore user conference, and the incremental expense due to the TRW ISCS acquisition. The decline of $7.1 million from fiscal 2001 to 2002 was due primarily to lower personnel and related costs resulting from our cost containment efforts during fiscal 2002. Fiscal 2002 also included lower partner fees, which are paid to distributors and sales agents, primarily in connection with the sale of QAD licenses and first year maintenance.

        Research and Development.    Research and development expense was $33.4 million, $31.7 million and $34.5 million in fiscal 2003, 2002 and 2001, respectively. The fiscal 2003 increase over 2002 was primarily due to increased personnel, consulting and related expenses aligned with our continued investment in the development of our new and existing products. The fiscal 2002 decline when compared to fiscal 2001 was primarily related to decreased personnel and related expenses due to our cost containment efforts, partially offset by lower capitalized expenses for translations and localizations of our products in fiscal 2002.

        General and Administrative.    General and administrative expense was $21.8 million, $22.9 million and $22.5 million for fiscal 2003, 2002 and 2001, respectively. When comparing fiscal 2003 to 2002, general and administrative expense declined $1.1 million. Excluding the impact of the TRW ISCS acquisition, expenses declined by $1.9 million, due mainly to lower personnel and related expenses and to lower bad debt expense in fiscal 2003. This decline was partially offset by $0.8 million of incremental expense due to the TRW ISCS acquisition in fiscal 2003. Fiscal 2002 was basically unchanged to fiscal 2001.

        Amortization of Intangibles from Acquisitions.    Amortization of intangibles from acquisitions totaled $1.2 million, $3.5 million and $4.6 million in fiscal 2003, 2002, and 2001, respectively. These declines were primarily related to certain intangible assets that had become fully amortized in the respective preceding fiscal year. In addition, the decline from fiscal 2002 to 2003 was partially related to the discontinued amortization of goodwill with our adoption of SFAS 142 in fiscal 2003.

        Impairment Loss.    SFAS 142 requires us to analyze goodwill for impairment at least on an annual basis or when a triggering event requires an additional analysis. We have chosen the fourth quarter of our fiscal year as our annual test period. During the fourth quarter of fiscal 2003, in connection with our annual test, all reporting units containing goodwill were valued and tested for impairment. The results of this test yielded no indication of impairment for the reporting units that had goodwill on their balance sheets as of the test date, which included Europe, Middle East and Africa (EMEA) and Latin America.

        During fiscal 2003, a prior shareholder of an acquired business in our Asia Pacific reporting unit received an earnout payment of $151,000 based on financial performance under the purchase agreement. The payment effectively serves to increase the purchase price of the acquisition, thus adding to our goodwill balance. Based on the earnout payment, under SFAS 142, the Asia Pacific reporting unit was valued and tested for impairment. In accordance with the provisions of SFAS 142, the additional $151,000 of goodwill in Asia Pacific was fully impaired and the related impairment loss is included in our Consolidated Statement of Operations for fiscal 2003.

        During fiscal 2002, we reviewed our long-lived assets for impairment in value based upon undiscounted future operating cash flows from those assets in accordance with the accounting literature in effect at that time, Statement of Financial Accounting Standards No. 121, (SFAS 121),"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS 121, appropriate losses were recognized whenever the carrying amount of an asset might not be recovered. As of January 31, 2002, we determined that the technology related to Enterprise Engines, Inc. (EEI) was impaired, and deemed to have no fair value due to our shift from the use of the EEI toolset to the IBM WebSphere toolset underlying our QAD eQ product. Accordingly, an impairment loss of $2.1 million was recorded to the fiscal year 2002 Consolidated Statement of Operations related to the remaining book value of EEI goodwill and other intangible assets.

        Restructuring Charge.    During fiscal 2003, we implemented a cost reduction program aimed at reducing annualized operating expenses by better aligning expenses with current business levels. The related actions resulted in a $3.2 million and $1.2 million charge in the third quarter and fourth quarter of fiscal 2003, respectively. These charges included a reduction of approximately 130 employees across all regions and functions (approximately $4.1 million), facility consolidations ($0.1 million), and associated asset write-downs ($0.2 million). In addition, during the fourth quarter of fiscal 2003 we recorded an adjustment of $0.9 million as an increase to operating expense, related to the fiscal 2002 restructuring accrual described below. As of January 31, 2003, of the combined $4.4 million fiscal 2003 restructuring charges, $3.6 million was utilized. We expect to pay the remaining balance of $0.8 million, consisting mainly of employee termination costs, by the end of fiscal 2004.

        During fiscal 2002, we continued our fiscal 2001 initiative to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions resulted in a $0.7 million and $0.4 million charge in the second quarter and fourth quarter of fiscal 2002, respectively. These charges primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal 2002, we recorded restructuring accrual adjustments of $0.7 million and $0.3 million as reductions to operating expense in our Consolidated Statement of Operations for the second quarter and third quarter, respectively. These adjustments, totaling $1.0 million, were to the fiscal 2001 restructuring accrual because employee termination costs were lower than originally estimated. As previously mentioned, during fiscal 2003, the fiscal 2002 restructuring accrual was increased $0.9 million due to the Company's inability to sublease certain office space as originally planned. As of January 31, 2003, of the combined $2.0 million fiscal 2002 restructuring charges, $1.0 million had been utilized. The remaining balance of $1.0 million related to lease obligations is expected to be paid through fiscal 2005.

        Total Other (Income) Expense.    Total other (income) expense was $2.0 million, $1.6 million and $0.7 million in fiscal 2003, 2002 and 2001, respectively. These increases in expense were due mainly to unfavorable changes in foreign currency transaction and remeasurement losses.

        Income Tax Expense.    We recorded income tax expense of $1.3 million, $2.9 million and $5.7 million in the years ended January 31, 2003, 2002 and 2001, respectively. The fiscal 2003 and 2002 income tax expense represented taxes in profitable jurisdictions. Fiscal 2001 income tax expense included $2.5 million for taxes in the jurisdictions that were profitable and a $3.2 million valuation allowance on deferred tax assets. We have not provided tax benefits for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these tax benefits.

        Cumulative Effect of Accounting Change.    During the first quarter of fiscal 2003, we adopted SFAS 142 related to impairment tests for goodwill, resulting in the reporting of a cumulative effect of a change in accounting principle of $1.1 million. For further discussion, see note 3 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

PRO FORMA FINANCIAL RESULTS

        Pro forma information is provided below to assist in evaluating our performance on a more consistent year-to-year basis. QAD has used pro forma reporting to evaluate its operating performance and believes this presentation provides investors with additional insight into its operating results. Due to new Securities and Exchange Commission regulations applicable to our fiscal 2004 first quarter, the pro forma information below will not be reported in future periods.

        Pro forma amounts have been adjusted to exclude amortization of intangibles from acquisitions, goodwill impairment losses, restructuring charges, significant deferred tax asset valuation allowances and the cumulative effect of accounting change. Pro forma adjustments are detailed below in a reconciliation from net loss calculated in accordance with accounting principles generally accepted in the United States to pro forma net income (loss).

	Years Ended January 31,
	2003	2002	2001
	(in thousands, except per share data)
Reconciliation of net loss to pro forma net income (loss):
Net loss	$(7,649)	$(5,313)	$(25,406)
Adjustments to net loss:
Amortization of intangibles from acquisitions	1,165	3,538	4,596
Impairment loss	151	2,066	—
Restructuring charges	5,287	93	5,076
Tax valuation allowance adjustment	—	—	3,191
Cumulative effect of accounting change	1,051	—	—

Pro forma net income (loss)	$5	$384	$(12,543)

Pro forma basic net income (loss) per share	$0.00	$0.01	$(0.38)
Pro forma basic weighted shares	34,460	34,055	33,433
Pro forma diluted net income (loss) per share	$0.00	$0.01	$(0.38)
Pro forma diluted weighted shares	34,671	34,324	33,433

        On a pro forma basis, we broke even for fiscal 2003 and achieved profitability of $0.01 per share in fiscal 2002. These pro forma results represent a significant improvement over the $0.38 pro forma net loss per share in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Cash and equivalents were $50.2 million and $50.8 million at January 31, 2003 and 2002, respectively. Our working capital was $6.8 million and $22.7 million as of January 31, 2003 and 2002, respectively. The TRW ISCS entities acquired in November 2002 represented a $3.7 million net decrease in working capital as of January 31, 2003, including current assets of $9.1 million and current liabilities of $12.8 million. The decrease in working capital, excluding the impact of the TRW ISCS acquisition, was $12.2 million and primarily related to a decrease in accounts receivable due to management's focus on collections and an increase in deferred revenue related to a higher level of maintenance renewal billing as of the fiscal 2003 year end when compared to fiscal 2002. These declines in working capital were partially offset by a decrease in accounts payable and other current liabilities.

        Accounts receivable, net of the allowance for doubtful accounts and sales adjustments, decreased to $57.3 million at January 31, 2003, from $59.7 million at January 31, 2002. Accounts receivable days' sales outstanding, using the countback method, decreased to 55 days at January 31, 2003, from 75 days at January 31, 2002. This decline reflects our continued management focus on the collection process.

        Net cash provided by operating activities was $13.4 million, $21.5 million and $12.6 million in fiscal 2003, 2002 and 2001, respectively. The decrease from fiscal 2002 to 2003 relates primarily to a larger net loss in fiscal 2003, a smaller net change in accounts receivable when comparing year over year, and a larger decline in other current liabilities. These decreases to cash provided from operating activities were partially offset by the change in deferred revenue from year to year. The increase in cash provided from operations from fiscal 2001 to 2002 relates primarily to the decreased net loss and increased accounts receivable collections, offset by a decrease in deferred revenue in fiscal 2002.

        Net cash used in investing activities was $9.8 million, $4.5 million, and $7.8 million in fiscal 2003, 2002 and 2001, respectively, primarily related to our investment in property and equipment. During the second quarter of fiscal 2003, we commenced construction of a new company headquarters on property, which we refer to as Ortega Hill, owned by QAD in Summerland, California, a neighboring community to our existing headquarters in Carpinteria, California. As of January 31, 2003, the Company had incurred $5.3 million in capital expenditures related to this project. The primary motivation for this activity is to consolidate QAD Santa Barbara area operations. The current construction schedule is set to complete the effort so that it coincides with the lease termination of the existing company headquarters in nearby Carpinteria, California. Another significant motivation for this effort is that the current entitlement under the California Development Plan for the project will expire August 2003. However, we may be eligible to receive up to a one-year extension for this entitlement if substantial continuous construction is in progress.

        The board approved a $21.5 million construction budget for the new headquarters, which will be funded through a combination of cash and additional debt financing. In November 2002, QAD entered into a construction loan agreement with Santa Barbara Bank and Trust (SBB&T) to finance a maximum of $18 million, which is secured by the property and guaranteed by QAD. We anticipate entering into a permanent loan agreement upon completion of the construction project.

        Among other considerations in securing the construction loan, a commitment fee of 1%, or $180,000, was paid to SBB&T and approximately $6.8 million was transferred into a restricted cash account at SBB&T in November 2002. Of the restricted cash amount, approximately $4.3 million was used to pay off the existing first deed mortgage secured by the property with First Credit Bank. The balance of approximately $2.5 million must be used to pay costs related to the project before loan proceeds may be borrowed from SBB&T. At January 31, 2003, the remaining restricted cash balance was $1.0 million.

        In October 2002, to secure a second building permit for the construction project, we deposited $0.5 million and $0.4 million with Santa Barbara County to secure landscape installation, and maintenance of the installed landscape for up to three years, respectively. These deposits were replaced with performance bonds in the same amounts in November 2002, which secure the same obligations.

        We maintain a five-year senior credit facility with Foothill Capital Corporation (the Facility). The Facility, as amended, provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12 month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth balances, as well as a minimum cash coverage ratio. At January 31, 2003, we were in compliance with the applicable covenants. The Facility currently provides that its term loan portion shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter.

        Effective July 31, 2002, QAD amended its credit facility with Foothill Capital Corporation to permit: 1) the construction of the new company headquarters, 2) additional indebtedness not to exceed $20 million, 3) a guarantee of debt not to exceed $20 million, and 4) the sale of the Mark Hill property, a parcel of property located in Carpinteria, California. Upon sale of the Mark Hill property, QAD agreed to use twenty-five percent (25%) of the sale proceeds or $0.5 million, whichever is less, to repay a portion of the outstanding balance on the Facility. In March 2003, the Mark Hill property was sold, and we repaid $0.5 million of the Facility.

        The net cash used in financing activities totaled $6.5 million, $2.4 million and $1.7 million in fiscal 2003, 2002 and 2001, respectively, related mainly to the proceeds and repayments of borrowings. During fiscal 2003, we paid down our debt by $6.4 million, including $4.3 million for the paydown of the mortgage on the Ortega Hill property previously mentioned. During fiscal 2002, we paid $2.0 million of principal on the term portion of our five-year senior credit facility with Foothill Capital Corporation, in accordance with the repayment terms.

        Acquisition.    On November 12, 2002, we acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering 10 European countries and North America from BDM International, Inc. (a wholly-owned subsidiary of TRW Inc.) and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner pursuant to an agreement with QAD, operated businesses that primarily focused on systems installation, integration and services in connection with the MFG/PRO software owned and licensed by QAD and other QAD-related goods and services.

        Under the terms of the Stock and Asset Purchase Agreement, QAD paid $1.0 million in cash and incurred transaction costs, including direct acquisition costs, involuntary termination costs and facility related costs, of approximately $5.7 million. The transaction included the purchase of the stock of BDM UK Limited (BDM UK) and its thirteen wholly-owned European subsidiaries, the acquisition of assets and assumption of certain liabilities of the businesses in Germany and North America, and TRW Systems' agreement not to compete for the next 3 years. QAD funded the purchase price received by BDM International, Inc. and TRW Inc. with cash generated from operating activities. Pursuant to the agreement, BDM UK became a wholly-owned subsidiary of QAD. The acquisition is accounted for as a business combination and, accordingly, the total purchase price is allocated to the acquired assets, including goodwill and other intangible assets and liabilities at their fair values as of November 12, 2002. Our Consolidated Statements of Operations do not include revenue or expenses related to the acquisition prior to November 12, 2002.

SUBSEQUENT EVENTS

        Effective March 18, 2003, QAD amended its credit Facility with Foothill Capital to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004. QAD has agreed to maintain minimum cash coverage of 120% of the Facility's term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility's term loan balance on a daily basis. Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving credit facility.

        On March 20, 2003, QAD announced a plan to purchase up to 2.6 million shares of its common stock (subject to its rights under the securities laws to purchase additional shares representing up to 2% of its outstanding common stock) through a "Modified Dutch Auction" tender offer. The tender offer commenced on March 21, 2003, and consisted of an offer to purchase shares at a price between $4.75 per share and $5.25 per share, net to the seller in cash, without interest. The offer expired on April 21, 2003. Based on a final count by the depositary for the tender offer, QAD accepted for payment 2.6 million shares and exercised its right to accept for payment an additional 0.3 million shares for a total of approximately 2.9 million shares, at a purchase price of $5.00 per share. At April 25, 2003, as a result of completing the tender offer, QAD had approximately 31.6 million shares of common stock outstanding.

        QAD anticipates the maximum aggregate cost, including fees and expenses associated with the tender offer, to be approximately $15 million. Shares acquired pursuant to the tender offer returned to the status of authorized but unissued stock, and are available for the Company to issue in the future. The Company financed the tender offer from available cash.

        On March 21, 2003, QAD sold a 34-acre undeveloped parcel of property, in Carpinteria, California (Mark Hill) for $3.3 million, net of associated fees. The book value of this property was $1.8 million as of January 31, 2003. The resulting gain of $1.5 million will be recorded as a gain on disposal of property and will be included in "Other (income) expense" in our Consolidated Statement of Operations for the three months ending April 30, 2003. In connection with the sale of this property, and in accordance with the covenants of our Facility with Foothill Capital Corporation, we paid $0.5 million towards the outstanding balance of the Facility in March 2003.

CONTRACTUAL OBLIGATIONS

        The following summarizes our significant contractual obligations at January 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Senior Credit Facility	$2.0	$1.5	$7.6	$—	$—	$—	$11.1
Operating leases	7.0	5.8	3.6	2.8	1.8	7.2	28.2
Construction loan(1)	—	18.0	—	—	—	—	18.0
Tender offer(2)	15.0	—	—	—	—	—	15.0

Total	$24.0	$25.3	$11.2	$2.8	$1.8	$7.2	$72.3

(1)
For additional information regarding the construction loan see the Liquidity and Capital Resources section above.

(2)
For additional information regarding the tender offer, see the Subsequent Events section above.

        We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility and construction loan will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, tender offer and other cash needs.

RECENT ACCOUNTING STANDARDS

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

        SFAS 142 also requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. If an indication exists that the reporting unit's goodwill may be impaired, the implied fair value of the reporting unit's goodwill must be compared to its carrying amount. This comparison was required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss is to be recognized as the cumulative effect of a change in accounting principle in our Consolidated Statement of Operations. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill that is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations for the year ended January 31, 2003. For further discussion related to SFAS 142, see note 3 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

        Also effective February 1, 2002, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (EITF 01-14). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Comparative financial statements for prior periods include reclassifications to comply with the guidance of this announcement. The adoption of this EITF does not affect net income or loss in any past or future period, but will increase both services revenue and cost of maintenance, service and other revenue equally. Adoption of EITF 01-14 did not have a material impact on our total gross margin percentage. In implementing EITF 01-14, we reported $1.5 million in fiscal 2003 of reimbursements received for out-of-pocket expenses incurred as revenue and recharacterized $1.8 million and $2.1 million for the fiscal years ended January 31, 2002 and 2001, respectively.

        In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial statements.

        In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on our financial position, cash flows or results of operations.

        In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" (SFAS 148) was issued. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We currently do not intend to transition to the use of a fair value method of accounting for stock-based employee compensation, but will provide the required disclosures as prescribed by SFAS 148. The adoption of SFAS 148 did not have a material impact on our financial statements.

        In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. QAD will adopt SFAS 145 in fiscal year 2004. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE SIGNIFICANT FLUCTUATIONS

        Our quarterly revenue, expenses and operating results have varied significantly in the past. We anticipate that such fluctuations will continue in the future as a result of a number of factors, many of which are outside our control. The factors affecting these fluctuations include demand for our products and services, the size, timing and structure of significant licenses purchased by customers, market acceptance of new or enhanced versions of our software products and products that operate with our products, the publication of opinions about us, our products and technology by industry analysts, the entry of new competitors and technological advances by competitors, delays in localizing our products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in pricing policies by us or our competitors, customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors, the timing of the release of new or enhanced versions of our software products and products that operate with our products, changes in the method of product distribution and licensing (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by us, customer cancellation of major planned software development programs and general, regional or market economic factors.

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

        A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales.    We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of a customer's capital resources. Therefore, a downturn in any potential customer's business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, declines in general economic conditions, worsening of the global political environment or failure of the current economic situation to improve, may continue to precipitate significant reductions in corporate spending for information technology, which could result in delays, cancellations or reductions of orders for our products.

        Our service-related revenue may contribute to the quarterly fluctuations in our revenue. Additionally, the services business reduces our gross margins and services staffing increases our overhead.    During fiscal years 2002 and 2003, customer demand for QAD services declined primarily due to reduced license sales with which such services are associated. However, services revenue remains a substantial part of our business. While the expenses associated with services operations are relatively predictable, the revenues are dependent upon the timing and size of customer orders to provide the services. To the extent that we are not successful in securing orders from customers to provide services on a regular basis, our results may be negatively affected.

        Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue.    Because our expense level is relatively fixed, if revenue levels are below expectations, expense could be disproportionately high as a percentage of total revenue. If this were to occur, operating results would be immediately and adversely affected and losses could occur.

        Because of the significant fluctuations in our revenue, period-to-period comparisons may not be meaningful.    Based upon the factors described above, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that, as a result, these comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods or that we will be profitable on a quarterly or annual basis. We have in the past and may in the future experience quarterly losses.

RISKS ASSOCIATED WITH SALES CYCLE

        Our products involve a long sales cycle and the timing of sales is difficult to predict.    Because the licensing of our primary products generally involves a significant commitment of capital (which ranges from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of our products is generally lengthy (with a typical duration of 4 to 15 months), varies from customer to customer and is subject to a number of significant risks over which we have little or no control. These risks include customers' budgetary constraints, timing of budget cycles, concerns about the introduction of new products by us or our competitors and general economic downturns that can result in delays or cancellations of information systems investments. Due in part to the strategic nature of our products, potential customers are typically cautious in making product acquisition decisions. We have seen the results of this in the recent economic downturn in the global economy. The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit substantial presales support resources. While we believe we have established a robust global support and services organization over the past several years, we continue to rely on third-parties for a substantial portion of our implementation and systems support services, which in the past caused sales cycles to be lengthened and may have resulted in the loss of sales. Further, the uncertainty of the outcome of our sales efforts and the length of our sales cycles could still result in substantial fluctuations in operating results. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have an adverse effect on our quarterly operating results.

DEPENDENCE ON THIRD-PARTY PRODUCTS

        We are dependent on third-party products, particularly Progress software.    Our MFG/PRO software is written in a programming language that is proprietary to Progress Software Corporation (Progress). We have entered into a license agreement with Progress that provides us and each of our subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop and market our software products. We recently signed a three year extension of the agreement with Progress under which Progress provides support to us at no charge. The extension was effective July 2002.

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

        We also are reliant on the Java programming language (Java) in developing and supporting our products. For instance, the user interface for MFG/PRO software products employs Java. The QAD eQ software is also written in Java and is implemented using the IBM WebSphere components. The success of QAD eQ is dependent upon the continued acceptance of Java as well as on the continued support of the WebSphere components product by IBM and its acceptance in the market. The failure to successfully incorporate Java in new products, to convert MFG/PRO software to Java-interfaced Progress software components, to extend the MFG/PRO Java user interfaces, or of Java or Enterprise Java Beans technology to achieve market acceptance, could have an adverse effect on us.

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

RAPID TECHNOLOGICAL CHANGE

        The market for our software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements.    Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. For example, increasing commercial use of the Internet is giving rise to new customer requirements and new industry standards. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we believe our future success will depend on our ability to convert our products to component objects, as well as our ability to develop products that will operate and interoperate across the Internet and assist customers to operate with the Extended Enterprise and the Manufacturing Community. We cannot ensure that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others. Our products may also not achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could have an adverse effect on us.

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

QAD eQ AND OTHER COLLABORATIVE COMMERCE STRATEGY SOLUTIONS

        The market for QAD eQ and other collaborative commerce strategy solutions is uncertain.    A significant element of our strategy is the acceptance of our QAD eQ product and the development of other Distributed Order Management software, a series of new solutions targeted at the extended enterprise and manufacturing community needs. We have devoted substantial resources to developing QAD eQ and MFGx.net, and working with third-parties to develop software components that may be included as part of or encapsulated within QAD eQ and MFGx.net solutions. However, we cannot ensure our other planned releases for QAD eQ or other Distributed Order Management software solutions, whether developed by us or third-parties, will achieve the performance standards required for commercialization. In addition, our QAD eQ software or other Distributed Order Management software solutions may not achieve market acceptance or be profitable. If QAD eQ software or our other planned Distributed Order Management software solutions do not achieve such performance standards or do not achieve market acceptance, we would be adversely affected.

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

        Object-oriented applications, such as QAD eQ software, are characterized by technology development styles and programming languages that differ from those used in traditional software applications. We believe that the flexibility inherent in object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management information technology strategies of customers in our targeted industry segments. We cannot ensure that we will be successful in developing our other planned Distributed Order Management software on a timely basis or that this software or our QAD eQ software will achieve market acceptance.

MARKET CONCENTRATION

        Our target markets are concentrated and, as a result, we are dependent upon achieving success in those markets.    We have made a strategic decision to concentrate our product development and sales and marketing in certain primary vertical industry segments—automotive, consumer products, electronics, food and beverage, industrial and medical. An important element of our strategy is to achieve technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experience a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. A discussion of concentration of our credit risk is contained in note 1 of our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

DEPENDENCE UPON KEY PERSONNEL

        We are dependent upon key personnel.    Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Founder, Chairman of the Board and President, Pamela M. Lopker, and Chief Executive Officer, Karl F. Lopker, neither of whom is bound by an employment agreement. Pamela and Karl Lopker are married to each other and, as of April 28, 2003, jointly own approximately 58% of QAD's outstanding common stock. The loss of one or more of these or other key individuals could have an adverse effect on QAD. We do not currently have key-person insurance covering any of our employees.

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

DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF SALES AND MARKETING CHANNELS

        We are dependent upon the development and maintenance of sales and marketing channels.    We sell and support our products through direct and indirect sales organizations throughout the world. In the past, we have made significant expenditures in the expansion of our sales and marketing force, primarily outside the United States. More recently, we have tailored our sales and marketing expenditures to align more closely with our targeted vertical markets. Our future success will depend in part upon the productivity of our sales and marketing force and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. Competition for sales and marketing personnel in the software industry can be intense. We cannot ensure that we will be successful in hiring these personnel in accordance with our plans. Neither can there be assurance that our recent and planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, our sales and marketing organization may not be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. If we are unable to develop and manage our sales and marketing force effectively, we could be adversely affected.

        Our indirect sales channel consists of over 40 distributors and sales agents worldwide (sales channels). We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization. We will need to maintain and expand our relationships with our existing sales channels to expand the distribution of our products. Current or future distributors and sales agents may not provide the level and quality of expertise and service required to successfully license QAD software products. We also may not be able to maintain effective, long-term relationships with them. In addition, our selected sales channels may not continue to meet our sales needs. Further, they may market software products in competition with us in the future or otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to successfully maintain our existing indirect sales channel relationships or to establish new relationships in the future could have an adverse effect on us. In addition, if any of our distributors and sales agents exclusively adopts a product other than QAD software products, or if any distributor or sales agent reduces its sales efforts relating to QAD software products or increases support for competitive products, we could be adversely affected.

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

        QAD global services is a significant part of our business that offers technical, implementation and learning services to our customers. We have designed our service organization so that we can subcontract our services to partners for specific technical needs and also subcontract services from our partners to meet our capacity requirements. We believe this method allows for additional flexibility in ensuring our customers' needs for services are met. These relationships also assist us in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide us with technical assistance for our product development efforts.

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

INTEGRATION OF ACQUIRED BUSINESS

        On November 12, 2002, we acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering ten European countries and North America from BDM International, Inc. and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner, operated businesses that primarily focused on systems installation, integration and services in connection with MFG/PRO software. As a result of the acquisition, we expanded our existing presence in Europe and obtained a new direct presence in four additional European countries: Belgium, Portugal, Spain and Switzerland.

        As of January 31, 2003, we have incurred transaction costs estimated at approximately $5.7 million associated with this acquisition, related mainly to involuntary employee termination and facility related costs. There is no assurance that there will not be substantially greater transaction costs recognized than originally estimated.

        Given the difficulty in combining operations of over 13 entities in 10 countries, substantial effort is required to assimilate the operations, financial and accounting methods and IT systems, and to integrate key personnel from the acquired business. This acquisition may cause disruptions in our operations and divert management's attention from day-to-day operations. We may not realize the anticipated benefits of this acquisition, our profitability may suffer due to integration related costs, and we may incur unanticipated liabilities or losses generated by the acquired business.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

        Our operations are international in scope, which exposes us to additional risk, including currency-related risk.    For the last three fiscal years, we derived approximately 55% of our total revenue from sales outside the United States. Of our approximately 5,200 licensed sites in more than 80 countries, as of January 31, 2003, over 70% are outside the United States. Our foreign exchange risk is discussed in Item 7A of this Annual Report on Form 10-K.

        Continued terrorism threats and war in the Middle East have had a negative impact on the global economy.    The adverse consequences of war and the effects of terrorism have had a negative affect on the global economy. Prolonged conflict could negatively impact our ability to raise additional funds if needed and our revenues will be adversely affected if consumers and businesses continue to cut back spending due to conflicts or such threats.

        Recent fears of contagious infectious disease have affected travel to and from certain regions of the world.    In light of Severe Acute Respiratory Syndrome (SARS), some companies have restricted or banned nonessential travel to and from Asia and cancelled or postponed major tradeshows. Limited face-to-face contact with suppliers, customers and potential customers may result in lost or delayed sales and/or services that could have an adverse effect on our operating results.

PRINCIPAL STOCKHOLDERS

        Our principal stockholders are also directors.    As of April 28, 2003, Pamela and Karl Lopker jointly and beneficially owned approximately 58% of our outstanding common stock. Recovery Equity Investors II, L.P. (REI) owned approximately 9% of our outstanding common stock. On a combined basis, current directors and executive officers beneficially owned approximately 67% of the common stock. Pamela and Karl Lopker currently constitute two of the seven members of the board of directors and are also officers of QAD in their capacity as President and CEO, respectively. A general partner of the general partner of REI is also on the QAD board of directors.

IMPACT OF RECENT LEGISLATION

        Recent corporate bankruptcies, accounting irregularities, and alleged insider wrong doings have negatively affected general confidence in the stock markets and economy, further depressing the stock market and causing the U.S. Congress to enact sweeping legislation.    In an effort to address these growing investor concerns, the U.S. Congress passed, and on July 30, 2002, President Bush signed into law, the Sarbanes-Oxley Act of 2002. This sweeping legislation primarily impacts investors, the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure requirements for public companies and their insiders, required certification by CEO's and CFO's of SEC financial filings, prohibitions on certain loans to officers and directors, efforts to curb potential securities analysts' conflicts of interest, possible forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, protections provided under a formal system to handle complaints to the audit committee, and enhanced civil and criminal penalties for violations of securities laws. It is difficult to predict the impact of such legislation, however it will increase the costs of securities law compliance for publicly traded companies such as us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Exchange.    In fiscal year 2003, approximately 30% of our revenue was denominated in foreign currencies compared to 35% and 40% in fiscal 2002 and 2001, respectively. We also incur a significant portion of our expenses in currencies other than the United States dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

        Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. In fiscal 2003, 2002 and 2001, foreign currency transaction and remeasurement (gains) and losses totaled $0.8 million, $0.5 million and $(1.5) million, respectively, and are included in other (income) expense in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

        We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2004 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2003 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors is incorporated by reference to the section entitled "Election of Directors" appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (Commission) within 120 days after the end of our fiscal year 2003. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year 2003.

ITEM 14. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of QAD management, including the Chief Executive Officer and Chief Financial Officer, QAD has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this annual report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Changes in internal controls.    Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Annual Report on Form 10-K:

QAD INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(A) 2. FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
II. VALUATION AND QUALIFYING ACCOUNTS	76

  All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

(A) 3. EXHIBITS

        See the Index of Exhibits at page 80.

(B) REPORTS ON FORM 8-K

        On November 27, 2002 (as amended by Amendment No. 1 to Form 8-K filed on January 27, 2003, and as amended by Amendment No. 2 to Form 8-K filed on February 14, 2003), QAD Inc. filed a Current Report on Form 8-K reporting under Item 2 and 7 related to the Registrant's acquisition of the TRW ISCS business.

        On November 27, 2002, QAD Inc. filed a Current Report on Form 8-K reporting under Item 7 and 9 related to the Registrant's press release announcing 2003 fiscal third quarter results and guidance for the 2003 fiscal fourth quarter and full year, respectively.

        On November 20, 2002, QAD Inc. filed a Current Report on Form 8-K reporting under Item 7 and 9 related to the Registrant's press release announcing anticipated 2003 fiscal third quarter results in comparison to previously reported financial guidance.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
QAD Inc.:

        We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended January 31, 2003. These consolidated financial statements are the responsibility of QAD's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries at January 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 3 to the consolidated financial statements, the company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on February 1, 2002.

                      KPMG LLP

Los Angeles, California
March 3, 2003

QAD INC.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2003 AND 2002

(IN THOUSANDS, EXCEPT SHARE DATA)

	2003	2002
Assets
Current assets:
Cash and equivalents	$50,188	$50,782
Restricted cash	1,016	—
Accounts receivable, net	57,340	59,714
Other current assets	15,340	11,535

Total current assets	123,884	122,031
Property and equipment, net	21,543	20,512
Capitalized software development costs, net	2,077	2,963
Other assets, net	14,802	12,503

Total assets	$162,306	$158,009

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$2,000	$2,157
Accounts payable	12,280	10,069
Deferred revenue	65,860	57,241
Other current liabilities	36,927	29,912

Total current liabilities	117,067	99,379
Long-term debt	9,125	15,345
Other deferred liabilities	42	633
Minority interest	329	516
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued and outstanding 34,693,019 shares and 34,253,314 shares at January 31, 2003 and 2002, respectively	34	34
Additional paid-in-capital	115,800	114,911
Accumulated deficit	(73,244)	(65,595)
Accumulated other comprehensive loss	(6,847)	(7,214)

Total stockholders' equity	35,743	42,136

Total liabilities and stockholders' equity	$162,306	$158,009

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002	2001
Revenue:
License fees	$56,023	$62,820	$69,202
Maintenance and other	106,294	103,624	98,314
Services	32,931	39,341	48,683

Total revenue	195,248	205,785	216,199
Costs and expenses:
Cost of license fees	8,620	12,396	13,204
Cost of maintenance, service and other revenue	66,378	74,605	88,876
Sales and marketing	61,723	59,365	66,483
Research and development	33,395	31,672	34,492
General and administrative	21,824	22,882	22,483
Amortization of intangibles from acquisitions	1,165	3,538	4,596
Impairment loss	151	2,066	—
Restructuring charges	5,287	93	5,076

Total costs and expenses	198,543	206,617	235,210
Operating loss	(3,295)	(832)	(19,011)
Other (income) expense:
Interest income	(752)	(1,365)	(1,548)
Interest expense	1,614	2,359	2,591
Other (income) expense, net	1,141	587	(305)

Total other (income) expense	2,003	1,581	738

Loss before income taxes and cumulative effect of accounting change	(5,298)	(2,413)	(19,749)
Income tax expense	1,300	2,900	5,657

Loss before cumulative effect of accounting change	(6,598)	(5,313)	(25,406)
Cumulative effect of accounting change	1,051	—	—

Net loss	$(7,649)	$(5,313)	$(25,406)

Basic and diluted net loss per share:
Before cumulative effect of accounting change	$(0.19)	$(0.16)	$(0.76)
Cumulative effect of accounting change	0.03	—	—

Basic and diluted net loss per share	$(0.22)	$(0.16)	$(0.76)

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	Common Stock and Additional Paid-in-Capital
					Restricted Stock		Accumulated Other Comprehensive Loss
			Accumulated Deficit	Receivable from Stockholders				Total Stockholders' Equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
Balance January 31, 2000	33,012	$111,591	$(34,876)	$(5)	(18)	$(146)	$(3,135)	$73,429
Comprehensive loss:
Net loss	—	—	(25,406)	—	—	—	—	(25,406)	$(25,406)
Translation adjustments	—	—	—	—	—	—	(1,208)	(1,208)	(1,208)

Total comprehensive loss									$(26,614)

Tax benefit associated with stock option exercises	—	807	—	—	—	—	—	807
Common stock activity:
Under stock purchase plan and incentive plan	439	1,193	—	—	—	—	—	1,193
Under stock options	290	541	—	—	—	—	—	541
Under restricted stock awards	7	—	—	—	8	128	—	128
Common stock repurchases	(5)	(295)	—	—	—	—	—	(295)
Restricted stock awards cancelled	(4)	(8)	—	—	4	8	—	—
Other	8	204	—	5	—	(102)	—	107

Balance January 31, 2001	33,747	114,033	(60,282)	—	(6)	(112)	(4,343)	49,296

Comprehensive loss:
Net loss	—	—	(5,313)	—	—	—	—	(5,313)	$(5,313)
Translation adjustments	—	—	—	—	—	—	(2,871)	(2,871)	(2,871)

Total comprehensive loss									$(8,184)

Common stock activity:
Under stock purchase plan and incentive plan	504	881	—	—	—	—	—	881
Under stock options	1	2	—	—	—	—	—	2
Under restricted stock awards	7	—	—	—	—	102	—	102
Restricted stock awards cancelled	(6)	(10)	—	—	6	10	—	—
Other	—	39	—	—	—	—	—	39

Balance January 31, 2002	34,253	114,945	(65,595)	—	—	—	(7,214)	42,136

Comprehensive loss:
Net loss	—	—	(7,649)	—	—	—	—	(7,649)	$(7,649)
Translation adjustments	—	—	—	—	—	—	367	367	367

Total comprehensive loss									$(7,282)

Tax benefit associated with stock option exercises	—	7	—	—	—	—	—	7
Common stock activity:
Under stock purchase plan and incentive plan	417	804	—	—	—	—	—	804
Under stock options	23	78	—	—	—	—	—	78

Balance January 31, 2003	34,693	$115,834	$(73,244)	$—	—	$—	$(6,847)	$35,743

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(7,649)	$(5,313)	$(25,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,637	14,766	17,817
Provision for (recovery of) doubtful accounts and sales adjustments	(548)	1,468	3,461
(Gain) loss on disposal of equipment	209	164	(86)
Impairment loss	151	2,066	—
Asset write-off	—	250	466
Restructuring charges	5,287	93	5,076
Tax benefit from exercise of stock options	7	—	807
Cumulative effect of accounting change	1,051	—	—
Other, net	(187)	17	90
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	11,831	17,403	12,536
Other assets	(1,086)	1,896	3,056
Accounts payable	(1,667)	(4,967)	(1,335)
Deferred revenue	4,041	(4,149)	2,536
Other liabilities	(8,636)	(2,191)	(6,385)

Net cash provided by operating activities	13,441	21,503	12,633
Cash flows from investing activities:
Purchase of property and equipment	(9,261)	(3,845)	(5,033)
Capitalization of software development costs	(1,446)	(636)	(2,312)
Acquisitions of businesses, net of cash acquired	785	—	(574)
Other, net	145	18	92

Net cash used in investing activities	(9,777)	(4,463)	(7,827)
Cash flows from financing activities:
Proceeds from notes payable	—	—	15,000
Restricted cash under construction loan	(1,016)	—	—
Reduction of notes payable	(6,377)	(3,244)	(18,108)
Issuance of common stock for cash	882	883	1,734
Repurchase of common stock	—	—	(295)
Other, net	—	—	5

Net cash used in financing activities	(6,511)	(2,361)	(1,664)
Effect of exchange rates on cash and equivalents	2,253	(397)	(2,578)

Net increase (decrease) in cash and equivalents	(594)	14,282	564
Cash and equivalents at beginning of period	50,782	36,500	35,936

Cash and equivalents at end of period	$50,188	$50,782	$36,500

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,531	$2,009	$2,212
Income taxes, net of refunds	(100)	353	2,218
Supplemental disclosure of non-cash investing and financing activities:
Issuance of note payable for acquisitions of businesses	—	—	873
Forgiveness of accounts receivable (payable) in connection with acquisitions of businesses	(2,836)	—	265

See accompanying notes to consolidated financial statements.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

        QAD Inc. (QAD) is a global provider of software applications for multi-national, large and mid-range manufacturing companies. QAD serves the specific needs of the automotive, consumer products, electronics, food and beverage, industrial and medical industries. We market, distribute, implement and support our products worldwide. Founded in 1979, QAD has been recognized as a provider of enterprise resource planning (ERP) software applications. With the advent of e-business, we have extended our products and services and built on our core competency in multi-site manufacturing and distribution operations by leveraging advances in Internet and enabling technologies to provide critical functionality for managing manufacturing resources and operations within and beyond the enterprise to improve customer delivery performance and reduce inventory costs.

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

          License Revenue.    We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific objective evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs.

          Maintenance Revenue.    Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

          Services Revenue.    Revenue from technical and implementation services is recognized as the services are performed for the time-and-materials contracts. Revenue from training services is also recognized as the services are performed.

INCOME TAXES

        We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. In assessing whether there is a need for a valuation allowance on deferred tax assets, we determine whether it is more likely than not that we will realize tax benefits associated with deferred tax assets. In making this determination, we consider future taxable income and tax planning strategies that are both prudent and feasible. The impact on deferred taxes of changes in tax rates and laws, if any, are reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of foreign subsidiaries, which are or will be reinvested indefinitely in such operations.

COMPUTATION OF NET INCOME OR LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended January 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss	$(7,649)	$(5,313)	$(25,406)

Weighted average shares of common stock outstanding used in basic net loss per share calculation	34,460	34,055	33,433
Weighted average shares of common stock equivalents issued using the treasury stock method	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding used in diluted net loss per share calculation	34,460	34,055	33,433

Basic and diluted net loss per share	$(0.22)	$(0.16)	$(0.76)

        Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 211,000, 269,000 and 393,000 for fiscal years 2003, 2002 and 2001, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for the fiscal years 2003, 2002 and 2001, basic and diluted per share amounts are the same.

FOREIGN CURRENCY TRANSLATION

        The financial position and results of operations of our foreign subsidiaries are generally determined using the country's local currency as the functional currency with resulting translation adjustments treated as a component of comprehensive loss. Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity's functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) and losses for fiscal years 2003, 2002 and 2001 totaled $0.8 million, $0.5 million and $(1.5) million, respectively, and are included in "Other (income) expense, net" in the accompanying Consolidated Statements of Operations.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

        At January 31, 2003, we had $1.0 million in restricted cash in connection with securing our construction loan as described in note 6 within these Notes to Consolidated Financial Statements.

        The carrying amounts of cash and equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Our debt instruments bear variable market interest rates, subject to certain minimum interest rates. The carrying values of these instruments reasonably approximate fair value. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of our total revenue in any of the last three fiscal years. Also, no single customer accounted for 10% or more of accounts receivable at January 31, 2003 or 2002.

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

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), we periodically review applicable assets for triggering events and, if necessary, for impairment in value based upon undiscounted future operating cash flows from those assets, and appropriate losses are recognized, whenever the carrying amount of an asset may not be recovered.

        Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Other intangible assets include individual employment agreements, non-compete agreements, acquired intellectual property and customer contracts. Through January 31, 2002, goodwill and other intangible assets were amortized using the straight-line method over lives of 10 to 15 years and 2 to 5 years, respectively. Effective February 1, 2002, as required under SFAS 142, goodwill is no longer amortized. Instead, goodwill is assessed on an annual basis for impairment at the reporting unit level by applying a fair value-based test. For further discussion related to SFAS 142, see "RECENT ACCOUNTING STANDARDS" below, and note 3 within these Notes to Consolidated Financial Statements. Prior to February 1, 2002, we tested goodwill for impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121).

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

        We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing). Capitalized software development costs are amortized on a straight-line basis over three years and charged to cost of license fees. We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software development costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT

        All costs incurred to establish the technological feasibility of our computer software products are expensed to research and development as incurred within our Consolidated Statements of Operations.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. The components of comprehensive income (loss) are net loss and foreign currency translation adjustments. We do not provide for income taxes on foreign currency translation adjustments since we do not provide for taxes on the unremitted earnings of our foreign subsidiaries. The changes in accumulated other comprehensive loss are included in our Consolidated Statement of Stockholders' Equity and Comprehensive Loss.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        We account for our stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status. No employee stock option compensation expense is reflected in our results from operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Total compensation cost recognized for stock-based employee compensation awards under restricted stock grants, net of cancellations, is added back to our Net Loss, as reported, in the table below. No other compensation expense has been recognized for employee stock-based incentive compensation plans. Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which requires entities to recognize an expense based on the fair value of the related awards. We currently do not intend to transition to use a fair value method of accounting for stock-based employee compensation. The following table illustrates the effect on net loss and basic and diluted net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Years Ended January 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss, as reported	$(7,649)	$(5,313)	$(25,406)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	(12)	133
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,516	4,436	4,569

Pro forma net loss	$(11,165)	$(9,761)	$(29,842)

Basic and diluted net loss per share:
As reported	$(0.22)	$(0.16)	$(0.76)

Pro forma	$(0.32)	$(0.29)	$(0.89)

        The fair value recognition provisions of SFAS 123 were estimated using the Black-Scholes pricing model. For the assumptions used, see note 11 to these Notes to Consolidated Financial Statements.

RECENT ACCOUNTING STANDARDS

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

        SFAS 142 also requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. If an indication exists that the reporting unit's goodwill may be impaired, the implied fair value of the reporting unit's goodwill must be compared to its carrying amount. This comparison is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss is to be recognized as the cumulative effect of a change in accounting principle in our Consolidated Statement of

Operations. Upon adoption of SFAS 142, we recognized a $1.1 million impairment charge related to goodwill that is reflected as a "Cumulative effect of accounting change" in the Consolidated Statement of Operations for the year ended January 31, 2003. For further discussion related to SFAS 142, see note 3 within these Notes to Consolidated Financial Statements.

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

        Also effective February 1, 2002, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (EITF 01-14). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. Comparative financial statements for prior periods include reclassifications to comply with the guidance of this announcement. The adoption of this EITF does not affect net income or loss in any past or future period, but will increase both services revenue and cost of service revenue equally. Adoption of EITF 01-14 did not have a material impact on our total gross margin percentage. In implementing EITF 01-14, we reported $1.5 million in fiscal year 2003 of reimbursements received for out-of-pocket expenses incurred as revenue and recharacterized $1.8 million and $2.1 million for the fiscal years ended January 31, 2002 and 2001, respectively.

        In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial statements.

        In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on our financial statements.

        In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" (SFAS 148) was issued. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We currently do not intend to transition to the use of a fair value method for accounting for stock-based employee compensation, but will provide the required disclosures as prescribed by SFAS 148. The adoption of SFAS 148 did not have a material impact on our financial statements.

        In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases. QAD will adopt SFAS 145 in fiscal year 2004. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform to current year presentation.

2. ACQUISITIONS

        On November 12, 2002, QAD acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering 10 European countries and North America from BDM International, Inc. (a wholly-owned subsidiary of TRW Inc.) and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner pursuant to an agreement with QAD, operated businesses that primarily focused on systems installation, integration and services in connection with the MFG/PRO software owned and licensed by QAD and other QAD-related goods and services.

        Under the terms of the Stock and Asset Purchase Agreement, QAD paid $1.0 million in cash and incurred transaction costs, including direct acquisition costs, involuntary termination costs and facility related costs, of approximately $5.7 million. The transaction included the purchase of the stock of BDM UK Limited (BDM UK) and its thirteen wholly-owned European subsidiaries, the acquisition of assets and assumption of certain liabilities of the businesses in Germany and North America, and TRW Systems' agreement not to compete for the next 3 years. QAD funded the purchase price received by BDM International, Inc. and TRW Inc. with cash generated from operating activities. Pursuant to the agreement, BDM UK became a wholly-owned subsidiary of QAD. The acquisition is accounted for as a business combination and, accordingly, the total purchase price is allocated to the acquired assets, including identifiable intangible assets, goodwill and liabilities at their fair values as of November 12, 2002. Our Consolidated Statements of Operations do not include revenue or expenses related to the acquisition prior to November 12, 2002.

        The calculation of the preliminary purchase price of TRW ISCS for the assets and liabilities acquired is presented below:

(in thousands)
Cash paid	$1,000
Direct acquisition costs	1,281
Restructuring activities	4,390
Forgiveness of debt	(2,836)

Total purchase price	$3,835

        In accordance with the agreement, approximately $2.8 million of net payables to TRW ISCS that arose prior to the consummation of the acquisition were forgiven. This forgiveness was consideration in determining the purchase price as detailed above. Under Statement of Financial Accounting Standard No. 141, "Business Combinations," (SFAS 141) the total purchase price was allocated to the acquired assets and liabilities based on their estimated fair values. The total purchase price was allocated to tangible assets and liabilities, identifiable intangible assets and goodwill acquired as of November 12, 2002, as set forth below.

(in thousands)
Net Assets Acquired:
Assets:
Cash and equivalents	$1,785
Accounts receivable, net	6,048
Property and equipment, net	705
Other assets, net	413

Total assets acquired	8,951

Liabilities:
Accounts payable	3,465
Deferred revenue	993
Other current liabilities	3,399

7,857

Net assets acquired	$1,094

Purchase Price Components:
Net assets acquired	$1,094
Identified intangibles:
Customer contracts	250
Intellectual property	200
Non-compete agreement	100

Total identified intangibles	550
Goodwill	2,191

Total purchase price	$3,835

        Specifically identified intangible assets include customer contracts, intellectual property and a non-compete agreement with the seller. These intangible assets are included in "Other assets, net" in our Consolidated Balance Sheet at January 31, 2003. Intellectual property is comprised of certain software developed by TRW ISCS that is complimentary to MFG/PRO, such as AIM Warehousing.

        In valuing the identifiable intangible assets, an income-based approach was determined to best quantify the economic benefits and risks. The economic benefits were quantified using projections of net cash flows and the risks by applying an appropriate discount rate. The estimated fair value assigned to customer contracts, intellectual property and the non-compete agreement was $0.3 million, $0.2 million and $0.1 million, respectively, and are amortized on a straight-line basis over three years and charged to "Amortization of intangibles from acquisitions" within our Consolidated Statement of Operations.

        No deferred tax adjustment was made related to the TRW ISCS acquisition since QAD provided a valuation allowance to fully offset its deferred tax assets. The valuation allowance was recorded after considering a number of factors, including the company's cumulative operating losses in fiscal years 2002, 2001 and 2000. Based upon the weight of both positive and negative evidence regarding the recoverability of deferred tax assets, QAD concluded that a valuation allowance was required to fully offset the net deferred tax assets, as it was more likely than not that the deferred tax assets would not be realized.

        In connection with the acquisition of TRW ISCS, we recognized certain liabilities in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." Upon consummation of the acquisition, we formulated a plan to eliminate redundant positions and facilities within TRW ISCS. During the fourth quarter of fiscal year 2003, the plan was implemented. The related actions resulted in a $4.4 million increase to the purchase price of TRW ISCS. The increase in purchase price included a reduction of approximately 40 employees across most functions (approximately $2.8 million) and facility consolidations (approximately $1.6 million). As of January 31, 2003, of the $4.4 million acquisition related restructuring charge, $2.2 million was utilized. We expect to pay the remaining balance of $2.2 million, consisting mainly of lease obligations, by the end of fiscal year 2016.

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)
Balances, January 31, 2002	$—	$—	$—
Fiscal year 2003 activity:
Charges	1,600	2,790	4,390
Utilization	(82)	(2,125)	(2,207)

Balances, January 31, 2003	$1,518	$665	$2,183

        The purchase price allocation reflects certain assumptions and estimates deemed probable by management regarding the acquisition based upon the assets and liabilities acquired, including estimated involuntary termination and facility related costs. These estimates and assumptions are preliminary due to a variety of factors, including access to additional information, which could result in adjustment to, among other items, identifiable assets and goodwill. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost and the fair value of the assets and liabilities assumed, including estimated involuntary termination and facility related costs.

        The following unaudited pro forma combined financial information is presented as if QAD and TRW ISCS had been combined as of February 1, 2001. This information is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have been realized had the entities been a single entity during the periods presented. Unaudited pro forma results of operations are as follows:

	Twelve Months Ended January 31,
	2003	2002
	(in thousands, except per share data)
Pro Forma Results of Operations:
Revenue	$214,021	$235,163
Loss before cumulative effect of accounting change	(11,368)	(15,652)
Net loss	(12,419)	(15,652)
Basic and diluted net loss per share:
Before cumulative effect of accounting change	$(0.33)	$(0.46)
Cumulative effect of accounting change	0.03	—
Basic and diluted net loss per share	$(0.36)	$(0.46)

         In July 2000, we acquired ATOS Italy S.p.A., an Italy-based distributor. The cost of acquisition was $1.8 million and was accounted for using the purchase method. Results of operations have been included in the financial statements since the date of acquisition. Goodwill related to the acquisition of $1.0 million for fiscal year 2001 had been amortized through January 31, 2002 using the straight-line method over a period of 10 years.

        The historical operations of ATOS Italy S.p.A are not material to our consolidated operations or financial position, and therefore, supplemental pro forma information has not been presented.

        Prior shareholders of certain past businesses acquired have future remaining earnouts based on performance of approximately $0.2 million which may be added to the purchase price during fiscal year 2004. After fiscal year 2004, there are no future remaining earnouts based on performance.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        For the applicable reporting units, the changes in the carrying amount of goodwill were as follows (reporting unit regions are defined in note 10 within these Notes to Consolidated Financial Statements):

	North America	EMEA	Asia Pacific	Latin America	Total
	(in thousands)
Balances, January 31, 2001	$2,191	$8,528	$1,119	$1,027	$12,865
Fiscal year 2002 activity:
Additions	—	—	135	—	135
Amortization	(246)	(638)	(133)	(136)	(1,153)
Goodwill impairment loss	(1,945)	(38)	—	—	(1,983)
Impact of foreign currency translation	—	(1,527)	(85)	75	(1,537)

Balances, January 31, 2002	$—	$6,325	$1,036	$966	$8,327
Fiscal year 2003 activity:
Goodwill acquired	—	2,191	151	—	2,342
Cumulative effect of accounting change	—	—	(1,051)	—	(1,051)
Goodwill impairment loss	—	—	(151)	—	(151)
Realization of acquired deferred tax asset	—	(117)	—	—	(117)
Impact of foreign currency translation	—	1,293	15	(156)	1,152

Balances, January 31, 2003	$—	$9,692	$—	$810	$10,502

        During fiscal year 2002, we determined that the technology related to Enterprise Engines, Inc. (EEI) was impaired, and deemed to have no fair value due to our shift from the use of the EEI toolset to the IBM WebSphere toolset underlying our QAD eQ product. Accordingly, an impairment loss of $1.9 million was recorded to the fiscal year 2002 Consolidated Statement of Operations related to the remaining book value of EEI goodwill.

        In connection with the adoption of SFAS 142 on February 1, 2002, all reporting units were valued and tested for impairment where applicable. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. The impairment loss recorded for Asia Pacific relates to anticipated trends in this reporting unit as the recovery of the manufacturing sector tends to lag behind the other regions. In accordance with the transition provisions of SFAS 142, the 2003 fiscal first quarter $1.1 million impairment loss related to Asia Pacific goodwill was recorded as a cumulative effect of accounting change and is included in our Consolidated Statement of Operations for the fiscal year ended January 31, 2003.

        During fiscal years 2003 and 2002, a prior shareholder of an acquired business in Asia Pacific received earnout payments of $0.2 million and $0.1 million, respectively, based on financial performance under the purchase agreement. These payments effectively served to increase the purchase price of the acquisition, thus adding to our goodwill balance. Based on the fiscal year 2003 earnout payment, the Asia Pacific reporting unit was again valued and tested for impairment under SFAS 142. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. In accordance with the provisions of SFAS 142, the additional $0.2 million of goodwill in Asia Pacific was fully impaired and the related impairment loss is included in our Consolidated Statement of Operations for the fiscal year ended January 31, 2003.

        In November 2002, we acquired $2.2 million of goodwill in connection with the acquisition of TRW ISCS. This goodwill was allocated completely to the EMEA reporting unit. For further discussion of the TRW ISCS acquisition, see note 2 within these Notes to Consolidated Financial Statements.

        SFAS 109 requires that management consider whether it is more likely than not that some portion or all of deferred tax assets will be realized. At the date of the TRW ISCS acquisition, management considered that it was more likely than not that the acquired TRW ISCS deferred tax assets would not be realized. However, subsequent to the acquisition, $0.1 million of TRW ISCS deferred tax assets were realized, resulting in a corresponding decrease in goodwill.

        SFAS 142 requires us to analyze goodwill for impairment at least on an annual basis. We have chosen the fourth quarter of our fiscal year as our annual test period. During the fourth quarter of fiscal year 2003, in connection with our annual test, all reporting units containing goodwill were valued and tested for impairment. The fair value of each reporting unit was determined using an equally weighted income and market approach. The results of this test yielded no indication of impairment for each applicable reporting unit.

        For comparability, the following table assumes that SFAS 142 was adopted on February 1, 2000. The table adjusts net loss before cumulative effect of accounting change for amortization expense related to goodwill.

	Years Ended January 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss before cumulative effect of accounting change	$(6,598)	$(5,313)	$(25,406)
Adjustments to net loss:
Goodwill amortization	—	1,153	1,144

Adjusted net loss before cumulative effect of accounting change	$(6,598)	$(4,160)	$(24,262)

Basic and diluted net loss per share:
Net loss before cumulative effect of accounting change	$(0.19)	$(0.16)	$(0.76)
Goodwill amortization	—	0.04	0.03

Adjusted net loss before cumulative effect of accounting change	$(0.19)	$(0.12)	$(0.73)

Intangible Assets

	January 31,
	2003	2002
	(in thousands)
Amortizable intangible assets (various, principally customer contracts)	$10,280	$8,684
Less: accumulated amortization	(8,752)	(6,786)

Net amortizable intangible assets	$1,528	$1,898

        The increase in amortizable intangible assets from January 31, 2002 to January 31, 2003 is due to the impact of foreign currency translation of $1.0 million and acquisitions of $0.6 million related to the TRW ISCS business combination. As of January 31, 2003 and 2002, all of our intangible assets were determined to have definite useful lives, and therefore were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $1.2 million, $2.4 million and $2.8 million for the fiscal years 2003, 2002 and 2001, respectively.

        The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2004, 2005 and 2006 is $0.9 million, $0.4 million and $0.2 million, respectively. No additional amortization is estimated in fiscal year 2007 and thereafter.

        In connection with the impaired EEI technology discussed under "Goodwill" above, an impairment loss of $0.1 million was recorded to the fiscal year 2002 Consolidated Statement of Operations related to the remaining book value of EEI other intangible assets.

4. RESTRUCTURING CHARGES

        We have implemented restructuring programs designed to strengthen operations and financial performance. Applicable charges and adjustments related to restructurings are included in total costs and expenses in our Consolidated Statements of Operations. Below is a discussion of the active restructuring programs as of January 31, 2003.

        During fiscal year 2003, we implemented a cost reduction program aimed at reducing annualized operating expenses by better aligning expenses with current business levels. The related actions resulted in a $3.2 million and $1.2 million charge in the third quarter and fourth quarter, respectively. These charges included a reduction of approximately 130 employees across all regions and functions (approximately $4.1 million), facility consolidations ($0.1 million), and associated asset write-downs ($0.2 million). In addition, during the fourth quarter of fiscal year 2003 we recorded an adjustment of $0.9 million as an increase to total costs and expenses, related to the fiscal year 2002 restructuring accrual as noted below. As of January 31, 2003, of the combined $4.4 million fiscal year 2003 restructuring charges, $3.6 million was utilized. We expect to pay the remaining balance of $0.8 million, consisting mainly of employee termination costs, by the end of fiscal year 2004.

        During fiscal year 2002, we continued our fiscal year 2001 initiative to strengthen operating and financial performance by sharpening the focus of our e-business and business intelligence solutions for multi-national customers. The related actions resulted in a $0.7 million and

$0.4 million charge in the second quarter and fourth quarter, respectively. These charges primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal year 2002, we recorded adjustments of $0.7 million and $0.3 million as reductions to total costs and expenses within our Consolidated Statement of Operations for the second quarter and third quarter, respectively. These adjustments, totaling $1.0 million, were to the fiscal year 2001 restructuring accrual noted below. As noted above, during fiscal year 2003, the fiscal year 2002 restructuring accrual was increased $0.9 million due to the Company's inability to sublease certain office space as originally planned. As of January 31, 2003, of the combined $2.0 million fiscal year 2002 restructuring charges, $1.0 million had been utilized. The remaining balance of $1.0 million, related to lease obligations, is expected to be paid through fiscal year 2005.

        In fiscal year 2001, we began an initiative which was concluded in fiscal year 2002, resulting in a $5.1 million charge taken in the third quarter of fiscal year 2001 and included a reduction of approximately 150 employees, contractors and consultants across most regions and functions ($2.2 million), facility consolidations ($1.0 million), and associated asset write-downs ($1.9 million). As of January 31, 2003, $4.1 million of this charge was utilized and $1.0 million was previously adjusted downwards because employee termination costs were lower than originally estimated.

        The following table presents the restructuring activities through January 31, 2003, resulting from the aforementioned programs:

	Lease Obligations	Employee Termination Costs	Asset Write-Downs	Total Restructuring
	(in thousands)
Balances, January 31, 2000	$417	$243	$—	$660
Fiscal year 2001 activity:
Net charge	1,033	2,192	1,851	5,076
Utilization	(965)	(1,133)	(1,851)	(3,949)

Balances, January 31, 2001	485	1,302	—	1,787
Fiscal year 2002 activity:
Net charge	845	209	61	1,115
Utilization	(189)	(615)	(61)	(865)
Adjustments	(157)	(865)	—	(1,022)

Balances, January 31, 2002	984	31	—	1,015
Fiscal year 2003 activity:
Net charge	79	4,172	161	4,412
Utilization	(856)	(3,485)	(161)	(4,501)
Adjustments	885	(9)	—	875

Balances, January 31, 2003	$1,092	$709	$—	$1,801

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2003	2002
	(in thousands)
Accounts receivable, net
Accounts receivable	$63,432	$68,492
Less allowance for:
Doubtful accounts	(2,185)	(2,169)
Sales adjustments	(3,907)	(6,609)

	$57,340	$59,714

Other current assets
Deferred maintenance	$6,182	$5,143
Prepaid expenses	5,352	3,590
Asset held for sale	1,800	—
Other	2,006	2,802

	$15,340	$11,535

Property and equipment, net
Computer equipment and software	$47,153	$44,138
Furniture and office equipment	15,231	13,599
Land and buildings	10,045	7,665
Leasehold improvements	6,724	6,204
Automobiles	233	215
Equipment under capital lease	105	119

	79,491	71,940
Less accumulated depreciation and amortization	(57,948)	(51,428)

	$21,543	$20,512

Capitalized software development costs, net
Capitalized software development costs	$6,137	$7,665
Less accumulated amortization	(4,060)	(4,702)

	$2,077	$2,963

Other assets, net
Goodwill, net	$10,502	$8,327
Intangible assets, net	1,528	1,898
Other assets	2,772	2,278

	$14,802	$12,503

Deferred revenue
Deferred support revenue	$63,465	$55,082
Other deferred revenue	2,395	2,159

	$65,860	$57,241

Other current liabilities
Accrued compensation and related expenses	$15,982	$12,397
Other current liabilities	20,945	17,515

	$36,927	$29,912

6. LONG-TERM DEBT

	January 31,
	2003	2002
	(in thousands)
Credit facility	$11,125	$13,000
Construction loan	—	—
Promissory note	—	4,460
Capital lease obligations	—	42

	11,125	17,502
Less current maturities	2,000	2,157

	$9,125	$15,345

Credit Facility

        In September 2000, we entered into a five-year senior credit facility (Facility) with Foothill Capital Corporation. The maximum available amount of borrowings under the Facility is $30.0 million. The Facility is secured by certain assets of QAD Inc., including certain cash, receivables, property, intellectual property rights, copyrights, and stock of subsidiary corporations. We pay an annual commitment fee of 0.375% calculated on the average unused portion of the $30.0 million Facility. The Facility, amended as discussed below, provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12-month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth balances, as well as a minimum cash coverage ratio. At January 31, 2003, we were in compliance with the applicable covenants under the Facility.

        The Facility includes a $15.0 million term loan with a five-year amortization schedule. Borrowings under the term loan portion of the Facility bear interest at the greater of the bank's prime rate plus 3.75% or a minimum of 8%. As of January 31, 2003, the rate for the term loan was 8% based on the minimum.

        The Facility also includes a revolving credit facility (the revolving portion). The maximum borrowings under the revolving portion of the Facility are subject to a borrowing base calculation. Borrowings under the revolving portion of the Facility bear interest at a floating rate based on either the London Interbank Offering Rate (LIBOR) or prime plus the corresponding applicable margins, ranging from 2.50% to 3.75% for the LIBOR option or 0.25% to 1.25% for the bank's prime option, depending on the company's trailing 12-month EBITDA. The minimum rate is 8%. As of January 31, 2003, approximately $2.1 million was available and unused on the revolving portion of the Facility.

        In December 2001, the Facility was amended. A minimum consolidated net worth covenant was replaced with the current minimum tangible net worth covenant. The quarterly minimum 12-month trailing EBITDA covenant was changed, reducing the applicable minimum covenant amounts. A new quarterly principal repayment schedule for the Facility's term loan portion was included in this amendment. The quarterly principal repayment ranges between $375,000 and $750,000 depending on the unrestricted cash and equivalents balance at the end of any given quarter. Effective July 2002, QAD further amended its credit facility with Foothill Capital Corporation to permit: 1) the construction of the new company headquarters, 2) additional indebtedness not to exceed $20 million, 3) a guarantee of debt not to exceed $20 million, and 4) the sale of Mark Hill, a parcel of property located in Carpinteria, California. Upon sale of the Mark Hill property, QAD agreed to use twenty-five percent (25%) of the sale proceeds or $0.5 million, whichever is less, to repay a portion of the outstanding balance on the Facility.

Construction Loan

        In November 2002, we entered into a construction loan with Santa Barbara Bank & Trust (SBB&T) to finance construction of our new headquarters on land owned by QAD in Summerland, California. The maximum amount of the construction loan is $18 million. Among other considerations in securing the loan, a commitment fee of 1%, or $180,000, was paid to SBB&T and approximately $6.8 million was transferred into a restricted cash account at SBB&T. Of that total, approximately $4.3 million was used to pay off the first trust deed mortgage with First Credit Bank on the property in November 2002. The balance of approximately $2.5 million must be used to pay costs related to the project before loan proceeds may be borrowed from SBB&T. At January 31, 2003, the remaining balance of this restricted cash was $1.0 million. The loan rate is the bank's prime rate plus 1%. As of January 31, 2003, the loan rate was 4.75%. Interest is due monthly commencing in March 2003, and the principal is due in June 2004.

        We anticipate converting the construction loan to a permanent loan with a maximum ten-year term upon completion of the construction project. The interest rate would be fixed for five years at the prevailing Average Monthly Weighted Five Year SWAP Rate as published by the Federal Reserve Bank plus 2.5%, or a minimum of 7.5%. The interest rate would reset after five years. Interest and principal amounts would be payable monthly using a twenty-five year amortization. In July 2002, SBB&T executed a commitment letter for a permanent loan with QAD, subject to a number of conditions. QAD has the right to terminate this commitment any time before funding of the permanent loan, subject to the loss of any fees, deposits, and reasonable costs incurred by SBB&T on behalf of QAD.

Promissory note

        In November 1999, we raised $5 million of long-term debt from First Credit Bank secured by our real property located in Summerland, California. The promissory note had a 5-year maturity, with a variable interest rate based on the bank's prime rate plus 2.50%. The principal amortized at a rate of $20,000 per month, with the balance due in November 2004. In November 2002, this loan was repaid in conjunction with entering into the construction loan with SBB&T.

        The aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows: $2.0 million in 2004; $1.5 million in 2005; $7.6 million in 2006; with no additional maturities in 2007 and thereafter.

7. INCOME TAXES

        Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2003	2002	2001
	(in thousands)
Current:
Federal	$(1,151)	$(23)	$52
State	108	62	167
Foreign	2,081	2,091	2,353

Total	1,038	2,130	2,572

Deferred:
Federal	—	—	3,007
Foreign	262	770	78

Total	262	770	3,085

	$1,300	$2,900	$5,657

        Actual income tax expense differs from that obtained by applying the statutory Federal income tax rate of 34% to loss before income taxes and cumulative effect of accounting change as follows:

	Years Ended January 31,
	2003	2002	2001
	(in thousands)
Statutory Federal income tax rate	34%	34%	34%
Computed expected tax benefit	$(1,801)	$(821)	$(6,715)
State income taxes, net of Federal income tax expense	71	41	110
Incremental tax expense (benefit) from foreign operations	(960)	5,501	(2,481)
Foreign withholding taxes	437	658	423
Net change in valuation allowance	4,582	(4,107)	14,149
Non-deductible expenses	137	2,018	358
Research, AMT and foreign tax credits	—	(454)	(438)
Tax refund related to prior years	(1,170)	—	—
Other	4	64	251

	$1,300	$2,900	$5,657

        Consolidated U.S. income (loss) before income taxes was $(7.2) million, $2.7 million and $(13.5) million for the fiscal years ended January 31, 2003, 2002 and 2001, respectively. The corresponding income (loss) before income taxes for foreign operations was $1.9 million, $(5.1) million, and $(6.2) million for the fiscal years ended January 31, 2003, 2002 and 2001, respectively.

        Withholding and U.S. income taxes have not been provided on approximately $11.4 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.

        Significant components of the deferred tax assets and liabilities are as follows:

	January 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$1,032	$1,395
Accrued vacation	930	724
Accrued commissions	253	224
Alternative minimum tax (AMT) credits	322	348
Research and development credits	6,204	5,100
Foreign tax credits	1,713	2,393
Depreciation and amortization	598	762
Deferred revenue	1,600	176
Net operating loss carry forwards	30,753	24,440
Other	2,527	2,814

Total deferred tax assets	45,932	38,376
Less valuation allowance	(44,667)	(36,664)

Deferred tax assets, net of valuation allowance	$1,265	$1,712

Deferred tax liabilities:
Capitalized software development costs	$789	$1,015
State income taxes	37	21
Other	283	374

Total deferred tax liabilities	1,109	1,410

Total net deferred tax asset	$156	$302

Current portion of deferred taxes	$(131)	$889
Non-current portion of deferred taxes	287	(587)

Total net deferred tax asset	$156	$302

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

        We have net operating loss carryforwards, with various expiration dates, of $112.6 million as of January 31, 2003. At January 31, 2003 and 2002, the valuation allowance attributable to deferred tax assets was $44.7 million and $36.7 million, respectively, representing an overall increase of $8.0 million. The increase in the valuation allowance relates to $3.4 million of benefits associated with net operating losses acquired in the fiscal year 2003 TRW ISCS business combination discussed in note 2 within these Notes to Consolidated Financial Statements, and $4.6 million of benefits primarily associated with internally generated net operating losses.

8. 401(K) PLAN

        We have a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. We match 75% of the employees' contributions up to the first four percent. We may make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for fiscal years 2003, 2002 and 2001 were $1.2 million, $1.1 million and $0.9 million, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease Obligations

        We lease certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense for fiscal years 2003, 2002 and 2001 was $7.5 million, $7.9 million and $9.1 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with a term of more than one year as of January 31, 2003, are as follows: $7.0 million in 2004; $5.8 million in 2005; $3.6 million in 2006; $2.8 million in 2007; $1.8 million in 2008 and $7.2 million thereafter.

Building Construction

        During fiscal year 2003, we commenced construction of a new company headquarters in California on property owned by QAD. The board of directors approved a $21.5 million construction budget for the new headquarters, which will be funded through a combination of cash and additional debt financing. In November 2002, QAD entered into a construction loan with Santa Barbara Bank and Trust (SBB&T) to finance a maximum of $18.0 million, which is secured by the property and guaranteed by QAD. In connection with securing a second building permit for the construction project, we obtained performance bonds in the amount of $0.5 million and $0.4 million with Santa Barbara County to secure landscape installation, and maintenance of the installed landscape for up to three years, respectively. For further discussion of the construction loan, see note 6 within these Notes to Consolidated Financial Statements.

Indemnifications

        We sell software licenses and services to our customers under contracts which we refer to as Software License Agreements (SLA). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon certain intellectual property rights of a third party. The SLA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

        We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of the SLA. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Legal Actions

        We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations or financial position.

10. BUSINESS SEGMENT INFORMATION

        QAD operates in geographic business segments. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

        Operating income (loss) attributable to each business segment is based upon management's assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by QAD manufacturing operations at the price charged to the distribution operation. Income from manufacturing operations and research and development costs are included in the Corporate operating segment. Identifiable assets are assigned by region based upon the location of each legal entity.

        During fiscal year 2002, management changed certain cost allocations between corporate and the regions. Fiscal year 2001 information has not been restated to reflect this change in composition, as it is impractical to do so.

        Revenue for fiscal years 2002 and 2001 have been restated to comply with the guidance of EITF 01-14 regarding the characterization of reimbursements received for out-of-pocket expenses. For further discussion of EITF 01-14, see "RECENT ACCOUNTING STANDARDS" within note 1 of these Notes to Consolidated Financial Statements.

	Years Ended January 31,
	2003	2002	2001
	(in thousands)
Revenue:
North America	$84,018	$81,979	$80,238
EMEA	67,595	75,269	87,424
Asia Pacific	30,687	37,553	35,549
Latin America	12,948	10,984	12,988

	$195,248	$205,785	$216,199

Operating income (loss):
North America	$14,896	$13,362	$5,416
EMEA	(1,658)	561	(4,207)
Asia Pacific	(4,228)	(4,594)	(7,102)
Latin America	(1,144)	(5,153)	(2,614)
Corporate	(5,723)	(2,849)	(5,428)
Impairment loss	(151)	(2,066)	—
Restructuring charges	(5,287)	(93)	(5,076)

	$(3,295)	$(832)	$(19,011)

	Years Ended January 31,
	2003	2002	2001
	(in thousands)
Depreciation and amortization:
North America	$537	$615	$1,675
EMEA	2,558	3,515	4,055
Asia Pacific	2,037	2,202	1,346
Latin America	812	1,484	929
Corporate	4,693	6,950	9,812

	$10,637	$14,766	$17,817

	January 31,
	2003	2002
	(in thousands)
Identifiable assets:
North America	$70,363	$72,889
EMEA	67,709	53,888
Asia Pacific	18,659	26,167
Latin America	5,575	5,065

	$162,306	$158,009

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK-BASED INCENTIVE COMPENSATION PLANS

Employee Stock Option Agreements

        As of January 31, 2003 and 2002, options to purchase 5.9 and 5.3 million shares of common stock were outstanding under the 1997 Stock Incentive Program's Incentive Stock Option Plan. Outstanding options generally vest over a four-year period and have contractual lives of 8 years. Stock option activity is summarized as follows, in thousands, except exercise price:

	Stock Options	Weighted Average Exercise Price	Options Exercisable
Outstanding options at January 31, 2000	4,326	$5.22	1,045
Options issued	2,820	4.39
Options exercised	(290)	1.86
Options expired and terminated	(1,521)	5.56

Outstanding options at January 31, 2001	5,335	$4.84	1,368
Options issued	921	2.82
Options exercised	(1)	1.68
Options expired and terminated	(1,001)	4.27

Outstanding options at January 31, 2002	5,254	$4.57	2,019
Options issued	1,321	3.09
Options exercised	(23)	3.13
Options expired and terminated	(647)	4.00

Outstanding options at January 31, 2003	5,905	$4.29	2,850

        The following table summarizes information about stock options outstanding and exercisable at January 31, 2003:

				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$1.37 – $ 1.99	754	5.95	$1.78	269	$1.77
2.00 – 2.99	997	6.76	$2.72	236	$2.64
3.00 – 3.99	2,089	6.36	$3.40	729	$3.61
4.00 – 4.99	1,065	4.78	$4.48	739	$4.42
5.00 – 15.38	1,000	3.43	$9.42	877	$8.96

Total	5,905	5.59	$4.29	2,850	$5.21

1994 Stock Ownership Program

        We established the QAD Inc. 1994 Stock Ownership Program covering 4.8 million shares of our common stock. The 1994 program allows eligible employees to purchase shares of common stock at the market value of our common stock by direct cash payment or at 95% of the market value through payroll deduction. The 1994 program also allows for the granting of shares to employees. We have the right, but not the obligation, to repurchase shares at fair value upon the termination of employment. No shares were issued under the 1994 program during fiscal years 2003, 2002 or 2001.

1997 Stock Incentive Program

        We have adopted the 1997 Stock Incentive Program, which consists of seven parts:

  •
  Incentive Stock Option Plan under which incentive stock options may be granted.

  •
  Non-Qualified Stock Option Plan under which non-qualified stock options may be granted.

  •
  Restricted Share Plan under which restricted shares of common stock may be granted.

  •
  Employee Stock Purchase Plan (ESPP) that allows participating employees to purchase shares of common stock totaling up to 10% of an employee's compensation through payroll deductions. The price of common stock to be purchased is 85% of the lower of the fair market value of the common stock on the first or last day of each calendar quarter, defined as the purchase period. During the fiscal years ended January 31, 2003, 2002 and 2001, a total of 417,000 shares, 504,000 shares and 439,000 shares, respectively, were issued under the ESPP, generating total proceeds to the Company of $0.8 million, $0.9 million and $1.2 million, respectively.

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

        The maximum aggregate number of shares of common stock subject to the 1997 program is 12 million shares. The 1997 program expires 10 years from the date of adoption.

Fair Value of Stock-based Employee Compensation

        SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants and stock purchased under our ESPP as if the fair value-based method defined in SFAS 123 had been applied. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 148 and SFAS 123.

        The fair value of stock options and stock purchased under the ESPP at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for fiscal years 2003, 2002 and 2001:

Stock-Based Compensation	Expected Life (In years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield
Options:
2003	6.50	1.05	3.55%	—
2002	6.50	1.08	4.94%	—
2001	6.50	1.12	5.41%	—
ESPP:
2003	0.25	1.05	1.73%	—
2002	0.25	1.08	4.03%	—
2001	0.25	1.12	5.82%	—

        The pro forma impact on the Company's net loss and net loss per share had compensation expense been recorded as determined under the fair value method is shown within the section entitled "ACCOUTING FOR STOCK-BASED COMPENSATION" in note 1 to these Notes to Consolidated Financial Statements.

12. QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal year 2003
Total revenue	$44,320	$45,278	$48,538	$57,112
Gross profit	26,312	27,936	30,601	35,401
Operating income (loss)	(3,813)	(3,172)	726	2,964
Income (loss) before cumulative effect of accounting change	(4,644)	(3,958)	331	1,673
Cumulative effect of accounting change	1,051	—	—	—
Net income (loss)	(5,695)	(3,958)	331	1,673
Basic and diluted net income (loss) per share:
Before cumulative effect of accounting change	(0.14)	(0.12)	0.01	0.05
Cumulative effect of accounting change	0.03	—	—	—
Basic and diluted net income (loss) per share	(0.17)	(0.12)	0.01	0.05
Fiscal year 2002
Total revenue	$51,794	$50,176	$49,981	$53,834
Gross profit	28,897	27,882	28,543	33,462
Operating income (loss)	(284)	(1,935)	(652)	2,039
Net income (loss)	(1,689)	(2,347)	(2,270)	993
Basic and diluted net income (loss) per share	(0.05)	(0.07)	(0.07)	0.03

13. STOCKHOLDERS' EQUITY

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

14. SUBSEQUENT EVENTS (UNAUDITED)

        Effective March 18, 2003, QAD amended its credit Facility with Foothill Capital Corporation to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004. QAD has agreed to maintain minimum cash coverage of 120% of the Facility's term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility's term loan balance on a daily basis. Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving credit facility.

        On March 20, 2003, QAD announced a plan to purchase up to 2.6 million shares of its common stock (subject to its rights under the securities laws to purchase additional shares representing up to 2% of its outstanding common stock) through a "Modified Dutch Auction" tender offer. The tender offer commenced on March 21, 2003, and consisted of an offer to purchase shares at a price between $4.75 per share and $5.25 per share, net to the seller in cash, without interest. The offer expired on April 21, 2003. Based on a final count by the depositary for the tender offer, QAD accepted for payment 2.6 million shares and exercised its right to accept for payment an additional 0.3 million shares for a total of approximately 2.9 million shares, at a purchase price of $5.00 per share. At April 25, 2003, as a result of completing the tender offer, QAD had approximately 31.6 million shares of common stock outstanding.

        QAD anticipates the maximum aggregate cost, including fees and expenses associated with the tender offer, to be approximately $15 million. Shares acquired pursuant to the tender offer returned to the status of authorized but unissued stock, and are available for the Company to issue in the future. The Company financed the tender offer from available cash.

        On March 21, 2003, QAD sold a 34-acre undeveloped parcel of property, in Carpinteria, California (Mark Hill) for $3.3 million, net of associated fees. The book value of this property was $1.8 million as of January 31, 2003. The resulting gain of $1.5 million will be recorded as a gain on disposal of property and will be included in "Other (income) expense, net" in our Consolidated Statement of Operations for the three months ending April 30, 2003. In connection with the sale of this property, and in accordance with the covenants of our Facility with Foothill Capital Corporation, we paid $0.5 million towards the outstanding balance of the Facility in March 2003.

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Statement of Operations	Deletions	Acquisitions	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2001
Allowance for doubtful accounts	$1,968	$1,014	$(584)	$—	$(175)	$2,223
Allowance for sales adjustments	4,322	2,447	(167)	—	(211)	6,391

Total allowances	$6,290	$3,461	$(751)	$—	$(386)	$8,614
Year ended January 31, 2002
Allowance for doubtful accounts	2,223	943	(938)	—	(59)	2,169
Allowance for sales adjustments	6,391	525	(69)	—	(238)	6,609

Total allowances	$8,614	$1,468	$(1,007)	$—	$(297)	$8,778
Year ended January 31, 2003
Allowance for doubtful accounts	2,169	328	(1,522)	981	229	2,185
Allowance for sales adjustments	6,609	(876)	(2,083)	—	257	3,907

Total allowances	$8,778	$(548)	$(3,605)	$981	$486	$6,092

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

QAD Inc.

By:	/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAMELA M. LOPKER Pamela M. Lopker	Chairman of the Board, President	April 30, 2003
/s/ KARL F. LOPKER Karl F. Lopker	Director, Chief Executive Officer (Principal Executive Officer)	April 30, 2003
/s/ KATHLEEN M. FISHER Kathleen M. Fisher	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 30, 2003
/s/ VALERIE J. MILLER Valerie J. Miller	Vice President, Corporate Controller (Principal Accounting Officer)	April 30, 2003
/s/ JEFFREY A. LIPKIN Jeffrey A. Lipkin	Director	April 30, 2003
/s/ A. J. MOYER A. J. Moyer	Director	April 30, 2003
/s/ BARRY PATMORE Barry Patmore	Director	April 30, 2003
/s/ PETER R. VAN CUYLENBURG Peter R. van Cuylenburg	Director	April 30, 2003
/s/ LARRY WOLFE Larry Wolfe	Director	April 30, 2003

CERTIFICATIONS

I, Karl F. Lopker, certify that:

1.
I have reviewed this annual report on Form 10-K of QAD Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6.
The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ KARL F. LOPKER Karl F. Lopker Chief Executive Officer QAD Inc.

CERTIFICATIONS

I, Kathleen M. Fisher, certify that:

1.
I have reviewed this annual report on Form 10-K of QAD Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6.
The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ KATHLEEN M. FISHER Kathleen M. Fisher Chief Financial Officer QAD Inc.

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

10.34
Third Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners L.P. I dated November 30, 1995(1) 10.35 \ Agreement and Plan of Merger between QAD California and the Registrant dated July 8, 1997(1)
10.36	Credit Agreement dated as of August 4, 1997 between the Registrant and Bank of America National Trust and Savings Association (2)
10.37	Standard Industrial Commercial Multi-Tenant Lease—Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp. (2)
10.38	Value Added Reseller Agreement dated as of April 13, 1998 between the Registrant and Paragon Management Systems, Inc.(2)
10.39	Lease Agreement between the Registrant and Goodaston Limited for Unit 1 Phase 8 Business Park, The Waterfront Merry Hill, West Midlands, United Kingdom, dated April 30, 1996 (2)
10.40	Credit Agreement between the Registrant and the First National Bank of Chicago dated April 18, 1999(3)
10.41	Related Facility Credit Agreement between the Registrant and The First National Bank of Chicago dated April 8, 1999(3)
10.42	Borrower Security Agreement between the Registrant and The First National Bank of Chicago dated April 18, 1999(3)
10.43	Second Amendment to Credit Agreement between QAD Inc. and The First National Bank of Chicago (incorporated by reference to exhibit 10.1 to QAD Inc.'s Current Report on Form 8-K filed June 25, 1999)(4)
10.44
Eight Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites I, K, L, C, J and Basement Room B located at 5464 Carpinteria Avenue, Carpinteria, California dated February 18, 1999(4)
10.45	Related Facility Credit Agreement between the Registrant and The First National Bank of Chicago(4)
10.46	Stock Purchase Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999 (5)
10.47	Registration Rights Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999 (5)
10.48	Stock Purchase Agreement between the Registrant and Enterprise Engines, Inc. dated December 15, 1999 (5)
10.49	Non-Competition Agreement between the Registrant and David A. Taylor and Enterprise Engines, Inc. dated December 15, 1999 (5)
10.50	Promissory Note between the Registrant and First Credit Bank dated November 8, 1999 (5)
10.51	Deed of Trust between the Registrant and First Credit Bank dated November 8, 1999 (5)
10.52	Ninth Amendment to office lease between the Registrant and Matco Enterprises, Inc. for Suites G an E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 23, 1999 (5)
10.53	Third Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.54	Fourth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)

10.55	Fifth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.56	Tenth Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 1, 2000(7)
10.57
Eleventh Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites I, J, K and L located at 5464 Carpinteria Avenue, Carpinteria, California dated November 16, 2000(7)
10.58	Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated September 8, 2000(7)
10.59	SanFrancisco Technology License Agreement between the Registrant and International Business Machines Corporation dated November 30, 1999(8)†
10.60	Lease Agreement between the Registrant and The Wright Family C Limited Partnership for Building A located at 6410 Via Real, Carpinteria, California dated February 10, 2001 (9)
10.61
Lease Renewal Letter dated February 21, 2001, related to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993 (1) (9)
10.62	First Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated December 13, 2001 (10)
10.63	Lease Agreement between the Registrant and Vof Forward Erenha for office space located at Beechavenue 125, 1119 RB Schiphol Rijk, The Netherlands, dated December 24, 2001(14)
10.64	Architectural Services Agreement between the Registrant and Lenvik & Minor Architects dated May 29, 2002 (11)
10.65	Master Services Agreement between the Registrant and Equant, Inc. dated June 6, 2002 (†) (11)
10.66	Consulting Agreement between the Registrant and Ove Arup & Partners California dated June 12, 2002 (11)
10.67	Second Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated July 31, 2002 (11)
10.68	Lease Termination Agreement between the Registrant and Brandywine Operating Partnership, L.P. dated September 19, 2002 (12)
10.69	Contractor agreement between the Registrant and Melchiori Construction Company dated October 30, 2002 (12)
10.70	Agreement for Interior Design Services between the Registrant and DMJM Rottet dated October 30, 2002 (12)
10.71
Stock and Asset Purchase Agreement by and among BDM International, Inc., TRW Integrated Supply Chain Solutions GMBH, TRW Integrated Supply Chain Solutions, Inc. and TRW Inc. on the one hand and Pistach EMEA Holdings, B.V. and QAD Inc. on the other hand dated November 12, 2002 (†) (13)
10.72	Agreement for Landscaping and Improvements between the Registrant and the County of Santa Barbara dated November 1, 2002.

10.73	Construction Loan Agreement between the Registrant and Santa Barbara Bank & Trust dated November 18 2002.
10.74	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated March 18, 2003.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2001 (Commission No. 0-22823)

(9)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 2001 filed June 14, 2001 (Commission No. 0-22823).

(10)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended October, 31, 2001 filed December 14, 2001 (Commission No. 0-22823).

(11)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended July 31, 2002 filed September 15, 2002 (Commission No. 0-22823).

(12)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended October 31, 2002 filed December 14, 2002 (Commission No. 0-22823).

(13)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 27, 2002 (Commission No. 0-22823).

(14)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002 (Commission No. 0-22823).

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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS' REPORT
QAD INC. CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2003 AND 2002 (IN THOUSANDS, EXCEPT SHARE DATA)
QAD INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (IN THOUSANDS, EXCEPT PER SHARE DATA)
QAD INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (IN THOUSANDS)
QAD INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001 (IN THOUSANDS)
QAD INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QAD INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QAD INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEX OF EXHIBITS