Form 10-Q
period 2003-04-30
QAD INC
filed 2003-06-16
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-22823

QAD Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0105228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6450 Via Real, Carpinteria, California 93013
(Address of principal executive offices)

(805) 684-6614
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the issuer’s common stock as of June 6, 2003 was 31,923,000.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(Unaudited)

	April 30, 2003	January 31, 2003
Assets
Current assets:
Cash and equivalents	$40,764	$50,188
Restricted cash	—	1,016
Accounts receivable, net	51,381	57,340
Other current assets	14,261	15,340

Total current assets	106,406	123,884

Property and equipment, net	23,599	21,543
Capitalized software development costs, net	1,792	2,077
Other assets, net	13,707	14,802

Total assets	$145,504	$162,306

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,500	$2,000
Accounts payable	11,704	12,280
Deferred revenue	64,824	65,860
Other current liabilities	31,315	36,927

Total current liabilities	109,343	117,067

Long-term debt	9,698	9,125
Other deferred liabilities	45	42
Minority interest	390	329

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 34,898,000 and 34,693,000 shares at April 30, 2003 and January 31, 2003, respectively	35	34
Additional paid-in capital	117,631	115,800
Treasury stock, at cost (3,243,000 shares at April 30, 2003)	(16,457)	—
Accumulated deficit	(68,770)	(73,244)
Accumulated other comprehensive loss	(6,411)	(6,847)

Total stockholders’ equity	26,028	35,743

Total liabilities and stockholders’ equity	$145,504	$162,306

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended April 30,
	2003	2002
Revenue:
License fees	$17,332	$11,949
Maintenance and other	27,883	25,318
Services	11,061	7,053

Total revenue	56,276	44,320

Costs and expenses:
Cost of license fees	2,705	1,964
Cost of maintenance, service and other revenue	18,971	16,044
Sales and marketing	15,508	15,904
Research and development	8,921	8,336
General and administrative	5,830	5,603
Amortization of intangibles from acquisitions	271	282

Total costs and expenses	52,206	48,133

Operating income (loss)	4,070	(3,813)

Other (income) expense:
Interest income	(117)	(199)
Interest expense	280	482
Other (income) expense, net	(1,467)	248

Total other (income) expense	(1,304)	531

Income (loss) before income taxes and cumulative effect of accounting change	5,374	(4,344)
Income tax expense	900	300

Income (loss) before cumulative effect of accounting change	4,474	(4,644)
Cumulative effect of accounting change	—	1,051

Net income (loss)	$4,474	$(5,695)

Basic and diluted net income (loss) per share:
Before cumulative effect of accounting change	$0.13	$(0.14)
Cumulative effect of accounting change	—	0.03
Basic and diluted net income (loss) per share	$0.13	$(0.17)

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended April 30,
	2003	2002

Net cash provided by operating activities	$3,699	$679

Cash flows from investing activities:
Purchase of property and equipment	(3,477)	(1,112)
Capitalization of software development costs	(111)	(225)
Acquisition of businesses	(27)	—
Proceeds from sale of property and equipment	3,330	—
Net cash used in investing activities	(285)	(1,337)

Cash flows from financing activities:
Proceeds from construction loan	948	—
Restricted cash under construction loan	1,016	—
Repayments of long-term debt	(875)	(839)
Issuance of common stock for cash	613	285
Repurchase of common stock	(15,238)	—
Net cash used in financing activities	(13,536)	(554)

Effect of exchange rates on cash and equivalents	698	451

Net decrease in cash and equivalents	(9,424)	(761)

Cash and equivalents at beginning of period	50,188	50,782

Cash and equivalents at end of period	$40,764	$50,021

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2003.  The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results to be expected for the year ending January 31, 2004.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003.  Since we do not currently transact in such instruments nor undertake hedging transactions, we do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

3.   ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for our stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status.  No employee stock option compensation expense is reflected in our results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) which requires entities to recognize an expense based on the fair value of the related awards.  We are not required, and we currently do not intend to transition to use a fair value method of accounting for stock-based employee compensation.  The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended April 30,
	2003	2002
	(in thousands, except per share data)

Net income (loss), as reported	$4,474	$(5,695)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	907	983
Pro forma net income (loss)	$3,567	$(6,678)

Basic and diluted net income (loss) per share:
As reported	$0.13	$(0.17)
Pro forma	$0.10	$(0.19)

The fair value of stock options and stock purchased under our employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the three months ended April 30, 2003 and 2002:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield

Options:
2003	5.50	1.03	3.08%	—
2002	6.50	1.05	3.55%	—

ESPP:
2003	0.25	1.03	1.18%	—
2002	0.25	1.05	1.82%	—

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders’ equity on the Condensed Consolidated Balance Sheets.  The components of comprehensive income (loss) are as follows:

	Three Months Ended April 30,
	2003	2002
	(in thousands)

Net income (loss)	$4,474	$(5,695)
Foreign currency translation adjustments	436	265

Comprehensive income (loss)	$4,910	$(5,430)

5.   COMPUTATION OF NET INCOME OR LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2003	2002
	(in thousands, except per share data)

Net income (loss)	$4,474	$(5,695)

Weighted average shares of common stock outstanding	33,970	34,305

Weighted average shares of common stock equivalents issued using the treasury stock method	722	—

Weighted average shares of common stock and common stock equivalents outstanding	34,692	34,305

Basic and diluted net income (loss) per share	$0.13	$(0.17)

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method.  Due to the net loss for the three months ended April 30, 2002, approximately 500,000 shares of common stock equivalents were not included in the diluted calculation because they were anti-dilutive.

6.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is included in “Other assets, net” in our Condensed Consolidated Balance Sheets.  For the applicable reporting units, the changes in the carrying amount of goodwill for the three months ended April 30, 2003 were as follows (reporting unit regions are defined in note 12 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Latin America	Total
	(in thousands)

Balances, January 31, 2003	$9,692	$810	$10,502

Adjustment to goodwill acquired	(346)	—	(346)

Impact of foreign currency translation	161	51	212

Balances, April 30, 2003	$9,507	$861	$10,368

During the three months ended April 30, 2003, we recorded purchase accounting adjustments of approximately $0.3 million related to identifiable assets and goodwill acquired in connection with the November 2002 acquisition of TRW Integrated Supply Chain Solutions (TRW ISCS). These adjustments were mainly due to certain accrued liabilities deemed no longer necessary after further analysis of additional information not available at the date of acquisition.

The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost and the fair value of the assets and liabilities assumed, including estimated involuntary termination and facility related costs.

Intangible Assets

	April 30, 2003	January 31, 2003
	(in thousands)

Amortizable intangible assets (various, principally customer contracts)	$10,441	$10,280
Less: accumulated amortization	(9,171)	(8,752)
Net amortizable intangible assets	$1,270	$1,528

Intangible assets are included in “Other assets, net” in our Condensed Consolidated Balance Sheets. The increase in amortizable intangible assets from January 31, 2003 to April 30, 2003 is due to the impact of foreign currency translation. As of April 30, 2003 and January 31, 2003, all of our intangible assets were determined to have definite useful lives, and therefore were subject to amortization.  The aggregate amortization expense related to amortizable intangible assets was $0.3 million for each of the three months ended April 30, 2003 and 2002.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2004, 2005 and 2006 is $0.7 million, $0.4 million and $0.2 million, respectively.  No additional amortization is estimated in fiscal 2007 and thereafter.

7.   ACQUISITIONS

During the fourth quarter of fiscal 2003, we acquired TRW Integrated Supply Chain Solutions (TRW ISCS).  In connection with the acquisition, we implemented a plan to eliminate redundant positions and facilities within TRW ISCS, and we recognized certain liabilities in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  The related actions resulted in an anticipated $4.4 million increase to the purchase price of TRW ISCS.  The increase in purchase price included a reduction of approximately 40 employees across most functions (approximately $2.8 million) and facility consolidations related to certain former TRW ISCS locations (approximately $1.6 million).  As of April 30, 2003, of the $4.4 million acquisition related restructuring charge, $2.8 million was utilized.  The remaining balance of $1.6 million, consisting mainly of lease obligations, includes payments scheduled through fiscal 2016.

The following table presents the plan activities for the three months ended April 30, 2003:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)
Balances, January 31, 2003	$1,518	$665	$2,183
Fiscal 2004 activity:
Utilization	(105)	(457)	(562)
Adjustments	—	13	13

Balances, April 30, 2003	$1,413	$221	$1,634

8.   RESTRUCTURING CHARGES

We have implemented restructuring programs designed to strengthen operations and financial performance. Applicable charges and adjustments related to restructurings are included in total costs and expenses in our Condensed Consolidated Statements of Operations. Below is a discussion of the active restructuring programs as of April 30, 2003.

During fiscal 2003, we implemented cost reduction programs aimed at reducing annualized operating expenses to better align them with current business levels.  The related actions resulted in a $3.2 million and $1.2 million charge in the third quarter and fourth quarter, respectively.  These charges included a reduction of approximately 130 employees across all regions and functions (approximately $4.1 million), facility consolidations ($0.1 million), and associated asset write-downs ($0.2 million).  In addition, during the fourth quarter of fiscal 2003, we recorded an adjustment of $0.9 million as an increase to total costs and expenses, related to the fiscal 2002 restructuring accrual as noted below. As of April 30, 2003, of the combined $4.4 million fiscal 2003 restructuring charges, $4.0 million was utilized.  We expect to pay the remaining balance of $0.4 million, consisting mainly of employee termination costs, by the end of fiscal 2004.

During fiscal 2002, we continued our fiscal 2001 initiative to strengthen operating and financial performance by sharpening the focus of our solutions for multi-national customers.  The related actions resulted in a $0.7 million and $0.4 million charge in the second quarter and fourth quarter, respectively.  These charges primarily related to the reduction of office space in three of our North American locations.  In addition, during fiscal 2002, we recorded adjustments of $0.7 million and $0.3 million as reductions to total cost and expenses for the second quarter and third quarter, respectively.  These adjustments, totaling $1.0 million, were to the fiscal 2001 restructuring accrual, which has been completely utilized.  As noted above, during fiscal 2003, the fiscal 2002 restructuring accrual was increased $0.9 million due to the Company’s inability to sublease certain office space as originally planned.  As of April 30, 2003, of the combined $2.0 million fiscal 2002 restructuring charges, $1.1 million had been utilized.  The remaining balance of $0.9 million related to lease obligations, is expected to be paid through fiscal 2005.

The following table presents the restructuring activities for the three months ended April 30, 2003, resulting from the aforementioned programs:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)

Balances, January 31, 2003	$1,092	$709	$1,801

Fiscal 2004 activity:
Utilization	(202)	(261)	(463)

Balances, April 30, 2003	$890	$448	$1,338

9.   LONG-TERM DEBT

	April 30, 2003	January 31, 2003
	(in thousands)

Credit facility	$10,250	$11,125
Construction loan	948	—
	11,198	11,125
Less current maturities	1,500	2,000
	$9,698	$9,125

As of April 30, 2003, in connection with the construction of our new company headquarters located in Summerland, California, and in accordance with the provisions of the construction loan, we received approximately $0.9 million to fund qualified expenditures made during the quarter.

In connection with the sale of property owned by QAD in Carpinteria, California, and in accordance with the covenants of our credit facility (Facility) with Foothill Capital Corporation, we paid $0.5 million towards the outstanding balance of the Facility in March 2003.  This payment was in addition to our regularly scheduled quarterly payment under the terms of the Facility.  For further discussion related to the sale of property, see note 13 within these Notes to Condensed Consolidated Financial Statements.

During March 2003, in order to facilitate the tender offer, QAD amended its Facility with Foothill Capital Corporation to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004. In that amendment, QAD agreed to maintain minimum cash coverage of 120% of the Facility’s term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility’s term loan balance on a daily basis. Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving credit facility.

In addition, under the terms of the Facility, the covenants are scheduled to be reset during the fiscal first quarter for the current fiscal year. However, Foothill Capital Corporation agreed to defer resetting of the fiscal 2004 covenants until the fiscal second quarter because the impact of the tender offer, which was indefinite at the time, might have caused us to be out of compliance as of April 30, 2003. Subsequent to quarter-end, but effective April 29, 2003, QAD amended the Facility to adjust the EBITDA, minimum tangible net worth and maximum capital expenditure covenants based on current forecast, including the impact of the tender offer.

10.  COMMITMENTS AND CONTINGENCIES

Indemnifications

We sell software licenses and services to our customers under contracts which we refer to as Software License Agreements (SLA).  Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon certain intellectual property rights of a third party.  The SLA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to, certain time- and geography-based scope limitations and a right to replace an infringing product.

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

11.  STOCKHOLDERS’ EQUITY

On March 20, 2003, QAD announced a plan to purchase up to 2.6 million shares of its common stock (subject to its rights under the securities laws to purchase additional shares representing up to 2% of its outstanding common stock) through a “Modified Dutch Auction” tender offer.  The tender offer commenced on March 21, 2003, and consisted of an offer to purchase shares at a price between $4.75 per share and $5.25 per share, net to the seller in cash, without interest.  The offer expired on April 21, 2003.  Based on a final count by the depositary for the tender offer, QAD accepted for payment 2.6 million shares and exercised its right to accept for payment an additional 0.3 million shares for a total of approximately 2.9 million shares, at a purchase price of $5.00 per share.  At April 30, 2003, after completion of the tender offer, QAD had approximately 31.7 million shares of common stock outstanding.

The aggregate cost, including fees and expenses associated with the tender offer, was approximately $15 million.  Shares acquired pursuant to the tender offer returned to the status of authorized but unissued stock, and are available for the Company to issue in the future.  The acquired shares are included in “Treasury stock, at cost” in our Condensed Consolidated Balance Sheet at April 30, 2003.  The Company financed the tender offer from available cash.

During the fiscal 2004 first quarter, the Company adjusted its number of treasury shares to reflect treasury share purchases in fiscal 1999 and 2001, aggregating approximately 306,000 shares. These shares were removed from our weighted average shares of common stock outstanding used in the computation of net income or loss per share for the quarter ending April 30, 2003. Had such adjustment taken place earlier, it would not have caused a material impact to any of our previously reported net income (loss) per share amounts. The related $1.2 million value of these shares was reclassified from “Additional paid-in capital” to “Treasury stock, at cost” in our Condensed Consolidated Balance Sheet at April 30, 2003.

12.  BUSINESS SEGMENT INFORMATION

QAD operates in geographic business segments.  The North America region includes the United States and Canada.   The EMEA region includes Europe, the Middle East and Africa.  The Asia Pacific region includes Asia and Australia.  The Latin America region includes South America, Central America and Mexico.

Operating income (loss) attributable to each business segment is based upon management’s assignment of revenue and costs.  Regional cost of revenue includes the cost of goods produced by QAD manufacturing operations at the price charged to the distribution operation.  Income from manufacturing operations and research and development costs are included in the Corporate operating segment.  Identifiable assets are assigned by region based upon the location of each legal entity.

	Three Months Ended April 30,
	2003	2002
	(in thousands)
Revenue:
North America	$23,593	$18,642
EMEA	21,603	14,232
Asia Pacific	8,329	8,258
Latin America	2,751	3,188
	$56,276	$44,320

Operating income (loss):
North America	$5,365	$2,279
EMEA	490	(1,590)
Asia Pacific	736	(1,174)
Latin America	(418)	(525)
Corporate	(2,103)	(2,803)
	$4,070	$(3,813)

	April 30, 2003	January 31, 2003
	(in thousands)
Identifiable assets:
North America	$71,182	$70,363
EMEA	51,959	67,709
Asia Pacific	16,407	18,659
Latin America	5,956	5,575
	$145,504	$162,306

13.  OTHER (INCOME) EXPENSE, NET

In March 2003, QAD sold a 34-acre undeveloped parcel of property, in Carpinteria, California for $3.3 million, net of associated fees.  The book value of this property was $1.8 million.  The resulting gain of $1.5 million was recorded as a gain on disposal of property and is included in “Other (income) expense, net” in our Condensed Consolidated Statement of Operations for the three months ended April 30, 2003.

ITEM 2	–	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other factors detailed in our Annual Report on Form 10-K for the year ended January 31, 2003. These include, but are not limited to, evolving demand for the company’s software products and products that operate with the company’s products; the company’s ability to sustain strong licensing demand; the ability to sustain customer renewal rates at current levels; the publication of opinions by industry analysts about the company, its products and technology; the reliability of estimates of transaction and integration costs and benefits; difficulties relating to integration of a new business; the entry of new competitors and their technological advances; delays in localizing the company’s products for new markets; delays in sales as a result of lengthy sales cycles; changes in operating expenses, pricing, timing of new product releases, the method of product distribution or product mix; general economic conditions, exchange rate fluctuations and the global political environment.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.

In addition, revenue and earnings in the enterprise resource planning (ERP), e-business and distributed order management software industries are subject to fluctuations.  Software license revenue, in particular, is subject to variability with a significant proportion of revenue earned in the last month of each quarter.  Given the high margins associated with license revenue, modest fluctuations can have a substantial impact on net income.  Investors should not use any one quarter’s results as a benchmark for future growth.  We undertake no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements.  Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

INTRODUCTION

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

QAD enterprise applications are focused and optimized for select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical industries.  They address business-critical functions and processes at three levels required by today’s global manufacturing companies:  1) Enterprise, providing traditional ERP functionality for intra-enterprise functions, 2) Extended Enterprise, providing Distributed Order Management capabilities for functions involving external sources such as customers and suppliers and 3) Community, providing a Portal for gaining visibility and access to information across the larger manufacturing community.

QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers who are excellent prospects for QAD’s enterprise applications.  With a proven track record of more than 20 years of industry leadership, and approximately 5,200 licensed sites of our software around the world, QAD is ideally qualified to meet the business and technology requirements of global manufacturing companies worldwide. We develop our products with constant and direct input from leading global manufacturers within the vertical markets we serve.  This vertical industry focus is a key differentiator for QAD, enabling our customers to implement QAD applications rapidly, realize a rapid return on investment, and achieve a low total cost of ownership compared with other vendors targeting the industries we serve.

Global service and support are an important component of our solutions. QAD offers service and support capabilities that are truly global in scope.  We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions around the globe and support them in multiple languages and currencies. Our geographic management structure ensures that our global practices meet local requirements and that our services are delivered effectively within each region around the globe.  We support our customers’ global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, all around the world.

At April 30, 2003, we had approximately 1,300 full-time employees worldwide.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets, capitalized software development costs, and valuation of deferred tax assets to be critical policies due to the significance of these items to our operating results and the estimation processes and management’s judgment involved in each.

•                  Revenue Recognition. QAD licenses its software under non-cancelable license agreements including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical, implementation and training.  Revenue is recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Our revenue recognition policy is as follows:

License Revenue.  We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable.  We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific, objective evidence of the fair value of all undelivered elements exists.  If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs.  Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software.  Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility for which we review a customer’s credit worthiness and our historical experience with that customer, if applicable.

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

•                  Accounts Receivable Allowances.  We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible.  We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors.  These determinations require management’s judgment.  Actual collection of these balances may differ due to global or regional economic factors, challenges faced by customers within our targeted vertical markets or specific financial difficulties of individual customers.

•                  Impairment of Long-Lived Assets.  Our long-lived assets include goodwill, intangible assets, and other assets.  At April 30, 2003, we had $11.6 million of goodwill and other intangible assets, accounting for 8% of our total assets.  In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets.  We account for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which requires us to analyze goodwill for impairment on at least an annual basis.  We have chosen the fourth quarter of our fiscal year as our annual test period.  No events occurred during the three months ended April 30, 2003 that triggered a review for impairment of goodwill or intangible assets.  For a further discussion of goodwill and intangible assets, see note 6 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

•                  Capitalized Software Development Costs.  We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model.  A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing).  At April 30, 2003, we had $1.8 million of capitalized software development costs, net, accounting for 1% of our total assets.  Capitalized software development costs are amortized on a straight-line basis over three years and charged to cost of license fees.  We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product.  The amount by which the unamortized capitalized software development costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management’s judgment regarding future cash flows.  If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets not previously recorded.

•                  Valuation of Deferred Tax Assets.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the carrying value of our net deferred tax assets reflect an amount that is more likely than not to be realized.  At April 30, 2003, we had $0.2 million of net deferred tax assets, current and non-current.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider future taxable income and tax planning strategies that are both prudent and feasible.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended April 30,
	2003	2002

Revenue:
License fees	31%	27%
Maintenance and other	49	57
Services	20	16
Total revenue	100	100
Costs and expenses:
Cost of license fees	5	5
Cost of maintenance, service and other revenue	34	36
Sales and marketing	28	36
Research and development	16	19
General and administrative	10	13
Amortization of intangibles from acquisitions	—	—
Total costs and expenses	93	109
Operating income (loss)	7	(9)
Other (income) expense	(3)	1
Income (loss) before income taxes and cumulative effect of accounting change	10	(10)
Income tax expense	2	1
Income (loss) before cumulative effect of accounting change	8	(11)
Cumulative effect of accounting change	—	2
Net income (loss)	8%	(13)%

Total Revenue.  Total revenue for the first quarter of fiscal 2004 was $56.3 million, an increase of $12.0 million, or 27%, from $44.3 million in the first quarter of fiscal 2003, reflecting increases in all revenue categories.

License revenue increased $5.4 million to $17.3 million for the first quarter of fiscal 2004 from $11.9 million for the same period last year.  While the pricing of license sales was comparable to last year, the average size of our license sales in the current quarter was higher than last year. This is demonstrated by the inclusion of three license sales greater than $1 million for a combined $4.4 million in license revenue recognized in the current quarter, compared to the first quarter of last year, which included only one sale of this size, representing $1.1 million in license revenue recognized.

Maintenance and other revenue increased $2.6 million to $27.9 million for the current quarter, when compared to $25.3 million for the first quarter of last year.  This increase was due primarily to additional maintenance on new license sales since the first quarter of last year, partially offset by cancellations within our existing customer base.  Maintenance revenue growth rates are affected by the overall license revenue growth rates as well as annual maintenance contract renewal rates.

Services revenue for the fiscal 2004 first quarter was $11.1 million, representing an increase of $4.0 million when compared to the first quarter of last year, reflecting the impact of the TRW Integrated Supply Chain Solutions (TRW ISCS) acquisition that was completed in November 2002.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) as a percentage of total revenue decreased to 39% in the first quarter of fiscal 2004 from 41% in the first quarter of fiscal 2003.  In the first quarter of fiscal 2003, the company terminated a third party royalty contract, which resulted in a one-time benefit of approximately $600,000.  Without the impact of this benefit, cost of revenue as a percentage of total revenue would have been 42% for the first quarter of last year.

The overall cost of revenue percentage decrease from the prior year reflects higher margin percentages for services due to our cost containment efforts in the services business.  However, services revenues typically carry lower margins than license and maintenance revenue.  The overall cost of revenue percentage decrease was partially offset by the increased proportion of lower margin services revenue to total revenue from 16% this quarter compared to 20% the first quarter of last year.

Sales and Marketing.  Sales and marketing expense decreased 2% to $15.5 million for the first quarter of fiscal 2004 from $15.9 million in the comparable prior year period, primarily due to decreased personnel and related costs, and commissions to distributors and sales agents, partially offset by higher employee commissions and bonuses.  It should be noted that during the first quarter of each fiscal year, we hold our annual sales kick-off meeting that ensures our corporate strategy and current and planned product offerings are well understood by our personnel.  During the first quarter of fiscal 2004 and 2003, we expensed $0.6 million and $0.7 million, respectively in connection with this event.

Research and Development.  Research and development expense increased $0.6 million, or 7%, to $8.9 million, for the first quarter of fiscal 2004 when compared to the same quarter last year at $8.3 million.  This increase was primarily due to increased personnel and related costs as we continue to invest in the development of our new and existing products.

General and Administrative.  General and administrative expense was nearly flat to last year at $5.8 million and $5.6 million for the first quarter of fiscal 2004 and 2003, respectively.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions was flat this quarter when compared to the same quarter last year at $0.3 million.

Operating Expenses.  Operating expenses include sales and marketing, research and development, general and administrative and amortization of intangibles from acquisitions.  In total, these expenses were up $0.4 million at $30.5 million for the current quarter when compared to the first quarter last year.  During the first quarter of fiscal 2003, we adjusted the discretionary component of the fiscal 2002 bonus pool, resulting in a $0.6 million benefit, of which $0.5 million related to operating expenses and $0.1 million related to cost of revenue.

Operating Income (Loss).  Operating income (loss) for the current quarter was $4.1 million, an improvement of $7.9 million, when compared to ($3.8) million for the same period last year.  This improvement is attributable to the reasons noted above.  It should be noted that revenue and expenses related to our operations can be significantly impacted by fluctuations in currency exchange rates.

Other (Income) Expense.  Other (income) expense was ($1.3) million for the current quarter, compared to $0.5 million for the same quarter last year.  The $1.8 million favorable change from last year related primarily to the $1.5 million gain on the sale of a parcel of property in Carpinteria, California, this quarter.

Income Taxes.  We recorded income tax expense of $0.9 million and $0.3 million for the first quarter of fiscal 2004 and 2003, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods. We have not provided a benefit for the jurisdictions in loss positions due to management’s determination regarding the uncertainty of the realization of these benefits.

Cumulative Effect of Accounting Change.  In the first quarter of fiscal 2003, we adopted SFAS 142 related to impairment tests for goodwill resulting in a charge reported as a cumulative effect of a change in accounting principle of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.  Cash and equivalents were $40.8 million and $50.2 million at April 30, 2003, and January 31, 2003, respectively.  We had working capital (deficit) of ($2.9) million as of April 30, 2003, compared to $6.8 million as of January 31, 2003.  The shift from positive working capital to a working capital deficit primarily relates to a reduction in cash due to approximately $15 million in payments related to our tender offer activities in the current quarter and to a reduction in accounts receivable.  These decreases in working capital were partially offset by a decline in other current liabilities which is a part of our normal cycle as we make payments in the current quarter against year-end accruals related to commissions, bonuses and royalties.

Accounts receivable, net of allowances, declined to $51.4 million at April 30, 2003, from $57.3 million at January 31, 2003.  This decrease is due both to significant management focus on cash collections and because maintenance collections have exceeded billings due to the high volume of annual maintenance renewals processed in the fourth quarter that came due in the current quarter.  Accounts receivable days sales outstanding, using the countback method, increased to 80 days as of April 30, 2003, compared to 55 days at January 31, 2003.  This increase over the prior year-end is consistent with our normal cycle, given that the fourth quarter generally carries a larger number of significant sales transactions, which can carry longer payment terms.

Net cash provided by operating activities was $3.7 million and $0.7 million for the three months ended April 30, 2003 and 2002, respectively.  The year-over-year change relates mainly to our change from a net loss position last year to a net income position in the current year.

Net cash used in investing activities was $0.3 million and $1.3 million for the three months ended April 30, 2003 and 2002, respectively.  The current year activity includes the purchase of property and equipment, including the continued construction of a new company headquarters on property owned by QAD in Summerland, California.  These purchases were partially offset by the proceeds from the sale of a parcel of property located in Carpinteria, California. Net cash used in investing activities for the comparable period last year primarily related to the purchase of property and equipment.

The board approved a $21.5 million construction budget for the new headquarters, which will be funded through a combination of cash and additional debt financing.  In November 2002, QAD entered into a construction loan agreement with Santa Barbara Bank and Trust (SBB&T) to finance a maximum of $18 million, which is secured by the property and guaranteed by QAD.  As of April 30, 2003, we had borrowed $0.9 million under the construction loan.  We anticipate entering into a permanent loan agreement upon completion of the construction project.

Net cash used in financing activities totaled $13.5 million and $0.6 million for the three months ended April 30, 2003 and 2002, respectively.  The current year activity includes approximately $15 million in expenditures related to a “Modified Dutch Auction” tender offer, in which the Company purchased approximately 2.9 million shares of its common stock at a price of $5.00 per share. The current year also includes proceeds from the construction loan related to the building of our new headquarters in Summerland, California. In connection with the sale of another parcel of property owned by QAD in Carpinteria, California, and in accordance with applicable loan covenants, the current year also includes a $0.5 million repayment of borrowings under the Facility described below. Both the current and prior year activity include regularly scheduled repayments of borrowings and proceeds from the issuance of common stock.

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

During March 2003, in order to facilitate the tender offer, QAD amended its Facility with Foothill Capital Corporation to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004. In that amendment, QAD agreed to maintain minimum cash coverage of 120% of the Facility’s term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility’s term loan balance on a daily basis. Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving credit facility.

In addition, under the terms of the Facility, the covenants are scheduled to be reset during the fiscal first quarter for the current fiscal year. However, Foothill Capital Corporation agreed to defer resetting of the fiscal 2004 covenants until the fiscal second quarter because the impact of the tender offer, which was indefinite at the time, might have caused us to be out of compliance as of April 30, 2003. Subsequent to quarter-end, but effective April 29, 2003, QAD amended the Facility to adjust the EBITDA, minimum tangible net worth and maximum capital expenditure covenants based on current forecast, including the impact of the tender offer.

We believe that the cash on hand, net cash provided by operating activities and the expected available borrowings under our credit facility and construction loan will provide us with sufficient resources to meet our current and long-term working capital requirements, construction requirements, debt service and other cash needs.

RECENT ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003.  Since we do not currently transact in such instruments nor undertake hedging transactions, we do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.    For each of the three months ended April 30, 2003 and 2002, approximately 30% of our revenue was denominated in foreign currencies.  We also incur a significant portion of our expenses in currencies other than the United States dollar.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  For the three months ended April 30, 2003 and 2002, foreign currency transaction losses totaled $0.1 million and $0.3 million, respectively.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2004 to assess the impact of hypothetical changes in interest rates.  Based upon the results of these analyses, a 10% adverse change in interest rates from the 2003 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal 2004.

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

	10.1	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation effective as of April 29, 2003.
	99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On March 18, 2003, QAD Inc. filed a Current Report on Form 8-K reporting under Item 9 related to the Registrant’s press release announcing revised financial guidance for the fiscal 2004 first quarter and full year, respectively.

On March 5, 2003, QAD Inc. filed a Current Report on Form 8-K reporting under Item 9 related to the Registrant’s press release announcing fiscal 2003 fourth quarter results and guidance for the fiscal 2004 first quarter and full year, respectively.

On February 17, 2003, QAD Inc. filed a Current Report on Form 8-K reporting under Item 9 related to the Registrant’s press release announcing anticipated fiscal 2003 fourth quarter results in comparison to previously reported financial guidance.

On February 14, 2003, QAD Inc. filed a Current Report on Form 8-K, as Amendment No. 2, reporting under Item 2 and 7 related to the Registrant’s acquisition of the TRW Integrated Supply Chain Solutions (TRW ISCS) business.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.

(Registrant)

Date: June 13, 2003	By:	/s/ KATHLEEN M. FISHER
Kathleen M. Fisher
Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 13, 2003

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 13, 2003

/s/ KATHLEEN M. FISHER
Kathleen M. Fisher
Chief Financial Officer QAD Inc.