Form 10-Q
period 2003-07-31
QAD INC
filed 2003-09-12
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

The number of shares outstanding of the issuer’s common stock as of August 31, 2003 was 32,735,021.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(Unaudited)

	July 31, 2003	January 31, 2003
Assets
Current assets:
Cash and equivalents	$43,498	$50,188
Restricted cash	—	1,016
Accounts receivable, net	49,318	57,340
Other current assets	11,457	15,340

Total current assets	104,273	123,884

Property and equipment, net	26,238	21,543
Capitalized software development costs, net	1,507	2,077
Other assets, net	13,606	14,802

Total assets	$145,624	$162,306

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$5,197	$2,000
Accounts payable	11,009	12,280
Deferred revenue	58,712	65,860
Other current liabilities	30,636	36,927

Total current liabilities	105,554	117,067

Long-term debt	8,375	9,125
Other deferred liabilities	44	42
Minority interest	408	329

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,315,637 and 34,693,019 shares at July 31, 2003 and January 31, 2003, respectively	35	34
Additional paid-in capital	119,232	115,800
Treasury stock, at cost (2,776,335 shares at July 31, 2003)	(14,364)	—
Accumulated deficit	(67,098)	(73,244)
Accumulated other comprehensive loss	(6,562)	(6,847)

Total stockholders’ equity	31,243	35,743

Total liabilities and stockholders’ equity	$145,624	$162,306

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenue:
License fees	$15,758	$11,204	$33,090	$23,153
Maintenance and other	28,858	26,372	56,741	51,690
Services	11,362	7,702	22,423	14,755

Total revenue	55,978	45,278	112,254	89,598

Costs and expenses:
Cost of license fees	2,555	1,756	5,260	3,720
Cost of maintenance, service and other revenue	20,095	15,586	39,066	31,630
Sales and marketing	14,780	16,433	30,288	32,337
Research and development	9,413	8,877	18,334	17,213
General and administrative	6,358	5,503	12,188	11,106
Amortization of intangibles from acquisitions	276	295	547	577

Total costs and expenses	53,477	48,450	105,683	96,583

Operating income (loss)	2,501	(3,172)	6,571	(6,985)

Other (income) expense:
Interest income	(128)	(217)	(245)	(416)
Interest expense	266	387	546	869
Other (income) expense, net	(173)	316	(1,640)	564

Total other (income) expense	(35)	486	(1,339)	1,017

Income (loss) before income taxes and cumulative effect of accounting change	2,536	(3,658)	7,910	(8,002)
Income tax expense	600	300	1,500	600

Income (loss) before cumulative effect of accounting change	1,936	(3,958)	6,410	(8,602)
Cumulative effect of accounting change	—	—	—	1,051

Net income (loss)	$1,936	$(3,958)	$6,410	$(9,653)

Basic and diluted net income (loss) per share:
Before cumulative effect of accounting change	$0.06	$(0.12)	$0.19	$(0.25)
Cumulative effect of accounting change	—	—	—	(0.03)
Basic and diluted net income (loss) per share	$0.06	$(0.12)	$0.19	$(0.28)

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended July 31,
	2003	2002

Net cash provided by operating activities	$4,897	$6,786

Cash flows from investing activities:
Purchase of property and equipment	(7,575)	(3,766)
Capitalized software development costs	(246)	(885)
Acquisition of businesses	(71)	—
Proceeds from sale of property and equipment	3,341	21
Net cash used in investing activities	(4,551)	(4,630)

Cash flows from financing activities:
Proceeds from construction loan	3,697	—
Restricted cash under construction loan	1,016	—
Repayments of long-term debt	(1,250)	(1,279)
Issuance of common stock for cash	3,999	484
Repurchase of common stock	(15,194)	—
Net cash used in financing activities	(7,732)	(795)

Effect of exchange rates on cash and equivalents	696	1,108

Net increase (decrease) in cash and equivalents	(6,690)	2,469

Cash and equivalents at beginning of period	50,188	50,782

Cash and equivalents at end of period	$43,498	$53,251

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2003.  The results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the results to be expected for the year ending January 31, 2004.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003.  Since we do not currently transact in such instruments nor undertake hedging transactions, the adoption of this statement did not have a material impact on our financial condition or results of operations.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income (loss), as reported	$1,936	$(3,958)	$6,410	$(9,653)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	705	924	1,612	1,907
Pro forma net income (loss)	$1,231	$(4,882)	$4,798	$(11,560)

Basic and diluted net income (loss) per share:
As reported, basic and diluted	$0.06	$(0.12)	$0.19	$(0.28)
Pro forma
Basic	0.04	(0.14)	0.15	(0.34)
Diluted	0.04	(0.14)	0.14	(0.34)

The fair value of stock options and stock purchased under our employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the six months ended July 31, 2003 and 2002:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield

Options:
2003	5.50	1.02	3.60%	—
2002	6.50	1.05	3.55%	—

Options:
2003	0.25	1.02	1.18%	—
2002	0.25	1.05	1.78%	—

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets.  The components of comprehensive income (loss) are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(in thousands)

Net income (loss)	$1,936	$(3,958)	$6,410	$(9,653)
Foreign currency translation adjustments	(151)	(170)	285	95

Comprehensive income (loss)	$1,785	$(4,128)	$6,695	$(9,558)

5.   COMPUTATION OF NET INCOME OR LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income (loss)	$1,936	$(3,958)	$6,410	$(9,653)

Weighted average shares of common stock outstanding	32,158	34,400	33,049	34,353

Weighted average shares of common stock equivalents issued using the treasury stock method	1,764	—	1,401	—

Weighted average shares of common stock and common stock equivalents outstanding	33,922	34,400	34,450	34,353

Basic and diluted net income (loss) per share	$0.06	$(0.12)	$0.19	$(0.28)

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method.  Due to the net loss for the three and six months ended July 31, 2002, approximately 181,000 and 333,000 shares of common stock equivalents were not included in the diluted calculation because they were anti-dilutive.

6.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is included in “Other assets, net” in our Condensed Consolidated Balance Sheets.  For the applicable reporting units, the changes in the carrying amount of goodwill for the six months ended July 31, 2003 were as follows (reporting unit regions are defined in note 12 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2003	$9,692	$—	$810	$10,502

Adjustment to goodwill acquired	(424)	262	—	(162)

Impact of foreign currency translation	209	—	23	232

Balances, July 31, 2003	$9,477	$262	$833	$10,572

During the second quarter of fiscal 2004, the selling entity of an acquired business in Asia Pacific received an earnout payment of $262,000 based on financial performance under the purchase agreement.  This final payment effectively serves to increase the purchase price of the acquisition, thus adding to our goodwill balance.  Based on the earnout payment, the Asia Pacific reporting unit was valued and tested for impairment as of July 31, 2003.  The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach and yielded no impairment.

During the six months ended July 31, 2003, we recorded purchase accounting adjustments of approximately $0.4 million related to the purchase price allocation for identifiable assets, liabilities and goodwill acquired in connection with the November 2002 acquisition of TRW Integrated Supply Chain Solutions (TRW ISCS). These adjustments were mainly due to certain accrued liabilities deemed no longer necessary after analysis of additional information not available at the date of acquisition.

The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost and the fair value of the assets and liabilities assumed, including estimated involuntary termination and facility related costs.

Intangible Assets

	July 31, 2003	January 31, 2003
	(in thousands)

Amortizable intangible assets (various, principally customer contracts)	$10,435	$10,280
Less: accumulated amortization	(9,451)	(8,752)
Net amortizable intangible assets	$984	$1,528

Intangible assets are included in “Other assets, net” in our Condensed Consolidated Balance Sheets. The increase in amortizable intangible assets from January 31, 2003 to July 31, 2003 is due to the impact of foreign currency translation. As of July 31, 2003 and January 31, 2003, all of our intangible assets were determined to have definite useful lives, and therefore were subject to amortization.  The aggregate amortization expense related to amortizable intangible assets was $0.3 million and $0.6 million for each of the three and six months ended July 31, 2003 and 2002, respectively.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2004, 2005 and 2006 is $0.4 million, $0.4 million and $0.2 million, respectively.  No additional amortization of these assets is estimated in fiscal 2007 and thereafter.

7.   ACQUISITIONS

During the fourth quarter of fiscal 2003, we acquired TRW Integrated Supply Chain Solutions (TRW ISCS).  In connection with the acquisition, we implemented a plan to eliminate redundant positions and facilities within TRW ISCS, and we recognized certain liabilities in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  The related actions resulted in an anticipated $4.4 million increase to the acquisition cost, which included a reduction of approximately 40 employees across most functions (approximately  $2.8 million) and facility consolidations related to certain former TRW ISCS locations (approximately $1.6 million).  As of July 31, 2003, $2.9 million of the $4.4 million acquisition related restructuring charge was utilized.  The remaining balance of $1.5 million, consisting mainly of lease obligations, includes payments scheduled through fiscal 2016.

The following table presents the plan activities for the six months ended July 31, 2003:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)
Balances, January 31, 2003	$1,518	$665	$2,183

Fiscal 2004 activity:
Cash payments	(170)	(547)	(717)
Adjustments	—	64	64

Balances, July 31, 2003	$1,348	$182	$1,530

8.   RESTRUCTURING CHARGES

We have implemented restructuring programs designed to strengthen operations and financial performance. Charges and adjustments related to restructurings are included in “Restructuring charges” in our Condensed Consolidated Statements of Operations, when applicable. Below is a discussion of the active restructuring programs as of July 31, 2003.

During fiscal 2003, we implemented cost reduction programs aimed at reducing annualized operating expenses to better align them with current business levels.  The related actions resulted in a $3.2 million and $1.2 million charge in the third quarter and fourth quarter, respectively.  These charges included a reduction of approximately 130 employees across all regions and functions (approximately $4.1 million), facility consolidations ($0.1 million), and associated asset write-downs  ($0.2 million).  In addition, during the fourth quarter of fiscal 2003, we recorded an adjustment of $0.9 million as an increase to total costs and expenses, related to the fiscal 2002 restructuring accrual as noted below. As of July 31, 2003, of the combined $4.4 million fiscal 2003 restructuring charges, $4.1 million was utilized.  We expect to pay the remaining balance of  $0.3 million, consisting mainly of employee termination costs, by the end of fiscal 2004.

During fiscal 2002, we continued our fiscal 2001 initiative to strengthen operating and financial performance by sharpening the focus of our solutions for multi-national customers.  The related actions resulted in a $0.7 million and $0.4 million charge in the second quarter and fourth quarter, respectively.  These charges primarily related to the reduction of office space in three of our North American locations.  In addition, during fiscal 2002, we recorded adjustments of $0.7 million and  $0.3 million as reductions to total cost and expenses for the second quarter and third quarter, respectively.  These adjustments, totaling $1.0 million, were to the fiscal 2001 restructuring accrual, which has been completely utilized.  As noted above, during fiscal 2003, the fiscal 2002 restructuring accrual was increased $0.9 million due to the Company’s inability to sublease certain office space as originally planned.  As of July 31, 2003, of the combined $2.0 million fiscal 2002 restructuring charges, $1.3 million had been utilized.  The remaining balance of $0.7 million related to lease obligations, is expected to be paid through fiscal 2005.

The following table presents the restructuring activities for the six months ended July 31, 2003, resulting from the aforementioned programs:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)

Balances, January 31, 2003	$1,092	$709	$1,801

Fiscal 2004 activity:
Cash payments	(362)	(383)	(745)

Balances, July 31, 2003	$730	$326	$1,056

9.   LONG-TERM DEBT

	July 31, 2003	January 31, 2003
	(in thousands)
Total Debt
Credit facility	$9,875	$11,125
Construction loan	3,697	—
	13,572	11,125
Less current maturities	5,197	2,000
Long-term debt	$8,375	$9,125

As of July 31, 2003, in connection with the construction of our new company headquarters located in Summerland, California, and in accordance with the provisions of the construction loan, we received approximately $3.7 million to fund qualified expenditures made during the six months ended July 31, 2003.

In connection with the sale of property owned by QAD in Carpinteria, California, and in accordance with the terms of our credit facility (Facility) with Foothill Capital Corporation, we paid $0.5 million towards the outstanding balances of the Facility in March 2003.  This payment was in addition to our regularly scheduled quarterly payments under the terms of the Facility.  For further discussion related to the sale of property, see note 13 within these Notes to Condensed Consolidated Financial Statements.

During March 2003, in order to facilitate the tender offer, QAD amended its Facility with Foothill Capital Corporation to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004.  In that amendment, QAD agreed to maintain minimum cash coverage of 120% of the Facility’s term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility’s term loan balance on a daily basis.  Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving portion of the Facility.

Effective April 29, 2003, QAD amended the Facility to adjust the EBITDA, minimum tangible net worth and maximum capital expenditure covenants based on current forecast, including the impact of the tender offer.  For further discussion related to the tender offer, see note 11 within these Notes to Condensed Consolidated Financial Statements.  As of July 31, 2003, we were in compliance with the covenants, as amended.

10.  COMMITMENTS AND CONTINGENCIES

Indemnifications

We sell software licenses and services to our customers under contracts which we refer to as a Software License Agreement (SLA).  Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon certain intellectual property rights of a third party.  The SLA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to, certain time- and geography-based scope limitations and a right to replace an infringing product.

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

The aggregate cost, including fees and expenses associated with the tender offer, was approximately $15 million.  The Company financed the tender offer from available cash.  Shares acquired pursuant to the tender offer returned to the status of authorized but unissued common stock, and are available for issuance.  Subsequent to the tender offer, common shares issued in connection with stock option exercises and ESPP purchases have been primarily made from treasury.  The remaining balance of the acquired shares is included in “Treasury stock, at cost” in our Condensed Consolidated Balance Sheet at July 31, 2003.

During the fiscal 2004 first quarter, the Company adjusted its number of treasury shares to reflect treasury share purchases in fiscal 1999 and 2001, aggregating approximately 306,000 shares.  These shares were removed from our weighted average shares of common stock outstanding used in the computation of net income or loss per share beginning with the quarter ending April 30, 2003.  Had such adjustment taken place earlier, it would not have caused a material impact to any of our previously reported net income (loss) per share amounts.  The related $1.2 million value of these shares was reclassified from “Additional paid-in capital” to “Treasury stock, at cost” in our Condensed Consolidated Balance Sheet at April 30, 2003.  During the fiscal 2004 second quarter, these shares were issued in connection with stock option exercises and ESPP purchases.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(in thousands)
Revenue:
North America	$21,578	$18,916	$45,171	$37,558
EMEA	21,451	15,810	43,054	30,042
Asia Pacific	8,845	7,518	17,174	15,776
Latin America	4,104	3,034	6,855	6,222
	$55,978	$45,278	$112,254	$89,598

Operating income (loss):
North America	$3,855	$2,565	$9,220	$4,844
EMEA	(535)	(819)	(45)	(2,409)
Asia Pacific	360	(1,382)	1,096	(2,556)
Latin America	350	(501)	(68)	(1,026)
Corporate	(1,529)	(3,035)	(3,632)	(5,838)
	$2,501	$(3,172)	$6,571	$(6,985)

	July 31, 2003	January 31, 2003
	(in thousands)
Identifiable assets:
North America	$71,830	$70,363
EMEA	50,482	67,709
Asia Pacific	16,710	18,659
Latin America	6,602	5,575
	$145,624	$162,306

13.  OTHER (INCOME) EXPENSE, NET

In March 2003, QAD sold a 34-acre undeveloped parcel of property, in Carpinteria, California for $3.3 million, net of associated fees.  The book value of this property was $1.8 million.  The resulting gain of $1.5 million was recorded as a gain on disposal of property and is included in “Other (income) expense, net” in our Condensed Consolidated Statement of Operations for the six months ended July 31, 2003.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other information detailed in our Annual Report on Form 10-K for the year ended January 31, 2003. These include, but are not limited to, evolving demand for the company’s software products and products that operate with the company’s products; the company’s ability to sustain strong licensing demand; the ability to sustain customer renewal rates at current levels; the publication of opinions by industry analysts about the company, its products and technology; the reliability of estimates of transaction and integration costs and benefits; difficulties relating to integration of a new business; the entry of new competitors and their technological advances; delays in localizing the company’s products for new markets; delays in sales as a result of lengthy sales cycles; changes in operating expenses, pricing, timing of new product releases, the method of product distribution or product mix; general economic conditions, exchange rate fluctuations and the global political environment.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.

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

At July 31, 2003, we had approximately 1,275 full-time employees worldwide.

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

•                  Impairment of Long-Lived Assets.  Our long-lived assets include goodwill, intangible assets, and other assets.  At July 31, 2003, we had $11.6 million of goodwill and other intangible assets, accounting for 8% of our total assets.  In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets.  We account for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which requires us to analyze goodwill for impairment on at least an annual basis.  We have chosen the fourth quarter of our fiscal year as our annual test period.  For a further discussion of goodwill and intangible assets, see note 6 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

•                  Capitalized Software Development Costs.  We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model.  A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing).  At July 31, 2003, we had $1.5 million of net capitalized software development costs, accounting for 1% of our total assets.  Capitalized software development costs are amortized on a straight-line basis over three years and charged to cost of license fees.  We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product.  The amount by which the unamortized capitalized software development costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management’s judgment regarding future cash flows.  If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets not previously recorded.

•                  Valuation of Deferred Tax Assets.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the carrying value of our net deferred tax assets reflect an amount that is more likely than not to be realized.  At July 31, 2003, we had $0.2 million of net deferred tax assets, current and non-current.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider future taxable income and tax planning strategies that are both prudent and feasible.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002

Revenue:
License fees	28%	25%	29%	26%
Maintenance and other	52	58	51	58
Services	20	17	20	16
Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	4	4	4	4
Cost of maintenance, service and other revenue	36	34	35	35
Sales and marketing	26	36	27	36
Research and development	17	20	16	19
General and administrative	11	12	11	13
Amortization of intangibles from acquisitions	1	1	1	1
Total costs and expenses	95	107	94	108
Operating income (loss)	5	(7)	6	(8)
Other (income) expense	—	1	(1)	1
Income (loss) before income taxes and cumulative effect of accounting change	5	(8)	7	(9)
Income tax expense	1	1	1	1
Income (loss) before cumulative effect of accounting change	4	(9)	6	(10)
Cumulative effect of accounting change	—	—	—	1
Net income (loss)	4%	(9)%	6%	(11)%

Total Revenue.  Total revenue for the second quarter of fiscal 2004 was $56.0 million, an increase of $10.7 million, or 24%, from $45.3 million in the second quarter of fiscal 2003.  Total revenue for the six months ended July 31, 2003 was $112.3 million, an increase of $22.7 million, or 25%, from $89.6 million in the comparable prior year period.  The increases in total revenue on both a quarter-to-quarter and year-to-year basis were driven by increases in all revenue categories.

License revenue increased $4.6 million to $15.8 million for the second quarter of fiscal 2004 from $11.2 million for the same period last year.  For the six months ended July 31, 2003, license revenue was $33.1 million, a $9.9 million increase over $23.2 million for the same period last year.  While the pricing of license sales was comparable to last year, the volume of our license sales in the current year has increased.

Maintenance and other revenue increased $2.5 million to $28.9 million for the current quarter, when compared to $26.4 million for the second quarter of last year.  On a year-to-date basis, maintenance and other revenue increased approximately $5.0 million to $56.7 million for the current fiscal year from $51.7 million for the first six months of last year.  These increases were due primarily to additional maintenance on new license sales, partially offset by cancellations within our existing customer base.  Maintenance revenue growth rates are affected by the overall license revenue growth rates as well as annual maintenance contract renewal rates.

Second quarter services revenue increased $3.7 million to $11.4 million for the current year when compared to $7.7 million for the same period last year.  For the six months ended July 31, 2003, services revenue increased approximately $7.6 million to $22.4 million when compared to $14.8 million for the first six months of last year.  These increases primarily relate to the TRW Integrated Supply Chain Solutions (TRW ISCS) acquisition that was completed in November 2002.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) as a percentage of total revenue increased to 40% in the second quarter of fiscal 2004 from 38% in the second quarter of fiscal 2003.  This increase primarily relates to a shift in revenue mix toward services, which can carry lower margins than license and maintenance revenue.

For the first half of both fiscal 2004 and 2003, total cost of revenue as a percentage of total revenue was 39%. When compared to last year, services margins have improved primarily due to increased utilization of service consultants, partially offset by the shift in revenue mix to a higher proportion of services revenue, which can carry lower margins than license and maintenance revenue.

Sales and Marketing.  Sales and marketing expense decreased 10% to $14.8 million for the second quarter of fiscal 2004 from $16.4 million in the comparable prior year period.  On a year-to-date basis, sales and marketing expense decreased 6%, or $2.0 million, to $30.3 million for the first six months of fiscal 2004, compared to $32.3 million for the same period last year.  These decreases on a quarterly and year-to-date basis, were primarily due to decreased personnel and associated expenses, due in part to our cost containment programs, partially offset by higher employee commissions correlating with higher revenue levels and by additional expense in the current year related to the TRW ISCS acquisition.  It should be noted that during the first quarter of each fiscal year, we hold our annual sales kick-off meeting that ensures our corporate strategy and current and planned product offerings are well understood by our personnel.  During the first half of both fiscal 2004 and 2003, we expensed approximately $0.7 million in connection with this event. And in the second quarter of each fiscal year, we hold our annual Explore user conference, representing net expense of approximately $0.8 million in both fiscal 2004 and 2003.

Research and Development.  Research and development expense increased $0.5 million, or 6%, to $9.4 million, for the second quarter of fiscal 2004 when compared to the same quarter last year at $8.9 million.  During the six months ended July 31, 2003, research and development expense increased $1.1 million, or 7%, to $18.3 million from $17.2 million in the same prior year period.  These increases were primarily due to increased personnel and related costs as we continue to invest and realign our resources to optimize the development of our new and existing products.

General and Administrative.  General and administrative expense increased $0.9 million to $6.4 million for the current quarter from $5.5 million for the same quarter last year, and increased $1.1 million on a year-to-date basis at $12.2 million and $11.1 million for fiscal 2004 and 2003, respectively.  These increases are primarily due to incrementally higher personnel and associated costs and professional fees related to the integration of the acquired TRW ISCS business.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions was nearly flat to the same periods last year at $0.3 million and $0.5 million, for the three and six months of fiscal 2004, respectively.

Operating Income (Loss). Operating income for the current quarter was $2.5 million, a $5.7 million improvement over the $3.2 million operating loss for the same quarter last year.  For the first six months of the current year, operating income was $6.6 million, a $13.6 million improvement over the $7.0 million operating loss for the comparable prior year period.  These improvements are primarily attributable to the reasons described above.  It should be noted that revenue and expenses related to our operations can be significantly impacted by fluctuations in currency exchange rates.

Other (Income) Expense. For the current quarter, we reported net other income of $35,000, which compares favorably to the $0.5 million of net other expense we reported for the same quarter last year, primarily due to favorable exchange (gains) losses.  For the first six months of the current year, we reported net other income of $1.3 million, compared to $1.0 million of net other expense for the comparable prior year period.  The $2.3 million favorable change from last year primarily related to the $1.5 million gain on the sale of a parcel of property in Carpinteria, California, in the first quarter of the current year and to favorable exchange (gains) losses.

Income Taxes.  We recorded income tax expense of $0.6 million and $0.3 million for the second quarter and $1.5 million and $0.6 million for the first half of fiscal 2004 and 2003, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods. We have not provided a benefit for the jurisdictions in loss positions due to management’s determination regarding the uncertainty of the realization of these benefits.

Cumulative Effect of Accounting Change.  In the first quarter of fiscal 2003, we adopted SFAS 142 related to impairment tests for goodwill resulting in a charge reported as a cumulative effect of a change in accounting principle of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.  Cash and equivalents were $43.5 million and $50.2 million at July 31, 2003, and January 31, 2003, respectively.  We had working capital (deficit) of ($1.3) million as of July 31, 2003, compared to $6.8 million as of January 31, 2003.  The shift from positive working capital to a working capital deficit primarily relates to a reduction in cash due to approximately $15 million in payments related to our tender offer activities in the first quarter of the current year and to a reduction in accounts receivable.  These decreases in working capital were partially offset by a decline in other current liabilities partly due to payments in the current year against prior year-end accruals related to commissions, bonuses and royalties, and to a decline in deferred support revenue.

Accounts receivable, net of allowances, declined to $49.3 million at July 31, 2003, from $57.3 million at January 31, 2003.  This decrease is due primarily to the high volume of annual maintenance renewals processed in the fourth quarter that come due in the subsequent fiscal year.  Accounts receivable days sales outstanding, using the countback method, increased to 89 days as of July 31, 2003, compared to 55 days at January 31, 2003 and 85 days as of July 31, 2002.  The increase over the prior year-end is consistent with our normal cycle, given that the fourth quarter generally carries a larger number of significant sales transactions, which can carry longer payment terms.

Net cash provided by operating activities was $4.9 million and $6.8 million for the six months ended July 31, 2003 and 2002, respectively.  The year-over-year decrease relates mainly to a smaller decline in accounts receivable and a larger decline in deferred revenue and other current liabilities in the current year, partially offset by our change from a net loss position last year to a net income position in the current year.

Net cash used in investing activities for both the six months ended July 31, 2003 and 2002 was $4.6 million.  The current year activity primarily relates to the purchase of property and equipment, including the continued construction of a new company headquarters on property owned by QAD in Summerland, California.  These purchases were partially offset by the proceeds from the sale of a parcel of property located in Carpinteria, California. Net cash used in investing activities for the comparable period last year primarily related to the purchase of property and equipment.

In fiscal 2003, the board approved a $21.5 million construction budget for the new headquarters, which is being funded through a combination of cash and additional debt financing.  The primary motivation for this activity is to consolidate QAD Santa Barbara area operations.  In November 2002, QAD entered into a construction loan agreement with Santa Barbara Bank and Trust (SBB&T) to finance a maximum of $18 million, which is secured by the property and guaranteed by QAD.  The current construction schedule is set to complete the effort so that it coincides with the lease termination of the existing company headquarters in nearby Carpinteria, California.  As of July 31, 2003, we have reported the $3.7 million of borrowings under the construction loan within “Current portion of long-term debt” in our Condensed Consolidated Balance Sheet.  We anticipate entering into a permanent loan agreement upon completion of the construction project.  In fiscal 2003, SBB&T executed a commitment letter for a permanent loan with QAD, subject to a number of conditions.  QAD has the right to terminate this commitment any time before funding of the permanent loan, subject to the loss of any fees, deposits, and reasonable costs incurred by SBB&T on behalf of QAD.

Net cash used in financing activities totaled $7.7 million and $0.8 million for the six months ended July 31, 2003 and 2002, respectively.  The current year activity includes approximately $15 million in expenditures related to a “Modified Dutch Auction” tender offer, in which the Company purchased approximately 2.9 million shares of its common stock at a price of $5.00 per share. In addition, the current year includes proceeds from the construction loan related to the building of our new headquarters in Summerland, California.  In connection with the sale of another parcel of property owned by QAD in Carpinteria, California, and in accordance with terms of the applicable loan, the current year also includes a $0.5 million repayment of borrowings under the Facility described below.  Both the current and prior year activity includes proceeds from the issuance of common stock and regularly scheduled repayments of borrowings.

We maintain a five-year senior credit facility with Foothill Capital Corporation (Facility).  The Facility, as amended, provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12-month trailing earnings before interest, taxes, depreciation and amortization (EBITDA), minimum tangible net worth and minimum cash coverage ratios. The Facility currently provides that the term loan shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter.

During March 2003, in order to facilitate the tender offer, QAD amended its Facility with Foothill Capital Corporation to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004.  In that amendment, QAD agreed to maintain minimum cash coverage of 120% of the Facility’s term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility’s term loan balance on a daily basis.  Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving portion of the Facility.

Effective April 29, 2003, QAD amended the Facility to adjust the EBITDA, minimum tangible net worth and maximum capital expenditure covenants based on current forecast, including the impact of the tender offer.  As of July 31, 2003, we were in compliance with the covenants, as amended.

We believe that the cash on hand, net cash provided by operating activities and the expected available borrowings under our credit facility and construction loan will provide us with sufficient resources to meet our current and long-term working capital requirements, construction requirements, debt service and other cash needs.

RECENT ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003.  Since we do not currently transact in such instruments nor undertake hedging transactions, the adoption of this statement did not have a material impact on our financial condition or results of operations.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.    For each of the six months ended July 31, 2003 and 2002, approximately 30% of our revenue was denominated in foreign currencies.  We also incur a significant portion of our expenses in currencies other than the United States dollar.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  For the six months ended July 31, 2003 and 2002, foreign currency transaction (gains) losses totaled ($0.1) million and $0.6 million, respectively.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of QAD management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) ) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 4, 2003, the following proposals were adopted:

(1)          To elect three directors to hold office for a term of three years until the annual meeting of stockholders in the year 2006 (Class II Directors):

	Votes For	Votes Withheld
Karl F. Lopker	30,484,104	232,995
Pamela M. Lopker	30,515,914	201,186
Larry J. Wolfe	30,544,914	172,186

(2)          To ratify the appointment of KPMG LLP as the Company’s independent auditors for the Company’s 2004 fiscal year:

Votes For	Votes Against	Abstentions
30,682,620	23,505	10,975

ITEM 5 – OTHER INFORMATION

In July 2003, we promoted Daniel Lender to the position of Executive Vice President and Chief Financial Officer (CFO).  Mr. Lender succeeds Kathleen Fisher as CFO, who left the company to pursue an opportunity closer to her home and family in Northern California.

Mr. Lender joined QAD in 1998 as Vice President and Treasurer.  Most recently, he has served as QAD’s Vice President of Global Sales Operations, as well as the Vice President of our Latin America operations.  Prior to joining QAD, Mr. Lender served nine years with Republic National Bank of New York, last serving as a Vice President and Treasurer.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits

31.1                           Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)             Reports on Form 8-K

On May 16, 2003, QAD Inc. filed a Current Report on Form 8-K reporting under Item 12 related to the Registrant’s press release announcing anticipated fiscal 2004 first quarter results in comparison to previously reported financial guidance.

On May 28, 2003, QAD Inc. filed a Current Report on Form 8-K reporting under Item 12 related to the Registrant’s press release announcing fiscal 2004 first quarter results and guidance for the fiscal 2004 second quarter and full year.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: September 12, 2003	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller (Chief Accounting Officer)