Form 10-Q
period 2003-10-31
QAD INC
filed 2003-12-12
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

The number of shares outstanding of the issuer’s common stock as of December 1, 2003 was 33,250,431.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(Unaudited)

	October 31, 2003	January 31, 2003
Assets
Current assets:
Cash and equivalents	$47,843	$50,188
Restricted cash	—	1,016
Accounts receivable, net	46,700	57,340
Other current assets	11,145	15,340

Total current assets	105,688	123,884

Property and equipment, net	29,994	21,543
Capitalized software development costs, net	1,406	2,077
Other assets, net	14,243	14,802

Total assets	$151,331	$162,306

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$9,249	$2,000
Accounts payable	11,351	12,280
Deferred revenue	52,499	65,860
Other current liabilities	32,064	36,927

Total current liabilities	105,163	117,067

Long-term debt	8,000	9,125
Other liabilities	297	42
Minority interest	460	329

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,326,951 and 34,693,019 shares at October 31, 2003 and January 31, 2003, respectively	35	34
Additional paid-in capital	119,273	115,800
Treasury stock, at cost (2,148,260 shares at October 31, 2003)	(11,147)	—
Accumulated deficit	(64,301)	(73,244)
Accumulated other comprehensive loss	(6,449)	(6,847)

Total stockholders’ equity	37,411	35,743

Total liabilities and stockholders’ equity	$151,331	$162,306

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenue:
License fees	$15,517	$14,041	$48,607	$37,194
Maintenance and other	28,617	26,844	85,358	78,534
Services	11,681	7,653	34,104	22,408

Total revenue	55,815	48,538	168,069	138,136

Costs and expenses:
Cost of license fees	2,140	2,451	7,400	6,171
Cost of maintenance, service and other revenue	20,174	15,486	59,240	47,116
Sales and marketing	14,114	13,471	44,402	45,808
Research and development	8,991	7,994	27,325	25,207
General and administrative	5,965	4,804	18,153	15,910
Amortization of intangibles from acquisitions	279	263	826	840
Impairment loss	—	151	—	151
Restructuring	(346)	3,192	(346)	3,192

Total costs and expenses	51,317	47,812	157,000	144,395

Operating income (loss)	4,498	726	11,069	(6,259)

Other (income) expense:
Interest income	(151)	(183)	(396)	(599)
Interest expense	328	426	874	1,295
Other (income) expense, net	(154)	(148)	(1,794)	416

Total other (income) expense	23	95	(1,316)	1,112

Income (loss) before income taxes and cumulative effect of accounting change	4,475	631	12,385	(7,371)
Income tax expense	900	300	2,400	900

Income (loss) before cumulative effect of accounting change	3,575	331	9,985	(8,271)
Cumulative effect of accounting change	—	—	—	1,051

Net income (loss)	$3,575	$331	$9,985	$(9,322)

Basic net income (loss) per share:
Before cumulative effect of accounting change	$0.11	$0.01	$0.30	$(0.24)
Cumulative effect of accounting change	—	—	—	(0.03)
Basic net income (loss) per share	$0.11	$0.01	$0.30	$(0.27)

Diluted net income (loss) per share:
Before cumulative effect of accounting change	$0.10	$0.01	$0.29	$(0.24)
Cumulative effect of accounting change	—	—	—	(0.03)
Diluted net income (loss) per share	$0.10	$0.01	$0.29	$(0.27)

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended October 31,
	2003	2002

Net cash provided by operating activities	$8,072	$4,323

Cash flows from investing activities:
Purchase of property and equipment	(12,400)	(5,995)
Restricted cash under construction loan	1,016	—
Capitalized software development costs	(478)	(1,368)
Acquisition of businesses	(445)	—
Proceeds from sale of property and equipment	3,394	145
Net cash used in investing activities	(8,913)	(7,218)

Cash flows from financing activities:
Proceeds from construction loan	7,749	—
Repayments of long-term debt	(1,625)	(1,699)
Issuance of common stock for cash	6,524	678
Repurchase of common stock	(15,239)	—
Net cash used in financing activities	(2,591)	(1,021)

Effect of exchange rates on cash and equivalents	1,087	1,273

Net decrease in cash and equivalents	(2,345)	(2,643)

Cash and equivalents at beginning of period	50,188	50,782

Cash and equivalents at end of period	$47,843	$48,139

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2003.  The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the results to be expected for the year ending January 31, 2004.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. Since we have no existing variable interest entities as of October 31, 2003, the adoption of this statement did not have a material impact on our financial condition or results of operations.

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

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which requires entities to recognize an expense based on the fair value of the related awards.  We are not required, and we currently do not intend to transition to use a fair value method of accounting for stock-based employee compensation.  The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income (loss), as reported	$3,575	$331	$9,985	$(9,322)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	827	809	2,439	2,716
Pro forma net income (loss)	$2,748	$(478)	$7,546	$(12,038)

Basic and diluted net income (loss) per share:
As reported
Basic	$0.11	$0.01	$0.30	$(0.27)
Diluted	0.10	0.01	0.29	(0.27)
Pro forma
Basic	0.08	(0.01)	0.23	(0.35)
Diluted	0.08	(0.01)	0.22	(0.35)

The fair value of stock options and stock purchased under our employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the nine months ended October 31, 2003 and 2002:

Stock–Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield

Options:
2003	5.50	1.01	3.50%	—
2002	6.50	1.05	3.55%	—

ESPP:
2003	0.25	1.01	1.10%	—
2002	0.25	1.05	1.75%	—

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets.  The components of comprehensive income (loss) are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(in thousands)

Net income (loss)	$3,575	$331	$9,985	$(9,322)
Foreign currency translation adjustments	113	(297)	398	(202)

Comprehensive income (loss)	$3,688	$34	$10,383	$(9,524)

5.   COMPUTATION OF NET INCOME OR LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income (loss)	$3,575	$331	$9,985	$(9,322)

Weighted average shares of common stock outstanding - basic	32,892	34,502	32,996	34,403

Weighted average shares of common stock equivalents issued using the treasury stock method	1,782	24	1,635	—

Weighted average shares of common stock and common stock equivalents outstanding - diluted	34,674	34,526	34,631	34,403

Basic net income (loss) per share	$0.11	$0.01	$0.30	$(0.27)
Diluted net income (loss) per share	$0.10	$0.01	$0.29	$(0.27)

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method.  For the three and nine months ended October 31, 2003 and 2002, shares of common stock equivalents of approximately 0.4 million, 0.8 million, 4.6 million and 4.1 million, respectively, were not included in the diluted calculation because to do so would have been anti-dilutive for the periods presented.

6.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is included in “Other assets, net” in our Condensed Consolidated Balance Sheets.  For the applicable reporting units, the changes in the carrying amount of goodwill for the nine months ended October 31, 2003 were as follows (reporting unit regions are defined in note 12 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2003	$9,692	$—	$810	$10,502

Adjustment to goodwill acquired	(650)	262	—	(388)

Impact of foreign currency translation	646	13	(8)	651

Balances, October 31, 2003	$9,688	$275	$802	$10,765

During the second quarter of fiscal 2004, the selling entity of an acquired business in Asia Pacific received an earnout payment of $262,000 based on financial performance under the purchase agreement.  This final payment effectively served to increase the purchase price of the acquisition, thus adding to our goodwill balance.  Based on the earnout payment, the Asia Pacific reporting unit was valued and tested for impairment as of July 31, 2003.  The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach and yielded no impairment.

We are required to analyze goodwill for impairment at least on an annual basis.  We have chosen the fourth quarter of our fiscal year as our annual test period.

During the nine months ended October 31, 2003, we recorded purchase accounting adjustments of $650,000 related to the purchase price allocation for identifiable assets, liabilities and goodwill acquired in connection with the November 2002 acquisition of TRW Integrated Supply Chain Solutions (TRW ISCS). These adjustments were mainly due to certain liabilities deemed no longer necessary after analysis of additional information not available at the date of acquisition.

The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made during the fiscal 2004 fourth quarter, upon the completion of a final analysis of the total purchase cost and the fair value of the assets and liabilities assumed, including estimated involuntary termination and facility related costs.

Intangible Assets

	October 31, 2003	January 31, 2003
	(in thousands)

Amortizable intangible assets (various, principally intellectual property and customer contracts)	$11,424	$10,280
Less: accumulated amortization	(9,969)	(8,752)
Net amortizable intangible assets	$1,455	$1,528

Intangible assets are included in “Other assets, net” in our Condensed Consolidated Balance Sheets. The increase in amortizable intangible assets from January 31, 2003 to October 31, 2003 is due to the acquisition of certain intellectual property and the impact of foreign currency translation.  During the fiscal 2004 third quarter, QAD acquired intellectual property comprised of certain software that is complementary to MFG/PRO and is part of our Customer Self-Service solution.  The acquisition price includes a total of $750,000 in guaranteed payments, payable annually over three years, beginning with $250,000 paid upon acquisition.  The agreement also sets forth maximum potential future contingent payments by QAD of $250,000 per year for three years commencing upon acquisition, based on future sales of the acquired software when used with certain versions of MFG/PRO.

As of October 31, 2003 and January 31, 2003, all of our intangible assets were determined to have definite useful lives, and therefore were subject to amortization.  The aggregate amortization expense related to amortizable intangible assets was $0.3 million and $0.8 million for each of the three and nine months ended October 31, 2003 and 2002, respectively.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2004, 2005, 2006 and 2007 is $0.2 million, $0.7 million, $0.4 million and $0.2 million, respectively.  No additional amortization of these assets is estimated in fiscal 2008 and thereafter.

7.   ACQUISITIONS

During the fourth quarter of fiscal 2003, we acquired TRW Integrated Supply Chain Solutions (TRW ISCS).  In connection with the acquisition, we implemented a plan to eliminate redundant positions and facilities within TRW ISCS, and we recognized certain liabilities in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  The related actions resulted in an anticipated $4.4 million increase to the acquisition cost, which included a reduction of approximately 40 employees across most functions (approximately $2.8 million) and facility consolidations related to certain former TRW ISCS locations  (approximately $1.6 million).  As of October 31, 2003, $3.2 million of the $4.4 million acquisition-related restructuring charge was utilized.  The remaining balance of $1.2 million, consisting mainly of lease obligations, includes payments scheduled through fiscal 2016.

The following table presents the plan activities for the nine months ended October 31, 2003:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)
Balances, January 31, 2003	$1,518	$665	$2,183

Fiscal 2004 activity:
Cash payments	(309)	(641)	(950)
Adjustments	(85)	46	(39)

Balances, October 31, 2003	$1,124	$70	$1,194

8.   RESTRUCTURING CHARGES

We have implemented restructuring programs designed to strengthen operations and financial performance. Charges and adjustments related to restructurings are included in “Restructuring” in our Condensed Consolidated Statements of Operations.  Below is a discussion of the active restructuring programs as of October 31, 2003.

During fiscal 2003, we implemented cost reduction programs aimed at reducing annualized operating expenses to better align them with current business levels.  The related actions resulted in a $3.2 million and $1.2 million charge in the third quarter and fourth quarter, respectively.  These charges included a reduction of approximately 130 employees across all regions and functions (approximately $4.1 million), facility consolidations ($0.1 million), and associated asset write-downs ($0.2 million).  In addition, during the fourth quarter of fiscal 2003, we recorded an adjustment of $0.9 million as an increase to total costs and expenses, related to the fiscal 2002 restructuring accrual as noted below. As of October 31, 2003, of the combined $4.4 million fiscal 2003 restructuring charges, $4.3 million was utilized and $0.1 million was adjusted downwards because employee termination costs were lower than originally estimated.

During fiscal 2002, we continued our fiscal 2001 initiative to strengthen operating and financial performance by sharpening the focus of our solutions for multi-national customers.  The related actions resulted in a $0.7 million and $0.4 million charge in the second quarter and fourth quarter, respectively.  These charges primarily related to the reduction of office space in three of our North American locations.  In addition, during fiscal 2002, we recorded adjustments of $0.7 million and $0.3 million as reductions to total cost and expenses for the second quarter and third quarter, respectively.  These adjustments, totaling $1.0 million, were to the fiscal 2001 restructuring accrual, which has been completely utilized.  As noted above, during fiscal 2003, the fiscal 2002 restructuring accrual was increased $0.9 million due to the Company’s inability to sublease certain office space as originally planned.  During the fiscal 2004 third quarter, we recorded an adjustment of $0.3 million as a decrease to total costs and expenses related to the fiscal 2002 restructuring accrual to reflect a change in utilization related to a previously vacated leased office space.  As of October 31, 2003, of the combined $1.7 million fiscal 2002 restructuring charges, $1.3 million had been utilized.  The remaining balance of $0.4 million related to lease obligations is expected to be paid through fiscal 2005.

The following table presents the restructuring activities for the nine months ended October 31, 2003, resulting from the previously mentioned programs:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)

Balances, January 31, 2003	$1,092	$709	$1,801

Fiscal 2004 activity:
Cash payments	(446)	(641)	(1,087)
Adjustments	(278)	(68)	(346)

Balances, October 31, 2003	$368	$—	$368

9.   LONG-TERM DEBT

	October 31, 2003	January 31, 2003
	(in thousands)
Total Debt
Credit facility	$9,500	$11,125
Construction loan	7,749	—
	17,249	11,125
Less current maturities	9,249	2,000
Long-term debt	$8,000	$9,125

As of October 31, 2003, in connection with the construction of our new company headquarters located in Summerland, California, and in accordance with the provisions of the construction loan, we received $7.7 million to fund qualified expenditures made during the nine months ended October 31, 2003.  These borrowings under the construction loan are reported in “Current portion of long-term debt” in our Condensed Consolidated Balance Sheet at October 31, 2003.

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

During March 2003, in order to facilitate the tender offer, as discussed in note 11 within these Notes to Condensed Consolidated Financial Statements, QAD amended its Facility with Foothill Capital Corporation to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004.  In that amendment, QAD agreed to maintain minimum cash coverage of 120% of the Facility’s term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility’s term loan balance on a daily basis.  Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving portion of the Facility.

Effective April 29, 2003, QAD amended the Facility to adjust the EBITDA, minimum tangible net worth and maximum capital expenditure covenants based on current forecast, including the impact of the tender offer.  As of October 31, 2003, we were in compliance with the covenants, as amended.

10.  COMMITMENTS AND CONTINGENCIES

Indemnifications

We sell software licenses and services to our customers under a form of contract which we refer to as a Software License Agreement (SLA).  Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon certain intellectual property rights of a third party.  The SLA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to, certain time- and geography-based scope limitations and a right to replace an infringing product.

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

The aggregate cost, including fees and expenses associated with the tender offer, was approximately $15 million.  The Company financed the tender offer from available cash.  Shares acquired pursuant to the tender offer returned to the status of authorized but unissued common stock, and are available for issuance.  Subsequent to the tender offer, common shares issued in connection with stock option exercises and ESPP purchases have been primarily made from treasury.  The remaining balance of the acquired shares is included in “Treasury stock, at cost” in our Condensed Consolidated Balance Sheet at October 31, 2003.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(in thousands)
Revenue:
North America	$20,893	$22,450	$66,064	$60,008
EMEA	22,800	15,483	65,854	45,525
Asia Pacific	8,325	7,709	25,499	23,485
Latin America	3,797	2,896	10,652	9,118
	$55,815	$48,538	$168,069	$138,136

Operating income (loss):
North America	$4,009	$5,359	$13,229	$10,203
EMEA	1,146	540	1,101	(1,869)
Asia Pacific	377	(569)	1,473	(3,125)
Latin America	(74)	(355)	(142)	(1,381)
Corporate	(1,306)	(906)	(4,938)	(6,744)
Impairment loss	—	(151)	—	(151)
Restructuring	346	(3,192)	346	(3,192)
	$4,498	$726	$11,069	$(6,259)

	October 31, 2003	January 31, 2003
	(in thousands)
Identifiable assets:
North America	$77,480	$70,363
EMEA	49,193	67,709
Asia Pacific	17,856	18,659
Latin America	6,802	5,575
	$151,331	$162,306

13.  OTHER (INCOME) EXPENSE, NET

In March 2003, QAD sold a 34-acre undeveloped parcel of property, in Carpinteria, California for $3.3 million, net of associated fees.  The book value of this property was $1.8 million.  The resulting gain of $1.5 million was recorded as a gain on disposal of property and is included in “Other (income) expense, net” in our Condensed Consolidated Statement of Operations for the nine months ended October 31, 2003.

14.  SUBSEQUENT EVENT

In December 2003, Recovery Equity Investors II, L.P. (REI) exercised, in its entirety, a warrant to purchase 225,000 shares of QAD common stock at an exercise price of $7.50.  QAD received $1.7 million in cash, which will result in a reduction of “Treasury stock, at cost” in our Consolidated Balance Sheet during the fiscal 2004 fourth quarter.

REI acquired this warrant in December 1999 in conjunction with a private placement by QAD, in which REI received 2,333,333 shares of our common stock for net consideration of $9.6 million.  The warrant included anti-dilution provisions, which were not applicable to this transaction.  The warrant exercise period was set to expire in December 2003.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

QAD enterprise applications are focused and optimized for select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical industries.  Previously, QAD classified business-critical functions and processes across three levels within the global manufacturing enterprise: the Enterprise, the Extended Enterprise and the Community level.  Based on a shift in the way the market – including both customers and analysts – organizes and describes the business-critical functions and processes of the global manufacturing enterprise, QAD will no longer use “Community” as a category to group business-critical functions, and instead will group those same capabilities under the Extended Enterprise level.  Due to typical, periodic changes in marketing strategy, QAD may choose to recognize and/or define another business-critical function level to help differentiate our solutions in the future.  QAD today classifies its functionality across two levels 1) the Enterprise, providing traditional ERP functionality for intra-enterprise functions; and 2) the Extended Enterprise, providing collaboration and supply chain execution systems for supplier facing and customer facing functions, including Distributed Order Management capabilities.

This reorganization does not change any existing or planned functionality, nor does it alter QAD’s target markets.  QAD continues to develop and market Distributed Order Management functionality, however it will no longer be marketed under the QAD eQ name.  Instead, the majority of the functionality previously marketed under the QAD eQ product line will now be marketed using Distributed Order Management terminology to position various products in this area.  During this quarter, QAD announced the November 1, 2003 general availability of a component application within its Distributed Order Management strategy called QAD Customer Self-Service (CSS).  During this same quarter, QAD completed the purchase of application software technology that served as the foundation for QAD CSS.   If deemed appropriate, QAD may continue technology purchases of this kind in the future.

Additionally, the component applications within QAD’s Distributed Order Management strategy will now be built on the same technology foundation as other QAD products, including the company’s flagship ERP solution QAD MFG/PRO.  Previously, the component applications within QAD’s Distributed Order Management strategy were built on the IBM WebSphere platform.  In order to capitalize on efficiencies and ensure tight integration and interoperability across all QAD solutions, the company has shifted the underlying technology of its Distributed Order Management strategy to the integrated development platform provided by Progress Software Corporation.  In an effort to continue to further enhance our MFG/PRO functionality, we are committed to building the capability to run our MFG/PRO product line with IBM WebSphere Application Server (WAS).

QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers who are excellent prospects for QAD’s enterprise applications.  With a proven track record of more than 20 years of industry leadership, and approximately 5,200 licensed sites of our software around the world, QAD is ideally qualified to meet the business and technology requirements of global manufacturing companies worldwide. We develop our products with constant and direct input from leading global manufacturers within the vertical markets we serve.  This vertical industry focus is a key differentiator for QAD, enabling our customers to implement QAD applications rapidly, realize a rapid return on investment, and achieve a low total cost of ownership compared with the product offerings of other vendors targeting the industries we serve.

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

At October 31, 2003, we had approximately 1,250 full-time employees worldwide.

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

•                  Impairment of Long-Lived Assets.  Our long-lived assets include goodwill, intangible assets, and other assets.  At October 31, 2003, we had $12.2 million of goodwill and other intangible assets, accounting for 8% of our total assets.  In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets.  We account for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which requires us to analyze goodwill for impairment on at least an annual basis.  We have chosen the fourth quarter of our fiscal year as our annual test period.  For a further discussion of goodwill and intangible assets, see note 6 within the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

•                  Capitalized Software Development Costs.  We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model.  A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing).  At October 31, 2003, we had $1.4 million of net capitalized software development costs, accounting for 1% of our total assets.  Capitalized software development costs are amortized on a straight-line basis over three years and charged to cost of license fees.  We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product.  The amount by which the unamortized capitalized software development costs of a particular software product exceed the estimated net realizable value of that asset would be reported as a charge to the statement of operations. This review requires management’s judgment regarding future cash flows.  If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets not previously recorded.

•                  Valuation of Deferred Tax Assets.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the carrying value of our net deferred tax assets reflect an amount that is more likely than not to be realized.  At October 31, 2003, we had $0.2 million of net deferred tax assets, current and non-current.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider future taxable income and tax planning strategies that are both prudent and feasible.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002

Revenue:
License fees	28%	29%	29%	27%
Maintenance and other	51	55	51	57
Services	21	16	20	16
Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	4	5	5	5
Cost of maintenance, service and other revenue	36	32	35	34
Sales and marketing	25	28	27	33
Research and development	16	16	16	18
General and administrative	11	10	11	12
Amortization of intangibles from acquisitions	—	1	—	1
Impairment loss	—	—	—	—
Restructuring	—	6	—	2
Total costs and expenses	92	98	94	105
Operating income (loss)	8	2	6	(5)
Other (income) expense	—	—	(1)	1
Income (loss) before income taxes and cumulative effect of accounting change	8	2	7	(6)
Income tax expense	2	1	1	—
Income (loss) before cumulative effect of accounting change	6	1	6	(6)
Cumulative effect of accounting change	—	—	—	1
Net income (loss)	6%	1%	6%	(7)%

Total Revenue.  Total revenue for the third quarter of fiscal 2004 was $55.8 million, an increase of $7.3 million, or 15%, from $48.5 million in the third quarter of fiscal 2003.  Total revenue for the nine months ended October 31, 2003 was $168.1 million, an increase of approximately $30.0 million, or 22%, from $138.1 million in the comparable prior year period.  The increases in total revenue on both a quarter-to-quarter and year-to-year basis were driven by increases in all revenue categories.

License revenue increased $1.5 million to $15.5 million for the third quarter of fiscal 2004 from $14.0 million for the same period last year.  For the nine months ended October 31, 2003, license revenue was $48.6 million, an $11.4 million increase over $37.2 million for the same period last year.  While the pricing of license sales was comparable to last year, the volume of our license sales in the current year has increased.

Maintenance and other revenue increased $1.8 million to $28.6 million for the current quarter, when compared to $26.8 million for the third quarter of last year.  On a year-to-date basis, maintenance and other revenue increased approximately $6.9 million to $85.4 million for the current fiscal year from $78.5 million for the first nine months of last year.  These increases were due primarily to additional maintenance on new license sales, partially offset by cancellations within our existing customer base.  Maintenance revenue growth rates are affected by the overall license revenue growth rates as well as annual maintenance contract renewal rates.

Third quarter services revenue increased $4.0 million to $11.7 million for the current year when compared to $7.7 million for the same period last year.  For the nine months ended October 31, 2003, services revenue increased approximately $11.7 million to $34.1 million when compared to $22.4 million for the first nine months of last year.  These increases primarily relate to the TRW Integrated Supply Chain Solutions (TRW ISCS) acquisition that was completed in November 2002.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) as a percentage of total revenue increased to 40% in the third quarter of fiscal 2004 from 37% in the third quarter of fiscal 2003.  This increase primarily relates to a shift in revenue mix toward services, which carry lower margins than license and maintenance revenue.

For the first nine months, total cost of revenue as a percentage of total revenue was relatively flat to last year at 40% and 39% for fiscal 2004 and 2003, respectively.  The slight decrease in margins related to the shift in revenue mix to a higher proportion of services revenue, which carry lower margins than license and maintenance revenue.  This decrease in margins was partially offset by an improvement in services margins primarily due to increased utilization of service consultants.

Sales and Marketing.  Sales and marketing expense increased 5% to $14.1 million for the third quarter of fiscal 2004 from $13.5 million in the comparable prior year period.  This increase was primarily due to higher employee commissions and bonuses on higher revenue and improved performance metrics, and increased marketing and promotional activities.  These increases were partially offset by lower distributor and sales agent commissions.

On a year-to-date basis, sales and marketing expense decreased 3%, or $1.4 million, to $44.4 million for the first nine months of fiscal 2004, compared to $45.8 million for the same period last year.  This year-to-date decrease was primarily due to decreased personnel and associated expenses, due in part to our cost containment programs and a lower level of distributor and sales agent commissions.  These decreases were partially offset by higher employee commissions and bonuses and increased marketing and promotional activities.

Research and Development.  Research and development expense increased $1.0 million, or 12%, to $9.0 million, for the third quarter of fiscal 2004 when compared to the same quarter last year at $8.0 million.  During the nine months ended October 31, 2003, research and development expense increased $2.1 million, or 8%, to $27.3 million from $25.2 million in the same prior year period.  These increases were primarily due to increased personnel and related costs as we continue to invest and realign our resources to optimize the development of our new and existing products.

General and Administrative.  General and administrative expense increased $1.2 million to $6.0 million for the current quarter from $4.8 million for the same quarter last year, and increased approximately $2.3 million on a year-to-date basis at $18.2 million and $15.9 million for fiscal 2004 and 2003, respectively.  These increases were primarily due to incrementally higher personnel and associated costs and professional fees related to the integration of the acquired TRW ISCS business.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions was flat to the corresponding periods last year at $0.3 million and $0.8 million, for the three and nine months ended October 31, 2003, respectively.

Impairment Loss.  During the third quarter of fiscal 2003, the selling entity of an acquired business in our Asia Pacific reporting unit received an earnout payment of $151,000 based on financial performance under the purchase agreement.  The payment effectively served to increase the purchase price of the acquisition, thus adding to our goodwill balance.  Based on the earnout payment, under SFAS 142, the Asia Pacific reporting unit was valued and tested for impairment. In accordance with the provisions of SFAS 142, the additional $151,000 of goodwill in Asia Pacific was fully impaired and the related impairment loss is included in our Condensed Consolidated Statement of Operations for the three and nine months ended October 31, 2002.

SFAS 142 also requires us to analyze goodwill for impairment at least on an annual basis.  We have chosen the fourth quarter of our fiscal year as our annual test period.  Based on the results of this analysis, the potential impact if any, would be recorded as an impairment loss in the 2004 fiscal fourth quarter.

Restructuring.  During the third quarter of fiscal 2004, we recorded a $0.3 million credit adjustment to the fiscal 2002 restructuring accrual primarily due to a change in estimate related to a leased office space.

During the third quarter of fiscal 2003, we implemented a cost reduction program aimed at reducing annualized operating expenses by better aligning expenses with current business levels.  The related actions resulted in a $3.2 million charge and included a reduction of approximately 100 employees across all regions and functions ($2.9 million), associated asset write-downs ($0.2 million) and facility consolidations ($0.1 million).

Operating Income (Loss). Operating income for the current quarter was $4.5 million, a $3.8 million improvement over the $0.7 million operating income for the same quarter last year.  For the first nine months of the current year, operating income was $11.1 million, an approximate $17.4 million improvement over the $6.3 million operating loss for the comparable prior year period.  These improvements are primarily attributable to the reasons described above.  It should be noted that certain revenue and expenses related to our operations can be significantly impacted by fluctuations in currency exchange rates.

Other (Income) Expense. Net other expense was nearly flat at $23,000 and $95,000 for the third quarter of fiscal 2004 and 2003, respectively.  For the first nine months of the current year, we reported net other income of $1.3 million, compared to $1.1 million of net other expense for the comparable prior year period.  The $2.4 million improvement over last year primarily related to the $1.5 million gain on the sale of a parcel of property in Carpinteria, California, in the first quarter of the current year and to favorable exchange (gains) losses.

Income Taxes.  We recorded income tax expense of $0.9 million and $0.3 million for the third quarter and $2.4 million and $0.9 million for the first nine months of fiscal 2004 and 2003, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods. We have not provided a benefit for the jurisdictions in loss positions due to management’s determination regarding the uncertainty of the realization of these benefits.

Cumulative Effect of Accounting Change.  In the first quarter of fiscal 2003, we adopted SFAS 142 related to impairment tests for goodwill resulting in a charge reported as a cumulative effect of a change in accounting principle of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sales of equity securities and borrowings.  Cash and equivalents were $47.8 million and $50.2 million at October 31, 2003, and January 31, 2003, respectively.

We had working capital of $0.5 million as of October 31, 2003, compared to $6.8 million as of January 31, 2003.  The decrease in working capital mainly relates to a reduction in accounts receivable and other current assets, and an increase in the current portion of long-term debt primarily related to borrowings under our construction loan.  The decrease in working capital was partially offset by a decline in other current liabilities partly due to payments in the current year against prior year-end accruals related to commissions, bonuses and royalties, and by a seasonal decline in deferred support revenue.  As described below, we anticipate entering into a permanent loan agreement upon completion of the construction project.  The impact of this loan conversion would primarily be a reclassification of debt from short-term to long-term, resulting in a corresponding increase in working capital.

Accounts receivable, net of allowances, declined to $46.7 million at October 31, 2003, from $57.3 million at January 31, 2003.  This decrease is due primarily to the high volume of annual maintenance renewals processed in the fourth quarter that come due in the subsequent fiscal year.  Accounts receivable days sales outstanding, using the countback method, increased to 80 days as of October 31, 2003, compared to 55 days at January 31, 2003.  The increase over the prior year-end is partly related to a number of significant sales transactions, which carried longer payment terms.

Net cash provided by operating activities was $8.1 million and $4.3 million for the nine months ended October 31, 2003 and 2002, respectively.  The year-over-year increase relates mainly to our change from a net loss position last year to a net income position in the current year and a decrease in other assets, partially offset by a smaller decline in accounts receivable and a larger decline in deferred revenue in the current year.

Net cash used in investing activities for the nine months ended October 31, 2003 and 2002 was $8.9 million and $7.2 million, respectively.  The current year activity primarily relates to the purchase of property and equipment, including the continued construction of a new company headquarters on property owned by QAD in Summerland, California.  These purchases were partially offset by the proceeds from the sale of a parcel of property located in Carpinteria, California. Net cash used in investing activities for the comparable period last year primarily related to the purchase of property and equipment.

In fiscal 2003, the board approved a $21.5 million construction budget for the new headquarters, which is being funded through a combination of cash and additional debt financing.  As a result of this activity, we expect to consolidate QAD Santa Barbara area operations.  In November 2002, QAD entered into a construction loan agreement with Santa Barbara Bank and Trust (SBB&T) to finance a maximum of $18 million, which is secured by the property and guaranteed by QAD.  The current construction schedule is set to complete the effort so that it coincides with the lease termination of the existing company headquarters in nearby Carpinteria, California.  As of October 31, 2003, we have reported the $7.7 million of borrowings under the construction loan within “Current portion of long-term debt” in our Condensed Consolidated Balance Sheet.  We anticipate entering into a permanent loan agreement upon completion of the construction project.  In fiscal 2003, SBB&T executed a commitment letter for a permanent loan with QAD, subject to a number of conditions.  QAD has the right to terminate this commitment any time before funding of the permanent loan, subject to the loss of any fees, deposits, and reasonable costs incurred by SBB&T on behalf of QAD.

Net cash used in financing activities totaled $2.6 million and $1.0 million for the nine months ended October 31, 2003 and 2002, respectively.  The current year activity includes approximately $15 million in expenditures related to a “Modified Dutch Auction” tender offer, in which QAD purchased approximately 2.9 million shares of its common stock at a price of $5.00 per share.  Proceeds from the issuance of common stock were $6.5 million and $0.7 million for the first nine months of fiscal 2004 and 2003, respectively.  The current year also includes proceeds from the construction loan related to the building of our new headquarters in Summerland, California.  In connection with the sale of another parcel of property owned by QAD in Carpinteria, California, and in accordance with terms of the applicable loan, the current year includes a $0.5 million repayment of borrowings under the Facility described below.  Both the current and prior year activity includes regularly scheduled repayments of borrowings.

We maintain a five-year senior credit facility with Foothill Capital Corporation (Facility).  The Facility, as amended, provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12-month trailing earnings before interest, taxes, depreciation and amortization (EBITDA), minimum tangible net worth and minimum cash coverage ratios. The Facility, which expires in September 2005, currently provides that the term loan shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter.

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

Effective April 29, 2003, QAD amended the Facility to adjust the EBITDA, minimum tangible net worth and maximum capital expenditure covenants based on current forecast, including the impact of the tender offer.  As of October 31, 2003, we were in compliance with the covenants, as amended.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003.  Since we have no existing variable interest entities as of October 31, 2003, the adoption of this statement did not have a material impact on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.    For each of the nine months ended October 31, 2003 and 2002, approximately 30% of our revenue was denominated in foreign currencies.  We also incur a significant portion of our expenses in currencies other than the United States dollar.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the United States dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  For the nine months ended October 31, 2003 and 2002, foreign currency transaction (gains) losses totaled ($0.1) million and $0.4 million, respectively.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

b)             Reports on Form 8-K

On August 20, 2003, QAD Inc. filed a Current Report on Form 8-K reporting under Item 12 related to the Registrant’s press release announcing fiscal 2004 second quarter results and guidance for the fiscal 2004 third quarter and full year.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: December 12, 2003	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller
(Chief Accounting Officer)