Form 10-K
period 2004-01-31
QAD INC
filed 2004-04-15
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ YES    ☐ NO

        As of July 31, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, there were 32,539,302 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on July 31, 2003) was approximately $97,228,000. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 31, 2004, there were 33,975,121 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 16, 2004.

QAD INC.
FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe", "anticipate", "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in particular the subsection of Item 7 entitled "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2005.

PART I

ITEM 1. BUSINESS

ABOUT QAD

        QAD, a Delaware Corporation, was founded in 1979 and is a provider of enterprise resource planning (ERP) software applications for global manufacturing companies. QAD enterprise applications provide robust functionality for managing operations and resources for manufacturing within and beyond the enterprise, enabling global manufacturers to collaborate with customers, suppliers and partners to make and deliver the right product, at the right cost, at the right time.

        QAD enterprise applications are focused and optimized for select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical industries. Our applications address the needs of today's multi-national manufacturers, enabling them to think and operate globally while preserving their ability to meet local requirements by providing business-critical functions and processes at two levels: 1) the Enterprise, providing traditional ERP functionality for intra-enterprise functions; and 2) the Extended Enterprise, providing communication capabilities for supplier-management and customer-management functions, including Distributed Order Management (DOM) capabilities for collaborating with customers and suppliers electronically through the order process.

        QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers who are prospects for future sales of QAD's enterprise applications. With more than 20 years of focus on the manufacturing industry, and approximately 5,200 licensed sites of our software around the world, QAD is well qualified to meet the business and technology requirements of global manufacturing companies worldwide. We develop our products with input from leading global manufacturers within the vertical markets we serve. This vertical industry focus is a key differentiator for QAD, enabling our customers to implement QAD applications rapidly, realize a high return on investment, and achieve a low total cost of ownership compared with the product offerings of other vendors targeting the industries we serve. These benefits earned QAD the title "ERP Value Leader" from industry analyst firm META Group, based on an in-depth study it conducted entitled "Deriving Value From 21st Century ERP Applications" published in April 2003. The study included QAD and five other significant ERP application providers: SAP, Oracle, JD Edwards, PeopleSoft and Lawson Software.

        Global service and support are important components of our solutions. We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies and support business processes tailored to local financial practices. Our geographic management structure ensures that our global practices meet local requirements and that our services are delivered effectively within each region. We support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, virtually anywhere in the world.

CUSTOMERS

        As of January 31, 2004, our software was licensed at approximately 5,200 sites in more than 80 countries. No single customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among the companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and services billings over the last three fiscal years:

  Automotive

    ArvinMeritor, Delco Remy International, Delphi, DURA Automotive Systems, Eaton, Federal Mogul, Ford Motor Company, Freudenberg, GKN, Johnson Controls, Lear, Textron, Webasto

  Consumer Products

    Applica, Avery Dennison, Black & Decker, Cussons, David Yurman, Sherwin-Williams, Top Flite, Unilever, U.S. Cotton, Villeroy & Boch

  Electronics

    Akzo Nobel, Anritsu, Celestica, FEI, General Electric, Invensys, Jabil Circuit, Lucent Technologies, Marconi Communications, Philips Electronics, Tyco International

  Food and Beverage

    Bakkersland, Coca-Cola, Friesland, Goodman Fielder, Hormel Foods, Kraft Foods, Lion Nathan, Mars, National Brands, National Foods, PepsiCo, Rich Products, Sara Lee

  Industrial

    Actaris, Albany International, Amcor, Enodis, Metso, Mitsui & Co., Rockwell Automation, Saint-Gobain, Thales

  Medical

    Arrow International, C.R. Bard, Genzyme, GlaxoSmithKline, Johnson & Johnson, Mayne Group, Medtronic, UCB Pharma

INDUSTRY BACKGROUND

        In recent years, businesses have been subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers, and shorten product development, manufacturing and delivery cycles. Globalization and the outsourcing of manufacturing to countries throughout the world has greatly increased the scope and complexity of multi-national manufacturing organizations while the

Internet and e-business—the electronic interactions and transactions among companies, employees, partners, customers, suppliers and the marketplace as a whole—have had a profound effect on the way these companies conduct business.

        More recently, a fusion between e-business and ERP applications has occurred. We believe this fusion promotes online collaboration within the Enterprise, as well as across the Extended Enterprise with customers and suppliers. This includes functionality for customer management, supply chain management and e-commerce, as well as traditional ERP functionality for manufacturing and corporate operations. We believe that manufacturers that focus on collaborating across their supply chain, including their distribution channels, suppliers and customers, will reap significant benefits.

Today's Manufacturing Enterprise and Supply Chain Software

        To achieve improved collaboration and communication with customers and suppliers, we believe manufacturers within our target markets typically choose from five types of enterprise solutions:

          Manufacturing industry-focused ERP solutions: These solutions are designed and built with a singular focus on the unique needs of manufacturing enterprises and provide a robust suite of capabilities that enable the integration and management of critical data within a manufacturing enterprise. These solutions support internal and external business processes such as sales order management, procurement, inventory management, product lifecycle management, supply chain management, manufacturing planning and control, service and support, project management, distribution and finance. QAD is a provider of such manufacturing industry-focused ERP solutions that are designed to handle these internal and select external business processes that are highly beneficial for manufacturing operations in the industries we serve. We believe our focus on meeting the needs of manufacturers within the vertical industries we serve has resulted in software applications that are more fully integrated than point solutions (defined below) and result in faster implementations, a lower total cost of ownership and a higher return on investment than mega-suite solutions (also defined below).

          Mega-suite ERP solutions: (a term used by Gartner Research in its October 2002 report entitled "ERP II Will Support Performance/Relationship Management"). These solutions are designed with the goal of trying to satisfy the needs of multiple industries, including manufacturing, but also unrelated industries such as banking, insurance, retail, state and local government, telecommunications, entertainment, education, and others. These solutions attempt to satisfy the diverse needs of these many different industries within a single database and software application and provide a wide set of functionality similar to the focused solutions defined above. However, QAD believes that this lack of focus on the manufacturing sector has caused these mega-suite applications to require manufacturers that purchase their software to experience longer implementation times, a higher total cost of ownership, and a lower return on investment than QAD solutions. We believe this is because the mega-suites' extremely broad industry scope and higher solution complexity limits their effectiveness in addressing the specific needs of manufacturing enterprises, individual plants or divisions.

          Roll-up solutions: These solutions are neither designed nor built as single solutions, but rather are the result of continued consolidation in the ERP market. QAD uses the terminology "Roll-Up" to describe legacy ERP vendors who employ an acquisition strategy. Gartner Research refers to these vendors as "collectors" in their December 2003 report, "Management Update: The ERP Market and Vendors in 2004." In recent years we have seen many companies acquiring legacy or point solutions. QAD believes that the resulting solution set is not unified because it usually consists of multiple applications that rely on dissimilar technologies. We believe these Roll-up solutions lack the cohesion and integrated functionality required by global manufacturers.

          Regional solutions: These solutions are designed to provide functionality that is highly targeted to meet the needs of a specific region or country. Vendors of these solutions typically lack the global reach and financial viability that global manufacturers expect of their ERP vendors.

          Point solutions: These solutions are designed to provide a fairly narrow set of functionality. Examples include solutions that provide only procurement capabilities, only product lifecycle management capabilities, or only supply chain management capabilities. We believe these solutions tend to be highly specialized within a limited process scope compared to the four types of ERP suite solutions defined above and they often lack integration with processes to which they are directly related.

QAD MARKET POSITIONING

        In 2003, we crystallized our identity with a new company tagline, "A Passion for Manufacturing." "Passion" articulates the energy and commitment we have to lead in our markets and serve our customers. "Manufacturing" clarifies our intense focus on serving the needs of the manufacturing sector. This defines our primary objective: to be the leading global provider of manufacturing industry-focused ERP and supply chain execution solutions.

        We believe QAD occupies a unique position in the market because we are a global vendor that has an exclusive focus on manufacturing. This helps ensure our solutions are easier to implement and enable our customers to achieve a quicker return on investment. Additionally, we offer software and services that support both global implementations and the unique local requirements of individual countries.

        Our vision for the future charts a path for our global manufacturing customers, and is represented by the theme "6 Weeks to 6 Hours." "6 Weeks to 6 Hours" symbolizes the removal of time and waste out of every layer in the supply chain—from raw materials through consumption. If it currently takes 6 weeks for information to get to the lowest level of the supply chain, we believe it is possible to reduce that to as little as 6 hours. Using technology, our vision is to achieve this compression through integration of our Enterprise and Extended Enterprise solutions, with visibility throughout the supply chain, eliminating the bulk of waste and inventory build-up.

        We position our products as the appropriate response to different market forces that are causing our customers to invest in technology and business improvement projects. Today, these forces include:

          Regulatory Forces: These include government compliance requirements such as the Sarbanes-Oxley Act of 2002 and also include industry and standards requirements such as the Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act for automotive recall tracking, UCC.net for item standardization in the consumer goods industry and the Food and Drug Administration Validation for food and drug safety compliance. QAD solutions provide tools and process controls that enable enterprises to comply with the applicable reporting and disclosure requirements.

          Customer Forces: These include the need to increase collaboration with customers and improve responsiveness and customer service. QAD solutions help companies address these forces by automating key customer service functions and by offering the flexibility to interact with customers using a variety of communication mechanisms. For example, QAD Customer Self Service (QAD CSS) enables customer self-service via the Internet and QAD Mobile Field Service enables sales representatives to interact with their corporate systems remotely.

          Supply Forces: These include the need to increase collaboration with suppliers and improve the management of inventory. Core functionality within QAD solutions enables real-time collaboration with suppliers via EDI or XML, visualization of inventory through QAD's MFGx.net offerings, and functionality for both supplier and customer managed consignment inventory to help improve inventory management.

          Advanced Manufacturing Forces: These include the introduction of new manufacturing techniques to reduce cost and increase throughput. To help customers address these forces, QAD offers lean manufacturing capabilities within MFG/PRO eB2 and additional lean functionality within the QAD Lean Manufacturing module. QAD Sequencing, a new module for build-to-order manufacturing, also known as "Just-in-Time" manufacturing, is planned for release in fiscal 2005.

          Business Intelligence Forces: These include the demand for performance based metrics. QAD solutions—such as the QAD Decision Support and QAD Desktop Charting modules—help companies leverage and analyze data from their QAD MFG/PRO system to make better informed business decisions.

THE QAD STRATEGY

        Our primary company objective is to be the leading global provider of manufacturing industry-focused ERP and supply chain execution solutions. Our strategy of continuing to provide robust solutions for the manufacturing sector, paired with what we believe are market opportunities within the industries we serve, leads us to see the potential for substantial growth.

        We will continue to target multi-national, large and mid-range manufacturing and distribution companies within the following industries: automotive, consumer products, electronics, food and beverage, industrial and medical industries.

        To help achieve our objectives, we have developed technology, product, and sales and services strategies as outlined below:

          The primary focus of our technology strategy is to allow open, distributed, seamless connections both inside and outside of the enterprise. The ability to collaborate starts with this technology foundation. QAD products are based on industry standards and an open architecture to allow customers to run applications almost anywhere, at any time, and connect to a variety of systems—factory systems, trading partners' platforms and systems, and exchanges.

          The primary focus of our product strategy is to create enterprise solutions that help our customers achieve productivity gains.

          The primary focus of our sales and services strategy is to strive to ensure our clients achieve every possible business benefit from our solutions—thus enabling them to compete more effectively in their respective industries.

        Previously, the technology, product, and sales and service strategies were grouped and summarized using the words "Connect", "Collaborate" and "Compete", respectively.

        Supporting strategies for achieving our objectives include the following:

  •
  Leverage Our Customer Base.  As of January 31, 2004, QAD software was licensed at approximately 5,200 sites in more than 80 countries. With a substantial customer base and a maintenance renewal rate in excess of 90%, we expect to continue to benefit from selling additional products and services to existing customers. We plan to leverage our favorable reputation and track record to capitalize on this opportunity to build additional business for our QAD Distributed Order Management application suite and our MFGx.net offerings.

  •
  Expand Our Customer Base.  We leverage our existing relationships to expand our customer base by targeting the many related divisions that reside within the same corporate structure as our existing customers. We believe these divisions may have either outgrown their legacy ERP solutions or need to extend the capabilities of those legacy ERP solutions with our QAD Distributed Order Management and MFGx.net products. We have found that we can be successful generating revenue in new divisions by using our existing customers as "internal" references.

  •
  Leverage our market position in key vertical and regional markets.  We believe we have strong market positions in certain vertical and regional markets and that we can leverage this into leadership positions in those markets and in other markets. For example, in our target automotive vertical market, QAD has customer relationships with some of the largest automotive Tier 1 suppliers. Tier 1 suppliers are those who supply components to the automotive OEM's (Original Equipment Manufacturers). Our focus on meeting the needs of this market, and other vertical markets, has driven us to design specific functionality to meet the market needs. We believe that other industries that we target are adopting many of these same requirements which provides us an opportunity to establish leadership positions in all our target vertical markets. As an example of a regional market advantage, we believe that, based on research conducted by AMR Research in October 2003 entitled "Choosing an Approach to ERP for Operations in China," QAD has a strong market position in China. We believe our position in China can be leveraged to meet the needs of other expanding manufacturing regions in the world such as Eastern Europe and South America with similar requirements such as the management of outsourced manufacturing relationships, low cost ERP implementations and quick ERP implementation times.

  •
  Leverage Global Network of Alliances.  Strategic alliances with partners, such as Progress and Atos Origin, expand our sales reach, improve our marketing impact, and strengthen our strategic position in the industries that we serve. We leverage the expertise of distribution, software, services, and technology partners to meet the diverse needs of our customers. We augment our direct sales organization with a global network of more than 40 distributors and sales agents, as well as numerous service organizations that offer consulting and implementation services to expand our reach.

THE VALUE OF QAD SOLUTIONS

        QAD offers companies a framework built on our established enterprise resource planning (ERP) application suite that can be integrated with other Extended Enterprise applications to provide an end-to-end solution for global manufacturers. QAD solutions can interoperate with legacy systems and other leading applications using our open systems architecture. The result is a powerful suite of enterprise applications for manufacturing companies that leverages a company's existing information technology (IT) investment, supports its evolving business model and enables it to quickly adapt to new market opportunities.

        QAD meets the requirements of multi-national manufacturing customers in the industries we serve by providing solutions that deliver:

          Focused Expertise and Functionality for Key Industries.    Our industry expertise and strategy of developing industry-specific solutions can provide our customers with a significant competitive advantage. QAD's focus on key industries has enabled us to achieve strong positions in the automotive, consumer products, electronics, food and beverage, industrial and medical industries. In order to stay at the forefront of the industries we serve, QAD partners with our customers through active industry development groups. These groups play an important role in helping drive the next generation of enhancements and offerings.

          Rapid Implementations and Time-to-Benefit.    The industry-specific features and functionality of QAD solutions mean customers in the industries we serve can have feature-rich solutions for significantly less customization cost, and can implement those solutions in significantly less time than other manufacturing ERP solutions so customers are able to achieve rapid time-to-benefit. QAD's low total cost of ownership, rapid implementations and time-to-benefit among its competitors were verified by a study titled "Deriving Value From 21st Century ERP Applications" published by industry analyst firm META Group in April 2003.

          Global Functionality.    Our reputation for best-in-class manufacturing applications is supported by a proven track record of successful multi-national deployments. Our solutions are available in as many as 26 languages and incorporate global tax management and multi-currency capabilities tailored to local financial practices and requirements in many of our major markets.

          Increased Velocity and Efficiency of the Supply Chain.    QAD's Extended Enterprise solutions streamline business processes and enable diverse and sophisticated interactions between partners, suppliers and customers. By enabling global manufacturers to efficiently manage resources within and beyond the enterprise, QAD solutions can improve communication and customer delivery performance and reduce purchasing and inventory carrying costs.

          Adaptable, High-Performance Computing.    QAD solutions have the flexibility and scalability that multi-national, large and mid-range manufacturing companies need to quickly and successfully adapt to growth, organizational change, technological advances, market shifts and other challenges. QAD solutions have a reputation for delivering performance that can be sustained as company needs and businesses change and adapt.

          Open Integration Architecture.    Our open systems architecture incorporates Open Applications Group Integration Specification (OAGIS) standards and advanced Internet technologies such as Web-Services, Java and XML in order to deliver open, interoperable end-to-end enterprise and supply chain solutions. The ability of our solutions to interoperate with other applications enables our customers to leverage their IT investments more quickly.

          Single Point-of-Contact for Customers, Partners and Suppliers.    QAD's Extended Enterprise solutions provide a single point-of-contact for customer, partner and supplier interactions. By presenting a single point-of-contact for all trading partner interactions, QAD solutions help unify diverse global operations and process orders intelligently from anywhere to anywhere in the world.

          Global Service and Support.    Global Service and Support are an important component of our solutions. We are one of a few select organizations with the capability to implement our solutions across the globe and support those solutions in multiple languages. Our organization is staffed with approximately 525 support and services professionals, and we support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, virtually anywhere in the world. QAD Global Services utilizes an established implementation methodology and has earned a reputation for on-time implementations and rapid time-to-benefit for our solutions.

QAD SOLUTIONS

        We target our solutions to address the needs of multi-national, large and mid-range manufacturing and distribution companies within the automotive, consumer products, electronics, food and beverage, industrial and medical industries. Our enterprise applications provide functionality at two levels required by global manufacturers—the Enterprise and the Extended Enterprise.

        Previously, QAD classified business-critical functions and processes across three levels within the global manufacturing enterprise—the Enterprise, the Extended Enterprise, and the Manufacturing Community. Based on a shift in the way the market—including both customers and analysts—organizes and describes the business-critical functions and processes of the global manufacturing enterprise, QAD will no longer use "Manufacturing Community" as terminology that describes a separate level of business-critical functions. Instead, we currently group those same capabilities under the Extended Enterprise level, referring to them as the "visibility" layer around the Extended Enterprise.

        Our solutions include:

  •
  QAD MFG/PRO, QAD's core enterprise resource planning (ERP) application suite and primary product offering, for business-critical functions and processes at the Enterprise level. QAD's enterprise application suite offers a Web-enabled ERP foundation for manufacturers that provides functionality that can help increase inventory turns, improve productivity and profitability, while offering a total cost of ownership that has been validated by industry-analyst firm META Group to be one of the lowest in the industry (April 2003, "Deriving Value from 21st Century ERP Applications").

  •
  QAD Distributed Order Management and QAD MFGx.net, QAD's Extended Enterprise offerings. QAD Distributed Order Management capabilities enable manufacturers to collaborate with customers and suppliers. QAD MFGx.net is a hosted portal where QAD provides access to its visibility functionality, giving global manufacturers insight and visibility across their Extended Enterprise.

        We also provide interoperability solutions to enable seamless interaction among QAD and other Enterprise applications such as financials, human resources, customer relationship management (CRM), and legacy applications.

QAD MFG/PRO: The QAD Enterprise Application

        Our flagship product, QAD MFG/PRO, is a manufacturing solution designed for the demands of today's business environment. QAD MFG/PRO software includes an integrated set of manufacturing, supply chain execution, financial and customer service applications designed to address the needs of customers in our targeted vertical markets.

        Our QAD MFG/PRO solution set consists of a core ERP application and a number of key extensions. The core ERP application includes four primary areas of functionality—manufacturing, supply chain execution, financial and customer service—while the extensions, including QAD's Advanced Inventory Management (AIM) Warehousing module, provide additional business functionality.

        QAD's industry experience has allowed it to develop QAD MFG/PRO with unique, industry-specific features. Additional industry-specific functionality is developed in conjunction with our customers through our industry development groups. QAD MFG/PRO software supports multiple currencies and global tax management and is tailored to financial practices and requirements in many of our major geographic markets. Because of our open systems approach, QAD MFG/PRO software is able to interoperate with legacy systems and other leading enterprise applications to give companies best-in-class functionality.

        QAD MFG/PRO software supports single or multiple sites, as well as multiple production and operational processes. These capabilities enable manufacturers to manage multiple hybrid production methods within a single organization or production site and provide the flexibility to adapt to additional sites and processes as an organization's business evolves. Accessible through a Web browser, QAD MFG/PRO software includes an easily deployable Java platform interface that minimizes internal system traffic and can provide low-cost system access for end users.

        QAD MFG/PRO was developed on more than advanced manufacturing principles. It is based on real-world requirements and we believe it to be one of the most comprehensive enterprise application suites for global manufacturers available today. The current version of QAD MFG/PRO eB2—is the result of a significant investment by QAD and includes:

  •
  New lean manufacturing functions to help accelerate lead and cycle times for efficient responsiveness to customers;

  •
  Collaboration functions to better coordinate fulfillment and invoicing with trading partners;

  •
  Service/support management enhancements for better contract management;

  •
  Functions to streamline multi-currency financials and profitability analysis; and

  •
  Desktop interface updates for greater ease of use and minimal user training.

        QAD MFG/PRO software helps our manufacturing customers increase inventory turns and improve the productivity of manufacturing enterprise operations.

QAD Distributed Order Management: A QAD Extended Enterprise Solution

        The QAD Distributed Order Management (QAD DOM) suite of applications extends manufacturing planning and execution capabilities beyond the four walls of a manufacturing enterprise by providing open collaboration with customers and suppliers. With QAD DOM applications, global manufacturers can manage the buying and selling of materials across their Extended Enterprise. QAD DOM applications give manufacturers the ability to take an order—unattended, at a single place, using one of many electronic conduits (such as Customer Self-Service or EDI)—and deliver that order intelligently to suppliers inside and outside of the enterprise. QAD DOM applications are designed to enable manufacturers to increase sales, lower costs, open new global markets, personalize trading relationships and improve customer satisfaction by streamlining and automating the order process.

        Previously, QAD developed and marketed its Distributed Order Management applications under the QAD eQ name. Now, the majority of the functionality previously marketed under the QAD eQ name will be referred to as Distributed Order Management. In November 2003, QAD announced general availability of a component application within its Distributed Order Management application suite called QAD Customer Self-Service (CSS). The application technology that serves as the foundation for QAD CSS was purchased during the third quarter of fiscal 2004.

        Additionally, the component applications within QAD's Distributed Order Management application suite will now be built on the same technology foundation as other QAD products, including the company's flagship ERP solution, QAD MFG/PRO. Previously, the component applications within QAD's Distributed Order Management application suite were built on the IBM WebSphere platform. In order to capitalize on efficiencies and ensure tight integration and interoperability across all QAD solutions, the company has shifted the underlying technology of its Distributed Order Management application suite to the integrated development platform provided by Progress Software Corporation.

MFGx.net: Visibility Across the Extended Enterprise

        QAD has developed a portal, MFGx.net, through which it delivers global manufacturers visibility across their Extended Enterprise. MFGx.net currently offers this visibility through QAD Supply Visualization, a service that provides real-time inventory visibility to authorized suppliers via the Internet, and QAD Kanban Visualization, a service that provides real-time inventory visibility for manufacturing operations that utilizes kanban production methods whereby inventory is managed in standard containers or lot sizes. "Kanban" is a Japanese term that translates to "card" and refers to the mechanism that communicates inventory consumption or demand.

QAD GLOBAL SERVICES AND SUPPORT

        QAD offers services and support capabilities that are global in scope. And we are one of a few select organizations with the capability to implement our solutions across the globe and support those solutions in multiple languages and currencies. Our organization is staffed with project managers, business consultants, application and technical experts, software engineers and support consultants who focus on bringing world-class, value-added services to our customers.

        In November 2002, QAD added significantly to its service and support capabilities by acquiring TRW Integrated Supply Chain Solutions (TRW ISCS). The acquisition added four new countries to QAD's direct presence in the Europe, Middle East and Africa (EMEA) region, bringing QAD's total direct presence in the EMEA region to 13 countries.

        Our Global Services organization offers the following services to our customers:

  •
  Strategic Consulting.  QAD consultants can assist customers in analyzing the effectiveness of their current QAD implementations, such as through use of our Q-Scan methodology, to outline areas of potential improvement and help a customer maximize their investment.

  •
  Business Solution Design and Implementation.  The QAD consulting team helps customers plan, design, implement, integrate and support our applications in a structured manner focusing on business drivers and client return on investment. Q-Advantage, our implementation framework that facilitates the project planning and design phase, rapid implementation, consistency in delivery and maximization of enterprise resources.

  •
  Technical Services.  Our technical services team addresses critical areas in the life cycle of our customers' product implementation such as performing a pre-installation audit that helps ensure a correct solution fit, rapid installation services and post implementation services that offer the opportunity to continue to improve both technical and operational effectiveness.

  •
  Support Services.  Our customer support organization operates attended and automated support systems around the world, including a global call tracking and escalation system based on our MFG/PRO Service/Support Management module. In addition, our solution-centered support provides customers with online access to customer service solutions 24 hours a day, seven days a week. Our Support Services offerings generate maintenance revenue from our installed base averaging approximately 50% of QAD's total annual revenue over the past three fiscal years.

  •
  Learning Services. We offer comprehensive education and training services to our customers and service providers. We are working to enhance our computer-based training curriculum. We have also begun to offer Q-Flow, a training methodology designed to facilitate rapid and in-depth knowledge transfer to the customers through visual, process-flow oriented workshops addressing the client's specific requirements.

        To broaden our service and support offerings, we have entered into partnerships with Atos Origin and other select organizations. These strategic partners are closely aligned to our organization and participate in the selling process.

QAD PRODUCT ALLIANCES

        We have a number of ongoing business alliances that extend the functionality of our software through the addition of integrated best-in-class applications. We have also entered into select joint development agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software to deliver more complete solutions for the vertical markets we target. Our alliances include Progress Software Corporation, IBM, Hewlett-Packard and others.

TECHNOLOGY

QAD MFG/PRO eB2 Technology

        MFG/PRO was first introduced in 1986. We have subsequently released a number of product versions and enhancements. Our most recent version, MFG/PRO eB2, has been developed with a commercially available toolset marketed by Progress Software Corporation (Progress) that works with relational databases provided by Progress and Oracle Corporation. MFG/PRO eB2 software operates under UNIX, Linux and Windows NT operating systems and takes advantage of advances in Progress software that open up this fourth-generation language to access by Sun Microsystems' Java language. MFG/PRO eB2 also features an HTML user interface called QAD Desktop2. Using Java technology, we have exposed the functionality of MFG/PRO software for direct access by other business applications. This technology allows documents defined in XML (Extensible Markup Language) to be exchanged between MFG/PRO and other business applications without user involvement, thus automating the interaction between MFG/PRO and other applications, including but not limited to those provided by QAD.

QAD Distributed Order Management (DOM) Technology

        New advances within Progress Software Corporation's fourth-generation language (4GL) and application server, amongst other things, caused us to reevaluate our selection of software elements for the product previously known as QAD eQ. Through the Progress 4GL's increased openness and accessibility through industry standard Web services, many of the complex business operations performed within QAD MFG/PRO became accessible as software components. Instead of rewriting these operations in Java in a separate QAD eQ product, we are now able to access these operations using MFG/PRO software through Progress-based Web services, which we now refer to as Distributed Order Management (DOM). This approach to DOM functionality creates efficiencies that we will be able to capitalize upon now and in the future and we believe it is more cost effective for our customers.

MFGx.net

        Our current MFGx.net offerings, QAD Supply Visualization and QAD Kanban Visualization, are thin-client products accessible over the Internet, requiring only a standard Web browser for customers and suppliers to share inventory and order information. Components of QAD Supply Visualization and QAD Kanban Visualization are built using Java, JSPs, DHTML, HTML and Java Servlets on the server side. Data is transported in XML format using standard HTTP protocol. The offering is hosted on the Linux operating system. These technologies allow us to leverage our legacy enterprise products while using the most advanced tools to provide our customers with supply chain visibility.

RESEARCH AND DEVELOPMENT

        Our principal research and development staff is focused on developing new functionality for the industries we serve and on continuing updates and improvements to QAD applications to better serve the needs of our customers.

        We maintain two separate technology development efforts within our research and development organization—one for our core Enterprise products and one for our Extended Enterprise products.

        In addition, we have embarked on an opportunistic strategy of acquiring certain niche products to extend and enhance our product offering. These acquisitions involve third-party products, or software developed by a customer, that were already in use with our software but only on a limited basis geographically. We believe that our ability to enhance and globalize these products and distribute, service and support them internationally offers us a unique opportunity.

        We are committed to the continuing development of our products through in-house and third-party development. As of January 31, 2004, approximately 265 research and development personnel, comprised of 225 internal personnel and an additional 40 outside consultants, were involved in the development of QAD solutions. We continue to utilize high quality, cost-effective development resources around the world, wherever possible, and have significant development operations in India, Ireland, and Australia, in addition to our primary development facilities in the United States. Our research and development expenses totaled $36.2 million, $33.4 million and $31.7 million in fiscal 2004, 2003 and 2002, respectively.

SALES AND MARKETING

        QAD sells and supports its products and services through direct and indirect sales channels and service organizations located throughout the world.

        Our direct sales organization is composed of approximately 80 commissioned sales people. We continually align our sales organization in order to ensure that we sustain our effectiveness in the sales process. Within each territory, a focus on the industries we serve is maintained through marketing, local product development and sales training.

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

        In viewing the competition, QAD separates its competition into four groups: mega-suite vendors, roll-up vendors, regional vendors and point solution vendors.

          Mega-suite vendors, such as Oracle, PeopleSoft, Microsoft, and SAP have a strategy of serving many non-manufacturing industries in addition to the manufacturing space. These vendors have a strategy that includes pursuing mid-market ($250 million to $1 billion in revenues) manufacturing companies—an area that has been traditionally strong for QAD. In 2003, PeopleSoft acquired JD Edwards to further strengthen its manufacturing capabilities. While this acquisition received significant attention from the press and analysts, QAD has not experienced any increased competition from PeopleSoft or JD Edwards.

          A "Roll-up" vendor is a term used by QAD to define vendors that have acquired multiple ERP companies with similar products. Gartner Research refers to these vendors as "collectors" in their December 2003 report, "Management Update: The ERP Market and Vendors in 2004." Our roll-up vendor competition comes from technology companies who focus on growing revenue through the acquisition of legacy or point solutions. Companies such as Agilsys, SSA, Epicor, GEAC, and Mapics are some of the roll-up vendors currently serving the specific needs of manufacturing plants and distribution sites of multi-national manufacturing companies.

          Regional vendors are those companies that we may compete with in specific countries. This category includes such vendors as IFS and Intentia where we see competition most often in Europe and Australia, respectively.

          Point solution vendors provide a narrow set of functionality often specialized in an area that overlaps with the functionality in QAD solutions. Vendors in this category include Agile, Alta, Factory Logic, i2, Manugistics, MatrixOne, Supply Solutions and Yantra.

        QAD's manufacturing industry-focused ERP solutions are designed for the specific needs of manufacturing enterprises in the industries we serve to handle their internal and select external business processes. We believe this focus has helped us deliver software applications and services that are more fully integrated than point solutions or roll-ups, and yield faster implementations, a lower total cost of ownership and a higher return on investment than mega-suite solutions. We also believe that regional vendors lack the global capabilities or financial viability that global manufacturers expect of their ERP vendors.

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

        In fiscal 2005, QAD will begin implementing a new Business Process Cycle (BPC) pricing and licensing model for some of its solutions. Currently, QAD applications are priced and licensed primarily on a per user basis. These traditional user based metrics were developed in the mainframe era and we believe that over time these metrics will no longer be appropriate for multi-layered solutions, automated processes and computer-to-computer communications. With BPC pricing, QAD products will be licensed based upon a combination of the number of users and the extent to which a QAD customer leverages QAD's software to automate, manage, streamline and optimize its key business processes. This pricing model defines six core business process cycles and measures the number of records involved in a given business process cycle to determine price. The cycles are as follows: Sales (Quote to Cash), Manufacturing (Plan and Execute), Purchasing (Requisition to Payment), Supply Chain (Plan and Fulfill), Service and Support and Fixed Assets. There are no assurances that such a licensing model will be accepted in the marketplace or will yield revenue comparable to the current licensing method.

        To facilitate our customers' ability to customize MFG/PRO, we generally license our MFG/PRO software to end-users in both object code (machine-readable) and source code (human-readable) formats. While this practice facilitates customization, making software available in source code also makes it easier for third-parties to copy or modify our software for impermissible purposes. Distributors or other persons may independently develop a modified version of our software. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties. Although we currently have no patents, we have two pending patent applications.

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

EMPLOYEES

        As of January 31, 2004, we had approximately 1,275 full-time employees of which approximately 525 were in support and services, 225 were in research and development, 300 were in sales and marketing and 225 were in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and France based subsidiaries are represented by statutory Works Councils as required under the local laws. Employees of our Brazil based subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

BUSINESS SUMMARY

        We believe that QAD is well positioned to continue its success and leadership as a provider of enterprise applications to multi-national, large and mid-range global manufacturing companies. We regard the combination of our applications for Enterprise and Extended Enterprise processes—QAD MFG/PRO, QAD Distributed Order Management, and our QAD MFGx.net offerings, as well as our extensive global support and implementation capabilities—as a uniquely positioned end-to-end solution that provides manufacturers with significant competitive advantages, synchronized processes across the enterprise, increased supply chain efficiency, and the ability to increase profitability.

        We believe our current and future success in the enterprise software applications market can and will be attributed to the following:

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

  •
  Our solutions, service, and support are global in nature and our products are available in as many as 26 languages, incorporating global tax management, multi-currency capabilities and business processes tailored to local financial practices.

  •
  Our solutions' open architecture allows customers to integrate with other ERP or legacy systems, protecting and extending their existing IT investments.

  •
  Our continued focus on global manufacturing and six key vertical industries has enabled us to deliver enterprise applications that are targeted at addressing the specific requirements of manufacturers, without extraneous functionality, resulting in systems that are faster to implement, and easier to maintain.

  •
  We have a passion for manufacturing excellence and for helping our customers achieve competitive advantages.

        QAD's existing customer base of approximately 5,200 licensed sites, our global service and support operations, our internal and extended sales operations, our marketing organization and our strategic partnerships with select partners provide significant resources with which to build our position in the marketplace.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2004.

NAME	AGE	POSITION(S)
Pamela M. Lopker	49	Chairman of the Board and President
Karl F. Lopker	52	Chief Executive Officer
Daniel Lender	37	Executive Vice President and Chief Financial Officer
Vincent P. Niedzielski	50	Executive Vice President, Research and Development
Murray W. Ray	56	Executive Vice President, Global Services and Human Resources
Roland B. Desilets	42	Executive Vice President, General Counsel and Secretary
Michael Lodato	39	Executive Vice President, Chief Marketing Officer
Valerie J. Miller	40	Vice President, Corporate Controller and Chief Accounting Officer

        Pamela M. Lopker founded QAD in 1979 and has been Chairman of the Board and President since the Company's incorporation in 1981. Prior to founding QAD, Ms. Lopker served as Senior Systems Analyst for Comtek Research from 1977 to 1979. She is certified in Production and Inventory Management by the American Production and Inventory Control Society. Ms. Lopker earned a Bachelor of Arts degree in Mathematics from the University of California, Santa Barbara. She is married to Karl F. Lopker, Chief Executive Officer of QAD.

        Karl F. Lopker has served as Chief Executive Officer and a Director of the Company since joining QAD in 1981. Previously, he founded Deckers Outdoor Corporation in 1973 and was President until 1981. Mr. Lopker is certified in Production and Inventory Management by the American Production and Inventory Control Society. He studied Electrical Engineering and Computer Science at the University of California, Santa Barbara. Mr. Lopker is married to Pamela M. Lopker, Chairman of the Board and President of QAD.

        Daniel Lender has served as Executive Vice President and Chief Financial Officer since July 2003. Previously, he had served as the Company's Vice President of Global Sales Operations and Vice President of Latin America. Mr. Lender joined QAD in 1998 as Treasurer following a nine year tenure with the former Republic National Bank of New York, last serving as Vice President and Treasurer of the Bank's Delaware subsidiary. He earned a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Science degree in Applied Economics and Business Management from Cornell University.

        Vincent P. Niedzielski has served as Executive Vice President, Research and Development, since joining QAD in April 1996. Prior to joining QAD, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation for 12 years. Mr. Niedzielski received a Bachelor of Science degree in Mathematics and Computer Science from the University of Scranton.

        Murray W. Ray has served as Executive Vice President, Global Services and Human Resources since February 2001. He joined QAD in August 1996 and was appointed Vice President of Global Services in October 1998. Prior to joining QAD, Mr. Ray served 11 years at the former Digital Equipment Corp. as an Industrial Marketing Manager and then as a Director of Professional Services. Previously he was a Director of Professional Services at AT&T. Mr. Ray received a

Bachelor of Science degree in Mathematics and Statistics from the University of Western Australia.

        Roland B. Desilets has served as Executive Vice President, General Counsel and Secretary since April 2001, when he rejoined QAD after spending one year as Vice President and General Counsel of Atlas Commerce, Inc. Mr. Desilets originally joined QAD in 1993 serving as Regional General Counsel until 1998 when he was named Corporate General Counsel. Previously he was Intellectual Property Counsel for Unisys Corporation. Mr. Desilets holds a Juris Doctor degree from Widener University School of Law, a Master of Science degree in Computer Science from Villanova University, and a Bachelor of Science degree in Physics from Ursinus College.

        Michael Lodato has served as Executive Vice President, Chief Marketing Officer at QAD since September 2003. He joined the company in March 2002 as Chief Marketing Officer. Previously, Mr. Lodato was Vice President of Marketing and Market Development at DigitalThink, Inc. Prior to that, he served Siebel Systems, Inc. as Senior Director of Strategic Accounts and held leadership positions at Sybase, Inc. and KPMG Consulting, Inc. (now known as BearingPoint). Mr. Lodato earned a Bachelor of Arts degree in Management Science from the University of California, San Diego.

        Valerie J. Miller has served as Vice President, Corporate Controller and Chief Accounting Officer since June 2001. She joined QAD as Assistant Corporate Controller in May 1999 after serving eight years in various financial positions at Allergan, Inc. Ms. Miller began her career at the public accounting firm of Ernst & Young. She is a Certified Public Accountant and received a Bachelor of Arts degree in Business Economics with an Accounting emphasis from the University of California, Santa Barbara.

SEGMENT REPORTING

        Segment financial information for fiscal 2004, 2003 and 2002 is presented in note 11 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments filed pursuant to Section 13(a) or 15(d) of the Securities and Exchange Commission Act of 1934, as amended, are available on our website at www.qad.com, as soon as reasonably practicable after such reports have been electronically filed or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        QAD is headquartered in Carpinteria, California, including approximately 71,000 square feet of leased space in three facilities with lease commitments ranging from 2004 to 2011. During fiscal 2005, QAD anticipates completion of the construction of its new company headquarters in Summerland, California where the Company owns 28 acres of property. The construction project adds an additional 83,000 square feet of office space to the previously existing 45,000 square feet, which will allow the consolidation of QAD's corporate operations.

        In connection with the completion of the construction project, two of the existing Carpinteria leased facilities will be vacated by QAD by August 2004, coinciding with the expiration of one of the leases. The other extends until April 2005. Our third existing facility in Carpinteria primarily serves as a data center with its lease expiring in 2011. Currently, under existing local real estate market conditions, QAD has no intention of vacating this leased space.

        The company has over 30 additional offices located across our four geographic regions with lease commitments ranging from 2004 until 2019. This includes major offices located in the United States, the Netherlands, Australia, the United Kingdom, Mexico, Poland, Thailand, China, Spain, France and Japan.

        In March 2003, QAD completed the sale of the Mark Hill property, a 34-acre undeveloped parcel of property located in Carpinteria, California.

        Although we may seek new or expanded facilities in the future, we expect that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

        We are not party to any material legal proceedings. We are from time to time party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        QAD common stock has been traded on the NASDAQ National Market (NASDAQ) since our initial public offering in August 1997 (under the symbol QADI). According to records of our transfer agent, we had approximately 350 stockholders of record as of March 31, 2004. The following table sets forth the low and high prices for QAD's common stock as reported by NASDAQ in each quarter of the last two fiscal years.

	Low Price	High Price
Fiscal 2004:
Fourth quarter	$10.69	$15.74
Third quarter	7.17	13.00
Second quarter	4.95	9.75
First quarter	3.14	5.36
Fiscal 2003:
Fourth quarter	$1.47	$3.74
Third quarter	1.40	2.23
Second quarter	1.78	4.29
First quarter	2.60	5.33

        During the fiscal 2004 first quarter, QAD purchased approximately 2.9 million shares of its common stock at a price of $5.00 per share in connection with its "Modified Dutch Auction" tender offer. For further discussion of the tender offer, see note 13 within Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

        Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and while we do not anticipate declaring dividends on our common stock in the foreseeable future we continue to review this policy.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended January 31,(1)
	2004(5)	2003(4)	2002	2001(3)	2000(2)
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$69,029	$56,023	$62,820	$69,202	$95,120
Maintenance & other	114,686	106,294	103,624	98,314	90,579
Services	46,937	32,931	39,341	48,683	54,726

Total revenue	230,652	195,248	205,785	216,199	240,425

Operating income (loss)	17,995	(3,295)	(832)	(19,011)	(9,780)
Income (loss) before cumulative effect of accounting change	16,317	(6,598)	(5,313)	(25,406)	(16,336)
Cumulative effect of accounting change(6)	—	1,051	—	—	—

Net income (loss)	$16,317	$(7,649)	$(5,313)	$(25,406)	$(16,336)

Basic net income (loss) per share:
Before cumulative effect of accounting change	0.49	(0.19)	(0.16)	(0.76)	(0.54)
Cumulative effect of accounting change	—	0.03	—	—	—

Basic net income (loss) per share	$0.49	$(0.22)	$(0.16)	$(0.76)	$(0.54)

Diluted net income (loss) per share:
Before cumulative effect of accounting change	0.47	(0.19)	(0.16)	(0.76)	(0.54)
Cumulative effect of accounting change	—	0.03	—	—	—

Diluted net income (loss) per share	$0.47	$(0.22)	$(0.16)	$(0.76)	$(0.54)

BALANCE SHEET DATA:
Cash and equivalents	59,784	50,188	50,782	36,500	35,936
Total assets	189,828	162,306	158,009	181,462	214,371
Current portion of long-term debt(7)	11,987	2,000	2,157	1,448	1,240
Long-term debt	7,720	9,125	15,345	19,460	21,890

(1)
Historical results of operations are not necessarily indicative of future results. Refer to "Factors That May Affect Our Future Results or The Market Price of Our Stock" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that may impact future results.

(2)
Fiscal 2000 revenues from license fees include a large customer order that comprised 12% of total revenues from license fees.

(3)
Fiscal 2001 includes restructuring charges of $5.1 million impacting operating income (loss). The purpose of the initiative was to strengthen operating and financial performance by sharpening the focus of our multi-national customers.

(4)
Fiscal 2003 includes restructuring charges of $5.3 million impacting operating income (loss). This cost reduction program was aimed at reducing annualized operating expense by better aligning expense with then current business levels.

(5)
In the fiscal 2003 fourth quarter, we acquired TRW ISCS which resulted in increased services revenue, as well as certain increased costs and expenses impacting operating income (loss) during that quarter and for the fiscal 2004 full year. This acquisition is described in greater detail in note 2 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

(6)
In connection with the adoption of SFAS 142 on February 1, 2002, and in accordance with its transition provisions, a $1.1 million impairment loss related to the Asia Pacific region goodwill was recorded as a cumulative effect of a change in accounting principle.

(7)
Fiscal 2004 includes $10.5 million related to a construction loan to finance the construction of our new company headquarters. We anticipate converting the construction loan to a permanent loan upon completion of the construction project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in particular the subsection of this Item 7 entitled "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2005.

INTRODUCTION

        The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

OVERVIEW

The Business

        QAD, a Delaware Corporation, was founded in 1979 and is a provider of enterprise resource planning (ERP) software applications for global manufacturing companies. QAD enterprise applications provide robust functionality for managing operations and resources for manufacturing within and beyond the enterprise, enabling global manufacturers to collaborate with customers, suppliers and partners to make and deliver the right product, at the right cost, at the right time.

        QAD enterprise applications are focused and optimized for select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical industries. Our applications address the needs of today's multi-national manufacturers, enabling them to think and operate globally while preserving their ability to meet local requirements by providing business-critical functions and processes at two levels: 1) the Enterprise, providing traditional ERP functionality for intra-enterprise functions; and 2) the Extended Enterprise, providing communication capabilities for supplier-management and customer-management functions, including Distributed Order Management (DOM) capabilities for collaborating with customers and suppliers electronically through the order process.

        QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers who are prospects for future sales of QAD's enterprise applications. With more than 20 years of focus on the manufacturing industry, and approximately 5,200 licensed sites of our software around the world, QAD is well qualified to meet the business and technology requirements of global manufacturing companies worldwide. We develop our products with input from leading global manufacturers within the vertical markets we serve. This vertical industry focus is a key differentiator for QAD, enabling our customers to implement QAD applications rapidly, realize a high return on investment, and achieve a low total cost of ownership compared with the product offerings of other vendors targeting the industries we serve. These benefits earned QAD the title

"ERP Value Leader" from industry analyst firm META Group, based on an in-depth study it conducted entitled "Deriving Value From 21st Century ERP Applications" published in April 2003. The study included QAD and five other significant ERP application providers: SAP, Oracle, JD Edwards, PeopleSoft and Lawson Software.

        Global service and support are important components of our solutions. We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies and support business processes tailored to local financial practices. Our geographic management structure ensures that our global practices meet local requirements and that our services are delivered effectively within each region. We support our customers' global operations through our network of regional support centers and online support, accessible 24 hours a day, seven days a week, virtually anywhere in the world.

Industry Factors

        The enterprise software applications industry is highly competitive, rapidly changing and affected by new product introductions and other market activities, including consolidations among industry participants and the entry of new participants.

        In viewing the competition, QAD separates its competition into four groups: mega-suite vendors, roll-up vendors, regional vendors and point solution vendors.

          Mega-suite vendors, such as Oracle, PeopleSoft, Microsoft, and SAP have a strategy of serving many non-manufacturing industries in addition to the manufacturing space. These vendors have a strategy that includes pursuing mid-market ($250 million to $1 billion in revenues) manufacturing companies—an area that has been traditionally strong for QAD. In 2003, PeopleSoft acquired JD Edwards to further strengthen its manufacturing capabilities. While this acquisition received significant attention from the press and analysts, QAD has not experienced any increased competition from PeopleSoft or JD Edwards.

          A "Roll-up" vendor is a term used by QAD to define vendors that have acquired multiple ERP companies with similar products. Gartner Research refers to these vendors as "collectors" in their December 2003 report, "Management Update: The ERP Market and Vendors in 2004." Our roll-up vendor competition comes from technology companies who focus on growing revenue through the acquisition of legacy and point solutions. Companies such as Agilsys, SSA, Epicor, GEAC, and Mapics are some of the roll-up vendors currently serving the specific needs of manufacturing plants and distribution sites of multi-national manufacturing companies.

          Regional vendors are those companies that we may compete with in specific countries. This category includes such vendors as IFS and Intentia where we see competition most often in Europe and Australia, respectively.

          Point solution vendors provide a narrow set of functionality often specialized in an area that overlaps with the functionality in QAD solutions. Vendors in this category include Agile, Alta, Factory Logic, i2, Manugistics, MatrixOne, Supply Solutions and Yantra.

        QAD's manufacturing industry-focused ERP solutions are designed for the specific needs of manufacturing enterprises in the industries we serve to handle their internal and select external business processes. We believe this focus has helped us deliver software applications and services that are more fully integrated than point solutions or roll-ups, and yield faster implementations, a lower total cost of ownership and a higher return on investment than mega-suite solutions. We also believe that regional vendors lack the global capabilities or financial viability that global manufacturers expect of their ERP vendors.

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

Economic Factors

        Global economic factors can impact the growth rates of manufacturing companies within our target markets. As our customers experience fluctuations in the demand for the products they manufacture, they may react by adjusting their operations and level of investing. At times, these reactions may include increasing, decreasing or delaying capital software purchases, which can directly impact the level and timing of our revenue. We routinely monitor indices that measure reported and forecasted global manufacturing production levels. We consider these indices, amongst other factors, in forecasting the demand for our own products and services. Recently reported global manufacturing production indices reflect expansion in production and orders, believed to be driven in part by the recent upturn in economic confidence. This optimism is tempered by the potential for economic volatility due to uncertainties related to the global political environment. With these factors in mind, we remain cautiously optimistic regarding the economic factors that could impact our growth opportunities.

Executive Focus On Operations

        In addition to the industry and economic factors described above, management continually monitors the Company's performance within our business segments. Our business segments consist of a Corporate operating segment and four geographic regions: North America, Europe, the Middle East and Africa (EMEA), Asia Pacific and Latin America. For more information regarding our business segments, see note 11 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

        Regional performance measures such as revenues, operating margins and days' sales outstanding are reviewed routinely. In addition, we closely monitor our level of personnel and related expenses, which represents the largest portion of our expense structure. We also monitor revenue dollars per employee and the utilization levels of our support and services personnel. We consider this data in our decision-making process related to additions or reductions in headcount as warranted.

CRITICAL ACCOUNTING POLICIES

        We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets, capitalized software development costs, valuation of deferred tax assets and accounting for stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management's judgment involved in each.

  •
  Revenue Recognition. QAD licenses its software under non-cancelable license agreements including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical, implementation and training. Revenue is recognized in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Our revenue recognition policy is as follows:

    License Revenue. We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific, objective evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. Subscription license revenue from our hosted MFGx.net product offerings is recognized ratably over the contract period. Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility for which we review a customer's credit worthiness and our historical experience with that customer, if applicable.

    Maintenance Revenue. Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

    Services Revenue. Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts. Although infrequent, we do at times enter into fixed price services contracts for which we recognize the services revenue on the percentage-of-completion method as prescribed by Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts", and in SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue from training services is recognized as the services are performed.

    We believe that we are currently in compliance with the applicable accounting standards governing revenue recognition. However, the accounting standard setting bodies continue to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

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

  •
  Impairment of Long-Lived Assets. Our long-lived assets include goodwill and other intangible assets. At January 31, 2004, we had $11.3 million and $0.7 million of goodwill and other intangible assets, respectively, accounting for 6% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, perhaps due to anticipated fluctuations in customer demand, we may be required to record impairment losses for these assets. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which requires us to analyze goodwill for impairment on at least an annual basis. These periodic analyses are performed by an independent valuation consulting firm. In estimating the fair value of our individual reporting units, the enterprise fair value was considered based upon the closing price of our common stock at the valuation date. For a further discussion of goodwill and other intangible assets, see note 4 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

  •
  Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We also capitalize software purchased from third parties or through business combinations as acquired software technology if the related software under development has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing). Capitalized software costs are amortized on a straight-line basis over three years and charged to Cost of license fees. We periodically compare the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management's judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future perhaps due to anticipated fluctuations in customer demand, we may be required to recognize losses for these assets not previously recorded.

  •
  Valuation of Deferred Tax Assets. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), requires that the carrying value of our deferred tax assets reflect an amount that is more likely than not to be realized. At January 31, 2004, we had $0.9 million of deferred tax assets, net of valuation allowances, consisting of $42.5 million of gross deferred tax assets offset by valuation allowances of $41.6 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. At this time, we believe there is not a sufficient historical and current trend of profitability to reduce the deferred tax asset valuation allowance. However, this determination can be made through additional periods of profitability and forecasted trends. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

  •
  Stock-based Compensation Expense. We account for our stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status.

    Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services", which requires entities to recognize an expense based on the fair value of the related awards. Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123" amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We are not currently required to transition to use a fair value method of accounting for stock-based employee compensation. Instead, we have elected to provide the required disclosures as if we had transitioned. For proforma net income (loss) and related income (loss) per share had we applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation, see note 1 to Notes to Consolidated Financial Statements within this Annual Report on Form 10-K.

    The accounting standard setting bodies continue to discuss various provisions of guidelines related to the fair value based method of accounting for stock-based employee compensation with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to changes in our current policy and could create significant expense related to previously issued, and all future, stock options granted. They could also drive significant adjustments to our business practices of compensating our employees that could result in increased administrative costs and other changes that could affect our results of operations.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended January 31,
	2004	2003	2002
Revenue:
License fees	30%	29%	31%
Maintenance and other	50	54	50
Services	20	17	19

Total revenue	100	100	100
Costs and expenses:
Cost of license fees	5	4	6
Cost of maintenance, service and other	35	34	36
Sales and marketing	26	32	29
Research and development	16	17	15
General and administrative	10	11	11
Amortization of intangibles from acquisitions	—	1	2
Impairment loss	—	—	1
Restructuring	—	3	—

Total costs and expenses	92	102	100
Operating income (loss)	8	(2)	—
Other (income) expense	—	1	1

Income (loss) before income taxes and cumulative effect of accounting change	8	(3)	(1)
Income tax expense	1	1	2

Income (loss) before cumulative effect of accounting change	7	(4)	(3)
Cumulative effect of accounting change	—	—	—

Net income (loss)	7%	(4)%	(3)%

Comparison of fiscal 2004 revenue to fiscal 2003

        Total revenue for fiscal 2004 was $230.7 million, an increase of $35.4 million, or 18%, from fiscal 2003, reflecting increases in all revenue categories and regions. Our customers are widely dispersed, such that no single customer accounted for more than 10% of our total revenue in any of the last 3 fiscal years. Holding foreign currency exchange rates constant to fiscal 2003, fiscal 2004 revenue would have been approximately $221.6 million, representing an increase of $26.4 million, or 13%, over fiscal 2003.

        License revenue was $69.0 million for fiscal 2004, up $13.0 million, or 23%, from $56.0 million for fiscal 2003. Holding foreign currency exchange rates constant to fiscal 2003, fiscal 2004 license revenue would have been approximately $67.6 million, representing an $11.6 million, or 21%, increase over last year. All of our business segments experienced increases over the prior year. We have continued to sell our software at prices comparable to the previous two fiscal years. The increase over last year reflects a higher volume of user licenses sold this year, due in part to the favorable impact of a return to somewhat higher IT spending levels within our customer base. We believe that this shift can be partly attributed to a more positive outlook regarding the economy and the global political environment. In addition, we have experienced increases in revenue within the Asia Pacific region, partly due to greater success in our sales execution process in Asia. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2004, 49 customers placed license orders totaling more than $300,000, compared to 39 customers in fiscal 2003.

        Maintenance and other revenue was $114.7 million for fiscal 2004, representing an increase of $8.4 million, or 8%, over the $106.3 million for fiscal 2003. Holding exchange rates constant to those prevailing in fiscal 2003, fiscal 2004 maintenance and other revenue would have been approximately $111.3 million, representing a $5.0 million, or 5%, increase over last year. The increase in revenue was made up of increases in each of our regions. The year-over-year increase was primarily due to additional maintenance on new license sales, partially offset by cancellations within our existing customer base. One of the ways that management measures our success in securing contract renewals is by measuring the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate for fiscal 2004 was in excess of 90%.

        Services revenue was $46.9 million for fiscal 2004, representing an increase of $14.0 million, or 43% when compared to last year at $32.9 million. Holding exchange rates constant to those prevailing during fiscal 2003, fiscal 2004 services revenue would have been approximately $42.7 million, reflecting a $9.7 million, or 30%, increase over last year. The effect of the change in exchange rates mainly related to fluctuations in the Euro. In addition, services revenue increased over last year due to the inclusion of a full year of services revenue in the Europe, Middle East and Africa (EMEA) region from the TRW ISCS acquisition that was completed in November 2002. Also contributing to the increase was an increase in the number of larger license sales, primarily in North America, which typically lead to significant services engagements. Our services backlog as of the current year-end has increased over last year-end mainly due to the assimilation of the TRW ISCS operations and in North America, we experienced an increase in the number and size of services contracts awarded to our services organization, rather than our partners or other service providers in fiscal 2004.

Comparison of fiscal 2003 revenue to fiscal 2002

        Total revenue for fiscal 2003 was $195.2 million, a decrease of $10.5 million, or 5%, from fiscal 2002. The TRW Integrated Supply Chain Solutions (TRW ISCS) acquisition that took place during the fourth quarter of fiscal 2003 contributed $4.2 million to total revenue. Holding foreign currency exchange rates constant to fiscal 2002, fiscal 2003 total revenue would have been approximately $193.6 million, representing a decrease of $12.2 million, or 6%, from fiscal 2002.

        For fiscal 2003, license revenue was $56.0 million, down $6.8 million, or 11%, from $62.8 million for fiscal 2002. Holding exchange rates constant to the previous year, fiscal 2003 license revenue would have been approximately $56.2 million, representing a decline of $6.6 million, or 11% from fiscal 2002. This decline reflected the reduced IT spending levels within our customer base due to then current economic conditions and global political environment particularly within the first half of fiscal 2003. During fiscal 2003, we found that our customers were willing to purchase software at comparable prices, in smaller quantities over longer periods of time.

        Maintenance and other revenue was $106.3 million for fiscal 2003, representing an increase of $2.7 million, or 3%, over the $103.6 million for fiscal 2002. Holding exchange rates constant to the previous year, fiscal 2003 maintenance and other revenue would have been approximately $105.5 million, up $1.9 million, or 2%, from the prior year. Customers acquired from TRW ISCS contributed $0.8 million in fiscal 2003 maintenance and other revenue. Excluding customers acquired from TRW ISCS, our maintenance and other revenue increased $1.9 million, or a $1.1 million increase at constant rates, over the prior year. This increase was due primarily to additional maintenance on new license sales, partially offset by cancellations within our existing customer base. Our maintenance contract renewal rate for fiscal 2003 was in excess of 90%.

        Services revenue was $32.9 million for fiscal 2003, representing a decline of $6.4 million, or 16%, when compared to fiscal 2002 at $39.3 million. Holding exchange rates constant to those applicable to fiscal 2002, fiscal 2003 services revenue would have been approximately $31.8 million, representing a decline of $7.5 million, or 19%. While customers acquired from TRW ISCS added $3.2 million in services revenue to fiscal 2003, this was more than offset by a $9.6 million decline in our existing business or a $10.7 million decline at constant rates. This decline was primarily attributable to our international operations and correlated with the license revenue trend at that time.

Comparison of costs and expenses—fiscal 2004, 2003 and 2002

        Total Cost of Revenue.    Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $91.5 million, $75.0 million and $87.0 million and as a percentage of total revenue was 40%, 38% and 42% in fiscal 2004, 2003 and 2002, respectively. Holding exchange rates constant to the most recent preceding fiscal year, total cost of revenue would have been approximately $85.9 million and $73.6 million for fiscal 2004 and 2003, respectively, reflecting the impact of the weakening of the U.S. Dollar in comparison to other currencies. At constant exchange rates, the total cost of revenue percentage for fiscal 2004 would have decreased 1% to 39% and fiscal 2003 would have been unchanged at 38%. Fiscal 2003 included non-recurring expense reductions related to royalty contract accruals totaling $1.2 million, representing a one point increase in the total cost of revenue percentage. Excluding the impact of exchange rates and the fiscal 2003 royalty expense reduction, the total cost of revenue percentage would have been 39% in both fiscal 2004 and 2003.

        Fiscal 2004 included $2.0 million in employee separation costs (mainly in EMEA). The impact of these costs was partly offset by improvements in our maintenance, services and other margin including increased utilization of our services personnel in EMEA.

        The four percentage point decrease in total cost of revenue percentage from fiscal 2002 at 42% to 2003 at 38% was due primarily to improvements in our maintenance margin due to lower personnel and related costs partly due to the impact of our cost containment programs, the previously noted $1.2 million royalty expense reduction in fiscal 2003 and the shift in the mix of revenue toward higher margin maintenance revenue.

        Sales and Marketing.    Sales and marketing expense was $60.2 million, $61.7 million and $59.4 million for fiscal 2004, 2003 and 2002, respectively. The decrease of $1.5 million from fiscal 2003 to 2004 was mainly related to lower salaries and related allocations, partly due to the favorable impact of the fiscal 2003 cost containment efforts on the fiscal 2004 results, significantly offset by the unfavorable impact of the weakening of the U.S. Dollar, mainly in relation to the Euro and the Australian Dollar, higher bonus expense on improved performance metrics and the inclusion of $0.9 million of additional employee separation costs in fiscal 2004. The increase of $2.3 million from fiscal 2002 to 2003 related mainly to higher personnel costs due to the strengthening of our sales and marketing staff, our increased focus on marketing activities in fiscal 2003, including the launch of MFG/PRO eB2 and higher net expense related to our annual Explore user conference, incremental expense due to the TRW ISCS acquisition, and the unfavorable impact of exchange rate fluctuations.

        Research and Development.    Research and development expense, which is managed on a global basis, was $36.2 million, $33.4 million and $31.7 million in fiscal 2004, 2003 and 2002, respectively. These increases were primarily due to increased personnel, consulting and related expenses aligned with our continued investment in the development of our new and existing products, such as new functionality intended to be of direct benefit to manufacturers within the vertical markets we serve, improvements to our user interface, and the opening of our architecture to create a means for the automation of interactions between MFG/PRO and other applications. In both fiscal 2004 and 2003, we were unfavorably impacted by the weakening of the U.S. Dollar relative to certain other currencies, mainly the Euro and the Australian Dollar.

        General and Administrative.    General and administrative expense was $24.2 million, $21.8 million and $22.9 million for fiscal 2004, 2003 and 2002, respectively. The $2.4 million increase from fiscal 2003 to 2004 was primarily due to incrementally higher expense in EMEA, including personnel and associated costs related to the TRW ISCS acquisition completed in November 2002, higher bonuses on improved performance metrics, and the impact of the weakening of the U.S. Dollar.

        Expenses declined by $1.1 million from fiscal 2002 to 2003, due mainly to lower personnel and related expenses and to lower bad debt expense in fiscal 2003. This decline was partially offset by $0.8 million of incremental expense due to the TRW ISCS acquisition in fiscal 2003 and the unfavorable impact of exchange rate fluctuations.

        Amortization of Intangibles from Acquisitions.    Amortization of intangibles from acquisitions totaled $0.9 million, $1.2 million and $3.5 million in fiscal 2004, 2003 and 2002, respectively. The year over year declines were primarily related to certain intangible assets that had become fully amortized. In addition, the decline from fiscal 2002 to 2003 was partially related to the discontinued amortization of goodwill with our adoption of SFAS 142 in fiscal 2003.

        Impairment Loss.    SFAS 142 requires us to analyze goodwill for impairment at least on an annual basis or when a triggering event requires an additional analysis. We have chosen the fourth quarter of our fiscal year as our annual test period. During the fourth quarter of fiscal 2004 and 2003, in connection with our annual test, all reporting units containing goodwill were valued and tested for impairment. The results of this test yielded no indication of impairment for the reporting units that had goodwill on their balance sheets as of the test date, which included EMEA, Latin America and Asia Pacific.

        During fiscal 2004 and 2003, the selling entity of an acquired business in our Asia Pacific reporting unit received earnout payments of $0.3 million and $0.2 million, respectively, based on financial performance under the purchase agreement. The payments effectively served to increase the purchase price of the acquisition, thus adding to our goodwill balance. Based on the earnout payments, under SFAS 142, the Asia Pacific reporting unit was valued and tested for impairment. In fiscal 2004, no impairment was indicated. In accordance with the provisions of SFAS 142, the fiscal 2003 additional $0.2 million of goodwill in Asia Pacific was fully impaired and the related impairment loss is included in our Consolidated Statement of Operations for fiscal 2003.

        During fiscal 2002, we reviewed our long-lived assets for impairment in value based upon undiscounted future operating cash flows from those assets in accordance with the accounting literature in effect at that time, Statement of Financial Accounting Standards No. 121, (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS 121, appropriate losses were recognized whenever the carrying amount of an asset might not be recovered. As of January 31, 2002, we determined that the technology related to Enterprise Engines, Inc. (EEI) was impaired, and deemed to have no fair value due to our shift from the use of the EEI toolset to the IBM WebSphere toolset underlying our Distributed Order Management product which we marketed as QAD eQ. Accordingly, an impairment loss of $2.1 million was recorded to the fiscal 2002 Consolidated Statement of Operations related to the remaining book value of EEI goodwill and other intangible assets.

        Restructuring.    In prior years, we implemented restructuring programs designed to strengthen operations and financial performance. Charges and adjustments related to restructurings are included in "Restructuring" in our Consolidated Statements of Operations. During fiscal 2004, 2003 and 2002, we recorded $(0.3) million, $5.3 million and $0.1 million, respectively, related to restructuring. Below is a discussion of recent restructuring programs and related activity through January 31, 2004.

        During fiscal 2003, we implemented cost reduction programs aimed at reducing annualized operating expenses to better align them with then current business levels. The related actions resulted in a combined $4.4 million charge that included a reduction of approximately 130 employees across all regions and functions ($4.1 million), facility consolidations ($0.1 million), and associated asset write-downs ($0.2 million). In addition, during fiscal 2003, we recorded an adjustment of $0.9 million as an increase to total costs and expenses, related to the fiscal 2002 restructuring accrual as noted below. As of January 31, 2004, of the combined $4.4 million fiscal 2003 restructuring charges, $4.3 million was utilized and $0.1 million was adjusted downward because employee termination costs were lower than originally estimated.

        During fiscal 2002, we continued our fiscal 2001 initiative to strengthen operating and financial performance by sharpening the focus of our solutions for multi-national customers. The related actions resulted in $1.1 million of charges that primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal 2002, we recorded adjustments totaling $1.0 million, to the fiscal 2001 restructuring accrual, as reductions to total costs and expenses. As noted above, during fiscal 2003, the fiscal 2002 restructuring accrual was increased $0.9 million due to the Company's inability to sublease certain office space as originally planned. During fiscal 2004, we recorded an adjustment of $0.3 million as a decrease to total costs and expenses related to the fiscal 2002 restructuring accrual to reflect a change in utilization related to a previously vacated leased office space. As of January 31, 2004, of the $1.7 million fiscal 2002 restructuring charges, as adjusted, $1.4 million was utilized. The remaining balance of $0.3 million, related to lease obligations, is expected to be paid through fiscal 2005.

        Total Other (Income) Expense.    Total other (income) expense was $(1.4) million, $2.0 million and $1.6 million in fiscal 2004, 2003 and 2002, respectively. The favorable change from fiscal 2003 to 2004 was primarily related to the inclusion of a $1.5 million gain on the sale of property owned by QAD in Carpinteria, California in fiscal 2004, and a favorable change in foreign currency transaction and remeasurement (gains) and losses when compared to fiscal 2003. The increase in expense from fiscal 2002 to 2003 was due mainly to unfavorable changes in foreign currency transaction and remeasurement (gains) and losses.

        Income Tax Expense.    We recorded income tax expense of $3.1 million, $1.3 million and $2.9 million in the years ended January 31, 2004, 2003 and 2002, respectively, representing taxes in profitable jurisdictions. We have not provided tax benefits for the jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these tax benefits.

        Cumulative Effect of Accounting Change.    During fiscal 2003, we adopted SFAS 142 related to impairment tests for goodwill, resulting in the reporting of a cumulative effect of a change in accounting principle of $1.1 million. For a further discussion related to this change, see note 4 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.

Working Capital

        Cash and equivalents were $59.8 million and $50.2 million at January 31, 2004 and 2003, respectively. Our working capital was $6.0 million and $6.8 million as of January 31, 2004 and 2003, respectively. The slight decline in working capital of $0.8 million from last year-end includes a $15.5 million increase in current liabilities, nearly offset by a $14.7 million increase in current assets. The $15.5 million increase in current liabilities related mainly to $10.5 million in borrowings under our construction loan this year as described below and an increase in deferred revenue primarily related to higher maintenance billings as of the current year-end.

        The $14.7 million increase in current assets related primarily to a $9.6 million increase in cash and equivalents as detailed in our Consolidated Statement of Cash Flows for the year ended January 31, 2004, and higher accounts receivable correlating with increased billings in all regions. Accounts receivable days' sales outstanding, using the countback method, increased slightly to 58 days at January 31, 2004, from 55 days at January 31, 2003.

Cash Flows

        Following is a summary of cash flows for fiscal 2004, 2003 and 2002:

  Operating Activities

          Net cash provided by operating activities was $19.8 million, $13.4 million and $21.5 million in fiscal 2004, 2003 and 2002, respectively. The increase from fiscal 2003 to 2004 related primarily to the shift in our financial results of operations from a net loss to net income. This was partially offset by the impact of an increase in accounts receivable in fiscal 2004 due to billings in excess of collections, versus a decrease in accounts receivable in fiscal 2003 related to collections in excess of billings.

          The decrease in net cash provided by operating activities from fiscal 2002 to 2003 related primarily to a larger net loss in fiscal 2003, a smaller net change in accounts receivable when comparing year over year, and a larger decline in other current liabilities. These decreases to cash provided from operating activities were partially offset by the change in deferred revenue from year to year.

  Investing Activities

          Net cash used in investing activities for fiscal 2004, 2003 and 2002 was $14.7 million, $10.8 million and $4.5 million, respectively, mainly related to the purchase of property and equipment. Fiscal 2004 and 2003 include $13.8 and $4.3 million, respectively, for the construction of a new company headquarters on property owned by QAD in Summerland, California. Upon securing our construction loan in fiscal 2003, approximately $6.8 million was transferred into a restricted cash account at Santa Barbara Bank and Trust (SBB&T). Of the restricted cash amount, approximately $2.5 million was used to pay costs related to the project before loan proceeds were borrowed from SBB&T. At January 31, 2003, the remaining restricted cash balance was $1.0 million and was fully utilized to fund the construction project during fiscal 2004. In fiscal 2004, these purchases were partially offset by the proceeds from the sale of a parcel of property located in Carpinteria, California.

          We expect to incur additional construction costs for the new headquarters during fiscal 2005 of approximately $5.4 million, refurbishments of existing office space of approximately $1.0 million and other capital expenditures that are normal to our operations, such as the purchase of computer equipment, in amounts consistent with prior years.

          In November 2002, we acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering 10 European countries and North America from BDM International, Inc. (a wholly-owned subsidiary of TRW Inc.) and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner pursuant to an agreement with QAD, operated businesses that primarily focused on systems installation, integration and services in connection with the MFG/PRO software owned and licensed by QAD and other QAD-related goods and services. Under the terms of the Stock and Asset Purchase Agreement, QAD paid $1.0 million in cash and incurred transaction costs, including direct acquisition costs, involuntary termination costs and facility related costs, of approximately $5.7 million. QAD funded the purchase price received by BDM International, Inc. and TRW Inc. with cash generated from operating activities. Amongst the assets acquired by QAD from TRW ISCS was approximately $1.8 million in cash and equivalents. Because the cash acquired exceeded the cash expended for the acquisition, the net cash impact of $0.8 million for the acquisition is reflected as cash provided from investing activities in our fiscal 2003 Consolidated Statement of Cash Flows.

  Financing Activities

          Net cash provided by (used in) financing activities was $2.9 million, $(5.5) million and $(2.4) million for fiscal 2004, 2003 and 2002, respectively.

          The current year activity includes approximately $15 million in expenditures related to a "Modified Dutch Auction" tender offer, in which QAD purchased approximately 2.9 million shares of its common stock at a price of $5.00 per share. Proceeds from the issuance of common stock were $9.6 million and $0.9 million for fiscal 2004 and 2003, respectively, primarily related to the exercise of stock options. Also included in the fiscal 2004 proceeds from the issuance of stock was the December 2003 exercise of a warrant by Recovery Equity Investors II, L.P. to purchase 225,000 shares of QAD common stock at an exercise price of $7.50 per share for which QAD received $1.7 million in cash. The current year also includes $10.5 million in proceeds from the construction loan related to the building of our new headquarters in Summerland, California. In connection with the sale of another parcel of property owned by QAD in Carpinteria, California, and in accordance with the terms of the applicable loan, the current year includes a $0.5 million repayment of borrowings under the Facility described below.

          Upon securing our construction loan in fiscal 2003, $6.8 million was transferred to a restricted cash account at SBB&T, of which approximately $4.3 million was used within that fiscal year, to pay off the existing first deed mortgage secured by the property with First Credit Bank. Both the current and two prior years' activity include repayments of borrowings as required under the terms of the agreements.

        We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility and construction loan will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

CONTRACTUAL OBLIGATIONS

        The following summarizes our significant contractual obligations at January 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
(in millions)	2005	2006	2007	2008	2009	Thereafter	Total
Credit facility	$1.5	$7.6	$—	$—	$—	$—	$9.1
Construction loan	10.5	—	—	—	—	—	10.5
Lease obligations	6.7	4.6	3.2	2.1	1.8	5.8	24.2
Technology purchases	0.6	0.6	0.3	—	—	—	1.5

Total	$19.3	$12.8	$3.5	$2.1	$1.8	$5.8	$45.3

Credit Facility

        We maintain a five-year senior credit facility with Wells Fargo Foothill Business Finance (Facility). The maximum available amount of borrowing under the Facility is $30 million. The Facility is secured by certain assets of QAD Inc. We pay an annual commitment fee of 0.375% calculated on the average unused portion of the $30 million Facility. The Facility, as amended, provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12-month trailing earnings before interest, taxes, depreciation and amortization (EBITDA), minimum tangible net worth, minimum cash coverage ratios and maximum capital expenditures. The Facility, which expires in September 2005, currently provides that the term loan shall be repaid in quarterly principal installments ranging from $375,000 to $750,000 based on our aggregate unrestricted cash and equivalents balance at the end of each quarter. As of January 31, 2004, a total of $9.1 million was outstanding under the Facility.

        The Facility includes a $15.0 million term loan with a five-year amortization schedule. Borrowings under the term loan portion of the Facility bear interest at the greater of the bank's prime rate plus 3.75% or a minimum of 8%. As of January 31, 2004, the rate for the term loan was 8% based on the minimum.

        The Facility also includes a revolving credit facility (the revolving portion). The maximum borrowings under the revolving portion of the Facility are subject to a borrowing base calculation. Borrowings under the revolving portion of the Facility bear interest at a floating rate based on either the London Interbank Offering Rate (LIBOR) or prime plus the corresponding applicable margins, ranging from 2.50% to 3.75% for the LIBOR option or 0.25% to 1.25% for the bank's prime option, depending on the company's trailing 12-month EBITDA. The minimum rate is 8%. As of January 31, 2004, the rate for the revolving portion was 8% based on the minimum and approximately $4.1 million was available and unused on the revolving portion of the Facility.

        Effective July 31, 2002, QAD amended the Facility to permit: 1) the construction of the new company headquarters, 2) additional indebtedness not to exceed $20 million, 3) a guarantee of additional debt not to exceed $20 million, and 4) the sale of a parcel of property located in Carpinteria, California, utilizing $0.5 million of the sale proceeds to repay a portion of the outstanding balance on the Facility.

        During March 2003, in order to facilitate the tender offer, QAD amended the Facility to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004. In that amendment, QAD agreed to maintain minimum cash coverage of 120% of the Facility's term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility's term loan balance on a daily basis. Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving portion of the Facility.

        Effective April 29, 2003, QAD amended the Facility to adjust the EBITDA, minimum tangible net worth and maximum capital expenditure covenants based on current forecast, including the impact of the tender offer.

        As of January 31, 2004, we were in compliance with the Facility covenants, as amended.

Construction Loan

        Through January 31, 2004, the board of directors has approved a $23.5 million construction budget for a new Company headquarters, which has been funded through a combination of available cash and additional debt financing. As a result of this activity, we expect to consolidate QAD Santa Barbara area operations.

        In November 2002, QAD entered into a construction loan agreement with Santa Barbara Bank and Trust (SBB&T) to finance a maximum of $18 million, which is secured by the property and guaranteed by QAD. The loan rate is the bank's prime rate plus 1%. As of January 31, 2004, the loan rate was 5.00%. Interest is accrued and added to the principal amount of the loan through monthly loan draws which began in March 2003. The principal balance and accrued interest is due in June 2004. As of January 31, 2004, we have reported the $10.5 million of borrowings under the construction loan within "Current portion of long-term debt" in our Consolidated Balance Sheet. We anticipate entering into a permanent loan agreement upon completion of the construction project. In fiscal 2003, SBB&T executed a commitment letter for a permanent loan with QAD, subject to a number of conditions. QAD has the right to terminate this commitment any time before funding of the permanent loan, subject to the loss of any fees, deposits, and reasonable costs incurred by SBB&T on behalf of QAD.

Lease Obligations

        We lease certain office facilities, office equipment and automobiles under operating lease agreements. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year are included in the above table of contractual obligations. For further discussion of our leased office facilities, see Item 2 entitled "Properties" included elsewhere in this Annual Report on form 10-K.

Technology Purchases

        During the fiscal 2004 third quarter, QAD acquired intellectual property comprised of certain software that is complementary to MFG/PRO and is part of our Customer Self-Service solution. The acquisition price includes a total of $750,000 in guaranteed payments, payable annually over three years, beginning with $250,000 paid upon acquisition. The agreement sets forth additional potential future contingent payments by QAD of up to $250,000 per year for three years commencing upon acquisition, based on future sales of the acquired software when used with certain versions of MFG/PRO.

        During the fiscal 2004 fourth quarter, QAD acquired intellectual property comprised of certain software that is complementary to MFG/PRO and is part of our Business Intelligence solution. The acquisition price includes a total of $900,000 in guaranteed payments, payable annually over three years beginning with $300,000 due in February 2004. The agreement also sets forth potential future contingent payments by QAD for three years commencing upon acquisition, based on future sales of the acquired software.

RECENT ACCOUNTING STANDARDS

        In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Since we do not currently transact in such instruments nor undertake hedging transactions, the adoption of this statement did not have a material impact on our financial condition or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued Revised Interpretation No. 46 (FIN 46R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether the consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003, and for entities considered to be special purpose entities, no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 and FIN 46R had no effect on our financial condition or results of operations.

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE SIGNIFICANT FLUCTUATIONS

        Our quarterly revenue, expenses and operating results have varied significantly in the past. We anticipate that such fluctuations will continue in the future as a result of a number of factors, many of which are outside our control. The factors affecting these fluctuations include demand for our products and services, the size, timing and structure of significant licenses purchased by customers, market acceptance of new or enhanced versions of our software products and products that operate with our products, the publication of opinions about us, our products and technology by industry analysts, the entry of new competitors and technological advances by competitors, delays in localizing our products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in pricing policies by us or our competitors, customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors, the timing of the release of new or enhanced versions of our software products and products that operate with our products, changes in the method of product distribution and licensing (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by us, customer cancellation of major planned software development programs or maintenance contracts and general, regional or market economic factors and the global political environment.

        We have historically recognized a substantial portion of our revenue from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until late in, or at the end of, a particular quarter. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have an adverse effect on our quarterly operating results. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. We have also historically operated with little backlog for licenses because our products are generally shipped as orders are received. As a result, revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter. Sales derived through indirect channels are more difficult to predict and may have lower profit margins than direct sales.

        A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales. We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of a customer's capital resources. Therefore, a downturn in any potential customer's business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, actual or perceived declines in general economic conditions, worsening of the global political environment or a delay in the improvement of the current economic situation, may continue to precipitate significant reductions in corporate spending for information technology, which could result in delays, cancellations or reductions of orders for our products.

        Our service-related revenue may contribute to the quarterly fluctuations in our revenue. Additionally the services business reduces our gross margins and services staffing increases our overhead. During fiscal years 2002 and 2003, customer demand for QAD services declined primarily due to reduced license sales with which such services are associated. Services revenue remains a substantial part of our business. Services revenue increased in fiscal 2004, due primarily to the TRW ISCS acquisition and an increase in license sales. While the expenses associated with services operations are relatively predictable, the revenues are dependent upon the timing and size of customer orders to provide the services. To the extent that we are not successful in securing orders from customers to provide services on a regular basis, our results may be negatively affected.

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

RISKS ASSOCIATED WITH SALES CYCLE

        Our products involve a long sales cycle and the timing of sales is difficult to predict. Because the licensing of our primary products generally involves a significant commitment of capital by our customers (which ranges from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of our products is generally lengthy (with a typical duration of 4 to 15 months), varies from customer to customer and is subject to a number of significant risks over which we have little or no control. These risks include customers' budgetary constraints, timing of budget cycles, concerns about the introduction of new products by us or our competitors and actual or perceived declines in general economic conditions that can result in delays or cancellations of information systems investments. Due in part to the strategic nature of our products, potential customers are typically cautious in making product acquisition decisions. The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit substantial presales resources.

        While we believe we have established a robust global support and services organization over the past several years, we continue to rely on third-parties for a portion of our implementation and systems support services, which in the past caused sales cycles to be lengthened and may have resulted in the loss of sales. Further, the uncertainty of the outcome of our sales efforts and the length of our sales cycles could still result in substantial fluctuations in operating results. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have an adverse effect on our quarterly and/or annual operating results.

DEPENDENCE ON THIRD-PARTY PRODUCTS

        We are dependent on third-party products, particularly Progress software.    Our MFG/PRO software is written in a programming language that is proprietary to Progress Software Corporation (Progress). We have entered into a license agreement with Progress that provides us and each of our subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop and market our software products. Effective July 2002, we entered a three year extension of the agreement with Progress under which Progress provides support to us at no charge.

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

        We also are reliant on the Java programming language (Java) in developing and supporting our products. For instance, the user interface for MFG/PRO software products employs Java. The failure to successfully incorporate Java in new products, to convert MFG/PRO software to Java-interfaced Progress software components, to extend the MFG/PRO Java user interfaces, or of Java or Enterprise Java Beans technology to maintain market acceptance, could have an adverse effect on us.

        We also maintain development and product alliances with other third-parties. These alliances include software developed to be sold in conjunction with QAD software products, technology developed to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software but interoperate directly with QAD software through application program interfaces. We occasionally enter into joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. In addition, we have embarked on an opportunistic strategy of acquiring certain niche products to extend and enhance our product offering. These acquisitions involve third party products, or software developed by a customer, that were already in use with our software but only on a limited basis geographically. These include products such as a module within our Distributed Order Management suite of applications, known as CSS, our inventory management product, known as AIM, our QAD Sequencing (or Just in Time) software and our Business Intelligence solution, of which the latter two are not yet in general release.

        Each of our partner agreements and third-party development, product acquisition or reseller agreements contain strict confidentiality and non-disclosure provisions for the service provider, end-user and third-party developer. Our third-party development agreements contain restrictions on the use of QAD technology outside of the development process. Any failure to establish or maintain successful relationships with these third-party software providers or third-party installation, implementation and development partners or failure of these third-party software providers to develop and support their software could have an adverse effect on us. Any failure by them to provide appropriate indemnification in the event of an alleged infringement by a third-party related to their products could have an adverse effect on us.

RAPID TECHNOLOGICAL CHANGE

        The market for our software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements.    Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of industry standards. For example, increasing commercial use of the Internet is giving rise to new customer requirements and new industry standards. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we believe our future success will depend on our ability to convert our products to component objects, as well as our ability to develop products that will operate and interoperate across the Internet and assist customers to operate within the Extended Enterprise. We cannot ensure that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others. Our products may also not achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could have an adverse effect on us.

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

EXTENDED ENTERPRISE SOLUTIONS

        The market for Extended Enterprise solutions, including our Distributed Order Management solution, is uncertain.    A significant element of our strategy is the acceptance of our Extended Enterprise solution including the development of other Distributed Order Management software, a series of new solutions targeted at enabling manufacturers to communicate with customers and suppliers. We have devoted substantial resources to developing our Extended Enterprise solutions, such as Distributed Order Management and MFGx.net and working with third-parties to develop software components that may be included as part of or encapsulated within such Extended Enterprise solutions. However, we cannot ensure our other planned releases for such Extended Enterprise solutions, whether developed by us or third-parties, will achieve the performance standards required for commercialization. In addition, our Extended Enterprise solutions may not achieve market acceptance or be profitable. If our Extended Enterprise solutions, including our Distributed Order Management software solutions, do not achieve such performance standards or do not achieve market acceptance, we would be adversely affected.

        The underlying technology being used to develop some of our applications has been updated and is dependent on specific technologies.    Our Extended Enterprise solutions are being designed and built using updated Progress Software technology, as well as the object-oriented technology of Sun Microsystems—Java 2 Enterprise Edition (J2EE). Our Extended Enterprise solutions depend on the commercial success of platforms that support Progress Software and Enterprise Java Beans in Application Server environments. In addition, we have embarked on an opportunistic strategy of acquiring certain niche products to extend and enhance our product offering, including those for the Extended Enterprise solutions. The success of the Extended Enterprise solutions will depend on our ability to successfully enhance and globalize these acquired products and distribute, service and support them internationally.

        Object-oriented applications, such as our Extended Enterprise solutions, are characterized by technology development styles and programming languages that differ from those used in traditional software applications. We believe that the flexibility inherent in object-based functionality will play a key role in the competitive manufacturing, distribution, financial, planning and service/support management information technology strategies of customers in our targeted industry segments. We cannot ensure that we will be successful in developing our other planned Extended Enterprise solutions on a timely basis or that our Extended Enterprise solutions will achieve market acceptance.

MARKET CONCENTRATION

        Our target markets are concentrated and, as a result, we are dependent upon achieving success in those markets.    We have made a strategic decision to concentrate our product development and sales and marketing in certain primary vertical industry segments—automotive, consumer products, electronics, food and beverage, industrial and medical. An important element of our strategy is to achieve technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experience a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. A discussion of concentration of our credit risk is contained in note 1 of our financial statements included in Item 15 of this Annual Report on Form 10-K.

DEPENDENCE UPON KEY PERSONNEL

        We are dependent upon key personnel.    Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Founder, Chairman of the Board and President, Pamela M. Lopker, and Chief Executive Officer, Karl F. Lopker, neither of whom is bound by an employment agreement. Pamela and Karl Lopker are married to each other and, as of March 31, 2004, jointly and beneficially owned approximately 53% of QAD's outstanding common stock. The loss of one or more of these or other key individuals could have an adverse effect on QAD. We do not currently have key-person insurance covering any of our employees.

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

        Our indirect sales channel consists of over 40 distributors and sales agents worldwide (sales channels). We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization. We will need to maintain and expand our relationships with our existing sales channels to expand the distribution of our products. Our current or future sales channels may not provide the level and quality of expertise and service required to successfully license QAD software products. We also may not be able to maintain effective, long-term relationships with them. In addition, our selected sales channels may not continue to meet our sales needs. Further, they may market software products in competition with us in the future or otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to successfully maintain our existing indirect sales channel relationships or to establish new relationships in the future could have an adverse effect on us. In addition, if any of our distributors or sales agents exclusively adopts a product other than QAD software products, or if any distributor or sales agent reduces its sales efforts relating to QAD software products or increases support for competitive products, we could be adversely affected.

        In fiscal 2005, QAD will begin implementing a new Business Process Cycle (BPC) pricing and licensing model for its solutions. Currently, QAD applications are priced and licensed primarily on a per user basis. These traditional user based metrics were developed in the mainframe era and we believe that over time these metrics will no longer be appropriate for multi-layered solutions, automated processes and computer-to-computer communications. With BPC pricing, QAD products will be licensed based upon a combination of the number of users and the extent to which a QAD customer leverages QAD's software to automate, manage, streamline and optimize its key business processes. This pricing model defines six core business process cycles and measures the number of records involved in a given business process cycle to determine price. The cycles are as follows: Sales (Quote to Cash), Manufacturing (Plan and Execute), Purchasing (Requisition to Payment), Supply Chain (Plan and Fulfill), Service and Support and Fixed Assets. There are no assurances that such a licensing model will be accepted in the marketplace or will yield revenue comparable to the current licensing method.

RELIANCE ON RELATIONSHIPS WITH THIRD-PARTIES

        We are reliant on relationships with third-parties.    We have certain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and the implementation of our products. We are aware that these third-party providers do not provide system integration services exclusively for our products and in many instances these firms have similar, and often more established, relationships with our principal competitors. We expect to continue to utilize third-party system integrators.

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

        Numerous organizations provide services in connection with QAD software. These third-parties may not provide the level and quality of service required to meet the needs of our customers and we may not be able to maintain an effective, long-term relationship with these third-parties. Further, we cannot ensure that these third-party implementation providers, some of which have significantly greater financial, technical, personnel and marketing resources than QAD, will not market software products in competition with us in the future or will not otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to maintain our existing relationships or to establish new relationships in the future, or the failure of these third-parties to meet the needs of our customers, could have an adverse effect on us. In addition, if these third-parties exclusively adopt a product or technology other than QAD software products or technology, or if these third-parties reduce their support of QAD software products and technology or increase such support for competitive products or technology, we could be adversely affected.

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

INTEGRATION OF ACQUIRED BUSINESS AND INTELLECTUAL PROPERTY

        On November 12, 2002, we acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering ten European countries and North America from BDM International, Inc. and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner, operated businesses that primarily focused on systems installation, integration and services in connection with MFG/PRO software. Given the difficulty in combining such complex operations, the continued integration of this acquisition will continue to require some level of management attention and may cause disruptions in our operations and divert management's attention from day-to-day operations. We may not fully realize the anticipated benefits of this acquisition, our profitability may suffer due to on-going integration related costs, and we may incur unanticipated liabilities or losses generated by the acquired business.

        In addition, we have embarked on an opportunistic strategy of acquiring certain niche products to extend and enhance our product offering. These acquisitions involve third party products, or software developed by a customer, that were already in use with our software but only on a limited basis geographically. These include products such as a module within our Distributed Order Management suite of applications (known as CSS), our inventory management product (known as AIM), our QAD Sequencing (or Just in Time) software and our Business Intelligence solution, of which the latter two are not yet in general release. There is no assurance that we will be successful in integrating these acquisitions, or any future acquisitions, into our business and any failure to do so may adversely affect our results.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

        Our operations are international in scope, which exposes us to additional risk, including currency-related risk.    For the last three fiscal years, we derived approximately 60% of our total revenue from sales outside the United States. Of our more than 5,200 licensed sites in more than 80 countries, as of January 31, 2004, approximately 80% are outside the United States. Our foreign exchange risk is discussed in Item 7A of this Annual Report on Form 10-K.

        Continued terrorism threats and war in the Middle East have had a negative impact on the global economy.    The adverse consequences of war and the effects of terrorism have had a negative affect on the global economy. Prolonged conflict could negatively impact our ability to raise additional funds if needed and our revenues will be adversely affected if consumers and businesses choose to cut back spending due to conflicts or such threats.

        Labor laws vary by country exposing us to potential costs not typically borne in the United States.    The nature of our international business, and that of our customers, is such that we have to regularly review the composition of our workforce on a country by country basis and determine if we have the appropriate workforce in place. We have in the past, and may in the future, be subject to costs associated with restructuring our workforce in a given country. The costs of such restructurings, should they be necessary, may be significant and could adversely affect our results.

RISKS DUE TO BUSINESS INTERRUPTIONS

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control.    A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. Although the facilities in which we host our computer systems are designed to be fault tolerant and disaster recovery procedures are in place, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. In addition, terrorist acts or acts of war may cause damage or disruption to us and our employees, facilities, suppliers, distributors and customers, which could have a material adverse effect on our operations and financial results. If a business interruption occurs, our business could be seriously harmed.

EFFECT OF SUBSTANTIAL SALES OF STOCK

        Substantial sales of our stock could negatively affect its price.    As of January 31, 2004, QAD had 33.8 million shares of common stock outstanding and 4.0 million outstanding stock options under stock option plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of our stock.

THE MARKET FOR OUR STOCK IS VOLATILE

        The market prices for securities of technology companies, such as QAD, have been quite volatile.    Quarter to quarter variations in our operating results, changes in our guidance on revenues and earnings estimates, announcements of technological innovations or new products by us, or by our competitors, announcements of major contract awards, changes in accounting standards or regulatory requirements as promulgated by the FASB, PCAOB, SEC, NASDAQ or other regulatory entities, and other events or factors may have a significant impact on the market price of our stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. These conditions may adversely affect the market price of our stock. Because of these and other factors affecting our operating results, past financial performance should not be considered as an indicator of future stock performance, and investors should not use historical trends to anticipate results or trends in future periods.

PRINCIPAL STOCKHOLDERS

        Our principal stockholders are also directors.    As of March 31, 2004, Pamela and Karl Lopker jointly and beneficially owned approximately 53% of our outstanding common stock. Recovery Equity Investors II, L.P. (REI) owned approximately 9% of our outstanding common stock. On a combined basis, current directors and executive officers beneficially owned approximately 63% of the common stock. Pamela and Karl Lopker currently constitute two of the seven members of the board of directors and are also officers of QAD in their capacity as President and CEO, respectively. A general partner of the general partner of REI is also on the QAD board of directors.

IMPACT OF LEGISLATION

        Concern about corporate governance in the U.S. has caused government agencies to enact more stringent controls including primarily requirements associated with the Sarbanes-Oxley Act of 2002.    These changes impact the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of a new independent oversight board for public accounting firms, enhanced disclosure requirements for public companies and their insiders, required certification by CEO's and CFO's of SEC financial filings, prohibitions on certain loans to officers and directors, efforts to curb potential securities analysts' conflicts of interest, possible forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, protections provided under a formal system to handle complaints to the audit committee, and enhanced civil and criminal penalties for violations of securities laws. It is difficult to predict the impact of these changes, however it will increase the costs of securities law compliance for publicly traded companies such as ours.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Exchange.    In fiscal 2004, approximately 35% of our revenue was denominated in foreign currencies compared to 30% and 35% in fiscal years 2003 and 2002, respectively. We also incur a significant portion of our expenses in currencies other than the U.S. Dollar. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

        Fluctuations in currencies relative to the U.S. Dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. In fiscal 2004, 2003 and 2002, foreign currency transaction and remeasurement (gains) and losses totaled $(36,000), $818,000 and $464,000, respectively, and are included in "Other (income) expense, net" in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

        We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2005 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2004 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of QAD management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding QAD directors is set forth in the section entitled "Election of Directors" appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2004 (Proxy Statement), which information is incorporated herein by reference.

        In addition, information required by Item 10 with respect to our audit committee and our code of ethics applying to our principal executive officer(s) and principal financial and accounting officers, is incorporated by reference from the Proxy Statement.

        Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is set forth under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information regarding services performed by, and fees paid to, our independent auditors is set forth under the caption "Principal Accounting Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Annual Report on Form 10-K:

QAD INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  2. FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

PAGE
II. VALUATION AND QUALIFYING ACCOUNTS	84

        All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

(A)  3. EXHIBITS

        See the Index of Exhibits at page 87.

(B)  REPORTS ON FORM 8-K

        On November 25, 2003, QAD Inc. filed a Current Report on Form 8-K reporting under Item 12 related to the Registrant's press release announcing fiscal 2004 third quarter results and guidance for the fiscal 2004 fourth quarter and full year.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
QAD Inc.:

        We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2004. These consolidated financial statements are the responsibility of QAD's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries at January 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 4 to the consolidated financial statements, the company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on February 1, 2002.

                      KPMG LLP

Los Angeles, California
March 2, 2004

QAD INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2004	2003
Assets
Current assets:
Cash and equivalents	$59,784	$50,188
Restricted cash	—	1,016
Accounts receivable, net	65,455	57,340
Other current assets	13,352	15,340

Total current assets	138,591	123,884
Property and equipment, net	34,485	21,543
Capitalized software costs, net	2,966	2,077
Goodwill	11,306	10,502
Other assets, net	2,480	4,300

Total assets	$189,828	$162,306

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$11,987	$2,000
Accounts payable	12,553	12,280
Deferred revenue	69,252	65,860
Other current liabilities	38,821	36,927

Total current liabilities	132,613	117,067
Long-term debt	7,720	9,125
Other liabilities	1,882	42
Minority interest	500	329
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,334,291 shares and 34,693,019 shares at January 31, 2004 and 2003, respectively	35	34
Additional paid-in capital	119,411	115,800
Treasury stock, at cost (1,561,056 shares at January 31, 2004)	(8,100)	—
Accumulated deficit	(58,038)	(73,244)
Accumulated other comprehensive loss	(6,195)	(6,847)

Total stockholders' equity	47,113	35,743

Total liabilities and stockholders' equity	$189,828	$162,306

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended Jaunuary 31,
	2004	2003	2002
Revenue:
License fees	$69,029	$56,023	$62,820
Maintenance and other	114,686	106,294	103,624
Services	46,937	32,931	39,341

Total revenue	230,652	195,248	205,785

Costs and expenses:
Cost of license fees	10,299	8,620	12,396
Cost of maintenance, service and other revenue	81,215	66,378	74,605
Sales and marketing	60,183	61,723	59,365
Research and development	36,191	33,395	31,672
General and administrative	24,228	21,824	22,882
Amortization of intangibles from acquisitions	887	1,165	3,538
Impairment loss	—	151	2,066
Restructuring	(346)	5,287	93

Total costs and expenses	212,657	198,543	206,617

Operating income (loss)	17,995	(3,295)	(832)
Other (income) expense:
Interest income	(540)	(752)	(1,365)
Interest expense	943	1,614	2,359
Other (income) expense, net	(1,803)	1,141	587

Total other (income) expense	(1,400)	2,003	1,581

Income (loss) before income taxes and cumulative effect of accounting change	19,395	(5,298)	(2,413)
Income tax expense	3,078	1,300	2,900

Income (loss) before cumulative effect of accounting change	16,317	(6,598)	(5,313)
Cumulative effect of accounting change	—	1,051	—

Net income (loss)	$16,317	$(7,649)	$(5,313)

Basic net income (loss) per share:
Before cumulative effect of accounting change	$0.49	$(0.19)	$(0.16)
Cumulative effect of accounting change	—	0.03	—

Basic net income (loss) per share	$0.49	$(0.22)	$(0.16)

Diluted net income (loss) per share:
Before cumulative effect of accounting change	$0.47	$(0.19)	$(0.16)
Cumulative effect of accounting change	—	0.03	—

Diluted net income (loss) per share	$0.47	$(0.22)	$(0.16)

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock and Additional Paid-in Capital
				Treasury Stock		Restricted Stock		Accumulated Other Comprehensive Loss
			Accumulated Deficit						Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance, January 31, 2001	33,747	$114,033	$(60,282)	—	$—	(6)	$(112)	$(4,343)	$49,296
Comprehensive loss:
Net loss	—	—	(5,313)	—	—	—	—	—	(5,313)	$(5,313)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,871)	(2,871)	(2,871)

Total comprehensive loss										$(8,184)

Stock activity:
Under employee stock purchase plan	504	881	—	—	—	—	—	—	881
Under stock options	1	2	—	—	—	—	—	—	2
Under restricted stock awards	7	—	—	—	—	—	102	—	102
Restricted stock awards cancelled	(6)	(10)	—	—	—	6	10	—	—
Other	—	39	—	—	—	—	—	—	39

Balance, January 31, 2002	34,253	114,945	(65,595)	—	—	—	—	(7,214)	42,136

Comprehensive loss:
Net loss	—	—	(7,649)	—	—	—	—	—	(7,649)	$(7,649)
Foreign currency translation adjustments	—	—	—	—	—	—	—	367	367	367

Total comprehensive loss										$(7,282)

Stock activity:
Under employee stock purchase plan	417	804	—	—	—	—	—	—	804
Under stock options	23	78	—	—	—	—	—	—	78
Other	—	7	—	—	—	—	—	—	7

Balance January 31, 2003	34,693	115,834	(73,244)	—	—	—	—	(6,847)	35,743

Comprehensive income:
Net income	—	—	16,317	—	—	—	—	—	16,317	$16,317
Foreign currency translation adjustments	—	—	—	—	—	—	—	652	652	652

Total comprehensive income										$16,969

Stock activity:
Under employee stock purchase plan	79	293	(26)	82	426	—	—	—	693
Under stock options	562	1,580	(1,085)	1,375	6,765	—	—	—	7,260
Under stock warrants	—	520	—	225	1,167	—	—	—	1,687
Reclassification of prior years' treasury share purchases	—	1,219	—	(306)	(1,219)	—	—	—	—
Repurchase of common stock	—	—	—	(2,937)	(15,239)	—	—	—	(15,239)

Balance, January 31, 2004	35,334	$119,446	$(58,038)	(1,561)	$(8,100)	—	$—	$(6,195)	$47,113

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$16,317	$(7,649)	$(5,313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,082	10,637	14,766
Provision for doubtful accounts and sales adjustments	137	836	1,468
(Gain) loss on disposal of equipment	(1,542)	209	164
Impairment loss	—	151	2,066
Asset write-off	—	—	250
Restructuring	(346)	5,287	93
Cumulative effect of accounting change	—	1,051	—
Other, net	171	(180)	17
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,803)	10,447	17,403
Other assets	2,450	(2,119)	722
Accounts payable	(681)	(1,667)	(4,967)
Deferred revenue	683	4,041	(4,149)
Other liabilities	372	(7,603)	(1,017)

Net cash provided by operating activities	19,840	13,441	21,503
Cash flows from investing activities:
Purchase of property and equipment	(17,785)	(9,261)	(3,845)
Restricted cash under construction loan	1,016	(1,016)	—
Capitalized software costs	(929)	(1,446)	(636)
Acquisitions of businesses, net of cash acquired	(445)	785	—
Proceeds from sale of property and equipment	3,395	145	18

Net cash used in investing activities	(14,748)	(10,793)	(4,463)
Cash flows from financing activities:
Proceeds from construction loan	10,468	—	—
Repayments of long-term debt	(2,005)	(6,377)	(3,244)
Proceeds from issuance of common stock	9,640	882	883
Repurchase of common stock	(15,239)	—	—

Net cash provided by (used in) financing activities	2,864	(5,495)	(2,361)
Effect of exchange rates on cash and equivalents	1,640	2,253	(397)

Net increase (decrease) in cash and equivalents	9,596	(594)	14,282
Cash and equivalents at beginning of period	50,188	50,782	36,500

Cash and equivalents at end of period	$59,784	$50,188	$50,782

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,061	$1,531	$2,009
Income taxes, net of refunds	(70)	(100)	353
Supplemental disclosure of non-cash investing activities:
Forgiveness of accounts receivable (payable) in connection with acquisitions of businesses	—	(2,836)	—
Realization of acquired deferred tax asset	375	117	—
Adjustments to goodwill acquired	284	—	—
Future obligations associated with technology purchases	1,400	—	—

See accompanying notes to consolidated financial statements.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

        QAD Inc., a Delaware Corporation (QAD), was founded in 1979 and is a global provider of enterprise resource planning (ERP) software applications for multi-national, large and mid-range manufacturing and distribution companies. QAD serves the specific needs of the automotive, consumer products, electronics, food and beverage, industrial and medical industries. We market, distribute, implement and support our products worldwide. QAD enterprise applications provide functionality for managing manufacturing resources and operations within and beyond the enterprise, enabling global manufacturers to collaborate with their customers, suppliers and partners to improve delivery performance and reduce production and inventory costs.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the financial statements.

USE OF ESTIMATES

        The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management, with consideration given to materiality, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets, capitalized software costs, valuation of deferred tax assets and accounting for stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management's judgment involved in each.

CASH AND EQUIVALENTS

        Cash and equivalents consist of cash and short-term investments. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

        QAD licenses its software under non-cancelable license agreements including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical, implementation and training. Revenue is recognized in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Our revenue recognition policy is as follows:

          License Revenue. We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered,

  no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific, objective evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. Subscription license revenue from our hosted MFGx.net product offerings is recognized ratably over the contract period. Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software.

          Maintenance Revenue. Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

          Services Revenue. Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts. Although infrequent, we do at times enter into fixed price services contracts for which we recognize the services revenue on the percentage-of-completion method as prescribed by Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts", and in SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue from training services is recognized as the services are performed.

ACCOUNTS RECEIVABLE ALLOWANCES

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

COMPUTATION OF NET INCOME OR LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended January 31,
	2004	2003	2002
	(in thousands, except per share data)

Net income (loss)	$16,317	$(7,649)	$(5,313)

Weighted average shares of common stock outstanding—basic	33,123	34,460	34,055
Weighted average shares of common stock equivalents issued using the treasury stock method	1,759	—	—

Weighted average shares of common stock and common stock equivalents outstanding—diluted	34,882	34,460	34,055

Basic net income (loss) per share	$0.49	$(0.22)	$(0.16)

Diluted net income (loss) per share	$0.47	$(0.22)	$(0.16)

        Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 0.4 million, 3.9 million and 4.1 million for fiscal 2004, 2003 and 2002, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for fiscal 2003 and 2002, basic and diluted per share amounts are the same.

FOREIGN CURRENCY TRANSLATION

        The financial position and results of operations of our foreign subsidiaries are generally determined using the country's local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss), which is included in "Accumulated other comprehensive loss" within our Consolidated Balance Sheets.

        Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity's functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) and losses for fiscal 2004, 2003 and 2002 totaled $(36,000), $818,000 and $464,000, respectively, and are included in "Other (income) expense, net" in the accompanying Consolidated Statements of Operations.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

        At January 31, 2003, we had $1.0 million in restricted cash in connection with securing our construction loan as described in note 7 within these Notes to Consolidated Financial Statements. During fiscal 2004, we fully utilized this cash to help fund the construction project, its intended use.

        The carrying amounts of cash and equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Our debt instruments bear variable market interest rates, subject to certain minimum interest rates. The carrying values of these instruments reasonably approximate fair value. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of our total revenue in any of the last three fiscal years. Also, no single customer accounted for 10% or more of accounts receivable at January 31, 2004 or 2003.

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

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), we periodically review applicable assets for triggering events and, if necessary, for impairment in value based upon undiscounted future operating cash flows from those assets. If it is determined that the carrying amount of an asset may not be recovered, appropriate losses are recognized.

        Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Other intangible assets include customer contracts, non-compete agreements and acquired intellectual property. Through January 31, 2002, goodwill and other intangible assets were amortized using the straight-line method over lives of 10 to 15 years and 2 to 5 years, respectively. Effective February 1, 2002, as required under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill is no longer amortized. Instead, goodwill is assessed on at least an annual basis for impairment at the reporting unit level by applying a fair value-based test. For further discussion related to SFAS 142 and its adoption, see note 4 within these Notes to Consolidated Financial Statements. Prior to February 1, 2002, we tested goodwill for impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which required periodic review for impairment in value based upon undiscounted future operating cash flows from those assets, and appropriate losses were recognized, whenever the carrying amount of an asset might not be recovered.

CAPITALIZED SOFTWARE COSTS

        We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We also capitalize software purchased from third parties or through business combinations as acquired software technology if the related software under development has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing).

        Capitalized software costs are amortized on a straight-line basis over three years. We periodically compare the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the Consolidated Statement of Operations.

RESEARCH AND DEVELOPMENT

        All costs incurred to establish the technological feasibility of our computer software products are expensed to research and development as incurred within our Consolidated Statements of Operations.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. The components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments. We do not provide for income taxes on foreign currency translation adjustments since we do not provide for taxes on the unremitted earnings of our foreign subsidiaries. The changes in "Accumulated other comprehensive loss" are included in our Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss).

ACCOUNTING FOR STOCK-BASED COMPENSATION

        We account for our stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards or changes in grantee status. No employee stock option compensation expense is reflected in our results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services", which requires entities to recognize an expense based on the fair value of the related awards. Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123" amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We are not currently required to transition to use a fair value method of accounting for stock-based employee compensation. Instead, we have elected to provide the required disclosures as if we had transitioned. The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation.

	Years Ended January 31,
	2004	2003	2002
	(in thousands, except per share data)

Net income (loss) as reported	$16,317	$(7,649)	$(5,313)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	(12)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,153	3,516	4,436

Pro forma net income (loss)	$13,164	$(11,165)	$(9,761)

Net income (loss) per share:
As reported:
Basic	$0.49	$(0.22)	$(0.16)
Diluted	0.47	(0.22)	(0.16)
Pro forma:
Basic	$0.40	$(0.32)	$(0.29)
Diluted	0.38	(0.32)	(0.29)

        The fair value of stock options and stock purchased under our employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for fiscal 2004, 2003 and 2002:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield
Options:
2004	5.50	1.01	3.49%	—
2003	6.50	1.05	3.55%	—
2002	6.50	1.08	4.94%	—
ESPP:
2004	0.25	1.01	1.39%	—
2003	0.25	1.05	1.73%	—
2002	0.25	1.08	4.03%	—

RECENT ACCOUNTING STANDARDS

        In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Since we do not currently transact in such instruments nor undertake hedging transactions, the adoption of this statement did not have a material impact on our financial condition or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued Revised Interpretation No. 46 (FIN 46R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether the consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003, and for entities considered to be special purpose entities, no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 and FIN 46R had no effect on our financial condition or results of operations.

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial condition or results of operations.

RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform to current year presentation.

2. BUSINESS COMBINATIONS

TRW Integrated Supply Chain Solutions

        In November 2002, QAD acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering 10 European countries and North America from BDM International, Inc. (a wholly-owned subsidiary of TRW Inc.) and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner pursuant to an agreement with QAD, operated businesses that primarily focused on systems installation, integration and services in connection with the MFG/PRO software owned and licensed by QAD and other QAD-related goods and services.

        Under the terms of the Stock and Asset Purchase Agreement, QAD paid $1.0 million in cash and incurred transaction costs, including direct acquisition costs, involuntary termination costs and facility related costs, of approximately $5.7 million. The transaction included the purchase of the stock of BDM UK Limited (BDM UK) and its thirteen wholly-owned European subsidiaries, the acquisition of assets and assumption of certain liabilities of the businesses in Germany and North America, and TRW Systems' agreement not to compete for the next 3 years. QAD funded the purchase price received by BDM International, Inc. and TRW Inc. with cash generated from operating activities. Pursuant to the agreement, BDM UK became a wholly-owned subsidiary of QAD. The acquisition is accounted for as a business combination and, accordingly, the total purchase price is allocated to the acquired assets, including identifiable intangible assets, goodwill and liabilities at their fair values as of the acquisition date. Our Consolidated Statements of Operations do not include revenue or expenses related to the acquisition prior to November 2002.

The calculation of the original purchase price of TRW ISCS for the assets and liabilities acquired is presented below.

(in thousands)
Cash paid	$1,000
Direct acquisition costs	1,281
Restructuring activities	4,390
Forgiveness of debt	(2,836)

Total purchase price	$3,835

        In accordance with the agreement, approximately $2.8 million of net payables to TRW ISCS that arose prior to the consummation of the acquisition were forgiven. This forgiveness was consideration in determining the purchase price as detailed above. Under Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS 141), the total purchase price was allocated to the acquired assets and liabilities based on their estimated fair values. The total purchase price was allocated to tangible assets ($9.0 million) and liabilities ($7.9 million), identifiable intangible assets ($0.6 million) and goodwill acquired ($2.2 million) as of November 2002.

        Specifically identified intangible assets included customer contracts ($0.3 million), intellectual property ($0.2 million) and a non-compete agreement with the seller ($0.1 million). These intangible assets were included in "Other assets, net" in our Consolidated Balance Sheet at January 31, 2003. Intellectual property was comprised of certain software developed by TRW ISCS that is complimentary to MFG/PRO, such as Advanced Inventory Management (AIM) Warehousing.

        No deferred tax adjustment was made related to the TRW ISCS acquisition since QAD provided a valuation allowance to fully offset its deferred tax assets. Based upon the weight of both positive and negative evidence regarding the recoverability of deferred tax assets, QAD concluded that a valuation allowance was required to fully offset the net deferred tax assets, as it was more likely than not that the deferred tax assets would not be realized. During fiscal 2004 and 2003, approximately $0.4 million and $0.1 million, respectively, of acquired deferred tax assets were realized and served to decrease goodwill accordingly.

Acquisition related restructuring activities

        In connection with the acquisition of TRW ISCS, we recognized certain liabilities in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." Upon consummation of the acquisition, we formulated a plan to eliminate redundant positions and facilities within TRW ISCS. During the fourth quarter of fiscal 2003, the plan was implemented. The related actions resulted in a $4.4 million increase to the purchase price of TRW ISCS and included a reduction of approximately 40 employees across most functions ($2.8 million) and facility consolidations ($1.6 million). As of January 31, 2004, of the $4.4 million acquisition related restructuring charge, $3.2 million was utilized and $0.1 million was adjusted downwards due to a change in estimate. We expect to pay the remaining balance of $1.1 million, consisting mainly of lease obligations, by the end of fiscal 2017.

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)
Balances, January 31, 2002	$—	$—	$—
Fiscal 2003 activity:
Charges	1,600	2,790	4,390
Utilization	(82)	(2,125)	(2,207)

Balances, January 31, 2003	$1,518	$665	$2,183

Fiscal 2004 activity:
Utilization	(321)	(635)	(956)
Adjustments	(121)	20	(101)

Balances, January 31, 2004	$1,076	$50	$1,126

Final purchase price allocation

        As of January 31, 2003, the purchase price allocation related to the TRW ISCS acquisition reflected certain assumptions and estimates deemed probable by management regarding the assets and liabilities acquired, including estimated involuntary termination and facility related costs. Those estimates and assumptions were preliminary due to a variety of factors, including access to additional information, which could have resulted in adjustment to, among other items, identifiable assets and goodwill. During fiscal 2004, upon the completion of a final analysis of the total purchase cost and the fair value of the assets and liabilities assumed, including estimated involuntary termination and facility related costs, a final determination of required purchase accounting adjustments was made resulting in an approximate $0.7 million decrease to goodwill.

Pro forma results of operations

        The following unaudited pro forma combined financial information is presented as if QAD and TRW ISCS had been combined as of February 1, 2001. This information is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have been realized had the entities been a single entity during the periods presented. Unaudited pro forma results of operations are indicated below.

	Twelve Months Ended January 31,
	2003	2002
	(in thousands, except per share data)
Pro Forma Results of Operations:
Revenue	$214,021	$235,163
Loss before cumulative effect of accounting change	(11,368)	(15,652)
Net loss	(12,419)	(15,652)
Basic and diluted net loss per share:
Before cumulative effect of accounting change	$(0.33)	$(0.46)
Cumulative effect of accounting change	0.03	—
Basic and diluted net loss per share	$(0.36)	$(0.46)

3. CAPITALIZED SOFTWARE COSTS

        Capitalized software costs and accumulated amortization at January 31, 2004 and 2003 were as follows:

	2004	2003
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$2,309	$6,137
Acquired software technology	1,850	—

	4,159	6,137
Accumulated amortization	(1,193)	(4,060)

Capitalized software costs, net	$2,966	$2,077

        Amortization of capitalized software costs of $1.5 million in fiscal 2004, $2.1 million in 2003 and $3.0 million in 2002 is included in "Cost of license fees" in the accompanying Consolidated Statements of Operations. The decrease in capitalized software development costs was due to the write-off of fully amortized costs during fiscal 2004. This write-off did not impact "Capitalized software costs, net."

        During the fiscal 2004 third quarter, QAD acquired intellectual property comprised of certain software that is complementary to MFG/PRO and is part of our Customer Self-Service solution. The acquisition price includes a total of $750,000 in guaranteed payments, payable annually over three years, beginning with $250,000 paid upon acquisition. The agreement also sets forth additional potential future contingent payments by QAD of up to $250,000 per year for three years commencing upon acquisition, based on future sales of the acquired software when used with certain versions of MFG/PRO.

        During the fiscal 2004 fourth quarter, QAD acquired intellectual property comprised of certain software that is complementary to MFG/PRO and is part of our Business Intelligence solution. The acquisition price includes a total of $900,000 in guaranteed payments, payable annually over three years beginning with $300,000 due in February 2004. The agreement also sets forth potential future contingent payments by QAD for three years commencing upon acquisition, based on future sales of the acquired software.

        Future guaranteed payments associated with the aforementioned software technology acquisition agreements of $550,000 and $850,000 are included in "Other current liabilities" and "Other liabilities", respectively, within our Consolidated Balance Sheet as of January 31, 2004.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        For the applicable reporting units, the changes in the carrying amount of goodwill were as follows (reporting unit regions are defined in note 11 within these Notes to Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)
Balances, January 31, 2002	$6,325	$1,036	$966	$8,327
Fiscal 2003 activity:
Goodwill acquired	2,191	151	—	2,342
Cumulative effect of accounting change	—	(1,051)	—	(1,051)
Goodwill impairment loss	—	(151)	—	(151)
Realization of acquired deferred tax asset	(117)	—	—	(117)
Impact of foreign currency translation	1,293	15	(156)	1,152

Balances, January 31, 2003	9,692	—	810	10,502
Fiscal 2004 activity:
Goodwill acquired	—	262	—	262
Adjustments to goodwill acquired	(729)	—	—	(729)
Realization of acquired deferred tax asset	(375)	—	—	(375)
Impact of foreign currency translation	1,639	18	(11)	1,646

Balances, January 31, 2004	$10,227	$280	$799	$11,306

        In connection with the adoption of SFAS 142 on February 1, 2002, all reporting units were valued and tested for impairment where applicable. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. The impairment loss recorded for Asia Pacific related to anticipated trends in this reporting unit as the recovery of the manufacturing sector tends to lag behind the other regions. In accordance with the transition provisions of SFAS 142, a $1.1 million impairment loss related to Asia Pacific goodwill was recorded as a cumulative effect of accounting change and is included in our Consolidated Statement of Operations for the fiscal year ended January 31, 2003.

        During fiscal 2004 and 2003, the selling entity of an acquired business in Asia Pacific received earnout payments of $0.3 million and $0.2 million, respectively, based on financial performance under the purchase agreement. These payments effectively served to increase the purchase price of the acquisition, thus adding to our goodwill balance. Based on these earnout payments, the Asia Pacific reporting unit was again valued and tested for impairment under SFAS 142. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. The results of the fiscal 2004 test yielded no indication of impairment. However, in accordance with the provisions of SFAS 142, the fiscal 2003 additional $0.2 million of goodwill in Asia Pacific was deemed to be fully impaired and the related impairment loss is included in our Consolidated Statement of Operations for the fiscal year ended January 31, 2003.

        In November 2002, we acquired $2.2 million of goodwill in connection with the acquisition of TRW ISCS. This goodwill was allocated completely to the EMEA reporting unit. During fiscal 2004, we recorded purchase accounting adjustments of $0.7 million to the purchase price allocation for identifiable assets, liabilities and goodwill acquired in connection with the acquisition of TRW ISCS. These adjustments were mainly due to certain liabilities deemed no longer necessary after analysis of additional information not available at the date of acquisition. For further discussion of the TRW ISCS acquisition, see note 2 within these Notes to Consolidated Financial Statements.

        SFAS 109 requires that management consider whether it is more likely than not that some portion or all of deferred tax assets will be realized. At the date of the TRW ISCS acquisition, management considered that it was more likely than not that the acquired TRW ISCS deferred tax assets would not be realized. However, during fiscal 2004 and 2003, $0.4 million and $0.1 million, respectively, of TRW ISCS deferred tax assets were realized, resulting in a corresponding decrease in goodwill.

        SFAS 142 requires us to analyze goodwill for impairment at least on an annual basis. We have chosen the fourth quarter of our fiscal year as our annual test period. During the fourth quarter of fiscal year 2004 and 2003, in connection with our annual test, all reporting units containing goodwill were valued and tested for impairment. The fair value of each reporting unit was determined using an equally weighted income and market approach. The results of this test yielded no indication of impairment for each applicable reporting unit.

        For comparability, the following table assumes that SFAS 142 was adopted on February 1, 2001. The table adjusts net income (loss) before cumulative effect of accounting change for amortization expense related to goodwill.

	Years Ended January 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss) before cumulative effect of accounting change	$16,317	$(6,598)	$(5,313)
Adjustments to net income (loss):
Goodwill amortization	—	—	1,153

Adjusted net income (loss) before cumulative effect of accounting change	$16,317	$(6,598)	$(4,160)

Basic net income (loss) per share:
Net income (loss) before cumulative effect of accounting change	$0.49	$(0.19)	$(0.16)
Goodwill amortization	—	—	0.04

Adjusted net income (loss) before cumulative effect of accounting change	$0.49	$(0.19)	$(0.12)

Diluted net income (loss) per share:
Net income (loss) before cumulative effect of accounting change	$0.47	$(0.19)	$(0.16)
Goodwill amortization	—	—	0.04

Adjusted net income (loss) before cumulative effect of accounting change	$0.47	$(0.19)	$(0.12)

        During fiscal 2002, we determined that the technology related to Enterprise Engines, Inc. (EEI) was impaired, and deemed to have no fair value due to our shift from the use of the EEI toolset to the IBM WebSphere toolset underlying the QAD eQ product. Accordingly, an impairment loss of $1.9 million was recorded to the fiscal 2002 Consolidated Statement of Operations related to the remaining book value of EEI goodwill.

Intangible Assets

	January 31,
	2004	2003
	(in thousands)
Amortizable intangible assets (various, principally customer contracts)	$11,175	$10,280
Less: accumulated amortization	(10,522)	(8,752)

Net amortizable intangible assets	$653	$1,528

        The increase in amortizable intangible assets from January 31, 2003 to January 31, 2004 is primarily due to the impact of foreign currency translation. As of January 31, 2004 and 2003, all of our intangible assets were determined to have definite useful lives, and therefore were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.9 million, $1.2 million and $2.4 million for fiscal 2004, 2003 and 2002, respectively.

        The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2005, 2006 and 2007 is $389,000, $229,000 and $35,000, respectively. No additional amortization is estimated in fiscal 2008 and thereafter.

        In connection with the impaired EEI technology discussed under "Goodwill" above, an impairment loss of $0.1 million was recorded to the fiscal 2002 Consolidated Statement of Operations related to the remaining book value of EEI other intangible assets.

5. RESTRUCTURING CHARGES

        In prior years, we implemented restructuring programs designed to strengthen operations and financial performance. Charges and adjustments related to restructurings are included in "Restructuring" in our Consolidated Statements of Operations. Below is a discussion of recent restructuring programs and related activity through January 31, 2004.

        During fiscal 2003, we implemented cost reduction programs aimed at reducing annualized operating expenses to better align them with then current business levels. The related actions resulted in a combined $4.4 million charge that included a reduction of approximately 130 employees across all regions and functions ($4.1 million), facility consolidations ($0.1 million), and associated asset write-downs ($0.2 million). In addition, during fiscal 2003, we recorded an adjustment of $0.9 million as an increase to total costs and expenses, related to the fiscal 2002 restructuring accrual as noted below. As of January 31, 2004, of the combined $4.4 million fiscal 2003 restructuring charges, $4.3 million was utilized and $0.1 million was adjusted downward because employee termination costs were lower than originally estimated.

        During fiscal 2002, we continued our fiscal 2001 initiative to strengthen operating and financial performance by sharpening the focus of our solutions for multi-national customers. The related actions resulted in $1.1 million of charges that primarily related to the reduction of office space in three of our North American locations. In addition, during fiscal 2002, we recorded adjustments totaling $1.0 million, to the fiscal 2001 restructuring accrual, as reductions to total costs and expenses. As noted above, during fiscal 2003, the fiscal 2002 restructuring accrual was increased $0.9 million due to the Company's inability to sublease certain office space as originally planned. During fiscal 2004, we recorded an adjustment of $0.3 million as a decrease to total costs and expenses related to the fiscal 2002 restructuring accrual to reflect a change in utilization related to a previously vacated leased office space. As of January 31, 2004, of the $1.7 million fiscal 2002 restructuring charges, as adjusted, $1.4 million was utilized. The remaining balance of $0.3 million, related to lease obligations, is expected to be paid through fiscal 2005.

        The following table presents the restructuring activities through January 31, 2004, resulting from the previously mentioned programs:

	Lease Obligations	Employee Termination Costs	Asset Write-Downs	Total Restructuring
	(in thousands)

Balances, January 31, 2001	$485	$1,302	$—	$1,787
Fiscal 2002 activity:
Net charge	845	209	61	1,115
Utilization	(189)	(615)	(61)	(865)
Adjustments	(157)	(865)	—	(1,022)

Balances, January 31, 2002	984	31	—	1,015
Fiscal 2003 activity:
Net charge	79	4,172	161	4,412
Utilization	(856)	(3,485)	(161)	(4,501)
Adjustments	885	(9)	—	875

Balances, January 31, 2003	1,092	709	—	1,801
Fiscal 2004 activity:
Utilization	(509)	(641)	—	(1,150)
Adjustments	(278)	(68)	—	(346)

Balances, January 31, 2004	$305	$—	$—	$305

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2004	2003
	(in thousands)
Accounts receivable, net
Accounts receivable	$70,400	$63,432
Less allowance for:
Doubtful accounts	(1,687)	(2,185)
Sales adjustments	(3,258)	(3,907)

	$65,455	$57,340

Other current assets
Deferred maintenance	$5,661	$6,182
Prepaid expenses	6,011	5,352
Asset held for sale	—	1,800
Other	1,680	2,006

	$13,352	$15,340

Property and equipment, net
Computer equipment and software	$43,526	$47,153
Buildings	20,935	7,045
Furniture and office equipment	15,416	15,231
Leasehold improvements	6,819	6,724
Land	3,000	3,000
Automobiles (including under capital lease)	402	338

	90,098	79,491
Less accumulated depreciation and amortization	(55,613)	(57,948)

	$34,485	$21,543

Deferred revenue
Deferred maintenance revenue	$65,960	$63,465
Other deferred revenue	3,292	2,395

	$69,252	$65,860

Other current liabilities
Accrued compensation and related expenses	$17,821	$15,982
Other current liabilities	21,000	20,945

	$38,821	$36,927

7. LONG-TERM DEBT

	January 31,
	2004	2003
	(in thousands)
Total debt
Credit facility	$9,125	$11,125
Construction loan	10,468	—
Capital lease obligations	114	—

	19,707	11,125
Less current maturities	11,987	2,000

Long-term debt	$7,720	$9,125

        The aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows: $12.0 million in 2005; $7.6 million in 2006; $0.1 million in 2007; with no additional maturities in 2008 and thereafter.

Credit Facility

        In September 2000, we entered into a five-year senior credit facility (Facility) with Foothill Capital Corporation, now known as Wells Fargo Foothill Business Finance (WFF). The maximum available amount of borrowings under the Facility is $30.0 million. The Facility is secured by certain assets of QAD Inc., including certain cash, receivables, property, intellectual property rights, copyrights, and stock of subsidiary corporations. We pay an annual commitment fee of 0.375% calculated on the average unused portion of the $30.0 million Facility. The Facility, as amended, provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12-month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth balances, as well as a minimum cash coverage ratio. At January 31, 2004, we were in compliance with the applicable covenants under the Facility, as amended.

        The Facility includes a $15.0 million term loan with a five-year amortization schedule. Borrowings under the term loan portion of the Facility bear interest at the greater of the bank's prime rate plus 3.75% or a minimum of 8%. As of January 31, 2004, the rate for the term loan was 8% based on the minimum.

        The Facility also includes a revolving credit facility (the revolving portion). The maximum borrowings under the revolving portion of the Facility are subject to a borrowing base calculation. Borrowings under the revolving portion of the Facility bear interest at a floating rate based on either the London Interbank Offering Rate (LIBOR) or prime plus the corresponding applicable margins, ranging from 2.50% to 3.75% for the LIBOR option or 0.25% to 1.25% for the bank's prime option, depending on the company's trailing 12-month EBITDA. The minimum rate is 8%. As of January 31, 2004, the rate for the revolving portion was 8% based on the minimum and approximately $4.1 million was available and unused on the revolving portion of the Facility.

        In December 2001, the Facility was amended. A minimum consolidated net worth covenant was replaced with the current minimum tangible net worth covenant. The quarterly minimum 12-month trailing EBITDA covenant was changed, reducing the applicable minimum covenant amounts. A new quarterly principal repayment schedule for the Facility's term loan portion was included in this amendment. The quarterly principal repayment ranges between $375,000 and $750,000 depending on the unrestricted cash and equivalents balance at the end of any given quarter. Effective July 2002, QAD further amended the Facility to permit: 1) the construction of the new company headquarters, 2) additional indebtedness not to exceed $20 million, 3) a guarantee of additional debt not to exceed $20 million, and 4) the sale of a parcel of property located in Carpinteria, California. Upon sale of the property, QAD agreed to use $0.5 million of the sale proceeds to repay a portion of the outstanding balance on the Facility.

        During March 2003, QAD amended the Facility to permit the purchase of up to $15 million of QAD Inc. common stock by no later than January 31, 2004. QAD has agreed to maintain minimum cash coverage of 120% of the Facility's term loan balance on a fiscal quarterly basis and minimum cash coverage of 85% of the Facility's term loan balance on a daily basis. Minimum cash coverage is defined as the cash and cash equivalents in the QAD investment account in the United States plus the unused borrowing availability under the revolving portion of the Facility.

        Effective April 29, 2003, QAD amended the Facility to adjust the EBITDA, minimum tangible net worth and maximum capital expenditure covenants based on current forecast, including the impact of the tender offer. For further discussion of the tender offer, see note 13 within these Notes to Consolidated Financial Statements.

Construction Loan

        In November 2002, we entered into a construction loan with Santa Barbara Bank & Trust (SBB&T) to finance construction of our new headquarters on land owned by QAD in Summerland, California. The maximum amount of the construction loan is $18 million. Among other considerations in securing the loan, a commitment fee of 1%, or $180,000, was paid to SBB&T and approximately $6.8 million was transferred into a restricted cash account at SBB&T. Of that total, approximately $4.3 million was used to pay off the first trust deed mortgage with First Credit Bank on the property in November 2002. The balance of approximately $2.5 million was used to pay costs related to the project before loan proceeds were borrowed from SBB&T. At January 31, 2003, the remaining balance of this restricted cash was $1.0 million. During fiscal 2004, this remaining balance was fully utilized. The loan rate is the bank's prime rate plus 1%. As of January 31, 2004, the loan rate was 5.00%. Interest is accrued and added to the principal amount of the loan through monthly loan draws which began in March 2003. The principal balance and accrued interest is due in June 2004.

        In connection with the construction project, approximately $0.2 million of interest costs incurred under the construction loan were capitalized as a component of the building cost during fiscal 2004.

        We anticipate converting the construction loan to a permanent loan upon completion of the construction project. In July 2002, SBB&T executed a commitment letter for a permanent loan with QAD, subject to a number of conditions. QAD has the right to terminate this commitment any time before funding of the permanent loan, subject to the loss of any fees, deposits, and reasonable costs incurred by SBB&T on behalf of QAD. The proposed loan has a maximum ten-year term with a fixed interest rate for five years at the prevailing Average Monthly Weighted Five Year SWAP Rate as published by the Federal Reserve Bank plus 2.5%, or a minimum of

7.5%. The interest rate would reset after five years. Interest and principal amounts would be payable monthly using a twenty-five year amortization.

8. INCOME TAXES

        Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Current:
Federal	$(235)	$(1,151)	$(23)
State	103	108	62
Foreign	1,800	2,081	2,091

Total	1,668	1,038	2,130
Deferred:
Foreign	1,410	262	770

	$3,078	$1,300	$2,900

        Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes and cumulative effect of accounting change as follows:

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Statutory Federal income tax rate	34%	34%	34%
Computed expected tax expense (benefit)	$6,594	$(1,801)	$(821)
State income taxes, net of Federal income tax expense	68	71	41
Incremental tax expense (benefit) from foreign operations	979	(960)	5,501
Foreign withholding taxes	549	437	658
Net change in valuation allowance	(4,916)	4,582	(4,107)
Non-deductible expenses	271	137	2,018
Research, AMT and foreign tax credits	—	—	(454)
Tax refund related to prior years	(341)	(1,170)	—
Other	(126)	4	64

	$3,078	$1,300	$2,900

        Consolidated U.S. income (loss) before income taxes was $11.1 million, $(7.2) million and $2.7 million for the fiscal years ended January 31, 2004, 2003 and 2002, respectively. The corresponding income (loss) before income taxes for foreign operations was $8.3 million, $1.9 million, and $(5.1) million for the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

        Withholding and U.S. income taxes have not been provided on approximately $14.5 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.

        Significant components of our deferred tax assets and liabilities are as follows:

	January 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$868	$1,032
Accrued vacation	1,185	930
Accrued commissions	182	253
Alternative minimum tax (AMT) credits	416	322
Research and development credits	6,683	6,204
Foreign tax credits	721	1,713
Depreciation and amortization	125	598
Deferred revenue	1,534	1,600
Net operating loss carry forwards	28,956	30,753
Other	1,805	2,527

Total deferred tax assets	42,475	45,932
Less valuation allowance	(41,596)	(44,667)

Deferred tax assets, net of valuation allowance	$879	$1,265

Deferred tax liabilities:
Capitalized software development costs	$424	$789
State income taxes	35	37
Unrecognized capital gain	941	—
Other	358	283

Total deferred tax liabilities	1,758	1,109

Total net deferred tax (liability) asset	$(879)	$156

Current portion of deferred taxes	$107	$(131)
Non-current portion of deferred taxes	(986)	287

Total net deferred tax (liability) asset	$(879)	$156

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

        We have net operating loss carryforwards, with various expiration dates, of $103.2 million as of January 31, 2004. At January 31, 2004 and 2003, the valuation allowance attributable to deferred tax assets was $41.6 million and $44.7 million, respectively, representing an overall decrease of $3.1 million. The decrease in the valuation allowance relates to a $4.9 million realization of benefits primarily associated with net operating losses and to $0.4 million of adjustments to goodwill related to the TRW ISCS acquisition completed in fiscal 2003, partially offset by an increase of $2.2 million for stock option tax benefits not deemed realizable. Of the $41.6 million valuation allowance as of January 31, 2004, $1.3 million may reduce goodwill and intangible assets should the acquired TRW ISCS deferred tax assets be recognized in a subsequent period, and $2.2 million may increase additional paid-in-capital should the net operating losses associated with stock options be recognized in a subsequent period.

9. EMPLOYEE BENEFIT PLANS

        We have a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. We match 75% of the employees' contributions up to the first four percent. We may make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for fiscal 2004, 2003 and 2002 were $1.1 million, $1.2 million and $1.1 million, respectively.

        Various QAD foreign subsidiaries also sponsor what can be considered defined contribution plans. Employer contributions in these plans are generally based on employee salary and range from 5% to 11%. These plans are funded at various times throughout the year according to plan provisions with aggregate employer contributions of $1.1 million during fiscal 2004 and $0.6 million during both fiscal 2003 and 2002.

10. COMMITMENTS AND CONTINGENCIES

Lease Obligations

        We lease certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense was $7.5 million for both fiscal 2004 and 2003 and was $7.9 million for fiscal 2002. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2004 are as follows: $6.7 million in 2005; $4.6 million in 2006; $3.2 million in 2007; $2.1 million in 2008; $1.8 million in 2009 and $5.8 million thereafter.

Building Construction

        During fiscal 2003, we commenced construction of a new company headquarters in California on property owned by QAD. Through January 31, 2004, the board of directors has approved a $23.5 million construction budget for the new headquarters. This activity is being funded through a combination of available cash and additional debt financing. In November 2002, QAD entered into a construction loan with Santa Barbara Bank and Trust to finance a maximum of $18.0 million, which is secured by the property and guaranteed by QAD. In connection with securing a second building permit for the construction project, we obtained performance bonds in the amount of $0.5 million and $0.4 million to secure landscape installation, and maintenance of the installed landscape for up to three years, respectively. For further discussion of the construction loan related to this project, see note 7 within these Notes to Consolidated Financial Statements.

Indemnifications

        We sell software licenses and services to our customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

        We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of the agreements. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the agreements, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

        The geographic business segments derive revenue from the sale of licenses, maintenance and services to third party customers. License revenue is assigned to the regions based on the proportion of commission earned by each region, maintenance revenue is allocated to the region where the end user customer is located and services revenue is assigned based on the region where the services are performed.

        Operating income (loss) attributable to each business segment is based on management's assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by QAD manufacturing operations at the price charged to the distribution operation. Income from manufacturing operations and research and development costs are included in the Corporate operating segment.

        Identifiable assets are assigned by geographic region based on the location of each legal entity. This is in contrast to depreciation and amortization expense, which is allocated both to Corporate and the geographic regions based on management's assignment of costs.

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Revenue:
North America	$92,994	$84,018	$81,979
EMEA	88,951	67,595	75,269
Asia Pacific	35,220	30,687	37,553
Latin America	13,487	12,948	10,984

	$230,652	$195,248	$205,785

Operating income (loss):
North America	$19,166	$14,896	$13,362
EMEA	624	(1,658)	561
Asia Pacific	1,849	(4,228)	(4,594)
Latin America	(784)	(1,144)	(5,153)
Corporate	(3,206)	(5,723)	(2,849)
Impairment loss	—	(151)	(2,066)
Restructuring	346	(5,287)	(93)

	$17,995	$(3,295)	$(832)

Depreciation and amortization:
North America	$450	$537	$615
EMEA	2,234	2,558	3,515
Asia Pacific	1,287	2,037	2,202
Latin America	543	812	1,484
Corporate	3,568	4,693	6,950

	$8,082	$10,637	$14,766

	January 31,
	2004	2003
	(in thousands)
Identifiable assets:
North America	$104,371	$70,363
EMEA	57,606	67,709
Asia Pacific	21,575	18,659
Latin America	6,276	5,575

	$189,828	$162,306

Capital expenditures:
North America	$16,332	$6,406
EMEA	885	2,092
Asia Pacific	484	686
Latin America	84	77

	$17,785	$9,261

        As our Company headquarters are located in the United States, a significant amount of Corporate assets are assigned to the North America region. Capital expenditures within the North America region contain $13.8 million and $4.3 million in fiscal 2004 and 2003, respectively, related to the construction of our new Company headquarters.

12. STOCK-BASED INCENTIVE COMPENSATION PLANS

Employee Stock Option Agreements

        As of January 31, 2004, options to purchase 4.0 million shares of common stock were outstanding under the 1997 Stock Incentive Program's Incentive Stock Option Plan. Outstanding

options generally vest over a four-year period and have contractual lives of 8 years. Stock option activity is summarized as follows, in thousands, except exercise price:

	Stock Options	Weighted Average Exercise Price	Options Exercisable
Outstanding options at January 31, 2001	5,335	$4.84	1,368
Options issued	921	2.82
Options exercised	(1)	1.68
Options expired and terminated	(1,001)	4.27

Outstanding options at January 31, 2002	5,254	$4.57	2,019
Options issued	1,321	3.09
Options exercised	(23)	3.13
Options expired and terminated	(647)	4.00

Outstanding options at January 31, 2003	5,905	$4.29	2,850
Options issued	760	6.04
Options exercised	(1,937)	3.75
Options expired and terminated	(749)	5.74

Outstanding options at January 31, 2004	3,979	$4.61	1,879

        The following table summarizes information about stock options outstanding and exercisable at January 31, 2004:

		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
	Number of Options Outstanding (in thousands)
Range of Exercise Prices			Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$1.38 - $2.99	1,189	5.46	$2.35	476	$2.21
3.00 - 4.99	1,910	5.56	3.61	886	3.84
5.00 - 6.99	241	2.34	5.20	224	5.19
7.00 - 15.60	639	5.21	11.55	293	14.12

Total	3,979	5.28	$4.61	1,879	$5.19

1997 Stock Incentive Program

        We have adopted the 1997 Stock Incentive Program, which currently consists of seven parts:

  •
  Incentive Stock Option Plan under which incentive stock options may be granted.

  •
  Non-Qualified Stock Option Plan under which non-qualified stock options may be granted.

  •
  Restricted Share Plan under which restricted shares of common stock may be granted.

  •
  Employee Stock Purchase Plan (ESPP) that allows participating employees to purchase shares of common stock totaling up to 10% of an employee's compensation through payroll deductions. The price of common stock to be purchased is 85% of the lower of the fair market value of the common stock on the first or last day of each calendar quarter, defined as the purchase period. During the fiscal years ended January 31, 2004, 2003 and 2002, a total of 161,000 shares, 417,000 shares and 504,000 shares, respectively, were issued under the ESPP, generating total proceeds to the Company of $0.7 million, $0.8 million and $0.9 million, respectively.

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

        The maximum aggregate number of shares of common stock subject to the 1997 program is 12 million shares, as approved by the shareholders. The 1997 program expires 10 years from the date of adoption.

13. STOCKHOLDERS' EQUITY

Warrants

        In December 2003, Recovery Equity Investors II, L.P. (REI) exercised, in its entirety, a warrant to purchase 225,000 shares of QAD common stock at an exercise price of $7.50 for which QAD received $1.7 million in cash.

        REI acquired this warrant in December 1999 in conjunction with a private placement by QAD, in which REI received 2,333,333 shares of our common stock for net consideration of $9.6 million. The warrant included anti-dilution provisions, which were not applicable to this transaction. The warrant exercise period was set to expire in December 2003.

Tender Offer

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

        The aggregate cost, including fees and expenses associated with the tender offer, was approximately $15.2 million. The Company financed the tender offer from available cash. Shares acquired pursuant to the tender offer returned to the status of authorized but unissued common stock, and are available for issuance. Subsequent to the tender offer, common shares issued in connection with stock option and warrant exercises, and ESPP purchases have been primarily made from treasury. The remaining balance of the acquired shares is included in "Treasury stock, at cost" in our Consolidated Balance Sheet at January 31, 2004.

Reclassification

        During the fiscal 2004 first quarter, the Company adjusted its number of treasury shares to reflect treasury share purchases in fiscal 1999 and 2001, aggregating approximately 306,000 shares. These shares were removed from our weighted average shares of common stock outstanding used in the computation of net income or loss per share beginning with the quarter ending April 30, 2003. Had such adjustment taken place earlier, it would not have caused a material impact to any of our previously reported net income (loss) per share amounts. The related $1.2 million value of these shares was reclassified from "Additional paid-in capital" to "Treasury stock, at cost" in our Consolidated Balance Sheet at April 30, 2003. During the fiscal 2004 second quarter, these shares were issued in connection with stock option exercises and ESPP purchases.

14. OTHER (INCOME) EXPENSE, NET

        In March 2003, QAD sold a 34-acre undeveloped parcel of property, in Carpinteria, California for $3.3 million, net of associated fees. The book value of this property was $1.8 million. The resulting gain of $1.5 million was recorded as a gain on disposal of property and is included in "Other (income) expense, net" in our fiscal 2004 Consolidated Statement of Operations.

15. QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal 2004
Total revenue	$56,276	$55,978	$55,815	$62,583
Gross profit	34,600	33,328	30,501	37,709
Operating income	4,070	2,501	4,498	6,926
Net income(1)	4,474	1,936	3,575	6,332
Basic net income per share	$0.13	$0.06	$0.11	$0.19
Diluted net income per share	0.13	0.06	0.10	0.18
Fiscal 2003
Total revenue	$44,320	$45,278	$48,538	$57,112
Gross profit	26,312	27,936	30,601	35,401
Operating income (loss)(2)(3)	(3,813)	(3,172)	726	2,964
Income (loss) before cumulative effect of accounting change	(4,644)	(3,958)	331	1,673
Cumulative effect of accounting change(4)	1,051	—	—	—
Net income (loss)	(5,695)	(3,958)	331	1,673
Basic and diluted net income (loss) per share:
Before cumulative effect of accounting change	$(0.14)	$(0.12)	$0.01	$0.05
Cumulative effect of accounting change	0.03	—	—	—
Basic and diluted net income (loss) per share	(0.17)	(0.12)	0.01	0.05

(1)
Fiscal 2004 first quarter results include a $1.5 million gain on the sale of a parcel of property owned by QAD, and is reflected in net income.

(2)
Fiscal 2003 third quarter results include restructuring charges of $3.2 million, impacting operating income (loss). This cost reduction program was aimed at reducing annualized operating expenses to better align them with then current business levels.

(3)
Fiscal 2003 fourth quarter results include restructuring charges related to the continuing cost reduction program started in the fiscal 2003 third quarter ($1.2 million) and an adjustment related to a prior restructuring program ($0.9 million).

(4)
In connection with the adoption of SFAS 142 on February 1, 2002, and in accordance with its transition provisions, a $1.1 million impairment loss related to the Asia Pacific region goodwill was recorded as a cumulative effect of a change in accounting principle.

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Statement of Operations	Deletions	Acquisitions	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2002
Allowance for doubtful accounts	$2,223	$943	$(938)	$—	$(59)	$2,169
Allowance for sales adjustments	6,391	525	(69)	—	(238)	6,609

Total allowances	$8,614	$1,468	$(1,007)	$—	$(297)	$8,778

Year ended January 31, 2003
Allowance for doubtful accounts	2,169	168	(1,362)	981	229	2,185
Allowance for sales adjustments	6,609	668	(3,627)	—	257	3,907

Total allowances	$8,778	$836	$(4,989)	$981	$486	$6,092

Year ended January 31, 2004
Allowance for doubtful accounts	2,185	(212)	(437)	—	151	1,687
Allowance for sales adjustments	3,907	349	(1,276)	—	278	3,258

Total allowances	$6,092	$137	$(1,713)	$—	$429	$4,945

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2004.

QAD INC.
By:	/s/ DANIEL LENDER Daniel Lender Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAMELA M. LOPKER Pamela M. Lopker	Chairman of the Board, President	April 15, 2004
/s/ KARL F. LOPKER Karl F. Lopker	Director, Chief Executive Officer (Principal Executive Officer)	April 15, 2004
/s/ DANIEL LENDER Daniel Lender	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 15, 2004
/s/ VALERIE J. MILLER Valerie J. Miller	Vice President, Corporate Controller (Principal Accounting Officer)	April 15, 2004
/s/ JEFFREY A. LIPKIN Jeffrey A. Lipkin	Director	April 15, 2004
/s/ A. J. MOYER A. J. Moyer	Director	April 15, 2004
/s/ BARRY PATMORE Barry Patmore	Director	April 15, 2004
/s/ PETER R. VAN CUYLENBURG Peter R. van Cuylenburg	Director	April 15, 2004
/s/ LARRY WOLFE Larry Wolfe	Director	April 15, 2004

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on June 19, 1997(1)
3.9	Bylaws of the Registrant(1)
4.1	Specimen Stock Certificate(1)
10.1	QAD Inc. 1994 Stock Ownership Program(1)
10.2	QAD Inc. 1997 Stock Incentive Program(1)
10.3	Form of Indemnification Agreement with Directors and Executive Officers(1)
10.4	Master License Agreement between the Registrant and Progress software Corporation dated June 30, 1995(1)†
10.5	Lease Agreement between the Registrant and Matco Enterprises, Inc. for Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria, California dated November 30, 1992(1)
10.6	First Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites C and H located at 5464 Carpinteria Ave., Carpinteria, California dated September 9, 1993(1)
10.7	Second Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.8	Third Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.9	Fourth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave., Carpinteria, California dated February 15, 1994(1)
10.10	Fifth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. or Suites G and E located at 5464 Carpinteria Ave., Carpinteria, California dated September 12, 1994(1)
10.11
Sixth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites A, B, D, F and H, and Room A located at 5464 Carpinteria Ave., Carpinteria, California dated October 30, 1996(1)
10.12
Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.13
Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)

10.14	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30,1993(1)
10.15	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30, 1993(1)
10.16
Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.17
Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.18	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.19	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.20	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.21
Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.22
Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)
10.23
Amendment to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated April 26, 1994(1)
10.24	Second Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners, LP III, dated May 30, 1995(1)
10.25	Third Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners L.P. I dated November 30, 1995(1)
10.26	Agreement and Plan of Merger between QAD California and the Registrant dated July 8, 1997(1)
10.27	Standard Industrial Commercial Multi-Tenant Lease—Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp.(2)

10.28	Lease Agreement between the Registrant and Goodaston Limited for Unit 1 Phase 8 Business Park, The Waterfront Merry Hill, West Midlands, United Kingdom, dated April 30, 1996(2)
10.29
Eight Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites I, K, L, C, J and Basement Room B located at 5464 Carpinteria Avenue, Carpinteria, California dated February 18, 1999(4)
10.30	Stock Purchase Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.31	Registration Rights Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.32	Stock Purchase Agreement between the Registrant and Enterprise Engines, Inc. dated December 15, 1999(5)
10.33	Non-Competition Agreement between the Registrant and David A. Taylor and Enterprise Engines, Inc. dated December 15, 1999(5)
10.34	Ninth Amendment to office lease between the Registrant and Matco Enterprises, Inc. for Suites G an E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 23, 1999(5)
10.35	Third Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.36	Fourth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.37	Fifth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.38	Tenth Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 1, 2000(7)
10.39
Eleventh Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites I, J, K and L located at 5464 Carpinteria Avenue, Carpinteria, California dated November 16, 2000(7)
10.40	Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated September 8, 2000(7)
10.41	SanFrancisco Technology License Agreement between the Registrant and International Business Machines Corporation dated November 30, 1999(8)†
10.42	Lease Agreement between the Registrant and The Wright Family C Limited Partnership for Building A located at 6410 Via Real, Carpinteria, California dated February 10, 2001(9)
10.43
Lease Renewal Letter dated February 21, 2001, related to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)(9)
10.44	First Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated December 13, 2001(10)

10.45	Lease Agreement between the Registrant and Vof Forward Erenha for office space located at Beechavenue 125, 1119 RB Schiphol Rijk, The Netherlands, dated December 24, 2001(11)
10.46	Architectural Services Agreement between the Registrant and Lenvik & Minor Architects dated May 29, 2002(12)
10.47	Master Services Agreement between the Registrant and Equant, Inc. dated June 6, 2002(†)(12)
10.48	Consulting Agreement between the Registrant and Ove Arup & Partners California dated June 12, 2002(12)
10.49	Second Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated July 31, 2002(12)
10.50	Lease Termination Agreement between the Registrant and Brandywine Operating Partnership, L.P. dated September 19, 2002(13)
10.51	Contractor agreement between the Registrant and Melchiori Construction Company dated October 30, 2002(13)
10.52	Agreement for Interior Design Services between the Registrant and DMJM Rottet dated October 30, 2002(13)
10.53
Stock and Asset Purchase Agreement by and among BDM International, Inc., TRW Integrated Supply Chain Solutions GMBH, TRW Integrated Supply Chain Solutions, Inc. and TRW Inc. on the one hand and Pistach EMEA Holdings, B.V. and QAD Inc. on the other hand dated November 12, 2002(†)(14)
10.54	Agreement for Landscaping and Improvements between the Registrant and the County of Santa Barbara dated November 1, 2002(15)
10.55	Construction Loan Agreement between the Registrant and Santa Barbara Bank & Trust dated November 18, 2002(15)
10.56	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated March 18, 2003(15)
10.57	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation effective as of April 29, 2003(16)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-28441)

(2)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1999 filed April 30, 1999 (Commission File No. 0-22823)

(3)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 1999 filed June 14, 1999 (Commission No. 0-22823)

(4)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended July 31, 1999 filed September 14, 1999 (Commission No. 0-22823)

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2000 (Commission No. 0-22823)

(6)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 2000 filed June 13, 2000 (Commission No. 0-22823)

(7)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended October 31, 2000 filed December 15, 2000 (Commission No. 0-22823)

(8)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2001 (Commission No. 0-22823)

(9)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 2001 filed June 14, 2001 (Commission No. 0-22823)

(10)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended October, 31, 2001 filed December 14, 2001 (Commission No. 0-22823)

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002 (Commission No. 0-22823)

(12)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended July 31, 2002 filed September 15, 2002 (Commission No. 0-22823)

(13)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended October 31, 2002 filed December 14, 2002 (Commission No. 0-22823)

(14)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 27, 2002 (Commission No. 0-22823)

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2003 (Commission No. 0-22823)

(16)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 2003 (Commission No. 0-22823)

(†)
Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

QuickLinks

QAD INC. FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
QAD INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
QAD INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
QAD INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
QAD INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (in thousands)
QAD INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
QAD INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES