Form 10-Q
period 2004-04-30
QAD INC
filed 2004-06-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

The number of shares outstanding of the issuer’s common stock as of June 1, 2004 was 34,215,362.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 30, 2004	January 31, 2004
Assets
Current assets:
Cash and equivalents	$64,866	$59,784
Accounts receivable, net	51,683	65,455
Other current assets	12,850	13,352

Total current assets	129,399	138,591

Property and equipment, net	37,374	34,485
Capitalized software costs, net	3,569	2,966
Goodwill	10,810	11,306
Other assets, net	2,831	2,480

Total assets	$183,983	$189,828

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$15,614	$11,987
Accounts payable	8,944	12,553
Deferred revenue	65,169	69,252
Other current liabilities	31,480	38,821

Total current liabilities	121,207	132,613

Long-term debt	7,343	7,720
Other liabilities	896	1,882
Minority interest	546	500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,335,933 and 35,334,291 shares at April 30, 2004 and January 31, 2004, respectively	35	35
Additional paid-in capital	119,316	119,411
Treasury stock, at cost (1,141,523 and 1,561,056 shares at April 30, 2004 and January 31, 2004, respectively)	(5,923)	(8,100)
Accumulated deficit	(52,705)	(58,038)
Unearned compensation – restricted stock	(440)	—
Accumulated other comprehensive loss	(6,292)	(6,195)

Total stockholders’ equity	53,991	47,113

Total liabilities and stockholders’ equity	$183,983	$189,828

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2004	2003
Revenue:
License fees	$14,517	$17,332
Maintenance and other	28,884	27,883
Services	14,787	11,061

Total revenue	58,188	56,276

Costs and expenses:
Cost of license fees	1,952	2,705
Cost of maintenance, service and other revenue	20,400	18,971
Sales and marketing	14,978	15,508
Research and development	9,192	8,921
General and administrative	6,348	5,830
Amortization of intangibles from acquisitions	55	271

Total costs and expenses	52,925	52,206

Operating income	5,263	4,070

Other (income) expense:
Interest income	(150)	(117)
Interest expense	310	280
Other (income) expense, net	(209)	(1,467)

Total other (income) expense	(49)	(1,304)

Income before income taxes	5,312	5,374
Income tax (benefit) expense	(250)	900

Net income	$5,562	$4,474

Basic and diluted net income per share	$0.16	$0.13

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2004	2003

Cash flows from operating activities:
Net income	$5,562	$4,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,789	2,307
Provision for (recovery of) doubtful accounts and sales adjustments	(156)	(254)
Gain on disposal of property and equipment	(11)	(1,524)
Other, net	46	61
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,396	6,629
Other assets	(912)	62
Accounts payable	(3,389)	(629)
Deferred revenue	(3,090)	(1,508)
Other liabilities	(6,807)	(5,919)
Net cash provided by operating activities	6,428	3,699
Cash flows from investing activities:
Purchase of property and equipment	(4,407)	(3,477)
Restricted cash under construction loan	—	1,016
Capitalized software costs	(377)	(111)
Acquisitions of businesses, net of cash acquired	(766)	(27)
Proceeds from sale of property and equipment	16	3,330
Net cash provided by (used in) investing activities	(5,534)	731
Cash flows from financing activities:
Proceeds from construction loan	3,632	948
Repayments of long-term debt	(382)	(875)
Proceeds from issuance of common stock	1,413	613
Repurchase of common stock	—	(15,238)
Net cash provided by (used in) financing activities	4,663	(14,552)

Effect of exchange rates on cash and equivalents	(475)	698

Net increase (decrease) in cash and equivalents	5,082	(9,424)

Cash and equivalents at beginning of period	59,784	50,188

Cash and equivalents at end of period	$64,866	$40,764

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended January 31, 2004.  The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46), which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  In December 2003, the FASB issued Revised Interpretation No. 46 (FIN 46R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE.  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether the consolidation requirements of FIN 46R apply to those entities.  There is no grandfathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003, and for entities considered to be special purpose entities, no later than the end of the first reporting period that ends after March 15, 2004.  The adoption of FIN 46 and FIN 46R had no effect on our financial condition or results of operations.

3.   ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for our employee stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards or changes in grantee status.  No employee stock option compensation expense is reflected in our results of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services,” which requires entities to recognize an expense, based on the fair value of the related awards.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  We are not currently required to transition to use a fair value method of accounting for stock-based employee compensation.  Instead, we have elected to provide the required disclosures as if we had transitioned.  The following table illustrates the effect on net income and basic and diluted net income per share as if we had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation.

	Three Months Ended April 30,
	2004	2003
	(in thousands, except per share data)

Net income, as reported	$5,562	$4,474
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	839	907
Pro forma net income	$4,723	$3,567

Basic and diluted net income per share:
As reported
Basic and diluted	$0.16	$0.13
Pro forma
Basic	0.14	0.11
Diluted	0.13	0.10

The fair value of stock options and stock purchased under our employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the three months ended April 30, 2004 and 2003:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield

Options:
2004	5.50	0.98	4.34%	—
2003	5.50	1.03	3.08%	—

ESPP:
2004	0.25	0.98	0.89%	—
2003	0.25	1.03	1.18%	—

4.   COMPREHENSIVE INCOME

Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets.  The components of comprehensive income are as follows:

	Three Months Ended April 30,
	2004	2003
	(in thousands)

Net income	$5,562	$4,474
Foreign currency translation adjustments	(97)	436

Comprehensive income	$5,465	$4,910

5.   COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended April 30,
	2004	2003
	(in thousands, except per share data)

Net income	$5,562	$4,474

Weighted average shares of common stock outstanding - basic	33,982	33,970

Weighted average shares of common stock equivalents issued using the treasury stock method	1,584	722

Weighted average shares of common stock and common stock equivalents outstanding - diluted	35,566	34,692

Basic and diluted net income per share	$0.16	$0.13

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method.  For the three months ended April 30, 2004 and 2003, shares of common stock equivalents of approximately 0.2 million and 2.2 million, respectively, were not included in the diluted calculation because they were anti-dilutive.

6.   BUSINESS COMBINATIONS

Oxford Consulting Group, Inc.

On April 30, 2004, QAD acquired certain assets and liabilities of Oxford Consulting Group, Inc. (Oxford) located in the United States.  Prior to the acquisition, Oxford’s business primarily focused on electronic data interchange (EDI) systems design, installation and services in connection with the MFG/PRO software owned and licensed by QAD.

Under the terms of the asset purchase agreement, QAD paid $766,000 in cash upon consummation and issued 40,000 shares of QAD restricted common stock.  The shares vest ratably in equal portions over four years on each anniversary date of the acquisition.  The approximate value of the shares ($440,000) is included as outstanding stock with an equal offset as “Unearned compensation – restricted stock,” within Stockholders’ equity in our Condensed Consolidated Balance Sheet at April 30, 2004.  An additional $350,000 in cash is payable to Oxford through February 2006.  Both the potential future cash payments and vesting of common stock are contingent on the future employment of certain employees of Oxford.  Therefore, and in accordance with accounting principles generally accepted in the United States of America, the cash payments and fair value of common stock will be considered future compensation expense, not an increase to the purchase price.

The acquisition is accounted for as a business combination and, accordingly, the total purchase price is allocated to the acquired assets, including identifiable intangible assets and liabilities at their fair values as of April 30, 2004.  The $0.8 million purchase price was mainly allocated to intellectual property ($0.6 million), a customer list ($0.1 million) and customer contracts ($0.1 million).  The intellectual property is primarily comprised of certain EDI libraries developed by Oxford that are complimentary to MFG/PRO.  Based on the purchase price allocation, no goodwill was recorded in connection with this transaction.

TRW ISCS

During the fourth quarter of fiscal 2003, we acquired TRW Integrated Supply Chain Solutions (TRW ISCS).  In connection with the acquisition, we implemented a plan to eliminate redundant positions and facilities within TRW ISCS.  Accordingly, we recognized certain liabilities in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  The related actions resulted in a $4.4 million increase to the acquisition cost, which included a reduction of approximately 40 employees across most functions  (approximately $2.8 million) and facility consolidations related to certain former TRW ISCS locations  (approximately $1.6 million).  As of April 30, 2004, $3.8 million of the $4.4 million acquisition-related restructuring charge was utilized and $0.1 million was adjusted downwards due to a change in estimate.  The remaining balance of $0.5 million, consisting mainly of lease obligations, includes payments scheduled through fiscal 2017.

The following table presents the plan activities for the three months ended April 30, 2004:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)

Balances, January 31, 2004	$1,076	$50	$1,126

Fiscal 2005 activity:
Cash payments	(555)	—	(555)
Impact of foreign currency translation	(26)	(2)	(28)

Balances, April 30, 2004	$495	$48	$543

7.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2004 and January 31, 2004 were as follows:

	April 30, 2004	January 31, 2004
	(in thousands)

Capitalized software costs:
Capitalized software development costs	$2,448	$2,309
Acquired software technology	2,500	1,850
	4,948	4,159
Accumulated amortization	(1,379)	(1,193)

Capitalized software costs, net	$3,569	$2,966

The increase in capitalized software costs is primarily attributable to intellectual property acquired in connection with the Oxford business combination during the fiscal 2005 first quarter.  For further discussion of the business combination, see note 6 within these Notes to Condensed Consolidated Financial Statements.

Amortization of capitalized software costs for the three months ended April 30, 2004 and 2003 was $0.3 million and $0.4 million, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.  It is our policy to write-off capitalized software development costs once fully amortized.  These write-offs do not impact “Capitalized software costs, net.”

8.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the applicable reporting units, the changes in the carrying amount of goodwill for the three months ended April 30, 2004 were as follows (reporting unit regions are defined in note 11 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2004	$10,227	$280	$799	$11,306

Impact of foreign currency translation	(465)	(6)	(25)	(496)

Balances, April 30, 2004	$9,762	$274	$774	$10,810

We are required to analyze goodwill for impairment on at least an annual basis.  We have chosen the fourth quarter of our fiscal year as our annual test period.

Intangible Assets

	April 30, 2004	January 31, 2004
	(in thousands)
Amortizable intangible assets (various, principally customer contracts)	$11,026	$11,175
Less: accumulated amortization	(10,268)	(10,522)
Net amortizable intangible assets	$758	$653

Intangible assets are included in “Other assets, net” in our Condensed Consolidated Balance Sheets. The change in amortizable intangible assets from January 31, 2004 to April 30, 2004 is due to the acquisition of certain intangible assets related to the Oxford business combination, offset by the impact of foreign currency translation.  For further discussion of the business combination, see note 6 within these Notes to Condensed Consolidated Financial Statements.

As of April 30, 2004 and January 31, 2004, all of our intangible assets were determined to have definite useful lives, and therefore were subject to amortization.  The aggregate amortization expense related to amortizable intangible assets was $0.1 million and $0.3 million for the three months ended April 30, 2004 and 2003, respectively.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2005 and 2006 is $0.5 million and $0.3 million, respectively.  No additional amortization of these assets is estimated in fiscal 2007 and thereafter.

9.   LONG-TERM DEBT

	April 30, 2004	January 31, 2004
	(in thousands)
Total debt
Construction loan	$14,100	$10,468
Credit facility	8,750	9,125
Capital lease obligations	107	114
	22,957	19,707
Less current maturities	15,614	11,987
Long-term debt	$7,343	$7,720

Construction Loan

In connection with the construction of our new company headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust (SBB&T), we received $3.6 million to fund qualified expenditures made during the three months ended April 30, 2004.  Total borrowings under the construction loan agreement are reported in “Current portion of long-term debt” in our Condensed Consolidated Balance Sheets at April 30, 2004 and January 31, 2004.  We anticipate entering into a permanent loan agreement prior to September 1, 2004.

Credit Facility

During April 2004, QAD amended its credit facility with Wells Fargo Foothill, Inc. in connection with the annual resetting of covenants, primarily the EBITDA and minimum tangible net worth covenants, based on current forecast for fiscal 2005.  As of April 30, 2004, we were in compliance with the covenants, as amended.

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

The geographic business segments derive revenue from the sale of licenses, maintenance and services to third-party customers.  License revenue is assigned to the regions based on the proportion of commission earned by each region, maintenance revenue is allocated to the region where the end user customer is located and services revenue is assigned based on the region where the services are performed.

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

	Three Months Ended April 30,
	2004	2003
	(in thousands)
Revenue:
North America	$24,502	$23,593
EMEA	21,169	21,603
Asia Pacific	8,996	8,329
Latin America	3,521	2,751
	$58,188	$56,276

Operating income (loss):
North America	$4,928	$5,365
EMEA	1,040	490
Asia Pacific	443	736
Latin America	197	(418)
Corporate	(1,345)	(2,103)
	$5,263	$4,070

	April 30, 2004	January 31, 2004
Identifiable assets:
North America	$109,735	$104,371
EMEA	50,701	57,606
Asia Pacific	17,788	21,575
Latin America	5,759	6,276
	$183,983	$189,828

12.  SUBSEQUENT EVENTS

In May 2004, QAD amended the terms of its construction loan agreement with SBB&T to extend the due date of the principal balance of the loan from June 1, 2004 to September 1, 2004.  Under the amended loan agreement, interest on the unpaid principal balance will be due and payable on the first day of each month beginning July 1, 2004 and continuing until September 1, 2004 based on the current Wall Street Prime Rate plus 1% point per annum.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other information detailed in our Annual Report on Form 10-K for the year ended January 31, 2004. These include, but are not limited to, evolving demand for the company’s software products and products that operate with the company’s products; the company’s ability to sustain strong licensing demand; the ability to sustain customer renewal rates at current levels; the publication of opinions by industry analysts about the company, its products and technology; the entry of new competitors and their technological advances; delays in localizing the company’s products for new markets; delays in sales as a result of lengthy sales cycles; changes in operating expenses, pricing, timing of new product releases, the method of product distribution or product mix; general economic conditions, exchange rate fluctuations and the global political environment.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.

In addition, revenue and earnings in the enterprise resource planning (ERP) software applications industry are subject to fluctuations.  Software license revenue, in particular, is subject to variability with a significant proportion of revenue earned in the last month of each quarter.  Given the high margins associated with license revenue, modest fluctuations can have a substantial impact on net income.  Investors should not use any one quarter’s results as a benchmark for future growth.  We undertake no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements.  Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2004 and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

The Business

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

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets, capitalized software costs, valuation of deferred tax assets and accounting for stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management’s judgment involved in each.  For a complete discussion of these policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended January 31, 2004.

Valuation of Deferred Tax Assets

During the fiscal 2005 first quarter, we realized a $1.3 million benefit related to the reversal of a deferred tax asset valuation allowance.  The deferred tax asset valuation allowance that was reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible.  At this time, we believe there is not a sufficient historical and current trend of profitability to reduce the remaining deferred tax asset valuation allowance.  However, this determination can be made through additional periods of profitability and forecasted trends.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended April 30,
	2004	2003

Revenue:
License fees	25%	31%
Maintenance and other	50	49
Services	25	20
Total revenue	100	100
Costs and expenses:
Cost of license fees	3	5
Cost of maintenance, service and other revenue	35	34
Sales and marketing	26	28
Research and development	16	16
General and administrative	11	10
Amortization of intangibles from acquisitions	—	—
Total costs and expenses	91	93
Operating income	9	7
Other (income) expense	—	(3)
Income before income taxes	9	10
Income tax (benefit) expense	(1)	2
Net income	10%	8%

Total Revenue.  Total revenue for the first quarter of fiscal 2005 was $58.2 million, an increase of $1.9 million, or 3%, from $56.3 million in the first quarter of fiscal 2004.  Holding foreign currency exchange rates constant to those applicable in the first quarter of fiscal 2004, total revenue for the current quarter would have been nearly flat at approximately $56.0 million when compared to the same period last year.  When comparing categories within total revenue at constant rates, our results include lower license revenues, nearly flat maintenance and other revenue and higher services revenue.

License revenue was $14.5 million for the first quarter of fiscal 2005, down $2.8 million, or 16%, from $17.3 million for the first quarter of fiscal 2004.  Holding foreign currency exchange rates constant to fiscal 2004, license revenue for the current quarter would have been approximately $14.3 million, representing a $3.0 million, or 18%, decrease from the same period last year.  All of our business segments experienced decreases in license revenue from the prior year with the exception of Latin America.  We have continued to sell our software licenses at comparable prices across all regions.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period.  During the first quarter of fiscal 2005, 9 customers placed license orders totaling more than $300,000, of which none exceeded $1 million.  This compared to an unusually strong fiscal 2004 first quarter in which 8 customers placed license orders totaling more than $300,000, of which 3 orders exceeded $1 million.

Maintenance and other revenue was $28.9 million for the first quarter of fiscal 2005, representing an increase of $1.0 million, or 4%, over the $27.9 million for the first quarter of fiscal 2004.  When we hold exchange rates constant to those prevailing in the first quarter of fiscal 2004, first quarter fiscal 2005 maintenance and other revenue would have been nearly flat to last year at approximately $27.9 million for the current quarter.  The favorable currency impact of approximately $1.0 million related mainly to fluctuations in the Australian Dollar, British Pound and Euro.  Other factors impacting the comparison of the current quarter to the same quarter last year include favorability due to additional maintenance on new license sales, partially offset by cancellations within our existing customer base and by lower hardware sales, mainly in Asia Pacific.  One of the ways that management measures our success in securing maintenance contract renewals is by measuring the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end.  Our maintenance contract renewal rate for the first quarter of both fiscal 2005 and 2004 was in excess of 90%.

Services revenue was $14.8 million for the first quarter of fiscal 2005, representing an increase of $3.7 million, or 34% when compared to the same period last year at $11.1 million.  Holding exchange rates constant to those prevailing during the first quarter of fiscal 2004, services revenue for the first quarter of fiscal 2005 would have been approximately $13.8 million, reflecting a $2.7 million, or 25%, increase over last year.  The effect of the change in exchange rates mainly related to fluctuations in the Euro.  Also contributing to the increase in services revenue was an improvement in the utilization rates of our consultants, particularly in North America and EMEA.  Our services backlog as of the current quarter-end remained relatively consistent with our backlog as of last year-end.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $22.4 million and $21.7 million and as a percentage of total revenue was 38% and 39% for the first quarter of fiscal 2005 and 2004, respectively.  Holding exchange rates constant to those prevailing during the first quarter last year, total cost of revenue for the first quarter of fiscal 2005 would have been approximately $21.2 million, or 38% of total revenue, reflecting the impact of the weakening of the U.S. Dollar in comparison to other currencies.

The improvement in our maintenance, service and other margin, including increased utilization of consultants in all regions, was nearly offset by the unfavorable impact on our margins due to a change in revenue mix from license revenue to lower margin services revenue.

Sales and Marketing.  Sales and marketing expense decreased $0.5 million, or 3%, to $15.0 million for the first quarter of fiscal 2005 from $15.5 million in the comparable prior year period.  This decrease was primarily due to lower personnel and related costs, (including lower employee commissions on lower revenue), partially offset by the unfavorable impact of the weakening of the U.S. Dollar, mainly in relation to the Euro, British Pound and Australian Dollar.

Research and Development.  Research and development expense, which is managed on a global basis, increased $0.3 million, or 3%, to $9.2 million for the first quarter of fiscal 2005 when compared to the same quarter last year at $8.9 million.  The increase was mainly related to the unfavorable impact of the weakening of the U.S. Dollar, relative to other currencies, mainly the Australian Dollar and Euro.

General and Administrative.  General and administrative expense increased $0.5 million to $6.3 million for the current quarter from $5.8 million for the same quarter last year, primarily due to the unfavorable impact of the weakening of the U.S. Dollar and higher personnel and related costs.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions decreased to $0.1 million for the current quarter from $0.3 million for the same quarter last year.  This decrease is primarily due to intangible assets which had been amortized in the first quarter of last year that had become fully amortized prior to the current quarter.

Other (Income) Expense. Net other (income) expense was $(49,000) and $(1.3) million for the first quarter of fiscal 2005 and 2004, respectively.  The $1.3 million decline primarily relates to the $1.5 million gain on the sale of a parcel of property in Carpinteria, California, in the first quarter of last year, partially offset by favorable exchange (gains) losses.

Income Tax (Benefit) Expense.  We recorded an income tax benefit of $(0.3) million for the first quarter of fiscal 2005 and income tax expense of $0.9 million for the same period last year.  These amounts include taxes in jurisdictions that were profitable during these periods.  In addition, the current quarter includes a $1.3 million benefit related to the reversal of a deferred tax asset valuation allowance attributable to the realization of certain deferred tax assets in foreign jurisdictions, as it was determined that it was more likely than not that these benefits would be realized. The deferred tax asset valuation allowance that was reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability. We have not recognized a benefit for deferred tax assets that management has determined are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.

Working Capital

Our working capital was $8.2 million and $6.0 million as of April 30, 2004 and January 31, 2004, respectively.  The $2.2 million increase in working capital was primarily due to an $11.4 million decrease in current liabilities, partially offset by a $9.2 million decrease in current assets.  The $11.4 million decrease in current liabilities related mainly to decreases in accounts payable and other current liabilities, partly attributable to payments in the current quarter of prior year-end severance liabilities and seasonally higher year-end commission, bonus and royalty liabilities.  In addition, deferred revenue reflected seasonal declines in deferred maintenance revenue following high year-end renewal billings.  These declines in current liabilities were partially offset by an increase in the current portion of long-term debt related to our construction loan.  The $9.2 million decrease in current assets relates primarily to the seasonal decline in accounts receivable following high year-end billings, partially offset by higher cash and equivalents.  Cash and equivalents increased from $59.8 million at January 31, 2004 to $64.9 million as of the current quarter-end, for the reasons described in the Cash Flows section below.

Accounts receivable days’ sales outstanding, using the countback method, increased to 78 days at April 30, 2004 compared to 58 days at January 31, 2004 and decreased slightly from 80 days at April 30, 2003.  The increase over the prior year-end is consistent with our normal cycle, given that the fourth quarter generally carries a larger number of significant sales transactions, which can carry longer payment terms.

Cash Flows

Following is a summary of cash flows for the first quarter of fiscal 2005 and 2004:

Operating Activities

Net cash provided by operating activities was $6.4 million and $3.7 million in the first quarter of fiscal 2005 and 2004, respectively.  The increase from fiscal 2004 to 2005 related primarily to a larger decline in accounts receivable due to higher collections in the current quarter, partially offset by a larger decline in accounts payable.

Investing Activities

Net cash provided by (used in) investing activities for the first quarter of fiscal 2005 and 2004 was $(5.5) million and $0.7 million, respectively.  The first quarter of fiscal 2005 and 2004 included $4.4 million and $3.5 million, respectively, for the purchase of property and equipment mainly related to the construction of our new company headquarters on property owned by QAD in Summerland, California.  The first quarter of fiscal 2005 included $0.8 million paid in connection with the acquisition of certain assets and liabilities of Oxford Consulting Group, Inc.  For further discussion of this business combination, see note 6 within Notes to Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.  The first quarter of fiscal 2004 included $3.3 million of proceeds from the sale of a parcel of property located in Carpinteria, California.

Financing Activities

Net cash provided by (used in) financing activities was $4.7 million and $(14.6) million for the first quarter of fiscal 2005 and 2004, respectively.

The first quarter of the current and prior year includes $3.6 million and $0.9 million, respectively, in borrowings under our construction loan and includes $1.4 million and $0.6 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options.

The prior year activity also includes $15.2 million in expenditures related to a “Modified Dutch Auction” tender offer, in which QAD purchased approximately 2.9 million shares of its common stock at a price of $5.00 per share.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility and construction loan agreement will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.

CONTRACTUAL OBLIGATIONS

The following discussion should be read in conjunction with the applicable information included under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended January 31, 2004.

Construction Loan

In connection with the construction of our new company headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust (SBB&T), we received $3.6 million to fund qualified expenditures made during the three months ended April 30, 2004.  Total borrowings under the construction loan agreement of $14.1 million are reported in “Current portion of long-term debt” in our Condensed Consolidated Balance Sheet at April 30, 2004.  We are currently in negotiations with several financial institutions for permanent financing, and we anticipate entering into an agreement prior to September 1, 2004.

In May 2004, QAD amended the terms of its construction loan agreement with SBB&T to extend the due date of the principal balance of the loan from June 1, 2004 to September 1, 2004.  Under the amended loan agreement, interest on the unpaid principal balance will be due and payable on the first day of each month beginning July 1, 2004 and continuing until September 1, 2004 based on the current Wall Street Prime Rate plus 1% point per annum.

Credit Facility

During April 2004, QAD amended its credit facility with Wells Fargo Foothill, Inc. in connection with the annual resetting of covenants, primarily the EBITDA and minimum tangible net worth covenants, based on current forecast for fiscal 2005.  As of April 30, 2004, we were in compliance with the covenants, as amended.

RECENT ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46), which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  In December 2003, the FASB issued Revised Interpretation No. 46 (FIN 46R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE.  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether the consolidation requirements of FIN 46R apply to those entities.  There is no grandfathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003, and for entities considered to be special purpose entities, no later than the end of the first reporting period that ends after March 15, 2004.  The adoption of FIN 46 and FIN 46R had no effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  For the three months ended April 30, 2004 and 2003, approximately 35% and 30%, respectively, of our revenue was denominated in foreign currencies.  We also incur a significant portion of our expenses in currencies other than the U.S. Dollar.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the U.S. Dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  For the three months ended April 30, 2004 and 2003, foreign currency transaction (gains) losses totaled $(0.2) million and $0.1 million, respectively.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

Interest Rates.  We invest our surplus cash in a variety of financial instruments, consisting principally of bank time deposits and short-term marketable securities with maturities of less than one year.  Our investment securities are held for purposes other than trading.  Cash balances held by subsidiaries are generally invested in short-term time deposits with the local operating banks.  Additionally, our short-term and long-term debt bears interest at variable rates.

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2005 to assess the impact of hypothetical changes in interest rates.  Based upon the results of these analyses, a 10% adverse change in interest rates from the 2004 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal 2005.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits

10.1	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 28, 2004
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)             Reports on Form 8-K

On March 4, 2004, QAD Inc. filed a Current Report on Form 8-K reporting under Item 12 related to the Registrant’s press release announcing fiscal 2004 fourth quarter and full year results and guidance for the fiscal 2005 first quarter and full fiscal year.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.

(Registrant)

Date: June 9, 2004	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller
(Chief Accounting Officer)