Form 10-Q
period 2004-07-31
QAD INC
filed 2004-09-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

The number of shares outstanding of the issuer’s common stock as of August 31, 2004 was 34,220,943.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 31, 2004	January 31, 2004
Assets
Current assets:
Cash and equivalents	$64,473	$59,784
Accounts receivable, net	47,776	65,455
Other current assets	11,652	13,352

Total current assets	123,901	138,591

Property and equipment, net	39,853	34,485
Capitalized software costs, net	3,468	2,966
Goodwill	10,724	11,306
Other assets, net	2,812	2,480

Total assets	$180,758	$189,828

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,708	$11,987
Accounts payable	9,225	12,553
Deferred revenue	58,301	69,252
Other current liabilities	34,460	38,821

Total current liabilities	103,694	132,613

Long-term debt	24,767	7,720
Other liabilities	929	1,882
Minority interest	533	500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,337,135 and 35,334,291 shares at July 31, 2004 and January 31, 2004, respectively	35	35
Additional paid-in capital	119,308	119,411
Treasury stock, at cost (1,164,421 and 1,561,056 shares at July 31, 2004 and January 31, 2004, respectively)	(6,769)	(8,100)
Accumulated deficit	(55,084)	(58,038)
Unearned compensation - restricted stock	(440)	—
Accumulated other comprehensive loss	(6,215)	(6,195)

Total stockholders’ equity	50,835	47,113

Total liabilities and stockholders’ equity	$180,758	$189,828

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenue
License fees	$14,088	$15,758	$28,605	$33,090
Maintenance and other	27,625	28,858	56,509	56,741
Services	15,126	11,362	29,913	22,423

Total revenue	56,839	55,978	115,027	112,254

Costs and expenses:
Cost of license fees	1,895	2,555	3,847	5,260
Cost of maintenance, service and other revenue	21,999	20,095	42,399	39,066
Sales and marketing	15,116	14,780	30,094	30,288
Research and development	8,423	9,413	17,615	18,334
General and administrative	6,300	6,358	12,648	12,188
Amortization of intangibles from acquisitions	197	276	252	547

Total costs and expenses	53,930	53,477	106,855	105,683

Operating income	2,909	2,501	8,172	6,571

Other (income) expense:
Interest income	(175)	(128)	(325)	(245)
Interest expense	441	266	751	546
Other (income) expense, net	21	(173)	(188)	(1,640)

Total other (income) expense	287	(35)	238	(1,339)

Income before income taxes	2,622	2,536	7,934	7,910
Income tax expense	625	600	375	1,500

Net income	$1,997	$1,936	$7,559	$6,410

Basic net income per share	$0.06	$0.06	$0.22	$0.19
Diluted net income per share	$0.06	$0.06	$0.21	$0.19

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2004	2003

Cash flows from operating activities:
Net income	$7,559	$6,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,832	4,516
Provision for doubtful accounts and sales adjustments	622	25
Gain on disposal of property and equipment	(12)	(1,528)
Other, net	61	79
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	16,715	8,787
Other assets	571	2,581
Accounts payable	(3,184)	(1,557)
Deferred revenue	(10,146)	(7,834)
Other liabilities	(8,180)	(6,582)
Net cash provided by operating activities	7,838	4,897
Cash flows from investing activities:
Purchase of property and equipment	(8,315)	(7,575)
Restricted cash under construction loan	—	1,016
Capitalized software costs	(672)	(246)
Acquisitions of businesses, net of cash acquired	(766)	(71)
Proceeds from sale of property and equipment	25	3,341
Net cash used in investing activities	(9,728)	(3,535)
Cash flows from financing activities:
Proceeds from construction loan	3,870	3,697
Repayment of construction loan	(14,338)	—
Repayments of long-term debt	(764)	(1,250)
Proceeds from issuance of common stock	1,938	3,999
Proceeds from notes payable, net of fees	17,843	—
Repurchase of common stock	(1,478)	(15,194)
Net cash provided by (used in) financing activities	7,071	(8,748)

Effect of exchange rates on cash and equivalents	(492)	696

Net increase (decrease) in cash and equivalents	4,689	(6,690)

Cash and equivalents at beginning of period	59,784	50,188

Cash and equivalents at end of period	$64,473	$43,498

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in QAD’s (the company) Annual Report on Form 10-K for the year ended January 31, 2004.  The results of operations for the three and six months ended July 31, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51”, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  In December 2003, the FASB issued Revised Financial Interpretation No. 46 (FIN 46R), resulting in multiple effective dates based on the nature as well as the creation date of the VIE.  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether the consolidation requirements of FIN 46R apply to those entities.  There is no grandfathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003, and for entities considered to be special purpose entities, no later than the end of the first reporting period that ends after March 15, 2004.  The adoption of FIN 46 and FIN 46R had no effect on the company’s financial condition or results of operations.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005.  The company is currently evaluating the impact of this proposed standard on its financial statements.

3.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The company accounts for its employee stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees”, and related interpretations including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards or changes in grantee status.  No employee stock option compensation expense is reflected in the company’s results of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. (SFAS) 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services,” which requires entities to recognize an expense, based on the fair value of the related awards.  SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The company is not currently required to transition to use a fair value method of accounting for stock-based employee compensation.  Instead, the company has elected to provide the required disclosures as if it had transitioned.  The following table illustrates the effect on net income and basic and diluted net income per share as if the company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income, as reported	$1,997	$1,936	$7,559	$6,410
Add: Stock-based employee compensation expense included in reported net income,
net of related tax effects	28	—	28	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,113	705	1,864	1,612
Pro forma net income	$912	$1,231	$5,723	$4,798

Basic and diluted net income per share:
As reported
Basic	$0.06	$0.06	$0.22	$0.19
Diluted	$0.06	$0.06	$0.21	$0.19
Pro forma
Basic	$0.03	$0.04	$0.17	$0.15
Diluted	$0.03	$0.04	$0.16	$0.14

The fair value of stock options and stock purchased under our employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the six months ended July 31, 2004 and 2003:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield

Options:
2004	5.50	0.97	3.70%	1.10%
2003	5.50	1.02	3.60%	—

ESPP:
2004	0.25	0.97	1.45%	1.10%
2003	0.25	1.02	1.18%	—

4.  CHANGES IN STOCKHOLDERS’ EQUITY

Stock Repurchase

On June 15, 2004, the company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of QAD common stock.  During the three months ended July 31, 2004 the company repurchased approximately 145,000 shares of its common stock at an average repurchase price of $10.20 per share. As a result, Stockholders’ equity was reduced for the three months ended July 31, 2004 by $1.5 million.

Dividends

On June 15, 2004, the company’s Board of Directors approved a one-time special dividend of $0.10 per share of common stock payable August 10, 2004 to QAD shareholders of record at the close of business on July 19, 2004.  In addition, the company’s Board of Directors approved an initial quarterly cash dividend of $0.025 per share of common stock payable September 20, 2004 to QAD shareholders of record at the close of business on August 23, 2004.  At July 31, 2004, the company accrued the dividends payable in “Other current liabilities” in the Condensed Consolidated Balance Sheet thereby reducing Stockholders’ equity by $4.3 million.

5.   COMPREHENSIVE INCOME

Comprehensive income includes changes in the balances of items that are reported directly in a separate component of Stockholders’ equity in the company’s Condensed Consolidated Balance Sheets.  The components of comprehensive income are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)

Net income	$1,997	$1,936	$7,559	$6,410
Foreign currency translation adjustments	77	(151)	(20)	285

Comprehensive income	$2,074	$1,785	$7,539	$6,695

6.   COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income	$1,997	$1,936	$7,559	$6,410

Weighted average shares of common stock outstanding - basic	34,204	32,158	34,094	33,049

Weighted average shares of common stock equivalents issued using the treasury stock method	1,254	1,764	1,465	1,401

Weighted average shares of common stock and common stock equivalents outstanding - diluted	35,458	33,922	35,559	34,450

Basic net income per share	$0.06	$0.06	$0.22	$0.19
Diluted net income per share	$0.06	$0.06	$0.21	$0.19

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method.  For each of the three and six months ended July 31, 2004, shares of common stock equivalents of approximately 0.7 million and 0.6 million, respectively, were not included in the diluted calculation because they were anti-dilutive.  For the three and six months ended July 31, 2003, shares of common stock equivalents of approximately 0.5 million and 0.5 million, respectively, were not included in the diluted calculation because they were anti-dilutive.

7.   BUSINESS COMBINATIONS

Oxford Consulting Group, Inc.

On April 30, 2004, the company acquired certain assets and liabilities of Oxford Consulting Group, Inc. (Oxford) located in the United States.  Oxford’s business primarily focused on electronic data interchange (EDI) systems design, installation and services in connection with the MFG/PRO software owned and licensed by the company.

Under the terms of the asset purchase agreement, the company paid $0.8 million in cash upon consummation and issued 40,000 shares of restricted common stock.  The approximate value of the shares ($0.4 million) at the date of acquisition was included as outstanding stock with an equal offset as “Unearned compensation – restricted stock,” within Stockholders’ equity in the company’s Condensed Consolidated Balance Sheet at April 30, 2004.  The shares vest ratably in equal portions over four years on each anniversary date of the acquisition.  As such, the company is expensing the unearned compensation straight line over four years.  An additional $0.4 million in cash is payable to Oxford through February 2006.  Both the potential future cash payments and vesting of common stock are contingent on the future employment of certain employees of Oxford.  Therefore, and in accordance with accounting principles generally accepted in the United States of America, the cash payments and fair value of common stock are considered future compensation expense, not an increase to the purchase price.

The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the acquired assets, including identifiable intangible assets and liabilities at their fair values as of April 30, 2004. The $0.8 million purchase price was mainly allocated to intellectual property ($0.6 million), a customer list ($0.1 million) and customer contracts ($0.1 million).  The company is amortizing the intellectual property over three years, the customer list over one year and the customer contracts over six months.  The intellectual property was primarily comprised of certain EDI libraries developed by Oxford that are complimentary to MFG/PRO.  Based on the purchase price allocation, no goodwill was recorded in connection with this transaction.

TRW ISCS

During the fourth quarter of fiscal 2003, the company acquired TRW Integrated Supply Chain Solutions (TRW ISCS).  In connection with the acquisition, the company implemented a plan to eliminate redundant positions and facilities within TRW ISCS.  Accordingly, the company recognized certain liabilities in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  The related actions resulted in a $4.4 million increase to the acquisition cost, which included a reduction of approximately 40 employees across most functions  (approximately $2.8 million) and facility consolidations related to certain former TRW ISCS locations  (approximately $1.6 million).  As of July 31, 2004, $3.8 million of the $4.4 million acquisition-related restructuring charge was utilized and $0.1 million was adjusted downwards due to a change in estimate.  The remaining balance of $0.5 million, consisting mainly of lease obligations, includes payments scheduled through fiscal 2017.

The following table presents the plan activities for the six months ended July 31, 2004:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)

Balances, January 31, 2004	$1,076	$50	$1,126

Fiscal 2005 activity:
Cash payments	(581)	(2)	(583)
Impact of foreign currency translation	(4)	—	(4)

Balances, July 31, 2004	$491	$48	$539

8.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2004 and January 31, 2004 were as follows:

	July 31, 2004	January 31, 2004
	(in thousands)

Capitalized software costs:
Capitalized software development costs	$2,570	$2,309
Acquired software technology	2,615	1,850
	5,185	4,159
Accumulated amortization	(1,717)	(1,193)

Capitalized software costs, net	$3,468	$2,966

The increase in capitalized software costs is primarily attributable to intellectual property acquired in connection with the Oxford business combination during the fiscal 2005 first quarter.  For further discussion of the business combination, see note 7 within these Notes to Condensed Consolidated Financial Statements.

Amortization of capitalized software costs for the six months ended July 31, 2004 and 2003 was $0.7 million and $0.9 million, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.  It is the company’s policy to write-off capitalized software development costs once fully amortized.  These write-offs do not impact “Capitalized software costs, net.”

9.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the applicable reporting units, the changes in the carrying amount of goodwill for the six months ended July 31, 2004 were as follows (reporting unit regions are defined in note 12 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2004	$10,227	$280	$799	$11,306

Impact of foreign currency translation	(257)	(14)	(25)	(296)

Realization of acquired deferred tax asset	(286)	—	—	(286)

Balances, July 31, 2004	$9,684	$266	$774	$10,724

The company is required to analyze goodwill for impairment on at least an annual basis.  The company chose the fourth quarter of its fiscal year as its annual test period.

Intangible Assets

	July 31, 2004	January 31, 2004
	(in thousands)
Amortizable intangible assets (various, principally customer contracts)	$2,688	$11,175
Less: accumulated amortization	(2,125)	(10,522)
Net amortizable intangible assets	$563	$653

Intangible assets are included in “Other assets, net” in the company’s Condensed Consolidated Balance Sheets. The change in amortizable intangible assets from January 31, 2004 to July 31, 2004 includes $8.5 million of “amortizable intangible assets” being removed from the balance sheet. It is the company’s policy to write-off intangible assets once fully amortized.  Accordingly, the corresponding $8.5 million of “accumulated amortization” was also removed from the balance sheet.  These write-offs do not impact “Net amortizable intangible assets”, nor are they reflected as a charge to expense on the Condensed Consolidated Statements of Operations.  This decrease in the gross intangible asset balance was partially offset by the acquisition of certain intangible assets related to the Oxford business combination.  For further discussion of the business combination, see note 7 within these Notes to Condensed Consolidated Financial Statements.

As of July 31, 2004 and January 31, 2004, excluding goodwill, all of the company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization.  The aggregate amortization expense related to amortizable intangible assets was $0.2 million and $0.3 million for the three and six months ended July 31, 2004 and $0.3 million and $0.6 million for the three and six months ended July 31, 2003, respectively.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2005, 2006 and 2007 is $0.2 million, $0.3 million and $0.1 million, respectively.  No additional amortization of these assets is estimated in fiscal 2008 and thereafter.

10.   LONG-TERM DEBT

	July 31, 2004	January 31, 2004
	(in thousands)
Total debt
Notes payable	$18,000	$—
Construction loan	—	10,468
Credit facility	8,375	9,125
Capital lease obligations	100	114
	26,475	19,707
Less current maturities	1,708	11,987
Long-term debt	$24,767	$7,720

Notes Payable

On July 28, 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of the company entered into a loan agreement with Mid-State Bank & Trust.  The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%.  This is a non-recourse loan, which is secured by real property located in Summerland, California.  The loan matures in ten years (principal and interest).  Under the terms of the loan, the company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.  Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million.  A portion of these proceeds were used to repay the existing construction loan.

Construction Loan

In connection with the construction of the company’s new headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust (SBB&T), the company received $3.9 million to fund qualified expenditures made during the six months ended July 31, 2004.  Total borrowings under the construction loan agreement were $14.3 million.  On July 28, 2004, the company repaid the construction loan in full.  Interest expense incurred through April 1, 2004 (the approximate date the company moved into the new facility) was capitalized and included in “Property and equipment, net” on the company’s Condensed Consolidated Balance Sheet.  Interest expense in the amount of $0.2 million which was incurred from April 1, 2004 through July 28, 2004 was expensed to “Interest expense” on the company’s Condensed Consolidated Income Statement.

Credit Facility

During June 2004, the company amended its credit facility with Well Fargo Foothill, Inc. Through the amendment, Wells Fargo Foothill, Inc. consented to: 1) a one-time cash dividend of $0.10 per share, to shareholders of record at the close of business on July 19, 2004 and payable on August 10, 2004; 2) a quarterly cash dividend of $0.025 per share; 3) the implementation of a dividend reinvestment plan; and 4) the repurchase of up to one million shares of QAD Inc. common stock.  As of July 31, 2004, the company was in compliance with its debt covenants, as amended.

11.  COMMITMENTS AND CONTINGENCIES

Indemnifications

The company sells software licenses and services to its customers under written agreements.  Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party.  The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to, certain time- and geography-based scope limitations and a right to replace an infringing product.  The company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the agreements.  For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the agreements, the company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

12.  BUSINESS SEGMENT INFORMATION

The company operates in geographic business segments.  The North America region includes the United States and Canada.   The EMEA region includes Europe, the Middle East and Africa.  The Asia Pacific region includes Asia and Australia.  The Latin America region includes South America, Central America and Mexico.

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

Operating income attributable to each business segment is based upon management’s assignment of revenue and costs.  Regional cost of revenue includes the cost of goods produced by the company’s manufacturing operations at the price charged to the distribution operation.  Income from manufacturing operations and research and development costs are included in the Corporate operating segment.  Identifiable assets are assigned by region based upon the location of each legal entity.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)
Revenue:
North America	$25,018	$21,578	$49,520	$45,171
EMEA	21,261	21,451	42,430	43,054
Asia Pacific	7,518	8,845	16,514	17,174
Latin America	3,042	4,104	6,563	6,855
	$56,839	$55,978	$115,027	$112,254

Operating income (loss):

North America	$5,204	$3,855	$10,132	$9,220
EMEA	(781)	(535)	259	(45)
Asia Pacific	(867)	360	(424)	1,096
Latin America	(5)	350	192	(68)
Corporate	(642)	(1,529)	(1,987)	(3,632)
	$2,909	$2,501	$8,172	$6,571

	July 31, 2004	January 31, 2004
Identifiable assets:
North America	$105,410	$104,371
EMEA	51,143	57,606
Asia Pacific	17,698	21,575
Latin America	6,507	6,276
	$180,758	$189,828

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

BUSINESS OVERVIEW

QAD Inc., a Delaware Corporation (QAD), was founded in 1979 and is a global provider of enterprise resource planning (ERP) software applications for multi-national, large and mid-range manufacturing and distribution companies.  QAD serves the specific needs of the automotive, consumer products, electronics, food and beverage, industrial and medical industries.  We market, distribute, implement and support our products worldwide.  Our enterprise applications provide functionality for managing manufacturing resources and operations within and beyond the enterprise, enabling global manufacturers to collaborate with their customers, suppliers and partners to improve delivery performance and reduce production and inventory costs.

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

Revenue Recognition

We license our software under non-cancelable license agreements including third-party software sold in conjunction with our software, provide customer support and provide services including technical, implementation and training.  Revenue is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Our revenue recognition policy is as follows:

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

Services Revenue.  Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts.  Although infrequent, we do at times enter into fixed price services contracts for which we recognize the services revenue on the percentage-of-completion method as prescribed by Accounting Research Bulletin No. 45, “Long-term Construction-Type Contracts”, and in SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Revenue from training services is recognized as the services are performed.

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

Valuation of Deferred Tax Assets

During the fiscal 2005 first quarter, we realized a $1.3 million benefit related to the reversal of a deferred tax asset valuation allowance.  The deferred tax asset valuation allowance that was reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible.  At this time, we believe there is not a sufficient historical and current trend of profitability to reduce the remaining deferred tax asset valuation allowance.  However, this determination can be made through additional periods of profitability and forecasted trends.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease tax expense in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003

Revenue:
License fees	25%	28%	25%	29%
Maintenance and other	48	52	49	51
Services	27	20	26	20
Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	3	4	3	4
Cost of maintenance, service and other revenue	39	36	37	35
Sales and marketing	27	26	26	27
Research and development	15	17	16	16
General and administrative	11	11	11	11
Amortization of intangibles from acquisitions	—	1	—	1
Total costs and expenses	95	95	93	94
Operating income	5	5	7	6
Other (income) expense	—	—	—	(1)
Income before income taxes	5	5	7	7
Income tax expense	1	1	—	1
Net income	4%	4%	7%	6%

Total Revenue.  Total revenue for the second quarter of fiscal 2005 was $56.8 million, an increase of $0.8 million, or 2%, from $56.0 million in the second quarter of fiscal 2004.  Holding foreign currency exchange rates constant to those applicable in the second quarter of fiscal 2004, total revenue for the current quarter would have been nearly flat at approximately $55.9 million when compared to the same period last year.  When comparing categories within total revenue at constant rates, our current quarter results included lower license revenue and lower maintenance and other revenue, offset by higher services revenue.  International revenue as a percentage of total revenue was 56% in the second quarter of fiscal 2005, as compared to 61% in the same period of the prior fiscal year.  The decrease internationally was largely due to increases in services revenue in North America.

Total revenue for the first six months of fiscal 2005 was $115.0 million, an increase of $2.7 million, or 2%, from $112.3 million in the first six months of fiscal 2004.  Holding foreign currency exchange rates constant to those applicable in the first six months of fiscal 2004, total revenue for the current year would have been approximately $111.9 million representing a $0.4 million decline when compared to the same period last year.  When comparing categories within total revenue at constant rates, the first half of fiscal 2005 included lower license revenue and lower maintenance and other revenue, which were partially offset by higher services revenue.  International revenue as a percentage of total revenue was 57% in the first six months of fiscal 2005, as compared to 60% in the same period of the prior fiscal year.  The decrease in the proportion of international revenue was primarily due to increases in services revenue in North America.

License Revenue.  License revenue was $14.1 million for the second quarter of fiscal 2005, down $1.7 million, or 11%, from $15.8 million for the second quarter of fiscal 2004.  Holding foreign currency exchange rates constant to fiscal 2004, license revenue for the current quarter would have been approximately $13.9 million, representing a $1.9 million, or 12%, decrease from the same period last year.  All of our business segments experienced decreases in license revenue from the prior year with the exception of our Europe, Middle East and Africa (EMEA) region.  We have continued to sell our software licenses at prices comparable to last year across all regions.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period.  During the second quarter of fiscal 2005, 8 customers placed license orders totaling more than $300,000, of which none exceeded $1 million.  This compared to the fiscal 2004 second quarter in which 10 customers placed license orders totaling more than $300,000, of which one order exceeded $1 million.  We believe our current quarter results reflect a more cautious economic environment, which tends to reduce some technology spending.

License revenue was $28.6 million for the first six months of fiscal 2005, down $4.5 million, or 14%, from $33.1 million for the first six months of fiscal 2004.  Holding foreign currency exchange rates constant to fiscal 2004, license revenue for the current year would have been approximately $28.2 million, representing a $4.9 million, or 15%, decrease from the same period last year, reflecting declines in all of our business segments.  During the first six months of fiscal 2005, 17 customers placed license orders totaling more than $300,000, of which none exceeded $1 million.  This compared to 18 customers who placed orders totaling more than $300,000 in the first six months of fiscal 2004, of which four orders exceeded $1 million.  We have found that although we continue to secure a comparable number of sizable license orders, the average size of these orders has decreased compared to last year.  We believe the decrease in license revenue reflects a cautious spending environment, as we see our customers buy in several incremental orders over time instead of one large investment.

Maintenance and Other Revenue.  Maintenance and other revenue was $27.6 million for the second quarter of fiscal 2005, representing a decrease of $1.3 million, or 4%, from the $28.9 million for the second quarter of fiscal 2004.  Holding exchange rates constant to those prevailing in the second quarter of fiscal 2004, second quarter fiscal 2005 maintenance and other revenue would have been approximately $27.3 million for the current quarter, representing a decrease of $1.6 million, or 6%, from the same period last year.  Maintenance and other revenue was $56.5 million for the first six months of fiscal 2005, nearly flat to the same period last year at $56.7 million.  Holding exchange rates constant to those prevailing in the first six months of fiscal 2004, fiscal 2005 maintenance and other revenue would have been approximately $55.2 million, representing a decline of $1.5 million, or 3%, when compared to last year.

The favorable currency impact of approximately $0.3 million for the second quarter and $1.3 million for the first half of this year related mainly to fluctuations in the British Pound, Australian Dollar and Euro.  Other factors impacting the comparison of the second quarter and first six months of the current year to the same periods last year include additional maintenance on new license sales, offset by cancellations within our existing customer base, the timing of customer commitments to contract renewals, and lower hardware sales, mainly in Asia Pacific.  We measure our rate of contract renewals routinely by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end.  Our maintenance contract renewal rate for the second quarter and first six months of fiscal 2005 was in excess of 90%.  The timing of customer commitments to contract renewals can impact our maintenance revenue in cases where a renewal commitment is not received during the period in which the maintenance contract renewal period was set to begin.  Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue due to the delay is recognized immediately, at the time of invoice.  Improvements in our maintenance renewal backlog have resulted in fewer significant cases of delayed renewal commitments than the prior year, which has an unfavorable impact when comparing to last year.

Services Revenue.  Services revenue was $15.1 million for the second quarter of fiscal 2005, representing an increase of $3.7 million, or 33%, when compared to the same period last year at $11.4 million.  Holding exchange rates constant to those prevailing during the second quarter of fiscal 2004, services revenue for the second quarter of fiscal 2005 would have been approximately $14.7 million, reflecting a $3.3 million, or 29%, increase over last year. The effect of the change in exchange rates mainly related to fluctuations in the Euro.  Also contributing to the increases in services revenue was an improvement in the utilization rates of our consultants, particularly in North America, and the Oxford business combination, completed in the first quarter of fiscal 2005.

For the first six months of fiscal 2005, services revenue was $29.9 million, representing an increase of $7.5 million, or 33%, when compared to the same period last year at $22.4 million.  Holding exchange rates constant to those prevailing during the first six months of fiscal 2004, services revenue for the first half of fiscal 2005 would have been approximately $28.5 million, reflecting a $6.1 million, or 27%, increase over last year.  The effect of the change in exchange rates mainly related to fluctuations in the Euro.  Also contributing to the increases in services revenue was an improvement in the utilization rates of our consultants, particularly in North America and EMEA.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $23.9 million and $22.7 million and as a percentage of total revenue was 42% and 40% for the second quarter of fiscal 2005 and 2004, respectively.  Holding exchange rates constant to those prevailing during the second quarter last year, total cost of revenue for the second quarter of fiscal 2005 would have been approximately $0.5 million lower, and the cost of revenue percentage would have been unchanged at 42%, reflecting the less than one percentage point impact of currencies on our margins.  For the quarter ended July 31, 2004 compared to the quarter ended July 31, 2003, our margins were unfavorably impacted by the change in revenue mix from license, maintenance and other revenue to lower margin services revenue, partially offset by margin improvements in each of our product lines.  These margin improvements included a decrease in license royalty payments as a percentage of license revenue and increased utilization of consultants, primarily in the North American region, partially offset by additional termination costs, mainly related to our EMEA region.

For the first six months of fiscal 2005 and 2004, total cost of revenue was $46.2 million and $44.3 million and as a percentage of total revenue was 40% and 39%, respectively.  Holding exchange rates constant to last year, total cost of revenue for the first six months of fiscal 2005 would have been approximately $1.7 million lower at $44.5 million  and would have been unchanged when expressed as a percentage of total revenue at 40%.  On a year-over-year basis, our margins were unfavorably impacted by the change in revenue mix from license, maintenance and other revenue to lower margin services revenue, partially offset by margin improvements in each of our product lines.  These margin improvements included a decrease in license royalty expense as a percentage of license revenue and increased utilization of consultants, primarily in the North American and EMEA regions, partially offset by additional termination costs, mainly in EMEA.

Sales and Marketing.  Sales and marketing expense increased $0.3 million, to $15.1 million for the second quarter of fiscal 2005 from $14.8 million in the comparable prior year period.  As a percentage of total revenue, sales and marketing expense was fairly consistent in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 at 27% and 26%, respectively.  Holding exchange rates constant to last year, current quarter expense would have been flat to last year.  The significant variances in the current quarter versus the same quarter in the previous year were lower personnel expenses of $0.9 million and lower travel and entertainment expenses of $0.3 million, largely offset by higher employee termination costs of $1.0 million, mainly in the EMEA region.

On a year-to-date basis, sales and marketing expense decreased $0.2 million, or 1%, to $30.1 million for the first half of fiscal 2005 compared with $30.3 million in the first half of fiscal 2004.  As a percentage of total revenue, sales and marketing expense was 26% in the six months ended July 31, 2004 compared to 27% in the six months ended July 31, 2003.  Holding exchange rates constant to last year, current year-to-date expense would have been approximately $1.2 million lower.  Lower personnel expenses of $1.6 million and lower travel and entertainment expenses of $0.4 million were partially offset by higher employee termination costs of $0.8 million, mainly related to the EMEA region.

Research and Development.  Research and development expense, which is managed on a global basis, decreased $1.0 million, or 11%, to $8.4 million for the second quarter of fiscal 2005 when compared to the same quarter last year at $9.4 million.  These decreases were mainly related to lower personnel expenses and related allocations of $0.8 million, partially offset by the unfavorable impact of the weakening U.S. Dollar relative to other currencies, primarily the Australian Dollar, British Pound and Euro.

On a year-to-date basis, research and development expense decreased $0.7 million, or 4%, to $17.6 million for fiscal 2005 when compared to the same period last year at $18.3 million.  Holding exchange rates constant to last year, current year-to-date expense would have been approximately $17.2 million, or $1.1 million lower.  The decrease in research and development expense was mainly due to lower personnel expenses and related allocations of $0.8 million, partially offset by the unfavorable impact of the weakening of the U.S. Dollar relative to other currencies, mainly the Australian Dollar, British Pound and Euro.

General and Administrative.  General and administrative expense was consistent with last year, remaining nearly flat at $6.3 million and $6.4 million for the second quarter of fiscal 2005 and 2004, respectively.

On a year-to-date basis, general and administrative expense was $12.6 million, representing a $0.4 million, or 3%, increase over the $12.2 million for last year, which predominantly related to the unfavorable impact of the weakening of the U.S. Dollar, primarily relative to the Euro, Australian Dollar and British Pound.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions was nearly flat to last year at $0.2 million for the current quarter compared to $0.3 million in the same quarter last year.

On a year-to-date basis, amortization of intangibles from acquisitions was $0.3 million, representing a $0.2 million decrease from the $0.5 million for the same period last year.  This decrease is primarily due to intangible assets which had been amortized last year that had become fully amortized prior to the current period, partially offset by new amortization on purchases in more recent periods.

Other (Income) Expense. Net other (income) expense was $0.3 million and breakeven for the second quarter of fiscal 2005 and 2004, respectively.  The $0.3 million change primarily relates to lower exchange gains and interest expense on debt related to our new corporate headquarters in Summerland, California.

Net other (income) expense was $0.2 million and $(1.3) million for the first half of fiscal 2005 and 2004, respectively.  The $1.5 million change primarily relates to the $1.5 million gain on the sale of a parcel of property in Carpinteria, California, in the first quarter of fiscal 2004.

Income Tax Expense.  We recorded income tax expense of $0.6 million for both the current quarter and the same quarter last year.  These amounts include taxes in jurisdictions that were profitable during these periods.

We recorded income tax expense of $0.4 million and $1.5 million for the first half of fiscal 2005 and 2004, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods.  In addition, the current year includes a $1.3 million benefit related to the reversal of a deferred tax asset valuation allowance attributable to the realization of certain deferred tax assets in foreign jurisdictions, as it was determined that it was more likely than not that these benefits would be realized.  The deferred tax asset valuation allowance which was reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.

We have not recognized a benefit for deferred tax assets that management has determined are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.

Working Capital

Our working capital was $20.2 million and $6.0 million as of July 31, 2004 and January 31, 2004, respectively.  The $14.2 million increase in working capital was primarily due to a $28.9 million decrease in current liabilities, partially offset by a $14.7 million decrease in current assets.  The $28.9 million decrease in current liabilities related primarily to the $14.3 million repayment of our construction loan using proceeds from our long-term debt with Mid-State Bank, executed during the second quarter of this year, which is more fully described in the “Contractual Obligations” section below.  Current liabilities also declined due to decreases in accounts payable and other current liabilities, partly attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end commission, bonus and royalty liabilities.  In addition, deferred revenue reflected seasonal declines in deferred maintenance revenue following high year-end renewal billings.  The $14.7 million decrease in current assets relates primarily to the seasonal decline in accounts receivable following high year-end billings, partially offset by higher cash and equivalents.  Cash and equivalents increased from $59.8 million at January 31, 2004 to $64.5 million as of the current quarter-end, for the reasons described in the “Cash Flows” section below.

Accounts receivable days’ sales outstanding, using the countback method, increased to 82 days at July 31, 2004 compared to 58 days at January 31, 2004 and decreased from 89 days at July 31, 2003.  The increase over the prior year-end is consistent with our normal cycle, given that the fourth quarter generally carries a larger number of significant sales transactions, which can carry longer payment terms.

Dividends

On June 15, 2004, our Board of Directors approved a one-time special dividend of $0.10 per share of common stock payable August 10, 2004 to QAD shareholders of record at the close of business on July 19, 2004.   In addition, our Board of Directors approved an initial quarterly cash dividend of $0.025 per share of common stock payable September 20, 2004 to shareholders of record at the close of business on August 23, 2004.  At July 31, 2004, we accrued the dividends payable thereby reducing Stockholders’ equity by $4.3 million.  Continuing quarterly cash dividends are subject to our continued profitability and liquidity requirements.

Cash Flows

The following is a summary of cash flows for the first six months of fiscal 2005 and 2004:

Operating Activities

Net cash provided by operating activities was $7.8 million and $4.9 million in the first half of fiscal 2005 and 2004, respectively.  The increase from fiscal 2004 to 2005 related primarily to a larger decline in accounts receivable due to higher collections in the current year, partially offset by a larger decline in deferred revenue and accounts payable.  The decline in deferred revenue was primarily due to a lower level of licenses and services billings requiring deferral as of July 31, 2004 when compared to July 31, 2003.

The current quarter operating expenses included the accrual of approximately $1.4 million in severance costs which we expect to pay in the third quarter.  Subsequent to the end of the fiscal 2005 second quarter, we took additional actions that will direct our resources to better streamline our operations.  These actions included personnel reductions across all functional areas, which resulted in approximately $2 million in additional termination costs which we also expect to pay during the third quarter.  The combined second and third quarter actions are expected to result in a reduction of approximately 50 positions throughout the company, primarily in the development and support organizations.  We anticipate the total annualized cost savings related to these actions will approximate $5 million.

Investing Activities

Net cash used in investing activities for the first half of fiscal 2005 and 2004 was $9.7 million and $3.5 million, respectively.  The first six months of fiscal 2005 and 2004 included $8.3 million and $7.6 million, respectively, for the purchase of property and equipment mainly related to the construction of our new company headquarters on property owned by QAD in Summerland, California.  The first quarter of fiscal 2005 included $0.8 million paid in connection with the acquisition of certain assets and liabilities of Oxford.  For further discussion of this business combination, see note 7 within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  The first quarter of fiscal 2004 included $3.3 million of proceeds from the sale of a parcel of property located in Carpinteria, California.

Financing Activities

Net cash provided by (used in) financing activities was $7.1 million and $(8.7) million for the first half of fiscal 2005 and 2004, respectively.

Borrowings under our construction loan for the first six months of fiscal 2005 and 2004 was $3.9 million and $3.7 million, respectively.  The current year also includes the $14.3 million payoff of our construction loan and the $17.8 million in proceeds from our permanent financing with Mid-State Bank, which is more fully described in the “Contractual Obligations” section below.

On June 15, 2004, our Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of QAD common stock.  During the three months ended July 31, 2004 we repurchased approximately 145,000 shares of our common stock at an average repurchase price of $10.20 per share. As a result, Stockholders’ equity was reduced for the three months ended July 31,

2004 by $1.5 million.  We expect to evaluate opportunities to repurchase shares throughout the next four quarters.  Accordingly, between August 1, 2004 and September 9, 2004, we have purchased approximately 226,000 additional shares of our common stock at an average purchase price of $6.21 per share.

The prior year activity also includes $15.2 million in expenditures related to a “Modified Dutch Auction” tender offer, in which QAD purchased approximately 2.9 million shares of its common stock at a price of $5.00 per share.

The first six months of the current and prior year also include $1.9 million and $4.0 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs.

CONTRACTUAL OBLIGATIONS

The following discussion should be read in conjunction with the applicable information included under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended January 31, 2004.

Notes Payable

On July 28, 2004, QAD Ortega Hill, LLC, a fully owned subsidiary of QAD Inc. entered into a loan agreement with Mid-State Bank & Trust.  The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%.  This is a non-recourse loan, which is secured by real property located in Summerland, California.  The loan matures in ten years.  Under the terms of the loan, we shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.  Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million.  A portion of these proceeds were used to repay the existing construction loan.

Construction Loan

In connection with the construction of our new company headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust (SBB&T), we received $3.9 million to fund qualified expenditures made during the six months ended July 31, 2004.

In May 2004, we amended the terms of our construction loan agreement with SBB&T to extend the due date of the principal balance of the loan from June 1, 2004 to September 1, 2004.  Under the amended loan agreement, interest on the unpaid principal balance will be due and payable on the first day of each month beginning July 1, 2004 and continuing until September 1, 2004 based on the current Wall Street Prime Rate plus 1% point per annum. Total borrowings under the construction loan agreement of $14.3 were paid in full on July 28, 2004.

Credit Facility

During June 2004, we amended our credit facility with Well Fargo Foothill, Inc. Through the amendment, Wells Fargo Foothill, Inc. consented to: 1) a one-time cash dividend of $0.10 per share of common stock to shareholders of record on the close of business on July 19, 2004 and payable on August 10, 2004; 2) a quarterly cash dividend of $0.025 per share; 3) the implementation of a dividend reinvestment plan; and 4) the repurchase of up to one million shares of QAD Inc. common stock.  As of July 31, 2004, we were in compliance with the covenants, as amended.

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

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005.  We are currently evaluating the impact of this proposed standard on our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  For the six months ended July 31, 2004 and 2003, approximately 35% and 30%, respectively, of our revenue was denominated in foreign currencies.  Approximately 45% of our expenses were denominated in currencies other than the U.S. Dollar for both of the six months ended July 31, 2004 and 2003.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the U.S. Dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  Foreign currency transaction gains totaled $0.1 million for each of the six months ended July 31, 2004 and 2003.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 16, 2004, the following proposals were adopted:

(1)          To re-elect two incumbent directors to the board of directors to hold office for a term of three years until the annual meeting of stockholders in the year 2007 (Class II Directors):

	Votes For	Votes Withheld
Peter R. van Cuylenburg	31,636,312	1,792,705
A. Barry Patmore	31,632,801	1,796,216

(2)          To ratify the appointment of KPMG LLP as the Company’s independent auditors for the Company’s 2005 fiscal year:

Votes For	Votes Against	Abstentions
33,288,935	98,387	41,695

(3)          To approve an amendment to the QAD Inc. 1997 Stock Incentive program, Amended:

Votes For	Votes Against	Abstentions
27,536,829	2,219,477	50,245

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits

10.2                         Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004

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

On May 19, 2004, QAD Inc. filed a Current Report on Form 8-K reporting under Item 12 related to the Registrant’s press release announcing fiscal 2005 first quarter results and guidance for its fiscal 2005 second quarter and revised guidance for its full fiscal year.

On June 22, 2004, QAD Inc. filed a Current Report on Form 8-K reporting under Item 5 related to the Registrant’s press release announcing the declaration of a one-time dividend of $0.10 per share, the initiation of quarterly dividends, and a stock buyback program.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: September 9, 2004	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller (Chief Accounting Officer)