Form 10-Q
period 2004-10-31
QAD INC
filed 2004-12-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

The number of shares outstanding of the issuer’s common stock as of November 30, 2004 was 33,751,675.

QAD INC.

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of October 31, 2004 and January 31, 2004

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II

OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6	Exhibits

SIGNATURES

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	October 31, 2004	January 31, 2004
Assets
Current assets:
Cash and equivalents	$57,496	$59,784
Accounts receivable, net	48,315	65,455
Other current assets	11,362	13,352

Total current assets	117,173	138,591

Property and equipment, net	39,271	34,485
Capitalized software costs, net	3,168	2,966
Goodwill	11,296	11,306
Other assets, net	2,438	2,480

Total assets	$173,346	$189,828

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,706	$11,987
Accounts payable	8,476	12,553
Deferred revenue	56,022	69,252
Other current liabilities	31,723	38,821

Total current liabilities	97,927	132,613

Long-term debt	24,344	7,720
Other liabilities	367	1,882
Minority interest	571	500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,337,192 and 35,334,291 shares at October 31, 2004 and January 31, 2004, respectively	35	35
Additional paid-in capital	119,308	119,411
Treasury stock, at cost (1,620,372 and 1,561,056 shares at October 31, 2004 and January 31, 2004, respectively)	(10,138)	(8,100)
Accumulated deficit	(52,967)	(58,038)
Unearned compensation – restricted stock	(440)	—
Accumulated other comprehensive loss	(5,661)	(6,195)

Total stockholders’ equity	50,137	47,113

Total liabilities and stockholders’ equity	$173,346	$189,828

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenue
License fees	$13,892	$15,517	$42,497	$48,607
Maintenance and other	28,348	28,617	84,857	85,358
Services	13,213	11,681	43,126	34,104

Total revenue	55,453	55,815	170,480	168,069

Costs and expenses:
Cost of license fees	2,212	2,140	6,059	7,400
Cost of maintenance, service and other revenue	20,274	20,174	62,673	59,240
Sales and marketing	12,879	14,114	42,973	44,402
Research and development	7,829	8,991	25,444	27,325
General and administrative	6,931	5,965	19,579	18,153
Amortization of intangibles from acquisitions	150	279	402	826
Restructuring	—	(346)	—	(346)

Total costs and expenses	50,275	51,317	157,130	157,000

Operating income	5,178	4,498	13,350	11,069

Other (income) expense:
Interest income	(193)	(151)	(518)	(396)
Interest expense	564	328	1,315	874
Other (income) expense, net	641	(154)	453	(1,794)

Total other (income) expense	1,012	23	1,250	(1,316)

Income before income taxes	4,166	4,475	12,100	12,385
Income tax expense	1,050	900	1,425	2,400

Net income	$3,116	$3,575	$10,675	$9,985

Basic net income per share	$0.09	$0.11	$0.31	$0.30
Diluted net income per share	$0.09	$0.10	$0.30	$0.29

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2004	2003

Cash flows from operating activities:
Net income	$10,675	$9,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,824	6,393
Provision for (recovery of) doubtful accounts and sales adjustments	328	(113)
(Gain) loss on disposal of property and equipment	120	(1,545)
Restructuring		(346)
Other, net	137	131
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,224	12,181
Other assets	1,085	3,036
Accounts payable	(4,155)	(1,444)
Deferred revenue	(13,444)	(14,638)
Other liabilities	(8,751)	(5,568)
Net cash provided by operating activities	9,043	8,072
Cash flows from investing activities:
Purchase of property and equipment	(9,042)	(12,400)
Restricted cash under construction loan	—	1,016
Capitalized software costs	(787)	(478)
Acquisitions of businesses, net of cash acquired	(766)	(445)
Proceeds from sale of property and equipment	29	3,394
Net cash used in investing activities	(10,566)	(8,913)
Cash flows from financing activities:
Proceeds from construction loan	3,870	7,749
Repayment of construction loan	(14,338)	—
Repayments of long-term debt	(1,189)	(1,625)
Proceeds from issuance of common stock	2,520	6,524
Proceeds from notes payable, net of fees	17,843	—
Repurchase of common stock	(5,581)	(15,239)
Dividends paid	(4,277)	—
Net cash used in financing activities	(1,152)	(2,591)

Effect of exchange rates on cash and equivalents	387	1,087

Net decrease in cash and equivalents	(2,288)	(2,345)

Cash and equivalents at beginning of period	59,784	50,188

Cash and equivalents at end of period	$57,496	$47,843

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in QAD’s (the company) Annual Report on Form 10-K for the year ended January 31, 2004.  The results of operations for the three and nine months ended October 31, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a provision allowing a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The company may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. The company will evaluate the effects of the repatriation provision and the possible range of amounts that the company may consider for repatriation under the provision, but does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.”  The exposure draft proposes to expense the fair value of share-based payments to employees and is effective for annual or interim periods beginning after June 15, 2005.  The company is currently evaluating the impact of this proposed standard on its financial statements.

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51”, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.  In December 2003, the FASB issued Revised Financial Interpretation No. 46 (FIN 46R), resulting in multiple effective dates based on the nature as well as the creation date of the VIE.  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether the consolidation requirements of FIN 46R apply to those entities.  There is no grandfathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003, and for entities considered to be special purpose entities, no later than the end of the first reporting period that ends after March 15, 2004.  The adoption of FIN 46 and FIN 46R had no effect on the company’s financial condition or results of operations.

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

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. (SFAS) 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than

Employees for Acquiring, or in conjunction with Selling, Goods, or Services,” which require entities to recognize an expense, based on the fair value of the related awards.  SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  The company is not currently required to transition to use a fair value method of accounting for stock-based employee compensation.  Instead, the company has elected to provide the required disclosures as if it had transitioned.  The following table illustrates the effect on net income and basic and diluted net income per share as if the company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income, as reported	$3,116	$3,575	$10,675	$9,985
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27	—	55	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	754	521	2,060	1,536
Pro forma net income	$2,389	$3,054	$8,670	$8,449

Basic and diluted net income per share:
As reported
Basic	$0.09	$0.11	$0.31	$0.30
Diluted	$0.09	$0.10	$0.30	$0.29
Pro forma
Basic	$0.07	$0.09	$0.25	$0.26
Diluted	$0.07	$0.09	$0.25	$0.24

The fair value of stock options and stock purchased under our employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the nine months ended

October 31, 2004 and 2003:

Stock–Based Compensation	Expected Life	Expected Volatility	Risk-Free Interest Rate	Dividend Yield
	(in years)

Options:
2004	5.5	0.98	3.7%	1.3
2003	5.5	1.01	3.5%	—

ESPP:
2004	0.25	0.88	1.91%	1.3
2003	0.25	1.01	1.10%	—

4.  CHANGES IN STOCKHOLDERS’ EQUITY

Stock Repurchase

On June 15, 2004, the company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the company’s common stock.  During the three months ended October 31, 2004, the company repurchased approximately 597,000 shares at an average price of $6.87 per share.  For the nine months ended October 31, 2004 the company repurchased approximately 742,000 shares of its common stock at an average repurchase price of $7.52 per share.  As a result, stockholders’ equity was reduced for the nine months ended October 31, 2004 by $5.6 million.

Dividends

On June 15, 2004, the company’s Board of Directors approved a one-time special dividend of $0.10 per share of common stock payable August 10, 2004 to the company’s shareholders of record at the close of business on July 19, 2004.  In addition, the company’s Board of Directors approved an initial quarterly cash dividend of $0.025 per share of common stock payable September 20, 2004 to the company’s shareholders of record at the close of business on August 23, 2004.  The one-time special dividend and the initial quarterly dividend, for a total of $4.3 million, were paid during the third quarter of fiscal 2005.

On September 9, 2004, the company’s Board of Directors approved the payment of a quarterly cash dividend of $0.025 per share of common stock to shareholders of record at the close of business on November 22, 2004, payable December 20, 2004, thereby reducing stockholders’ equity for the three months ended October 31, 2004 by $0.8 million.

Total dividends declared in the nine months ended October 31, 2004 were $5.1 million, of which $4.3 million was paid by October 31, 2004.

5.   COMPREHENSIVE INCOME

Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the company’s Condensed Consolidated Balance Sheets.  The components of comprehensive income are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands)

Net income	$3,116	$3,575	$10,675	$9,985
Foreign currency translation adjustments	554	113	534	398

Comprehensive income	$3,670	$3,688	$11,209	$10,383

6.   COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income	$3,116	$3,575	$10,675	$9,985

Weighted average shares of common stock outstanding - basic	33,935	32,892	34,025	32,996

Weighted average shares of common stock equivalents issued using the treasury stock method	906	1,782	1,296	1,635

Weighted average shares of common stock and common stock equivalents outstanding - diluted	34,841	34,674	35,321	34,631

Basic net income per share	$0.09	$0.11	$0.31	$0.30
Diluted net income per share	$0.09	$0.10	$0.30	$0.29

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method.  For the three and nine months ended October 31, 2004, shares of common stock equivalents of approximately 2.0 million and 0.6 million, respectively, were not included in the diluted calculation because they were anti-dilutive.  For the three and nine months ended October 31, 2003, shares of common stock equivalents of approximately 0.4 million and 0.6 million, respectively, were not included in the diluted calculation because they were anti-dilutive.

7.   BUSINESS COMBINATIONS

Oxford Consulting Group, Inc.

On April 30, 2004, the company acquired certain assets and liabilities of Oxford Consulting Group, Inc. (Oxford) located in the United States.  Oxford’s business primarily focused on electronic data interchange (EDI) systems design, installation and services in connection with the MFG/PRO software owned and licensed by the company.

Under the terms of the asset purchase agreement, the company paid $0.8 million in cash upon consummation and issued 40,000 shares of restricted common stock.  The approximate value of the shares ($0.4 million) at the date of acquisition was included as outstanding stock with an equal offset as “Unearned compensation – restricted stock,” within stockholders’ equity in the company’s Condensed Consolidated Balance Sheet at April 30, 2004.  The shares vest ratably in equal portions over four years on each anniversary date of the acquisition.  As such, the company is expensing the unearned compensation straight-line over four years.  An additional $0.4 million in cash is payable to Oxford through February 2006.  Both the potential future cash payments and vesting of common stock are contingent on the future employment of certain employees of Oxford.  Therefore, and in accordance with accounting principles generally accepted in the United States of America, the cash payments and fair value of common stock are considered future compensation expense, not an increase to the purchase price.

The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the acquired assets, including identifiable intangible assets and liabilities at their fair values as of April 30, 2004.  The $0.8 million purchase price was mainly allocated to intellectual property ($0.6 million), a customer list ($0.1million) and customer contracts ($0.1 million).  The company is amortizing the intellectual property over three years, the customer list over one year and the customer contracts over six months.  The intellectual property was primarily comprised of certain EDI libraries developed by Oxford that are complimentary to MFG/PRO.  Based on the purchase price allocation, no goodwill was recorded in connection with this transaction.

TRW ISCS

During the fourth quarter of fiscal 2003, the company acquired TRW Integrated Supply Chain Solutions (TRW ISCS).  In connection with the acquisition, the company implemented a plan to eliminate redundant positions and facilities within TRW ISCS.  Accordingly, the company recognized certain liabilities in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  The related actions resulted in a $4.4 million increase to the acquisition cost, which included a reduction of approximately 40 employees across most functions  (approximately $2.8 million) and facility consolidations related to certain former TRW ISCS locations  (approximately $1.6 million).  As of October 31, 2004, $3.8 million of the $4.4 million acquisition-related restructuring charge was utilized and $0.1 million was adjusted downwards due to a change in estimate.  The remaining balance of $0.5 million, consisting mainly of lease obligations, includes payments scheduled through fiscal 2017.

The following table presents the plan activities for the nine months ended October 31, 2004:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)

Balances, January 31, 2004	$1,076	$50	$1,126

Fiscal 2005 activity:
Cash payments	(622)	(2)	(624)
Impact of foreign currency translation	14	3	17

Balances, October 31, 2004	$468	$51	$519

8.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2004 and January 31, 2004 were as follows:

	October 31, 2004	January 31, 2004
	(in thousands)

Capitalized software costs:
Capitalized software development costs	$2,673	$2,309
Acquired software technology	2,600	1,850
	5,273	4,159
Accumulated amortization	(2,105)	(1,193)

Capitalized software costs, net	$3,168	$2,966

The increase in capitalized software costs is primarily attributable to intellectual property acquired in connection with the Oxford business combination during the fiscal 2005 first quarter.  For further discussion of the business combination, see note 7 within these Notes to Condensed Consolidated Financial Statements.

Amortization of capitalized software costs was $1.2 million for both the nine months ended October 31, 2004 and 2003, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.  It is the company’s policy to write-off capitalized software development costs once fully amortized.  These write-offs do not impact “Capitalized software costs, net.”

9.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the applicable reporting units, the changes in the carrying amount of goodwill for the nine months ended October 31, 2004 were as follows (reporting unit regions are defined in note 12 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2004	$10,227	$280	$799	$11,306

Impact of foreign currency translation	321	(12)	(33)	276

Realization of acquired deferred tax asset	(286)	—	—	(286)

Balances, October 31, 2004	$10,262	$268	$766	$11,296

The company is required to analyze goodwill for impairment on at least an annual basis.  The company chose November 30th as its annual test date.

Intangible Assets

	October 31, 2004	January 31, 2004
	(in thousands)
Amortizable intangible assets (various, principally customer contracts)	$2,842	$11,175
Less: accumulated amortization	(2,411)	(10,522)
Net amortizable intangible assets	$431	$653

Intangible assets are included in “Other assets, net” in the company’s Condensed Consolidated Balance Sheets. The change in amortizable intangible assets from January 31, 2004 to October 31, 2004 includes the removal of $8.5 million of “amortizable intangible assets” being removed from the balance sheet. It is the company’s policy to write-off intangible assets once fully amortized.  Accordingly, the corresponding $8.5 million of “accumulated amortization” was also removed from the balance sheet.  These write-offs do not impact “Net amortizable intangible assets”, nor are they reflected as a charge to expense on the Condensed Consolidated Statements of Operations.  This decrease in the gross intangible asset balance was partially offset by the acquisition of certain intangible assets related to the Oxford business combination.  For further discussion of the Oxford business combination, see note 7 within these Notes to Condensed Consolidated Financial Statements.

As of October 31, 2004 and January 31, 2004, excluding goodwill, all of the company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization.  The aggregate amortization expense related to amortizable intangible assets was $0.2 million and $0.4 million for the three and nine months ended October 31, 2004, respectively, and $0.3 million and $0.8 million for the three and nine months ended October 31, 2003, respectively.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2005, 2006 and 2007 is $115,000, $269,000 and $47,000, respectively.  No additional amortization of these assets is estimated in fiscal 2008 and thereafter.

10.  LONG-TERM DEBT

	October 31, 2004	January 31, 2004
	(in thousands)
Total debt
Notes payable	$17,954	$—
Construction loan	—	10,468
Credit facility	8,000	9,125
Capital lease obligations	96	114
	26,050	19,707
Less current maturities	1,706	11,987
Long-term debt	$24,344	$7,720

Notes Payable

On July 28, 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of the company, entered into a loan agreement with Mid-State Bank & Trust.  The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%.  This is a non-recourse loan, which is secured by real property located in Summerland, California.  The loan matures in ten years (principal and interest).  Over the terms of the loan, the company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.  Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million.  A portion of these proceeds were used to repay the existing construction loan.

Construction Loan

In connection with the construction of the company’s new headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust (SBB&T), the company received $3.9 million to fund qualified expenditures made during the six months ended July 31, 2004.  Total borrowings under the construction loan agreement were $14.3 million.  On July 28, 2004, the company repaid the construction loan in full.  Interest expense incurred through April 1, 2004 (the approximate date the company moved into the new facility) was capitalized and included in “Property and equipment, net” on the company’s Condensed Consolidated Balance Sheets.  Interest expense in the amount of $0.2 million which was incurred from April 1, 2004 through July 28, 2004 was expensed to “Interest expense” on the company’s Condensed Consolidated Income Statements.

Credit Facility

During June 2004, the company amended its credit facility with Wells Fargo Foothill, Inc. Through the amendment, Wells Fargo Foothill, Inc. consented to: 1) a one-time cash dividend of $0.10 per share, to shareholders of record at the close of business on July 19, 2004 and payable on August 10, 2004; 2) an ongoing quarterly cash dividend of $0.025 per share; 3) the implementation of a dividend reinvestment plan; and 4) the repurchase of up to one million shares of the company’s common stock.

Subsequent to quarter-end, but effective October 31, 2004, the company amended its credit facility with Wells Fargo Foothill, Inc. to adjust the minimum tangible net worth covenant based on current forecast, including the impact of the share repurchase program and the dividend program.  As of October 31, 2004, the company was in compliance with the debt covenants, as amended.

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

12.  BUSINESS SEGMENT INFORMATION

The company operates in geographic business segments.  The North America business segment includes the United States and Canada.  The EMEA business segment includes Europe, the Middle East and Africa.  The Asia Pacific business segment includes Asia and Australia.  The Latin America business segment includes South America, Central America and Mexico.

The geographic business segments derive revenue from the sale of licenses, maintenance and services to third-party customers.  License revenue is assigned to the business segments based on the proportion of commission earned by each business segment, maintenance revenue is allocated to the business segment where the end user customer is located and services revenue is assigned based on the business segment where the services are performed.

Operating income attributable to each business segment is based upon management’s assignment of revenue and costs.  Business segment cost of revenue includes the cost of goods produced or procured by the company’s manufacturing operations at the price charged to the distribution operation.  Income from manufacturing operations and research and development costs are included in the Corporate business segment.  Identifiable assets are assigned by business segment based upon the location of each legal entity.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands)
Revenue:
North America	$23,786	$20,893	$73,306	$66,064
EMEA	19,373	22,800	61,803	65,854
Asia Pacific	8,782	8,325	25,296	25,499
Latin America	3,512	3,797	10,075	10,652
	$55,453	$55,815	$170,480	$168,069

Operating income (loss):

North America	$4,248	$4,009	$14,380	$13,229
EMEA	109	1,146	368	1,101
Asia Pacific	1,058	377	634	1,473
Latin America	63	(74)	255	(142)
Corporate	(300)	(1,306)	(2,287)	(4,938)
Restructuring	—	346	—	346
	$5,178	$4,498	$13,350	$11,069

	October 31, 2004	January 31, 2004
Identifiable assets:
North America	$99,552	$104,371
EMEA	48,781	57,606
Asia Pacific	19,121	21,575
Latin America	5,892	6,276
	$173,346	$189,828

13. SUBSEQUENT EVENT

On December 1, 2004, QAD entered into a sub-lease agreement to sublease approximately 60% of its leased office space in Carpinteria, California, which it vacated when the company moved to its new offices in Summerland, California.  The sublease commenced on December 1, 2004 and ends on the date QAD’s lease terminates with the lessor in August 2011.  Under the terms of the sublease agreement, the sublessee shall pay QAD a monthly rental amount which is less than the current monthly lease payment QAD pays to the lessor.  In accordance with Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the company expensed the present value of the expected loss from the sublease arrangement.  Expense of approximately $0.6 million was incurred on December 1, 2004 and will be reflected in the Consolidated Statement of Operations during the period ended January 31, 2005.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other information detailed in our Annual Report on Form 10-K for the year ended January 31, 2004.  These include, but are not limited to, evolving demand for the company’s software products and products that operate with the company’s products; the company’s ability to sustain strong licensing demand; the company’s ability to sustain customer renewal rates at current levels; the publication of opinions by industry analysts about the company, its products and technology; the entry of new competitors and their technological advances; delays in localizing the company’s products for new markets; delays in sales as a result of lengthy sales cycles; the company’s changes in operating expenses, pricing, timing of new product releases, the company’s method of product distribution or product mix; general economic conditions, exchange rate fluctuations and the global political environment.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.

In addition, revenue and earnings in the enterprise resource planning (ERP) software applications industry are subject to fluctuations.  Software license revenue, in particular, is subject to variability with a significant proportion of revenue earned in the last month of each quarter.  Given the high margins associated with license revenue, modest fluctuations can have a substantial impact on net income.  Investors should not use any one quarter’s results as a benchmark for future growth.  The company undertakes no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission.

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

License Revenue.  We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable.  Our typical payment terms vary by region.  While most of our arrangements are within our normal payment terms, we have provided extended terms on occasion.  Terms granted are always less than one year and we have established a history of collection, without concessions on these receivables.  Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements on delivery.  We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific, objective evidence of the fair value of all undelivered elements exists.  The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs.  Subscription license revenue from our hosted MFGx.net product offerings is recognized ratably over the contract period.  Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software.  Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility for which we review a customer’s credit worthiness and our historical experience with that customer, if applicable.

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

Valuation of Deferred Tax Assets

During the fiscal 2005 first quarter, we realized a $1.3 million benefit related to the reversal of a deferred tax asset valuation allowance.  The deferred tax asset valuation allowance that was reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible.  At this time, we believe there is not a sufficient historical and current trend of profitability to reduce the remaining deferred tax asset valuation allowance.  However, this determination may be revised based upon additional periods of profitability as well as changes in forecasted trends of profitability.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets may decrease tax expense or impact the balance sheet in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to deferred tax assets may increase tax expense or impact the balance sheet in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003

Revenue:
License fees	25%	28%	25%	29%
Maintenance and other	51	51	50	51
Services	24	21	25	20
Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	4	4	3	5
Cost of maintenance, service and other revenue	37	36	37	35
Sales and marketing	23	25	25	27
Research and development	14	16	15	16
General and administrative	13	11	12	11
Amortization of intangibles from acquisitions	—	—	—	—
Total costs and expenses	91	92	92	94
Operating income	9	8	8	6
Other (income) expense	1	—	1	(1)
Income before income taxes	8	8	7	7
Income tax expense	2	2	1	1
Net income	6%	6%	6%	6%

Total Revenue.  Total revenue for the third quarter of fiscal 2005 was $55.5 million, a decrease of $0.3 million, or 1%, from $55.8 million in the third quarter of fiscal 2004.  Holding foreign currency exchange rates constant to those applicable in the third quarter of fiscal 2004, total revenue for the current quarter would have decreased $1.4 million to approximately $54.4 million.  When comparing categories within total revenue at constant rates, our current quarter results included lower license revenue and lower maintenance and other revenue, offset by higher services revenue.  International revenue as a percentage of total revenue was 57% in the third quarter of fiscal 2005, as compared to 63% in the same period of the prior fiscal year.  The percentage decrease internationally was largely due to increases in license and services revenue in North America.

Total revenue for the first nine months of fiscal 2005 was $170.5 million, an increase of $2.4 million, or 1%, from $168.1 million in the first nine months of fiscal 2004.  Holding foreign currency exchange rates constant to those applicable in the first nine months of fiscal 2004, total revenue for the current year would have been approximately $166.3 million representing a $1.8 million decline when compared to the same period last year.  When comparing categories within total revenue at constant rates, the nine months of fiscal 2005 included lower license revenue and lower maintenance and other revenue, which were partially offset by higher services revenue.  International revenue as a percentage of total revenue was 57% in the first nine months of fiscal 2005, as compared to 61% in the same period of the prior fiscal year.  The decrease in the proportion of international revenue was primarily due to increases in services revenue in North America.

License Revenue.  License revenue was $13.9 million for the third quarter of fiscal 2005, down $1.6 million, or 10%, from $15.5 million for the third quarter of fiscal 2004.  Holding foreign currency exchange rates constant to fiscal 2004, license revenue for the current quarter would have been approximately $13.8 million, representing a $1.7 million, or 11%, decrease from the same period last year.  EMEA, Asia Pacific and Latin America all experienced decreases in license revenue from the prior year, offset by increases in North America.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period.  During the third quarter of fiscal 2005, 6 customers placed license orders totaling more than $300,000, of which one exceeded $1 million.  Although 6 customers placed license orders totaling more than $300,000, we recognized revenue on only four of those customers' license orders in the third quarter.  The other two customers' license orders included contracts signed in the third quarter which did not meet criteria for revenue recognition.  These customers' license orders have now met all revenue recognition criteria and we expect the revenue will be reflected in fiscal 2005 fourth quarter license revenue   This compared to the fiscal 2004 third quarter in which 7 customers placed license orders totaling more than $300,000, of which none exceeded $1 million.  License revenue was recognized on the seven customers' license orders placed in the third quarter of fiscal 2004.  We believe our current quarter results reflect a more cautious economic environment, which tends to reduce some technology spending.  In addition, we believe companies are not purchasing as many new ERP systems this year and are postponing new implementations until they have finished their internal controls audits required by the Sarbanes Oxley Act of 2002.

License revenue was $42.5 million for the first nine months of fiscal 2005, down $6.1 million, or 13%, from $48.6 million for the first nine months of fiscal 2004.  Holding foreign currency exchange rates constant to fiscal 2004, license revenue for the current year would have been approximately $42.0 million, representing a $6.6 million, or 14%, decrease from the same period last year, reflecting declines in all of our business segments.  We have continued to sell our software licenses at prices comparable to last year across all regions.  During the first nine months of fiscal 2005, 23 customers placed license orders totaling more than $300,000, of which one exceeded $1 million.  Although 23 customers placed license orders totaling more than $300,000, we recognized revenue on 21 of those customers' license orders in the first nine months of fiscal 2005.  This compared to 26 customers who placed license orders totaling more than $300,000 in the first nine months of fiscal 2004, of which four orders exceeded $1 million.  We have found that although we continue to secure a comparable number of sizable license orders, the average size of these orders has decreased compared to last year.  We believe the decrease in license revenue reflects a cautious spending environment, as we see our customers buy in several incremental orders over time instead of in a single larger investment, and to delays related to Sarbanes Oxley requirements.

Maintenance and Other Revenue.  Maintenance and other revenue was $28.3 million for the third quarter of fiscal 2005, representing a decrease of $0.3 million, or 1%, from $28.6 million for the third quarter of fiscal 2004.  Holding exchange rates constant to those prevailing in the third quarter of fiscal 2004, third quarter fiscal 2005 maintenance and other revenue would have been approximately $27.9 million for the current quarter, representing a decrease of $0.7 million, or 2%, from the same period last year.  Maintenance and other revenue was $84.9 million for the first nine months of fiscal 2005, down $0.5 million, or 1%, from the same period last year at $85.4 million.  Holding exchange rates constant to those prevailing in the first nine months of fiscal 2004, fiscal 2005 maintenance and other revenue would have been approximately $83.1 million, representing a decline of $2.3 million, or 3%, when compared to last year.

The favorable currency impact of approximately $0.4 million for the third quarter and $1.8 million for the first nine months of this year related mainly to fluctuations in the Australian dollar, British pound and the euro.  Other factors impacting the comparison of the third quarter and first nine months of the current year to the same periods last year include additional maintenance on new license sales, offset by cancellations within our existing customer base and the timing of contract renewals.  We measure our rate of contract renewals routinely by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end.  Our maintenance contract renewal rate for the third quarter and first nine months of fiscal 2005 was in excess of 90%.  The timing of contract renewals can impact our maintenance revenue in cases where a renewal commitment is not received during the period in which the maintenance contract renewal period was set to begin.  Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue due to the delay is recognized immediately, at the time of invoice.  Improvements in our maintenance renewal backlog have resulted in fewer significant cases of delayed renewal commitments than the prior year, which has an unfavorable impact when comparing to the prior year.

Services Revenue.  Services revenue was $13.2 million for the third quarter of fiscal 2005, representing an increase of $1.5 million, or 13%, when compared to the same period last year at $11.7 million.  Holding exchange rates constant to those prevailing during the third quarter of fiscal 2004, services revenue for the third quarter of fiscal

2005 would have been approximately $12.7 million, reflecting a $1.0 million, or 9%, increase over last year. The effect of the change in exchange rates mainly related to fluctuations in the euro and British pound.  Also contributing to the increases in services revenue was an improvement in the utilization rates of our consultants, particularly in North America, and an increase in the number of services consultants, primarily resulting from the Oxford acquisition.

For the first nine months of fiscal 2005, services revenue was $43.1 million, representing an increase of $9.0 million, or 26%, when compared to the same period last year at $34.1 million.  Holding exchange rates constant to those prevailing during the first nine months of fiscal 2004, services revenue would have been approximately $41.2 million, reflecting a $7.1 million, or 21%, increase over last year.  The effect of the change in exchange rates mainly related to fluctuations in the euro, British pound and Australian dollar.  Also contributing to the increases in services revenue was an improvement in the utilization rates of our consultants, particularly in North America, and an increase in the number of services consultants, primarily resulting from the Oxford acquisition.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $22.5 million and $22.3 million and as a percentage of total revenue was 41% and 40% for the third quarter of fiscal 2005 and 2004, respectively.  Holding exchange rates constant to those prevailing during the third quarter last year, total cost of revenue for the third quarter of fiscal 2005 would have been approximately $0.6 million lower, and the cost of revenue percentage would have been 40%, reflecting a one percentage point impact of currencies on our margins.  For the quarter ended October 31, 2004 compared to the quarter ended October 31, 2003, our margins were unfavorably impacted by the change in revenue mix from revenues which carry higher margins such as license, maintenance and other revenue to services revenue, which carries lower margins.

For the first nine months of fiscal 2005 and 2004, total cost of revenue was $68.7 million and $66.6 million and as a percentage of total revenue remained unchanged at 40%.  Holding exchange rates constant to last year, total cost of revenue for the first nine months of fiscal 2005 would have been approximately $2.3 million lower at $66.4 million and would have been unchanged when expressed as a percentage of total revenue at 40%.  On a year-over-year basis, our margins were unfavorably impacted by the change in revenue mix from higher margin license, maintenance and other revenue to lower margin services revenue, offset by margin improvements in each of our revenue categories.  These margin improvements included increased utilization of consultants, primarily in the North American region, partially offset by additional termination costs, mainly in EMEA.

Sales and Marketing.  Sales and marketing expense decreased $1.2 million, or 9%, to $12.9 million for the third quarter of fiscal 2005 from $14.1 million in the comparable prior year period.  As a percentage of total revenue, sales and marketing expense decreased by 2 percentage points in the third quarter of fiscal 2005 compared to the same quarter in fiscal 2004 from 25% to 23%.  Holding exchange rates constant to last year, current quarter expense would have been approximately $12.5 million.  The significant variances in the current quarter compared to the same quarter in the previous year were lower personnel expenses of $0.9 million, lower marketing and promotions of $0.4 million, lower professional fees of $0.2 million, and lower travel and entertainment expenses of $0.2 million, offset by higher sales agent fees of $0.3 million and the $0.4 million unfavorable impact of changes in exchange rates.

On a year-to-date basis, sales and marketing expense decreased $1.4 million, or 3%, to $43.0 million for the first nine months of fiscal 2005 compared with $44.4 million in the first nine months of fiscal 2004.  As a percentage of total revenue, sales and marketing expense was 25% in the nine months ended October 31, 2004 compared to 27% in the nine months ended October 31, 2003.  Holding exchange rates constant to last year, current year-to-date expense would have been approximately $2.8 million lower than prior year-to-date expense.  Lower personnel expenses of $2.4 million, lower marketing and promotions of $0.5 million and lower travel and entertainment expenses of $0.6 million were partially offset by higher employee termination costs of $0.7 million, mainly related to the EMEA region and the $1.4 million unfavorable impact of changes in exchange rates.

Research and Development.  Research and development expense, which is managed on a global basis, decreased $1.2 million, or 13%, to $7.8 million for the third quarter of fiscal 2005 when compared to the same quarter last year at $9.0 million.  These decreases were mainly related to lower personnel expenses of $1.4 million and lower professional fees of $0.4 million, partially offset by an increase in severance of $0.8 million.

On a year-to-date basis, research and development expense decreased $1.9 million, or 7%, to $25.4 million for fiscal 2005 when compared to the same period last year at $27.3 million.  Holding exchange rates constant to last year, current year-to-date expense would have been approximately $24.9 million, or $2.4 million lower.  The decrease in research and development expense was mainly due to lower personnel expenses and related allocations of $2.3 million, lower travel and entertainment of $0.2 million and higher joint development income of $0.2 million partially offset by higher severance costs of $0.6 million and the $0.5 million unfavorable impact of the weakening of the U.S. dollar relative to other currencies, mainly the Australia dollar, euro and British pound.

General and Administrative.  General and administrative expense increased in the third quarter of fiscal 2005 to $6.9 million from $6.0 million in the third quarter of fiscal 2004.  The increase was largely due to increases in professional fees of $0.8 million, primarily related to Sarbanes Oxley compliance.

On a year-to-date basis, general and administrative expense was $19.6 million, representing a $1.4 million, or 8%, increase over the $18.2 million for last year, which predominantly related to increases in bonuses of $0.5 million,  increases in professional fees of $0.6 million and the unfavorable impact of the weakening of the U.S. dollar, primarily relative to the euro and British pound.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions was nearly flat to last year at $0.2 million for the current quarter compared to $0.3 million in the same quarter last year.

On a year-to-date basis, amortization of intangibles from acquisitions was $0.4 million, representing a $0.4 million decrease from the $0.8 million for the same period last year.  This decrease is primarily due to intangible assets which had been amortized last year that had become fully amortized prior to the current period, partially offset by new amortization on purchases in more recent periods.

Other (Income) Expense. Net other (income) expense was $1.0 million and breakeven for the third quarter of fiscal 2005 and 2004, respectively.  The $1.0 million change in fiscal 2005 primarily relates to higher exchange losses and interest expense on debt related to our new corporate headquarters in Summerland, California.

Net other (income) expense was $1.3 million and $(1.3) million for the first nine months of fiscal 2005 and 2004, respectively.  The $2.6 million change primarily relates to the $1.5 million gain on the sale of a parcel of property in Carpinteria, California, in the first quarter of fiscal 2004 and in fiscal 2005 higher exchange losses and interest expense on debt related to our new corporate headquarters in Summerland, California.

Income Tax Expense.  We recorded income tax expense of $1.1 million and $0.9 million for the third quarter of fiscal 2005 and 2004, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods.

We recorded income tax expense of $1.4 million and $2.4 million for the first nine months of fiscal 2005 and 2004, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods.  In addition, the current year includes a $1.3 million benefit related to the reversal of a deferred tax asset valuation allowance attributable to the realization of certain deferred tax assets in foreign jurisdictions, as it was determined that it was more likely than not that these benefits would be realized.  The deferred tax asset valuation allowance which was reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.

We have not recognized a benefit for deferred tax assets that management has determined are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure, debt service, dividend and stock repurchase requirements through cash flows from operations, sale of equity securities and borrowings.

Working Capital

Our working capital was $19.2 million and $6.0 million as of October 31, 2004 and January 31, 2004, respectively.  The $13.2 million increase in working capital was primarily due to a $34.6 million decrease in current liabilities, partially offset by a $21.4 million decrease in current assets.  The decrease in current liabilities related primarily to the $14.3 million repayment of our construction loan using proceeds from our long-term debt with Mid-State Bank, executed during the second quarter of this year, which is more fully described in the “Contractual Obligations” section below.  Current liabilities also declined due to decreases in accounts payable and other current liabilities, partly attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end commission, bonus and royalty liabilities.  In addition, deferred revenue reflected seasonal declines in deferred maintenance revenue following high year-end renewal billings.  The $21.4 million decrease in current assets relates primarily to the seasonal decline in accounts receivable following high year-end billings in conjunction with small decreases in cash and equivalents and other current assets.  Cash and equivalents decreased from $59.8 million at January 31, 2004 to $57.5 million as of October 31, 2004, for the reasons described in the “Cash Flows” section below.

Accounts receivable days’ sales outstanding, using the countback method, increased to 71 days at October 31, 2004 compared to 58 days at January 31, 2004 and decreased from 80 days at October 31, 2003.  The comparisons to prior periods are consistent with our normal seasonal cycle.

Dividends

We declared two dividends in the second quarter of fiscal 2005, a one-time special dividend of $0.10 per share of common stock and an initial quarterly cash dividend of $0.025 per share of common stock.  Both dividends, totaling $4.3 million, were paid in the third quarter.   On September 9, 2004, our Board of Directors approved a quarterly cash dividend of $0.025 per share of common stock payable December 20, 2004 to shareholders of record at the close of business on November 22, 2004.  Continuing quarterly cash dividends are subject to our continued profitability and liquidity requirements.

Cash Flows

The following is a summary of cash flows for the first nine months of fiscal 2005 and 2004:

Operating Activities

Net cash provided by operating activities was $9.0 million and $8.1 million in the first nine months of fiscal 2005 and 2004, respectively.  The increase from fiscal 2004 to 2005 related primarily to a larger decline in accounts receivable due to higher collections in the current year, partially offset by a larger decline in other liabilities primarily due to higher payments for income taxes payable in fiscal 2005 compared to fiscal 2004.

In the third quarter, we took additional actions that directed our resources to better streamline our operations.  These actions included personnel reductions across all functional areas, which resulted in approximately $2.0 million in additional termination costs which we paid in the third quarter.  In addition, in the third quarter we paid $0.7 million of the $1.4 million second quarter severance expense accrued at July 31, 2004.  We expect to pay the remaining amount in the fourth quarter of fiscal 2005.  The combined second and third quarter actions resulted in a reduction of approximately 80 positions throughout the company, primarily in the development and support organizations.

Investing Activities

Net cash used in investing activities for the nine months of fiscal 2005 and 2004 was $10.6 million and $8.9 million, respectively.  The first nine months of fiscal 2005 and 2004 included $9.0 million and $12.4 million, respectively, for the purchase of property and equipment mainly related to the construction of our new company headquarters on property owned by QAD in Summerland, California.  The first quarter of fiscal 2005 included $0.8 million paid in connection with the acquisition of certain assets and liabilities of Oxford Consulting.  For further discussion of this business combination, see note 7 within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  The first quarter of fiscal 2004 included $3.3 million of proceeds from the sale of a parcel of property located in Carpinteria, California.

Financing Activities

Net cash used in financing activities was $1.2 million and $2.6 million for the first nine months of fiscal 2005 and 2004, respectively.

Borrowings under our construction loan for the first nine months of fiscal 2005 and 2004 were $3.9 million and $7.7 million, respectively.  The current year also includes the $14.3 million payoff of our construction loan and the $17.8 million in proceeds from our permanent financing with Mid-State Bank, which is more fully described in the “Contractual Obligations” section below.

On June 15, 2004, our Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of QAD common stock.  During the nine months ended October 31, 2004, we repurchased approximately 742,000 shares of our common stock at an average repurchase price of $7.52 per share. As a result, stockholders’ equity was reduced for the nine months ended October 31, 2004 by $5.6 million.  We expect to evaluate opportunities to repurchase shares throughout the next four quarters.

The prior year activity also includes $15.2 million in expenditures related to a “Modified Dutch Auction” tender offer, in which QAD purchased approximately 2.9 million shares of its common stock at a price of $5.00 per share.

The first nine months of the current and prior year also include $2.5 million and $6.5 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments, stock repurchase and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The following discussion should be read in conjunction with the applicable information included under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended January 31, 2004.

Notes Payable

On July 28, 2004, QAD Ortega Hill, LLC, a wholly-owned subsidiary of QAD Inc. entered into a loan agreement with Mid-State Bank & Trust.  The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%.  This is a non-recourse loan, which is secured by real property located in Summerland, California.  The loan matures on July 28, 2014.  Over the term of the loan, we shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.  Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million.  A portion of these proceeds was used to repay the existing construction loan.

Construction Loan

In connection with the construction of our new company headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust (SBB&T), we received $3.9 million to fund qualified expenditures made during the six months ended July 31, 2004.

In May 2004, we amended the terms of our construction loan agreement with SBB&T to extend the due date of the principal balance of the loan from June 1, 2004 to September 1, 2004.  Under the amended loan agreement, interest on the unpaid principal balance was due and payable on the first day of each month beginning July 1, 2004 based on the current Wall Street Prime Rate plus 1% point per annum. Total borrowings under the construction loan agreement of $14.3 million were paid in full on July 28, 2004.

Credit Facility

During June 2004, we amended our credit facility with Wells Fargo Foothill, Inc. Through the amendment, Wells Fargo Foothill, Inc. consented to: 1) a one-time cash dividend of $0.10 per share of common stock to shareholders of record on the close of business on July 19, 2004 and payable on August 10, 2004; 2) an ongoing quarterly cash dividend of $0.025 per share; 3) the implementation of a dividend reinvestment plan; and 4) the repurchase of up to one million shares of our common stock.

Subsequent to quarter-end, but effective October 31, 2004, we amended our credit facility to adjust the minimum tangible net worth covenant based on current forecast, including the impact of the share repurchase program and the dividend program.  As of October 31, 2004, we were in compliance with the debt covenants, as amended.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  For the nine months ended October 31, 2004 and 2003, approximately 34% and 31%, respectively, of our revenue was denominated in foreign currencies.  Approximately 42% and 44% of our expenses were denominated in currencies other than the U.S. dollar for the nine months ended October 31, 2004 and 2003, respectively.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  Foreign currency transaction (gains) and losses totaled $0.3 million for the nine months ended October 31, 2004 and $(0.1) million for the nine months ended October 31, 2003.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

PART II

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

8/1/04-8/31/04	—	$ —	—	—

9/1/04-9/30/04	453,723	$ 6.65	453,723	401,412

10/1/04-10/31/04	143,720	$ 7.56	143,720	257,692

(1)                        All share repurchases were made in open-market transactions.

(2)                        Average price per share is calculated on a settlement basis plus commission.

(3)                        In June 2004 the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock.

ITEM 6 – EXHIBITS

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

b)             Reports on Form 8-K

On August 12, 2004, QAD Inc. filed a Current Report on Form 8-K reporting under Item 12 related to the Registrant’s press release announcing preliminary fiscal 2005 second quarter results.

On August 19, 2004, QAD Inc. filed a Current Report on Form 8-K reporting under Item 12 related to the Registrant’s press release announcing fiscal 2005 second quarter results and guidance for its fiscal 2005 third quarter and revised guidance for its full fiscal year.

On September 14, 2004, QAD Inc. filed a Current Report on Form 8-K reporting under Item 8.01 related to the Registrant’s press release announcing the declaration of a fiscal 2005 third quarter dividend of $0.025 per share of common stock payable December 20, 2004 to shareholders of record at the close of business on November 22, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.

(Registrant)

Date: December 10, 2004	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller (Chief Accounting Officer)