Form 10-K
period 2005-01-31
QAD INC
filed 2005-04-18
CIK 1036188

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005
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

        As of July 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, there were 34,172,714 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on July 31, 2004) was approximately $132,819,908. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 31, 2005, there were 33,883,437 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 21, 2005.

QAD INC.
FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe", "anticipate", "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in particular the subsection of Item 7 entitled "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2006.

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

        QAD enterprise applications are focused and optimized for select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical. QAD's core enterprise application suite MFG/PRO and related QAD applications address the needs of today's multinational manufacturers, enabling them to think and operate globally while preserving their ability to meet local requirements by providing business-critical functions and processes at two levels: 1) the Enterprise, providing traditional ERP functionality for intra-enterprise functions; and 2) the Extended Enterprise, providing communication capabilities for supplier-management and customer-management functions.

        QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers who are prospects for future sales of QAD's enterprise applications. With 25 years of focus on the manufacturing industry, and approximately 5,300 licensed sites of our software around the world, QAD is well-qualified to meet the business and technology requirements of global manufacturing companies worldwide. We develop our products with input from leading multinational manufacturers within the vertical industries we serve. This vertical industry focus is a key differentiator for QAD, enabling our customers to implement QAD applications rapidly, realize a high return on investment and achieve a lower total cost of ownership when compared with the product offerings of competitors targeting the industries we serve.

        Global service and support are important components of our solutions. We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and support business processes tailored to local financial and operational practices. Our geographic management structure enables our global practices to meet local requirements and our services to be delivered effectively within each region. We support our customers' global operations through our network of regional support centers as well as certain alliances and online support, accessible 24 hours a day, seven days a week, virtually anywhere in the world.

CUSTOMERS

        As of January 31, 2005, our software was licensed at approximately 5,300 sites in more than 90 countries. No single customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among the companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and services billings over the last three fiscal years:

  Automotive

    ArvinMeritor, Caterpillar, Delco Remy International, Delphi Automotive Systems, DURA Automotive Systems, Eaton, Federal-Mogul, Ford Motor Company, Freudenberg & Company, GKN, Johnson Controls, Lear, Safety Components, Textron, Webasto

  Consumer Products

    Applica, Avent, Avery Dennison, Avon Products, Black & Decker, Cussons, David Yurman, Imperial Tobacco Group, Neschen, Sherwin-Williams, Top Flite, U.S. Cotton, Villeroy & Boch

  Electronics

    Allied Telsyn, Anritsu, Epson, FEI, General Electric, HP Indigo, Invensys, Lem Holding, Lucent Technologies, Moog, Philips Electronics, Thompson Multimedia

  Food and Beverage

    Bakkersland, Coca-Cola, Friesland, Kraft Foods, Lion Nathan, Mars, National Brands, National Foods, PepsiCo, Rich Products, Sara Lee, Wander

  Industrial

    Actaris, AKZO Nobel, Albany International, Alcoa, Amcor, Culligan, Distinctive Appliances, Enodis, Ingersoll-Rand, Metso, Rockwell Automation, Saint-Gobain, Schlumberger, Thales

  Medical

    American Type Culture, Arrow International, C.R. Bard, Cephalon, Flexsys, Genzyme, GlaxoSmithKline, Johnson & Johnson, Mayne Group, Medex, Medtronic, Metrologic Instruments, Teleflex, UCB Pharma

INDUSTRY BACKGROUND AND COMPETITION

        Manufacturing businesses continue to be subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers and shorten product development, manufacturing and delivery cycles. Globalization and the outsourcing of manufacturing to countries throughout the world has greatly increased the scope and complexity of multinational manufacturing organizations, while the Internet has had a profound effect on the way these companies conduct business. We believe that manufacturers who focus on collaborating across their supply chain, including their distribution channels, suppliers and customers in their business, will reap significant benefits.

        To accomplish this, we believe manufacturers within our target markets typically choose from five types of enterprise solutions:

          Global Manufacturing industry-focused ERP solutions: These solutions are designed and built on a single platform with a singular focus on the unique needs of manufacturing enterprises and provide a robust suite of capabilities that enable the integration and management of critical data within a manufacturing enterprise. These solutions support internal and external business processes such as sales order management, procurement, inventory management, product lifecycle management, supply chain management, manufacturing planning and control, service and support, project management, distribution and finance. We believe QAD is the only significant provider of global manufacturing industry-focused ERP solutions that are designed to handle these internal and select external business processes that are highly beneficial for manufacturing operations in the industries we serve. We believe our focus on meeting the needs of manufacturers within these industries has resulted in software applications that are more fully integrated than point solutions (defined below) and result in faster implementations, a lower total cost of ownership and a higher return on investment than mega-suite solutions (also defined below).

          Mega-suite ERP solutions: (a term originally coined by Gartner Research in its October 2002 report entitled "ERP II Will Support Performance/Relationship Management"). These solutions are designed with the goal of trying to satisfy the needs of multiple industries, including manufacturing, but also unrelated industries such as banking, insurance, retail, state and local government, telecommunications, entertainment and education, among others. These solutions attempt to satisfy the diverse needs of many different industries within a single database and software application and provide a wide set of functionality. QAD believes that a lack of focus on the manufacturing sector has caused manufacturers who purchase these mega-suite applications to experience longer implementation times, a higher total cost of ownership and a lower return on investment than for QAD solutions. We believe this is because the mega-suites' extremely broad industry scope and higher solution complexity limits their effectiveness in addressing the specific needs of manufacturing enterprises, individual plants or divisions for our targeted vertical markets. Examples of mega-suite ERP vendors currently competing in the market include SAP, Oracle and Microsoft.

          Roll-up solutions: These solutions are neither designed nor built as single solutions, but rather are the result of continued consolidation in the ERP market. QAD uses the term "roll-up" to describe legacy ERP vendors who employ an acquisition strategy. Gartner Research began referring to these vendors as "Collectors" in their December 2003 report, "Management Update: The ERP Market and Vendors in 2004." In recent years, we have seen many companies focus on growing their revenue by acquiring legacy or point solutions. Often the acquired solutions have similar features and overlapping functionality with the roll-up vendors' existing solutions already available on different platforms. QAD believes that the resulting solution set created when diverse applications from multiple companies are brought together is usually not easily or well unified and generally consists of multiple applications that rely on dissimilar technologies. We also believe that these roll-up solutions present considerable risk to customers because long term support for similar solutions on multiple platforms is unlikely and could result in a costly transition to a new system in the future, and because these solutions lack the cohesion and integrated functionality expected by global manufacturers. Examples of roll-up vendors currently competing in the market include

  Infor (which purchased former roll-up vendor Mapics in January 2005, and was formerly known as Agilysis), SSA, Epicor and GEAC.

          Regional solutions: These solutions are designed to provide functionality that is highly targeted to meet the needs of a specific region or country. Vendors of these solutions typically lack the global reach and financial viability that global manufacturers expect of their ERP vendors. Examples of regional solution vendors currently competing in the market include IFS and Intentia, where we see competition most often in Europe and Australia, respectively; User Friendly Software in China and Datasul in South America.

          Point solutions: These solutions are designed to provide a fairly narrow set of functionality. Examples include solutions that provide functionality such as only procurement capabilities, only customer relationship management capabilities or only supply chain management capabilities. We believe these solutions tend to be highly specialized within a limited functionality scope compared to the four types of ERP suite solutions defined above and they often lack integration with processes to which they are directly related.

        QAD's manufacturing industry-focused ERP solutions are designed for the specific needs of manufacturing enterprises in the industries we serve to handle their internal and select external business processes. We believe this focus has helped us deliver software applications and services that are more fully integrated than point solutions or roll-ups and yield faster implementations, a lower total cost of ownership and a higher return on investment than mega-suite solutions. We also believe that regional vendors lack the global capabilities or financial viability that global manufacturers expect of their ERP vendors.

        The enterprise software applications market is highly competitive and rapidly changing. It is affected by new product introductions and other market activities, including consolidations among industry participants and the entry of new participants.

        As the market for enterprise software continues to develop, companies with significantly greater resources could attempt to increase their presence in these markets by acquiring technology and related resources or forming strategic alliances with our competitors or with our current or potential partners. The dynamic nature of the emerging market space leads us to believe that numerous smaller, but well-capitalized, vendors, may emerge as strong competitors.

        Increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. Many of our competitors are significantly larger and have broader footprints across our industry. These present or future competitors may have significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do. As a result, they may be able to devote greater resources to the development, promotion and sale of their products. Although we believe we offer, and will continue to offer, products that are competitive, we can make no assurance that we will be able to compete successfully with existing or new competitors or that competition will not adversely affect us.

THE QAD STRATEGY

        Our primary Company objective is to be the leading global provider of manufacturing industry-focused ERP and supply chain solutions. We will continue to target multinational, large and midrange manufacturing and distribution companies within the following industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical. Our strategies for achieving our primary objective include the following:

  •
  Leverage Our Customer Base.  As of January 31, 2005, QAD software was licensed at approximately 5,300 sites in more than 90 countries. With a substantial customer base and a maintenance renewal rate in excess of 90%, we expect to continue to benefit from selling additional products and services to existing customers. We plan to leverage our favorable reputation and track record to capitalize on this opportunity to build additional business for our product offerings.

  •
  Expand Our Customer Base.  We leverage our existing relationships to expand our customer base by targeting the many related divisions that reside within the same corporate structure as our existing customers. We believe these divisions may have either outgrown their legacy ERP solutions or need to extend the capabilities of those legacy ERP solutions with our supply chain capabilities. We have found that we can be successful generating revenue in new, related divisions by using existing divisions of our customers as "internal" references.

  •
  Leverage our market position and expertise in key vertical industries.  We believe we have strong market positions in the vertical industries we serve. We have developed even further expertise and strength in specific market niches within these vertical industries that we can continue to leverage into leadership positions. For example, in our target automotive vertical market, QAD has customer relationships with some of the largest automotive Tier 1 suppliers who supply components to the automotive Original Equipment Manufacturers (OEM). In our target medical market, we have many customer relationships and gained significant expertise in the medical-device market. Our focus on meeting the needs of these and the other vertical industries we target has driven us to design specific functionality for these markets.

  •
  Leverage our market position and reputation in markets emerging as global manufacturing centers.  We believe that our vertical industry focus enables our customers to implement QAD solutions more rapidly, realize a high and rapid return on investment and achieve a lower total cost of ownership compared to the product offerings of competitors targeting the industries we serve. These characteristics make QAD an attractive solution for manufacturers in markets that are emerging as global manufacturing centers, such as China and Eastern Europe, and multinational manufacturers who need to manage outsourced manufacturing relationships in these markets. As an example of an emerging market advantage, an April 2004 survey entitled "China Auto Industry Suppliers Survey," conducted by the Economist Corporate Network, reports that QAD was "easily the leading provider of ERP systems" to automotive suppliers in China, with 56 percent of Chinese automotive suppliers using ERP relying on QAD. We believe our understanding of emerging markets, such as that in China, provides us a competitive advantage in other emerging manufacturing markets, such as Eastern Europe, Southeast Asia and South America.

  •
  Leverage Global Network of Alliances.  Strategic alliances with partners expand our sales reach, improve our marketing impact, provide technological advantages and strengthen our strategic position in the industries that we serve. We leverage the expertise of distribution, software, services and technology alliances to meet the diverse needs of our customers. We augment our direct sales organization with a global network of more than 40 distributors and sales agents, as well as numerous service organizations that offer consulting and implementation services to expand our reach.

QAD SOLUTIONS

        QAD provides both enterprise applications and professional services to address the requirements of global manufacturers within the automotive, consumer products, electronics, food and beverage, industrial and medical industries.

        QAD's core enterprise application suite MFG/PRO and related QAD applications provide functionality at two levels required by global manufacturers—the Enterprise level and the Extended Enterprise level. We define the functions that streamline processes within the four walls of a manufacturing plant as the "Enterprise" solutions. We define the functions that streamline processes with their outside customers, suppliers and partners as the "Extended Enterprise" solutions.

        Additionally, we have an integration framework, known as QXtend. It enables seamless interaction among QAD applications and other enterprise applications such as financials, human resources, customer relationship management (CRM) and legacy applications.

        Within the ERP Enterprise and Extended Enterprise contexts, we believe our solutions include functionality that help manufacturers respond to market pressures causing them to invest in technology and business improvement projects.

                                                              QAD SOLUTIONS

        The diagram above provides a visual framework of current market pressures and the types of Enterprise and Extended Enterprise functionality QAD's core enterprise application suite MFG/PRO and related applications offer to address them.

        On the outside of the diagram are the current external market pressures that global manufacturers face; in the center is the pressure manufacturers face to improve business performance through deeper business intelligence. Key functionality within QAD's Enterprise and Extended Enterprise solutions that address these pressures are depicted in the adjacent wedge-shaped pieces inside the diagram. QAD's integration layer, QXtend, surrounds the QAD solutions to create a unified system.

        Current market pressures include:

Manufacturing:    These include the introduction of new manufacturing techniques to increase quality, reduce cost and increase throughput. To help customers respond, QAD solutions include:

  Enterprise Solutions

    •
    Planning. QAD MFG/PRO includes manufacturing planning functions to help customers make decisions faster and deploy resources more effectively by converting external and internal demands for products into detailed manufacturing, procurement and resource utilization plans. Capabilities range from enterprise-level strategic planning functions through plant level master production scheduling and material requirements planning.

    •
    Production. QAD MFG/PRO includes manufacturing control functions to support any combination of manufacturing methods, including discrete, repetitive, lean and just-in-time (JIT). It helps manufacturers control activities on the production floor, from identifying missing parts to labor reporting, and provides a closed-loop environment with transaction, variance and lot/serial traceability reporting, lean manufacturing and quality management.

  Extended Enterprise Solutions

    •
    Lean Manufacturing. QAD's Lean Manufacturing solution helps manufacturers manage fluctuating customer demand and minimize inventory carrying costs by synchronizing manufacturing processes with the extended supply chain and responding to changes in demand and supply. QAD Lean Manufacturing sends electronic signals within a manufacturing plant or to suppliers via electronic data interchange or through the Internet, making accurate inventory replenishment information immediately visible and thereby reducing information lead-time and eliminating waste in the flow of material from suppliers to customers.

    •
    Just-In-Time Sequencing (JIT/S). QAD's JIT/S solution, which is currently in the early adopter phases, allows manufacturers to produce and deliver components and subsystems in the exact sequence and timeframe that products are being manufactured on the assembly line. QAD JIT/S enables manufacturers to deliver unique product configurations on an item-by-item basis, while keeping inventory on hand to a minimum.

    •
    Warehousing. QAD's Advanced Inventory Management (AIM) solution offers a range of inventory management capabilities that enable manufacturers to control the receipt, put away, storage, picking and shipping of inventory using warehouses. QAD AIM solution provides increased inventory visibility and precision with better warehouse space utilization and includes advanced inventory replenishment capabilities, put-away and picking logic and radio-frequency scheduling of warehouse staff.

Supply:    These include the need to increase collaboration with suppliers and improve the management of inventory. To help customers respond, QAD solutions include:

  Enterprise Solutions

    •
    Purchasing. QAD MFG/PRO includes purchasing functions for integrated purchasing, supplier schedules and quality management. It provides a link between plans, operations and trading partners, and supports requisitions, purchase orders, receiving, vouchering (supplier invoice processing) and supplier performance tracking. For manufacturers who need more extensive functionality, QAD offers PRO/PLUS, a module that builds on MFG/PRO's basic purchasing capabilities with additional tools to streamline the purchase requisition process, monitor supplier performance and other productivity enhancements.

    •
    Supply Chain Planning. QAD MFG/PRO includes supply chain planning functions consisting of distribution requirements planning (DRP), enterprise operations management (EOM) and linked site costing. Distribution requirements planning (DRP) is a planning function designed to balance supply and demand in a time-phased manner for items transferred between sites. Enterprise operations planning (EOP) is a strategic as well as tactical production planning tool designed to help manufacturers balance supply and demand across sites. Linked-site costing functions let manufacturers specify default cost source sites for items held at multiple sites in one database.

  Extended Enterprise Solutions

    •
    Supplier Schedules. QAD MFG/PRO includes supplier schedule functions that supplement QAD purchasing functions to support high-volume, repetitive deliveries. Functionality enables manufacturers to produce schedules for specific dates, and even hours of delivery, in the near term, and provides insight into long-term plans that can be used to plan orders for raw materials, production and deliveries.

    •
    Supplier Self Service. QAD's Supply Visualization hosted solution on MFGx.net promotes collaboration within the supply chain by providing authorized suppliers real-time visibility into critical inventory and order data over the Internet. It allows suppliers to closely monitor how items are being consumed, and to determine the timing and volume needed to replenish stock.

    •
    Distributed Order Management (DOM). QAD MFG/PRO includes sales and distribution functions that monitor inventory balances, and manage purchasing and sales order entry activities. They enable seamless management, analysis, planning and control of activities related to the procurement of raw materials, or parts, and distribution of finished goods.

    •
    Electronic Data Interchange (EDI). QAD's EDI ECommerce solution allows customers to have real-time collaboration with suppliers electronically. It provides a streamlined method of managing electronic communications between trading partners, QAD solutions and other enterprise solutions, and enables users to manipulate, analyze, edit, and reprocess EDI documents quickly and efficiently.

    •
    Supplier Consignment Inventory. QAD's Supplier Consignment Inventory solution extends the purchase order process by providing new types of transactions to receive material and identify it as consigned. With Supplier Consignment Inventory, the financial transaction on consignment inventory can be delayed until it is consumed, but the material is still visible for planning. When consumption is reported back to the supplier, the supplier can transfer liability for the material in its system and issue an invoice if self-billing is not being used.

Demand:    These include the need to increase collaboration with customers and improve responsiveness and customer service. QAD solutions include:

  Enterprise Solutions

    •
    Forecasting. QAD MFG/PRO includes forecasting functions that apply statistical methods and extrapolation techniques to evaluate underlying patterns in sales history data to help predict future demand. These forecasts are used to develop the master production schedule and drive material requirements planning (MRP).

    •
    Service, Support & Returns. QAD's Service/Support Management (SSM) solution allows manufacturers to manage all aspects of after-sales support and service operations. It provides capabilities for call centers, repair depots, field service organizations and companies servicing the equipment they sell.

  Extended Enterprise Solutions

    •
    Customer Schedules. QAD MFG/PRO includes customer schedules functions that enable manufacturers to process customer orders using a set of scheduled shipment dates and quantities, rather than discrete sales orders. These schedules are used to create cumulative, schedule-driven sales orders with multiple line items. The customer schedules functions also support "retro billing", a price changing practice common among automotive suppliers and many commodity-driven markets where the cost of raw materials, not the process cost, causes prices to fluctuate.

    •
    Customer Self Service. QAD's Customer Self Service (CSS) is a web-based order entry and visibility solution that enables global manufacturers to offer easy to use self-service to their customers and distributors via the Internet, 24 hours a day, seven days a week. It facilitates streamlined self-service order management, using a hierarchical product catalog and browser-based order entry processes.

    •
    Distributed Order Management (DOM). QAD MFG/PRO includes sales and distribution functions that monitor inventory balances and manage purchasing and sales order entry activities. They enable seamless management, analysis, planning and control of activities related to the procurement of raw materials, or parts and distribution of finished goods.

    •
    Electronic Data Interchange (EDI). QAD's EDI ECommerce solution allows customers to have real-time collaboration with trading partners electronically. It provides a streamlined method of managing electronic communications between trading partners, QAD solutions and other enterprise solutions, and enables users to manipulate, analyze, edit, and reprocess EDI documents quickly and efficiently.

    •
    Customer Consignment Inventory. QAD's Customer Consignment Inventory solution extends the sales order process by providing new transactions to ship material and identify it as in-transit or consigned. It enables the user to plan, order, ship, track and report, customer-consigned material, while deferring invoicing and accounts receivable (AR) transactions. QAD Customer Consignment Inventory directly supports vendor managed inventory (VMI) concepts by giving manufacturers control over their own inventory, within limits, at the customer's site.

Controls:    Formerly referred to as regulatory or legal requirements, these address the constant pressure on manufacturers to increase fiscal controls and comply with government and industry regulations. To help customers respond, QAD solutions include:

  Enterprise Solutions

    •
    Financials. QAD MFG/PRO includes financial functions that provide multiple entity (company) and multiple currency support suitable for the financial management of small and large enterprises. These modules are seamlessly integrated with the sales and distribution, planning, and manufacturing functions of MFG/PRO to report the financial implications of the company's activities.

    •
    Multinational. QAD solutions are designed for global business and maximum flexibility and are available in 27 languages. Our technology's architecture preserves operational flexibility so that the customer can select the production models, plant locations, and financial reporting that best suit its business. Additionally, QAD solutions have multi-currency support throughout the entire application, and accounting transactions can be recorded in multiple currencies and reported on either in its transaction currency or translated at the then prevailing exchange rate to the operation's currency.

  Extended Enterprise Solutions:

    •
    Shared Services. QAD's Shared Services Domain solution allows multi-entity consolidations and eliminations to be performed across multiple general ledgers. Sophisticated chart of account mapping capabilities allow for different chart of accounts to be consolidated and full traceability to originating transactions can be maintained, critical for audit ability.

    •
    Compliance. QAD MFG/PRO and related solutions provide best-practice manufacturing and business processes for automated activities, with a multitude of embedded basic internal process security and controls throughout the application modules that work to provide transaction integrity throughout supply chain processes. These security and control features, if set-up, implemented, and utilized to their fullest degree, provide an excellent foundation for systematic internal control demonstration.

Business Intelligence:    These include the need to access and analyze operational data within the manufacturing enterprise in order to help improve business performance.

        To help customers respond, QAD provides the QAD Business Intelligence (BI) module to help companies leverage and analyze data from their QAD system to help make better informed business decisions. QAD BI comprises two primary components: a data transformer and a set of pre-defined business models. The data transformer performs extraction, transformation and loading functions on the raw data collected by MFG/PRO, ensures its consistency, and then aggregates this content in a separate, dedicated business intelligence data warehouse. Pre-defined business models for inventory monitoring, sales analysis and manufacturing performance, among others, incorporate 150 key performance indicators (KPIs) and provide a framework for mapping the collated data to a meaningful format.

        Global services and support.    In addition to providing core functionality required by global manufacturers in our enterprise software, QAD Global Services offers consulting, support and education for QAD solutions. They offer strategic consulting, business solution design and implementation, application management services and technical services to our customers.

        Our customer support organization operates attended and automated support systems around the world, including a global call tracking and escalation system. Our solution-centered support provides customers with online access to customer service solutions 24 hours a day, seven days a week, giving customers the ability to download the latest updates to our software.

        We also offer comprehensive education and training services to our customers and service providers that we continue to enhance with both online and classroom training.

VALUE OF QAD SOLUTIONS

        We believe that QAD is well-positioned to continue to meet the requirements of global manufacturing customers in the industries we serve by providing solutions that deliver:

        Focused Expertise and Functionality for Specific Industries.    Our industry expertise and strategy of developing industry-specific solutions has enabled us to achieve strong positions in the automotive, consumer products, electronics, food and beverage, industrial and medical industries. In order to stay at the forefront of the industries we serve, QAD partners with our customers through active industry development groups to define enhancements and additional industry-specific functionality for the next generation of QAD solutions.

        Rapid Implementations and Time-to-Benefit.    The industry-specific features and functionality of QAD solutions mean customers in the industries we serve can have feature-rich solutions for significantly less customization cost, and can implement those solutions in significantly less time than other manufacturing ERP solutions, so customers are able to achieve rapid time-to-benefit. QAD's low total cost of ownership, rapid implementations and favorable time-to-benefit compared to its competitors were verified in an April 2003 study titled "Deriving Value From 21st Century ERP Applications" published by industry analyst firm META Group. To date, another industry study of this kind has not been completed.

        Global Capabilities.    Our reputation for best-in-class manufacturing applications is supported by a proven track record of successful multinational deployments. Our solutions are available in as many as 27 languages and incorporate functionality that address both global and local requirements and practices in many of our major markets. Additionally, our Global Services organization makes us one of a few select organizations with the capability to implement our solutions across the globe and support those solutions in multiple languages and countries.

        Supply Chain Efficiencies.    QAD's Extended Enterprise solutions help global manufacturers manage resources beyond the enterprise, enabling them to speed communications, streamline business processes and achieve more efficient interactions between partners, suppliers and customers.

        Open Integration Architecture.    Our open systems architecture incorporates Open Applications Group Integration Specification standards and advanced Internet technologies in order to deliver open, flexible and scalable end-to-end enterprise and supply chain solutions.

QAD PRODUCT ALLIANCES

        We have a number of ongoing business alliances that extend the functionality of our software through the addition of integrated best-in-class applications. We have also entered into select agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software and alliance arrangements to deliver more complete solutions for the vertical markets we target. Additionally, we support a number of different hardware platforms. Our alliances include Progress Software Corporation, Cognos, Adexa, ILOG, Sterling Commerce, Vertex and Oracle. These and other business affiliations are closely aligned to our organization and participate in the selling process.

TECHNOLOGY

        QAD MFG/PRO has been developed with a commercially available toolset marketed by Progress Software Corporation (Progress) that works with relational databases provided by Progress and Oracle Corporation. Our software operates under UNIX, Linux and Windows NT operating systems.

        In fiscal 2005, QAD introduced its Shared Services Domain solution. This architectural enhancement was developed in response to customer demand to address situations where multiple divisions within a single enterprise need to maintain different currencies, charts of accounts, manufacturing configurations and other business options on a single system. With Shared Services Domain, QAD has given customers the ability to create multiple, virtual QAD MFG/PRO data structures, we call instances, all within a single database. Each instance has its own unique identity and behaves like an independent MFG/PRO database. Customers gain flexibility to run QAD

MFG/PRO according to their business processes—using one centralized database to run multiple day-to-day business operations where productivity and central control make sense, or in a decentralized mode where functions need to perform as autonomous operations.

        In fiscal 2005, we also saw increased customer interest in a new computing model called Web Services. This emerging model enables customers to leverage multiple, best-of-breed applications in their enterprise reducing the need for costly or time consuming integration to be written in order for applications to interact and share information with one another. This enables customers to easily integrate applications, such as financial or shop floor applications, to QAD software.

        To enable customers to take advantage of Web Services, in fiscal year 2005 QAD adopted a Service Oriented Architecture (SOA) within its QXtend integration framework. QAD Enterprise and Extended Enterprise solutions enable resources and information within applications to be more easily made available to participants in the network via SOA. This capability is enabled by Progress Software's latest products, Sonic and OpenEdge.

RESEARCH AND DEVELOPMENT

        Our principal research and development staff is focused on developing new functionality for the industries we serve and on providing continuing updates and improvements to QAD applications to better serve the needs of our customers.

        We have embarked on an opportunistic strategy of acquiring certain niche products to extend and enhance our solutions. These acquisitions involve third-party products, or software developed by customers, that are already used in conjunction with our software, but only in a limited geography. We believe that our ability to enhance and globalize these products and distribute, service and support them internationally offers us a unique opportunity.

        We are committed to the continuing development of our products through in-house and third-party development. As of January 31, 2005, approximately 250 research and development personnel, comprised of 200 internal personnel and 50 outside consultants, were involved in the development of QAD solutions.

        We continue to utilize high quality, cost-effective development resources wherever possible. In December 2004, QAD augmented its existing Shanghai, China operations with the establishment of a new research and development (R&D) center that will focus on developing core product functionality for QAD solutions and functionality designed specifically for the Chinese market. The establishment of the Shanghai R&D center adds to QAD's existing R&D centers in the United States, Australia, Spain, Ireland and India.

        Our research and development expenses totaled $33.2 million, $36.2 million and $33.4 million in fiscal 2005, 2004 and 2003, respectively.

SALES AND MARKETING

        QAD sells and supports its products and services through direct and indirect sales channels and service organizations located throughout the world.

        Our direct sales organization is composed of approximately 85 commissioned sales people. We continually align our sales organization and our business strategies with market conditions in order to ensure that we sustain our effectiveness in the sales process. Within each territory, a focus on the industries we serve is maintained through marketing, local product development and sales training.

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

        Our marketing strategy includes developing demand for our products by consistently communicating with QAD vertical prospects and key audiences to increase awareness. QAD undertakes a variety of marketing activities such as analyst relations, press relations, investor relations, sales and marketing events, advertising, the development of sales tools, and the continued improvement of our Web site. The global marketing organization plans and coordinates focused campaigns as set forth in our strategic plan. The team utilizes marketing automation tools to support our field sales organization and our direct and indirect marketing efforts.

EMPLOYEES

        As of January 31, 2005, we had approximately 1,200 full-time employees of which approximately 500 were in support and services, 200 were in research and development, 280 were in sales and marketing and 220 were in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under the local laws. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2005.

NAME	AGE	POSITION(S)
Pamela M. Lopker	50	Chairman of the Board and President
Karl F. Lopker	53	Chief Executive Officer
Daniel Lender	38	Executive Vice President and Chief Financial Officer
Vincent P. Niedzielski	51	Executive Vice President, Research and Development
Murray W. Ray	57	Executive Vice President, Global Services and Human Resources
Roland B. Desilets	43	Executive Vice President, General Counsel and Secretary
Michael Lodato	40	Executive Vice President, Chief Marketing Officer
Valerie J. Miller	41	Vice President, Corporate Controller and Chief Accounting Officer

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

        Karl F. Lopker has served as Chief Executive Officer and a Director of the Company since joining QAD in 1981. Previously, he founded Deckers Outdoor Corporation in 1973 and was President until 1981. Mr. Lopker is certified in Production and Inventory Management by the American Production and Inventory Control Society. Mr. Lopker earned a Bachelor of Science degree in Electrical Engineering from the University of California, Santa Barbara. Mr. Lopker is married to Pamela M. Lopker, Chairman of the Board and President of QAD.

        Daniel Lender has served as Executive Vice President and Chief Financial Officer since July 2003. Previously, he had served as the Company's Vice President of Global Sales Operations and Vice President of Latin America. Mr. Lender joined QAD in 1998 as Treasurer following a nine-year tenure with the former Republic National Bank of New York, last serving as Vice President and Treasurer of the Bank's Delaware subsidiary. He earned a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Science degree in Applied Economics and Business Management from Cornell University.

        Vincent P. Niedzielski has served as Executive Vice President, Research and Development, since joining QAD in April 1996. Prior to joining QAD, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation for 12 years. Mr. Niedzielski received a Bachelor of Science degree in Mathematics and Computer Science from the University of Scranton.

        Murray W. Ray has served as Executive Vice President, Global Services and Human Resources since February 2001. He joined QAD in August 1996 and was appointed Vice President of Global Services in October 1998. Prior to joining QAD, Mr. Ray was a Director of Professional Services at AT&T. Previously, he served 11 years at the former Digital Equipment Corp. as an Industrial Marketing Manager and then as a Director of Professional Services. Mr. Ray received a Bachelor of Science degree in Mathematics and Statistics from the University of Western Australia.

        Roland B. Desilets has served as Executive Vice President, General Counsel and Secretary since April 2001, when he rejoined QAD after spending one year as Vice President and General Counsel of Atlas Commerce, Inc. Mr. Desilets initially joined QAD in 1993 serving as Regional General Counsel until 1998 when he was named Corporate General Counsel. Previously he was Intellectual Property Counsel for Unisys Corporation. Mr. Desilets holds a Juris Doctor degree from Widener University School of Law, a Master of Science degree in Computer Science from Villanova University and a Bachelor of Science degree in Physics from Ursinus College.

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

SEGMENT REPORTING

        Segment financial information for fiscal 2005, 2004 and 2003 is presented in note 11 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Commission Act of 1934, as amended, are available free of charge on our website at www.qad.com, as soon as reasonably practicable after such reports have been electronically filed or otherwise furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        During fiscal 2005, QAD completed the construction of its new company headquarters in Summerland, California where we own 28 acres of property. The construction project added an additional 83,000 square feet of office space to the previously existing 45,000 square feet, which allowed the consolidation of QAD's corporate operations. The Company's headquarters were previously located in Carpinteria, California. We moved out of our leased space in Carpinteria, California in two phases. In December 2004, we vacated certain space and immediately entered into a sublease arrangement. As a result, we took a $0.7 million charge in the fourth quarter of fiscal 2005. Then, on March 18, 2005, we moved our data center from the Carpinteria location to our new corporate headquarters. The move resulted in an impairment charge of approximately $0.9 million in the first quarter of fiscal 2006. We continue to use our Carpinteria address as our mailing address until we register our corporate headquarters' address as our mailing address.

        QAD has over 30 additional offices located across four geographic regions with lease commitments ranging from 2005 until 2019. These include major offices located in the United States, the Netherlands, Australia, the United Kingdom, Mexico, Poland, Thailand, China, Spain, France and Japan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        QAD common stock has been traded on the NASDAQ National Market (NASDAQ) since our initial public offering in August 1997 (under the symbol QADI). The following table sets forth the low and high prices for QAD's common stock as reported by NASDAQ in each quarter of the last two fiscal years.

	Low Price	High Price
Fiscal 2005:
Fourth quarter	$7.12	$9.33
Third quarter	5.82	10.29
Second quarter	8.95	11.20
First quarter	10.54	17.14
Fiscal 2004:
Fourth quarter	$10.69	$15.74
Third quarter	7.17	13.00
Second quarter	4.95	9.75
First quarter	3.14	5.36

Holders

        As of March 31, 2005, there were approximately 350 shareholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

        During the fiscal 2005 second quarter, we declared a one-time special dividend of $0.10 per share of common stock. In addition, we announced the initiation of quarterly cash dividends. We declared three quarterly dividends in fiscal 2005 of $0.025 per share of common stock. Continuing quarterly cash dividends are subject to the continued profitability and liquidity requirements of QAD.

        During the fiscal 2005 second quarter, we established a dividend reinvestment plan. The plan commenced with the payment of the first quarterly cash dividend.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        During the fiscal 2005 second quarter, the Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of QAD common stock. Purchases under QAD's repurchase program may be made from time to time, without prior notice. During fiscal 2005, we repurchased approximately 742,000 shares at an average repurchase price of $7.52 per share, including fees.

        The following table summarizes common stock repurchases made during fiscal 2005, by quarter:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(3)	Remaining Authorized Number of Shares to be Purchased Under the Program
2/1/04 - 4/30/04	—	$—	—	—
5/1/04 - 7/31/04	144,865	$10.20	144,865	855,135
8/1/04 - 10/31/04	597,443	$6.87	597,443	257,692
11/1/04 - 1/31/05	—	$—	—	257,692

(1)
All share repurchases were made in open-market transactions.

(2)
Average price per share is calculated on a settlement basis plus commission.

(3)
In June 2004 the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended January 31,(1)
	2005(8)	2004	2003(3),(4)	2002	2001(2)
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$60,545	$69,029	$56,023	$62,820	$69,202
Maintenance and other	113,729	114,686	106,294	103,624	98,314
Services	56,932	46,937	32,931	39,341	48,683

Total revenue	231,206	230,652	195,248	205,785	216,199

Operating income (loss)	23,386	17,995	(3,295)	(832)	(19,011)
Income (loss) before cumulative effect of accounting change	24,483	16,317	(6,598)	(5,313)	(25,406)
Cumulative effect of accounting change(5)	—	—	1,051	—	—

Net income (loss)	$24,483	$16,317	$(7,649)	$(5,313)	$(25,406)

Basic net income (loss) per share:
Before cumulative effect of accounting change	0.72	0.49	(0.19)	(0.16)	(0.76)
Cumulative effect of accounting change	—	—	0.03	—	—

Basic net income (loss) per share	$0.72	$0.49	$(0.22)	$(0.16)	$(0.76)

Diluted net income (loss) per share:
Before cumulative effect of accounting change	0.70	0.47	(0.19)	(0.16)	(0.76)
Cumulative effect of accounting change	—	—	0.03	—	—

Diluted net income (loss) per share	$0.70	$0.47	$(0.22)	$(0.16)	$(0.76)

Cash dividends per share	$0.18	—	—	—	—
BALANCE SHEET DATA:
Cash and equivalents	55,289	46,784	43,688	36,782	24,500
Total assets	207,093	189,828	162,306	158,009	181,462
Current portion of long-term debt(6)	1,725	11,987	2,000	2,157	1,448
Long-term debt(7)	23,911	7,720	9,125	15,345	19,460

(1)
Historical results of operations are not necessarily indicative of future results. Refer to "Factors That May Affect Our Future Results or The Market Price of Our Stock" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that may impact future results.

(2)
Fiscal 2001 includes restructuring charges of $5.1 million impacting operating income (loss). The purpose of the initiative was to strengthen operating and financial performance by sharpening the focus on our multinational customers.

(3)
Fiscal 2003 includes restructuring charges of $5.3 million impacting operating income (loss). This cost reduction program was aimed at reducing annualized operating expense by better aligning expense with then current business levels.

(4)
In the fiscal 2003 fourth quarter, we acquired TRW ISCS which resulted in increased services revenue, as well as certain increased costs and expenses impacting operating income (loss) during that quarter and for the fiscal 2004 and 2005 full year. This acquisition is described in greater detail in note 2 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

(5)
In connection with the adoption of SFAS 142 on February 1, 2002, and in accordance with its transition provisions, a $1.1 million impairment loss related to the Asia Pacific region goodwill was recorded as a cumulative effect of a change in accounting principle.

(6)
Fiscal 2004 includes $10.5 million related to a construction loan to finance the construction of our new company headquarters. We converted the construction loan to a permanent loan upon completion of the construction project in fiscal 2005.

(7)
Fiscal 2005 includes $18.0 million of financing related to our new company headquarters in Summerland, California, of which $17.7 million is included in long term debt as of January 31, 2005 and secured solely by property.

(8)
Fiscal 2005 includes a $6.5 million tax benefit from the reversal of valuation allowances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like "believe," "anticipate," "expect" and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in particular the subsection of this Item 7 entitled "Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2006.

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

        QAD enterprise applications are focused and optimized for select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and medical. QAD's core enterprise application suite MFG/PRO and related QAD applications address the needs of today's multinational manufacturers, enabling them to think and operate globally while preserving their ability to meet local requirements by providing business-critical functions and processes at two levels: 1) the Enterprise, providing traditional ERP functionality for intra-enterprise functions; and 2) the Extended Enterprise, providing communication capabilities for supplier-management and customer-management functions.

        QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers who are prospects for future sales of QAD's enterprise applications. With 25 years of focus on the manufacturing industry, and approximately 5,300 licensed sites of our software around the world, QAD is well-qualified to meet the business and technology requirements of global manufacturing companies worldwide. We develop our products with input from leading multinational manufacturers within the vertical industries we serve. This vertical industry focus is a key differentiator for QAD, enabling our customers to implement QAD applications rapidly, realize a high return on investment and achieve a lower total cost of ownership when compared with the product offerings of competitors targeting the industries we serve.

        Global service and support are important components of our solutions. We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and support business processes tailored to local financial and operational practices. Our geographic management structure enables our global practices to meet local requirements and our services to be delivered effectively within each region. We support our customers' global operations through our network of regional support centers as well as certain alliances and online support, accessible 24 hours a day, seven days a week, virtually anywhere in the world.

Industry Factors

        The enterprise software applications industry is highly competitive, rapidly changing and affected by new product introductions and other market activities, including consolidations among industry participants and the entry of new participants.

        In viewing the competition, QAD separates its competition into four groups: mega-suite solutions, roll-up solutions, regional solutions and point solution solutions.

          Mega-suite ERP solutions: (a term originally coined by Gartner Research in its October 2002 report entitled "ERP II Will Support Performance/Relationship Management"). These solutions are designed with the goal of trying to satisfy the needs of multiple industries, including manufacturing, but also unrelated industries such as banking, insurance, retail, state and local government, telecommunications, entertainment and education, among others. These solutions attempt to satisfy the diverse needs of many different industries within a single database and software application and provide a wide set of functionality. QAD believes that a lack of focus on the manufacturing sector has caused manufacturers who purchase these mega-suite applications to experience longer implementation times, a higher total cost of ownership and a lower return on investment than with QAD solutions. We believe this is because the mega-suites' extremely broad industry scope and higher solution complexity limits their effectiveness in addressing the specific needs of manufacturing enterprises, individual plants or divisions for our targeted vertical markets. Examples of mega-suite ERP vendors currently competing in the market include SAP, Oracle and Microsoft.

          Roll-up solutions: These solutions are neither designed nor built as single solutions, but rather are the result of continued consolidation in the ERP market. QAD uses the term "roll-up" to describe legacy ERP vendors who employ an acquisition strategy. Gartner Research began referring to these vendors as "Collectors" in their December 2003 report, "Management Update: The ERP Market and Vendors in 2004." In recent years, we have seen many companies focus on growing their revenue by acquiring legacy or point solutions. Often the acquired solutions have similar features and overlapping functionality with the roll-up vendors' existing solutions already available on different platforms. QAD believes the resulting solution set created when diverse applications from multiple companies are brought together is usually not easily or well unified and generally consists of multiple applications that rely on dissimilar technologies. We also believe that these roll-up solutions present considerable risk to customers because long term support for similar solutions on multiple platforms is unlikely and could result in a costly-transition to a new system in the future, and because these solutions lack the cohesion and integrated functionality expected by global manufacturers. Examples of roll-up vendors currently competing in the market include Infor (which purchased former roll-up vendor Mapics in January 2005, and was formerly known as Agilysis), SSA, Epicor and GEAC.

          Regional solutions: These solutions are designed to provide functionality that is highly targeted to meet the needs of a specific region or country. Vendors of these solutions typically lack the global reach and financial viability that global manufacturers expect of their ERP vendors. Examples of regional solution vendors currently competing in the market include IFS and Intentia, where we see competition most often in Europe and Australia, respectively, User Friendly Software in China and Datasul in South America.

          Point solutions: These solutions are designed to provide a fairly narrow set of functionality. Examples include solutions that provide functionality such as only procurement capabilities, only customer relationship management capabilities or only supply chain management capabilities. We believe these solutions tend to be highly specialized within a limited functionality scope compared to manufacturing industry-focused ERP solutions such as QAD, or the other three types of ERP suite solutions defined above and they often lack integration with processes to which they are directly related.

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

Economic Factors

        Global economic factors can impact the growth rates of manufacturing companies within our target markets. As our customers experience fluctuations in the demand for the products they manufacture, they may react by adjusting their operations and level of investing. At times, these reactions may include increasing, decreasing or delaying capital software purchases, which can directly impact the level and timing of our revenue. We routinely monitor indices that measure reported and forecasted global and regional manufacturing production levels. We consider these indices, among other factors, in forecasting the demand for our own products and services. Recently reported global manufacturing production indices reflect expansion in production and orders in the majority of geographies where we do business, believed to be driven in part by an upturn in economic confidence. This optimism continues to be tempered by the potential for economic volatility due to uncertainties related to the global political environment. With these factors in mind, we remain cautiously optimistic regarding the economic factors that could impact our growth opportunities.

Compliance Factors

        Compliance factors, such as the requirements associated with the Sarbanes-Oxley Act of 2002, have had an impact on us and on our customers. The cost and effort of our own compliance with Sarbanes-Oxley has been significant, at approximately $1.6 million of additional outside consulting and audit fees for fiscal 2005. Many of our customers have also been impacted by such compliance efforts, which we believe has contributed to delays in capital software buying decisions during fiscal 2005. We continue to monitor market reaction as first year compliance efforts come to completion, anticipating a potential release of pent up demand. We are cautiously optimistic that previously delayed capital software buying decisions may fuel growth in fiscal 2006 and beyond. We are aware that our current and potential customers could choose another software vendor's solution, if they perceive there is greater benefit from a compliance perspective.

Executive Focus On Operations

        In addition to the industry and economic factors described above, management continually monitors QAD's performance within our business segments. Our business segments consist of a corporate operating segment and four geographic regions: North America; Europe, the Middle East and Africa (EMEA); Asia Pacific and Latin America. For more information regarding our business segments, see note 11 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

        Regional performance measures such as revenues, operating margins and days' sales outstanding are reviewed routinely. In addition, we closely monitor our level of personnel and related expenses, which represents the largest portion of our expense structure. We also monitor revenue dollars per employee and the productivity levels of our support and services personnel. We consider this data in our decision-making process related to additions or reductions in spending.

CRITICAL ACCOUNTING POLICIES

        We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets, capitalized software development costs, valuation of deferred tax assets and accounting for stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each.

  •
  Revenue Recognition. We generally license our software under non-cancelable license agreements including third-party software sold in conjunction with our software, customer support and services including technical, implementation and training. Revenue is recognized in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Our revenue recognition policy is as follows:

    License Revenue. We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable and collection is probable. Our typical payment terms vary by region. While most of our arrangements are within our normal payment terms, we have provided extended terms on occasion. Terms granted are typically less than one year and we have established a positive history of collection without concessions, on those receivables. Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements on delivery. We use the residual method to recognize revenue. When a license agreement includes one or more elements to be delivered at a future date, if vendor-specific, objective evidence of the fair value of all undelivered elements exists then the revenue for the undelivered element is deferred. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when we have vendor-specific, objective evidence for undelivered elements or when delivery of all elements occurs.

    Subscription license revenue from our hosted product offerings is recognized ratably over the contract period. Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility for which we review a customer's credit worthiness and our historical experience with that customer, if applicable.

    Maintenance Revenue. Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

    Services Revenue. Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts. Although infrequent, we do at times enter into fixed-price services contracts for which we recognize the services revenue on the percentage-of-completion methods as prescribed by Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts", and in SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue from training services is recognized as the services are performed.

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

  •
  Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management judgment. Actual collection of these balances may differ due to global or regional economic factors, challenges faced by customers within our targeted vertical markets or specific financial difficulties of individual customers.

  •
  Goodwill and Intangible Assets. Goodwill and other intangible assets at January 31, 2005, was $11.6 million and $0.3 million, respectively, accounting for 6% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which requires us to analyze goodwill for impairment on at least an annual basis. These periodic analyses are performed by an independent valuation consulting firm. In estimating the fair value of our individual reporting units, the enterprise fair value was considered based upon the income approach, which utilizes a discounted cash flow method to determine the fair value of the business based on the present value of future benefits the business is expected to generate. If the assumptions underlying these estimated future benefits change, we may be required to record impairment losses for these assets. For a further discussion of goodwill, see note 4 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

  •
  Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We also capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. Capitalized software costs are amortized on a straight-line basis over three years and charged to "Cost of license fees". We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets.

  •
  Valuation of Deferred Tax Assets. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2005, we had $7.8 million of deferred tax assets, net of valuation allowances, consisting of $41.4 million of gross deferred tax assets offset by valuation allowances of $33.6 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. At April 30, 2004 and January 31, 2005, we performed an assessment of the recoverability of our net deferred tax assets. We determined that some tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, we recorded a tax benefit of $1.2 million at April 30, 2004 and $5.3 million at January 31, 2005, resulting from the reduction of previously recorded valuation allowances against net deferred tax assets. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

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

    Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services", which requires entities to recognize an expense based on the fair value of the related awards. Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123" amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. We are not currently required to transition to a fair value method of accounting for stock-based employee compensation. Instead, we have elected to provide the required disclosures as if we had transitioned. For pro forma net income (loss) and related income (loss) per share had we applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation, see note 1 to Notes to Consolidated Financial Statements within this Annual Report on Form 10-K.

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R will require us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. We are currently evaluating the requirements of SFAS 123R. We have not determined the method of adoption and have not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under SFAS 123. The actual annual expense is dependent on a number of factors, including the number of stock options granted, our common stock price and related expected volatility and other inputs utilized in estimating the fair value of the stock options at the time of grant. Accordingly, the adoption in fiscal 2007 of SFAS 123R will likely have a substantial material effect on our results of operations and results of operations may not be comparative on a historical basis.

    Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended January 31,
	2005	2004	2003
Revenue:
License fees	26%	30%	29%
Maintenance and other	49	50	54
Services	25	20	17

Total revenue	100	100	100
Costs and expenses:
Cost of license fees	4	5	4
Cost of maintenance, service and other	36	35	34
Sales and marketing	25	26	32
Research and development	14	16	17
General and administrative	11	10	11
Amortization of intangibles from acquisitions	—	—	1
Impairment loss	—	—	—
Restructuring	—	—	3

Total costs and expenses	90	92	102
Operating income (loss)	10	8	(2)
Other (income) expense	—	—	1

Income (loss) before income taxes and cumulative effect of accounting change	10	8	(3)
Income tax (benefit) expense	(1)	1	1

Income (loss) before cumulative effect of accounting change	11	7	(4)
Cumulative effect of accounting change	—	—	—

Net income (loss)	11%	7%	(4)%

Comparison of fiscal 2005 revenue to fiscal 2004

        Total revenue for fiscal 2005 was $231.2 million, an increase of $0.5 million, from $230.7 million in fiscal 2004. Revenues remained relatively flat year over year, reflecting increases in services revenues offset by decreases in license fees, maintenance and other revenue. Our customers are widely dispersed, such that no single customer accounted for more than 10% of our total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to fiscal 2004, fiscal 2005 revenue would have been approximately $225.9 million, representing a decrease of $4.8 million or 2%. All revenue categories were positively impacted by currency fluctuations in the current year.

        License revenue was $60.5 million for fiscal 2005, down $8.5 million, or 12%, from $69.0 million in fiscal 2004. Holding foreign currency exchange rates constant to fiscal 2004, fiscal 2005 license revenue would have been approximately $59.9 million, representing a $9.1 million, or 13%, decrease from last year. All of our business segments experienced decreases in license revenue over the prior year. We have continued to sell our software at prices comparable to the previous two fiscal years. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2005, 39 customers placed license orders totaling more than $300,000, compared to

49 customers in fiscal 2004. We believe that the lower number of sizable orders this year can be attributed, in part, to our customers focusing on Sarbanes-Oxley compliance rather than systems implementations.

        Maintenance and other revenue was $113.7 million for fiscal 2005, representing a decrease of $1.0 million, or 1%, from the $114.7 million for fiscal 2004. Holding exchange rates constant to those prevailing in fiscal 2004, fiscal 2005 maintenance and other revenue would have been approximately $111.5 million, representing a $3.2 million, or 3%, decrease from last year. Maintenance revenue decreased $1.8 million year over year due in part to improvements in our maintenance renewal backlog in fiscal 2005 which has resulted in fewer significant cases of delayed renewal commitments than in the prior year, which has an unfavorable impact when comparing to last year. In addition, other revenue decreased $1.3 million, primarily due to lower hardware sales in the Asia Pacific region year over year. One of the ways management measures our success in securing contract renewals is by measuring the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for both fiscal 2005 and 2004.

        Services revenue was $56.9 million for fiscal 2005, representing an increase of $10.0 million, or 21%, when compared to last year at $46.9 million. Holding exchange rates constant to those prevailing during fiscal 2004, fiscal 2005 services revenue would have been approximately $54.4 million, reflecting a $7.5 million, or 16%, increase over last year. The effect of the change in exchange rates mainly related to fluctuations in the euro. Increases in North America were partly offset by decreases in EMEA region. Our services backlog as of the current year-end is slightly lower than fiscal 2004, primarily due to the timing of major contract awards.

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

        License revenue was $69.0 million for fiscal 2004, up $13.0 million, or 23%, from $56.0 million for fiscal 2003. Holding foreign currency exchange rates constant to fiscal 2003, fiscal 2004 license revenue would have been approximately $67.6 million, representing an $11.6 million, or 21%, increase over fiscal 2003. All of our business segments experienced increases over the prior year. The increase over fiscal 2003 reflected a higher volume of user licenses sold, due in part to the favorable impact of a return to somewhat higher IT spending levels within our customer base during fiscal 2004. We believe that this shift was partly attributable to a more positive outlook regarding the economy and the global political environment. In addition, we experienced increases in revenue within the Asia Pacific region during fiscal 2004, partly due to greater success in our sales execution process in Asia. In relation to the number of customers that had placed sizable license orders in the period, during fiscal 2004, 49 customers placed license orders totaling more than $300,000, compared to 39 customers in fiscal 2003.

        Maintenance and other revenue was $114.7 million for fiscal 2004, representing an increase of $8.4 million, or 8%, over the $106.3 million for fiscal 2003. Holding exchange rates constant to those prevailing in fiscal 2003, fiscal 2004 maintenance and other revenue would have been approximately $111.3 million, representing a $5.0 million, or 5%, increase over last year. The increase in maintenance revenue was made up of increases in each of our regions. The year-over-year increase was primarily due to additional maintenance on new license sales, partially offset by cancellations within our existing customer base.

        Services revenue was $46.9 million for fiscal 2004, representing an increase of $14.0 million, or 43%, when compared to fiscal 2003 at $32.9 million. Holding foreign currency exchange rates constant to fiscal 2003, fiscal 2004 services revenue would have been approximately $42.7 million, reflecting a $9.7 million, or 30%, increase over the prior year. The effect of the change in exchange rates mainly related to fluctuations in the euro. In addition, services revenue increased over fiscal 2003 due to the inclusion of a full year of services revenue in fiscal 2004 in the EMEA region from the TRW ISCS acquisition that was completed in November 2002. Also contributing to the increase was an increase in the number of larger license sales, primarily in North America, which typically lead to significant services engagements. Our services backlog as of the fiscal 2004 year-end had increased over the prior year-end mainly due to the assimilation of the TRW ISCS operations. In North America, we experienced an increase in the number and size of services contracts awarded to our services organization, rather than our partners or other service providers in fiscal 2004.

Comparison of costs and expenses—fiscal 2005, 2004 and 2003

        Total Cost of Revenue.    Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $91.5 million for both fiscal 2005 and 2004 and was $75.0 million for fiscal 2003 and as a percentage of total revenue was 40%, for both fiscal 2005 and 2004 and was 38% for fiscal 2003. Holding exchange rates constant to the most recent preceding fiscal year, total cost of revenue would have been approximately $88.5 million and $85.9 million for fiscal 2005 and 2004, respectively, reflecting the impact of the weakening U.S. dollar in comparison to other currencies. At constant exchange rates, the total cost of revenue percentage for both fiscal 2005 and fiscal 2004 would have decreased 1% to 39%.

        Fiscal 2005 and 2004 included employee separation costs of $1.6 million and $2.0 million, respectively (mainly in EMEA). Fiscal 2003 included non-recurring expense reductions related to two separate royalty contract accruals totaling $1.2 million, resulting in a one-point decrease in the total cost of revenue percentage to 38%. Excluding the impact of the royalty expense reduction, the total cost of revenue percentage would have been 39% in fiscal 2003.

        Sales and Marketing.    Sales and marketing expense was $56.6 million, $60.2 million and $61.7 million for fiscal 2005, 2004 and 2003, respectively. The decrease of $3.6 million from fiscal 2004 to fiscal 2005 was primarily related to lower personnel expenses of $3.8 million, lower travel expenses of $1.2 million and lower marketing expenses of $0.8 million, all related to our cost containment efforts in fiscal 2005, partially offset by increased sales agent fees of $0.8 million and the unfavorable currency impact of $1.8 million, mainly due to the strengthening of the euro.

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

        Research and Development.    Research and development expense, which is managed on a global basis, was $33.2 million, $36.2 million and $33.4 million in fiscal 2005, 2004 and 2003, respectively. The decrease of $3.0 million from fiscal 2004 to 2005 was primarily attributable to lower personnel expenses of $2.6 million, primarily due to our cost containment efforts in North America and a lower level of contractor expense in the current year.

        The increase from fiscal 2003 to 2004 was primarily due to increased personnel, consulting and related expenses aligned with our investment in the development of our products in fiscal 2004. In addition, we were unfavorably impacted by the weakening of the U.S. dollar relative to certain other currencies, mainly the euro and Australian dollar, in fiscal 2004.

        General and Administrative.    General and administrative expense was $26.1 million, $24.2 million and $21.8 million for fiscal 2005, 2004 and 2003, respectively. The $1.8 million increase from fiscal 2004 to 2005 was mainly related to a $1.3 million increase in professional fees, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and $0.7 million unfavorable currency fluctuation related to the weakening of the U.S. dollar.

        The $2.4 million increase from fiscal 2003 to 2004 was primarily due to incrementally higher expense in EMEA, including personnel and associated costs related to the TRW ISCS acquisition completed in November 2002, higher bonuses on improved performance metrics and the impact of the weakening of the U.S. dollar.

        Amortization of Intangibles from Acquisitions.    Amortization of intangibles from acquisitions totaled $0.5 million, $0.9 million and $1.2 million in fiscal 2005, 2004 and 2003, respectively. The year over year declines were primarily related to certain intangible assets that had become fully amortized.

        Impairment Loss.    SFAS 142 requires us to analyze goodwill for impairment at least on an annual basis or when a triggering event requires an additional analysis. We have chosen November 30th of our fiscal year as our annual test period. During the fourth quarter of fiscal 2005, 2004 and 2003, in connection with our annual test, all reporting units containing goodwill were valued and tested for impairment. The results of this test yielded no indication of impairment for the reporting units that had goodwill on their balance sheets as of the test date, which included EMEA, Latin America and Asia Pacific.

        During fiscal 2004 and 2003, we made earnout payments to the selling entity of an acquired business in our Asia Pacific reporting unit of $0.3 million and $0.2 million, respectively, based on financial performance under the purchase agreement. The payments effectively served to increase the purchase price of the acquisition, thus adding to our goodwill balance. Based on the earnout payments, under SFAS 142, the Asia Pacific reporting unit was valued and tested for impairment. In fiscal 2004, no impairment was indicated. In accordance with the provisions of SFAS 142, the fiscal 2003 additional $0.2 million of goodwill in Asia Pacific was fully impaired and the related impairment loss is included in our Consolidated Statement of Operations for fiscal 2003.

        Restructuring.    In prior years, we implemented restructuring programs designed to strengthen operations and financial performance. Charges and adjustments related to restructurings are included in "Restructuring" in our Consolidated Statements of Operations. During fiscal 2004 and 2003, we recorded $(0.3) million and $5.3 million, respectively, related to restructuring. Below is a discussion of those restructuring programs and related activity through January 31, 2005.

        During fiscal 2003, we implemented cost reduction programs aimed at reducing annualized operating expenses to better align them with then current business levels. The related actions resulted in a combined $4.4 million charge that included a reduction of approximately 130 employees across all regions and functions ($4.1 million), facility consolidations ($0.1 million) and associated asset write-downs ($0.2 million). In addition, during fiscal 2003, we recorded an adjustment of $0.9 million as an increase to total costs and expenses, related to a fiscal 2002 restructuring accrual due to our inability to sublease certain office space as originally planned. During fiscal 2004, we recorded an adjustment of $0.3 million as a decrease to total costs and expenses related to the fiscal 2002 restructuring accrual to reflect a change in utilization related to a previously vacated leased office space. As of January 31, 2005 the restructuring accruals, as adjusted, were fully utilized.

        Total Other (Income) Expense.    Total other (income) expense was $1.0 million, $(1.4) million and $2.0 million in fiscal 2005, 2004 and 2003, respectively. The $2.4 million unfavorable change from fiscal 2004 to 2005 mainly relates to a $1.5 million gain on sale of property in fiscal 2004. In addition, interest expense increased $0.9 million due to additional interest incurred in relation to the $18.0 million long-term financing, as described in the Contractual Obligations section below.

        The favorable change from fiscal 2003 to 2004 was primarily related to the inclusion of the $1.5 million gain on the sale of property in fiscal 2004, and a favorable change in foreign currency transaction and remeasurement (gains) and losses when compared to fiscal 2003.

        Income Tax Expense.    We recorded an income tax benefit of $2.1 million in fiscal 2005 and income tax expense of $3.1 million and $1.3 million in fiscal years 2004 and 2003, respectively. These amounts include taxes in profitable jurisdictions. We have not provided tax benefits for certain jurisdictions in loss positions due to management's determination regarding the uncertainty of the realization of these tax benefits. These amounts also include benefits related to the reversal of tax valuation allowances of $6.5 million in fiscal 2005. For further information regarding income taxes, please see note 8 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

        Our principal sources of liquidity are cash flows generated from operations and our cash and equivalents and marketable securities balances. Cash and equivalents and marketable securities combined were $68.3 million and $59.8 million at January 31, 2005 and 2004, respectively. Our working capital increased to $27.6 million as of January 31, 2005 from $6.0 million as of January 31, 2004. The increase in working capital of $21.6 million from last year-end includes a $15.0 million decrease in current liabilities and a $6.6 million increase in current assets. The $15.0 million decrease in current liabilities primarily related to a $10.3 million decrease in our current portion of long-term debt. During fiscal 2005, we repaid all of our borrowings under our construction loan as described below and entered into a new long-term loan agreement secured by our property located in Summerland, California.

        The $6.6 million increase in current assets related primarily to an $8.5 million increase in cash and equivalents as detailed in our Consolidated Statement of Cash Flows for the year ended January 31, 2005, partially offset by lower accounts receivable, mainly related to higher collections in the current year. Accounts receivable days' sales outstanding, using the count back method, increased slightly to 60 days at January 31, 2005, from 58 days at January 31, 2004.

Net Cash

        Net cash, defined as cash and equivalents and marketable securities less short and long term debt, increased slightly to $42.7 million as of January 31, 2005 from $40.1 million at January 31,

2004. Cash increases from operating cash flow were offset by additional debt, incurred to finance the construction of our corporate headquarters.

Cash Flows

        The following is a summary of cash flows for fiscal 2005, 2004 and 2003:

  Operating Activities

          Cash provided by operating activities was $23.0 million, $19.8 million and $13.4 million in fiscal 2005, 2004 and 2003, respectively. The increase from fiscal 2004 to 2005 related primarily to an increase in net income year over year offset by a decrease in depreciation and amortization and a non-cash tax benefit from the reversal of deferred tax valuation allowances of $6.5 million. In addition, accounts receivable reflected a net decrease in fiscal 2005 due to collections in excess of billings, versus a net increase in accounts receivable in fiscal 2004. Increases to cash flow in fiscal 2005 were offset by decreases in other liabilities which primarily relates to higher income tax payments and payroll-related payments in fiscal 2005.

          Operating activities in fiscal 2005 include $0.7 million of exit costs related to an office lease we vacated in December 2004. At the time we vacated the lease we secured a sub-lease for an amount less than our current lease payments. Therefore, we incurred a non-cash impairment charge in fiscal 2005.

          The increase from fiscal 2003 to 2004 related primarily to the shift in our financial results of operations from a net loss to net income. This was partially offset by the impact of an increase in accounts receivable in fiscal 2004 due to billings in excess of collections, versus a decrease in accounts receivable in fiscal 2003 related to collections in excess of billings.

  Investing Activities

          Cash used in investing activities for fiscal 2005, 2004 and 2003 was $13.0 million, $21.2 million and $3.3 million, respectively, mainly related to the purchase of property and equipment.

          Purchases of property and equipment for fiscal 2005, 2004 and 2003 were $10.6 million, $17.8 million and $9.3 million, respectively. Property and equipment purchases primarily relate to capital investments of $6.6 million, $13.8 million and $4.3 million, respectively, for the construction of our new company headquarters on property owned by QAD in Summerland, California. Upon securing our construction loan in fiscal 2003, approximately $6.8 million was transferred into a restricted cash account at Santa Barbara Bank and Trust (SBB&T). Of the restricted cash amount, approximately $2.5 million was used to pay costs related to the project before loan proceeds were borrowed from SBB&T. At January 31, 2003, the remaining restricted cash balance was $1.0 million and was fully utilized to fund the construction project during fiscal 2004. In fiscal 2004, these purchases were partially offset by the proceeds from the sale of a parcel of property located in Carpinteria, California. We moved into our new company headquarters in May 2004, and shortly thereafter we paid our construction loan in full and entered into a long-term financing arrangement with Mid-State bank, which is secured by the property.

          We invest funds in short term marketable securities on which we earn interest income. This balance can fluctuate based on our short-term investing decisions. In fiscal 2003 and 2004, we sold $7.5 million and $0.5 million, respectively, in marketable securities. In fiscal 2004, we made purchases at a cost of $7.0 million.

          In April 2004, we acquired certain assets and liabilities of Oxford Consulting Group, Inc. located in the United States. We paid $0.8 million in cash upon consummation which is included in "Acquisitions of businesses, net of cash acquired" in our January 31, 2005 Consolidated Statement of Cash Flows.

          In November 2002, we acquired the TRW Integrated Supply Chain Solutions (TRW ISCS) business covering 10 European countries and North America from BDM International, Inc. (a wholly-owned subsidiary of TRW Inc.) and TRW Inc. Prior to the acquisition, TRW ISCS, a QAD alliance partner pursuant to an agreement with QAD, operated businesses that primarily focused on systems installation, integration and services in connection with the MFG/PRO software owned and licensed by QAD and other QAD-related goods and services. Under the terms of the Stock and Asset Purchase Agreement, QAD paid $1.0 million in cash and incurred transaction costs, including direct acquisition costs, involuntary termination costs and facility related costs, of approximately $5.7 million. QAD funded the purchase price paid to BDM International, Inc. and TRW Inc. with cash generated from operating activities. Among the assets acquired by QAD from TRW ISCS was approximately $1.8 million in cash and equivalents. Because the cash acquired exceeded the cash expended for the acquisition, the net cash impact of $0.8 million for the acquisition is reflected as cash provided from investing activities in our fiscal 2003 Consolidated Statement of Cash Flows.

          In March 2003, we sold a 34-acre undeveloped parcel of property in Carpinteria, California for $3.3 million, net of associated fees. The book value of this property was $1.8 million resulting in a $1.5 million gain on disposal of the property.

  Financing Activities

          Cash (used in) provided by financing activities was $(2.1) million, $2.9 million and $(5.5) million for fiscal 2005, 2004 and 2003, respectively.

          The fiscal 2005 activity includes loan proceeds of $17.8 million from a loan agreement we entered into with Mid-State Bank in July of 2004. We used $14.3 million of the proceeds to pay the then existing construction loan with SBB&T. We implemented a dividend program during the year and as a result, paid $5.1 million in dividends to our common stockholders. Proceeds from the issuance of common stock was $2.8 million, primarily related to the exercise of stock options. In addition, our board of directors approved a stock repurchase program to repurchase up to 1.0 million shares of common stock. Approximately 742,000 shares of common stock were repurchased for $5.6 million during fiscal 2005.

          The fiscal 2004 activity includes approximately $15.2 million in expenditures related to a "Modified Dutch Auction" tender offer, in which we purchased approximately 2.9 million shares of our common stock at a price of $5.00 per share. Proceeds from the issuance of common stock were $9.6 million and $0.9 million for fiscal 2004 and 2003, respectively, primarily related to the exercise of stock options. Also included in the fiscal 2004 proceeds from the issuance of stock was the December 2003 exercise of a warrant by Recovery Equity Investors II, L.P. to purchase 225,000 shares of QAD common stock at an exercise price of $7.50 per share for which QAD received $1.7 million in cash. In addition, fiscal 2004 includes $10.5 million in proceeds from the construction loan related to the building of our new headquarters in Summerland, California.

          Upon securing our construction loan in fiscal 2003, $6.8 million was transferred to a restricted cash account at SBB&T, of which approximately $4.3 million was used within that fiscal year, to pay off the existing first deed mortgage secured by the property.

        We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing and future credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

        The following summarizes our significant contractual obligations at January 31, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
(in millions)	2006	2007	2008	2009	2010	Thereafter	Total
Credit facility	$1.5	$6.1	$—	$—	$—	$—	$7.6
Notes payable	0.2	0.2	0.2	0.3	0.3	16.7	17.9
Notes payable interest payments	1.2	1.2	1.2	1.1	1.1	4.8	10.6
Lease obligations	5.8	4.3	2.0	1.6	1.4	4.2	19.3
Technology purchases	4.0	0.2	—	—	—	—	4.2

Total	$12.7	$12.0	$3.4	$3.0	$2.8	$25.7	$59.6

Credit Facility

        Effective April 7, 2005, we entered into a new unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility). On April 7, 2005, we terminated our existing $30 million secured credit facility with Wells Fargo Foothill, Inc. Amounts then outstanding under the Wells Fargo Foothill Facility were repaid with funds borrowed from the CB Facility.

        The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing EBITDA. We will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million CB Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.

        The CB Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD's funded debt to 12-month trailing EBITDA ratio.

        The balance sheet classification as of January 31, 2005 consists of $1.5 million in "Current portion of long-term debt" and $6.1 million in "Long-term debt" as we have the ability and intent to repay $1.5 million of the amount borrowed from the CB Facility within the next twelve months. For a detailed discussion regarding our Wells Fargo Foothill Facility outstanding as of January 31, 2005, see note 7 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report of Form 10-K. As of January 31, 2005, we were in compliance with the Wells Fargo Foothill Facility covenants, as amended.

Notes Payable

        On July 28, 2004, QAD Ortega Hill, LLC, a wholly-owned subsidiary of QAD Inc. entered into a loan agreement with Mid-State Bank & Trust. The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures on July 28, 2014. Over the term of the loan, we will make 119 monthly payments of $115,000 and one final payment of $15.4 million. Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million. A portion of these proceeds were used to repay our then existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at January 31, 2005 was $17.9 million.

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

Technology Purchases

        Subsequent to our fiscal 2005 year-end, QAD acquired intellectual property comprised of certain software that is complementary to MFG/PRO and that will enhance the financial and architectural capabilities of MFG/PRO. The acquisition price was approximately $3.7 million, payable in four installments. The first payment of approximately $1.3 million was made in February 2005. The final payment is due in May 2006.

        During the fiscal 2004 third quarter, QAD acquired intellectual property comprised of certain software that is complementary to MFG/PRO and is part of our Customer Self-Service solution. The acquisition price included a total of $0.8 million in guaranteed payments, payable annually over three years, beginning with $0.3 million paid upon acquisition. The agreement sets forth additional potential future contingent payments by QAD of up to $0.3 million per year for three years commencing upon acquisition, based on future sales of the acquired software when used with certain versions of MFG/PRO.

        During the fiscal 2004 fourth quarter, QAD acquired intellectual property comprised of certain software that is complementary to MFG/PRO and is part of our Business Intelligence solution. The acquisition price included a total of $0.9 million in guaranteed payments, payable annually over three years beginning with $0.3 million that was due in February 2004. The agreement also sets forth potential future contingent payments by QAD for three years commencing upon acquisition, based on future sales of the acquired software.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE SIGNIFICANT FLUCTUATIONS

        Our quarterly revenue, expenses and operating results have varied significantly in the past. We anticipate that such fluctuations will continue in the future as a result of a number of factors, many of which are outside our control. The factors affecting these fluctuations include demand for our products and services, the size, timing and structure of significant licenses purchased by customers, market acceptance of new or enhanced versions of our software products and products that operate with our products, the publication of opinions about us, our products and technology by industry analysts, the entry of new competitors and technological advances by competitors, delays in localizing our products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in accounting principles, changes in pricing policies by us or our competitors, customer order deferrals in anticipation of product enhancements or new product offerings by us or our competitors, the timing of the release of new or enhanced versions of our software products and products that operate with our products, changes in the method of product distribution and licensing (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by us, customer cancellation of major planned software development programs or maintenance contracts and general, regional or market economic factors and the global political environment.

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

        A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales.  We expect to continue to experience from time to time large, individual license sales, which may cause significant variations in quarterly license fees. We also believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of a customer's capital resources. Therefore, a downturn in any potential customer's business could result in order cancellations that could have a significant adverse impact on our revenue and quarterly results. Moreover, actual or perceived declines in general economic conditions, worsening of the global political environment or a delay in the improvement of the current economic situation may result in significant reductions in corporate spending for information technology, which could result in delays, cancellations or reductions of orders for our products.

        The services business may fluctuate. Services staffing increases our overhead and the services business reduces our gross margins.  Services revenue remains a substantial part of our business. Services revenue increased in fiscal 2004 and 2005, due primarily to the TRW ISCS acquisition, the Oxford acquisition and an increase in license sales in fiscal 2004. While the expenses associated with services operations are relatively predictable, the revenues are dependent upon the timing and size of customer orders to provide the services. To the extent that we are not successful in securing orders from customers to provide services on a regular basis, our results may be negatively affected.

        Fixed expense level is based on expected revenues.  Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue. Because our expense level is relatively fixed, if revenue levels are below expectations, expense could be disproportionately high as a percentage of total revenue. If this were to occur, operating results would be immediately and adversely affected and losses could occur.

        Because of the significant fluctuations in our revenue, period-to-period comparisons may not be meaningful.  Based upon the factors described above, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that, as a result, these comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods or that we will be profitable on a quarterly or annual basis. We have in the past, and may in the future, experience quarterly losses.

RISKS ASSOCIATED WITH SALES CYCLE

        Our products involve a long sales cycle and the timing of sales is difficult to predict.  Because the licensing of our primary products generally involves a significant commitment of capital by our customers (which typically range from approximately $50,000 to several million dollars), the sales cycle associated with a customer's purchase of our products is generally lengthy (with a typical duration of 4 to 15 months), varies from customer to customer and is subject to a number of significant risks over which we have little or no control. These risks include customers' budgetary constraints, timing of budget cycles, concerns about the introduction of new products by us or our competitors and actual or perceived declines in general economic conditions that can result in delays or cancellations of information systems investments. Due in part to the strategic nature of our products, potential customers are typically cautious in making product acquisition decisions. The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products, and we must frequently commit substantial presales resources in the sales cycle.

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

DEPENDENCE ON THIRD-PARTY PRODUCTS

        We are dependent on third-party products, particularly Progress software.  MFG/PRO software is written in a programming language that is proprietary to Progress Software Corporation (Progress). We have entered into a license agreement with Progress that provides us and each of our subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop and market our software products. Effective July 2002, we entered a three-year extension of the agreement with Progress under which Progress provides support to us at no charge.

        Our success is dependent upon Progress continuing to develop, support and enhance its programming language, its toolset and database, as well as the continued market acceptance of Progress as a standard database program and continuing our relationship with them. We have in the past, and may in the future, experience product release delays because of delays in the release of Progress products or product enhancements. Any of these delays could have an adverse effect on our business, operating results and financial condition. MFG/PRO software employs Progress programming interfaces that allow MFG/PRO software to operate with Oracle Corporation database software. However, MFG/PRO software does not run within programming environments other than Progress and our customers must acquire rights to Progress software in order to use MFG/PRO software. We are in the process of extending our current Value Added Reseller relationship with Progress.

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

        We also maintain development and product alliances with other third-parties. These alliances include software developed to be sold in conjunction with QAD software products, technology developed to be included in or encapsulated within QAD software products and numerous third-party software programs that generally are not sold with QAD software but interoperate directly with QAD software through application program interfaces. We occasionally enter into joint development agreements with our third-party software development alliances that govern ownership of the technology collectively developed. In addition, we have embarked on an opportunistic strategy of acquiring certain niche products to extend and enhance our product offering. These acquisitions involve third party products, or software developed by a customer, that were already in use with our software but only on a limited basis geographically. These include products such as our customer self-service solution, our inventory management product, known as AIM, our QAD Sequencing (or Just in Time) software, our Business Intelligence solution and an enhancement to our finance solution. While we believe these products will yield significant value to QAD in the future, at this point they are at various stages of being integrated into our product offering.

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

RAPID TECHNOLOGICAL CHANGE

        The market for our software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements as well as industry consolidation.    Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies (including new hardware platforms and programming languages) and the emergence, evolution or widespread adoption of, or changes to, industry standards including those related to consolidation in the industry. For example, increasing commercial use of the Internet is giving rise to new customer requirements and new industry standards. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, keep pace with industry and compliance standards and achieve market acceptance. In particular, we believe our future success will depend on our ability to convert our products to component objects, as well as our ability to develop products that will operate and interoperate across the Internet and assist customers to operate within the Extended Enterprise. We cannot ensure that we will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others. Our products may also not achieve market acceptance. Our failure to successfully develop and market product enhancements or new products could have an adverse effect on us.

        New software releases and enhancements may adversely affect our software sales.    While we generally take steps to avoid interruptions of sales due to the pending availability of new products, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced QAD software or other software, which could have an adverse effect on us. The actual or anticipated introduction of new products, technologies and industry standards can also render existing products obsolete or unmarketable or result in delays in the purchase of those products. As a result, the life cycles of our products are difficult to estimate. We must respond to developments rapidly and incur substantial product development expenses. Any failure by us to anticipate or respond adequately to developments in technology or customer requirements, or any significant delays in the introduction of new products, could result in a loss of revenue. Moreover, significant delays in the general availability of new releases, significant problems in the installation or implementation of new releases, or customer dissatisfaction with new releases could adversely affect us.

PROPRIETARY RIGHTS AND LICENSING

        Our success is dependent upon our proprietary technology and other intellectual property.    We rely primarily on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. We enter into license agreements with each of our customers. Each of these license agreements provides for the non-exclusive license of QAD software. These licenses generally are perpetual and contain strict confidentiality and non-disclosure provisions, a limited warranty covering our software and indemnification for the customer from infringement actions related to our software.

        The pricing policy for each license is based on a standard price list and may vary based on a number of parameters including the number of end-users, number of sites, number of modules, number of languages, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD.

        In fiscal 2005, we started implementing a new Business Process Cycle (BPC) pricing and licensing model for some of our solutions. Currently, our applications are priced and licensed primarily on a per user basis. With BPC pricing, QAD products will be licensed based upon a combination of the number of users and the extent to which a QAD customer leverages QAD's software to automate and optimize key business processes. There are no assurances that such a licensing model will be accepted in the market place or will yield revenue comparable to the current licensing method.

        To facilitate our customers' ability to customize our software, we generally license our software to end-users in both object code (machine-readable) and source code (human- readable) formats. While this practice facilitates customization, making software available in source code also makes it easier for third-parties to copy or modify our software for impermissible purposes. Distributors or other persons may independently develop a modified version of our software. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties. Although we currently have no patents, we have two pending patent applications.

        We believe that the measures we take to protect our proprietary technology and other intellectual property afford only limited protection. Despite our efforts, it may be possible for third-parties to copy portions of our products, to reverse engineer them or to obtain and use information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized copying or use, which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours.

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

        We may also initiate or be subject to claims or litigation with or against third-parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us, cause product shipment delays, require us to enter royalty or licensing agreements and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.

        We also periodically acquire intellectual property from third-parties. In some instances, this intellectual property is prepared on a work-for-hire or similar basis, and in other instances, we license the intellectual property. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property.

        Our intellectual property rights may be significantly affected by third-party relationships and actions.    We have in the past, and may in the future, resell certain software which we license from third-parties. In addition, we have in the past, and may in the future, jointly develop software in which we will have co-ownership or cross-licensing rights. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that provide us with the third-party software we require, provide adequate functionality in our products on terms that adequately protect our proprietary rights, or are commercially favorable to us. The loss of or inability to maintain or obtain any of these software licenses, including a loss as a result of a third-party infringement claim, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed or developed and integrated.

        We may be exposed to product liability claims.    While our license agreements with our customers typically contain provisions designed to limit our exposure to potential material product liability claims including appropriate warranty, indemnification waiver and limitation of liability provisions, it is possible that such provisions may not be effective under the laws of some jurisdictions. Although we have not experienced any product liability claims to date, we may be subject to claims in the future. We have an errors and omissions insurance policy. However, this insurance may not continue to be available to us on commercially reasonable terms, or at all. A successful product liability or errors or omissions claim brought against us could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have an adverse effect on us.

EXTENDED ENTERPRISE SOLUTIONS

        The market for Extended Enterprise solutions is uncertain.    A significant element of our strategy is the acceptance of our Extended Enterprise solution, a series of new solutions targeted at enabling manufacturers to communicate with customers and suppliers. We have devoted substantial resources to developing our Extended Enterprise solutions, such as CSS, EDI, and supply visualization hosted on MFGx.net, and are working with third-parties to develop software components that may be included as part of or incorporated within such Extended Enterprise solutions. However, we cannot ensure our other planned releases for such Extended Enterprise solutions, whether developed by us or third-parties, will achieve the performance standards required for commercialization. In addition, our Extended Enterprise solutions may not achieve market acceptance or be profitable. If our Extended Enterprise solutions do not achieve such performance standards or do not achieve market acceptance, we would be adversely affected.

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

MARKET CONCENTRATION

        Our target markets are concentrated and, as a result, we are dependent upon achieving success in those markets.    We have made a strategic decision to concentrate our product development and sales and marketing in certain primary vertical industry segments—automotive, consumer products, electronics, food and beverage, industrial and medical. An important element of our strategy is to achieve technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experience a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. A discussion of concentration of our credit risk is contained in note 1 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

DEPENDENCE UPON KEY PERSONNEL

        We are dependent upon key personnel.    Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Founder, Chairman of the Board and President, Pamela M. Lopker, and Chief Executive Officer, Karl F. Lopker, neither of whom is bound by an employment agreement. Pamela and Karl Lopker are married to each other and, as of March 31, 2005, jointly and beneficially owned approximately 53% of QAD's outstanding common stock.

        Our future success also depends on our continuing ability to attract and retain other highly qualified technical and managerial personnel. Competition for these personnel can be intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel. We may be unable to retain our key technical and managerial employees and we may not be successful in attracting, assimilating and retaining other highly qualified technical and managerial personnel in the future. The loss of any member of our key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us. We do not currently have key-person insurance covering any of our employees.

DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF SALES AND MARKETING CHANNELS

        We are dependent upon the development and maintenance of sales and marketing channels.    We sell and support our products through direct and indirect sales organizations throughout the world. In the past, we have made significant expenditures in the expansion of our sales and marketing force, primarily outside the United States. More recently, we have tailored our sales and marketing expenditures to align more closely with our targeted vertical and geographic markets. Our future success will depend in part upon the productivity of our sales and marketing force and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel.

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

        Our indirect sales channel consists of over 40 distributors and sales agents worldwide (sales channels). We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization. We will need to maintain and expand our relationships with our existing sales channels to expand the distribution of our products. Our current or future sales channels may not provide the level and quality of expertise and service required to successfully license our software products. We also may not be able to maintain effective, long-term relationships with them. In addition, our selected sales channels may not continue to meet our sales needs. Further, they may market software products in competition with us in the future or otherwise reduce or discontinue their relationships with or support of us and our products. Any failure to successfully maintain our existing indirect sales channel relationships or to establish new relationships in the future could have an adverse effect on us. Also, if any of our distributors or sales agents exclusively adopts a product other than QAD software products, or if any distributor or sales agent reduces its sales efforts relating to our software products or increases support for competitive products, we could be adversely affected.

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

        QAD global services is a significant part of our business that offers technical, implementation and learning services to our customers. We have designed our service organization so that we can subcontract our services to third-party providers for specific technical needs and also subcontract services from our providers to meet our capacity requirements. We believe this method allows for additional flexibility in ensuring our customers' needs for services are met. These relationships also assist us in keeping pace with the technological and marketing developments of major software vendors, and, in certain instances, provide us with technical assistance for our product development efforts.

        We typically enter into separate agreements with each of our distribution and service providers.    These agreements make available to our providers the non-exclusive right to promote and market QAD software products and to provide training, installation, implementation and other services for QAD software products within a defined territory for a specified period of time (generally two years). Our installation and implementation providers generally do not receive fees for the sale of our software products unless they participate actively in a sale as a sales agent. However, they generally are permitted to set their own rates for their installation and implementation services, and we typically do not receive a royalty or percentage fee from these providers on services performed. We also enter into similar agreements with our distribution providers that grant these providers the non-exclusive right, within a specified territory, to market, license, deliver and support our software products. In exchange for these distribution services, we grant a discount to the provider for the license of our software products.

        These third-parties may not provide the level and quality of service required to meet the needs of our customers and we may not be able to maintain an effective, long-term relationship with these third-parties. Any failure to maintain our existing relationships or to establish new relationships in the future, or the failure of these third-parties to meet the needs of our customers, could have an adverse effect on us. In addition, if these third-parties exclusively adopt a product or technology other than QAD software product or technology, or if these third- parties reduce their support of QAD software products and technology or increase such support for competitive products or technology, we could be adversely affected.

        We also rely on third-parties for the development or interoperation of key components of our software. These research and product alliances develop software to be sold in conjunction with our software products, technology to be included in or incorporated within QAD software products and numerous third-party software programs that generally are not sold with QAD software products, but interoperate directly with QAD software through application program interfaces. We generally enter into reseller or joint development agreements with our third-party software development partners that govern ownership of the technology collectively developed. Each of our partner agreements and third-party development agreements contains strict confidentiality and non-disclosure provisions for the service provider, end-user and third-party developer. Our third-party development agreements contain restrictions on the use of our technology outside of the development process. Any failure to establish or maintain successful relationships with these third-party software providers or these third-party implementation and development alliances or the failure of these third-party software providers to develop and support their software could have an adverse effect on us.

INTEGRATION OF ACQUIRED BUSINESS AND INTELLECTUAL PROPERTY

        We have continued an opportunistic strategy of acquiring certain niche products to extend and enhance our product offering. These acquisitions involve third-party products, or software developed by a customer, that were already in use with our software but only on a limited basis geographically. These include products such as a module within our Customer Self Service module (known as CSS), our inventory management product (known as AIM), our EDI solutions, our financial solution enhancement, our QAD Sequencing (or Just in Time) software and our Business Intelligence solution. While we believe these products will yield significant value to QAD in the future, at this point they are at various stages of being integrated into our product offering. There is no assurance that we will be successful in integrating these acquisitions, or any future acquisitions, into our business and any failure to do so may adversely affect our results.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

        Our operations are international in scope, which exposes us to additional risk, including currency-related risk.    For the last three fiscal years, we derived approximately 60% of our total revenue from sales outside the United States. Of our more than 5,300 licensed sites in more than 90 countries, as of January 31, 2005, approximately 80% are outside the United States. Our foreign exchange risk is discussed in Item 7A of this Annual Report on Form 10-K.

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

EFFECT OF SUBSTANTIAL SALES OF STOCK

        Substantial sales of our stock could negatively affect its price.    As of January 31, 2005, QAD had 33.8 million shares of common stock outstanding and 4.5 million outstanding stock options under stock option plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of our stock.

MARKET CONSOLIDATION

        The ERP software market has experienced significant consolidation.    This consolidation has included numerous mergers and acquisitions including hostile takeovers such as the Oracle/Peoplesoft transaction. As a result, many prospective buyers are experiencing some reluctance in purchasing applications that could have a short lifespan due to an acquisition resulting in the application's life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. QAD's controlled company status makes it highly unlikely that a hostile takeover of the company would occur.

THE MARKET FOR OUR STOCK IS VOLATILE

        The market prices for securities of technology companies, such as QAD, have been quite volatile.    Quarter to quarter variations in our operating results, changes in our guidance on revenues and earnings estimates, announcements of technological innovations or new products by us, or by our competitors, the loss or gain of significant customers or changes in stock market analysts estimates, announcements of major contract awards, changes in accounting standards or regulatory requirements as promulgated by the FASB, PCAOB, SEC, NASDAQ or other regulatory entities, and other events or factors may have a significant impact on the market price of our stock. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies' operating performance. These conditions may adversely affect the market price of our stock. Because of these and other factors affecting our operating results, past financial performance should not be considered as an indicator of future stock performance, and investors should not use historical trends to anticipate results or trends in future periods.

        The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors, including:

  •
  quarterly fluctuations in operating results;

  •
  announcements of new products by us or our competitors;

  •
  gains or losses of significant customers;

  •
  the presence of short-selling of our common stock;

  •
  sales of a high volume of shares of our common stock by our large stockholders;

  •
  events affecting other companies that the market deems comparable to us;

  •
  general economic conditions in the United States and abroad.

INTERNAL CONTROL OVER FINANCIAL REPORTING

        Failure to maintain adequate internal control over financial reporting could have a material adverse effect upon our results of operations.    If we fail to maintain an effective system of internal controls we may not be able to accurately report our financial results. If we cannot provide reliable financial reports, our business and operating results could be harmed. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

PRINCIPAL STOCKHOLDERS

        Our principal stockholders are also directors.    As of March 31, 2005, Pamela and Karl Lopker jointly and beneficially owned approximately 53% of our outstanding common stock. Recovery Equity Investors II, L.P. (REI) owned approximately 9% of our outstanding common stock. Pamela and Karl Lopker currently constitute two of the seven members of the board of directors and are also officers of QAD in their capacity as President and CEO, respectively. A general partner of the general partner of REI is also on the QAD board of directors. On a combined basis, current directors and executive officers beneficially owned approximately 62% of the common stock.

        Pamela and Karl Lopker are generally not prohibited from selling a controlling interest in us to a third party. Their concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that might be beneficial to our business. As a result, the market price of our common stock could be adversely affected.

        Because Pamela and Karl Lopker, as husband and wife, own a majority of our common stock, we are a "controlled company" within the meaning of the rules of the NASDAQ. As such, we are not required to comply with certain corporate governance rules of the NASDAQ that would otherwise apply to us as a listed company on the NASDAQ. These rules are generally intended to increase the likelihood that boards will make decisions in the best interests of shareholders.

        Specifically, we are not required to have a majority of independent directors on our board of directors and we are not required to have nominating and corporate governance and compensation committees composed of independent directors. Should the interests of Pamela and Karl Lopker differ from those of other shareholders, the other shareholders will not be afforded the protections of having a majority of directors on the board who are independent from our principal shareholders or our management.

IMPACT OF LEGISLATION

        Concern about corporate governance in the U.S. has caused government agencies to enact more stringent controls, primarily including requirements associated with the Sarbanes-Oxley Act of 2002.    These changes impact the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. Some highlights include establishment of the Public Company Accounting Oversight Board, enhanced disclosure requirements for public companies and their insiders, required certification by CEO's and CFO's of SEC financial filings, prohibitions on certain loans to officers and directors, efforts to curb potential securities analysts' conflicts of interest, possible forfeiture of profits by certain insiders in the event financial statements are restated, enhanced board audit committee requirements, protections provided under a formal system to handle complaints to the audit committee, reporting on internal controls by management and independent auditors, and enhanced civil and criminal penalties for violations of securities laws. It is difficult to predict the full impact of these changes. However it has increased and will continue to increase the costs of securities law compliance for publicly traded companies such as ours.

        These compliance requirements also impose a demand that our software provide the ability to enable our customers to meet these requirements. Any failure by us to keep pace with such requirements could impact our ability to continue to market our products. We are aware that our current and potential customers could choose another software vendor's solution, if they perceive greater benefit from a compliance perspective.

        Like many companies, the cost and effort necessary to comply with the Sarbanes-Oxley Act, particularly Section 404 of the Act, has imposed a significant burden on us and still remains a potential risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Exchange.    In fiscal 2005, approximately 35% of our revenue was denominated in foreign currencies compared to 35% and 30% in fiscal years 2004 and 2003, respectively. We also incurred approximately 45% of our expenses in currencies other than the U.S. dollar in both fiscal 2005 and 2004, compared with approximately 40% in fiscal 2003. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

        Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. In fiscal 2005, 2004 and 2003, foreign currency transaction and remeasurement (gains) and losses totaled $(189,000), $(36,000) and $818,000, respectively, and are included in "Other (income) expense, net" in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

        We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2006 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2005 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    The Company's management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Management's Report on Internal Control Over Financial Reporting.    QAD's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Management has assessed the effectiveness of the Company's internal control system as of January 31, 2005 based on the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 31, 2005, the company's system of internal control over financial reporting is effective.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on management's assessment of QAD's internal control over financial reporting.

        Limitations on the Effectiveness of Controls.    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QAD Inc.:

        We have audited management's assessment, included in the accompanying report entitled "Management's Report on Internal Control Over Financial Reporting", that QAD Inc. maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QAD Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that QAD Inc. maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2005, and the related financial statement schedule II, and our report dated April 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

                      KPMG LLP

Los Angeles, California
April 15, 2005

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding QAD directors is set forth in the section entitled "Election of Directors" appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2005, which information is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding services performed by, and fees paid to, our independent auditors is set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Annual Report on Form 10-K:

QAD INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.
INDEX TO FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

PAGE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	85

        All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

3.
INDEX TO EXHIBITS

        See the Index of Exhibits at page 87.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
QAD Inc.:

        We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QAD Inc.'s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Los Angeles, California
April 15, 2005

QAD INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2005	2004
Assets
Current assets:
Cash and equivalents	$55,289	$46,784
Marketable securities	13,000	13,000
Accounts receivable, net of allowances of $3.7 million and $4.9 million at January 31, 2005 and 2004, respectively	63,145	65,455
Other current assets	13,785	13,352

Total current assets	145,219	138,591

Property and equipment, net	39,701	34,485
Capitalized software costs, net	2,791	2,966
Goodwill	11,552	11,306
Other assets, net	7,830	2,480

Total assets	$207,093	$189,828

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,725	$11,987
Accounts payable	11,896	12,553
Deferred revenue	70,805	69,252
Other current liabilities	33,234	38,821

Total current liabilities	117,660	132,613

Long-term debt	23,911	7,720
Other liabilities	892	1,882
Minority interest	593	500
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,338,952 shares and 35,334,291 shares at January 31, 2005 and 2004, respectively	35	35
Additional paid-in capital	119,533	119,411
Treasury stock, at cost (1,529,792 shares and 1,561,056 shares at January 31, 2005 and January 31, 2004, respectively)	(9,668)	(8,100)
Accumulated deficit	(40,154)	(58,038)
Unearned compensation—restricted stock	(440)	—
Accumulated other comprehensive loss	(5,269)	(6,195)

Total stockholders' equity	64,037	47,113

Total liabilities and stockholders' equity	$207,093	$189,828

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended January 31,
	2005	2004	2003
Revenue:
License fees	$60,545	$69,029	$56,023
Maintenance and other	113,729	114,686	106,294
Services	56,932	46,937	32,931

Total revenue	231,206	230,652	195,248

Costs and expenses:
Cost of license fees	8,628	10,299	8,620
Cost of maintenance, service and other revenue	82,825	81,215	66,378
Sales and marketing	56,552	60,183	61,723
Research and development	33,229	36,191	33,395
General and administrative	26,070	24,228	21,824
Amortization of intangibles from acquisitions	516	887	1,165
Impairment loss	—	—	151
Restructuring	—	(346)	5,287

Total costs and expenses	207,820	212,657	198,543

Operating income (loss)	23,386	17,995	(3,295)
Other (income) expense:
Interest income	(809)	(540)	(752)
Interest expense	1,889	943	1,614
Other (income) expense, net	(120)	(1,803)	1,141

Total other (income) expense	960	(1,400)	2,003

Income (loss) before income taxes and cumulative effect of accounting change	22,426	19,395	(5,298)
Income tax (benefit) expense	(2,057)	3,078	1,300

Income (loss) before cumulative effect of accounting change	24,483	16,317	(6,598)
Cumulative effect of accounting change	—	—	1,051

Net income (loss)	$24,483	$16,317	$(7,649)

Basic net income (loss) per share:
Before cumulative effect of accounting change	$0.72	$0.49	$(0.19)
Cumulative effect of accounting change	—	—	0.03

Basic net income (loss) per share	$0.72	$0.49	$(0.22)

Diluted net income (loss) per share:
Before cumulative effect of accounting change	$0.70	$0.47	$(0.19)
Cumulative effect of accounting change	—	—	0.03

Diluted net income (loss) per share	$0.70	$0.47	$(0.22)

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock and Additional Paid-in-Capital					Unearned Compen- sation— Restricted Stock
			Treasury Stock				Accumulated Other Comprehensive Loss
					Accumulated Deficit			Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, January 31, 2002	34,253	$114,945	—	$—	$(65,595)	$—	$(7,214)	$42,136
Comprehensive loss:
Net loss	—	—	—	—	(7,649)	—	—	(7,649)	$(7,649)
Foreign currency translation adjustments	—	—	—	—	—	—	367	367	367

Total comprehensive loss									$(7,282)

Stock activity:
Under employee stock purchase plan	417	804	—	—	—	—	—	804
Under stock options	23	78	—	—	—	—	—	78
Other	—	7	—	—	—	—	—	7

Balance, January 31, 2003	34,693	115,834	—	—	(73,244)	—	(6,847)	35,743

Comprehensive income:
Net income	—	—	—	—	16,317	—	—	16,317	$16,317
Foreign currency translation adjustments	—	—	—	—	—	—	652	652	652

Total comprehensive income									$16,969

Stock activity:
Under employee stock purchase plan	79	293	82	426	(26)	—	—	693
Under stock options	562	1,580	1,375	6,765	(1,085)	—	—	7,260
Under stock warrants	—	520	225	1,167	—	—	—	1,687
Reclassification of prior years' treasury share purchases	—	1,219	(306)	(1,219)	—	—	—	—
Repurchase of common stock	—	—	(2,937)	(15,239)	—	—	—	(15,239)

Balance, January 31, 2004	35,334	119,446	(1,561)	(8,100)	(58,038)	—	(6,195)	47,113

Comprehensive income:
Net income	—	—	—	—	24,483	—	—	24,483	$24,483
Foreign currency translation adjustments	—	—	—	—	—	—	926	926	926

Total comprehensive income									$25,409

Stock activity:
Under employee stock purchase plan	—	94	81	425	107	—	—	626
Under stock options	5	(423)	652	3,381	(741)	—	—	2,217
Tax benefit from stock options	—	218	—	—	—	—	—	218
Dividends declared ($0.18 per share)	—	—	—	—	(5,965)	—	—	(5,965)
Restricted stock	—	233	40	207	—	—	—	440
Unearned compensation-restricted stock	—	—	—	—	—	(440)	—	(440)
Repurchase of common stock	—	—	(742)	(5,581)	—	—	—	(5,581)

Balance, January 31, 2005	35,339	$119,568	(1,530)	$(9,668)	$(40,154)	$(440)	$(5,269)	$64,037

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$24,483	$16,317	$(7,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,541	8,082	10,637
Provision for doubtful accounts and sales adjustments	257	137	836
(Gain) loss on disposal of property and equipment	129	(1,542)	209
Impairment loss	—	—	151
Tax benefit from reversal of deferred tax valuation allowance	(6,548)	—	—
Exit costs	687	—	—
Restructuring	—	(346)	5,287
Cumulative effect of accounting change	—	—	1,051
Tax benefit from stock options	218	—	—
Other, net	(18)	171	(180)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,995	(5,803)	10,447
Other assets	(311)	2,450	(2,119)
Accounts payable	(847)	(681)	(1,667)
Deferred revenue	866	683	4,041
Other liabilities	(6,472)	372	(7,603)

Net cash provided by operating activities	22,980	19,840	13,441
Cash flows from investing activities:
Purchase of property and equipment	(10,577)	(17,785)	(9,261)
Purchase of marketable securities	—	(7,000)	—
Proceeds from sale of marketable securities	—	500	7,500
Restricted cash under construction loan	—	1,016	(1,016)
Capitalized software costs	(1,665)	(929)	(1,446)
Acquisitions of businesses, net of cash acquired	(766)	(445)	785
Proceeds from sale of property and equipment	29	3,395	145

Net cash used in investing activities	(12,979)	(21,248)	(3,293)
Cash flows from financing activities:
Proceeds from construction loan	3,870	10,468	—
Repayments of long-term debt	(1,604)	(2,005)	(6,377)
Repayments of construction loan	(14,338)	—	—
Proceeds from notes payable, net of fees	17,843	—	—
Dividends paid	(5,121)	—	—
Proceeds from issuance of common stock	2,843	9,640	882
Repurchase of common stock	(5,581)	(15,239)	—

Net cash provided by (used in) financing activities	(2,088)	2,864	(5,495)
Effect of exchange rates on cash and equivalents	592	1,640	2,253

Net increase in cash and equivalents	8,505	3,096	6,906
Cash and equivalents at beginning of period	46,784	43,688	36,782

Cash and equivalents at end of period	$55,289	$46,784	$43,688

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,783	$1,061	$1,531
Income taxes, net of refunds	1,904	(70)	(100)
Supplemental disclosure of non-cash activities:
Forgiveness of accounts receivable (payable) in connection with acquisitions of businesses	—	—	(2,836)
Realization of acquired deferred tax asset	342	375	117
Adjustments to goodwill acquired	47	284	—
Future obligations associated with technology purchases	550	1,400	—
Future obligations associated with dividend declaration	844	—	—

See accompanying notes to consolidated financial statements.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

        QAD Inc., a Delaware Corporation (the Company), was founded in 1979 and is a global provider of enterprise resource planning (ERP) software applications for multinational, large and mid-range manufacturing and distribution companies. QAD serves the specific needs of the automotive, consumer products, electronics, food and beverage, industrial and medical industries. The Company markets, distributes, implements and supports its products worldwide. QAD enterprise applications provide functionality for managing manufacturing resources and operations within and beyond the enterprise, enabling global manufacturers to collaborate with their customers, suppliers and partners to improve delivery performance and reduce production and inventory costs.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All significant transactions among the consolidated entities have been eliminated from the financial statements.

USE OF ESTIMATES

        The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management, with consideration given to materiality, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        The Company considers certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets, capitalized software costs, valuation of deferred tax assets and accounting for stock-based compensation to be critical policies due to the significance of these items to its operating results and the estimation processes and management's judgment involved in each.

CASH AND EQUIVALENTS

        Cash and equivalents consist of cash and short-term investments with maturities less than 90 days. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

        The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. QAD classifies its marketable securities as available-for-sale and carries such securities at fair value, and, if applicable, unrealized gains and losses, net of tax, are reported in stockholders' equity until disposition or maturity.

        Marketable securities consist of auction rate securities which are stated at fair value, are not restricted and are classified as current assets. The cost of the auction rate securities approximates their fair value, with no unrealized or realized gains/losses recorded. Interest is paid when the auction rate notes renew, which is typically every seven days.

Reclassification

        The Company reclassified its auction rate securities from cash and equivalents to marketable securities for both the current year ended January 31, 2005 and historical years included in this Annual Report on Form 10-K. Due to the liquidity and credit risks the auction rate securities are exposed to the Company believes the classification as marketable securities is more appropriate than its previous classification of cash and equivalents.

REVENUE RECOGNITION

        QAD licenses its software under non-cancelable license agreements including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical, implementation and training. Revenue is recognized in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as modified by SOP No. 98-9 "Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition." The Company's revenue recognition policy is as follows:

          License Revenue.    QAD recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable. The Company's typical payment terms vary by region. While most of its arrangements are within its normal payment terms, the Company has provided extended terms on occasion. Terms granted are typically less than one year and the Company has established a history of collection, without concessions, on those receivables. Provided all other revenue recognition criteria have been met, the Company recognizes license revenue for these arrangements on delivery. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific, objective evidence of the fair value of all undelivered elements exists and such items are not essential to the functionality of the software. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when the Company has vendor-specific, objective evidence for undelivered elements or when delivery of all elements occurs.

          Subscription license revenue from the Company's hosted product offerings is recognized ratably over the contract period. The Company's standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of the Company's license revenue recognition policy, such as the assessment of collectibility for which the

  Company reviews a customer's credit worthiness and its historical experience with that customer, if applicable.

          Maintenance Revenue.    Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year.

          Services Revenue.    Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts. Although infrequent, the Company does at times enter into fixed price services contracts for which the Company recognizes the services revenue on the percentage-of-completion method as prescribed by Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts", and in SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue from training services is recognized as the services are performed.

        The Company believes that it is currently in compliance with the applicable accounting standards governing revenue recognition. However, the accounting standard setting bodies continue to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to the Company's business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect the Company's results of operations.

ACCOUNTS RECEIVABLE ALLOWANCES

        The Company reviews the collectibility of its accounts receivable each period by analyzing balances based on age and records specific allowances for any balances that it determines may not be fully collectible. The Company also provides an additional reserve based on historical data including analysis of credit memo data and other known factors.

INCOME TAXES

        QAD recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. In assessing whether there is a need for a valuation allowance on deferred tax assets, the Company determines whether it is more likely than not that it will realize tax benefits associated with deferred tax assets. In making this determination, the Company considers future taxable income and tax planning strategies that are both prudent and feasible. The impact on deferred taxes of changes in tax rates and laws, if any, are reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of foreign subsidiaries, which are or will be reinvested indefinitely in such operations.

COMPUTATION OF NET INCOME OR LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended January 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss)	$24,483	$16,317	$(7,649)

Weighted average shares of common stock outstanding—basic	33,952	33,123	34,460
Weighted average shares of common stock equivalents issued using the treasury stock method	1,246	1,759	—

Weighted average shares of common stock and common stock equivalents outstanding—diluted	35,198	34,882	34,460

Basic net income (loss) per share	$0.72	$0.49	$(0.22)

Diluted net income (loss) per share	$0.70	$0.47	$(0.22)

        Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 0.7 million, 0.4 million and 3.9 million for fiscal 2005, 2004 and 2003, respectively, were not included in the diluted calculation because they were anti-dilutive. Due to the net loss for fiscal 2003, basic and diluted per share amounts are the same.

FOREIGN CURRENCY TRANSLATION

        The financial position and results of operations of the Company's foreign subsidiaries are generally determined using the country's local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rates on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss), which is included in "Accumulated other comprehensive loss" within the Consolidated Balance Sheets.

        Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity's functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) and losses for fiscal 2005, 2004 and 2003 totaled $(189,000), $(36,000) and $818,000, respectively, and are included in "Other (income) expense, net" in the accompanying Consolidated Statements of Operations.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

        At January 31, 2003, the Company had $1.0 million in restricted cash in connection with securing its construction loan as described in note 7 within these Notes to Consolidated Financial Statements. During fiscal 2004, the Company fully utilized this cash to help fund the construction project, its intended use.

        The carrying amounts of cash and equivalents, restricted cash, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company's debt instruments bear variable market interest rates, subject to certain minimum interest rates. The carrying values of these instruments reasonably approximate fair value. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company's total revenue in any of the last three fiscal years. Also, no single customer accounted for 10% or more of accounts receivable at January 31, 2005 or January 31, 2004.

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

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), the Company periodically reviews applicable assets for triggering events and, if necessary, for impairment in value based upon undiscounted future operating cash flows from those assets. If it is determined that the carrying amount of an asset may not be recovered, appropriate losses are recognized.

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

CAPITALIZED SOFTWARE COSTS

        The Company capitalizes software development costs incurred in connection with the localization and translation of its products once technological feasibility has been achieved based on a working model. The Company also capitalizes software purchased from third parties or through business combinations as acquired software technology if the related software under development has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and is ready for initial customer testing (usually identified as beta testing).

        Capitalized software costs are amortized on a straight-line basis over three years. The Company periodically compares the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceeds the estimated net realizable value of that asset is reported as a charge to the Consolidated Statement of Operations.

RESEARCH AND DEVELOPMENT

        All costs incurred to establish the technological feasibility of the Company's computer software products are expensed to research and development as incurred within its Consolidated Statements of Operations.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. The components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments. The Company does not provide for income taxes on foreign currency translation adjustments since it does not provide for taxes on the unremitted earnings of its foreign subsidiaries. The changes in "Accumulated other comprehensive loss" are included in the Company's Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss).

ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for its stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards or changes in grantee status. No employee stock option compensation expense is reflected in results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock compensation expense related to stock granted in conjunction with the acquisition of Oxford Consulting is included in the results of operations. For further description of the acquisition, see note 2 within these Notes to Consolidated Financial Statements.

        The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 12, "Stock-Based Incentive Compensation Plans").

	Years Ended January 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss) as reported	$24,483	$16,317	$(7,649)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	52	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,885	1,985	2,180

Pro forma net income (loss)	$21,650	$14,332	$(9,829)

Net income (loss) per share:
As reported:
Basic	$0.72	$0.49	$(0.22)
Diluted	0.70	0.47	(0.22)
Pro forma:
Basic	$0.64	$0.43	$(0.29)
Diluted	0.62	0.41	(0.29)

        The fair value of stock options and stock purchased under the Company's employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for fiscal 2005, 2004 and 2003:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield
Options:
2005	5.38	0.96	3.87%	0.9
2004	5.50	1.01	3.49%	—
2003	6.50	1.05	3.55%	—
ESPP:
2005	0.25	0.82	1.61%	0.9
2004	0.25	1.01	1.39%	—
2003	0.25	1.05	1.73%	—

RECENT ACCOUNTING STANDARDS

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123R. SFAS 123R revises Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated financial position and results of operations. The Company has not determined the method of adoption and it has not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under SFAS 123.

RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform to current year presentation.

2. BUSINESS COMBINATIONS

Oxford Consulting Group, Inc.

        On April 30, 2004, the Company acquired certain assets and liabilities of Oxford Consulting Group, Inc. (Oxford) located in the United States. Oxford's business primarily focused on electronic data interchange (EDI) systems design, installation and services in connection with the MFG/PRO software owned and licensed by the Company.

        Under the terms of the asset purchase agreement, the Company paid $0.8 million in cash upon consummation and issued 40,000 shares of restricted common stock. The approximate value of the shares ($0.4 million) at the date of acquisition was included as outstanding stock with an equal offset as "Unearned compensation—restricted stock," within stockholders' equity in the Company's Consolidated Balance Sheet at April 30, 2004. The shares vest ratably in equal portions over four years on each anniversary date of the acquisition. As such, the Company is expensing the unearned compensation straight-line over four years. An additional $0.4 million in cash is payable to Oxford through February 2006. Both the potential future cash payments and vesting of common stock are contingent on the future employment of certain employees of Oxford. Therefore, and in accordance with accounting principles generally accepted in the United States of America, the cash payments and fair value of common stock are considered future compensation expense, not an increase to the purchase price.

        The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the acquired assets, including identifiable intangible assets and liabilities at their fair values as of April 30, 2004. The $0.8 million purchase price was mainly allocated to intellectual property ($0.6 million), a customer list ($0.1 million) and customer contracts ($0.1 million). The Company is amortizing the intellectual property over three years and the customer list over one year and amortized the customer contracts over six months. The intellectual property was primarily comprised of certain EDI libraries developed by Oxford that are complimentary to MFG/PRO. Based on the purchase price allocation, no goodwill was recorded in connection with this transaction.

TRW ISCS

        During the fourth quarter of fiscal 2003, the Company acquired TRW Integrated Supply Chain Solutions (TRW ISCS). In connection with the acquisition, the Company implemented a plan to eliminate redundant positions and facilities within TRW ISCS. Accordingly, the Company recognized certain liabilities in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." The related actions resulted in a $4.4 million increase to the acquisition cost, which included a reduction of approximately 40 employees across most functions (approximately $2.8 million) and facility consolidations related to certain former TRW ISCS locations (approximately $1.6 million). As of January 31, 2005, $3.9 million of the $4.4 million acquisition-related restructuring charge was utilized and $0.2 million was adjusted downwards due to a change in estimate. The remaining balance of $0.3 million, consisting of lease obligations, includes payments scheduled through fiscal 2017.

        The following table presents the plan activities for the years ended January 31, 2004 and 2005:

	Lease Obligations	Employee Termination Costs	Total Restructuring
	(in thousands)
Balances, January 31, 2003	$1,518	$665	$2,183
Fiscal 2004 activity:
Utilization	(321)	(635)	(956)
Adjustments	(121)	20	(101)

Balances, January 31, 2004	1,076	50	1,126
Fiscal 2005 activity:
Utilization	(786)	—	(786)
Adjustments	—	(50)	(50)

Balances, January 31, 2005	$290	$—	$290

3. CAPITALIZED SOFTWARE COSTS

        Capitalized software costs and accumulated amortization at January 31, 2005 and 2004 were as follows:

	January 31,
	2005	2004
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$2,708	$2,309
Acquired software technology	2,600	1,850

	5,308	4,159
Accumulated amortization	(2,517)	(1,193)

Capitalized software costs, net	$2,791	$2,966

        Amortization of capitalized software costs of $1.6 million in fiscal 2005, $1.5 million in fiscal 2004 and $2.1 million in fiscal 2003 is included in "Cost of license fees" in the accompanying Consolidated Statements of Operations. The increase in acquired software technology is primarily attributable to intellectual property acquired in connection with the Oxford business combination during the fiscal 2005 first quarter. For further discussion of the business combination see note 2 within these Notes to Consolidated Financial Statements.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        For the applicable reporting units, the changes in the carrying amount of goodwill were as follows (reporting unit regions are defined in note 11 within these Notes to Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)
Balances, January 31, 2003	$9,692	$—	$810	$10,502
Fiscal 2004 activity:
Goodwill acquired	—	262	—	262
Adjustments to goodwill acquired	(729)	—	—	(729)
Realization of acquired deferred tax asset	(375)	—	—	(375)
Impact of foreign currency translation	1,639	18	(11)	1,646

Balances, January 31, 2004	10,227	280	799	11,306
Fiscal 2005 activity:
Adjustments to goodwill acquired	(47)	—	—	(47)
Realization of acquired deferred tax asset	(342)	—	—	(342)
Impact of foreign currency translation	639	5	(9)	635

Balances, January 31, 2005	$10,477	$285	$790	$11,552

        In connection with the adoption of SFAS 142 on February 1, 2002, all reporting units were valued and tested for impairment where goodwill existed. The fair value of the reporting units was determined using the income approach, which utilizes a discounted cash flow method to determine the present value of future benefits the reporting unit is expected to generate. In accordance with the transition provisions of SFAS 142, a $1.1 million impairment loss related to Asia Pacific goodwill was recorded as a cumulative effect of accounting change and is included in the Company's Consolidated Statement of Operations for the fiscal year ended January 31, 2003. The impairment loss recorded for Asia Pacific related to anticipated trends in the manufacturing sector for that region.

        During fiscal 2004 and 2003, the Company made earnout payments to the selling entity of an acquired business in Asia Pacific of $0.3 million and $0.2 million, respectively, based on financial performance under the purchase agreement. These payments effectively served to increase the purchase price of the acquisition, thus adding to the Company's goodwill balance. Based on these earnout payments, the Asia Pacific reporting unit was again valued and tested for impairment under SFAS 142. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. The results of the fiscal 2004 test yielded no indication of impairment. However, in accordance with the provisions of SFAS 142, the fiscal 2003 additional $0.2 million of goodwill in Asia Pacific was deemed to be fully impaired and the related impairment loss is included in the Company's Consolidated Statement of Operations for the fiscal year ended January 31, 2003.

        In November 2002, the Company acquired $2.2 million of goodwill in connection with the acquisition of TRW ISCS. This goodwill was allocated completely to the EMEA reporting unit. During fiscal 2005 and 2004, the Company recorded purchase accounting adjustments of $47,000 and $0.7 million, respectively, to the purchase price allocation for identifiable assets, liabilities and goodwill acquired in connection with the acquisition of TRW ISCS. These adjustments were mainly due to certain liabilities deemed no longer necessary after analysis of additional information not available at the date of acquisition. For further discussion of the TRW ISCS acquisition, see note 2 within these Notes to Consolidated Financial Statements.

        SFAS 109 requires that management consider whether it is more likely than not that some portion or all of deferred tax assets will be realized. At the date of the TRW ISCS acquisition, management considered that it was more likely than not that the acquired TRW ISCS deferred tax assets would not be realized. However, during fiscal 2005, 2004 and 2003, $0.3 million, $0.4 million and $0.1 million, respectively, of TRW ISCS deferred tax assets were realized, resulting in a corresponding decrease in goodwill.

        SFAS 142 requires the Company to analyze goodwill for impairment at least on an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period. During the fourth quarter of fiscal year 2005, 2004 and 2003, in connection with the annual test, all reporting units containing goodwill were valued and tested for impairment. The fair value of each reporting unit was determined using an equally weighted income and market approach. The results of this test yielded no indication of impairment for each applicable reporting unit.

Intangible Assets

	January 31,
	2005	2004
	(in thousands)
Amortizable intangible assets (various, principally customer contracts)	$2,888	$11,175
Less: accumulated amortization	(2,568)	(10,522)

Net amortizable intangible assets	$320	$653

        Intangible assets are included in "Other assets, net" in the Company's Consolidated Balance Sheets. The change in amortizable intangible assets from January 31, 2004 to January 31, 2005 includes $8.5 million of "amortizable intangible assets" being removed from the balance sheet. It is the Company's policy to write-off intangible assets once fully amortized. Accordingly, the corresponding $8.5 million of "accumulated amortization" was also removed from the balance sheet. These write-offs do not impact "Net amortizable intangible assets", nor are they reflected as a charge to expense on the Consolidated Statements of Operations. This decrease in the gross intangible asset balance was partially offset by the acquisition of certain intangible assets related to the Oxford business combination. For further discussion of the business combination, see note 2 within these Notes to Consolidated Financial Statements.

        As of January 31, 2005 and January 31, 2004, excluding goodwill, all of the Company's intangible assets were determined to have definite useful lives, and therefore were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.5 million, $0.9 million and $1.2 million for fiscal 2005, 2004 and 2003, respectively.

        The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2006, 2007 and 2008 is $273,000, $42,000 and $5,000, respectively. No additional amortization is estimated in fiscal 2009 and thereafter.

5. RESTRUCTURING CHARGES

        In prior years, the Company implemented restructuring programs designed to strengthen operations and financial performance. Charges and adjustments related to restructurings are included in "Restructuring" in the Company's Consolidated Statements of Operations. Below is a discussion of recent restructuring programs and related activity through January 31, 2005.

        During fiscal 2003, the Company implemented cost reduction programs aimed at reducing annualized operating expenses to better align them with then current business levels. The related actions resulted in a combined $4.4 million charge that included a reduction of approximately 130 employees across all regions and functions ($4.1 million), facility consolidations ($0.1 million), and associated asset write-downs ($0.2 million). In addition, during fiscal 2003, the Company recorded an adjustment of $0.9 million as an increase to total costs and expenses, related to the fiscal 2002 restructuring accrual as noted below. As of January 31, 2004, of the combined $4.4 million fiscal 2003 restructuring charges, $4.3 million was utilized and $0.1 million was adjusted downward because employee termination costs were lower than originally estimated.

        During fiscal 2002, the Company continued its fiscal 2001 initiative to strengthen operating and financial performance by sharpening the focus of our solutions for multinational customers. As noted above, during fiscal 2003, the fiscal 2002 restructuring accrual was increased $0.9 million due to the Company's inability to sublease certain office space as originally planned. During fiscal 2004, the Company recorded an adjustment of $0.3 million as a decrease to total costs and expenses related to the fiscal 2002 restructuring accrual to reflect a change in utilization related to a previously vacated leased office space. As of January 31, 2005, the $1.7 million fiscal 2002 restructuring charges, as adjusted, was utilized.

        The following table presents the restructuring activities through January 31, 2005, resulting from the previously mentioned programs:

	Lease Obligations	Employee Termination Costs	Asset Write-Downs	Total Restructuring
	(in thousands)

Balances, January 31, 2002	$984	$31	$—	$1,015
Fiscal 2003 activity:
Net charge	79	4,172	161	4,412
Utilization	(855)	(3,485)	(161)	(4,501)
Adjustments	884	(9)	—	875

Balances, January 31, 2003	1,092	709	—	1,801
Fiscal 2004 activity:
Utilization	(509)	(641)	—	(1,150)
Adjustments	(278)	(68)	—	(346)

Balances, January 31, 2004	305	—	—	305
Fiscal 2005 activity:
Utilization	(305)	—	—	(305)

Balances, January 31, 2005	$—	$—	$—	$—

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2005	2004
	(in thousands)
Accounts receivable, net
Accounts receivable	$66,827	$70,400
Less allowance for:
Doubtful accounts	(1,093)	(1,687)
Sales adjustments	(2,589)	(3,258)

	$63,145	$65,455

Other current assets
Deferred maintenance	$6,802	$5,661
Prepaid expenses	5,643	6,011
Other	1,340	1,680

	$13,785	$13,352

Property and equipment, net
Computer equipment and software	$38,251	$43,526
Buildings	26,635	20,935
Furniture and office equipment	16,310	15,416
Leasehold improvements	6,753	6,819
Land	3,850	3,000
Automobiles (including under capital lease)	352	402

	92,151	90,098
Less accumulated depreciation and amortization	(52,450)	(55,613)

	$39,701	$34,485

Deferred revenue
Deferred maintenance revenue	$68,634	$65,960
Other deferred revenue	2,171	3,292

	$70,805	$69,252

Other current liabilities
Accrued compensation and related expenses	$14,556	$17,821
Other current liabilities	18,678	21,000

	$33,234	$38,821

7. LONG-TERM DEBT

	January 31,
	2005	2004
	(in thousands)
Total debt
Notes payable	$17,914	$—
Credit facility	7,625	9,125
Construction loan	—	10,468
Capital lease obligations	97	114

	25,636	19,707
Less current maturities	1,725	11,987

Long-term debt	$23,911	$7,720

        The aggregate maturities of long-term debt, for each of the next five fiscal years and thereafter are as follows: $1.7 million in fiscal 2006; $6.4 million in fiscal 2007; $0.2 million in fiscal 2008; $0.3 million in fiscal 2009; $0.3 million in fiscal 2010; and $16.7 million thereafter.

Notes Payable

        On July 28, 2004, QAD Ortega Hill, LLC, a wholly-owned subsidiary of QAD Inc. entered into a loan agreement with Mid-State Bank & Trust. The loan had an initial principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures on July 28, 2014. Over the term of the loan, the Company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million. Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million. A portion of these proceeds was used to repay the then existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at January 31, 2005 was $17.9 million.

Credit Facility

        In September 2000, the Company entered into a five-year senior credit facility (WFF Facility) with Foothill Capital Corporation, now known as Wells Fargo Foothill Inc. The maximum available amount of borrowings under the WFF Facility is $30.0 million. The WFF Facility is secured by certain assets of QAD Inc., including certain cash, receivables, property, intellectual property rights, copyrights, and stock of subsidiary corporations. The Company pays an annual commitment fee of 0.375% calculated on the average unused portion of the $30.0 million WFF Facility. The WFF Facility, as amended, provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining minimum 12-month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth balances, as well as a minimum cash coverage ratio. At January 31, 2005, the Company was in compliance with the applicable covenants under the WFF Facility, as amended.

        The WFF Facility includes a $15.0 million term loan with a five-year amortization schedule. Borrowings under the term loan portion of the WFF Facility bear interest at the greater of the bank's prime rate plus 3.75% or a minimum of 8%. As of January 31, 2005, the rate for the term loan was 9%. On April 7, 2005, the Company transferred the debt to its new credit facility with Comerica Bank as described below. The Company has the intent and ability to pay a portion of the credit facility in the next 12 months, therefore, $1.5 million is classified as a current liability and $6.1 is classified as a long-term liability as of January 31, 2005.

        The WFF Facility also includes a revolving credit facility. The maximum borrowings under the revolving portion of the WFF Facility are subject to a borrowing base calculation. Borrowings under the revolving portion of the WFF Facility bear interest at a floating rate based on either the London Interbank Offering Rate (LIBOR) or prime plus the corresponding applicable margins, ranging from 2.50% to 3.75% for the LIBOR option or 0.25% to 1.25% for the bank's prime option, depending on the Company's 12-month trailing EBITDA. The minimum rate is 8%. As of January 31, 2005, the rate for the revolving portion was 8% based on the minimum and approximately $4.3 million was available and unused on the revolving portion of the WFF Facility.

        During the fourth quarter of fiscal 2005, QAD entered into an agreement with Comerica Bank to begin due diligence on a new $20 million unsecured credit facility (CB Facility). Also during the fourth quarter of fiscal 2005, QAD gave notice to Wells Fargo Foothill, Inc. of its intention to terminate the WFF Facility during the first quarter of fiscal 2006. The CB Facility replaced the WFF Facility effective April 7, 2005.

        The CB Facility is a three year commitment, and expires in April 2008. The maximum available amount of borrowing under the CB Facility is $20 million. The maximum amount that can be borrowed is subject to a borrowing base calculation of 1.5 times the trailing four quarter EBITDA. The CB Facility is unsecured. The Company shall pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million CB Facility. The rate is determined by QAD's ratio of funded debt to its 12-month trailing EBITDA.

        The CB Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime, plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the bank's prime option, depending on the Company's funded debt to 12-month trailing EBITDA ratio. There is no minimum interest rate.

Construction Loan

        In connection with the construction of the Company's new headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust, the Company received $3.9 million to fund qualified expenditures made during the six months ended July 31, 2004. Total borrowings under the construction loan agreement were $14.3 million. On July 28, 2004, the Company repaid the construction loan in full. Interest expense incurred through April 1, 2004 (the approximate date the Company moved into the new facility) was capitalized and included in "Property and equipment, net" on the Company's Consolidated Balance Sheet. Interest expense in the amount of $0.2 million which was incurred from April 1, 2004 through July 28, 2004 was expensed to "Interest expense" on the Company's Consolidated Income Statement.

8. INCOME TAXES

        Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$23	$(235)	$(1,151)
State	163	103	108
Foreign	4,070	1,800	2,081

Total	4,256	1,668	1,038
Deferred:
Federal	(5,057)	—	—
State	(523)	—	—
Foreign	(951)	1,410	262

Sub total	(6,531)	1,410	262
Equity	218	—	—

Total	$(2,057)	$3,078	$1,300

        Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes and cumulative effect of accounting change as follows:

	Years Ended January 31,
	2005	2004	2003
	(in thousands)

Computed expected tax expense (benefit)	$7,625	$6,594	$(1,801)
State income taxes, net of Federal income tax expense	71	68	71
Incremental tax expense (benefit) from foreign operations	(667)	979	(960)
Foreign withholding taxes	1,427	549	437
Adjustments to deferred tax assets	(2,298)	—	—
Net change in valuation allowance	(9,513)	(4,916)	4,582
Non-deductible expenses	264	271	137
Tax payment (refund) related to prior years	1,090	(341)	(1,170)
Other	(56)	(126)	4

	$(2,057)	$3,078	$1,300

        Consolidated U.S. income (loss) before income taxes and cumulative effect of accounting change was $9.8 million, $11.1 million and $(7.2) million for the fiscal years ended January 31, 2005, 2004 and 2003, respectively. The corresponding income before income taxes for foreign operations was $12.6 million, $8.3 million, and $1.9 million for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

        Withholding and U.S. income taxes have not been provided on approximately $19.0 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. The determination of tax associated with the $19.0 million of unremitted earnings is not practicable.

        On October 22, 2004, the American Jobs Creation Act ("the AJCA") was signed into law. The AJCA includes a tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $21.5 million. The related potential range of income tax, net of related AMT benefits, is between zero and $0.8 million.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	January 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$415	$868
Accrued vacation	1,040	1,185
Accrued commissions	339	182
Alternative minimum tax (AMT) credits	443	416
Research and development credits	8,243	6,683
Foreign tax credits	8	721
Depreciation and amortization	—	125
Deferred revenue	3,524	1,534
Net operating loss carry forwards	26,197	28,956
Other	1,207	1,805

Total deferred tax assets	41,416	42,475
Less valuation allowance	(33,626)	(41,596)

Deferred tax assets, net of valuation allowance	$7,790	$879

Deferred tax liabilities:
Capitalized software development costs	$170	$424
Depreciation and amortization	595	—
State income taxes	—	35
Unrecognized capital gain	941	941
Other	90	358

Total deferred tax liabilities	1,796	1,758

Total net deferred tax asset (liability)	$5,994	$(879)

Current portion of deferred taxes	454	$107
Non-current portion of deferred taxes	5,540	(986)

Total net deferred tax asset (liability)	$5,994	$(879)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At April 30, 2004 and January 31, 2005, the Company performed an assessment of the recoverability of its net deferred tax assets. Management determined that some tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, the Company recorded a tax benefit of $1.2 million at April 30, 2004 and $5.3 million at January 31, 2005, resulting from the reduction of previously recorded valuation allowances against net deferred tax assets.

        The Company continues to evaluate the realizability of its net deferred tax assets and the need to record a valuation allowance. As of January 2004, the Company did not have objective verifiable evidence of future income and as a consequence fully valued its net deferred tax assets. As of January 2005, the Company had returned to cumulative profits in recent years. As a consequence, the Company considered a forecast of future income as objective and verifiable, resulting in a reduction of valuation allowance (see discussion above) resulting in a net deferred tax asset in the amount of $6.0 million as of January 2005. In forecasting its future income, the Company considers the volatility of its industry and its relatively recent return to profit by discounting the projection of income in future periods. SFAS 123R is likely to reduce taxable income available for recognition of deferred tax assets when fully implemented.

        The Company has net operating loss carryforwards of $86.8 million and tax credit carryforwards of $8.6 million as of January 31, 2005. This includes U.S. federal and state net operating loss carryforwards of $29.6 million that expire from 2011 through 2024 and foreign net operating loss carryforwards of $57.2 million that expire from 2006 to unlimited carryover. This also includes U.S. federal and state tax credit carryforwards of $8.6 million that expire from 2011 through 2019 for federal and unlimited carryover for state. At January 31, 2005 and 2004, the valuation allowance attributable to deferred tax assets was $33.6 million and $41.6 million, respectively, representing an overall decrease of $8.0 million. The decrease in the valuation allowance relates to a $9.5 million realization of benefits primarily associated with net operating losses and to $0.3 million of adjustments to goodwill related to the TRW ISCS acquisition completed in fiscal 2003, partially offset by an increase of $1.9 million for stock option tax benefits not deemed realizable. Of the $33.6 million valuation allowance as of January 31, 2005, $0.7 million may reduce goodwill and intangible assets should the acquired TRW ISCS deferred tax assets be recognized in a subsequent period, and $4.0 million may increase additional paid-in-capital should the net operating losses associated with stock options be recognized in a subsequent period.

9. EMPLOYEE BENEFIT PLANS

        The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company matches 75% of the employees' contributions up to the first four percent of the employee's salary. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for fiscal 2005, 2004 and 2003 were $1.0 million, $1.1 million and $1.2 million, respectively.

        Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 5% to 16%. These plans are funded at various times throughout the year according to plan provisions with aggregate employer contributions of $1.7 million, $1.8 million and $1.4 million during fiscal 2005, 2004 and 2003, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Obligations

        The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense was $7.7 million for fiscal 2005 and $7.5 million for both fiscal 2004 and 2003. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2005 are as follows: $5.8 million in fiscal 2006; $4.3 million in fiscal 2007; $2.0 million in fiscal 2008; $1.6 million in fiscal 2009; $1.4 million in fiscal 2010 and $4.2 million in total thereafter.

Exit Costs

        On December 1, 2004, QAD entered into a sub-lease agreement to sublease approximately 60% of its leased office space in Carpinteria, California, which it vacated when the Company moved to its new offices in Summerland, California. The sublease commenced on December 1, 2004 and ends on the date QAD's lease terminates with the lessor in August 2011. Under the terms of the sublease agreement, the sublessee shall pay QAD a monthly rental amount which is less than the current monthly lease payment QAD pays to the lessor. In accordance with Financial Accounting Standards Board Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company expensed the present value of the expected loss from the sublease arrangement. Expense of approximately $0.6 million was incurred on December 1, 2004 and an additional $0.1 million was expensed in January 2005 to account for the rent increase from the lessor. The expense is reflected in the Consolidated Statement of Operations during the period ended January 31, 2005.

Indemnifications

        The Company sells software licenses and services to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company's software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

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

Legal Actions

        The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or financial position.

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

        Identifiable assets and capital expenditures are assigned by geographic region based on the location of each legal entity. This is in contrast to depreciation and amortization expense, which is allocated both to corporate and the geographic regions based on management's assignment of costs.

        Capital expenditures within the North America region contain $6.6 million, $13.8 million and $4.3 million in fiscal 2005, 2004 and 2003, respectively, related to the construction of the new company headquarters. As the company headquarters are located in the United States, a significant amount of corporate assets are assigned to the North America region.

	Years Ended January 31,
	2005	2004	2003
	(in thousands)
Revenue:
North America	$97,726	$92,994	$84,018
EMEA	85,188	88,951	67,595
Asia Pacific	34,638	35,220	30,687
Latin America	13,654	13,487	12,948

	$231,206	$230,652	$195,248

Operating income (loss):
North America	$19,300	$19,166	$14,896
EMEA	2,057	624	(1,658)
Asia Pacific	1,650	1,849	(4,228)
Latin America	79	(784)	(1,144)
Corporate	300	(3,206)	(5,723)
Impairment loss	—	—	(151)
Restructuring	—	346	(5,287)

	$23,386	$17,995	$(3,295)

Depreciation and amortization:
North America	$460	$450	$537
EMEA	1,672	2,234	2,558
Asia Pacific	648	1,287	2,037
Latin America	225	543	812
Corporate	4,536	3,568	4,693

	$7,541	$8,082	$10,637

Capital expenditures:
North America	$9,210	$16,332	$6,406
EMEA	780	885	2,092
Asia Pacific	457	484	686
Latin America	130	84	77

	$10,577	$17,785	$9,261

	January 31,
	2005	2004
	(in thousands)
Identifiable assets:
North America	$117,406	$104,371
EMEA	62,125	57,606
Asia Pacific	20,757	21,575
Latin America	6,805	6,276

	$207,093	$189,828

12. STOCK-BASED INCENTIVE COMPENSATION PLANS

Employee Stock Option Agreements

        As of January 31, 2005, options to purchase 4.5 million shares of common stock were outstanding under the 1997 Stock Incentive Program's Incentive Stock Option Plan. Outstanding options generally vest over a four-year period and have contractual lives of 8 years. Stock option activity is summarized in the following table.

			Options Exercisable
	Stock Options	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except exercise price)

Outstanding options at January 31, 2002	5,254	$4.57	2,019	$5.89
Options issued	1,321	3.09
Options exercised	(23)	3.13
Options expired and terminated	(647)	4.00

Outstanding options at January 31, 2003	5,905	$4.29	2,850	$5.21
Options issued	760	6.04
Options exercised	(1,937)	3.75
Options expired and terminated	(749)	5.74

Outstanding options at January 31, 2004	3,979	$4.61	1,879	$5.19
Options issued	1,502	10.21
Options exercised	(657)	3.38
Options expired and terminated	(342)	6.40

Outstanding options at January 31, 2005	4,482	$6.53	2,068	$4.99

        The following table summarizes information about stock options outstanding and exercisable at January 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$1.38 - $3.07	943	4.52	$2.42	649	$2.27
3.08 - 3.75	1,007	5.25	3.32	546	3.39
3.80 - 9.29	909	4.11	6.08	608	5.15
9.32 - 9.71	941	7.30	9.65	—	9.40
10.08 - 15.60	682	5.12	13.25	265	14.58

Total	4,482	5.27	$6.53	2,068	$4.99

1997 Stock Incentive Program

        The Company has adopted the 1997 Stock Incentive Program, which currently consists of seven parts:

  •
  Incentive Stock Option Plan under which incentive stock options may be granted.

  •
  Non-Qualified Stock Option Plan under which non-qualified stock options may be granted.

  •
  Restricted Share Plan under which restricted shares of common stock may be granted.

  •
  Employee Stock Purchase Plan (ESPP) that allows participating employees to purchase shares of common stock totaling up to 10% of an employee's compensation through payroll deductions. The price of common stock to be purchased is 85% of the lower of the fair market value of the common stock on the first or last day of each calendar quarter, defined as the purchase period. During the fiscal years ended January 31, 2005, 2004 and 2003, a total of 81,000 shares, 161,000 shares and 417,000 shares, respectively, were issued under the ESPP, generating total proceeds to the Company of $0.6 million, $0.7 million and $0.8 million, respectively.

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

13. STOCKHOLDERS' EQUITY

Stock Repurchase

        On June 15, 2004, the Company's Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the Company's common stock. For the twelve months ended January 31, 2005 the Company repurchased approximately 742,000 shares of its common stock at an average repurchase price of $7.52 per share, including fees. As a result, stockholders' equity was reduced for the twelve months ended January 31, 2005 by $5.6 million.

Dividends

        On June 15, 2004, the Company's Board of Directors approved a one-time special dividend of $0.10 per share of common stock payable August 10, 2004 to the Company's shareholders of record at the close of business on July 19, 2004. In addition, the Company's Board of Directors approved an initial quarterly cash dividend of $0.025 per share of common stock payable September 20, 2004 to the Company's shareholders of record at the close of business on August 23, 2004. The one-time special dividend and the initial quarterly dividend, for a total of $4.3 million, were paid during the third quarter of fiscal 2005.

        On September 9, 2004, the Company's Board of Directors approved the payment of a quarterly cash dividend of $0.025 per share of common stock to shareholders of record at the close of business on November 22, 2004, payable December 20, 2004. This quarterly dividend of $0.8 million was paid during the fourth quarter of fiscal 2005.

        On December 15, 2004, the Company's Board of Directors approved a fiscal 2005 fourth quarter cash dividend of $0.025 per share of common stock payable on April 11, 2005 to shareholders of record at the close of business on March 14, 2005.

        Total dividends declared for the year ended January 31, 2005 were $6.0 million, of which $5.1 million were paid by January 31, 2005.

Warrants

        Recovery Equity Investors II, L.P. (REI) acquired a warrant in December 1999 in conjunction with a private placement by QAD, in which REI received 2,333,333 shares of the Company's common stock for net consideration of $9.6 million. The warrant included anti-dilution provisions, which were not applicable to this transaction. The warrant exercise period was set to expire in December 2003. In December 2003, REI exercised, in its entirety, the warrant to purchase 225,000 shares of QAD common stock at an exercise price of $7.50 per share for which QAD received $1.7 million in cash.

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

        The aggregate cost, including fees and expenses associated with the tender offer, was approximately $15.2 million. The Company financed the tender offer from available cash. Shares acquired pursuant to the tender offer returned to the status of authorized but unissued common stock, and were available for issuance. Subsequent to the tender offer, common shares issued in connection with stock option and warrant exercises, and ESPP purchases have been primarily made from treasury.

Reclassification

        During the fiscal 2004 first quarter, the Company adjusted its number of treasury shares to reflect treasury share purchases in fiscal 1999 and 2001, aggregating approximately 306,000 shares. These shares were removed from the Company's weighted average shares of common stock outstanding used in the computation of net income or loss per share beginning with the quarter ending April 30, 2003. Had such adjustment taken place earlier, it would not have caused a material impact to any of the Company's previously reported net income (loss) per share amounts. The related $1.2 million value of these shares was reclassified from "Additional paid-in capital" to "Treasury stock, at cost" in the Consolidated Balance Sheet at April 30, 2003. During the fiscal 2004 second quarter, these shares were issued in connection with stock option exercises and ESPP purchases.

14. OTHER (INCOME) EXPENSE, NET

        In March 2003, QAD sold a 34-acre undeveloped parcel of property, in Carpinteria, California for $3.3 million, net of associated fees. The book value of this property was $1.8 million. The resulting gain of $1.5 million was recorded as a gain on disposal of property and is included in "Other (income) expense, net" in the Company's fiscal 2004 Consolidated Statement of Operations.

15. QUARTERLY INFORMATION (Unaudited)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal 2005
Total revenue	$58,188	$56,839	$55,453	$60,726
Gross profit	35,836	32,945	32,967	38,005
Operating income	5,263	2,909	5,178	10,036
Net income(1)	5,562	1,997	3,116	13,808
Basic net income per share	$0.16	$0.06	$0.09	$0.41
Diluted net income per share	0.16	0.06	0.09	0.40
Fiscal 2004
Total revenue	$56,276	$55,978	$55,815	$62,583
Gross profit	34,600	33,328	33,501	37,709
Operating income	4,070	2,501	4,498	6,926
Net income(2)	4,474	1,936	3,575	6,332
Basic net income per share	$0.13	$0.06	$0.11	$0.19
Diluted net income per share	0.13	0.06	0.10	0.18

(1)
Fiscal 2005 first and fourth quarter results include tax benefits attributable to the reversal of deferred tax asset valuation allowances of $1.2 million and $5.3 million, respectively.

(2)
Fiscal 2004 first quarter results include a $1.5 million gain on the sale of a parcel of property owned by QAD, and is reflected in net income.

16. SUBSEQUENT EVENTS (Unaudited)

Purchased Software

        On February 11, 2005, the Company entered into an agreement with Soft Cell N.V. to purchase intellectual property comprised of certain software that is complementary to MFG/PRO. Specifically, the software purchased will enhance the Company's existing financial modules. In the fourth quarter of fiscal 2005, the Company paid a deposit of $0.1 million. The remaining purchase price includes a total of $3.6 million in payments due in four phases from February 2005 through May 2006.

Exit Activity

        On March 18, 2005, the Company moved its data center from leased office space in Carpinteria, California to its new headquarters in Summerland, California. Under SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", a loss must be recognized for costs that will continue to be incurred under the lease agreement without economic benefit to the Company. Although the Company has not secured a sublease agreement with a tenant, it expects to do so by August 1, 2005. During the first quarter ended April 30, 2005, the Company will report expense of approximately $0.9 million related to the present value of the estimated loss on the lease and related asset disposal costs.

Credit Facility

        On April 7, 2005, the Company entered into a credit facility with Comerica Bank. The facility has a commitment for three years and expires in April 2008. The maximum available amount of borrowing under the facility is $20 million. The facility with Comerica Bank will replace the existing Wells Fargo Foothill facility. For further details, see note 7 within these Notes to Consolidated Financial Statements.

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Statement of Operations	Deletions	Acquisitions	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2003
Allowance for doubtful accounts	$2,169	$168	$(1,362)	$981	$229	$2,185
Allowance for sales adjustments	6,609	668	(3,627)	—	257	3,907

Total allowances	$8,778	$836	$(4,989)	$981	$486	$6,092

Year ended January 31, 2004
Allowance for doubtful accounts	2,185	(212)	(437)	—	151	1,687
Allowance for sales adjustments	3,907	349	(1,276)	—	278	3,258

Total allowances	$6,092	$137	$(1,713)	$—	$429	$4,945

Year ended January 31, 2005
Allowance for doubtful accounts	1,687	(32)	(625)	—	63	1,093
Allowance for sales adjustments	3,258	289	(1,101)	—	143	2,589

Total allowances	$4,945	$257	$(1,726)	$—	$206	$3,682

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2005.

QAD INC.
By:	/s/ DANIEL LENDER Daniel Lender Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAMELA M. LOPKER Pamela M. Lopker	Chairman of the Board, and President	April 15, 2005
/s/ KARL F. LOPKER Karl F. Lopker	Director, Chief Executive Officer (Principal Executive Officer)	April 15, 2005
/s/ DANIEL LENDER Daniel Lender	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 15, 2005
/s/ VALERIE J. MILLER Valerie J. Miller	Vice President, Corporate Controller (Principal Accounting Officer)	April 15, 2005
/s/ JEFFREY A. LIPKIN Jeffrey A. Lipkin	Director	April 15, 2005
/s/ A. J. MOYER A. J. Moyer	Director	April 15, 2005
/s/ BARRY PATMORE Barry Patmore	Director	April 15, 2005
/s/ PETER R. VAN CUYLENBURG Peter R. van Cuylenburg	Director	April 15, 2005
/s/ LARRY WOLFE Larry Wolfe	Director	April 15, 2005

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on June 19, 1997(1)
3.9	Bylaws of the Registrant(1)
4.1	Specimen Stock Certificate(1)
10.1	QAD Inc. 1994 Stock Ownership Program(1)
10.2	QAD Inc. 1997 Stock Incentive Program(1)
10.3	Form of Indemnification Agreement with Directors and Executive Officers(1)
10.4	Master License Agreement between the Registrant and Progress software Corporation dated June 30, 1995(1)†
10.5	Lease Agreement between the Registrant and Matco Enterprises, Inc. for Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria, California dated November 30, 1992(1)
10.6	First Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites C and H located at 5464 Carpinteria Ave., Carpinteria, California dated September 9, 1993(1)
10.7	Second Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.8	Third Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.9	Fourth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave., Carpinteria, California dated February 15, 1994(1)
10.10	Fifth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. or Suites G and E located at 5464 Carpinteria Ave., Carpinteria, California dated September 12, 1994(1)
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
10.54	Agreement for Landscaping and Improvements between the Registrant and the County of Santa Barbara dated November 1, 2002(15)
10.55	Construction Loan Agreement between the Registrant and Santa Barbara Bank & Trust dated November 18, 2002(15)
10.56	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated March 18, 2003(15)
10.57	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation effective as of April 29, 2003(16)
10.58	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 28, 2004(17)
10.59	Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004(18)
10.60	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of October 31, 2004
10.61	Sublease agreement between the Registrant and Somera Communications Inc. dated November 29, 2004
10.62	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of March 21, 2005

10.63	Loan Agreement between the Registrant and Comerica Bank effective as of April 7, 2005
10.64	Termination letter of the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 6, 2005
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(14)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 27, 2002 (Commission No. 0-22823)

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2003 (Commission No. 0-22823)

(16)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 2003 Commission No. 0-22823)

(17)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended April 30, 2004 (Commission No. 0-22823)

(18)
Incorporated by reference to the Registrant's Quarterly Report for the quarter ended July 31, 2004 (Commission No. 0-22823)

(†)
Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

QuickLinks

QAD INC. FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
QAD INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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