Form 10-Q
period 2005-04-30
QAD INC
filed 2005-06-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

The number of shares outstanding of the issuer’s common stock as of May 31, 2005 was 31,977,691.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 30, 2005	January 31, 2005
Assets
Current assets:
Cash and equivalents	$67,482	$55,289
Marketable securities	—	13,000
Accounts receivable, net	57,560	63,145
Other current assets	13,543	13,785

Total current assets	138,585	145,219

Property and equipment, net	40,643	39,701
Capitalized software costs, net	6,146	2,791
Goodwill	11,482	11,552
Other assets, net	8,071	7,830

Total assets	$204,927	$207,093

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$7,822	$1,725
Accounts payable	9,957	11,896
Deferred revenue	69,848	70,805
Other current liabilities	31,857	33,234

Total current liabilities	119,484	117,660

Long-term debt	17,727	23,911
Other liabilities	911	892
Minority interest	616	593

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,341,371 and 35,338,952 shares at April 30, 2005 and January 31, 2005, respectively	35	35
Additional paid-in capital	119,541	119,533
Treasury stock, at cost (1,390,993 and 1,529,792 shares at April 30, 2005 and January 31, 2005, respectively)	(8,947)	(9,668)
Accumulated deficit	(38,654)	(40,154)
Unearned compensation – restricted stock	(330)	(440)
Accumulated other comprehensive loss	(5,456)	(5,269)

Total stockholders’ equity	66,189	64,037

Total liabilities and stockholders’ equity	$204,927	$207,093

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2005	2004
Revenue
License fees	$13,879	$14,517
Maintenance and other	28,610	28,884
Services	13,495	14,787

Total revenue	55,984	58,188

Costs and expenses:
Cost of license fees	2,069	1,952
Cost of maintenance, service and other revenue	20,533	20,400
Sales and marketing	15,052	14,978
Research and development	8,260	9,192
General and administrative	6,711	6,348
Amortization of intangibles from acquisitions	94	55

Total costs and expenses	52,719	52,925

Operating income	3,265	5,263

Other expense (income):
Interest income	(335)	(150)
Interest expense	550	310
Other income, net	(22)	(209)

Total other expense (income)	193	(49)

Income before income taxes	3,072	5,312
Income tax expense (benefit)	569	(250)

Net income	$2,503	$5,562

Basic and diluted net income per share	$0.07	$0.16

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2005	2004

Cash flows from operating activities:
Net income	$2,503	$5,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,920	1,789
Provision for (recovery of) doubtful accounts and sales adjustments	243	(156)
Gain on disposal of property and equipment	(11)	(11)
Tax benefit from reversal of deferred tax valuation allowance	(373)	(1,263)
Exit costs	884	—
Other, net	(19)	46
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,207	13,396
Other assets	222	351
Accounts payable	(1,950)	(3,389)
Deferred revenue	(905)	(3,090)
Other liabilities	(3,940)	(6,807)
Net cash provided by operating activities	3,781	6,428
Cash flows from investing activities:
Purchase of property and equipment	(2,673)	(4,407)
Capitalized software costs	(1,468)	(377)
Acquisitions of businesses, net of cash acquired	—	(766)
Proceeds from sale of marketable securities	13,000	—
Proceeds from sale of property and equipment	27	16
Net cash provided by (used in) investing activities	8,886	(5,534)
Cash flows from financing activities:
Proceeds from construction loan	—	3,632
Repayments of long-term debt	(87)	(382)
Proceeds from issuance of common stock	576	1,413
Dividends paid	(847)	—
Net cash (used in) provided by financing activities	(358)	4,663

Effect of exchange rates on cash and equivalents	(116)	(475)

Net increase in cash and equivalents	12,193	5,082

Cash and equivalents at beginning of period	55,289	46,784

Cash and equivalents at end of period	$67,482	$51,866

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in QAD’s (the company) Annual Report on Form 10-K for the year ended January 31, 2005.  The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.                    Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

2.                    Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted.  The company expects to adopt this new standard at the beginning of its fiscal year 2007 using the modified prospective method.

As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, the company generally recognizes no compensation cost for employee stock options and purchases under its Employee Stock Purchase Plan (ESPP). Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the company’s balance sheet or cash flows, it will affect net income and diluted earnings per share. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model the company uses to value future share-based payments to employees and estimated forfeiture rates.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

Exchanges of Nonmonetary Assets

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the second quarter of fiscal 2006. The company does not believe adoption of SFAS 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

On December 21, 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision.  The company is evaluating the effects of the repatriation provision and may elect to apply this provision to qualifying earnings repatriations in fiscal 2006.  The range of possible amounts the company is considering for repatriation under this provision, including projected fiscal 2006 results, is between zero and $34 million.  The related potential range of income tax, net of related Alternative Minimum Tax benefits, is between zero and $2 million.

3.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The company accounts for its employee stock option grants in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation”.  As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price or in connection with the modification to outstanding awards or changes in grantee status.  No employee stock option compensation expense is reflected in the company’s results of operations, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Compensation expense related to stock options granted to non-employees is accounted for under SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services,” which require entities to recognize an expense, based on the fair value of the related awards.

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123” amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  The company is not currently required to transition to use a fair value method of accounting for stock-based employee compensation.  Instead, the company has elected to provide the required disclosures as if it had transitioned.  The following table illustrates the effect on net income and basic and diluted net income per share as if the company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation.

	Three Months Ended April 30
	2005	2004
	(in thousands, except per share data)

Net income, as reported	$2,503	$5,562
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	680	528
Pro forma net income	$1,840	$5,034

Basic and diluted net income per share:
As reported
Basic and diluted	$0.07	$0.16
Pro forma
Basic	$0.05	$0.15
Diluted	$0.05	$0.14

The fair value of stock options and stock purchased under the ESPP at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the three months ended April 30, 2005 and 2004:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield

Options:
2005	5.00	0.87	3.90%	1.25%
2004	5.50	0.98	4.34%	—

ESPP:
2005	0.25	0.32	2.85%	1.25%
2004	0.25	0.98	0.89%	—

4.  CHANGES IN STOCKHOLDERS’ EQUITY

Dividends

On March 31, 2005, the company’s Board of Directors approved the payment of a quarterly cash dividend of $0.025 per share of common stock to shareholders of record at the close of business on May 31, 2005, payable June 27, 2005, thereby reducing stockholders’ equity for the three months ended April 30, 2005 by $0.8 million.

5.   COMPREHENSIVE INCOME

Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the company’s Condensed Consolidated Balance Sheets.  The components of comprehensive income are as follows:

	Three Months Ended April 30,
	2005	2004
	(in thousands)

Net income	$2,503	$5,562
Foreign currency translation adjustments	(187)	(97)

Comprehensive income	$2,316	$5,465

6.   COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended April 30,
	2005	2004
	(in thousands, except per share data)

Net income	$2,503	$5,562

Weighted average shares of common stock outstanding - basic	33,852	33,982

Weighted average shares of common stock equivalents issued using the treasury stock method	961	1,584

Weighted average shares of common stock and common stock equivalents outstanding - diluted	34,813	35,566

Basic and diluted net income per share	$0.07	$0.16

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method.  For the three months ended April 30, 2005 and 2004, shares of common stock equivalents of approximately 1.7 million and 0.2 million, respectively, were not included in the diluted calculation because they were anti-dilutive.

7.   BUSINESS COMBINATIONS

Oxford Consulting Group, Inc.

On April 30, 2004, the company acquired certain assets and liabilities of Oxford Consulting Group, Inc. (Oxford) located in the United States.  Oxford’s business primarily focused on electronic data interchange (EDI) systems design, installation and services in connection with the MFG/PRO software owned and licensed by the company.

Under the terms of the asset purchase agreement, the company paid $0.8 million in cash upon consummation and issued 40,000 shares of restricted common stock.  The approximate value of the shares ($0.4 million) at the date of acquisition was included as outstanding stock with an equal offset as “Unearned compensation – restricted stock,” within stockholders’ equity in the company’s Condensed Consolidated Balance Sheet at April 30, 2004.  The shares vest ratably in equal portions over four years on each anniversary date of the acquisition.  As such, the company is expensing the unearned compensation straight-line over four years.  An additional $0.4 million in cash is payable to Oxford through February 2006.  Both the potential future cash payments and vesting of common stock are contingent on the future employment of certain employees of Oxford.  Therefore, and in accordance with accounting principles generally accepted in the United States of America, the cash payments and fair value of common stock are considered compensation expense, not an increase to the purchase price.  The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the acquired assets, including identifiable intangible assets and liabilities at their fair values as of April 30, 2004.  The $0.8 million purchase price was mainly allocated to intellectual property ($0.6 million), a customer list ($0.1 million) and customer contracts ($0.1 million).

The company is amortizing the intellectual property over three years and amortized the customer list over one year and the customer contracts over six months.  The intellectual property was primarily comprised of certain EDI libraries developed by Oxford that are complimentary to MFG/PRO.  Based on the purchase price allocation, no goodwill was recorded in connection with this transaction.

8.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2005 and January 31, 2005 were as follows:

	April 30, 2005	January 31, 2005
	(in thousands)

Capitalized software costs:
Capitalized software development costs	$2,527	$2,708
Acquired software technology	6,355	2,600
	8,882	5,308
Accumulated amortization	(2,736)	(2,517)

Capitalized software costs, net	$6,146	$2,791

The increase in capitalized software costs is primarily attributable to intellectual property acquired during the fiscal 2006 first quarter from Soft Cell N.V.  On February 11, 2005, the company entered into an agreement with Soft Cell N.V. to purchase intellectual property comprised of certain software that is complementary to MFG/PRO.  Specifically, the software purchased will enhance the company’s existing financial modules and user interface.  The software acquired was technologically feasible at the acquisition date and there are no significant issues related to integration with MFG/PRO.  The total purchase price is approximately $3.7 million and is due in four phases from February 2005 through May 2006.  As of April 30, 2005, the company has paid $1.4 million.  The purchase price is included in capitalized software and amortization will begin at the time the product is sold to customers which is expected to occur by the second quarter of fiscal 2007.

Amortization of capitalized software costs was $0.4 million and $0.3 million for the three months ended April 30, 2005 and 2004, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.  It is the company’s policy to write-off capitalized software development costs once fully amortized.  These write-offs do not impact “Capitalized software costs, net.”

9.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the applicable reporting units, the changes in the carrying amount of goodwill for the three months ended
April 30, 2005 were as follows (reporting unit regions are defined in note 12 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2005	$10,477	$285	$790	$11,552

Impact of foreign currency translation	(74)	(6)	10	(70)

Balances, April 30, 2005	$10,403	$279	$800	$11,482

The company is required to analyze goodwill for impairment on at least an annual basis.  The company has chosen November 30th as its annual test date.

Intangible Assets

	April 30, 2005	January 31, 2005
	(in thousands)
Amortizable intangible assets (various, principally customer contracts)	$2,855	$2,888
Less: accumulated amortization	(2,632)	(2,568)
Net amortizable intangible assets	$223	$320

Intangible assets are included in “Other assets, net” in the company’s Condensed Consolidated Balance Sheets.

As of April 30, 2005 and January 31, 2005, excluding goodwill, all of the company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization.  The aggregate amortization expense related to amortizable intangible assets was $0.1 million for both the three months ended April 30, 2005 and 2004.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2006 and 2007 is $176,000 and $47,000, respectively.  No additional amortization of these assets is estimated in fiscal 2008 and thereafter.

10.   LONG-TERM DEBT

	April 30, 2005	January 31, 2005
	(in thousands)
Total debt
Notes payable	$17,859	$17,914
Credit facility	7,600	7,625
Capital lease obligations	90	97
	25,549	25,636
Less current maturities	7,822	1,725
Long-term debt	$17,727	$23,911

Notes Payable

On July 28, 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of the company, entered into a loan agreement with Mid-State Bank & Trust.  The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%.  This is a non-recourse loan, which is secured by real property located in Summerland, California.  The loan matures in ten years (principal and interest).  Over the term of the loan, the company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.  Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million.  A portion of these proceeds were used to repay the then existing construction loan. As of April 30, 2005 and Janauary 31, 2005, the principal balance of the loan was $17.9 million.

Construction Loan

In connection with the construction of the company’s new headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust (SBB&T), the company received $3.6 million to fund qualified expenditures made during the three months ended April 30, 2004.  Total borrowings under the construction loan agreement were $14.3 million.  On July 28, 2004, the company repaid the construction loan in full.  Interest expense incurred through April 1, 2004 (the approximate date the company moved into the new facility) was capitalized and included in “Property and equipment, net” on the company’s Condensed Consolidated Balance Sheet.  Interest expense incurred from April 1, 2004 through July 28, 2004 was expensed to “Interest expense” on the company’s Condensed Consolidated Income Statement.

Credit Facility

Effective April 7, 2005, the company entered into a new unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility). On April 7, 2005, the company terminated its existing $30 million secured credit facility with Wells Fargo Foothill, Inc.  Amounts then outstanding under the Wells Fargo Foothill Facility were repaid with funds borrowed from the CB Facility.

The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing EBITDA.  The company will pay an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to the company’s 12-month trailing EBITDA.

The CB Facility provides that the company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio.

The balance sheet classification as of April 30, 2005 consists of $7.6 million in “Current portion of long-term debt” as the company repaid $1.5 million of the amount borrowed under the CB Facility in May 2005 and the remaining $6.1 million in June 2005.

Effective May 9, 2005, the CB Facility was amended.  The amendment increases the amount of QAD common stock that the company may repurchase, in any trailing four-quarter period, from $20 million to $30 million.

As of April 30, 2005, the company was in compliance with the debt covenants, as amended.

11.  COMMITMENTS AND CONTINGENCIES

Indemnifications

The company sells software licenses and services to its customers under written agreements.  Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the company’s software is found to infringe upon certain intellectual property rights of a third party.  The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

The company believes its internal development processes, technology acquisition and distribution processes and other policies and practices limit its exposure related to the indemnification provisions of the agreements.  For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the agreements, the company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Legal Actions

The company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the company’s consolidated results of operations or financial position.

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

Operating income attributable to each business segment is based upon management’s assignment of revenue and costs.  Regional cost of revenue includes the cost of goods produced by the company’s manufacturing operations.  Income from manufacturing operations and research and development costs are included in the Corporate business segment.  Identifiable assets are assigned by geographic region based upon the location of each legal entity.

	Three Months Ended April 30,
	2005	2004
	(in thousands)
Revenue:
North America	$23,199	$24,502
EMEA	20,416	21,169
Asia Pacific	8,975	8,996
Latin America	3,394	3,521
	$55,984	$58,188

Operating income (loss):
North America	$3,980	$4,928
EMEA	1,028	1,040
Asia Pacific	48	443
Latin America	(203)	197
Corporate	(1,588)	(1,345)
	$3,265	$5,263

	April 30, 2005	January 31, 2005
Identifiable assets:
North America	$122,124	$117,406
EMEA	56,284	62,125
Asia Pacific	20,000	20,757
Latin America	6,519	6,805
	$204,927	$207,093

13.  SUBSEQUENT EVENT

On May 26, 2005, QAD Inc. purchased from Recovery Equity Investors II, L.P. (“REI II”), a Delaware limited partnership, 2 million shares of QAD common stock for $7.40 per share for a total purchase price of $14.8 million.  Prior to the transaction, REI II owned 3,002,778 shares of QAD common stock based on a stock purchase agreement dated December 23, 1999.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other information detailed in our Annual Report on Form 10-K for the year ended January 31, 2005.  These include, but are not limited to, evolving demand for the company’s software products and products that operate with the company’s products; the company’s ability to sustain strong licensing demand; the company’s ability to sustain customer renewal rates at current levels; the publication of opinions by industry analysts about the company, its products and technology; the entry of new competitors and their technological advances and product announcements; delays in localizing the company’s products for new markets; delays in sales as a result of lengthy sales cycles; the company’s changes in operating expenses, pricing, timing of new product releases, the company’s method of product distribution or product mix; general economic conditions, exchange rate fluctuations and the global political environment.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.

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

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2005 and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of long-lived assets, capitalized software costs, valuation of deferred tax assets and accounting for stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management’s judgment involved in each.  For a complete discussion of these policies, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended January 31, 2005.

Revenue Recognition

QAD generally licenses its software under non-cancelable license agreements including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical, implementation and training.  Revenue is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Our revenue recognition policy is as follows:

License Revenue.  QAD recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable and collection is probable.  Our typical payment terms vary by region.  While most of our arrangements are within our normal payment terms, we have provided extended terms on occasion.  Terms granted are typically less than one year and we have established a positive history of collection without concessions, on those receivables.  Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements on delivery.  We use the residual method to recognize revenue. When a license agreement includes one or more elements to be delivered at a future date, if vendor-specific, objective evidence of the fair value of all undelivered elements exists then the revenue for the undelivered element is deferred.  The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue.  If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery of the undelivered elements occurs.

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

We believe that we are currently in compliance with the applicable accounting standards governing revenue recognition.  However, the accounting standard setting bodies continue to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application.  These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue.  They could also drive significant adjustments to our business practices that could result in increased administrative costs, changes in the timing of revenue recognition and other changes that could affect our results of operations.

Valuation of Deferred Tax Assets

During the fiscal 2006 and 2005 first quarters, we realized benefits of $0.4 million and $1.3 million, respectively, related to the reversal of deferred tax asset valuation allowances.  The deferred tax asset valuation allowances that were reversed were related to foreign subsidiaries with prior losses that had become profitable and are forecasting continued profitability.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible.  At this time, we believe there is not a sufficient historical and current trend of profitability to reduce the remaining deferred tax asset valuation allowance.  However, this determination may be revised based upon additional periods of profitability as well as changes in forecasted trends of profitability.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets may decrease tax expense or impact the balance sheet in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to deferred tax assets may increase tax expense or impact the balance sheet in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended April 30,
	2005	2004

Revenue:
License fees	25%	25%
Maintenance and other	51	50
Services	24	25
Total revenue	100	100
Costs and expenses:
Cost of license fees	4	3
Cost of maintenance, service and other revenue	36	35
Sales and marketing	27	26
Research and development	15	16
General and administrative	12	11
Amortization of intangibles from acquisitions	—	—
Total costs and expenses	94	91
Operating income	6	9
Other expense (income)	1	—
Income before income taxes	5	9
Income tax expense (benefit)	1	(1)
Net income	4%	10%

Total Revenue.  Total revenue for the first quarter of fiscal 2006 was $56.0 million, a decrease of $2.2 million, or 4%, from $58.2 million in the first quarter of fiscal 2005.  Holding foreign currency exchange rates constant to those applicable in the first quarter of fiscal 2005, total revenue for the current quarter would have decreased $3.2 million to approximately $55.0 million.  When comparing categories within total revenue at constant rates, our current quarter results included lower revenue across all categories when compared to the first quarter of fiscal 2005.   International revenue as a percentage of total revenue was 59% in the first quarter of fiscal 2006, as compared to 58% in the same period of the prior fiscal year.  The one percent shift was mainly attributable to decreases in license and services revenue in North America.

License Revenue.  License revenue was $13.9 million for the first quarter of fiscal 2006, down $0.6 million, or 4%, from $14.5 million for the first quarter of fiscal 2005.  Holding foreign currency exchange rates constant to fiscal 2005, license revenue for the current quarter would have been approximately $13.7 million, representing a $0.8 million, or 6%, decrease from the same period last year.  EMEA, North America and Latin America all experienced decreases in license revenue from the prior year while Asia Pacific remained relatively flat.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period.  During the first quarter of fiscal 2006, 7 customers placed license orders totaling more than $300,000, of which one exceeded $1 million.  This compared to the fiscal 2005 first quarter in which 9 customers placed license orders totaling more than $300,000, of which none exceeded $1 million.  We believe our current quarter results were affected by slower than anticipated hiring of our salespeople as well as economic weakness, particularly in Europe.

Maintenance and Other Revenue.  Maintenance and other revenue was $28.6 million for the first quarter of fiscal 2006, representing a decrease of $0.3 million, or 1%, from $28.9 million for the first quarter of fiscal 2005.  Holding exchange rates constant to those prevailing in the first quarter of fiscal 2005, first quarter fiscal 2006 maintenance and other revenue would have been approximately $28.3 million for the current quarter, representing a decrease of $0.6 million, or 2%, from the same period last year.  The favorable currency impact of approximately $0.3 million for the first quarter related mainly to fluctuations in the euro and Polish zloty.

Other factors impacting the comparison of the first quarter of the current year to the same period last year include additional maintenance on new license sales, offset by cancellations within our existing customer base and the timing of contract renewals.  The timing of contract renewals can impact our maintenance revenue in cases where a renewal commitment is not received during the period in which the maintenance contract renewal period was set to begin.  Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue due to the delay is recognized immediately, at the time of invoice.  Improvements in our maintenance renewal backlog have resulted in fewer significant cases of delayed renewal commitments than the prior year, which has an unfavorable impact when comparing first quarter fiscal 2006 to the same period last year.

We measure our rate of contract renewals routinely by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end.  Our maintenance contract renewal rate for the first quarter of fiscal 2006 was in excess of 90% of our customer sites with active contracts, which is consistent with the retention rate in the first quarter of fiscal 2005.

Services Revenue.  Services revenue was $13.5 million for the first quarter of fiscal 2006, representing a decrease of $1.3 million, or 9%, when compared to the same period last year at $14.8 million.  Holding exchange rates constant to those prevailing during the first quarter of fiscal 2005, services revenue for the first quarter of fiscal 2006 would have been approximately $13.0 million, reflecting a $1.8 million, or 12%, decrease from last year. The effect of the change in exchange rates mainly related to fluctuations in the euro.  The decrease in services revenue was primarily in the EMEA region.  We believe the EMEA decline is partly due to economic weakness.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $22.6 million and $22.4 million and as a percentage of total revenue was 40% and 38% for the first quarter of fiscal 2006 and 2005, respectively.  Holding exchange rates constant to those prevailing during the first quarter last year, total cost of revenue for the first quarter of fiscal 2006 would have been approximately $22.0 million, or $0.6 million lower, and the cost of revenue percentage would have remained unchanged at 40%.  For the quarter ended April 30, 2005 compared to the quarter ended April 30, 2004, our margins were unfavorably impacted by the decrease in services margin.  The decrease in services margins primarily relates to lower utilization and the increased investment by our services team in revenue opportunities in specific geographic markets.

Sales and Marketing.  Sales and marketing expense increased $0.1 million, or 1%, to $15.1 million for the first quarter of fiscal 2006 from $15.0 million in the comparable prior year period.  As a percentage of total revenue, sales and marketing expense increased by 1 percentage point from 26% to 27% in the first quarter of fiscal 2006 when compared to the same quarter in fiscal 2005.  The major variances in the current quarter compared to the same quarter in the previous year were lower commissions and bonus expense of $0.5 million, offset by higher travel of $0.3 million and a $0.3 million unfavorable impact of changes in exchange rates.

Research and Development.  Research and development expense, which is managed on a global basis, decreased $0.9 million, or 10%, to $8.3 million for the first quarter of fiscal 2006 when compared to the same quarter last year at $9.2 million.  These decreases were mainly related to lower personnel expenses of $1.1 million, partially offset by a $0.1 million unfavorable currency impact.

General and Administrative.  General and administrative expense increased $0.4 million, or 6%, for the first quarter of fiscal 2006 to $6.7 million from $6.3 million in the first quarter of fiscal 2005.  The increase was largely due to increases in professional fees of $0.5 million, primarily related to Sarbanes Oxley compliance.  Although we expect annual fees related to Sarbanes Oxley to be lower in fiscal 2006 when compared to fiscal 2005, we did not incur a large amount of expense early in the prior year as our original estimate of Sarbanes Oxley fees for fiscal 2005 was lower than amounts actually incurred.  In the current year we are able to estimate the total project costs and allocate evenly to the quarters.  Therefore, fiscal 2006 first quarter is unfavorable when compared to fiscal 2005 first quarter.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions remained unchanged at $0.1 million for both the first quarter of fiscal 2006 and 2005.  The estimated remaining amortization expense is $176,000 and $47,000 for the years ended January 31, 2006 and 2007, respectively.

Other Expense (Income).  Net other expense (income) was $0.2 million and breakeven for the first quarter of fiscal 2006 and 2005, respectively.  The $0.2 million change in fiscal 2006 primarily relates to higher currency exchange gains in fiscal 2005 when compared to fiscal 2006.

Income Tax Expense (Benefit).  We recorded income tax expense (benefit) of $0.6 million and $(0.3) million for the first quarters of fiscal 2006 and 2005, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods.  In addition, in the first quarters ended April 30, 2005 and 2004, $0.4 million and $1.3 million, respectively, of deferred tax asset valuation allowances were reversed attributable to the realization of certain deferred tax assets in foreign jurisdictions, as it was determined that it was more likely than not that these benefits would be realized.  The deferred tax asset valuation allowances which were reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.

We have not recognized a benefit for deferred tax assets that management has determined are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure, debt service, dividend and stock repurchase requirements through cash flows from operations, sale of equity securities and borrowings.

Our principal sources of liquidity are cash flows generated from operations and our cash and equivalents and marketable securities balances.  Cash and equivalents and marketable securities combined were $67.5 million and $68.3 million at April 30, 2005 and January 31, 2005, respectively.

Our working capital decreased to $19.1 million from $27.6 million as of April 30, 2005 and January 31, 2005, respectively.  The $8.5 million decrease in working capital was primarily due to a $6.7 million decrease in current assets, and a $1.8 million increase in current liabilities.  The $6.7 million decrease in current assets related primarily to the seasonal decline in accounts receivable following high year-end billings in conjunction with small decreases in cash and equivalents, marketable securities and other current assets.  The increase in current liabilities related primarily to an increase of $6.1 million in the current portion of long-term debt, due to a reclass of our existing credit facility from long-term debt as the amounts outstanding under the facility were paid in the second quarter of fiscal 2006.  The increase in the current portion of long-term debt was partially offset by decreases in accounts payable and other current liabilities, which were primarily attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end commission, bonus and royalty liabilities.  Cash and equivalents increased from $55.3 million at January 31, 2005 to $67.5 million as of April 30, 2005 primarily due to the sale of marketable securities which was invested in cash and equivalents.  Other reasons for cash flow changes are described in the “Cash Flows” section below.

Accounts receivable days’ sales outstanding, using the countback method, increased to 93 days at April 30, 2005 compared to 60 days at January 31, 2005 and increased from 78 days at April 30, 2004.  In the first quarter of fiscal 2006, several large multinational maintenance contract receivables were due in the quarter yet were not collected.  These receivables were subsequently paid shortly after our quarter-end.  Accounts receivable days’ sales outstanding is historically lower at each year end when compared to other quarters due to seasonally higher billings at year end.

Net cash, defined as cash and equivalents and marketable securities less short and long-term debt, decreased slightly to $41.9 million as of April 30, 2005 from $42.7 million as of January 31, 2005.  The change quarter over quarter was primarily due to lower combined cash and equivalents and marketable securities as of April 30, 2005 as compared to January 31. 2005.

Cash Flows

The following is a summary of cash flows for the first quarter of fiscal 2006 and 2005:

Operating Activities

Net cash provided by operating activities was $3.8 million and $6.4 million in the first quarter of fiscal 2006 and 2005, respectively.  The decrease of $2.6 million from fiscal 2005 to 2006 related primarily to $3.1 million of lower net income and a smaller decline in accounts receivable due to lower collections in the current quarter, partially offset by a smaller decline in accounts payable, deferred revenue and other liabilities primarily due to lower payments for commissions, bonuses and severance in fiscal 2006 compared to fiscal 2005.

In the first quarter of fiscal 2006, we moved our data center from Carpinteria, California to our new corporate headquarters located in Summerland, California.  The move resulted in $0.9 million of exit costs, of which $0.3 million is reflected in cost of revenue and $0.6 million is included in operating expenses.

Investing Activities

Net cash provided by (used in) investing activities during the first quarter of fiscal 2006 and 2005 was $8.9 million and $(5.5) million, respectively.  In the first quarter of fiscal 2006, we sold our marketable securities for cash.  The sale generated $13.0 million in proceeds.

The first quarter of fiscal 2006 and 2005 included $2.7 million and $4.4 million, respectively, for the purchase of property and equipment.  In fiscal 2006, these purchases mainly related to building improvements related to the data center move whereas in fiscal 2005 these purchases mainly related to the construction of our new company headquarters on property owned by QAD in Summerland, California.

Cash paid for capitalized software costs increased $1.1 million in the first quarter of fiscal 2006, compared to fiscal 2005, primarily due to the purchase of Soft Cell technology.  The total purchase price of the transaction was approximately $3.7 million.  Cash paid for Soft Cell in the first quarter totaled approximately $1.3 million.  Remaining payments of approximately $2.3 million will be paid in installments through May 2006.  For additional information on the purchase, see note 8 within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

The first quarter of fiscal 2005 included $0.8 million paid in connection with the acquisition of certain assets and liabilities of Oxford Consulting.  For further discussion of this business combination, see note 7 within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing Activities

Net cash (used in) provided by financing activities was $(0.4) million and $4.7 million for the first quarter of fiscal 2006 and 2005, respectively.  Cash used in financing activities in the first quarter of fiscal 2006 was primarily due to $0.8 million in dividend payments.  In addition, current and prior periods also include proceeds from the issuance of common stock of $0.6 million in the first quarter of fiscal 2006 compared to $1.4 million in the first quarter of fiscal 2005.  The primary cash provided by financing activities in fiscal 2005 was related to $3.6 million of borrowings under our construction loan.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments, stock repurchase and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The following discussion should be read in conjunction with the applicable information included under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended January 31, 2005.

Notes Payable

On July 28, 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of QAD Inc., entered into a loan agreement with Mid-State Bank & Trust.  The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%.  This is a non-recourse loan, which is secured by real property located in Summerland, California.  The loan matures in ten years (principal and interest).  Over the term of the loan, we shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.  Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million.  A portion of these proceeds were used to repay the existing construction loan.

Construction Loan

In connection with the construction of our new headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust (SBB&T), we received $3.6 million to fund qualified expenditures made during the three months ended April 30, 2004.  Total borrowings under the construction loan agreement were $14.3 million.  On July 28, 2004, we repaid the construction loan in full.  Interest expense incurred through April 1, 2004 (the approximate date we moved into the new facility) was capitalized and included in “Property and equipment, net” in our Condensed Consolidated Balance Sheets.  Interest expense incurred from April 1, 2004 through July 28, 2004 was expensed to “Interest expense” in our Condensed Consolidated Income Statement.

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

The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing EBITDA.  We will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to our 12-month trailing EBITDA.

The CB Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio.

The balance sheet classification as of April 30, 2005 consists of $7.6 million in “Current portion of long-term debt” as we repaid $1.5 million of the amount borrowed under the CB Facility in May 2005 and the remaining $6.1 million in june 2005.

Effective May 9, 2005, the CB Facility was amended.  The amendment increases the amount of QAD common stock that we may repurchase, in any trailing four (4) quarter period, from $20 million to $30 million.

As of April 30, 2005, we were in compliance with the debt covenants, as amended.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  For both the three months ended April 30, 2005 and 2004, approximately 35% of our revenue was denominated in foreign currencies.  Approximately 60% of our expenses were denominated in currencies other than the U.S. dollar for both the three months ended April 30, 2005 and 2004.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  Foreign currency transaction (gains) and losses totaled $29,000 for the three months ended April 30, 2005 and $(169,000) for the three months ended April 30, 2004.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

Interest Rates.  We invest our surplus cash in a variety of financial instruments, consisting principally of bank time deposits and short-term marketable securities with maturities of less than one year.  Our investment securities are held for purposes other than trading.  Cash balances held by subsidiaries are generally invested in short-term time deposits with local operating banks.  Additionally, our short-term and long-term debt bears interest at variable rates.

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2006 to assess the impact of hypothetical changes in interest rates.  Based upon the results of these analyses, a 10% adverse change in interest rates from the 2005 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal 2006.

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

PART II

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In June 2004 the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock.  As of January 31, 2005, 742,308 shares had been repurchased under the program.  No additional shares were repurchased in the quarter ending April 30, 2005.

ITEM 6 – EXHIBITS

Exhibits

10.01	First Amendment to the Loan Agreement between QAD Inc. and Comerica Bank dated as of May 9, 2005
10.02 (1)	Stock purchase agreement between QAD Inc. and Recovery Equity Investors II, LP dated as of May 24, 2005
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)             Incorporated by reference to the Form 8-K filed on June 1, 2005

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: June 9, 2005	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller
(Chief Accounting Officer)