Form 10-Q
period 2005-07-31
QAD INC
filed 2005-09-09
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

The number of shares outstanding of the issuer’s common stock as of August 31, 2005 was 32,156,280.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 31,	January 31,
	2005	2005
Assets
Current assets:
Cash and equivalents	$50,253	$55,289
Marketable securities	—	13,000
Accounts receivable, net	44,704	63,145
Other current assets	11,578	13,785

Total current assets	106,535	145,219

Property and equipment, net	40,898	39,701
Capitalized software costs, net	5,643	2,791
Goodwill	10,610	11,552
Other assets, net	7,951	7,830

Total assets	$171,637	$207,093

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$220	$1,725
Accounts payable	9,203	11,896
Deferred revenue	57,331	70,805
Other current liabilities	32,043	33,234

Total current liabilities	98,797	117,660

Long-term debt	17,668	23,911
Other liabilities	809	892
Minority interest	650	593

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,346,935 and 35,338,952 shares at July 31, 2005 and January 31, 2005, respectively	35	35
Additional paid-in capital	119,561	119,533
Treasury stock, at cost (3,234,633 and 1,529,792 shares at July 31, 2005 and January 31, 2005, respectively)	(22,936)	(9,668)
Accumulated deficit	(35,740)	(40,154)
Unearned compensation – restricted stock	(330)	(440)
Accumulated other comprehensive loss	(6,877)	(5,269)

Total stockholders’ equity	53,713	64,037

Total liabilities and stockholders’ equity	$171,637	$207,093

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Revenue
License fees	$16,288	$14,088	$30,167	$28,605
Maintenance and other	29,493	27,625	58,103	56,509
Services	12,261	15,126	25,756	29,913

Total revenue	58,042	56,839	114,026	115,027

Costs and expenses:
Cost of license fees	2,179	1,895	4,248	3,847
Cost of maintenance, service and other revenue	20,135	21,999	40,668	42,399
Sales and marketing	16,766	15,116	31,818	30,094
Research and development	8,082	8,423	16,342	17,615
General and administrative	6,547	6,300	13,258	12,648
Amortization of intangibles from acquisitions	92	197	186	252

Total costs and expenses	53,801	53,930	106,520	106,855

Operating income	4,241	2,909	7,506	8,172

Other (income) expense:
Interest income	(324)	(175)	(659)	(325)
Interest expense	354	441	904	751
Other income, net	(973)	21	(995)	(188)

Total other (income) expense	(943)	287	(750)	238

Income before income taxes	5,184	2,622	8,256	7,934
Income tax expense	1,337	625	1,906	375

Net income	$3,847	$1,997	$6,350	$7,559

Basic net income per share	$0.12	$0.06	$0.19	$0.22
Diluted net income per share	$0.12	$0.06	$0.19	$0.21

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2005	2004

Cash flows from operating activities:
Net income	$6,350	$7,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,802	3,832
Provision for (recovery of) doubtful accounts and sales adjustments	(168)	622
Gain on disposal of property and equipment	(20)	(12)
Tax benefit from reversal of deferred tax valuation allowance	(373)	(1,263)
Exit costs	940	—
Other, net	(52)	61
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,680	16,715
Other assets	1,973	1,834
Accounts payable	(2,460)	(3,184)
Deferred revenue	(11,934)	(10,146)
Other liabilities	(2,884)	(8,180)
Net cash provided by operating activities	12,854	7,838
Cash flows from investing activities:
Purchase of property and equipment	(4,477)	(8,315)
Capitalized software costs	(1,697)	(672)
Acquisitions of businesses, net of cash acquired	—	(766)
Proceeds from sale of marketable securities	13,000	—
Proceeds from sale of property and equipment	39	25
Net cash provided by (used in) investing activities	6,865	(9,728)
Cash flows from financing activities:
Proceeds from construction loan	—	3,870
Repayment of construction loan	—	(14,338)
Repayments of debt	(7,747)	(764)
Proceeds from issuance of common stock	1,226	1,938
Proceeds from notes payable, net of fees	—	17,843
Repurchase of common stock	(14,800)	(1,478)
Dividends paid	(1,646)	—
Net cash (used in) provided by financing activities	(22,967)	7,071

Effect of exchange rates on cash and equivalents	(1,788)	(492)

Net (decrease) increase in cash and equivalents	(5,036)	4,689

Cash and equivalents at beginning of period	55,289	46,784

Cash and equivalents at end of period	$50,253	$51,473

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in QAD’s (the company) Annual Report on Form 10-K for the year ended January 31, 2005.  The results of operations for the three and six months ended July 31, 2005 are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

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

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.     Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS 123(R) for all share-based payments granted on or after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

2.     Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted.  The company expects to adopt this new standard on February 1, 2006 using the modified prospective method.  The company has not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under SFAS 123.

As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, the company generally recognizes no compensation cost for employee stock options and purchases under its Employee Stock Purchase Plan (ESPP). Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the company’s balance sheet or total cash flows, it will affect net income and diluted earnings per share. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model the company uses to value future share-based payments to employees and estimated forfeiture rates.

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

Exchanges of Nonmonetary Assets

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the second quarter of fiscal 2006. The adoption of SFAS 153 did not have a material effect on the company’s consolidated financial position, results of operations or cash flows.

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

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The company does not believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income, as reported	$3,847	$1,997	$6,350	$7,559
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18	28	35	28
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	773	1,113	1,453	1,864
Pro forma net income	$3,092	$912	$4,932	$5,723

Basic and diluted net income per share:
As reported
Basic	$0.12	$0.06	$0.19	$0.22
Diluted	$0.12	$0.06	$0.19	$0.21
Pro forma
Basic	$0.10	$0.03	$0.15	$0.17
Diluted	$0.09	$0.03	$0.14	$0.16

The fair value of stock options and stock purchased under the ESPP at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the six months ended July 31, 2005 and 2004:

Stock-Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield

Options:
2005	5.00	0.83	4.21%	1.40%
2004	5.50	0.97	3.70%	1.10%

ESPP:
2005	0.25	0.37	3.59%	1.40%
2004	0.25	0.97	1.45%	1.10%

4.   CHANGES IN STOCKHOLDERS’ EQUITY

Dividends

On March 31, 2005, the company’s Board of Directors approved the payment of a quarterly cash dividend of $0.025 per share of common stock to shareholders of record at the close of business on May 31, 2005, payable June 27, 2005.

On June 21, 2005, the company’s Board of Directors approved a quarterly cash dividend of $0.025 per share of common stock payable on September 19, 2005 to shareholders of record at the close of business on August 22, 2005.  Total dividends declared for the six months ended July 31, 2005 were $1.6 million.

Stock Repurchase

On May 26, 2005, the company purchased from Recovery Equity Investors II, L.P. (“REI II”), a Delaware limited partnership, 2 million shares of QAD common stock for $7.40 per share for a total purchase price of $14.8 million.  Prior to the transaction, REI II owned 3,002,778 shares of QAD common stock based on a stock purchase agreement dated December 23, 1999.

The open market stock repurchase program authorized by the Board of Directors for a period of one year expired on June 15, 2005.  No shares were repurchased under the program for the six months ended July 31, 2005.

5.   COMPREHENSIVE INCOME

Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the company’s Condensed Consolidated Balance Sheets.  The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(in thousands)

Net income	$3,847	$1,997	$6,350	$7,559
Foreign currency translation adjustments	(1,421)	77	(1,608)	(20)

Comprehensive income	$2,426	$2,074	$4,742	$7,539

6.   COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income	$3,847	$1,997	$6,350	$7,559

Weighted average shares of common stock outstanding - basic	32,340	34,204	33,083	34,094

Weighted average shares of common stock equivalents issued using the treasury stock method	856	1,254	909	1,465

Weighted average shares of common stock and common stock equivalents outstanding - diluted	33,196	35,458	33,992	35,559

Basic net income per share	$0.12	$0.06	$0.19	$0.22
Diluted net income per share	$0.12	$0.06	$0.19	$0.21

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method.  For each of the three and six months ended July 31, 2005, shares of common stock equivalents of approximately 2.3 million and 1.9 million, respectively, were not included in the diluted calculation because they were anti-dilutive.  For the three and six months ended July 31, 2004, shares of common stock equivalents of approximately 0.7 million and 0.6 million, respectively, were not included in the diluted calculation because they were anti-dilutive.

7.   BUSINESS COMBINATIONS

Oxford Consulting Group, Inc.

On April 30, 2004, the company acquired certain assets and liabilities of Oxford Consulting Group, Inc. (Oxford) located in the United States.  Oxford’s business primarily focused on electronic data interchange (EDI) systems design, installation and services in connection with the MFG/PRO software owned and licensed by the company.

Under the terms of the asset purchase agreement, the company paid $0.8 million in cash upon consummation and issued 40,000 shares of restricted common stock that vest over time and are treated as compensation to certain former employees of Oxford who now work for the company.  The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the acquired assets, including identifiable intangible assets and liabilities at their fair values as of April 30, 2004.  The $0.8 million cash purchase price was mainly allocated to intellectual property ($0.6 million), a customer list ($0.1 million) and customer contracts ($0.1 million).

The company is amortizing the intellectual property over three years and amortized the customer list over one year and the customer contracts over six months.  The intellectual property was primarily comprised of certain EDI libraries developed by Oxford that are complimentary to MFG/PRO.  Based on the purchase price allocation, no goodwill was recorded in connection with this transaction.

8.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2005 and January 31, 2005 were as follows:

	July 31,	January 31,
	2005	2005
	(in thousands)

Capitalized software costs:
Capitalized software development costs	$1,928	$2,708
Acquired software technology	6,220	2,600
	8,148	5,308
Accumulated amortization	(2,505)	(2,517)

Capitalized software costs, net	$5,643	$2,791

The increase in capitalized software costs is primarily attributable to intellectual property acquired during the fiscal 2006 first quarter from Soft Cell N.V.  On February 11, 2005, the company entered into an agreement with Soft Cell N.V. to purchase intellectual property comprised of certain software that is complementary to MFG/PRO.  Specifically, the software purchased will enhance the company’s existing financial modules and user interface.  The software acquired was technologically feasible at the acquisition date and there are no significant issues related to integration with MFG/PRO.  The total purchase price is approximately $3.7 million and is due in four phases from February 2005 through May 2006.  As of July 31, 2005, the company has paid $1.7 million.  The purchase price is included in capitalized software and amortization will begin at the time the product is sold to customers which is expected to occur in fiscal 2007.

Amortization of capitalized software costs was $0.9 million and $0.7 million for the six months ended July 31, 2005 and 2004, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.  It is the company’s policy to write-off capitalized software development costs once fully amortized.  These write-offs do not impact “Capitalized software costs, net.”

9.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the applicable reporting units, the changes in the carrying amount of goodwill for the six months ended
July 31, 2005 were as follows (reporting unit regions are defined in note 12 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2005	$10,477	$285	$790	$11,552

Impact of foreign currency translation	(965)	(21)	44	(942)

Balances, July 31, 2005	$9,512	$264	$834	$10,610

The company is required to analyze goodwill for impairment on at least an annual basis.  The company has chosen November 30th as its annual test date.

Intangible Assets

	July 31,	January 31,
	2005	2005
	(in thousands)

Amortizable intangible assets	$2,707	$2,888
Less: accumulated amortization	(2,586)	(2,568)
Net amortizable intangible assets	$121	$320

Intangible assets are included in “Other assets, net” in the company’s Condensed Consolidated Balance Sheets.  It is the company’s policy to write-off intangible assets once fully amortized.  These write-offs do not impact “Net amortizable intangible assets”, nor are they reflected as a charge to expense on the Condensed Consolidated Statements of Operations.

As of July 31, 2005 and January 31, 2005, excluding goodwill, all of the company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization.

Intangible assets are principally comprised of intellectual property, customer contracts and covenants not to compete.  The aggregate amortization expense related to amortizable intangible assets was $0.1 million and $0.2 million for the three and six months ended July 31, 2005 and $0.2 million and $0.3 million for the three and six months ended July 31, 2004, respectively.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2006 and 2007 is $74,000 and $47,000, respectively.  No additional amortization of these assets is estimated in fiscal 2008 and thereafter.

10.  LONG-TERM DEBT

	July 31,	January 31,
	2005	2005
	(in thousands)
Total debt
Notes payable	$17,808	$17,914
Credit facility	—	7,625
Capital lease obligations	80	97
	17,888	25,636
Less current maturities	220	1,725
Long-term debt	$17,668	$23,911

Notes Payable

On July 28, 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of the company, entered into a loan agreement with Mid-State Bank & Trust.  The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%.  This is a non-recourse loan, which is secured by real property located in Summerland, California.  The loan matures in ten years (principal and interest).  Over the term of the loan, the company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.  Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million.  A portion of these proceeds were used to repay the then existing construction loan.  As of July 31, 2005 and January 31, 2005, the principal balance of the loan was $17.8 million and $17.9 million, respectively.

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

Credit Facility

Effective April 7, 2005, the company entered into a new unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility). On April 7, 2005, the company terminated its existing $30 million secured credit facility with Wells Fargo Foothill, Inc.  Amounts then outstanding under the Wells Fargo Foothill Facility were repaid with funds borrowed from the CB Facility. The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA).  The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to the company’s 12-month trailing EBITDA.

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

In the second quarter of fiscal 2006, the company repaid the outstanding balance of $7.6 million.  As of July 31, 2005, the company was in compliance with the debt covenants, as amended.

11.  COMMITMENTS AND CONTINGENCIES

Indemnifications

The company sells software licenses and services to its customers under written agreements.  Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the company’s software is found to infringe upon certain intellectual property rights of a third party.  The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time-based and geography-based scope limitations and a right to replace an infringing product.

The company believes its internal development processes, technology acquisition and distribution processes and other policies and practices limit its exposure related to the indemnification provisions of the agreements.  For several reasons, including the lack of prior indemnification claims, the lack of a monetary liability limit for certain infringement cases under the agreements and certain recent acquisition activity, the company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Legal Actions

The company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the company’s consolidated results of operations, financial position or liquidity.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(in thousands)

Revenue:
North America	$23,198	$25,018	$46,397	$49,520
EMEA	18,800	21,261	39,216	42,430
Asia Pacific	12,469	7,518	21,444	16,514
Latin America	3,575	3,042	6,969	6,563
	$58,042	$56,839	$114,026	$115,027

Operating income (loss):

North America	$4,196	$5,204	$8,176	$10,132
EMEA	(463)	(781)	565	259
Asia Pacific	2,275	(867)	2,323	(424)
Latin America	(187)	(5)	(390)	192
Corporate	(1,580)	(642)	(3,168)	(1,987)
	$4,241	$2,909	$7,506	$8,172

	July 31,	January 31,
	2005	2005
Identifiable assets:
North America	$94,731	$117,406
EMEA	44,360	62,125
Asia Pacific	25,340	20,757
Latin America	7,206	6,805
	$171,637	$207,093

13.  EXIT COSTS

In March 2005, the company moved its data center from leased office space in Carpinteria, California to its new headquarters in Summerland, California.  Under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, a loss must be recognized for costs that will continue to be incurred under the lease agreement without economic benefit to the company.  Although the company has not secured a sublease agreement with a tenant, it expects to do so by November 1, 2005.  At the time the company vacated the data center, it expensed $0.9 million, of which $0.3 million was reflected in cost of revenue and $0.6 million was included in operating expenses, related to the present value of the estimated loss on the lease and related asset disposal costs.

14.  SUBSEQUENT EVENT

In August 2005, the company received a payment related to a lawsuit which is still pending, of $0.5 million from an insurance company that represented a former QAD country manager.  In return for the payment, QAD dropped all claims against the former country manager and certain third-parties.  The lawsuit is related to activities in 1997 in a location outside of the United States.  The payment will be reported in the third quarter of fiscal 2006 in “Other (income) expense”.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other information detailed in our Annual Report on Form 10-K for the year ended January 31, 2005.  These include, but are not limited to, evolving demand for our software products and products that operate with our products; our ability to sustain strong license and service demand in our targeted vertical markets; our ability to leverage changes in technology; our ability to sustain customer renewal rates at current levels; our ability to develop and maintain productive sales and marketing channels; the publication of opinions by industry and financial analysts about our company, our products and technology; the entry of new competitors or new offerings by existing competitors and the associated announcement of new products and technological advances by them; delays in localizing our products for new or existing markets; the ability to recruit and retain key personnel; delays in sales as a result of lengthy sales cycles; changes in operating expenses, pricing, timing of new product releases and difficulty in integrating products that we acquire; our method of product distribution or product mix; general economic conditions, impact of legislation, exchange rate fluctuations and the global political environment.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.

In addition, revenue and earnings in the enterprise resource planning (ERP) software industry are subject to fluctuations.  Software license revenue, in particular, is subject to variability with a significant proportion of revenue earned in the last month of each quarter.  Given the high margins associated with license revenue, modest fluctuations can have a substantial impact on net income.  Investors should not use any one quarter’s results as a benchmark for future performance.  We undertake no obligation to revise, update or publicly release the results of any revision or update to these forward-looking statements.  Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

We are dependent upon key personnel.  Our future success also depends on our continuing ability to attract and retain other highly qualified technical and managerial personnel.  Competition for these personnel can be intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel.  We may be unable to retain our key technical and managerial employees and we may not be successful in attracting, assimilating and retaining other highly qualified technical and managerial personnel in the future.  The loss of any member of our key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.  We do not currently have key-person insurance covering any of our employees.  Recently, several of our top management in Europe departed from the company and we are in search for a new head of the European business.

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2005 and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

BUSINESS OVERVIEW

QAD Inc., a Delaware Corporation (QAD), was founded in 1979 and is a global provider of enterprise resource planning (ERP) software applications for multinational, large and mid-range manufacturing and distribution companies.  QAD serves the specific needs of the automotive, consumer products, electronics, food and beverage, industrial and life sciences industries.  We market, distribute, implement and support our products worldwide.  Our enterprise applications provide functionality for managing manufacturing resources and operations within and beyond the enterprise, enabling global manufacturers to collaborate with their customers, suppliers and partners to improve delivery performance and reduce production and inventory costs.

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

Revenue Recognition

QAD generally licenses its software under non-cancelable license agreements including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical, implementation and training.  Revenue is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”.  Our revenue recognition policy may be described as follows:

License Revenue.  QAD recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable and collection is probable.  Our typical payment terms vary by region.  While most of our arrangements are within our normal payment terms, we have provided extended terms on occasion.  Terms granted are typically less than one year and we have established a positive history of collection without concessions on those receivables.  Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements on delivery.  We use the residual method to recognize revenue. When a license agreement includes one or more elements to be delivered at a future date, if vendor-specific, objective evidence of the fair value of all undelivered elements exists then the revenue for the undelivered element is deferred.  The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue.  If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery of the undelivered elements occurs.  Subscription license revenue from our hosted product offerings is recognized ratably over the contract period.

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

Valuation of Deferred Tax Assets

During the fiscal 2006 and 2005 first quarters, we realized benefits of $0.4 million and $1.3 million, respectively, related to the reversal of deferred tax asset valuation allowances.  The deferred tax asset valuation allowances that were reversed were related to foreign subsidiaries with prior losses that had become profitable and are forecasting continued profitability.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible.  At this time, we believe there is not a sufficient historical and current trend of profitability to reduce the remaining deferred tax asset valuation allowance.  However, this determination may be revised based upon additional periods of profitability as well as changes in forecasted trends of profitability.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets may decrease tax expense or impact the balance sheet in the period such determination is made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to deferred tax assets may increase tax expense or impact the balance sheet in the period such determination is made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Revenue:
License fees	28%	25%	26%	25%
Maintenance and other	51	48	51	49
Services	21	27	23	26
Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	4	3	4	3
Cost of maintenance, service and other revenue	34	39	35	37
Sales and marketing	29	27	28	26
Research and development	14	15	14	16
General and administrative	12	11	12	11
Amortization of intangibles from acquisitions	—	—	—	—
Total costs and expenses	93	95	93	93
Operating income	7	5	7	7
Other (income) expense	(2)	—	—	—
Income before income taxes	9	5	7	7
Income tax expense	2	1	1	—
Net income	7%	4%	6%	7%

Total Revenue.  Total revenue for the second quarter of fiscal 2006 was $58.0 million, an increase of $1.2 million, or 2%, from $56.8 million in the second quarter of fiscal 2005, primarily due to higher license sales in the current quarter.  Holding foreign currency exchange rates constant to those applicable in the second quarter of fiscal 2005, total revenue for the current quarter would have been approximately $57.3 million when compared to the same period last year.  When comparing categories within total revenue at constant rates, our current quarter results included higher license and maintenance and other revenue offset by lower services revenue.  International revenue as a percentage of total revenue was 60% in the second quarter of fiscal 2006, as compared to 56% in the same period of the prior fiscal year.  The shift was mainly attributable to the increase in revenue recognized in our Asia Pacific region related to a large transaction in Japan while North America and Europe, Middle East and Africa (EMEA) revenue declined.

Total revenue for the first six months of fiscal 2006 was $114.0 million, a decrease of $1.0 million, or 1%, from $115.0 million in the first six months of fiscal 2005.  Holding foreign currency exchange rates constant to those applicable in the first six months of fiscal 2005, total revenue for the current year would have been approximately $112.3 million, representing a $2.7 million decline when compared to the same period last year.  When comparing categories within total revenue at constant rates, the first half of fiscal 2006 included lower services revenue offset by higher license, maintenance and other revenue.  International revenue as a percentage of total revenue was 59% in the first six months of fiscal 2006, as compared to 57% in the same period of the prior year.  The shift was attributed to an increase in revenue in Asia Pacific and a decrease in revenue in North America and EMEA.

License Revenue.  License revenue was $16.3 million for the second quarter of fiscal 2006, up $2.2 million, or 16%, from $14.1 million for the second quarter of fiscal 2005.  Holding foreign currency exchange rates constant to fiscal 2005, license revenue for the current quarter would have been approximately $16.2 million, representing a $2.1 million, or 15%, increase from the same period last year.  We experienced an increase in license revenue in excess of 100% in the Asia Pacific region, primarily due to revenue recognized for one customer located in Japan.  We also experienced an increase in Latin America.  The increases were offset by decreases in North America and EMEA.  When comparing the current quarter ended July 31, 2005 to the same quarter in the previous year, discounts granted to customers for software licenses have increased slightly primarily due to a higher discount given to a customer order greater than $4 million.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period.  During the second quarter of fiscal 2006, seven customers placed license orders totaling more than $300,000, of which one exceeded $4 million.  This compared to the fiscal 2005 second quarter in which eight customers placed license orders totaling more than $300,000, of which none exceeded $1 million.

License revenue was $30.2 million for the first six months of fiscal 2006, up $1.6 million, or 5%, from $28.6 million for the first six months of fiscal 2005.  Holding foreign currency exchange rates constant to fiscal 2005, license revenue for the current year would have been approximately $29.9 million, representing a $1.3 million, or 4%, increase from the same period last year, mainly related to an increase in license revenue in our Asia Pacific region.  Latin America also increased slightly while North America and EMEA both experienced declines.  During the six months ended July 31, 2005 when compared to the same period in the prior year, discounts granted to customers for software licenses increased, mainly due to higher discounts granted in the current year for two orders greater than $2 million.  Not including the two orders greater than $2 million, our software licenses prices in the current year are comparable to last year.  During the first six months of fiscal 2006, 13 customers placed license orders totaling more than $300,000, of which three exceeded $1 million, of those two exceeded $2 million and of those one exceeded $4 million.  This compared to 19 customers who placed license orders in the first six months of fiscal 2005 totaling more than $300,000, of which one exceeded $1 million.

Maintenance and Other Revenue.  Maintenance and other revenue was $29.5 million for the second quarter of fiscal 2006, representing an increase of $1.9 million, or 7%, from $27.6 million for the second quarter of fiscal 2005.  When we hold exchange rates constant to those prevailing in the second quarter of fiscal 2005, second quarter fiscal 2006 maintenance and other revenue would have been approximately $29.1 million.  Maintenance and other revenue was $58.1 million for the first six months of fiscal 2006, up $1.6 million, or 3%, from the same period last year at $56.5 million.  Maintenance revenue increased across all regions for both the quarter and six month periods ended July 31, 2005 when compared to the same periods ended July 31, 2004.  Holding exchange rates constant to those prevailing in the first six months of fiscal 2005, fiscal 2006 maintenance and other revenue would have been approximately $57.4 million, representing a $0.9 million increase when compared to last year.  The favorable currency impact of approximately $0.4 million for the second quarter and $0.7 million for the first half of this year related mainly to fluctuations in the Brazilian Real, Australian Dollar and Polish Zlotty.

Other factors impacting the comparison of the second quarter and first six months of the current year to the same periods last year include favorability due to additional maintenance on new license sales, offset by cancellations within our existing customer base and the timing of customer commitments to contract renewals.  The period in which we recognize maintenance revenue can be impacted in cases where a renewal billing is not authorized by the customer during the period in which the maintenance contract period begins.  Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue due to the delay is recognized immediately, at the time of invoice.  Our backlog on maintenance renewals improved in our EMEA, Asia Pacific and Latin America regions in the current quarter and first six months of fiscal 2006 when compared to

fiscal 2005.   In North America there were little delayed renewals in all of the applicable periods as the renewals were secured and processed on time.

We measure our rate of contract renewals routinely by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end.  Our maintenance contract renewal rate for the second quarter and first six months of both fiscal 2006 and 2005 was in excess of 90%.

Services Revenue.  Services revenue was $12.3 million for the second quarter of fiscal 2006, representing a decrease of $2.8 million, or 19%, when compared to the same period last year at $15.1 million.  Holding exchange rates constant to those prevailing during the second quarter of fiscal 2005, services revenue for the second quarter of fiscal 2006 would have been approximately $12.0 million, reflecting a $3.1 million, or 21%, decrease from the same period last year.  All regions experienced declines in services revenue with the exception of Asia Pacific.

For the first six months of fiscal 2006 services revenue was $25.8 million, representing a decrease of $4.1 million, or 14%, when compared to the same period last year at $29.9 million.  Holding exchange rates constant to those prevailing during the first six months of fiscal 2005, services revenue for the first half of fiscal 2006 would have been approximately $25.0 million, reflecting a $4.9 million, or 16%, decrease when compared to last year.  The effect of the change in exchange rates mainly related to fluctuations in the Euro and Polish Zlotty.  All regions with the exception of Asia Pacific saw declines year over year.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $22.3 million and $23.9 million and as a percentage of total revenue was 38% and 42% for the second quarter of fiscal 2006 and 2005, respectively.  Holding exchange rates constant to those prevailing during the second quarter last year, total cost of revenue for the second quarter of fiscal 2006 would have been approximately $0.3 million lower at $22.0 million and the cost of revenue percentage would have been unchanged at 38%, reflecting the less than one percentage point impact of currencies on our margins.

For the first six months of fiscal 2006 and 2005, total cost of revenue was $44.9 million and $46.2 million and as a percentage of total revenue was 39% and 40%, respectively.  Holding exchange rates constant to those prevailing during the second quarter of fiscal 2005, total cost of revenue for the first six months of fiscal 2006 would have been approximately $0.9 million lower at $44.0 million and would have been unchanged when expressed as a percentage of total revenue at 39%.

On both a quarter-over-quarter and year-over-year basis, our margins were favorably impacted by the change in revenue mix to license and maintenance and other revenue from lower margin services revenue, partially offset by margin declines in services.

Sales and Marketing.  Sales and marketing expense increased $1.7 million, or 11%, to $16.8 million for the second quarter of fiscal 2006 from $15.1 million in the comparable prior year period.  Holding exchange rates constant to last year, current quarter expense would have been approximately $1.5 million higher than last year.  The cost of our annual user conference held during the second quarter was $0.6 million higher in the current quarter than in the second quarter last year.  Partner fees were $0.5 million higher in the current quarter primarily due to the large Asia Pacific transaction which was sold through an agent.  Personnel expenses were $0.3 million higher due to our increased focus on recruiting and hiring additional salespeople, particularly in the United States.

On a year-to-date basis, sales and marketing expense increased $1.7 million, or 6%, to $31.8 million for the first half of fiscal 2006 from $30.1 million in the comparable prior year period.  Holding exchange rates constant to last year, current year to date expense would have been approximately $1.2 million higher than the prior year period.  The primary reasons for the increase year-over-year are a $0.6 million increase in the cost of our annual user conference and a $0.6 million increase in sales agent fees.

Research and Development.  Research and development expense, which is managed on a global basis, decreased $0.3 million, or 4%, to $8.1 million for the second quarter of fiscal 2006 when compared to the same quarter last year at $8.4 million.  Lower personnel expenses of $0.6 million were offset by higher travel of $0.2 million and higher professional fees of $0.2 million.

On a year-to-date basis, research and development expense decreased $1.3 million, or 7%, to $16.3 million for fiscal 2006 when compared to the same period last year at $17.6 million.  This decrease was mainly related to lower personnel and related costs of $1.7 million, reflecting the impact of our cost containment efforts in the third quarter of last year.  These savings were partially offset by higher travel of $0.2 million and an unfavorable currency impact of $0.2 million.

General and Administrative.  General and administrative expense increased $0.2 million, or 4%, to $6.5 million for the second quarter of fiscal 2006 from the same quarter last year at $6.3 million.  Higher professional fees of $0.5 million were partly related to Sarbanes Oxley consulting expenses recorded earlier in fiscal year 2006 than in the prior year.  This was offset by lower personnel expense of $0.3 million.

On a year-to-date basis, general and administrative expense was $13.3 million, representing a $0.7 million, or 5%, increase from $12.6 million in the same period last year, of which approximately $0.2 million related to an unfavorable currency impact.  Higher professional fees of $0.9 million mainly related to Sarbanes Oxley consulting expenses recorded earlier in the year in fiscal 2006, were offset by lower personnel expenses of $0.9 million, primarily due to lower bonuses and payroll expenses in fiscal 2006 compared to fiscal 2005.  In addition, bad debt and other taxes were each $0.1 million higher in the current quarter than when compared to the same period in the prior year.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions was $0.1 million for the current quarter and $0.2 million in same quarter last year.  On a year-to-date basis, amortization was $0.2 million, representing a $0.1 million decrease from the $0.3 million for the same period last year.  These decreases were primarily due to intangible assets which were amortized during the previous year and had become fully amortized prior to the current period.

Other (Income) Expense. Net other (income) expense was $(0.9) million and $0.3 million for the second quarter of fiscal 2006 and 2005, respectively.  The $1.2 million change primarily relates to $1.0 million of foreign exchange gains in the current quarter mainly related to the Euro and Great Britain Pound, as well as higher interest income in the current quarter due to higher interest rates.

Net other (income) expense was $(0.8) million and $0.2 million for the first half of fiscal 2006 and 2005, respectively.  The $1.0 million change primarily relates to exchange gains in the current year totaling $0.9 million compared to $0.1 million of exchange losses in the prior period as well as $0.3 million higher interest income in the current year when compared to the prior year same period, primarily due to higher interest rates.

In August 2005, we received a $0.5 million payment, related to a lawsuit which is still pending, from an insurance company that represented a former QAD country manager.  In return for the payment, QAD dropped all claims against the former country manager and certain third-parties.  The payment will be reported in the third quarter of fiscal 2006 in “Other (income) expense”.

Income Tax Expense.  We recorded income tax expense of $1.3 million for the current quarter and $0.6 million for the same quarter last year.  These amounts include taxes in jurisdictions that were profitable during these periods.

We recorded income tax expense of $1.9 million and $0.4 million for the first half of fiscal 2006 and 2005, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods.  In addition, year-to-date tax expense includes benefits related to the reversal of deferred tax asset valuation allowances of $0.4 million and $1.3 million for fiscal 2006 and 2005, respectively, attributable to the realization of certain deferred tax assets in foreign jurisdictions, as it was determined that it was more likely than not that these benefits would be realized.  The deferred tax asset valuation allowances which were reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.

We have not recognized a benefit for deferred tax assets that management has determined are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.

Working Capital

Our working capital was $7.7 million and $27.6 million as of July 31, 2005 and January 31, 2005, respectively.  The $19.8 million decrease in working capital was primarily due to a $38.7 million decrease in current assets, partially offset by an $18.9 million decrease in current liabilities.  The $38.7 million decrease in current assets related to an $18.0 million decrease in combined cash and equivalents and marketable securities, an $18.4 million decrease in accounts receivable and $2.2 million decrease in current assets. The $18.4 million decrease in accounts receivable relates primarily to seasonal declines following high year-end renewal billings.  Cash and equivalents and marketable securities combined decreased from $68.3 million at January 31, 2005 to $50.3 million as of July 31, 2005.  The primary reasons for this decrease is the purchase of 2 million shares of QAD common stock for $14.8 million and our pay-off of our credit facility in the amount of $7.6 million.  For additional explanation of cash changes, please see the “Cash Flows” section below.

Current liabilities declined $18.9 million due to a $13.5 million decrease in deferred revenue and a $1.5 million decrease in the current portion of long-term debt due to the repayment of our credit facility.  Deferred revenue decreased $13.5 million due to seasonal declines following high year-end maintenance renewal billings, which caused a corresponding seasonal decline in deferred revenue.  The decrease in current liabilities includes a $2.7 million decrease in accounts payable, partly attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end payables.

Accounts receivable days’ sales outstanding, using the countback method, increased to 78 days at July 31, 2005 compared to 60 days at January 31, 2005 and decreased from 82 days at July 31, 2004.  The increase over the prior year-end is consistent with our normal cycle, given that the fourth quarter generally carries a larger number of significant sales transactions, which can carry longer payment terms.

Cash Flows

Following is a summary of cash flows for the first six months of fiscal 2006 and 2005:

Operating Activities

Net cash provided by operating activities was $12.9 million and $7.8 million in the first half of fiscal 2006 and 2005, respectively.  The increase from fiscal 2005 to 2006 related primarily to a smaller decline in other liabilities of $5.3 million due to higher payments for severance, commissions, bonuses and income tax accruals in fiscal 2005 than in fiscal 2006.  In addition, the change in other liabilities in the current year includes a $2.0 million accrual for purchased software, which the company has not paid as of July 31, 2005.  Other changes in operating expenses consist of $0.8 million decrease in the provision for doubtful accounts and sales adjustments due to recoveries of previously reserved receivables in the current year mainly in the EMEA and Asia Pacific regions.  In addition, we incurred exit costs of $0.9 million relating to our data center move from leased facilities to our corporate headquarters.

Investing Activities

Net cash provided by (used in) investing activities for the first half of fiscal 2006 and 2005 was $6.9 million and $(9.7) million, respectively.  The first halves of fiscal 2006 and 2005 included $4.5 million and $8.3 million, respectively, of property and equipment purchases.  The prior year purchases primarily related to the construction of our new company headquarters on property owned by QAD in Summerland, California.  The current year purchases primarily relate to our build-out of the data center at our new company headquarters.  In fiscal 2006, we sold $13.0 million in marketable securities and deposited the proceeds into our cash account.  The first quarter of fiscal 2005 included $0.8 million paid in connection with the acquisition of certain assets and liabilities of Oxford Consulting Group, Inc.  For further discussion of this business combination, see note 7 within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing Activities

Net cash (used in) provided by financing activities was $(23.0) million and $7.1 million for the first half of fiscal 2006 and 2005, respectively.

During the second quarter of fiscal 2006, we purchased 2 million shares of QAD common stock from REI II for $7.40 per share for total cash consideration of $14.8 million.

During the second quarter of fiscal 2005, the Board of Directors authorized the repurchase of up to 1 million shares of QAD common stock over a one year period.  The first six months of fiscal 2005 includes $1.5 million related to the repurchase of approximately 145,000 shares at an average price of approximately $10 per share.  We did not make any stock repurchases under this plan during the first six months of fiscal 2006.  The plan expired on June 15, 2005.

In the second quarter of fiscal 2006, we repaid the outstanding balance of $7.6 million on the Comerica Bank Credit Facility.

The first six months of the current and prior year also include $1.2 million and $1.9 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options.  During the first half of fiscal 2006, $1.6 million in dividends were paid to stockholders.

The first six months of the prior fiscal year includes $3.9 million in borrowings under our construction loan.  During the six months ended July 31, 2004, we entered into a permanent financing arrangement with Mid-State Bank for $17.8 million in proceeds.  The proceeds were used to pay off the then existing construction loan of $14.3 million.  The transactions are more fully described in the “Contractual Obligations” section below.

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

Construction Loan

In connection with the construction of our new headquarters located in Summerland, California, and in accordance with the provisions of the construction loan agreement with Santa Barbara Bank and Trust, we received $3.9 million to fund qualified expenditures made during the six months ended July 31, 2004.  Total borrowings under the construction loan agreement were $14.3 million.  On July 28, 2004, we repaid the construction loan in full.  Interest expense incurred through April 1, 2004 (the approximate date we moved into the new facility) was capitalized and included in “Property and equipment, net” in our Condensed Consolidated Balance Sheets.  Interest expense incurred from April 1, 2004 through July 28, 2004 was expensed to “Interest expense” in our Condensed Consolidated Income Statement.

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

The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before income taxes, depreciation and amortization (EBITDA).  The agreement includes an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to our 12-month trailing EBITDA.

The CB Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio.  Effective May 9, 2005, the CB Facility was amended.  The amendment increases the amount of QAD common stock that we may repurchase, in any trailing four-quarter period, from $20 million to $30 million dollars.

In the second quarter of fiscal 2006, we paid the outstanding amount under the credit facility of $7.6 million.   As of July 31, 2005, we were in compliance with the debt covenants, as amended.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  For both the six months ended July 31, 2005 and 2004, approximately 35% of our revenue was denominated in foreign currencies.  Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for both the six months ended July 31, 2005 and 2004.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  Foreign currency transaction gains totaled $0.9 million and $0.1 million for the six months ended July 31, 2005 and 2004, respectively.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

PART II

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

5/1/05 – 5/31/05	2,000,000	$7.40	—	257,692

6/1/05 – 6/30/05	—	$—	N/A	N/A

7/1/05 – 7/31/05	—	$—	N/A	N/A

(1)           The Board of Directors approved a one time purchase of 2 million shares from an individual shareholder at a fixed per share price of $7.40.

(2)           In June 2004 the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock. As of January 31, 2005, 742,308 shares had been repurchased under the program. No additional shares were repurchased during the six months of fiscal 2006. The plan expired on June 15, 2005.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on June 21, 2005, the following proposals were adopted:

(1)   To re-elect one incumbent director to the board of directors to hold office for a term of three years until the annual meeting of stockholders in the year 2008:

	Votes For	Votes Withheld
Karl F. Lopker	20,555,300	3,120,789

(2)   To approve an amendment to the Company’s Certificate of Incorporation:

Votes For	Votes Against	Abstentions
23,074,776	590,660	10,653

(3)   To approve an amendment to the QAD Inc. 1997 Stock Incentive program, as Amended:

Votes For	Votes Against	Abstentions
18,580,102	4,163,534	932,453

ITEM 6 – EXHIBITS

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

QAD Inc.
(Registrant)

Date: September 9, 2005	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller
(Chief Accounting Officer)