Form 10-Q
period 2005-10-31
QAD INC
filed 2005-12-09
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                                                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

The number of shares outstanding of the issuer’s common stock as of November 30, 2005 was 32,434,911.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	October 31,	January 31,
	2005	2005
Assets
Current assets:
Cash and equivalents	$52,797	$55,289
Marketable securities	—	13,000
Accounts receivable, net	38,509	63,145
Other current assets	11,095	13,785

Total current assets	102,401	145,219

Property and equipment, net	40,956	39,701
Capitalized software costs, net	5,499	2,791
Goodwill	10,568	11,552
Other assets, net	8,490	7,830

Total assets	$167,914	$207,093

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$238	$1,725
Accounts payable	6,711	11,896
Deferred revenue	54,440	70,805
Other current liabilities	30,796	33,234

Total current liabilities	92,185	117,660

Long-term debt	17,603	23,911
Other liabilities	809	892
Minority interest	692	593

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,349,504 and 35,338,952 shares at October 31, 2005 and January 31, 2005, respectively	35	35
Additional paid-in capital	119,570	119,533
Treasury stock, at cost (2,959,129 and 1,529,792 shares at October 31, 2005 and January 31, 2005, respectively)	(21,507)	(9,668)
Accumulated deficit	(34,288)	(40,154)
Unearned compensation – restricted stock	(330)	(440)
Accumulated other comprehensive loss	(6,855)	(5,269)

Total stockholders’ equity	56,625	64,037

Total liabilities and stockholders’ equity	$167,914	$207,093

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Revenue
License fees	$10,066	$13,892	$40,233	$42,497
Maintenance and other	29,297	28,348	87,400	84,857
Services	12,049	13,213	37,805	43,126

Total revenue	51,412	55,453	165,438	170,480

Costs and expenses:
Cost of license fees	1,604	2,212	5,852	6,059
Cost of maintenance, service and other revenue	19,425	20,274	60,093	62,673
Sales and marketing	13,818	12,879	45,636	42,973
Research and development	7,302	7,829	23,644	25,444
General and administrative	6,315	6,931	19,573	19,579
Amortization of intangibles from acquisitions	51	150	237	402

Total costs and expenses	48,515	50,275	155,035	157,130

Operating income	2,897	5,178	10,403	13,350

Other (income) expense:
Interest income	(334)	(193)	(993)	(518)
Interest expense	336	564	1,240	1,315
Other (income) expense, net	(350)	641	(1,345)	453

Total other (income) expense	(348)	1,012	(1,098)	1,250

Income before income taxes	3,245	4,166	11,501	12,100
Income tax expense	557	1,050	2,463	1,425

Net income	$2,688	$3,116	$9,038	$10,675

Basic net income per share	$0.08	$0.09	$0.28	$0.31
Diluted net income per share	$0.08	$0.09	$0.27	$0.30

See accompanying notes to condensed consolidated financial statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 31,
	2005	2004

Cash flows from operating activities:
Net income	$9,038	$10,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,585	5,824
Provision for doubtful accounts and sales adjustments	39	328
(Gain) loss on disposal of property and equipment	(12)	120
Tax benefit from reversals of tax allowances and reserves	(793)	(1,263)
Exit costs	1,075	—
Other, net	(71)	137
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	23,664	17,224
Other assets	2,267	2,348
Accounts payable	(4,918)	(4,155)
Deferred revenue	(14,666)	(13,444)
Other liabilities	(3,179)	(8,751)
Net cash provided by operating activities	18,029	9,043
Cash flows from investing activities:
Purchase of property and equipment	(5,912)	(9,042)
Capitalized software costs	(2,845)	(787)
Acquisitions of businesses	—	(766)
Proceeds from sale of marketable securities	13,000	—
Proceeds from sale of property and equipment	43	29
Net cash provided by (used in) investing activities	4,286	(10,566)
Cash flows from financing activities:
Proceeds from construction loan	—	3,870
Repayment of construction loan	—	(14,338)
Repayments of debt	(7,794)	(1,189)
Proceeds from issuance of common stock	2,236	2,520
Proceeds from notes payable, net of fees	—	17,843
Repurchase of common stock	(14,800)	(5,581)
Dividends paid	(2,450)	(4,277)
Net cash used in financing activities	(22,808)	(1,152)

Effect of exchange rates on cash and equivalents	(1,999)	387

Net decrease in cash and equivalents	(2,492)	(2,288)

Cash and equivalents at beginning of period	55,289	46,784

Cash and equivalents at end of period	$52,797	$44,496

See accompanying notes to condensed consolidated financial statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial information contained therein.  These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in QAD’s (the company) Annual Report on Form 10-K for the year ended January 31, 2005.  The results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

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

As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, the company generally recognizes no compensation cost for employee stock options and purchases under its Employee Stock Purchase Plan (ESPP). Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the company’s balance sheet or total cash flows, it will affect net income and basic and diluted earnings per share. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model the company uses to value future share-based payments to employees and estimated forfeiture rates.

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

Amortization Period for Leasehold Improvements

On June 29, 2005, the FASB ratified the Emerging Issues Task Force’s (EITF) 05-06, “Determining the Amortization Period for Leasehold Improvements”. EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF 05-06 were effective on a prospective basis for leasehold improvements purchased or acquired beginning in the third quarter of fiscal 2006. The adoption of EITF 05-06 did not have a material effect on the company’s consolidated financial position, results of operations or cash flows.

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

Compensation expense related to stock options granted to non-employees is accounted for under SFAS 123, “Accounting for Stock-Based Compensation” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services,” which require entities to recognize an expense, based on the fair value of the related awards.  SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123” amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  The company is not currently required to transition to use a fair value method of accounting for stock-based employee compensation.  Instead, the company has elected to provide the required disclosures as if it had transitioned.  The following table illustrates the effect on net income and basic and diluted net income per share as if the company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income, as reported	$2,688	$3,116	$9,038	$10,675
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17	27	52	55
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	923	754	2,376	2,060
Pro forma net income	$1,782	$2,389	$6,714	$8,670

Basic and diluted net income per share:
As reported
Basic	$0.08	$0.09	$0.28	$0.31
Diluted	$0.08	$0.09	$0.27	$0.30
Pro forma
Basic	$0.06	$0.07	$0.20	$0.25
Diluted	$0.05	$0.07	$0.20	$0.25

The fair value of stock options and stock purchased under the ESPP at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for the nine months ended October 31, 2005 and 2004:

Stock–Based Compensation	Expected Life (in years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield

Options:
2005	5.00	0.84	4.15%	1.29%
2004	5.50	0.98	3.70%	1.30%

ESPP:
2005	0.25	0.34	3.44%	1.29%
2004	0.25	0.88	1.91%	1.30%

Stock Repurchase

On May 26, 2005, the company purchased from Recovery Equity Investors II, L.P. (“REI II”), a Delaware limited partnership, 2 million shares of QAD common stock for $7.40 per share for a total purchase price of $14.8 million.  Prior to the transaction, REI II owned 3,002,778 shares of QAD common stock based on a stock purchase agreement dated December 23, 1999.

The open market stock repurchase program authorized by the Board of Directors for a period of one year expired on June 15, 2005.  No shares were repurchased under the program for the nine months ended October 31, 2005.

5.   COMPREHENSIVE INCOME

Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the company’s Condensed Consolidated Balance Sheets.  The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
	(in thousands)
Net income	$2,688	$3,116	$9,038	$10,675
Foreign currency translation adjustments	22	554	(1,586)	534

Comprehensive income	$2,710	$3,670	$7,452	$11,209

6.   COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$2,688	$3,116	$9,038	$10,675

Weighted average shares of common stock outstanding - basic	32,236	33,935	32,798	34,025

Weighted average shares of common stock equivalents issued using the treasury stock method	842	906	882	1,296

Weighted average shares of common stock and common stock equivalents outstanding - diluted	33,078	34,841	33,680	35,321

Basic net income per share	$0.08	$0.09	$0.28	$0.31
Diluted net income per share	$0.08	$0.09	$0.27	$0.30

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method.  Due to the market value of the stock at the time of calculation for each of the three and nine months ended October 31, 2005, shares of common stock equivalents of approximately 1.8 million and 1.9 million, respectively, were not included in the diluted calculation because they were anti-dilutive.  For the three and nine months ended October 31, 2004, shares of common stock equivalents of approximately 2.0 million and 0.6 million, respectively, were not included in the diluted calculation because they were anti-dilutive.

7.   BUSINESS COMBINATIONS

Oxford Consulting Group, Inc.

On April 30, 2004, the company acquired certain assets and liabilities of Oxford Consulting Group, Inc. (Oxford) located in the United States.  Oxford’s business primarily focused on electronic data interchange (EDI) systems design, installation and services in connection with the MFG/PRO software owned and licensed by the company.

Under the terms of the asset purchase agreement, the company paid $0.8 million in cash upon consummation and issued 40,000 shares of restricted common stock that vest over time and are treated as compensation to certain former employees of Oxford who now work for the company.  The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the acquired assets, including identifiable intangible assets and liabilities at their fair values as of April 30, 2004.  The $0.8 million cash purchase price was mainly allocated to intellectual property ($0.6 million), a customer list ($0.1 million) and customer contracts ($0.1 million) and is being amortized over periods ranging from six months to three years.

8.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2005 and January 31, 2005 were as follows:

	October 31,	January 31,
	2005	2005
	(in thousands)

Capitalized software costs:
Acquired software technology	$6,396	$2,600
Capitalized software development costs	1,518	2,708
	7,914	5,308
Accumulated amortization	(2,415)	(2,517)

Capitalized software costs, net	$5,499	$2,791

The increase in acquired software technology is primarily attributable to intellectual property acquired during the fiscal 2006 first quarter from Soft Cell N.V.  On February 11, 2005, the company entered into an agreement with Soft Cell N.V. to purchase intellectual property comprised of certain software that is complementary to MFG/PRO.  Specifically, the software purchased will enhance the company’s existing financial modules and user interface.  The software acquired was technologically feasible at each of the acquisition dates and there are no significant issues related to integration with MFG/PRO.  The original purchase price was approximately $3.7 million and is due in phases from February 2005 through May 2006.  In August 2005, the company purchased an additional module for $0.2 million.  As of October 31, 2005, the company has paid $2.5 million, with the remaining $1.4 million recorded in other current liabilities.  The purchase price is included in capitalized software and amortization will begin at the time the product is sold to customers which is expected to occur in fiscal 2007.

The change in capitalized software development costs from January 31, 2005 to October 31, 2005 includes $1.4 million of “Capitalized software developments costs” being removed from the balance sheet.  It is the company’s policy to write-off capitalized software development costs once fully amortized.  Accordingly, the corresponding $1.4 million of “Accumulated amortization” was also removed from the balance sheet.  These write-offs do not impact “Capitalized software costs, net.”

Amortization of capitalized software costs was $1.2 million for both the nine months ended October 31, 2005 and 2004, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.

9.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the applicable reporting units, the changes in the carrying amount of goodwill for the nine months ended
October 31, 2005 were as follows (reporting unit regions are defined in note 12 within these Notes to Condensed Consolidated Financial Statements):

	EMEA	Asia Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2005	$10,477	$285	$790	$11,552

Impact of foreign currency translation	(998)	(16)	30	(984)

Balances, October 31, 2005	$9,479	$269	$820	$10,568

The company is required to analyze goodwill for impairment on at least an annual basis.  The company has chosen November 30th as its annual test date.

Intangible Assets

	October 31,	January 31,
	2005	2005
	(in thousands)
Amortizable intangible assets	$814	$2,888
Less: accumulated amortization	(745)	(2,568)
Net amortizable intangible assets	$69	$320

Intangible assets are included in “Other assets, net” in the company’s Condensed Consolidated Balance Sheets.  The change in amortizable intangible assets from January 31, 2005 to October 31, 2005 includes $1.9 million of “Amortizable intangible assets” being removed from the balance sheet.  It is the company’s policy to write-off intangible assets once fully amortized.  Accordingly, the corresponding $1.9 million of “Accumulated amortization” was also removed from the balance sheet.  These write-offs do not impact “Net amortizable intangible assets”, nor are they reflected as a charge to expense on the Condensed Consolidated Statements of Operations.

As of October 31, 2005 and January 31, 2005, excluding goodwill, all of the company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization.

Intangible assets are principally comprised of intellectual property, customer contracts and covenants not to compete.  The aggregate amortization expense related to amortizable intangible assets was $0.1 million and $0.2 million for the three and nine months ended October 31, 2005 and $0.2 million and $0.4 million for the three and nine months ended October 31, 2004, respectively.

The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2006 and 2007 is $26,000 and $43,000, respectively.  No additional amortization of these assets is estimated in fiscal 2008 and thereafter.

10.  LONG-TERM DEBT

	October 31,	January 31,
	2005	2005
	(in thousands)
Total debt
Notes payable	$17,765	$17,914
Credit facility	—	7,625
Capital lease obligations	76	97
	17,841	25,636
Less current maturities	238	1,725
Long-term debt	$17,603	$23,911

Notes Payable

On July 28, 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of the company, entered into a loan agreement with Mid-State Bank & Trust.  The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%.  This is a non-recourse loan, which is secured by real property located in Summerland, California.  The loan matures in ten years (principal and interest).  Over the term of the loan, the company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.  Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million.  As of October 31, 2005 and January 31, 2005, the principal balance of the loan was $17.8 million and $17.9 million, respectively.

Credit Facility

Effective April 7, 2005, the company entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility). On April 7, 2005, the company terminated its existing $30 million secured credit facility with Wells Fargo Foothill, Inc.  Amounts then outstanding under the Wells Fargo Foothill Facility were repaid with funds borrowed from the CB Facility.

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

In the second quarter of fiscal 2006, the company repaid the outstanding balance of $7.6 million.  As of October 31, 2005, the company was in compliance with the debt covenants, as amended.

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

The geographic business segments derive revenue from the sale of licenses, maintenance and services to third-party customers.  License revenue is assigned to the business segments based on the proportion of commission earned by each business segment; maintenance revenue is allocated to the business segment where the end user customer is located; and, services revenue is assigned based on the business segment where the services are performed.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
	(in thousands)

Revenue:
North America	$21,606	$23,786	$68,003	$73,306
EMEA	16,351	19,373	55,567	61,803
Asia Pacific	9,304	8,782	30,748	25,296
Latin America	4,151	3,512	11,120	10,075
	$51,412	$55,453	$165,438	$170,480

Operating income (loss):
North America	$3,373	$4,248	$11,549	$14,380
EMEA	(277)	109	288	368
Asia Pacific	404	1,058	2,727	634
Latin America	201	63	(189)	255
Corporate	(804)	(300)	(3,972)	(2,287)
	$2,897	$5,178	$10,403	$13,350

	October 31,	January 31,
	2005	2005
Identifiable assets:
North America	$96,857	$117,406
EMEA	41,158	62,125
Asia Pacific	22,657	20,757
Latin America	7,242	6,805
	$167,914	$207,093

13.  EXIT COSTS

In March 2005, the company moved its data center from leased office space in Carpinteria, California to its new headquarters in Summerland, California.  Under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, a loss must be recognized for costs that will continue to be incurred under the lease agreement without economic benefit to the company.  At the time the company vacated the data center, it expensed $0.9 million, of which $0.3 million was reflected in cost of revenue and $0.6 million was included in operating expenses, related to the present value of the estimated loss on the lease and related asset disposal costs.   The company’s original accrual was based on an estimated sublease move-in date of November 1, 2005.  During the third quarter of fiscal 2006, the company determined it was not able to sublease by November 1, 2005 and adjusted its estimate.  As such, the company incurred an additional $0.2 million of exit costs.  Although the company has not secured a sublease agreement with a tenant, it expects to do so by April, 2006.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

We are dependent upon key personnel.  Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel.  Competition for these personnel can be intense, and we have at times experienced difficulty in recruiting and retaining qualified personnel.  We may be unable to retain our key technical and managerial employees and we may not be successful in attracting, assimilating and retaining other highly qualified technical and managerial personnel in the future.  The loss of any member of our key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us.  We do not currently have key-person insurance covering any of our employees.  In the second quarter of fiscal 2006, several of our top management in Europe departed from the company and we are in search of a new head of the European business.

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

Revenue Recognition

QAD generally licenses its software under non-cancelable license agreements, including certain third-party software sold in conjunction with QAD software; provides customer support; and, provides services including technical, implementation and training.  Revenue is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”.  Our revenue recognition policy may be described as follows:

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

Valuation of Deferred Tax Assets

During the fiscal 2006 and 2005 first quarters, we realized benefits of $0.4 million and $1.3 million, respectively, related to the reversal of deferred tax asset valuation allowances.  The deferred tax asset valuation allowances that reversed were related to foreign subsidiaries with prior losses that had become profitable and are forecasting continued profitability.  In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible.  At this time, we believe there is not a sufficient historical and current trend of profitability to reduce the remaining deferred tax asset valuation allowance.  However, this determination may be revised based upon additional periods of profitability as well as changes in forecasted trends of profitability.  Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets may decrease tax expense or impact the balance sheet in the period such determination is made.  Likewise, should we determine that we would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to deferred tax assets may increase tax expense or impact the balance sheet in the period such determination is made.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Revenue:
License fees	20%	25%	24%	25%
Maintenance and other	57	51	53	50
Services	23	24	23	25
Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	3	4	4	3
Cost of maintenance, service and other revenue	38	37	36	37
Sales and marketing	27	23	28	25
Research and development	14	14	14	15
General and administrative	12	13	12	12
Amortization of intangibles from acquisitions	—	—	—	—
Total costs and expenses	94	91	94	92
Operating income	6	9	6	8
Other expense (income)	—	1	(1)	1
Income before income taxes	6	8	7	7
Income tax expense	1	2	2	1
Net income	5%	6%	5%	6%

Total Revenue.  Total revenue for the third quarter of fiscal 2006 was $51.4 million, a decrease of $4.1 million, or 7%, from $55.5 million in the third quarter of fiscal 2005, primarily due to lower license and services revenue in the current quarter.  Holding foreign currency exchange rates constant to those applicable in the third quarter of fiscal 2005, total revenue for the current quarter would have been approximately $50.8 million when compared to the same period last year.  When comparing categories within total revenue at constant rates, our current quarter results included lower license and services revenue offset by higher maintenance and other revenue.  International revenue as a percentage of total revenue was 58% in the third quarter of fiscal 2006, as compared to 57% in the same period of the prior fiscal year.  Both the North America and Europe, Middle East and Africa (EMEA) regions experienced decreases in total revenue.  Those decreases were slightly offset by an increase in our Latin America region while our Asia Pacific region remained flat.

Total revenue for the first nine months of fiscal 2006 was $165.4 million, a decrease of $5.1 million, or 3%, from $170.5 million in the first nine months of fiscal 2005.  Holding foreign currency exchange rates constant to those applicable in the first nine months of fiscal 2005, total revenue for the current year would have been approximately $163.1 million, representing a $7.4 million, or 4%, decline when compared to the same period last year.  When comparing categories within total revenue at constant rates, the first nine months of fiscal 2006 included lower license and services revenue offset by higher maintenance and other revenue.  International revenue as a percentage of total revenue was 59% in the first nine months of fiscal 2006, as compared to 57% in the same period of the prior year.  The shift was primarily attributed to increases in revenue in the Asia Pacific region.

License Revenue.  License revenue was $10.1 million for the third quarter of fiscal 2006, down $3.8 million, or 27%, from $13.9 million for the third quarter of fiscal 2005.  Holding foreign currency exchange rates constant to fiscal 2005, license revenue for the current quarter would have been approximately $9.9 million, representing a $4.0 million, or 29%, decrease from the same period last year.  We experienced a decrease in license revenue across all regions with the exception of Latin America.  When comparing the current quarter ended October 31, 2005 to the same quarter in the previous year, discounts granted to customers for software licenses have decreased slightly due to fewer large deals recognized in the current quarter as compared to last year.  Larger deals tend to be discounted greater than smaller ones.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period.  During the third quarter of fiscal 2006, three customers placed license orders totaling more than $300,000, of which none exceeded $1 million.  This compared to the fiscal 2005 third quarter in which six customers placed license orders totaling more than $300,000, of which one exceeded $1 million.  Although six customers placed license orders totaling more than $300,000 in the third quarter of fiscal 2005, we recognized revenue on four of those license orders as two of the orders did not meet revenue recognition criteria until the fourth quarter of fiscal 2005.

License revenue was $40.2 million for the first nine months of fiscal 2006, down $2.3 million, or 5%, from $42.5 million for the first nine months of fiscal 2005.  Holding foreign currency exchange rates constant to fiscal 2005, license revenue for the current year would have been approximately $39.8 million, representing a $2.7 million, or 6%, decrease from the same period last year, mainly related to a decrease in license revenue in our North America and EMEA regions.  The favorable currency impact of approximately $0.4 million for the nine month period ended October 31, 2005 related mainly to fluctuations in the Brazilian Real and Polish Zlotty.  We have continued to sell our software licenses at prices comparable to last year across all regions.  During the first nine months of fiscal 2006, 17 customers placed license orders totaling more than $300,000, of which two exceeded $1 million.  This compared to 23 customers who placed license orders in the first nine months of fiscal 2005 totaling more than $300,000, of which one exceeded $1 million.  Of the 23 customers that placed license orders totaling more than $300,000, we recognized revenue on 21 of those customers’ license orders in the first nine months of fiscal 2005.

Maintenance and Other Revenue.  Maintenance and other revenue was $29.3 million for the third quarter of fiscal 2006, representing an increase of $1.0 million, or 4%, from $28.3 million for the third quarter of fiscal 2005.  When we hold exchange rates constant to those prevailing in the third quarter of fiscal 2005, third quarter fiscal 2006 maintenance and other revenue would have been approximately $29.0 million, representing a $0.7 million, or 2%, increase when compared to the prior year.  Maintenance and other revenue was $87.4 million for the first nine months of fiscal 2006, up $2.5 million, or 3%, from the same period last year at $84.9 million.  Maintenance revenue increased across all regions except EMEA for both the quarter and nine month periods ended October 31, 2005 when compared to the same periods ended October 31, 2004.  Holding exchange rates constant to those prevailing in the first nine months of fiscal 2005, fiscal 2006 maintenance and other revenue would have been approximately $86.4 million, representing a $1.5 million, or 2%, increase when compared to last year.  The favorable currency impact of approximately $0.3 million for the third quarter and $1.0 million for the first nine months of this year related mainly to fluctuations in the Brazilian Real, Australian Dollar and Polish Zlotty.

Other factors impacting the comparison of the third quarter and first nine months of the current year to the same periods last year include additional maintenance on new license sales, offset by cancellations within our existing customer base and the timing of customer commitments to contract renewals.  The period in which we recognize maintenance revenue can be impacted in cases where a renewal billing is not authorized by the customer during the period in which the maintenance contract period begins.  Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue due to the delay is recognized immediately, at the time of invoice.  The level of invoicing related to delayed maintenance has remained relatively flat when comparing the third quarter of fiscal 2006 to the same period in the prior year.  When comparing year to date fiscal 2006 results to the same period last year, our level of invoicing related to delayed maintenance renewals increased in our Asia Pacific and Latin America regions.  In all the applicable periods, North America was current in renewals.

We measure our rate of contract renewals routinely by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end.  Our maintenance contract renewal rate for the third quarter and first nine months of both fiscal 2006 and 2005 was in excess of 90%.

Services Revenue.  Services revenue was $12.0 million for the third quarter of fiscal 2006, representing a decrease of $1.2 million, or 9%, when compared to the same period last year at $13.2 million.  Holding exchange rates constant to those prevailing during the third quarter of fiscal 2005, services revenue for the third quarter of fiscal 2006 would have been approximately $11.9 million, reflecting a $1.3 million, or 10%, decrease from the same period last year.  The primary reason for the decline in services revenue was a decrease in the EMEA region, which is consistent with lower license revenue in the region.  The Asia Pacific region experienced a slight increase while North America and Latin America remained flat.

For the first nine months of fiscal 2006 services revenue was $37.8 million, representing a decrease of $5.3 million, or 12%, when compared to the same period last year at $43.1 million.  Holding exchange rates constant to those prevailing during the first nine months of fiscal 2005, services revenue for the first nine months of fiscal 2006 would have been approximately $36.9 million, reflecting a $6.2 million, or 14%, decrease when compared to last year.  The favorable effect of the change in exchange rates was mainly related to fluctuations in the Euro, Brazilian Real, Australian Dollar and Polish Zlotty.  Both the North America and EMEA regions experienced decreases in services revenue, consistent with decreases in license revenue in those regions, while Latin America remained flat and Asia Pacific services revenue increased.

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $21.0 million and $22.5 million and as a percentage of total revenue was constant at 41% for both the third quarter of fiscal 2006 and 2005.  Holding exchange rates constant to those prevailing during the third quarter last year, total cost of revenue for the third quarter of fiscal 2006 would have been approximately $0.2 million lower at $20.8 million and the cost of revenue percentage would have been unchanged at 41%, reflecting the less than one percentage point impact of currencies on our margins.

For the first nine months of fiscal 2006 and 2005, total cost of revenue was $65.9 million and $68.7 million and as a percentage of total revenue was unchanged at 40%.  Holding exchange rates constant to those prevailing during the first nine months of fiscal 2005, total cost of revenue for the first nine months of fiscal 2006 would have been approximately $1.1 million lower at $64.8 million and would have been unchanged when expressed as a percentage of total revenue at 40%.

On both a quarter-over-quarter and year-over-year basis, our margins were constant.  In both period comparisons overall margins improved due to a decrease in maintenance cost of revenue as a percent of total maintenance revenue.  Those improvements were offset by increases in our services cost of revenue as a percent of total services revenue.

Sales and Marketing.  Sales and marketing expense increased $0.9 million, or 7%, to $13.8 million for the third quarter of fiscal 2006 from $12.9 million in the comparable prior year period.  Holding exchange rates constant to last year, current quarter expense would have been approximately $13.7 million, or $0.8 million higher than last year.  The increase in sales and marketing expense consists of $0.4 million higher travel primarily in North America and higher professional fees of $0.2 million primarily related to consulting expenses in Japan.

On a year-to-date basis, sales and marketing expense increased $2.6 million, or 6%, to $45.6 million for the first nine months of fiscal 2006 from $43.0 million in the comparable prior year period.  Holding exchange rates constant to last year, current year to date expense would have been approximately $45.0 million, or $2.0 million higher than the prior year period.  The primary reasons for the increase year-over-year are a $0.6 million increase in the cost of our annual Explore user conference held in the United States, a $0.6 million increase in sales agent fees primarily due to a large deal we closed in Japan in the second quarter of fiscal 2006, higher travel of $0.7 million and an increase in the costs associated with an internal workshop for our salespeople of $0.3 million.  These increases were partially offset by lower marketing expenses of $0.3 million.

Research and Development.  Research and development expense, which is managed on a global basis, decreased $0.5 million, or 6%, to $7.3 million for the third quarter of fiscal 2006 when compared to the same quarter last year at $7.8 million.  Excluding the benefit of a $0.3 million expense offset related to a joint development project in the third quarter of fiscal 2006 and $0.8 million in severance costs reported in the same period last year, research and development expenses increased by approximately $0.6 million.  The increases primarily consist of higher salaries of $0.3 million due to an increase in headcount, higher travel of $0.1 million and lower development group income of $0.1 million.

On a year-to-date basis, research and development expense decreased $1.8 million, or 7%, to $23.6 million for fiscal 2006 when compared to the same period last year at $25.4 million.  This decrease was mainly related to lower severance of $0.9 million and lower salaries and related taxes of $1.1 million, reflecting the impact of our cost containment efforts in the third quarter of last year.  These savings were partially offset by higher travel of $0.3 million and an unfavorable currency impact of $0.2 million.

General and Administrative.  General and administrative expense decreased $0.6 million, or 9%, to $6.3 million for the third quarter of fiscal 2006 from the same quarter last year at $6.9 million.  Lower professional fees of $0.4 million were partly related to Sarbanes Oxley consulting expenses recorded earlier in fiscal year 2006 than in the prior year.  In addition, there were $0.4 million of lower bonuses this year when compared to the same period in the prior year.  The decreases in professional fees and bonuses were offset by higher travel of $0.2 million.

On a year-to-date basis, general and administrative expense was flat year over year at $19.6 million.  The current year included approximately $0.2 million related to an unfavorable currency impact.  Fiscal 2006 included lower bonuses of $0.9 million and lower salaries of $0.4 million, which were offset by higher professional fees of $0.6 million, mainly related to Sarbanes Oxley consulting expenses.  Although on a year to date basis fiscal 2006 consulting expenses related to Sarbanes Oxley are higher than fiscal 2005, we expect our annual fees related to Sarbanes Oxley to be lower in fiscal 2006 in comparison to fiscal 2005.  In addition, bad debt and human resources systems costs were each $0.2 million higher in the current period than when compared to the same period in the prior year.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions was $0.1 million for the current quarter and $0.2 million in the same quarter last year.  On a year-to-date basis, amortization was $0.2 million in fiscal 2006, representing a $0.2 million decrease from the $0.4 million for the same period last year.  These decreases were primarily due to intangible assets which were amortized during the previous year and had become fully amortized prior to the current period.

Other (Income) Expense. Net other (income) expense was $(0.3) million and $1.0 million for the third quarter of fiscal 2006 and 2005, respectively.  The $1.3 million change primarily related to three factors.  We received an insurance settlement of $0.5 million in August 2005, related to a lawsuit which is still pending, from an insurance company that represented a former QAD country manager.  In return for the payment, we dropped all claims against the former country manager and certain third-parties.  The lawsuit is related to activities in 1997 in a location outside of the United States.  In addition, foreign exchange losses were lower by $0.4 million in the current quarter mainly related to fluctuations in the Euro.  Interest (income) expense was favorable by $0.4 million when compared to the third quarter of fiscal 2005 primarily due to a reduction in the balance of our credit line.

Net other (income) expense was $(1.1) million and $1.3 million for the first nine months of fiscal 2006 and 2005, respectively.  The $2.4 million change primarily relates to exchange gains in the current year totaling $0.9 million compared to $0.3 million of exchange losses in the prior period as well as $0.5 million higher interest income in the current year when compared to the prior year same period, primarily due to higher interest rates.  In addition, in fiscal 2006, we received a $0.5 million insurance settlement, as discussed above.

Income Tax Expense.  We recorded income tax expense of $0.6 million for the current quarter and $1.1 million for the same quarter last year.  These amounts include taxes in jurisdictions that were profitable during these periods.  The third quarter fiscal 2006 tax provision includes a one-time tax benefit of $0.4 million related to a reversal of a tax reserve resulting from the closure of a statute of limitations.

We recorded income tax expense of $2.5 million and $1.4 million for the first nine months of fiscal 2006 and 2005, respectively.  These amounts include taxes in jurisdictions that were profitable during these periods.  In addition, year-to-date tax expense includes benefits related to the reversal of deferred tax asset valuation allowances of $0.4 million and $1.3 million for fiscal 2006 and 2005, respectively, attributable to the realization of certain deferred tax assets in foreign jurisdictions as it was determined that it was more likely than not that these benefits would be realized.  The deferred tax asset valuation allowances which were reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.  Fiscal 2006 includes a one-time tax benefit of $0.4 million related to a reversal of a tax reserve resulting from the closure of a statute of limitations.

We have not recognized a benefit for deferred tax assets that management has determined are not more likely than not to be realized.  See page 15, “Valuation of Deferred Tax Assets” for more detail.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.

Working Capital

Our working capital was $10.2 million and $27.6 million as of October 31, 2005 and January 31, 2005, respectively.  The $17.4 million decrease in working capital was primarily due to a $42.8 million decrease in current assets, partially offset by a $25.4 million decrease in current liabilities.  The $42.8 million decrease in current assets related to a $15.5 million decrease in combined cash and equivalents and marketable securities, a $24.6 million decrease in accounts receivable and a $2.7 million decrease in current assets. The $24.6 million decrease in accounts receivable relates primarily to seasonal declines following high year-end renewal billings.  Cash and equivalents and marketable securities combined decreased from $68.3 million at January 31, 2005 to $52.8 million as of October 31, 2005.  The primary reasons for the decrease are the purchase of 2 million shares of QAD common stock for $14.8 million and our pay-off of our credit facility in the amount of $7.6 million.  For additional explanation of cash changes, please see the “Cash Flows” section below.

Current liabilities declined $25.4 million due to a $16.4 million decrease in deferred revenue, a $5.2 million decrease in accounts payable, a $2.4 million decrease in other current liabilities and a $1.5 million decrease in the current portion of long-term debt due to the repayment of our credit facility.  Deferred revenue decreased $16.4 million due to seasonal declines following high year-end maintenance renewal billings, which caused a corresponding seasonal decline in deferred revenue.  The decrease in current liabilities includes a $5.2 million decrease in accounts payable, partly attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end payables.

Accounts receivable days’ sales outstanding, using the countback method, increased to 61 days at October 31, 2005 compared to 60 days at January 31, 2005 and decreased from 71 days at October 31, 2004.

Cash Flows

Following is a summary of cash flows for the first nine months of fiscal 2006 and 2005:

Operating Activities

Net cash provided by operating activities was $18.0 million and $9.0 million in the first nine months of fiscal 2006 and 2005, respectively.  The increase from fiscal 2005 to 2006 related primarily to a larger decrease in accounts receivable of $6.4 million primarily due to lower billings in fiscal 2006 and a smaller decline in other liabilities of $5.6 million due to higher payments for severance, commissions, bonuses and income tax accruals in fiscal 2005 than in fiscal 2006.  In addition, the change in other liabilities in the current year includes a $1.4 million accrual for purchased software, which the company has not paid as of October 31, 2005.  Other changes in operating activities consist of a larger decrease in deferred revenue of $1.2 million, a $1.6 million decrease in net income and a larger decrease in accounts payable of $0.8 million.  In addition, we incurred exit costs of $1.1 million relating to our data center move from leased facilities to our corporate headquarters in fiscal 2006.

Investing Activities

Net cash provided by (used in) investing activities for the first nine months of fiscal 2006 and 2005 was $4.3 million and $(10.6) million, respectively.  The first nine months of fiscal 2006 and 2005 included $5.9 million and $9.0 million, respectively, of property and equipment purchases.  The prior year purchases primarily relate to the construction of our new company headquarters on property owned by QAD in Summerland, California.  The current year purchases primarily relate to our build-out of the data center at our new company headquarters and computer equipment purchases.  In fiscal 2006, we sold $13.0 million in marketable securities and deposited the proceeds into our cash account.  We spent $2.8 million year-to-date in fiscal 2006 related to capitalized software costs compared to $0.8 million in the same period in fiscal 2005.  The increase is due to a software purchase we made in fiscal 2006 to upgrade our financial modules and user interface.  The first quarter of fiscal 2005 included $0.8 million paid in connection with the acquisition of certain assets and liabilities of Oxford Consulting Group, Inc.  For further discussion of this business combination, see note 7 within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities was $22.8 million and $1.2 million for the first nine months of fiscal 2006 and 2005, respectively.

During the second quarter of fiscal 2006, we purchased 2 million shares of QAD common stock from Recovery Equity Investors II, L.P. for $7.40 per share for total cash consideration of $14.8 million.

During the second quarter of fiscal 2005, the Board of Directors authorized the repurchase of up to 1 million shares of QAD common stock over a one year period.  The first nine months of fiscal 2005 includes $5.6 million related to the repurchase of approximately 742,000 shares at an average price of approximately $7.52 per share.  In fiscal 2006, we did not make any stock repurchases under this plan, which expired on June 15, 2005.

In the second quarter of fiscal 2006, we repaid the outstanding balance of $7.6 million on the Comerica Bank Credit Facility.  In addition, during the nine months ended October 31, 2006, we have made $0.2 million in principal payments related to our debt.  The prior year includes repayments of long term debt of $1.2 million, relating to payments due under our credit facility and scheduled principal payments related to our note payable.

The first nine months of the current and prior year also include $2.2 million and $2.5 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options.  During the first nine months of fiscal 2006, $2.5 million in dividends were paid to stockholders as compared to dividend payments of $4.3 million in the same period of the prior year.  Dividend payments in fiscal 2005 were higher than fiscal 2006 due to a one time dividend of $0.10 per share.  Subsequent to the one-time dividend payment, we began paying a quarterly dividend of $0.025 per share.

The first nine months of fiscal year 2005 includes $3.9 million in borrowings under our construction loan.  During the nine months ended October 31, 2004, we entered into a permanent financing arrangement with Mid-State Bank for $17.8 million in proceeds.  The proceeds were used to pay off the then existing construction loan of $14.3 million.  The transactions are more fully described in the “Contractual Obligations” section below.

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

In the second quarter of fiscal 2006, we paid the outstanding amount under the credit facility of $7.6 million.   As of October 31, 2005, we were in compliance with the debt covenants, as amended.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  For both the nine months ended October 31, 2005 and 2004, approximately 35% of our revenue was denominated in foreign currencies.  Approximately 45% and 40% of our expenses were denominated in currencies other than the U.S. dollar for the nine months ended October 31, 2005 and 2004, respectively.  As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.

Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations.  Foreign currency transaction (gains) losses totaled $(0.9) million and $0.3 million for the nine months ended October 31, 2005 and 2004, respectively.  Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results.  Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

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

QAD Inc.
(Registrant)

Date: December 9, 2005	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller
(Chief Accounting Officer)