Form 10-K
period 2006-01-31
QAD INC
filed 2006-04-14
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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
Registrant’s telephone number, including area code (805) 684-6614
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES     ☒  NO
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES     ☒  NO
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐  NO
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.  ☒
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one).     ☐ Large accelerated filer     ☒ Accelerated filer     ☐  Non-accelerated filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒  NO
      As of July 31, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 32,112,302 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on July 29, 2005) was approximately $105.7 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 31, 2006, there were 32,682,873 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 7, 2006.

QAD INC.
FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe”, “anticipate”, “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2007.
PART I

ITEM 1.	BUSINESS
ABOUT QAD
      QAD, a Delaware corporation founded in 1979, is a provider of Enterprise Applications which include enterprise resource planning (ERP) software applications, related extended enterprise applications as well as services for global manufacturing companies. QAD Enterprise Applications provide robust functionality for managing manufacturing operations and resources within and beyond the enterprise. This functionality enables global manufacturers to collaborate with customers, suppliers and partners to make and deliver the right product, at the right cost, at the right time.
      QAD’s Enterprise Applications, including our core enterprise application suite MFG/PRO and related extended enterprise applications address the needs of today’s multinational manufacturers, enabling them to think and operate globally while preserving their ability to meet local requirements. QAD Enterprise Applications provide business-critical functions and processes on two levels: 1) the Enterprise level, providing traditional ERP functionality for intra-enterprise functions; and 2) the Extended Enterprise level, providing communication capabilities for supplier-management and customer-management functions.
      QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers. With more than 25 years of focus on the manufacturing industry, and approximately 5,500 licensed sites of our software around the world, QAD is well-qualified to meet the business and technology requirements of global manufacturing companies worldwide.
      QAD Enterprise Applications are focused and optimized for six select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and life sciences. We develop our products and services with input from leading multinational manufacturers within the vertical industries we serve. This vertical industry focus is a key differentiator for QAD. It has enabled us to develop straightforward offerings that provide maximum flexibility for multinational manufacturers. The elegance of QAD solutions and services enables our customers to implement QAD applications rapidly, realize a high return on investment and achieve a lower total cost of ownership when compared with the product offerings of competitors targeting these same industries. QAD’s industry focus and comprehensive offerings have contributed to our reputation for being easy to do business with. This reputation is reflected in positive, long-term relationships with our customers.
      QAD Global Services and application support are important components of our solutions. We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and support business processes for local financial and operational practices. Our geographic management structure enables us to adapt our global practices to meet local requirements and deliver our services effectively within each region. We work in unity with our customers to support their global operations through our network of regional support centers, alliances and online support that is accessible 24 hours a day, seven days a week, virtually anywhere in the world. Our services offerings now also include post-implementation services, such as Application Management Services (AMS), that enables continuous operational and business improvement by our customers.
CUSTOMERS
      As of January 31, 2006, our software was licensed at approximately 5,500 sites in more than 90 countries. No single customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among the companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and services billings over the last three fiscal years:

Automotive

ArvinMeritor, Caterpillar, Delco Remy International, DURA Automotive Systems, Eaton, Faurecia, Federal-Mogul, Ford Motor Company, GKN, Johnson Controls, Kayaba (KYB), Lear, Safety Components, Textron, Webasto

Consumer Products

AKZO Nobel, Albany International, Amcor, Avery Dennison, Avon Products, Bemis Company, Black & Decker, Culligan, Cussons, David Yurman, de la Rue, Metrologic, Sherwin-Williams, Yakima Products

Electronics

Anritsu, Axalto, Danaher, General Electric, Gen Tek, Harris RF Communications, Hewlett Packard, Hitachi, Invensys, Lincoln Electric, Moog, Philips Electronics, Seiko

Food and Beverage

Associated British Foods, Bakkersland, Bimbo, Friesland, Imperial Tobacco, Kraft Foods, Lion Nathan, Mars, National Foods, PepsiCo, Rich Products, Sara Lee, Unilever

Industrial

A.O. Smith, Alcoa, Areva, Dacor, Enodis, Firmenich, Ingersoll-Rand, Metso, Pentair, PPG Industries, Rockwell Automation, Saft, Saint-Gobain, Schlumberger

Life Sciences

American Type Culture, Arrow International, C.R. Bard, Cephalon, Genzyme, GlaxoSmithKline, Johnson & Johnson, Medela, Medex, Medtronic, Spacelabs, Stryker, Teleflex, UCB Pharma
INDUSTRY BACKGROUND
      Manufacturing businesses continue to be subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers and shorten product development, manufacturing and delivery cycles. With expanding globalization, there is a growing trend among global manufacturers toward centralized systems and shared services, moving from a focus on individual plants to highly integrated models.
      Globalization and the outsourcing of manufacturing to countries throughout the world have greatly increased the scope and complexity of multinational manufacturing organizations. At the same time, the Internet has had a profound effect on the way these companies conduct business. Our strategy is to provide our customers with a unique advantage in the global manufacturing marketplace. We believe that manufacturers who focus on collaborating across their supply chains, including their distribution channels, suppliers and customers will reap significant benefits. Presently our flagship version of our core enterprise application, the

Global Enterprise Edition (QAD GXE) of QAD Enterprise Applications, addresses these challenges and opportunities.
QAD’S MARKET AND COMPETITIVE POSITION
      The enterprise software applications market is highly competitive and rapidly changing. It is affected by new product introductions and other market activities, including consolidations among industry participants, the entry of new participants and the effort by large vendors to increase market share in the small to mid-market space.
      QAD’s industry-focused manufacturing ERP solutions are designed for the specific needs of global manufacturing enterprises in the industries we serve to handle their internal and select external business processes. We believe this focus has helped us deliver straightforward software applications and services that are more fully integrated than point solutions or roll-ups (as defined below) and yield faster implementations, a lower total cost of ownership and a higher return on investment than mega-suite solutions (also defined below). We believe that QAD solutions enable customers to improve responsiveness in the marketplace; a capability we believe mega-suite vendors are lacking. We also believe that regional vendors lack the global infrastructure or product capabilities that global manufacturers expect of their ERP vendors.
      We believe manufacturers within our target markets typically choose from five types of enterprise solutions:

Global manufacturing industry-focused ERP solutions: These solutions, including QAD Enterprise Applications, are designed and built on a single platform with a distinct focus on the unique needs of manufacturing enterprises. They provide a robust suite of capabilities that enable the integration and management of critical data within a manufacturing enterprise. These solutions support internal and external business processes such as sales order management, procurement, inventory management, product lifecycle management, supply chain management, manufacturing planning and control, service and support, project management, distribution and finance. As a result of market consolidation in our space, we believe QAD is now the only significant provider of global manufacturing industry-focused ERP solutions that are designed to handle the specific internal and external business processes that are highly beneficial for manufacturing operations in the industries we serve. We believe our focus on meeting the needs of manufacturers within these industries has resulted in solutions that are less complex and are more fully integrated than point solutions (defined below).

Mega-suite ERP solutions: These solutions are designed with the goal of trying to satisfy the needs of multiple industries that include not only manufacturing, but also unrelated industries such as banking, insurance, retail, state and local government, telecommunications, entertainment, education, and others. These solutions attempt to satisfy the diverse needs of many different industries within a single database and software application and provide a wide set of functionality. QAD believes that because these solutions do not focus on the manufacturing sector, manufacturers who purchase these mega-suite applications experience longer implementation times, a higher total cost of ownership and a lower return on investment than they would with comparable QAD solutions. QAD also believes mega-suite applications do not provide manufacturers the agility to react quickly to changing market pressures of the global economy. We believe this is because the mega-suites’ extremely broad industry scope and higher solution complexity limit their effectiveness in addressing the specific needs of manufacturing enterprises, divisions or individual plants in our targeted vertical markets. Examples of mega-suite ERP vendors currently competing in the market include SAP, Oracle and Microsoft.

Roll-up solutions: These solutions are neither designed nor built as single solutions, but rather are the result of continued consolidation in the ERP market. QAD uses the term “roll-up” to describe legacy ERP vendors who employ an acquisition strategy. In recent years, we have seen many companies focus on growing their revenue by acquiring legacy or point solutions. Often the acquired solutions have similar features and overlapping functionality with the roll-up vendors’ existing solutions and may need to run on different platforms. QAD believes that the resulting solution set created when diverse applications from multiple companies are brought together is usually not well-unified and generally consists of multiple applications that rely on dissimilar technologies. We also believe that these roll-up solutions present considerable risk to customers. These solutions lack the cohesion and integrated functionality expected by global manufacturers. We believe that long term support for similar solutions on multiple platforms is unlikely and could result in a costly transition to a new system in the future. Examples of roll-up vendors currently competing in the market include Infor Global Solutions, SSA Global, Epicor, Lawson and GEAC.

Regional solutions: These solutions are designed to provide functionality that is highly targeted to meet the needs of a specific region or country. Vendors of these solutions typically lack the global infrastructure and global capabilities that global manufacturers expect of their ERP vendors. Examples of regional solution vendors currently competing in the market include IFS and Intentia, where we see competition most often in Europe and Australia, respectively; User Friendly Software in China and Datasul in South America.

Point solutions: These solutions are designed to provide a fairly narrow set of functionality and often lack integration with processes to which they are directly related. Examples include solutions that provide only procurement capabilities, only customer relationship management capabilities or only supply chain management capabilities. We believe these solutions tend to be highly specialized within a limited functionality scope compared to the four types of ERP suite solutions defined above.

THE QAD STRATEGY
      Our primary company objective is to be the leading global provider of industry-focused manufacturing ERP and supply chain solutions. We will continue to target multinational, large and mid-size manufacturing and distribution companies within the following industry segments: automotive, consumer products, electronics, food and beverage, industrial and life sciences. Our strategies for achieving our primary objective include the following:

•	Leverage Our Customer Base. As of January 31, 2006, QAD software was licensed at approximately 5,500 sites in more than 90 countries. With a substantial customer base and a maintenance renewal rate in excess of 90%, we expect to continue to benefit from selling additional products and services to existing customers. We plan to leverage our favorable reputation and track record to capitalize on this opportunity to build additional business for our product offerings.

•	Expand Our Customer Base. We leverage our existing relationships to expand our customer base by targeting the many related divisions that reside within the same corporate structure as our existing customers. We believe these divisions may have either outgrown their legacy ERP solutions or need to extend the capabilities of those legacy ERP solutions with our supply chain capabilities. We have found that we can be successful generating revenue in new, related divisions by using existing divisions of our customers as “internal” references. In fiscal 2007, QAD will focus on adding new customers outside our existing customer base as part of our long-term strategy to expand our customer base.

•	Leverage Our Market Position and Expertise in Key Vertical Industries. We have established market positions in the vertical industries we serve. We have developed even further expertise and strength in specific market niches within these vertical industries that we can continue to leverage into leadership positions. Our focus on meeting the needs of manufacturers in the vertical industries we target has driven us to design specific functionality for these markets.

•	Leverage Our Market Position and Reputation in Markets Emerging as Global Manufacturing Centers. The QAD Global Enterprise Edition (QAD GXE) of QAD Enterprise Applications provides a shared services environment to standardize and centralize business processes, while preserving necessary location-specific functions. The ability to satisfy both global and local requirements simultaneously is a result of our QAD Shared Service Domain capability. These characteristics make QAD an attractive solution for manufacturers in markets that are emerging as global manufacturing centers, such as China and Eastern Europe, and for multinational manufacturers who need to manage outsourced manufacturing relationships in these markets. We believe our expertise of emerging markets, such as that in China, provides us with a competitive advantage in other emerging manufacturing markets such as Eastern Europe, Southeast Asia and South America. A September 2005 AMR Research report titled “Inside the Chinese ERP Market” notes QAD as the leading ERP provider in China’s automotive industry. QAD’s leadership position has also been validated by The Economist Corporate Network in April 2004 as having 56 percent share of the market for automotive suppliers in China using ERP software.

•	Leverage Our Global Network of Alliances. Strategic alliances with partners expand our sales reach, improve our marketing impact, provide technological advantages and strengthen our strategic position in the industries that we serve. We leverage the expertise of distribution, software, services and technology alliances to meet the diverse needs of our customers around the world. We augment our direct sales organization with a global network of more than 40 distributors and sales agents, as well as numerous service organizations that offer consulting and implementation services to expand our reach. In fiscal 2006, QAD announced a global strategic partnership with Tata Consultancy Services (TCS), a leading global IT services firm. To compliment and provide rapid scalability to QAD’s Global Services capabilities, QAD and TCS have partnered to deliver QAD Enterprise Applications and to collaborate closely with joint customers on system design, implementation and other strategic services.

•	Expand Our Product and Services Offerings. In fiscal 2007, QAD will initiate a strategy to expand QAD product offerings. Such a strategy includes additional investment in our global research and development efforts, including in-house and third party development. It may also involve a focus on acquisitions of application software, technology and service companies to aid in expanding the breadth of QAD product offerings.

•	Enhance Our Services Offerings. QAD Global Services and application support are important components of our solutions. We work in unity with our customers to support their global operations through our network of regional support centers as well as certain alliances and online support, accessible 24 hours a day, seven days a week, virtually anywhere in the world. In fiscal 2006, QAD Global Services expanded its solution portfolio with new services offerings such as Application Management Services (AMS). In fiscal 2007, QAD Global Services plans to continue its portfolio expansion by delivering enhanced or additional offerings such as Tiered Support options. These enhanced services offerings demonstrate QAD’s commitment to support our customers long after product implementation, through continuous engagement that enhances their return on investment.

QAD SOLUTIONS
      QAD provides enterprise applications, professional services and support to address the requirements of global manufacturers within the automotive, consumer products, electronics, food and beverage, industrial and life sciences industries.
      QAD Enterprise Applications, including our core enterprise application suite MFG/PRO and related QAD solutions provide global manufacturers business-critical functionality on two levels—the Enterprise level and the Extended Enterprise level. We define the functions that streamline processes within the four walls of a manufacturing plant as “Enterprise” solutions. We define the functions that streamline processes with external customers, suppliers and partners as “Extended Enterprise” solutions.
      Our Extended Enterprise solutions are enabled by an integration framework, known as QAD QXtend. QXtend enables seamless interaction between QAD applications and other enterprise applications such as financials, human resources, customer relationship management (CRM) and legacy applications. The QXtend framework also enables QAD applications to interoperate with external software applications for efficient collaboration outside the enterprise.
      Within the core ERP application suite MFG/PRO, Enterprise and Extended Enterprise contexts, we believe our QAD Enterprise Applications include functionality that help manufacturers respond to market pressures causing them to invest in technology and business improvement projects.

      In addition to providing core functionality required by global manufacturers in our enterprise software, QAD Global Services offers consulting, support and education for QAD Enterprise Applications. Additionally, they offer a range of long-term business solutions such as strategic consulting, business solution design and implementation, application management services and technical services to our customers.
      Our customer support organization operates attended and automated support systems around the world, including a global call tracking and escalation system. Our solution-centered support provides customers with online access to customer service solutions 24 hours a day, seven days a week, giving customers the ability to download the latest updates to our software anytime, anyplace.
      We also offer comprehensive education and training services to our customers and service providers that we continue to enhance with both online and classroom training. In fiscal 2006, we announced our online QAD Solutions Guide providing comprehensive detail on QAD Enterprises Applications, the vertical markets we serve, our services offerings and more.
QAD SOLUTIONS DIAGRAM
      The diagram above provides a visual framework of current market pressures and the types of Enterprise and Extended Enterprise functionality QAD Enterprise Applications offer to address them.
      On the outside of the diagram are the current external market pressures that global manufacturers face; the center represents the pressure manufacturers face to improve business performance through deeper business intelligence. Key functionality within QAD’s Enterprise and Extended Enterprise solutions that address these pressures are depicted in the adjacent wedge-shaped pieces inside the diagram. QAD’s integration layer, QXtend, surrounds the QAD solutions to create a unified system.

      Current market pressures include:
      Manufacturing: These include the introduction of new manufacturing techniques to increase quality, reduce cost and increase throughput. To help customers respond, QAD solutions include:

Enterprise Solutions

•	Planning. QAD Enterprise Applications include manufacturing and financial planning functions to help customers make decisions faster and deploy resources more effectively by converting external and internal demands for products into detailed manufacturing, procurement and resource utilization plans. Capabilities range from enterprise-level strategic planning functions through plant level master production scheduling and material requirements planning.

•	Production. QAD Enterprise Applications include manufacturing control functions to support any combination of manufacturing methods, including discrete, repetitive, lean and just-in-time (JIT/S). They help manufacturers control activities on the production floor, from identifying missing parts to labor reporting, and provide a closed-loop environment with transaction, variance and lot/serial traceability reporting, lean manufacturing and quality management.

Extended Enterprise Solutions

•	Lean Manufacturing. QAD’s Lean Manufacturing solution helps manufacturers manage fluctuating customer demand and minimize inventory carrying costs by synchronizing manufacturing processes with the extended supply chain and responding to changes in demand and supply. QAD Lean Manufacturing sends electronic signals within a manufacturing plant or to suppliers via electronic data interchange or through the Internet, making accurate inventory replenishment information immediately visible and thereby helps reduce information lead-time and eliminate waste in the flow of material from suppliers to customers.

•	Just-In-Time Sequencing (JIT/S). QAD’s JIT/S solution allows manufacturers to produce and deliver components and subsystems in the exact sequence and timeframe that products are being manufactured on the assembly line. QAD JIT/S enables manufacturers to deliver unique product configurations on an item-by-item basis, while keeping inventory on hand to a minimum.

•	Warehousing. QAD’s Advanced Inventory Management (AIM) solution offers a range of inventory management capabilities that enable manufacturers to control the receipt, put away, storage, picking and shipping of inventory using warehouses. QAD AIM provides increased inventory visibility and precision with better warehouse space utilization and includes advanced inventory replenishment capabilities, put-away and picking logic and radio-frequency scheduling of warehouse staff.
      Supply: These include the need to increase collaboration with suppliers and improve the management of inventory. To help customers respond, QAD solutions include:

Enterprise Solutions

•	Purchasing. QAD Enterprise Applications include purchasing functions for integrated purchasing, supplier schedules and quality management. They provide a link between plants, operations and trading partners, and support requisitions, purchase orders, receiving, vouchering (supplier invoice processing) and supplier performance tracking. For manufacturers who need more extensive functionality, QAD offers PRO/PLUS, a module that builds on MFG/PRO’s basic purchasing capabilities with additional tools to streamline the purchase requisition process, monitor supplier performance and other productivity enhancements.

•	Supply Chain Planning. QAD Enterprise Applications include supply chain planning functions consisting of distribution requirements planning (DRP), enterprise operations management (EOM) and linked site costing. Distribution requirements planning (DRP) is a planning function designed to balance supply and demand in a time-phased manner for items transferred between sites. Enterprise operations planning (EOP) is a strategic as well as tactical production planning tool designed to help manufacturers balance supply and demand across sites. Linked-site costing functions let manufacturers specify default cost source sites for items held at multiple sites in one database.

Extended Enterprise Solutions

•	Supplier Schedules. QAD Enterprise Applications include supplier schedule functions that supplement QAD purchasing functions to support high-volume, repetitive deliveries. Functionality enables manufacturers to produce schedules for specific dates, and even hours of delivery, in the near term, and provides insight into long-term plans that can be used to plan orders for raw materials, production and deliveries.

•	Supplier Self Service. QAD’s Supply Visualization hosted solution on MFGx.net promotes collaboration within the supply chain by providing authorized suppliers real-time visibility into critical inventory and order data over the Internet. It allows suppliers to closely monitor how items are being consumed, and to determine the timing and volume needed to replenish stock.

•	Distributed Order Management (DOM). QAD Enterprise Applications include sales and distribution functions that monitor inventory balances, and manage purchasing and sales order entry activities. They enable seamless management, analysis, planning and control of activities related to the procurement of raw materials, parts, and distribution of finished goods.

•	Supplier Consignment Inventory. QAD’s Supplier Consignment Inventory solution extends the purchase order process by providing new types of transactions to receive material and identify it as consigned. With Supplier Consignment Inventory, the financial transaction on consignment inventory can be delayed until it is consumed, but the material is still visible for planning. When consumption is reported back to the supplier, the supplier can transfer the liability for the material in its system and issue an invoice if self-billing is not being used.

•	Electronic Data Interchange (EDI). QAD’s EDI ECommerce solution allows customers to have real-time collaboration with suppliers electronically. It provides a streamlined method of managing electronic communications between trading partners, QAD solutions and other enterprise solutions, and enables users to manipulate, analyze, edit, and reprocess EDI documents quickly and efficiently.
      Demand: These include the need to increase collaboration with customers, increase forecasting and tracking accuracy, and improve responsiveness and customer service. QAD solutions include:

Enterprise Solutions

•	Demand Management. The QAD Demand Management solution provides an extensive integrated planning model that encompasses many areas of demand management, including accurate statistical and lifecycle forecasting, error tracking and flexible reporting of demand activities.

•	Forecasting. QAD Enterprise Applications include forecasting functions that apply statistical methods and extrapolation techniques to evaluate underlying patterns in sales history data to help predict future demand. These forecasts are used to develop the master production schedule and drive material requirements planning (MRP).

•	Service, Support & Returns. QAD’s Service/Support Management (SSM) solution allows manufacturers to manage aspects of after-sales support and service operations. It provides capabilities for call centers, repair depots, field service organizations and companies servicing the equipment they sell.

Extended Enterprise Solutions

•	Customer Schedules. QAD Enterprise Applications include customer schedules functions that enable manufacturers to process customer orders using a set of scheduled shipment dates and quantities, rather than discrete sales orders. These schedules are used to create cumulative, schedule-driven sales orders with multiple line items. The customer schedules functions also support “retro billing”, a price changing practice common among automotive suppliers and many commodity-driven markets where the cost of raw materials, not the process cost, causes prices to fluctuate.

•	Customer Self Service. QAD’s Customer Self Service (CSS) is a web-based order entry and visibility solution that enables global manufacturers to offer easy to use self-service to their customers and distributors via the Internet, 24 hours a day, seven days a week. It facilitates streamlined self-service order management, using a hierarchical product catalog and browser-based order entry processes.

•	Distributed Order Management (DOM). QAD Distributed Order Management (DOM) enables customers, distributors and employees to easily place, change and track orders, all while maintaining centralized data control. QAD DOM further simplifies business processes by leveraging enterprise data in near real-time to process and fill orders. This enables seamless management, analysis, planning and control of activities related to the procurement of raw materials, or parts and distribution of finished goods.

•	Customer Consignment Inventory. QAD’s Customer Consignment Inventory solution extends the sales order process by providing new transactions to ship material and identify it as in-transit or consigned. It enables the user to plan, order, ship, track and report, customer-consigned material, while deferring invoicing and accounts receivable (AR) transactions. QAD Customer Consignment Inventory directly supports vendor managed inventory (VMI) concepts by giving manufacturers control over their own inventory, within limits, at the customer’s site.

•	Electronic Data Interchange (EDI). QAD’s EDI ECommerce solution allows customers to have real-time collaboration with trading partners electronically. It provides a streamlined method of managing electronic communications between trading partners, QAD solutions and other enterprise solutions, and enables users to manipulate, analyze, edit, and reprocess EDI documents quickly and efficiently.

      Controls: Formerly referred to as regulatory or legal requirements, address the constant pressure on manufacturers to increase fiscal controls and comply with government and industry regulations. To help customers respond, QAD solutions include:

Enterprise Solutions

•	Financials. QAD Enterprise Applications include financial functions that provide multiple entity (company) and multiple currency support suitable for the financial management of small and large enterprises. These modules are seamlessly integrated with the sales and distribution, planning, and manufacturing functions of QAD Enterprise Applications to report the financial implications of the company’s activities.

•	Multinational. QAD Enterprise Applications are designed for global business and maximum flexibility and are available in as many as 27 languages. Our technology’s architecture preserves operational flexibility so that the customer can select the production models, plant locations, and financial reporting that best suit its business. Additionally, QAD solutions have multi-currency support throughout the entire application, and accounting transactions can be recorded in multiple currencies and reported on either in its functional currency or translated at the then prevailing exchange rate to the operation’s reporting currency.

Extended Enterprise Solutions:

•	Shared Services. QAD’s Shared Services Domain solution allows multi-entity consolidations and eliminations to be performed across multiple general ledgers. Sophisticated chart of account mapping capabilities permit a user to map and consolidate different charts of accounts while maintaining full traceability to original transactions.

•	Compliance. Our solutions support best-practice manufacturing and business processes for automated activities, with a multitude of embedded basic internal process security and controls throughout the application modules that work to enable transaction integrity throughout supply chain processes. These security and control features, if set up, implemented, and utilized to their fullest degree can provide an excellent foundation for systematic internal control demonstration.

      Business Intelligence: These include the need to access and analyze operational data within the manufacturing enterprise in order to help improve business performance.
      To help customers respond, QAD has developed the QAD Business Intelligence (BI) module. The QAD BI tool helps companies leverage and analyze data from within their QAD system to make informed business decisions. QAD BI is comprised of two primary components: a data transformer and a set of pre-defined business models. The data transformer performs extraction, transformation and loading functions on the raw data residing in core MFG/PRO, ensures its consistency, and then aggregates this content in a separate, dedicated business intelligence data warehouse. Pre-defined business models for inventory monitoring, sales analysis and manufacturing performance, among others, incorporate key performance indicators (KPIs) and provide a framework for mapping the collated data to a meaningful format.
VALUE OF QAD SOLUTIONS
      We believe that QAD is well positioned to continue to meet or exceed the requirements of global manufacturing customers in the industries we serve by providing solutions that deliver:
      Focused Expertise and Functionality for Specific Industries. Our industry expertise and strategy of developing industry-specific solutions has enabled us to establish positions in the automotive, consumer products, electronics, food and beverage, industrial and life sciences industries. We stay at the forefront of these industries by partnering with our customers and industry advisory groups to define enhancements and new industry-specific functionality for the next generation of QAD Enterprise Applications.
      Rapid Implementations and Time-to-Benefit. The industry-specific features and functionality of QAD Enterprise Applications give our customers feature-rich solutions with less complexity and at generally less customization cost than the product offerings of our competitors. QAD’s low total cost of ownership, rapid implementations and favorable time-to-benefit compared to our competitors were verified in an April 2003 study titled “Deriving Value From 21st Century ERP Applications” published by industry analyst firm META Group.
      Agility to Respond to Market Pressure. We develop Enterprise Applications that provide superior flexibility for multinational manufacturers and allow our customers the agility to react to changing market pressures and requirements to adjust business models. QAD expects to continue to address this business requirement in our portfolio of solutions.
      Global Capabilities. Our reputation for best-in-class manufacturing applications is supported by a proven track record of successful multinational deployments. QAD solutions are available in as many as 27 languages and incorporate functionality that addresses both global needs and local practices in our major markets. Additionally, our Global Services organization makes us one of a few select organizations with the capability to implement our solutions across the globe and support those solutions over the long-term in multiple languages and countries.
      Supply Chain Efficiencies. QAD’s Extended Enterprise solutions help global manufacturers manage resources beyond the enterprise, enabling them to speed communications, streamline business processes and achieve more efficient interactions between partners, suppliers and customers.
      Open Integration Architecture. Our open systems architecture incorporates Open Applications Group Integration Specification standards and advanced Internet technologies in order to deliver open, flexible and scalable end-to-end enterprise and extended enterprise solutions.
QAD PRODUCT ALLIANCES
      We have a number of ongoing business alliances that extend the functionality of our software through integrated best-in-class applications. We have also entered into select agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software and alliance arrangements to deliver more complete solutions for the vertical markets we target. Additionally, we support a number of different hardware platforms. Our alliances include Progress Software Corporation, Adexa, Cognos, ILOG, Oracle, Sterling Commerce and Vertex. These and other business affiliations are closely aligned to our organization and participate in the selling process.
TECHNOLOGY
      QAD Enterprise Applications, including core MFG/PRO have been developed with a commercially available toolset marketed by Progress Software Corporation (Progress) that works with relational databases provided by Progress and Oracle Corporation. Our software operates under UNIX, Linux and Windows NT operating systems.
      In fiscal 2005, QAD introduced our Shared Services Domain solution, now incorporated in the Global Enterprise Edition (QAD GXE) of QAD Enterprise Applications. This architectural enhancement was developed in response to customer demand to address situations where multiple divisions within a single enterprise need to maintain different currencies, charts of accounts, manufacturing configurations and other business options on a single system. With Shared Services Domain, QAD has given customers the ability to create multiple, virtual QAD MFG/PRO data structures, we call instances, all within a single database. Each instance has its own unique identity and behaves like an independent MFG/PRO database. Customers gain flexibility to run QAD MFG/PRO according to their business processes — using one centralized database to run multiple day-to-day business operations where productivity and central control make sense, or in a decentralized mode where functions need to perform as autonomous operations.
      In fiscal 2006, we continued to see an increase in customer interest for a new computing model called Web Services. Web Services are open standard based Web applications that interact with other Web applications for the purpose of exchanging data and transactions. This emerging model enables customers to leverage multiple, best-of-breed applications in their enterprises, reducing the need for costly or time consuming integration to be written in order for applications to interact and share information with one another. Starting with MFG/PRO eB2.1, QAD had delivered a Web service oriented architecture (SOA) through its use of Progress Software’s OpenEdge and Sonic technology. This will enable both QAD and its customers to build and integrate applications using Web Services.
      To enable customers to take advantage of Web Services, in fiscal 2005 QAD adopted a Service Oriented Architecture (SOA) within its QXtend integration framework. QAD Enterprise and Extended Enterprise solutions enable resources and information within applications to be more easily made available to participants in the network via SOA. This capability is enabled by Progress Software’s latest products, Sonic and OpenEdge.
      In fiscal 2006, QAD announced availability of the QAD Global Enterprise Edition (QAD GXE) of QAD Enterprise Applications, a portfolio of software products, services, and partnerships that advance global operational efficiency while preserving the flexibility of local operations.
      Looking forward, in fiscal 2007, QAD plans to launch our complete Distributed Order Management solution (DOM), which will extend Shared Services Domain capabilities for global integration and local execution. We also plan to launch a new User Interface based on a suite of technologies developed by Microsoft, known as .NET UI. The QAD .NET UI will enable increased productivity through a user-friendly environment and seamless integration with Microsoft applications such as Microsoft Excel. Additionally, in fiscal 2007 we plan to introduce significant enhancements to our financial modules to early adopter licensed sites.
RESEARCH AND DEVELOPMENT
      Our principal research and development staff is focused on developing new functionality for the industries we serve. They provide continuous updates and improvements to QAD Enterprise Applications to better serve the needs of our customers.

      We have deployed an opportunistic strategy of acquiring certain new products to extend and enhance QAD solutions. These acquisitions involve third-party products or software developed by customers. We believe that our ability to enhance and globalize these products and distribute, service and support them internationally offers us a unique opportunity.
      We are committed to the continuing development of our products through in-house and third-party development. As of January 31, 2006, approximately 310 research and development personnel, comprised of 270 internal personnel and 40 outside consultants, were involved in the development of QAD solutions. These personnel are located in QAD R&D centers, primarily in the United States, Australia, China, India, Ireland and Spain.
      Our research and development expenses totaled $32.6 million, $33.2 million and $36.2 million in fiscal 2006, 2005 and 2004, respectively.
SALES AND MARKETING
      QAD sells and supports our products and services through direct and indirect sales channels and service organizations located throughout the world.
      Our direct sales organization is composed of approximately 90 commissioned sales people. We continually align our sales organization and our business strategies with market conditions in order to ensure that we sustain our effectiveness in the sales process. Within each territory, a focus on the industries we serve is maintained through marketing, local product development and sales training.
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
      In fiscal 2007, the global marketing organization will play a key role in repositioning QAD as a more global vendor focusing on the manufacturing sector. The team will focus on key attributes of QAD products and services, and the business benefits QAD solutions provide our customers; such as clarity, agility and unity.
EMPLOYEES
      As of January 31, 2006, we had approximately 1,275 full-time employees of which approximately 495 were in support and services, 270 were in research and development, 290 were in sales and marketing and 220 were in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under the local laws. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT
      Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2006.

NAME	AGE	POSITION(S)

Pamela M. Lopker	51	Chairman of the Board and President
Karl F. Lopker	54	Chief Executive Officer
Daniel Lender	39	Executive Vice President and Chief Financial Officer
Vincent P. Niedzielski	52	Executive Vice President, Research and Development
Murray W. Ray	58	Executive Vice President, Global Services and Human Resources
Roland B. Desilets	44	Executive Vice President, General Counsel and Secretary
Michael Lodato	41	Executive Vice President, Chief Marketing Officer
Valerie J. Miller	42	Vice President, Corporate Controller and Chief Accounting Officer
      Pamela M. Lopker founded QAD in 1979 and has been Chairman of the Board and President since the Company’s incorporation in 1981. Previously, Ms. Lopker served as Senior Systems Analyst for Comtek Research from 1977 to 1979. She is certified in production and inventory management by the American Production and Inventory Control Society. Ms. Lopker earned a bachelor of arts degree in mathematics from the University of California, Santa Barbara. She is married to Karl F. Lopker, Chief Executive Officer of QAD.
      Karl F. Lopker has served as Chief Executive Officer and a Director of the Company since joining QAD in 1981. Previously, he was President of Deckers Outdoor Corporation, a company that he founded in 1973. Mr. Lopker is certified in production and inventory management by the American Production and Inventory Control Society. He received a bachelor of science degree in electrical engineering from the University of California, Santa Barbara. Mr. Lopker is married to Pamela M. Lopker, Chairman of the Board and President of QAD.
      Daniel Lender has served as Executive Vice President and Chief Financial Officer since July 2003. Previously, he had served as the Company’s Vice President of Global Sales Operations and Vice President of Latin America. Mr. Lender joined QAD in 1998 as Treasurer following a nine-year tenure with the former Republic National Bank of New York, last serving as Vice President and Treasurer of the Bank’s Delaware subsidiary. He earned a master of business administration degree from the Wharton School of the University of Pennsylvania and a bachelor of science degree in applied economics and business management from Cornell University.
      Vincent P. Niedzielski has served as Executive Vice President, Research and Development, since joining QAD in April 1996, responsible for both research and development and support. Prior to joining QAD, Mr. Niedzielski served as Vice President, Production and Development at Candle Corporation for 12 years. Mr. Niedzielski received a bachelor of science degree in mathematics and computer science from the University of Scranton.
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
      Roland B. Desilets has served as Executive Vice President, General Counsel and Secretary since April 2001, when he rejoined QAD after spending one year as Vice President and General Counsel of Atlas Commerce, Inc. Mr. Desilets initially joined QAD in 1993 serving as Regional General Counsel until 1998 when he was named Corporate General Counsel. Previously, he was Intellectual Property Counsel for Unisys

Corporation. Mr. Desilets holds a juris doctor degree from Widener University School of Law, a master of science degree in computer science from Villanova University and a bachelor of science degree in physics from Ursinus College.
      Michael Lodato has served as Executive Vice President, Chief Marketing Officer at QAD since September 2003. He joined the Company in March 2002 as Chief Marketing Officer. Previously, Mr. Lodato was Vice President of Marketing and Market Development at DigitalThink, Inc. Prior to that, he served as Senior Director of Strategic Accounts for Siebel Systems, Inc., and held leadership positions at Sybase, Inc. and KPMG Consulting, Inc. (now known as BearingPoint). Mr. Lodato earned a bachelor of arts degree in management science from the University of California, San Diego.
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
SEGMENT REPORTING
      Segment financial information for fiscal 2006, 2005 and 2004 is presented in note 10 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
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
ITEM 1A.     RISK FACTORS
FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF STOCK, HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE SIGNIFICANT FLUCTUATIONS
Introduction
      Our quarterly revenue, expenses and operating results have varied significantly in the past. We anticipate that such fluctuations will continue in the future as a result of a number of factors, many of which are outside our control.
      Factors affecting these fluctuations include demand for our products and services, the size, timing and structure of significant licenses purchased by customers, market acceptance of new or enhanced versions of our software products and products that operate with our products, the publication of opinions about us, our products and technology and about our competitors by industry and financial analysts, the entry of new competitors and technological advances by competitors, delays in localizing our products for new markets, delays in sales as a result of lengthy sales cycles, changes in operating expenses, foreign currency exchange rate fluctuations, changes in accounting principles and regulatory requirements, changes in pricing policies by us or our competitors, customer order deferrals in anticipation of new product offerings by us or our competitors, the timing of the release of new or enhanced versions of our software products and products that operate with our products, changes in the method of product distribution and licensing and delivery of services (including the mix of direct and indirect channels), product life cycles, changes in the mix of products and services licensed or sold by us, customer budgetary timing or constraints, cancellation of maintenance contracts and general, regional or market economic factors and the global political environment.

RISK OF FLUCTUATIONS IN REVENUE AND EXPENSES
      We have historically recognized a substantial portion of our revenue from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until the end of a particular quarter. Our revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter. Sales derived through indirect channels are more difficult to predict and may have lower profit margins than direct sales.
      Because of the significant fluctuations in our revenue, period-to-period comparisons of our revenue or profit may not be meaningful. As a result, these comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods or that we will be profitable on a quarterly or annual basis. In addition, continuous engagement services, such as Application Management Services (“AMS”), may involve fixed price arrangements and significant staffing which inherently involve certain risks.
      A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales. We expect to continue to experience large, individual license sales, which may cause significant variations in license fees. We also believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any potential customer’s business could have a significant adverse impact on our revenue and results. Moreover, actual or perceived declines in general economic conditions or worsening of the global political or economic environment may result in significant reductions in corporate spending for information technology, which could adversely affect us.
      The services business may fluctuate. Services revenue remains a substantial part of our business. Services revenue increased in fiscal 2004 and 2005, due primarily to certain acquisitions and an increase in license sales in fiscal 2004. Services revenue declined in fiscal 2006, due in part to lower than expected license sales. Services revenues are dependent upon the timing and size of customer orders to provide the services. To the extent that we are not successful in securing orders from customers to provide services, our results may be negatively affected. Services staffing expenses are predictable but increase our overhead and the services business reduces our overall gross margins.
      Fixed expense level is based on expected revenues. Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue. If revenue levels are below expectations, expense could be disproportionately high as a percentage of total revenue which would immediately adversely affect our operating results and losses could occur.
      Our recently announced continuous engagement strategy by Global Services may involve some risks. While we believe it is of strategic importance to continuously engage the customer in managing their business operations through our global services offerings, this strategy may not be successful and may involve significant expense to implement.
RISKS ASSOCIATED WITH SALES CYCLE
      Our products involve a long sales cycle and the timing of sales is difficult to predict. Because the licensing of our primary products generally involves a significant commitment of capital or a long term commitment by our customers, the sales cycle associated with a customer’s purchase of our products is generally lengthy and takes several months, which varies from customer to customer and is subject to a number of significant risks over which we have little or no control. These risks include those set forth in the Introduction to this risk factors section.
      The decision to license our products generally requires us to provide a significant level of education to prospective customers regarding the uses and benefits of our products and services which may result in an expensive and lengthy sales cycle even if successful.

      While we believe we have established a robust global support and services organization over the past several years, we continue to rely on third-parties for a portion of our implementation and systems support services, which in the past caused sales cycles to be lengthened and may have resulted in the loss of sales.
      If sales forecasted for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have an adverse effect on our quarterly and/or annual operating results.
DEPENDENCE ON THIRD-PARTY PRODUCTS
      We are dependent on third-party products, particularly Progress software. The majority of QAD applications, and MFG/PRO software in particular, are written in a programming language that is proprietary to Progress Software Corporation (Progress). We have entered into a license agreement with Progress that provides us and each of our subsidiaries, among other things, with the perpetual, worldwide, royalty-free right to use the Progress programming language to develop and market our software products. Effective July 2002, we entered into a three-year extension of the agreement with Progress under which Progress provides support to us at no charge. We are in the process of extending our current relationship with Progress.
      MFG/PRO software employs Progress programming interfaces that allow MFG/PRO software to operate with Oracle Corporation database software. However, MFG/PRO software does not run within programming environments other than Progress and our customers must acquire rights to Progress software in order to use MFG/PRO software.
      Our success is dependent upon Progress continuing to develop, support and enhance its programming language, its toolset and database, as well as the continued market acceptance of Progress as a standard database program and continuing our relationship with them. We have in the past, and may in the future, experience product release delays because of delays in the release of Progress products or product enhancements. Any of these delays could have an adverse effect on our business.
      We also maintain development and product alliances with other third-parties. These alliances include software developed to be sold in conjunction with QAD applications, technology developed to be included in or encapsulated within QAD applications, joint development efforts with partners or customers, products and numerous third-party software programs that generally are not sold with QAD applications but interoperate directly with QAD applications. Our strategy may include additional investment in research and development efforts as well as a greater focus on potential acquisitions to aid in expanding the breadth of the product line.
      Our partner agreements, including development, product acquisition or reseller agreements, contain appropriate confidentiality, indemnity and non-disclosure provisions for the third party and end-user.
      Failure to establish or maintain successful relationships with these third-parties or failure of these parties to develop and support their software, provide appropriate services and fulfill all other agreement obligations could have an adverse effect on us. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property.
RAPID TECHNOLOGICAL CHANGE
      The market for QAD applications is characterized by rapid technological change. Customer requirements for products can change rapidly as a result of innovations or changes within the computer hardware and software industries, the introduction of new products and technologies and the emergence, adoption of, or changes to, industry standards including those related to consolidation in the industry. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, keep pace with industry and compliance standards and achieve market acceptance. Our failure to successfully develop or acquire rights to product enhancements or new products, and further to successfully market such, could have an adverse effect on us.

      New software releases and enhancements may adversely affect our software sales. The actual or anticipated introduction of new products, technologies and industry standards can cause customers to delay decisions and can also render existing products obsolete or unmarketable or result in delays in the purchase of those products. Failure by us to anticipate or respond to developments in technology or customer requirements, significant delays in the introduction of new products or failure by us to maintain overall customer satisfaction could have an adverse effect.
PROPRIETARY RIGHTS AND LICENSING
      Our success is dependent upon our proprietary technology and other intellectual property. We rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. We enter into license agreements with each of our customers. Our license agreements provide for the non-exclusive license of QAD applications. These licenses generally are perpetual and contain confidentiality and non-disclosure provisions, a limited warranty covering our applications and indemnification for the customer from infringement actions related to our applications.
      Our pricing policy is based on a standard price list and may vary based on a number of parameters including the number of end-users, number of sites, number of modules, number of languages, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD.
      In fiscal 2006, we introduced a new enterprise pricing and licensing model for some of our solutions. Currently, our applications are priced and licensed primarily on a per user basis or on a per employee basis with the new enterprise model. There are no assurances that such a licensing model will be accepted in the market place or will yield revenue comparable to the current licensing method.
      We generally license our software to end-users in both object code (machine-readable) and source code (human-readable) formats. While this practice facilitates customization, making software available in source code also makes it possible for third-parties to copy or modify our software for impermissible purposes. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties. Although we currently have no patents, we have two pending patent applications.
      We believe that the measures we take to protect our intellectual property afford only limited protection. Despite our efforts, it may be possible for third-parties to copy portions of our products, to reverse engineer them or to obtain and use information that we regard as proprietary all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States.
      The success of our business is highly dependent on maintenance of intellectual property rights. The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We may initiate, or be subject to, claims or litigation with or against third-parties for infringement of our proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us, cause product shipment delays, require us to enter royalty or licensing agreements and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.
      We may be exposed to product liability claims. While our license agreements with our customers typically contain provisions designed to limit our exposure to potential material product liability claims including appropriate warranty, indemnification, waiver and limitation of liability provisions, it is possible that such provisions may not be effective under the laws of some jurisdictions.
      We have an errors and omissions insurance policy. However, this insurance may not continue to be available to us on commercially reasonable terms, or at all. We may be subject to product liability or errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel.

ENTERPRISE APPLICATION SOLUTIONS
      The market for Enterprise Applications is uncertain. A significant element of our strategy is the acceptance of our Enterprise Application, a series of solutions targeted at enabling manufacturers to communicate with customers and suppliers. We have devoted substantial resources to developing our Enterprise Applications, such as the MFG/PRO Software, Customer Self Service (CSS), Electronic Data Interchange (EDI), and Supply Visualization hosted on MFGx.net. However, we cannot ensure our other planned releases for such Enterprise Applications, whether developed by us or third-parties, will achieve the performance standards required for commercialization. In addition, our Enterprise Applications may not achieve market acceptance or be profitable.
      The underlying technology for our applications is regularly updated and is dependent on specific technologies. Our solutions are designed using updated Progress Software technology, as well as the object-oriented technology of Sun Microsystems and certain other technologies. Our enterprise solutions depend on the commercial success of platforms that support Progress Software, Enterprise Java Beans, and our recent .NET UI development in application server environments. The .NET UI development offers an alternative to our dependence on an Enterprise Java Beans environment for our customers. The failure to successfully incorporate the .NET UI interface or Java Beans interface, or the failure of our software interface choices to receive market acceptance could have an adverse effect on us.
      We also believe that the flexibility inherent in our object-based design will play a key role in the strategy of customers in our targeted industry segments. In addition, we have embarked on an opportunistic strategy of acquiring certain products to extend and enhance our product offering. The success of our Enterprise Applications will depend on our ability to successfully develop, enhance and globalize these technologies and distribute, service and support them internationally and failure to do any of these may have an adverse effect on us.
MARKET CONCENTRATION
      We are dependent upon achieving success in certain concentrated markets. We have made a strategic decision to concentrate our product development and sales and marketing in certain primary vertical industry segments—automotive, consumer products, electronics, food and beverage, industrial and life sciences. An important element of our strategy is to achieve technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experience a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. A discussion of concentration of our credit risk is contained in note 1 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF THIRD PARTY RELATIONSHIPS TO PROVIDE SALES, SERVICES AND MARKETING FUNCTIONS
      We are dependent upon the development and maintenance of sales and marketing channels. We sell and support our products through direct and indirect sales, services and support organizations throughout the world. We cannot ensure that we will be successful in hiring appropriate sales and marketing personnel in accordance with our plans. Neither can there be assurance that our recent and planned expenses in sales and marketing will ultimately prove to be successful. In addition, our sales and marketing organization may not be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors.
      Our indirect sales channel consists of over 40 distributors and sales agents worldwide that we refer to as sales channels. We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory but may also work in conjunction with our direct sales organization.

      We have separate agreements with our alliances, channels and service providers. These agreements make available to our distributors and service providers the non-exclusive right to promote and market QAD software products and to provide training, installation, implementation and other services for QAD software products within a defined territory for a specified period of time. They are generally permitted to set their own rates for their services. Our distributors receive a discount for the distribution of our software products.
      We have certain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and the implementation of our products. Our providers generally do not receive fees for the sale of our software products unless they participate actively in a sale as a sales agent or distributor. We typically do not receive a fee from these providers on services. We are aware that these third-party providers do not provide system integration services exclusively for our products and in many instances these firms have similar, and often more established, relationships with our principal competitors.
      We designed QAD Global Services so that we can subcontract our services to third-party providers on a global basis to meet our capacity requirements. We believe this method allows for additional flexibility in ensuring our customers’ needs for services are met in a cost effective, timely and quality manner.
      Our intellectual property rights may be significantly affected by third-party relationships and actions. We have in the past, and may in the future, resell certain software which we license from third-parties. In addition, we have in the past, and may in the future, jointly develop software in which we will have co-ownership or cross-licensing rights or grant rights for the resulting software to interoperate with our products. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that provide us with the third-party software we require, provide adequate functionality in our products on terms that adequately protect our proprietary rights, or are commercially favorable to us. Our third-party development agreements contain restrictions on the use of our technology outside of the development process.
      Failure to establish or maintain successful relationships with these third-parties as appropriate or failure of these third-parties to fulfill their responsibilities could have an adverse effect on us. In addition, if these third-parties exclusively adopt a product or technology other than QAD software products or technology, or if these third-parties reduce their support of QAD software products and technology or increase such support for competitive products or technology, we could be adversely affected.
INTEGRATION OF ACQUIRED BUSINESS AND INTELLECTUAL PROPERTY
      We have continued an opportunistic strategy of acquiring certain rights to products to extend and enhance our product offering. These acquisitions involve third-party products, or software developed by a customer, that were already in use with our software but only on a limited basis geographically. These include products such as our Customer Self Service (CSS) module, our Advanced Inventory Management (AIM) solution, our Electronic Data Interchange (EDI) solution, our financial solution enhancement, our Just-In-Time Sequencing (JIT/S) solution, our Business Intelligence (BI) solution and our Demand Management solution.
      In addition, we recently acquired sole intellectual property rights to an advanced financial application, as well as rights to a component builder solution to support our service oriented architecture. These are integrated with QAD Applications. We expect this to be available in early adopter phase during this financial year and generally available early next financial year. The failure to successfully incorporate these acquired technologies, or the failure of them to receive market acceptance could have an adverse effect on us.
      At this point these products are at various stages of being integrated into our product offering. There is no assurance that we will be successful in integrating these acquisitions, or any future acquisitions, into our business and any failure to do so may adversely affect our results.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
      Our operations are international in scope, which exposes us to additional risk, including currency-related risk. For the last three fiscal years, we derived approximately 60% of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Of more than 5,500 licensed sites as of January 31, 2006, approximately 75% are outside the United States, spread over 90 countries. Our foreign exchange risk is discussed in Item 7A of this Annual Report on Form 10-K.
      Our operating results could also be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

•	Longer accounts receivable collection cycles;

•	The costs and difficulties of managing international operations and alliances;

•	Greater difficulty enforcing intellectual property rights;

•	Import or export requirements;

•	Changes in political or economic conditions; and

•	Changes in regulatory requirements or tax law.
      Economic, political and market conditions can adversely affect our revenue growth and profitability. Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include: (i) the overall demand for enterprise computer software and services; (ii) conditions in the high technology and manufacturing industry sectors; (iii) general economic and business conditions; and (iv) general political developments, such as the war on terrorism.
      Recovery in the global economic environment has been modest and uneven. A general weakening of the global economy could delay and decrease customer purchases. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations.
      Labor laws vary by country exposing us to potential costs not typically borne in the United States. The nature of our international business, and that of our customers, is such that we have to regularly review the composition of our workforce on a country by country basis and determine if we have the appropriate workforce in place. We have in the past, and may in the future, be subject to costs associated with reorganizing our workforce in a given country. The costs of such actions, should they be necessary, may be significant and could adversely affect our results.
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
MARKET CONSOLIDATION
      The ERP software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions including hostile takeovers such as the Oracle/Peoplesoft transaction. As a result, some prospective buyers are experiencing reluctance in purchasing applications that could have a short lifespan due to an acquisition resulting in the application’s life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. QAD’s controlled company status makes it highly unlikely that a hostile takeover of the company would occur.
THE MARKET FOR OUR STOCK IS VOLATILE
      The market prices for securities of technology companies, such as QAD, have been quite volatile. The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors, including:

•	quarterly fluctuations in operating results;

•	announcements of new products by us or our competitors;

•	gains or losses of significant customers;

•	the presence of short-selling of our common stock;

•	sales of a high volume of shares of our common stock by our large stockholders;

•	events affecting other companies that the market deems comparable to us;

•	general economic conditions in the United States and abroad;

•	changes in financial guidance or analyst estimates; and

•	changes in accounting or regulatory requirements in the U.S. or abroad.
      In addition, the securities of many technology companies have experienced extreme price and volume fluctuations, which have often been unrelated to the companies’ operating performance. Because of these and other factors affecting our operating results, past financial performance should not be considered as an indicator of future stock performance.
      As of January 31, 2006, QAD had 32.5 million shares of common stock outstanding and 5.1 million outstanding stock options under stock option plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of our stock.
INTERNAL CONTROL OVER FINANCIAL REPORTING
      Failure to maintain effective internal controls can adversely effect our ability to meet our reporting requirements. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet its reporting obligations, and there could be a material adverse effect on our stock price.

PRINCIPAL STOCKHOLDERS AND DEPENDENCE UPON KEY PERSONNEL
      Our principal stockholders are also directors. As of March 31, 2006, Pamela and Karl Lopker jointly and beneficially owned approximately 55% of our outstanding common stock. Pamela and Karl Lopker currently constitute two of the five members of the board of directors and are also officers of QAD in their capacity as President and CEO, respectively. On a combined basis, current directors and executive officers beneficially owned approximately 55% of the common stock.
      Pamela and Karl Lopker are generally not prohibited from selling a controlling interest in us to a third party. Their concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that might be beneficial to our business. As a result, the market price of our common stock could be adversely affected.
      Pamela and Karl Lopker, as husband and wife, own a majority of our common stock and we are a “controlled company” within the meaning of the rules of the NASDAQ. We are not required to comply with certain corporate governance rules of the NASDAQ that would otherwise apply to us as a listed company on the NASDAQ.
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
IMPACT OF LEGISLATION
      Concern about corporate governance in the U.S. has caused government agencies to enact more stringent controls, primarily including requirements associated with the Sarbanes-Oxley Act of 2002. These changes impact the public accounting profession, public companies, including corporate duties and responsibilities, and securities analysts. The impact of these changes has been significant and will likely continue to sustain increased costs of securities law compliance for publicly traded companies such as ours. The cost and effort necessary to comply with these changes, and in particular The Sarbanes-Oxley Act, especially Section 404 of the Act, has imposed a significant burden on us and remains a potential risk.
      These compliance requirements also impose a demand that our software provide the ability to enable our customers to meet these requirements. Any failure by us to keep pace with such requirements could impact our ability to continue to market our products. We are aware that our current and potential customers could choose another software vendor’s solution if they perceive greater benefit from a compliance perspective.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.     PROPERTIES
      QAD’s Corporate headquarters are located in Summerland, California. The corporate offices are on 28 acres of property owned by QAD. QAD leases over 35 offices located throughout the world with lease commitments ranging from 2006-2019. We maintain research and development centers in the United States, Australia, Spain, Ireland, China and India. During fiscal 2006, QAD entered into new office leases in Mumbai, India; Shanghai, China and Denver, Colorado in addition to renewing lease commitments in other locations. In addition, QAD has other offices in the U.S., The Netherlands, Australia, United Kingdom, Mexico, Poland, China, India, Spain, France and Japan. We will seek to renew and expand lease commitments in the future as needed. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.
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
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      QAD common stock has been traded on the NASDAQ National Market (NASDAQ) since our initial public offering in August 1997 (under the symbol QADI). The following table sets forth the low and high prices for QAD’s common stock as reported by NASDAQ in each quarter of the last two fiscal years.

	Low Price	High Price

Fiscal 2006:
Fourth quarter	$7.10	$8.49
Third quarter	7.21	8.85
Second quarter	6.20	8.24
First quarter	7.62	8.84
Fiscal 2005:
Fourth quarter	$7.12	$9.33
Third quarter	5.82	10.29
Second quarter	8.95	11.20
First quarter	10.54	17.14

Holders
      As of March 31, 2006, there were approximately 300 shareholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends
      We declared four quarterly dividends in fiscal 2006 of $0.025 per share of common stock. Continuing quarterly cash dividends are subject to the continued profitability and liquidity requirements of QAD.

Recent Sales of Unregistered Securities
      None.

Issuer Purchases of Equity Securities
      On May 26, 2005, two million shares of QAD common stock were repurchased from Recovery Equity Investors II, L.P. by QAD for $7.40 per share for a total purchase price of $14.8 million.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,(1)

	2006(8)	2005(7)	2004	2003(2),(3)	2002

	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$57,926	$60,545	$69,029	$56,023	$62,820
Maintenance and other	117,139	113,729	114,686	106,294	103,624
Services	50,429	56,932	46,937	32,931	39,341

Total revenue	225,494	231,206	230,652	195,248	205,785

Operating income (loss)	15,783	23,386	17,995	(3,295)	(832)
Income (loss) before cumulative effect of accounting change	20,742	24,483	16,317	(6,598)	(5,313)
Cumulative effect of accounting change(4)	—	—	—	1,051	—

Net income (loss)	$20,742	$24,483	$16,317	$(7,649)	$(5,313)

Basic net income (loss) per share:
Before cumulative effect of accounting change	0.63	0.72	0.49	(0.19)	(0.16)
Cumulative effect of accounting change	—	—	—	0.03	—

Basic net income (loss) per share	$0.63	$0.72	$0.49	$(0.22)	$(0.16)

Diluted net income (loss) per share:
Before cumulative effect of accounting change	0.62	0.70	0.47	(0.19)	(0.16)
Cumulative effect of accounting change	—	—	—	0.03	—

Diluted net income (loss) per share	$0.62	$0.70	$0.47	$(0.22)	$(0.16)

Cash dividends declared per common share	$0.10	$0.18	—	—	—
BALANCE SHEET DATA:
Cash and equivalents	59,971	55,289	46,784	43,688	36,782
Total assets	207,058	207,093	189,828	162,306	158,009
Current portion of long-term debt(5)	243	1,725	11,987	2,000	2,157
Long-term debt(6)	17,546	23,911	7,720	9,125	15,345
Total stockholders’ equity	72,525	64,037	47,113	35,743	42,136

(1)	Historical results of operations are not necessarily indicative of future results. Refer to “Factors That May Affect Our Future Results or The Market Price of Our Stock” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that may impact future results.

(2)	Fiscal 2003 includes restructuring charges of $5.3 million impacting operating income (loss). This cost reduction program was aimed at reducing annualized operating expense by better aligning expense with then current business levels.

(3)	In the fiscal 2003 fourth quarter, we acquired TRW ISCS which resulted in increased services revenue, as well as certain increased costs and expenses impacting operating income (loss) during that quarter and thereafter.

(4)	In connection with the adoption of SFAS 142 on February 1, 2002, and in accordance with its transition provisions, a $1.1 million impairment loss related to the Asia Pacific region goodwill was recorded as a cumulative effect of a change in accounting principle.

(5)	Fiscal 2004 includes $10.5 million related to a construction loan to finance the construction of our new company headquarters. We converted the construction loan to a permanent loan upon completion of the construction project in fiscal 2005.

(6)	Fiscal 2005 includes $18.0 million of financing related to our new company headquarters in Summerland, California, of which $17.7 million was included in long term debt as of January 31, 2005 and secured by real property.

(7)	Fiscal 2005 includes $6.5 million tax benefit from the reversal of valuation allowances.

(8)	Fiscal 2006 includes $11.5 million tax benefit from the reversals of valuation allowances and contingency reserves.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2007.
INTRODUCTION
      The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.
OVERVIEW

The Business
      QAD, a Delaware corporation founded in 1979, is a provider of Enterprise Applications which include enterprise resource planning (ERP) software applications, related extended enterprise applications as well as services for global manufacturing companies. QAD Enterprise Applications provide robust functionality for managing manufacturing operations and resources within and beyond the enterprise. This functionality enables global manufacturers to collaborate with customers, suppliers and partners to make and deliver the right product, at the right cost, at the right time.
      QAD’s Enterprise Applications, including our core enterprise application suite MFG/ PRO and related extended enterprise applications address the needs of today’s multinational manufacturers, enabling them to think and operate globally while preserving their ability to meet local requirements. QAD Enterprise Applications provide business-critical functions and processes on two levels: 1) the Enterprise level, providing traditional ERP functionality for intra-enterprise functions; and 2) the Extended Enterprise level, providing communication capabilities for supplier-management and customer-management functions.
      QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers. With more than 25 years of focus on the manufacturing industry, and approximately 5,500 licensed sites of our software around the world, QAD is well-qualified to meet the business and technology requirements of global manufacturing companies worldwide.
      QAD Enterprise Applications are focused and optimized for six select manufacturing industry segments: automotive, consumer products, electronics, food and beverage, industrial and life sciences. We develop our products and services with input from leading multinational manufacturers within the vertical industries we serve. This vertical industry focus is a key differentiator for QAD. It has enabled us to develop straightforward offerings that provide maximum flexibility for multinational manufacturers. The simplicity of QAD solutions and services enables our customers to implement QAD applications rapidly, realize a high return on investment and achieve a lower total cost of ownership when compared with the product offerings of competitors targeting these same industries. QAD’s industry focus and comprehensive offerings have contributed to our reputation for being easy to do business with. This reputation is reflected in positive, long-term relationships with our customers.
      QAD Global Services and application support are important components of our solutions. We are one of a few select organizations with the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and support business processes for local financial and operational practices. Our geographic management structure enables us to adapt our global practices to meet local requirements and deliver our services effectively within each region. We work in unity with our customers to support their global operations through our network of regional support centers, alliances and online support that is accessible 24 hours a day, seven days a week, virtually anywhere in the world. Our services offerings now also include post-implementation services, such as Application Management Services (AMS), that enables continuous operational and business improvement by our customers.

Industry Factors
      Manufacturing businesses continue to be subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers and shorten product development, manufacturing and delivery cycles. With expanding globalization, there is a growing trend among global manufacturers toward centralized systems and shared services, moving from a focus on individual plants to highly integrated models.
      Globalization and the outsourcing of manufacturing to countries throughout the world have greatly increased the scope and complexity of multinational manufacturing organizations. At the same time, the Internet has had a profound effect on the way these companies conduct business. Our strategy is to provide our customers unique advantages in the global manufacturing marketplace. We believe that manufacturers who focus on collaborating across their supply chains, including their distribution channels, suppliers and customers will reap significant benefits. Presently, our flagship version of our core enterprise application, the Global Enterprise Edition (QAD GXE) of QAD Enterprise Applications, addresses these challenges and opportunities.
      The enterprise software applications market is highly competitive and rapidly changing. It is affected by new product introductions and other market activities, including consolidations among industry participants, the entry of new participants and the effort by large vendors to increase market share in the small to mid-market space.
      QAD’s industry-focused manufacturing ERP solutions are designed for the specific needs of global manufacturing enterprises in the industries we serve to handle their internal and select external business processes. We believe this focus has helped us deliver straightforward software applications and services that are more fully integrated than point solutions or roll-ups (as defined below) and yield faster implementations, a lower total cost of ownership and a higher return on investment than mega-suite solutions (also defined below). We believe that QAD solutions enable customers to improve responsiveness in the marketplace; a capability we believe mega-suite vendors are lacking. We also believe that regional vendors lack the global infrastructure or product capabilities that global manufacturers expect of their ERP vendors.

      We believe manufacturers within our target markets typically choose from five types of enterprise solutions:

Global manufacturing industry-focused ERP solutions: These solutions, including QAD Enterprise Applications, are designed and built on a single platform with a distinct focus on the unique needs of manufacturing enterprises. They provide a robust suite of capabilities that enable the integration and management of critical data within a manufacturing enterprise. These solutions support internal and external business processes such as sales order management, procurement, inventory management, product lifecycle management, supply chain management, manufacturing planning and control, service and support, project management, distribution and finance. As a result of market consolidation in our space, we believe QAD is now the only significant provider of global manufacturing industry-focused ERP solutions that are designed to handle the specific internal and external business processes that are highly beneficial for manufacturing operations in the industries we serve. We believe our focus on meeting the needs of manufacturers within these industries has resulted in solutions that are less complex and are more fully integrated than point solutions (defined below).

Mega-suite ERP solutions: These solutions are designed with the goal of trying to satisfy the needs of multiple industries that include not only manufacturing, but also unrelated industries such as banking, insurance, retail, state and local government, telecommunications, entertainment, education, and others. These solutions attempt to satisfy the diverse needs of many different industries within a single database and software application and provide a wide set of functionality. QAD believes that because these solutions do not focus on the manufacturing sector, manufacturers who purchase these mega-suite applications experience longer implementation times, a higher total cost of ownership and a lower return on investment than they would with comparable QAD solutions. QAD also believes mega-suite applications do not provide manufacturers the agility to react quickly to changing market pressures of the global economy. We believe this is because the mega-suites’ extremely broad industry scope and higher solution complexity limit their effectiveness in addressing the specific needs of manufacturing enterprises, divisions or individual plants in our targeted vertical markets. Examples of mega-suite ERP vendors currently competing in the market include SAP, Oracle and Microsoft.

Roll-up solutions: These solutions are neither designed nor built as single solutions, but rather are the result of continued consolidation in the ERP market. QAD uses the term “roll-up” to describe legacy ERP vendors who employ an acquisition strategy. In recent years, we have seen many companies focus on growing their revenue by acquiring legacy or point solutions. Often the acquired solutions have similar features and overlapping functionality with the roll-up vendors’ existing solutions and may need to run on different platforms. QAD believes that the resulting solution set created when diverse applications from multiple companies are brought together is usually not well-unified and generally consists of multiple applications that rely on dissimilar technologies. We also believe that these roll-up solutions present considerable risk to customers. These solutions lack the cohesion and integrated functionality expected by global manufacturers. We believe that long term support for similar solutions on multiple platforms is unlikely and could result in a costly transition to a new system in the future. Examples of roll-up vendors currently competing in the market include Infor Global Solutions, SSA Global, Epicor, Lawson and GEAC.

Regional solutions: These solutions are designed to provide functionality that is highly targeted to meet the needs of a specific region or country. Vendors of these solutions typically lack the global infrastructure and global capabilities that global manufacturers expect of their ERP vendors. Examples of regional solution vendors currently competing in the market include IFS and Intentia, where we see competition most often in Europe and Australia, respectively; User Friendly Software in China and Datasul in South America.

Point solutions: These solutions are designed to provide a fairly narrow set of functionality and often lack integration with processes to which they are directly related. Examples include solutions that provide only procurement capabilities, only customer relationship management capabilities or only supply chain management capabilities. We believe these solutions tend to be highly specialized within a limited functionality scope compared to the four types of ERP suite solutions defined above.

Economic Factors
      Global economic factors can impact the growth rates of manufacturing companies within our target markets. As our customers experience fluctuations in the demand for the products they manufacture, they may react by adjusting their operations and level of investing. At times, these reactions may include increasing, decreasing or delaying capital software purchases, which can directly impact the level and timing of our revenue. We routinely monitor indices that measure reported and forecasted global and regional manufacturing production levels. We consider these indices, among other factors, in forecasting the demand for our own products and services. Recently reported global manufacturing production indices reflect expansion in production and orders in the majority of geographies in which we do business. While overall production has been expanding, recent inventory depletions seemed to be reaching their conclusion which could signal a slowdown in production expansion. In addition, the potential for economic volatility due to uncertainties related to the global political environment continues to be a risk to this economic sector. With these issues in mind, we remain cautiously optimistic regarding the economic factors that could impact our growth opportunities.

Compliance Factors
      Compliance factors, such as the requirements associated with the Sarbanes-Oxley Act of 2002, have had an impact on us and on our customers. The cost and effort of our own compliance with Sarbanes-Oxley has been significant, at approximately $1.0 million and $1.6 million of additional outside consulting and audit fees for fiscal 2006 and 2005, respectively. We are cautiously optimistic that previously delayed capital software buying decisions may fuel growth in fiscal 2007 and beyond. We are aware that our current and potential customers could choose another software vendor’s solution, if they perceive there is greater benefit from a compliance perspective.

Executive Focus On Operations
      In addition to the industry and economic factors described above, management continually monitors QAD’s performance within our business segments. Our business segments consist of a corporate operating segment and four geographic regions: North America; Europe, the Middle East and Africa (EMEA); Asia Pacific; and Latin America. For more information regarding our business segments, see note 10 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
      Regional performance measures such as revenues, operating margins and accounts receivable days’ sales outstanding are reviewed routinely. In addition, we closely monitor our level of personnel and related expenses, which represents the largest portion of our expense structure. We also monitor revenue dollars per employee and the productivity levels of our support and services personnel. We consider this data in our decision-making process related to additions or reductions in spending.
CRITICAL ACCOUNTING POLICIES
      We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of goodwill and intangible assets, capitalized software development costs, valuation of deferred tax assets and tax contingency reserves and accounting for stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each.

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

•	Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management judgment. Actual collection of these balances may differ due to global or regional economic factors, challenges faced by customers within our targeted vertical markets or specific financial difficulties of individual customers.

•	Goodwill and Intangible Assets. Goodwill and other intangible assets at January 31, 2006, were $10.6 million and $47,000, respectively, accounting for 5% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) which requires us to analyze goodwill for impairment on at least an annual basis. These periodic analyses are performed by an independent valuation consulting firm. In estimating the fair value of our individual reporting units, the enterprise fair value was considered based upon the income approach, which utilizes a discounted cash flow method to determine the fair value of the business based on the present value of future benefits the business is expected to generate. If the assumptions underlying these estimated future benefits change, we may be required to record impairment losses for these assets. For a further discussion of goodwill, see note 4 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

•	Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We also capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. Capitalized software costs are amortized on a straight-line basis over three years and charged to “Cost of license fees”. We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets.

•	Valuation of Deferred Tax Assets and Tax Contingency Reserves. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2006, we had $17.4 million of deferred tax assets, net of valuation allowances, consisting of $31.4 million of gross deferred tax assets offset by valuation allowances of $14.0 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. During the year ended January 31, 2006, as part of our assessment of the recoverability of our net deferred tax assets we determined that certain tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, we recorded tax benefits of $0.3 million at April 30, 2005 and $10.2 million at January 31, 2006, resulting from the reduction of previously recorded valuation allowances. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

SFAS No. 5, “Accounting for Contingencies”, requires us to record tax contingency reserves for items that are probable and estimable. Management uses judgment in determining the probability of an unfavorable outcome related to a tax exposure area or controversy (e.g., audit by tax authorities), considering all available information. In fiscal 2006, we recorded a net release of $1.0 million in tax contingency reserves, primarily related to a favorable audit settlement in France. Should we in the future determine that additional reserves are required or that some portion of our existing reserves are no longer required, the adjustment to tax contingency reserves would impact tax expense in the period such determination was made.

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

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”, which requires entities to recognize an expense based on the fair value of the related awards. Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” amended SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Through our fiscal year ended January 31, 2006, we were not required to transition to a fair value method of accounting for stock-based employee compensation. Instead, we have elected to provide the required disclosures as if we had transitioned. For pro forma net income and related income per share had we applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation, see note 1 within Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R will require us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements. We adopted the standard in the first quarter of fiscal 2007 using the modified prospective approach. The actual total annual expense related to stock compensation is dependent on a number of factors, including the number of stock options granted, our common stock price and related expected volatility and other inputs utilized in estimating the fair value of the stock options at the time of grant. Accordingly, the adoption in fiscal 2007 of SFAS 123R will have a material effect on our results of operations and results of operations may not be comparable on a historical basis.
      Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

RESULTS OF OPERATIONS
      The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended
	January 31,

	2006	2005	2004

Revenue:
License fees	26%	26%	30%
Maintenance and other	52	49	50
Services	22	25	20

Total revenue	100	100	100
Costs and expenses:
Cost of license fees	3	4	5
Cost of maintenance, service and other	36	36	35
Sales and marketing	27	25	26
Research and development	15	14	16
General and administrative	12	11	10
Amortization of intangibles from acquisitions	—	—	—
Restructuring	—	—	—

Total costs and expenses	93	90	92
Operating income	7	10	8
Other (income) expense	—	—	—

Income before income taxes	7	10	8
Income tax (benefit) expense	(2)	(1)	1

Net income	9%	11%	7%

Comparison of fiscal 2006 revenue to fiscal 2005
      Total revenue for fiscal 2006 was $225.5 million, a decrease of $5.7 million, or 2%, from $231.2 million in fiscal 2005. This decrease is primarily due to lower license and services revenue, offset by higher maintenance and other revenue. Our customers are widely dispersed, such that no single customer accounted for more than 10% of our total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to fiscal 2005, fiscal 2006 revenue would have been approximately $224.0 million, representing a decrease of $7.2 million, or 3%. All revenue categories were positively impacted by currency fluctuations in the current year, primarily due to favorable fluctuations in the Brazilian Real, Polish Zlotty and Australian Dollar, partially offset by unfavorable fluctuations in the Yen, Euro and British pound. International revenue as a percentage of total revenue was consistent year over year at 58%.
      License revenue was $57.9 million for fiscal 2006, down $2.6 million, or 4%, from $60.5 million in fiscal 2005. Holding foreign currency exchange rates constant to fiscal 2005, fiscal 2006 license revenue would have been approximately $57.5 million, representing a $3.0 million, or 5%, decrease from last year. We experienced decreases in our EMEA and North America business segments, offset by increases in our Asia Pacific and Latin America business segments. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2006, 35 customers placed license orders totaling more than $300,000, compared to 39 customers in fiscal 2005. We believe that this comparable number of sizable license orders reflects our customers’ continued willingness to make only incremental capital software purchases. During fiscal 2006, when compared to the prior year, discounts granted to customers for software licenses increased, primarily due to higher discounts given on three orders greater than $2 million. Fiscal 2005 included one license order greater than $2 million for which relatively normal discounts were granted. Not including the three orders greater than $2 million, our software license discounts in the current year are comparable to last year.
      Maintenance and other revenue was $117.1 million for fiscal 2006, representing an increase of $3.4 million, or 3%, in comparison to $113.7 million for fiscal 2005. Holding exchange rates constant to those prevailing in fiscal 2005, fiscal 2006 maintenance and other revenue would have been approximately $116.4 million, representing a $2.7 million, or 2%, increase over last year. Holding exchange rates constant, maintenance revenue increased $2.2 million year over year due in part to increases related to additional license sales during the current year partially offset by cancellations. Increases in our North America, Asia Pacific and Latin America regions were partially offset by a decrease in our EMEA region.
      Another factor which impacts the year over year comparisons is the timing of customer commitments to contract renewals. The period in which we recognize maintenance revenue can be impacted in cases where a renewal billing is not authorized by the customer during the period in which the maintenance contract period begins. Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue due to the delay is recognized immediately at time of invoice. Revenue recognized related to delayed invoicing was $0.5 million favorable in fiscal 2006 when compared to fiscal 2005. In addition, other revenue increased $0.5 million, primarily due to higher hardware sales in the Asia Pacific region year over year. One of the ways management measures our success in securing contract renewals is by measuring the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for both fiscal 2006 and 2005.
      Services revenue was $50.4 million for fiscal 2006, representing a decrease of $6.5 million, or 11%, when compared to last year at $56.9 million. Holding exchange rates constant to those prevailing during fiscal 2005, fiscal 2006 services revenue would have been approximately $50.1 million, reflecting a $6.8 million, or 12%, decrease from last year. Decreases in our EMEA, North America and Latin America regions, due in part to fewer large customer migrations and new contracts, were partly offset by an increase in our Asia Pacific region. Our services backlog and weighted sales funnel as of the current year-end was equivalent to the prior year. Our weighted sales funnel represents the value of our outstanding service engagement proposals, weighted based on the likelihood of winning the engagement.

Comparison of fiscal 2005 revenue to fiscal 2004
      Total revenue for fiscal 2005 was $231.2 million, an increase of $0.5 million, from $230.7 million in fiscal 2004. Revenues remained relatively flat year over year, reflecting increases in services revenues offset by decreases in license fees, maintenance and other revenue. Holding foreign currency exchange rates constant to fiscal 2004, fiscal 2005 revenue would have been approximately $225.9 million, representing a decrease of $4.8 million, or 2%. All revenue categories were positively impacted by currency fluctuations in fiscal 2005.
      License revenue was $60.5 million for fiscal 2005, down $8.5 million, or 12%, from $69.0 million in fiscal 2004. Holding foreign currency exchange rates constant to fiscal 2004, fiscal 2005 license revenue would have been approximately $59.9 million, representing a $9.1 million, or 13%, decrease from last year. All of our business segments experienced decreases in license revenue from fiscal 2004. We have continued to sell our software at prices comparable to the previous fiscal year. During fiscal 2005, 39 customers placed license orders totaling more than $300,000, compared to 49 customers in fiscal 2004. We believe that the lower number of sizable orders in fiscal 2005 could be attributed, in part, to our customers focusing on Sarbanes-Oxley compliance rather than systems implementations.
      Maintenance and other revenue was $113.7 million for fiscal 2005, representing a decrease of $1.0 million, or 1%, from $114.7 million in fiscal 2004. Holding exchange rates constant to those prevailing in fiscal 2004, fiscal 2005 maintenance and other revenue would have been approximately $111.5 million, representing a $3.2 million, or 3%, decrease from the prior year. Maintenance revenue decreased $1.8 million year over year due in part to improvements in our maintenance renewal backlog in fiscal 2005 which resulted in fewer significant cases of delayed renewal commitments than in the prior year, which has an unfavorable impact when comparing to fiscal 2004. In addition, other revenue decreased $1.3 million, primarily due to lower hardware sales in the Asia Pacific region year over year. Our maintenance contract renewal rate has remained consistent, in excess of 90% for both fiscal 2005 and 2004.
      Services revenue was $56.9 million for fiscal 2005, representing an increase of $10.0 million, or 21%, when compared to the prior year at $46.9 million. Holding exchange rates constant to those prevailing during fiscal 2004, fiscal 2005 services revenue would have been approximately $54.4 million, reflecting a $7.5 million, or 16%, increase over the prior year. The effect of the change in exchange rates mainly related to fluctuations in the Euro. Increases in North America were partly offset by decreases in EMEA region.

Comparison of costs and expenses—fiscal 2006, 2005 and 2004
      Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $88.7 million for fiscal 2006 and $91.5 million for both fiscal 2005 and 2004, and as a percentage of total revenue was 39% for fiscal 2006 and 40% for both fiscal 2005 and 2004. Holding exchange rates constant to the most recent preceding fiscal year, total cost of revenue would have been approximately $88.3 million and $88.5 million for fiscal 2006 and 2005, respectively, reflecting the impact of the weakening U.S. dollar in comparison to other currencies. At constant exchange rates, the total cost of revenue percentage for fiscal 2006 would have been unchanged at 39% and fiscal 2005 would have decreased 1% to 39%.
      Fiscal 2006, 2005 and 2004 included employee separation costs of $1.2 million, $1.6 million and $2.0 million, respectively related predominantly to EMEA services.
      Sales and Marketing. Sales and marketing expense was $61.4 million, $56.6 million and $60.2 million for fiscal 2006, 2005 and 2004, respectively. The increase of $4.8 million from fiscal 2005 to fiscal 2006 primarily related to higher personnel of $1.5 million due to higher headcount, higher expenses of $1.4 million related to three events, including our annual Explore user conferences, higher travel of $0.8 million and higher sales agent fees of $0.7 million, mainly due to a large deal we closed in Japan in the current year.
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
      Research and Development. Research and development expense (R&D), which is managed on a global basis, was $32.6 million, $33.2 million and $36.2 million in fiscal 2006, 2005 and 2004, respectively. The decrease of $0.6 million from fiscal 2005 to fiscal 2006 is mainly related to lower severance in the current year of $0.8 million and lower allocations of facility and Information Technology (IT) related costs of $0.7 million. Facility and IT related costs are allocated based on proportional headcount for each functional area, which was lower for R&D throughout the first three quarters of fiscal 2006 when compared to fiscal 2005. These decreases were partially offset by higher travel of $0.6 million and unfavorable currency fluctuations of $0.1 million.
      The decrease of $3.0 million from fiscal 2004 to 2005 was primarily attributable to lower personnel expenses of $2.6 million, primarily due to our cost containment efforts in North America and a lower level of contractor expense in fiscal 2005.
      During fiscal 2007, we expect to increase our R&D expense as we direct and expand our resources toward significant enhancements to our product offerings.
      General and Administrative. General and administrative expense was $26.7 million, $26.1 million, and $24.2 million for fiscal 2006, 2005 and 2004, respectively. The $0.6 million increase from fiscal 2005 to 2006 was primarily related to higher professional fees and bad debt expense of $0.5 million each, partially offset by lower bonuses of $0.7 million. Although professional fees related to Sarbanes-Oxley compliance efforts decreased in the current year, other professional fees increased, including higher tax consulting expenses due to several tax planning projects undertaken in fiscal 2006.
      The $1.8 million increase from fiscal 2004 to 2005 was mainly related to a $1.3 million increase in professional fees, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and $0.7 million unfavorable currency fluctuation related to the weakening of the U.S. dollar.
      Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions totaled $0.3 million, $0.5 million and $0.9 million in fiscal 2006, 2005 and 2004, respectively. The year over year declines were primarily related to certain intangible assets that had become fully amortized.
      Restructuring. In prior years, we implemented restructuring programs designed to strengthen operations and financial performance. Charges and adjustments related to restructurings are included in “Restructuring” in our Consolidated Statement of Operations. During fiscal 2004, we recorded an adjustment of $0.3 million as a decrease to total costs and expenses. This adjustment reduced a prior year restructuring accrual to reflect a change in utilization related to a previously vacated leased office space. As of January 31, 2005 the restructuring accruals, as adjusted, were fully utilized.
      Total Other (Income) Expense. Total other (income) expense was $(0.4) million, $1.0 million and $(1.4) million in fiscal 2006, 2005 and 2004, respectively. The $1.4 million favorable change from fiscal 2005 to fiscal 2006 was primarily related to higher interest income of $0.6 million and lower interest expense of $0.3 million, primarily due to lower debt balances as we paid off our line of credit of $7.6 million in the second quarter of fiscal 2006. In addition, during fiscal 2006 we received an insurance settlement of $0.5 million, related to a lawsuit which is still pending, from an insurance company that represented a former QAD country manager. In return for the payment, we dropped all claims against the former country manager and certain third parties. The lawsuit is related to activities in 1997 in a location outside of the United States.
      The $2.4 million unfavorable change from fiscal 2004 to 2005 mainly relates to a $1.5 million gain on sale of property in fiscal 2004. In addition, interest expense increased $0.9 million due to additional interest incurred in relation to the $18.0 million long-term financing, as described in the Contractual Obligations section below.
      Income Tax Expense. We recorded an income tax benefit of $4.6 million and $2.1 million in fiscal 2006 and 2005, respectively, and income tax expense of $3.1 million in fiscal 2004. These amounts include taxes in profitable jurisdictions. These amounts also include benefits related to the reversal of tax valuation allowances of $10.5 million and $6.5 million in fiscal 2006 and 2005, respectively. We have not provided tax benefits for certain jurisdictions in loss positions due to management’s determination that it is more likely than not that tax benefits associated with previously reserved net deferred tax assets in such jurisdictions will not be realized. For further information regarding income taxes, please see note 7 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
      We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.
      Our principal sources of liquidity are cash flows generated from operations and our cash and equivalents and marketable securities balances. Cash and equivalents and marketable securities combined were $60.0 million and $68.3 million at January 31, 2006 and 2005, respectively. Our working capital decreased to $20.7 million as of January 31, 2006 from $27.6 million as of January 31, 2005. The decrease in working capital of $6.9 million includes a decrease in current assets of $9.0 million, offset by a decrease in current liabilities of $2.1 million. The $9.0 million decrease in current assets relates mainly to the use of cash and marketable securities for several large expenditures, including the purchase of 2.0 million shares of QAD common stock from Recovery Equity Investors II, L.P. (REI) for $14.8 million, repayments of $7.8 million of debt and $3.3 million in quarterly dividends paid, offset by cash generated from operations.

      The decrease in current liabilities of $2.1 million relates to the $1.5 million repayment of the current portion of long-term debt and a combined $5.1 million decrease in accounts payable and other current liabilities primarily related to a $3.3 million decrease in income tax payable. The decreases in current liabilities were partially offset by a $4.5 million increase in deferred revenue.
      We have historically calculated accounts receivable days’ sales outstanding (DSO), using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue that the accounts receivable balance as of period end represents. When reviewing the performance of our business units, DSO under the countback method is used by management. It is management’s belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods.
      DSO under the countback method was 55 days at January 31, 2006, down from 60 days at January 31, 2005. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 93 days and 94 days at January 31, 2006 and 2005, respectively.
Net Cash
      Net cash, defined as cash and equivalents and marketable securities less short and long-term debt, decreased $0.5 million to $42.2 million as of January 31, 2006 from $42.7 million at January 31, 2005. The decrease was attributable to an $8.3 million decrease in combined cash and marketable securities offset by $7.8 million in debt reduction, primarily due to the full payment of our line of credit during fiscal 2006.
Cash Flows
      The following is a summary of cash flows for fiscal 2006, 2005 and 2004:

Operating Activities

Cash provided by operating activities was $28.6 million, $22.8 million and $19.8 million in fiscal 2006, 2005 and 2004, respectively. The increase from fiscal 2005 to 2006 related primarily to the change in other assets, mainly deferred tax assets. In addition, cash outflow from other liabilities decreased due to lower payments for payroll related items and other accruals partially offset by a decrease in income tax payable. Other changes to net cash provided by operating activities included an increase in deferred revenue. These increases in cash flow were partially offset by lower net income, a larger non-cash tax benefit from the reversal of deferred tax valuation allowances and a smaller decrease in accounts receivable this year.

The increase from fiscal 2004 to 2005 related primarily to an increase in net income year over year offset by a decrease in depreciation and amortization and a non-cash tax benefit from the reversal of deferred tax valuation allowances of $6.5 million. In addition, accounts receivable reflected a net decrease in fiscal 2005 due to collections in excess of billings, versus a net increase in accounts receivable in fiscal 2004. Increases to cash flow in fiscal 2005 were offset by decreases in other liabilities that primarily relates to higher income tax payments and payroll-related payments in fiscal 2005.

In the first quarter of fiscal 2006, we moved our data center from Carpinteria, California, to our new corporate headquarters in Summerland, California. The move resulted in $0.9 million in exit costs of which $0.3 million is reflected in cost of revenue and $0.6 million is included in operating expenses. Later in the year, an adjustment of $0.2 million was required due to a previously unanticipated delay in subleasing the space. Although we have not secured a sublease agreement with a tenant, we expect to do so by October 2006.

Operating activities in fiscal 2005 include $0.7 million of exit costs related to an office lease we vacated in December 2004. At the time we vacated the lease we secured a sublease for an amount less than our current lease payments. Therefore, we incurred a non-cash impairment charge in fiscal 2005.

Investing Activities
      Cash provided by (used in) investing activities for fiscal 2006, 2005 and 2004 was $1.8 million, $(13.0) million, and $(21.2) million, respectively.
      Purchases of property and equipment for fiscal 2006, 2005 and 2004 were $7.2 million, $10.6 million and $17.8 million, respectively. Fiscal 2006, 2005 and 2004 included capital investments of $2.1 million, $6.6 million and $13.8 million, respectively, for the construction of and building improvements for our new company headquarters on property owned by QAD in Summerland, California. In fiscal 2004, these purchases were partially offset by the proceeds from the sale of a parcel of property located in Carpinteria, California. We moved into our new company headquarters in May 2004, and shortly thereafter we paid our construction loan in full and entered into a long-term financing arrangement with Mid-State bank, which is secured by the property.
      We invest funds in short term marketable securities on which we earn interest income. This balance can fluctuate based on our short-term investing decisions. In fiscal 2006 we sold $13.0 million in marketable securities and deposited the proceeds into our cash account. In fiscal 2004, we purchased $7.0 million in marketable securities and sold $0.5 million.
      We spent $4.1 million, $1.7 million and $0.9 million, in fiscal 2006, 2005 and 2004, respectively, related to capitalized software costs. The increase from fiscal 2005 to 2006 was due to a software purchase we made in fiscal 2006 to upgrade our financial modules and user interface. In fiscal 2005, we acquired certain assets and liabilities of Oxford Consulting Group, Inc. located in the United States. We paid $0.8 million in cash upon consummation which is included in “Acquisitions of businesses, net of cash acquired” in our January 31, 2005 Consolidated Statement of Cash Flows.
      In fiscal 2004, we sold a 34-acre undeveloped parcel of property in Carpinteria, California for $3.3 million, net of associated fees. The book value of this property was $1.8 million resulting in a $1.5 million gain on disposal of the property.

Financing Activities
      Cash (used in) provided by financing activities was $(24.3) million, $(1.9) million and $2.9 million for fiscal 2006, 2005 and 2004, respectively.
      The fiscal 2006 activity includes the purchase of 2 million shares of QAD common stock from REI for $7.40 per share for total cash consideration of $14.8 million. During fiscal 2006, we repaid the outstanding balance of $7.6 million on the Comerica Bank Credit Facility. In addition, we made $0.2 million in principal payments related to other debt during the year. Proceeds from the issuance of stock were $2.8 million, primarily related to the exercise of options. We implemented a dividend program during fiscal 2005 and paid $3.3 million in dividends during fiscal 2006.
      The fiscal 2005 activity includes loan proceeds of $17.8 million from a loan agreement we entered into with Mid-State Bank in July of 2004. We used $14.3 million of the proceeds to pay the then existing construction loan with SBB&T. Proceeds from the issuance of common stock were $2.8 million, primarily related to the exercise of stock options. In addition, our board of directors approved a stock repurchase program to repurchase up to 1.0 million shares of common stock. Approximately 742,000 shares of common stock were repurchased for $5.6 million during fiscal 2005. We paid $5.1 million in dividends during fiscal 2005.
      The fiscal 2004 activity includes approximately $15.2 million in expenditures related to a “Modified Dutch Auction” tender offer, in which we purchased approximately 2.9 million shares of our common stock at a price of $5.00 per share. Proceeds from the issuance of common stock were $9.6 million for fiscal 2004, primarily related to the exercise of stock options. Also included in the fiscal 2004 proceeds from the issuance of stock was the December 2003 exercise of a warrant by REI to purchase 225,000 shares of QAD common stock at an exercise price of $7.50 per share for which QAD received $1.7 million in cash. In addition, fiscal

2004 includes $10.5 million in proceeds from the construction loan related to the building of our new headquarters in Summerland, California.
      We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.
CONTRACTUAL OBLIGATIONS
      The following summarizes our significant contractual obligations at January 31, 2006 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,

	2007	2008	2009	2010	2011	Thereafter	Total

	(In millions)
Notes payable	$0.2	$0.2	$0.3	$0.3	$0.3	$16.4	$17.7
Notes payable interest payments	1.2	1.2	1.1	1.1	1.1	3.7	9.4
Lease obligations	6.9	4.3	2.9	1.6	1.3	2.9	19.9
Technology purchases	0.5	—	—	—	—	—	0.5

Total	$8.8	$5.7	$4.3	$3.0	$2.7	$23.0	$47.5

Credit Facility
      Effective April 7, 2005, we entered into a new unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility). On April 7, 2005, we terminated our existing $30 million secured credit facility with Wells Fargo Foothill, Inc.
      The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At January 31, 2006, the maximum that could have been borrowed under the facility was $19.6 million. We pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million CB Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA. Effective May 9, 2005, the CB Facility was amended. The amendment increases the amount of QAD common stock that we may repurchase, in any trailing four-quarter period, from $20 million to $30 million.
      The CB Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At January 31, 2006, a prime rate borrowing would have had an effective rate of 7.25% and a 30 day LIBOR borrowing would have had an effective rate of approximately 5.30%.
      As of January 31, 2006, there were no borrowings under the CB Facility and we were in compliance with the financial covenants of the credit facility, as amended.

Notes Payable
      In July 2004, QAD Ortega Hill, LLC, a wholly-owned subsidiary of QAD Inc. entered into a loan agreement with Mid-State Bank & Trust. The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, we will make 119 monthly payments of $115,000 and one final payment of $15.4 million. Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million. A portion of these proceeds were used to repay our then existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at January 31, 2006 was $17.7 million.

Lease Obligations
      We lease certain office facilities, office equipment and automobiles under operating lease agreements. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year are included in the above table of contractual obligations. For further discussion of our leased office facilities, see Item 2 entitled “Properties” included elsewhere in this Annual Report on form 10-K.

Technology Purchases
      On February 11, 2005, we entered into an agreement with Soft Cell N.V. to purchase co-ownership rights to the intellectual property comprised of certain software that is complementary to MFG/ PRO. Specifically, the software purchased will enhance our existing financial modules and user interface. The software acquired was technologically feasible at the acquisition date and there are no significant issues related to integration with MFG/ PRO. The original purchase price was approximately $3.7 million and is due in phases from February 2005 through May 2006. In August 2005, we purchased an additional module for $0.2 million. As of January 31, 2006, we have paid $3.4 million, with the remaining $0.5 million recorded in other current liabilities. The purchase price is included in capitalized software and amortization will begin at the time the product is sold to customers, which is expected to occur in the first quarter of fiscal 2008.
      In March 2006 we entered into an agreement with Soft Cell N.V. to acquire full ownership rights to all intellectual property, as well as certain other assets, owned by Soft Cell N.V. for approximately $1 million cash.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Foreign Exchange. Approximately 35% of our revenue was denominated in foreign currencies in each of the fiscal years 2006, 2005 and 2004. We also incurred approximately 45% of our expenses in currencies other than the U.S. dollar in the last three fiscal years. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.
      Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. In fiscal 2006, 2005 and 2004, foreign currency transaction and remeasurement gains totaled $79,000, $189,000 and $36,000, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
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
      We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2007 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2006 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
      The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting
      QAD’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Management has assessed the effectiveness of the Company’s internal control system as of January 31, 2006 based on the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 31, 2006, the company’s system of internal control over financial reporting is effective.
      The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of QAD’s internal control over financial reporting.

Limitations on the Effectiveness of Controls
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
QAD Inc.:
      We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control Over Financial Reporting”, that QAD Inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QAD Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that QAD Inc. maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2006, and the related financial statement schedule II, and our report dated April 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
April 14, 2006

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal 2006, which information is incorporated herein by reference.
      In addition, information required by Item 10 with respect to our audit committee and our code of ethics applying to our principal executive officer(s) and principal financial and accounting officers, is incorporated by reference from the Proxy Statement.
      Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      Information regarding executive compensation is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information regarding certain relationships and related transactions is set forth under the caption “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information regarding services performed by, and fees paid to, our independent auditors is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	FINANCIAL STATEMENTS
      The following financial statements are filed as a part of this Annual Report on Form 10-K:
QAD INC.

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES
      The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	73
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
      All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

3.	INDEX TO EXHIBITS
      See the Index of Exhibits at page 75.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
QAD Inc.:
      We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QAD Inc.’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
April 14, 2006

QAD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,

	2006	2005

Assets
Current assets:
Cash and equivalents	$59,971	$55,289
Marketable securities	—	13,000
Accounts receivable, net of allowances of $3.1 million and $3.7 million at January 31, 2006 and 2005, respectively	61,819	63,145
Other current assets	14,406	13,785

Total current assets	136,196	145,219

Property and equipment, net	40,825	39,701
Capitalized software costs, net	5,251	2,791
Goodwill	10,640	11,552
Other assets, net	14,146	7,830

Total assets	$207,058	$207,093

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$243	$1,725
Accounts payable	9,136	11,896
Deferred revenue	75,314	70,805
Other current liabilities	30,809	33,234

Total current liabilities	115,502	117,660

Long-term debt	17,546	23,911
Other liabilities	820	892
Minority interest	665	593
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,350,084 shares and 35,338,952 shares at January 31, 2006 and 2005, respectively	35	35
Additional paid-in capital	123,376	119,533
Treasury stock, at cost (2,813,739 shares and 1,529,792 shares at January 31, 2006 and 2005, respectively)	(20,752)	(9,668)
Accumulated deficit	(23,551)	(40,154)
Unearned compensation—restricted stock	(330)	(440)
Accumulated other comprehensive loss	(6,253)	(5,269)

Total stockholders’ equity	72,525	64,037

Total liabilities and stockholders’ equity	$207,058	$207,093

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended January 31,

	2006	2005	2004

Revenue:
License fees	$57,926	$60,545	$69,029
Maintenance and other	117,139	113,729	114,686
Services	50,429	56,932	46,937

Total revenue	225,494	231,206	230,652

Costs and expenses:
Cost of license fees	8,132	8,628	10,299
Cost of maintenance, service and other revenue	80,573	82,825	81,215
Sales and marketing	61,406	56,552	60,183
Research and development	32,647	33,229	36,191
General and administrative	26,695	26,070	24,228
Amortization of intangibles from acquisitions	258	516	887
Restructuring	—	—	(346)

Total costs and expenses	209,711	207,820	212,657

Operating income	15,783	23,386	17,995
Other (income) expense:
Interest income	(1,452)	(809)	(540)
Interest expense	1,626	1,889	943
Other (income) expense, net	(537)	(120)	(1,803)

Total other (income) expense	(363)	960	(1,400)

Income before income taxes	16,146	22,426	19,395
Income tax (benefit) expense	(4,596)	(2,057)	3,078

Net income	$20,742	$24,483	$16,317

Basic net income per share	$0.63	$0.72	$0.49

Diluted net income per share	$0.62	$0.70	$0.47

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock
	and Additional					Unearned	Accumulated
	Paid-in Capital		Treasury Stock			Compensation	Other	Total	Comprehensive
					Accumulated	Restricted	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Deficit	Stock	Loss	Equity	(Loss)

Balance, January 31, 2003	34,693	$115,834	—	$—	$(73,244)	$—	$(6,847)	$35,743
Comprehensive income:
Net income	—	—	—	—	16,317	—	—	16,317	$16,317
Foreign currency translation adjustments	—	—	—	—	—	—	652	652	652

Total comprehensive income									$16,969

Stock activity:
Under employee stock purchase plan	79	293	82	426	(26)	—	—	693
Under stock options	562	1,580	1,375	6,765	(1,085)	—	—	7,260
Under stock warrants	—	520	225	1,167	—	—	—	1,687
Reclassification of prior years’ treasury share purchases	—	1,219	(306)	(1,219)	—	—	—	—
Repurchase of common stock	—	—	(2,937)	(15,239)	—	—	—	(15,239)

Balance, January 31, 2004	35,334	119,446	(1,561)	(8,100)	(58,038)	—	(6,195)	47,113

Comprehensive income:
Net income	—	—	—	—	24,483	—	—	24,483	$24,483
Foreign currency translation adjustments	—	—	—	—	—	—	926	926	926

Total comprehensive income									$25,409

Stock activity:
Under employee stock purchase plan	—	94	81	425	107	—	—	626
Under stock options	5	(423)	652	3,381	(741)	—	—	2,217
Tax benefit from stock options	—	218	—	—	—	—	—	218
Dividends declared ($0.18 per share)	—	—	—	—	(5,965)	—	—	(5,965)
Restricted stock	—	233	40	207	—	—	—	440
Unearned compensation- restricted stock	—	—	—	—	—	(440)	—	(440)
Repurchase of common stock	—	—	(742)	(5,581)	—	—	—	(5,581)

Balance, January 31, 2005	35,339	119,568	(1,530)	(9,668)	(40,154)	(440)	(5,269)	64,037

Comprehensive income:
Net income	—	—	—	—	20,742	—	—	20,742	$20,742
Foreign currency translation adjustments	—	—	—	—	—	—	(984)	(984)	(984)

Total comprehensive income									$19,758

Stock activity:
Under employee stock purchase plan	—	—	87	453	128	—	—	581
Under stock options	11	39	629	3,263	(1,039)	—	—	2,263
Tax benefit from stock options	—	3,804	—	—	—	—	—	3,804
Dividends declared ($0.10 per share)	—	—	—	—	(3,228)	—	—	(3,228)
Earned compensation- restricted stock	—	—	—	—	—	110	—	110
Repurchase of common stock	—	—	(2,000)	(14,800)	—	—	—	(14,800)

Balance, January 31, 2006	35,350	$123,411	(2,814)	$(20,752)	$(23,551)	$(330)	$(6,253)	$72,525

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,

	2006	2005	2004

Cash flows from operating activities:
Net income	$20,742	$24,483	$16,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,320	7,541	8,082
Provision for doubtful accounts and sales adjustments	364	257	137
(Gain) loss on disposal of property and equipment	21	129	(1,542)
Tax benefit from reversal of deferred tax valuation allowances and reserves	(11,513)	(6,548)	—
Exit costs	1,075	687	—
Restructuring	—	—	(346)
Other, net	(55)	(18)	171
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	365	2,995	(5,803)
Other assets	7,310	(311)	2,450
Accounts payable	(1,313)	(1,063)	(702)
Deferred revenue	5,743	866	683
Other liabilities	(1,492)	(6,254)	372

Net cash provided by operating activities	28,567	22,764	19,819
Cash flows from investing activities:
Purchase of property and equipment	(7,225)	(10,577)	(17,785)
Purchase of marketable securities	—	—	(7,000)
Proceeds from sale of marketable securities	13,000	—	500
Restricted cash under construction loan	—	—	1,016
Capitalized software costs	(4,051)	(1,665)	(929)
Acquisitions of businesses, net of cash acquired	—	(766)	(445)
Proceeds from sale of property and equipment	48	29	3,395

Net cash provided by (used in) investing activities	1,772	(12,979)	(21,248)
Cash flows from financing activities:
Proceeds from construction loan	—	3,870	10,468
Repayments of construction loan	—	(14,338)	—
Repayments of other debt	(7,847)	(1,604)	(2,005)
Proceeds from notes payable, net of fees	—	17,843	—
Dividends paid	(3,261)	(5,121)	—
Proceeds from issuance of common stock	2,844	2,843	9,640
Repurchase of common stock	(14,800)	(5,581)	(15,239)
Changes in cash overdraft	(1,266)	216	21

Net cash provided by (used in) financing activities	(24,330)	(1,872)	2,885
Effect of exchange rates on cash and equivalents	(1,327)	592	1,640

Net increase in cash and equivalents	4,682	8,505	3,096
Cash and equivalents at beginning of period	55,289	46,784	43,688

Cash and equivalents at end of period	$59,971	$55,289	$46,784

See accompanying notes to consolidated financial statements

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended January 31,

	2006	2005	2004

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,596	$1,783	$1,061
Income taxes, net of refunds	2,100	1,904	(70)
Supplemental disclosure of non-cash activities:
Realization of acquired deferred tax asset	124	342	375
Adjustments to goodwill acquired	—	47	284
Tax benefits related to employee stock options recorded to equity	3,804	218	—
Future obligations associated with technology purchases	459	550	1,400
Future obligations associated with dividend declaration	811	844	—
See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
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
USE OF ESTIMATES
      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management, with consideration given to materiality, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
      The Company considers certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of goodwill and intangible assets, capitalized software costs, valuation of deferred tax assets and tax contingency reserves and accounting for stock-based compensation to be critical policies due to the significance of these items to its operating results and the estimation processes and management judgment involved in each.
CASH AND EQUIVALENTS
      Cash and equivalents consist of cash and short-term investments with maturities less than 90 days. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
MARKETABLE SECURITIES
      The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. QAD classifies its marketable securities as available-for-sale and carries such securities at fair value, and, if applicable, unrealized gains and losses, net of tax, are reported in stockholders’ equity until disposition or maturity.
      Marketable securities held in fiscal 2005 and 2004 consisted of auction rate securities which were stated at fair value, were not restricted and were classified as current assets. The cost of the auction rate securities approximates their fair value, with no unrealized or realized gains/losses recorded. Interest was paid as the auction rate notes renewed, which was typically every seven days.
REVENUE RECOGNITION
      QAD licenses its software under non-cancelable license agreements, including third-party software sold in conjunction with QAD software, provides customer support and provides services including technical,

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
implementation and training. Revenue is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition.” The Company’s revenue recognition policy is as follows:
      License Revenue. QAD recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable, and collection is probable. The Company’s typical payment terms vary by region. While most of its arrangements are within its normal payment terms, the Company has provided extended terms on occasion. Terms granted are typically less than one year and the Company has established a history of collection, without concessions, on those receivables. Provided all other revenue recognition criteria have been met, the Company recognizes license revenue for these arrangements on delivery. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor-specific, objective evidence of the fair value of all undelivered elements exists and such items are not essential to the functionality of the software. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when the Company has vendor-specific, objective evidence for undelivered elements or as delivery of the elements occurs.
      Subscription license revenue from the Company’s hosted product offerings is recognized ratably over the contract period. The Company’s standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of the Company’s license revenue recognition policy, such as the assessment of collectibility for which the Company reviews a customer’s credit worthiness and its historical experience with that customer, if applicable.
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
      The Company believes that it is currently in compliance with the applicable accounting standards governing revenue recognition. However, the accounting standard setting bodies continue to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to the Company’s business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect the Company’s results of operations.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
ACCOUNTS RECEIVABLE ALLOWANCES
      The Company reviews the collectibility of its accounts receivable each period by analyzing balances based on age and records specific allowances for any balances that it determines may not be fully collectible. The Company also provides an additional reserve based on historical data including analysis of credit memo data and other known factors.
INCOME TAXES
      QAD recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. In assessing whether there is a need for a valuation allowance on deferred tax assets, the Company determines whether it is more likely than not that it will realize tax benefits associated with deferred tax assets. In making this determination, the Company considers future taxable income and tax planning strategies that are both prudent and feasible. The impact on deferred taxes of changes in tax rates and laws, if any, are reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of foreign subsidiaries, which are or will be reinvested indefinitely in such operations. In addition, the Company records accruals for tax contingencies when the likelihood of an unfavorable outcome is probable and estimable.
COMPUTATION OF NET INCOME PER SHARE
      The following table sets forth the computation of basic and diluted net income per share:

	Years Ended January 31,

	2006	2005	2004

	(in thousands, except per share data)
Net income	$20,742	$24,483	$16,3177

Weighted average shares of common stock outstanding—basic	32,707	33,952	33,123
Weighted average shares of common stock equivalents issued using the treasury stock method	863	1,246	1,759

Weighted average shares of common stock and common stock equivalents outstanding—diluted	33,570	35,198	34,882

Basic net income per share	$0.63	$0.72	$0.49

Diluted net income per share	$0.62	$0.70	$0.47

      Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Shares of common stock equivalents of approximately 1.9 million, 0.7 million and 0.4 million for fiscal 2006, 2005 and 2004, respectively, were not included in the diluted calculation because they were anti-dilutive.
FOREIGN CURRENCY TRANSLATION
      The financial position and results of operations of the Company’s foreign subsidiaries are generally determined using the country’s local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rates on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss), which is included in “Accumulated other comprehensive loss” within the Consolidated Balance Sheets.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
      Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement gains for fiscal 2006, 2005 and 2004 totaled $79,000, $189,000 and $36,000, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations.
FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
      The carrying amounts of cash and equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s debt instruments bear variable market interest rates, subject to certain minimum interest rates. The carrying values of these instruments reasonably approximate fair value. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2006 or January 31, 2005.
LONG-LIVED ASSETS
      Property and equipment are stated at cost. Additions and significant improvements are capitalized, while maintenance and repairs are expensed. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of 3 years for computer equipment and software, 5 years for furniture and office equipment, 10 years for building improvements, and 39 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset.
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews applicable assets for triggering events and, if necessary, for impairment in value based upon undiscounted future operating cash flows from those assets. If it is determined that the carrying amount of an asset may not be recovered, appropriate losses are recognized.
      Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses. Other intangible assets include non-compete agreements and acquired intellectual property. As required under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is assessed on at least an annual basis for impairment at the reporting unit level by applying a fair value-based test. For further discussion related to SFAS No. 142, see note 4 within these Notes to Consolidated Financial Statements.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
associated product. The amount by which the unamortized capitalized software costs of a particular software product exceeds the estimated net realizable value of that asset would be reported as a charge to the Consolidated Statement of Operations.
RESEARCH AND DEVELOPMENT
      All costs incurred to establish the technological feasibility of the Company’s computer software products are expensed to research and development as incurred.
COMPREHENSIVE INCOME (LOSS)
      Comprehensive income (loss) includes changes in the balances of items that are reported directly in a separate component of Stockholders’ equity on the Consolidated Balance Sheets. The components of comprehensive income (loss) are net income and foreign currency translation adjustments. The Company does not provide for income taxes on foreign currency translation adjustments since it does not provide for taxes on the unremitted earnings of its foreign subsidiaries. The changes in “Accumulated other comprehensive loss” are included in the Company’s Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss).
ACCOUNTING FOR STOCK—BASED COMPENSATION
      The Company accounts for its stock option grants in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards or changes in grantee status. No employee stock option compensation expense is reflected in results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock compensation expense related to stock granted in conjunction with the acquisition of Oxford Consulting is included in the results of operations. For further description of the acquisition, see note 2 within these Notes to Consolidated Financial Statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
      The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 11, “Stock-Based Incentive Compensation Plans”).

	Years Ended January 31,

	2006	2005	2004

	(in thousands,
	except per share data)
Net income as reported	$20,742	$24,483	$16,317
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	69	52	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,277	2,885	1,985

Pro forma net income	$17,534	$21,650	$14,332

Net income per share:
As reported:
Basic	$0.63	$0.72	$0.49
Diluted	0.62	0.70	0.47
Pro forma:
Basic	$0.54	$0.64	$0.43
Diluted	0.52	0.62	0.41
      The fair value of stock options and stock purchased under the Company’s employee stock purchase plan (ESPP) at date of grant was estimated using the Black-Scholes pricing model with the following assumptions for fiscal 2006, 2005 and 2004:

	Expected Life	Expected	Risk-Free	Dividend
Stock-Based Compensation	(in years)	Volatility	Interest Rate	Yield

Options:
2006	5.00	0.81	4.24%	1.28
2005	5.38	0.96	3.87%	0.9
2004	5.50	1.01	3.49%	—
ESPP:
2006	0.25	0.32	3.68%	1.28
2005	0.25	0.82	1.61%	0.9
2004	0.25	1.01	1.39%	—
RECENT ACCOUNTING STANDARDS

Share-Based Payment
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) generally requires share-based payments to employees, including grants of employee

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
      SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005, with earlier adoption permitted. The Company adopted this new standard on February 1, 2006 using the modified prospective method. The Company is currently evaluating various valuation models and the appropriate inputs to those models. The stock compensation expense impact for fiscal 2007 is believed to be relatively consistent with the fiscal 2006 footnote disclosure. Actual results are dependent on a number of factors, including the number of stock options granted, the Company’s common stock price and other inputs utilized in estimating the fair value of the stock options at time of grant.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, the Company generally recognizes no compensation cost for employee stock options and purchases under its ESPP. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect net income and basic and diluted earnings per share. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
believe adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.
RECLASSIFICATIONS
      Certain prior year balances have been reclassified to conform to current year presentation.

2.	BUSINESS COMBINATIONS

Oxford Consulting Group, Inc.
      On April 30, 2004, the Company acquired certain assets and liabilities of Oxford Consulting Group, Inc. (Oxford) located in the United States. Oxford’s business primarily focused on electronic data interchange (EDI) systems design, installation and services in connection with the MFG/ PRO software owned and licensed by the Company.
      Under the terms of the asset purchase agreement, the Company paid $0.8 million in cash upon consummation and issued 40,000 shares of restricted common stock. The approximate value of the shares ($0.4 million) at the date of acquisition was included as outstanding stock with an equal offset as “Unearned compensation—restricted stock,” within Stockholders’ equity in the Company’s Consolidated Balance Sheet at April 30, 2004. The shares vest ratably in equal portions over four years on each anniversary date of the acquisition with vesting contingent on the future employment of certain employees of Oxford. As such, the Company is expensing the unearned compensation straight-line over four years. In addition, subsequent to the purchase, an additional $0.4 million in cash was paid to Oxford through February 2006. In accordance with accounting principles generally accepted in the United States, the subsequent cash payments and fair value of common stock are considered compensation expense, not an increase to the purchase price.
      The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the acquired assets, including identifiable intangible assets and liabilities at their fair values as of April 30, 2004. The $0.8 million purchase price was mainly allocated to intellectual property ($0.6 million), a customer list ($0.1 million) and customer contracts ($0.1 million). The Company is amortizing the intellectual property over three years and amortized the customer list over one year and the customer contracts over six months. The intellectual property is primarily comprised of certain EDI libraries developed by Oxford that are complimentary to MFG/ PRO. Based on the purchase price allocation, no goodwill was recorded in connection with this transaction.

3.	CAPITALIZED SOFTWARE COSTS
      Capitalized software costs and accumulated amortization at January 31, 2006 and 2005 were as follows:

	January 31,

	2006	2005

	(in thousands)
Capitalized software costs:
Acquired software technology	$6,197	$2,708
Capitalized software development costs	1,520	2,600

	7,717	5,308
Accumulated amortization	(2,466)	(2,517)

Capitalized software costs, net	$5,251	$2,791

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	CAPITALIZED SOFTWARE COSTS (Continued)
      The increase in acquired software technology was primarily attributable to the purchase of co-ownership rights of intellectual property made during the fiscal 2006 first quarter from Soft Cell N.V. On February 11, 2005, the Company entered into an agreement with Soft Cell N.V. to purchase intellectual property comprised of certain software that is complementary to MFG/ PRO. Specifically, the software purchased will enhance the Company’s existing financial modules and user interface. The software acquired was technologically feasible at the acquisition date and there are no significant issues related to integration with MFG/ PRO. The original purchase price was approximately $3.7 million and is due in phases from February 2005 through May 2006. In August 2005, the Company purchased an additional module for $0.2 million. As of January 31, 2006, the Company has paid $3.4 million, with the remaining $0.5 million recorded in other current liabilities. The purchase price is included in capitalized software and amortization will begin at the time the product is sold to customers which is expected to occur in the first quarter of fiscal 2008.
      Additionally the change in capitalized software development costs from January 31, 2005 to January 31, 2006 includes $1.4 million of “Capitalized software developments costs” being removed from the balance sheet. It is the company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, the corresponding $1.4 million of “Accumulated amortization” was also removed from the balance sheet. These write-offs do not impact “Capitalized software costs, net.”
      Amortization of capitalized software costs of $1.6 million in both fiscal 2006 and 2005, and $1.5 million in fiscal 2004 is included in “Cost of license fees” in the accompanying Consolidated Statements of Operations.

4.	GOODWILL
      For the applicable reporting units, the changes in the carrying amount of goodwill were as follows (reporting unit regions are defined in note 10 within these Notes to Consolidated Financial Statements):

		Asia	Latin
	EMEA	Pacific	America	Total

	(in thousands)
Balances, January 31, 2004	$10,227	$280	$799	$11,306
Fiscal 2005 activity:
Adjustments to goodwill acquired	(47)	—	—	(47)
Realization of acquired deferred tax asset	(342)	—	—	(342)
Impact of foreign currency translation	639	5	(9)	635

Balances, January 31, 2005	10,477	285	790	11,552
Fiscal 2006 activity:
Realization of acquired deferred tax asset	(124)	—	—	(124)
Impact of foreign currency translation	(842)	(3)	57	(788)

Balances, January 31, 2006	$9,511	$282	$847	$10,640

      In November 2002, the Company recorded $2.2 million of goodwill in connection with the acquisition of TRW ISCS. This goodwill was allocated completely to the EMEA reporting unit. SFAS 109, “Accounting for Income Taxes”, requires that management consider whether it is more likely than not that some portion or all of deferred tax assets will be realized. At the date of the TRW ISCS acquisition, management considered that it was more likely than not that the acquired TRW ISCS deferred tax assets would not be realized. However, during fiscal 2006 and 2005, $0.1 million and $0.3 million, respectively, of TRW ISCS deferred tax assets were realized, resulting in a corresponding decrease in goodwill.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	GOODWILL (Continued)
      During fiscal 2004, the Company made an earnout payment to the selling entity of an acquired business in Asia Pacific of $0.3 million based on financial performance under the purchase agreement. The payment effectively served to increase the purchase price of the acquisition, thus adding to the Company’s goodwill balance. Based on this earnout payment, the Asia Pacific reporting unit was valued and tested for impairment under SFAS 142. The fair value of the Asia Pacific reporting unit was determined using a discounted cash flow approach. The results of the test yielded no indication of impairment.
      SFAS 142 requires the Company to analyze goodwill for impairment at least on an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period. During the fourth quarter of each of fiscal years 2006, 2005 and 2004, in connection with the annual test, all reporting units containing goodwill were valued and tested for impairment. The fair value of each reporting unit was determined using an equally weighted income and market approach. The results of this test yielded a fair value in excess of the carrying value for each applicable reporting unit.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,

	2006	2005

	(in thousands)
Accounts receivable, net
Accounts receivable	$64,935	$66,827
Less allowance for:
Doubtful accounts	(1,136)	(1,093)
Sales adjustments	(1,980)	(2,589)

	$61,819	$63,145

Other current assets
Deferred maintenance	$6,319	$6,802
Prepaid expenses	3,488	5,643
Deferred income taxes, net	3,073	454
Other	1,526	886

	$14,406	$13,785

Property and equipment, net
Computer equipment and software	$31,916	$38,251
Buildings	28,695	26,635
Furniture and office equipment	16,361	16,310
Leasehold and building improvements	6,930	6,753
Land	3,850	3,850
Automobiles (including under capital lease)	315	352

	88,067	92,151
Less accumulated depreciation and amortization	(47,242)	(52,450)

	$40,825	$39,701

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

	January 31,

	2006	2005

	(in thousands)
Other assets, net
Deferred income taxes, net	$11,828	$5,541
Other	2,318	2,289

	$14,146	$7,830

Deferred revenue
Deferred maintenance revenue	$71,827	$68,634
Other deferred revenue	3,487	2,171

	$75,314	$70,805

Other current liabilities
Accrued commissions and bonus	$6,311	$6,802
Accrued compensated absences	6,304	5,765
Other accrued payroll	2,279	1,989
Other current liabilities	15,915	18,678

	$30,809	$33,234

6.	LONG-TERM DEBT

	January 31,

	2006	2005

	(in thousands)
Total debt
Notes payable	$17,715	$17,914
Credit facility	—	7,625
Capital lease obligations	74	97

	17,789	25,636
Less current maturities	243	1,725

Long-term debt	$17,546	$23,911

      The aggregate maturities of long-term debt, for each of the next five fiscal years and thereafter are as follows: $0.3 million in fiscal 2007; $0.2 million in fiscal 2008; $0.3 million in fiscal 2009; $0.3 million in fiscal 2010; $0.3 million in fiscal 2011; and $16.4 million thereafter.

Notes Payable
      In July 2004, QAD Ortega Hill, LLC, a wholly-owned subsidiary of QAD Inc. entered into a loan agreement with Mid-State Bank & Trust. The loan had an initial principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, the Company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million. Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million. The balance of the note payable at January 31, 2006 was $17.7 million.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	LONG-TERM DEBT (Continued)

Credit Facility
      Effective April 7, 2005, the Company entered into a new unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility). On April 7, 2005, the Company terminated its existing $30 million secured credit facility with Wells Fargo Foothill, Inc. The balance outstanding under the Wells Fargo Foothill Facility, of $7.6 million, was repaid with funds borrowed from the CB Facility.
      The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, tax, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At January 31, 2006, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA. Effective May 9, 2005, the CB Facility was amended. The amendment increases the amount of QAD common stock that the Company may repurchase, in any trailing four-quarter period, from $20 million to $30 million.
      The CB Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At January 31, 2006, a prime rate borrowing would have had an effective rate of 7.25% and a 30 day LIBOR borrowing would have had an effective rate of approximately 5.30%.
      In the second quarter of fiscal 2006, the balance outstanding under the CB facility was paid in full. As of January 31, 2006 there were no borrowings under the credit facility and the Company was in compliance with the financial covenants, as amended.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INCOME TAXES
      Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Current:
Federal	$(572)	$23	$(235)
State	88	163	103
Foreign	991	4,070	1,800

Subtotal	507	4,256	1,668
Deferred:
Federal	(1,465)	(5,057)	—
State	(4,167)	(523)	—
Foreign	(3,275)	(951)	1,410

Subtotal	(8,907)	(6,531)	1,410
Equity	3,804	218	—

Total	$(4,596)	$(2,057)	$3,078

      Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Computed expected tax expense	$5,490	$7,625	$6,594
State income taxes, net of Federal income tax expense	1,548	71	68
Incremental tax expense (benefit) from foreign operations	(2,154)	(667)	979
Foreign withholding taxes	1,013	1,427	549
Adjustments to deferred tax assets	—	(2,298)	—
Net change in valuation allowance	(10,537)	(9,513)	(4,916)
Net change in contingency reserve	(989)	—	—
Non-deductible expenses	450	264	271
Tax payment (refund) related to prior years	—	1,090	(341)
Other	583	(56)	(126)

	$(4,596)	$(2,057)	$3,078

      Consolidated U.S. income before income taxes was $8.4 million, $9.8 million and $11.1 million for the fiscal years ended January 31, 2006, 2005 and 2004, respectively. The corresponding income before income taxes for foreign operations was $7.7 million, $12.6 million, and $8.3 million for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.
      Withholding and U.S. income taxes have not been provided on approximately $25.6 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance,

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INCOME TAXES (Continued)
certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. The determination of tax associated with the $25.6 million of unremitted earnings is not practicable.
      The Company recorded a net release of $1.0 million for the fiscal year ended January 31, 2006 related to tax contingency reserves, of which $0.8 million related to a favorable audit settlement in France.
      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,

	2006	2005

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$459	$415
Accrued vacation	1,285	1,040
Accrued commissions	687	339
Alternative minimum tax (AMT) credits	663	443
Research and development credits	4,449	8,243
Foreign tax credits	429	8
Deferred revenue	3,509	3,524
Capitalized software development costs	371	—
Net operating loss carry forwards	18,233	26,197
Other	1,381	1,207

Total deferred tax assets	31,466	41,416
Less valuation allowance	(14,026)	(33,626)

Deferred tax assets, net of valuation allowance	$17,440	$7,790

Deferred tax liabilities:
Capitalized software development costs	$—	$170
Depreciation and amortization	327	595
State income taxes	1,246	—
Unrecognized capital gain	961	941
Other	5	90

Total deferred tax liabilities	2,539	1,796

Total net deferred tax asset	$14,901	$5,994

Current portion of deferred tax asset, net	3,073	454
Non-current portion of deferred tax asset, net	11,828	5,540

Total net deferred tax asset	$14,901	$5,994

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that certain tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INCOME TAXES (Continued)
and future reversals of existing taxable temporary differences. As a result, the Company recorded a tax benefit of $10.5 million during the year ended January 31, 2006, resulting from the reduction of previously recorded valuation allowances against net deferred tax assets. The Company continues to evaluate the realizability of its net deferred tax assets and the need to record a valuation allowance.
      The Company has net operating loss carryforwards of $62.8 million and tax credit carryforwards of $4.9 million as of January 31, 2006. The U.S. federal and state net operating loss carryforwards of $18.4 million expire at various expiration dates and foreign net operating loss carryforwards of $44.4 million expire from 2007 to unlimited carryover. The U.S. federal and state tax credit carryforwards of $4.9 million expire at various expiration dates for federal and unlimited carryover for state. At January 31, 2006 and 2005, the valuation allowance attributable to deferred tax assets was $14.0 million and $33.6 million, respectively, representing an overall decrease of $19.6 million. The $19.6 million decrease consists of $10.5 million in reversals resulting in tax benefits, as well as $9.1 million which had no impact on income tax expense, including $3.8 million relating to stock options, $3.4 million attributed to the write-off of certain deferred tax assets and $1.9 million in other changes in deferred tax balances.

8.	EMPLOYEE BENEFIT PLANS
      The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company matches 75% of the employees’ contributions up to the first four percent of the employee’s salary. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for fiscal 2006, 2005 and 2004 were $0.9 million, $1.0 million and $1.1 million, respectively.
      Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 5% to 36.5%. These plans are funded at various times throughout the year according to plan provisions with aggregate employer contributions of $1.8 million, $1.7 million and $1.8 million during fiscal 2006, 2005 and 2004, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease Obligations
      The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense was $6.9 million for fiscal 2006, $7.7 million for fiscal 2005 and $7.5 million for fiscal 2004. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2006 are as follows: $6.9 million in fiscal 2007; $4.3 million in fiscal 2008; $2.9 million in fiscal 2009; $1.6 million in fiscal 2010; $1.3 million in fiscal 2011 and $2.9 million in total thereafter.

Exit Costs
      In March 2005, the Company moved its data center from leased office space in Carpinteria, California to its new headquarters in Summerland, California. Under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, a loss must be recognized for costs that will continue to be incurred under the lease agreement without economic benefit to the company. At the time the Company vacated the data center, which represented approximately 40% of the leased space, it expensed $0.9 million, of which $0.3 million

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)
was reflected in cost of revenue and $0.6 million was included in operating expenses, related to the present value of the estimated loss on the lease and related asset disposal costs. The Company’s original accrual was based on an estimated sublease move-in date of November 1, 2005. During the third quarter of fiscal 2006, the Company determined it was not able to sublease by November 1, 2005 and adjusted its estimate. At that time, the Company incurred an additional $0.2 million of exit costs. Although the Company has not secured a sublease agreement with a tenant, it expects to do so by October, 2006.
      On December 1, 2004, QAD entered into a sublease agreement to sublease approximately 60% of its leased office space in Carpinteria, California, which it vacated when the Company moved to its new offices in Summerland, California. The sublease commenced on December 1, 2004 and ends on the date QAD’s lease terminates with the lessor in August 2011. Under the terms of the sublease agreement, the sublessee shall pay QAD a monthly rental amount which is less than the current monthly lease payment QAD pays to the lessor. In accordance with SFAS 146, the Company expensed the present value of the expected loss from the sublease arrangement. Expense of approximately $0.7 million was incurred in fiscal 2005 and is reflected in the Consolidated Statement of Operations during the period ended January 31, 2005.

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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	BUSINESS SEGMENT INFORMATION (Continued)
      Operating income (loss) attributable to each business segment is based on management’s assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by QAD manufacturing operations at the price charged to the distribution operation. Income from manufacturing operations and research and development costs are included in the corporate operating segment.
      Identifiable assets and capital expenditures are assigned by geographic region based on the location of each legal entity. This is in contrast to depreciation and amortization expense, which is allocated both to corporate and the geographic regions based on management’s assignment of costs.
      Capital expenditures within the North America region include $2.1 million, $6.6 million and $13.8 million in fiscal 2006, 2005 and 2004, respectively, related to the construction of and building improvements for the new Company headquarters. As the Company headquarters are located in the United States, a significant amount of corporate assets are assigned to the North America region.

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Revenue:
North America	$94,127	$97,726	$92,994
EMEA	76,287	85,188	88,951
Asia Pacific	40,232	34,638	35,220
Latin America	14,848	13,654	13,487

	$225,494	$231,206	$230,652

Operating income (loss):
North America	$16,760	$19,300	$19,166
EMEA	(205)	2,057	624
Asia Pacific	2,469	1,650	1,849
Latin America	(496)	79	(784)
Corporate	(2,745)	300	(3,206)
Restructuring	—	—	346

	$15,783	$23,386	$17,995

Depreciation and amortization:
North America	$500	$460	$450
EMEA	1,332	1,672	2,234
Asia Pacific	607	648	1,287
Latin America	412	225	543
Corporate	4,469	4,536	3,568

	$7,320	$7,541	$8,082

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	BUSINESS SEGMENT INFORMATION (Continued)

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Capital expenditures:
North America	$4,935	$9,210	$16,332
EMEA	815	780	885
Asia Pacific	1,260	457	484
Latin America	215	130	84

	$7,225	$10,577	$17,785

	January 31,

	2006	2005

	(in thousands)
Identifiable assets:
North America	$125,222	$117,406
EMEA	51,816	62,125
Asia Pacific	21,955	20,757
Latin America	8,065	6,805

	$207,058	$207,093

11.	STOCK-BASED INCENTIVE COMPENSATION PLANS

Employee Stock Option Agreements
      As of January 31, 2006, options to purchase 5.1 million shares of common stock were outstanding under the 1997 Stock Incentive Program’s Incentive Stock Option Plan. Outstanding options generally vest over a four-year period and have contractual lives of 8 years. Stock option activity is summarized in the following table.

			Options Exercisable

	Stock	Weighted Average	Number	Weighted Average
	Options	Exercise Price	Exercisable	Exercise Price

	(in thousands, except exercise price)
Outstanding options at January 31, 2003	5,905	$4.29	2,850	$5.21
Options issued	760	6.04
Options exercised	(1,937)	3.75
Options expired and terminated	(749)	5.74

Outstanding options at January 31, 2004	3,979	$4.61	1,879	$5.19
Options issued	1,502	10.21
Options exercised	(657)	3.38
Options expired and terminated	(342)	6.40

Outstanding options at January 31, 2005	4,482	$6.53	2,068	$4.99
Options issued	1,660	7.81
Options exercised	(640)	3.54
Options expired and terminated	(361)	8.60

Outstanding options at January 31, 2006	5,141	$7.17	2,189	$5.75

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STOCK-BASED INCENTIVE COMPENSATION PLANS (Continued)
      The following table summarizes information about stock options outstanding and exercisable at January 31, 2006:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number of	Contractual Life	Exercise	Number	Exercise
Exercise Prices			Options	(Years)	Price	Exercisable	Price

			(in thousands)			(in thousands)
$1.38	-	$3.07	702	3.49	$2.41	633	$2.36
3.08	-	3.75	737	4.29	3.34	548	3.37
3.76	-	9.29	2,271	6.39	7.40	481	5.82
9.30	-	9.71	830	6.30	9.64	210	9.64
9.72	-	15.60	601	4.43	13.20	317	13.98

Total			5,141	5.45	$7.17	2,189	$5.75

1997 Stock Incentive Program
      The Company has adopted the 1997 Stock Incentive Program, which currently consists of seven parts:

•	Incentive Stock Option Plan under which incentive stock options may be granted.

•	Non-Qualified Stock Option Plan under which non-qualified stock options may be granted.

•	Restricted Share Plan under which restricted shares of common stock may be granted.

•	Employee Stock Purchase Plan (ESPP) that allowed participating employees to purchase shares of common stock totaling up to 10% of an employee’s compensation through payroll deductions. The price of common stock purchased was 85% of the lower of the fair market value of the common stock on the first or last day of each calendar quarter, defined as the purchase period. During the fiscal years ended January 31, 2006, 2005 and 2004, a total of 87,000 shares, 81,000 shares and 161,000 shares, respectively, were issued under the ESPP, generating total proceeds to the Company of $0.6 million, $0.6 million and $0.7 million, respectively. The ESPP program was eliminated effective January 1, 2006.

•	Non-Employee Director Stock Option Plan under which grants of options to purchase shares of common stock may be made to non-employee directors of QAD.

•	Stock Appreciation Rights Plan under which SARs (as defined in the plan) may be granted.

•	Other Stock Rights Plan under which (1) units representing the equivalent shares of common stock may be granted; (2) payments of compensation in the form of shares of common stock may be granted; and (3) rights to receive cash or shares of common stock based on the value of dividends paid with respect to a share of common stock may be granted.
      Effective June 21, 2005, the stockholders approved an amendment to the QAD Inc. 1997 Stock Incentive Program, as amended to increase the maximum aggregate number of shares of common stock, by 4 million shares to 16 million shares. The amendment also provides that any and all remaining shares that are available and authorized for issuance under the 1997 Program may be issued as voting or non-voting common stock in QAD Inc. In addition, the amendment provides the administrators of the Program with complete discretion to award new option grants, restricted shares, employee stock purchase plan rights, stock appreciation rights and other stock rights under the 1997 Program and, subject to obtaining consent of the various award holders,

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STOCK-BASED INCENTIVE COMPENSATION PLANS (Continued)
to modify currently outstanding awards with ultimate payment, settlement or issuance being either existing voting or any new class or series of voting or non-voting common stock (subject to obtaining any necessary stockholder or regulatory approval for the issuance of any new class or series of voting or non-voting common stock). The amendment also provides the administrator with the discretion to settle any or all cashless exercises of employee stock options through a net share issuance of voting or non-voting common stock. The 1997 program expires 10 years from the date of adoption.

12.	STOCKHOLDERS’ EQUITY

Stock Repurchase
      On May 26, 2005, the Company purchased from Recovery Equity Investors II, L.P. (“REI”), a Delaware limited partnership, 2 million shares of QAD common stock for $7.40 per share for a total purchase price of $14.8 million. Prior to the transaction, REI owned 3,002,778 shares of QAD common stock.
      On June 15, 2004, the Company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock. For the twelve months ended January 31, 2005 the Company repurchased approximately 742,000 shares of its common stock at an average repurchase price of $7.52 per share, including fees. As a result, Stockholders’ equity was reduced for the twelve months ended January 31, 2005 by $5.6 million. The open market stock repurchase program expired on June 15, 2005. No shares were repurchased under the program in fiscal 2006.

Dividends
      On June 15, 2004, the Company’s Board of Directors approved a one-time special dividend of $0.10 per share of common stock payable August 10, 2004 to the Company’s shareholders of record at the close of business on July 19, 2004. In addition, the Company’s Board of Directors approved an initial quarterly cash dividend of $0.025 per share of common stock. In each subsequent quarter in fiscal 2005 and 2006, the Board has continued to approve a quarterly dividend of $0.025 per share of common stock.

Warrants
      REI acquired a warrant in December 1999 in conjunction with a private placement by QAD, in which REI received 2,333,333 shares of the Company’s common stock for net consideration of $9.6 million. The warrant included anti-dilution provisions, which were not applicable to this transaction. The warrant exercise period was set to expire in December 2003. In December 2003, REI exercised, in its entirety, the warrant to purchase 225,000 shares of QAD common stock at an exercise price of $7.50 per share for which QAD received $1.7 million in cash.

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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	STOCKHOLDERS’ EQUITY (Continued)
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

Reclassification
      During the fiscal 2004 first quarter, the Company adjusted its number of treasury shares to reflect treasury share purchases in fiscal 1999 and 2001, aggregating approximately 306,000 shares. These shares were removed from the Company’s weighted average shares of common stock outstanding used in the computation of net income or loss per share beginning with the quarter ending April 30, 2003. Had such adjustment been recorded earlier, it would not have resulted in a material impact to any of the Company’s previously reported net income (loss) per share amounts. The related $1.2 million value of these shares was reclassified from “Additional paid-in capital” to “Treasury stock, at cost” in the Consolidated Balance Sheet at April 30, 2003. During fiscal 2004, these shares were issued in connection with stock option exercises and ESPP purchases.

13.	OTHER (INCOME) EXPENSE, NET
      In August 2005, the Company received a payment related to a lawsuit which is still pending, of $0.5 million from an insurance company that represented a former QAD country manager. In return for the payment, QAD dropped all claims against the former country manager and certain third-parties. The lawsuit is related to activities in 1997 in a location outside of the United States. The payment is included in “Other (income) expense, net” in the Company’s fiscal 2006 Consolidated Statement of Operations.
      In March 2003, QAD sold a 34-acre undeveloped parcel of property, in Carpinteria, California for $3.3 million, net of associated fees. The book value of this property was $1.8 million. The resulting gain of $1.5 million was recorded as a gain on disposal of property and is included in “Other (income) expense, net” in the Company’s fiscal 2004 Consolidated Statement of Operations.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	QUARTERLY INFORMATION (Unaudited)

	Quarter Ended

	April 30	July 31	Oct. 31	Jan. 31

	(in thousands, except per share data)
Fiscal 2006
Total revenue	$55,984	$58,042	$51,412	$60,056
Gross profit	33,382	35,728	30,383	37,296
Operating income	3,265	4,241	2,897	5,380
Net income(1)	2,503	3,847	2,688	11,704
Basic net income per share	$0.07	$0.12	$0.08	$0.36
Diluted net income per share	0.07	0.12	0.08	0.35
Fiscal 2005
Total revenue	$58,188	$56,839	$55,453	$60,726
Gross profit	35,836	32,945	32,967	38,005
Operating income	5,263	2,909	5,178	10,036
Net income(2)	5,562	1,997	3,116	13,808
Basic net income per share	$0.16	$0.06	$0.09	$0.41
Diluted net income per share	0.16	0.06	0.09	0.40

(1)	Fiscal 2006 first, second and fourth quarter results include tax benefits attributable to the reversal of deferred tax asset valuation allowances and contingency reserves of $0.4 million, $0.4 million and $10.7 million, respectively.

(2)	Fiscal 2005 first and fourth quarter results include tax benefits attributable to the reversal of deferred tax asset valuation allowances of $1.2 million and $5.3 million, respectively.

15.	SUBSEQUENT EVENTS (Unaudited)

Purchased Software
      In March 2006, the Company entered into an agreement to acquire full intellectual property rights, and certain assets of Soft Cell N.V., for a purchase price of approximately $1 million cash, excluding acquisition related costs. In the first quarter of fiscal 2006, the Company acquired co-ownership rights to technology that will enhance its financial modules and user interface, all developed by Soft Cell N.V. The current purchase will give the Company full ownership rights to all the intellectual property previously owned by Soft Cell N.V.

SCHEDULE II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged		Impact of
	Balance at	(Credited) to		Foreign	Balance at
	Beginning of	Statement of		Currency	End of
	Period	Operations	Deletions	Translation	Period

Year ended January 31, 2004
Allowance for doubtful accounts	$2,185	$(212)	$(437)	$151	$1,687
Allowance for sales adjustments	3,907	349	(1,276)	278	3,258

Total allowances	$6,092	$137	$(1,713)	$429	$4,945

Year ended January 31, 2005
Allowance for doubtful accounts	1,687	(32)	(625)	63	1,093
Allowance for sales adjustments	3,258	289	(1,101)	143	2,589

Total allowances	$4,945	$257	$(1,726)	$206	$3,682

Year ended January 31, 2006
Allowance for doubtful accounts	1,093	441	(423)	25	1,136
Allowance for sales adjustments	2,589	(77)	(561)	29	1,980

Total allowances	$3,682	$364	$(984)	$54	$3,116

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2006.

QAD Inc.

By:	/s/ Daniel Lender

Daniel Lender
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker Pamela M. Lopker	Chairman of the Board, and President	April 14, 2006

/s/ Karl F. Lopker Karl F. Lopker	Director, Chief Executive Officer (Principal Executive Officer)	April 14, 2006

/s/ Daniel Lender Daniel Lender	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2006

/s/ Valerie J. Miller Valerie J. Miller	Vice President, Corporate Controller (Principal Accounting Officer)	April 14, 2006

/s/ Peter R. van Cuylenburg Peter R. van Cuylenburg	Director	April 14, 2006

/s/ Larry Wolfe Larry Wolfe	Director	April 14, 2006

INDEX OF EXHIBITS

EXHIBIT
NUMBER	EXHIBIT TITLE

3.1	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on June 19, 1997(1)
3.9	Bylaws of the Registrant(1)
4.1	Specimen Stock Certificate(1)
10.1	QAD Inc. 1994 Stock Ownership Program(1)
10.2	QAD Inc. 1997 Stock Incentive Program(1)
10.3	Form of Indemnification Agreement with Directors and Executive Officers(1)
10.4	Master License Agreement between the Registrant and Progress software Corporation dated June 30, 1995(1)†
10.5	Lease Agreement between the Registrant and Matco Enterprises, Inc. for Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria, California dated November 30, 1992(1)
10.6	First Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites C and H located at 5464 Carpinteria Ave., Carpinteria, California dated September 9, 1993(1)
10.7	Second Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.8	Third Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.9	Fourth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave., Carpinteria, California dated February 15, 1994(1)
10.10	Fifth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. or Suites G and E located at 5464 Carpinteria Ave., Carpinteria, California dated September 12, 1994(1)
10.11	Sixth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites A, B, D, F and H, and Room A located at 5464 Carpinteria Ave., Carpinteria, California dated October 30, 1996(1)
10.12	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.13	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.14	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30,1993(1)
10.15	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30, 1993(1)
10.16	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.17	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.18	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)

EXHIBIT
NUMBER	EXHIBIT TITLE

10.19	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.20	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.21	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.22	Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)
10.23	Amendment to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated April 26, 1994(1)
10.24	Second Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners, LP III, dated May 30, 1995(1)
10.25	Third Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners L.P. I dated November 30, 1995(1)
10.26	Agreement and Plan of Merger between QAD California and the Registrant dated July 8, 1997(1)
10.27	Standard Industrial Commercial Multi-Tenant Lease — Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp.(2)
10.28	Lease Agreement between the Registrant and Goodaston Limited for Unit 1 Phase 8 Business Park, The Waterfront Merry Hill, West Midlands, United Kingdom, dated April 30, 1996 (2)
10.29	Eight Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites I, K, L, C, J and Basement Room B located at 5464 Carpinteria Avenue, Carpinteria, California dated February 18, 1999(4)
10.30	Stock Purchase Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.31	Registration Rights Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.32	Stock Purchase Agreement between the Registrant and Enterprise Engines, Inc. dated December 15, 1999(5)
10.33	Non-Competition Agreement between the Registrant and David A. Taylor and Enterprise Engines, Inc. dated December 15, 1999(5)
10.34	Ninth Amendment to office lease between the Registrant and Matco Enterprises, Inc. for Suites G an E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 23, 1999(5)
10.35	Third Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.36	Fourth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.37	Fifth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.38	Tenth Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 1, 2000(7)
10.39	Eleventh Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites I, J, K and L located at 5464 Carpinteria Avenue, Carpinteria, California dated November 16, 2000(7)
10.40	Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated September 8, 2000(7)

EXHIBIT
NUMBER	EXHIBIT TITLE

10.41	SanFrancisco Technology License Agreement between the Registrant and International Business Machines Corporation dated November 30, 1999(8)†
10.42	Lease Agreement between the Registrant and The Wright Family C Limited Partnership for Building A located at 6410 Via Real, Carpinteria, California dated February 10, 2001(9)
10.43	Lease Renewal Letter dated February 21, 2001, related to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)(9)
10.44	First Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated December 13, 2001(10)
10.45	Lease Agreement between the Registrant and Vof Forward Erenha for office space located at Beechavenue 125, 1119 RB Schiphol Rijk, The Netherlands, dated December 24, 2001 (11)
10.46	Architectural Services Agreement between the Registrant and Lenvik & Minor Architects dated May 29, 2002(12)
10.47	Master Services Agreement between the Registrant and Equant, Inc. dated June 6, 2002(†)(12)
10.48	Consulting Agreement between the Registrant and Ove Arup & Partners California dated June 12, 2002(12)
10.49	Second Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated July 31, 2002(12)
10.50	Lease Termination Agreement between the Registrant and Brandywine Operating Partnership, L.P. dated September 19, 2002(13)
10.51	Contractor agreement between the Registrant and Melchiori Construction Company dated October 30, 2002(13)
10.52	Agreement for Interior Design Services between the Registrant and DMJM Rottet dated October 30, 2002(13)
10.53	Stock and Asset Purchase Agreement by and among BDM International, Inc., TRW Integrated Supply Chain Solutions GMBH, TRW Integrated Supply Chain Solutions, Inc. and TRW Inc. on the one hand and Pistach EMEA Holdings, B.V. and QAD Inc. on the other hand dated November 12, 2002(†)(14)
10.54	Agreement for Landscaping and Improvements between the Registrant and the County of Santa Barbara dated November 1, 2002(15)
10.55	Construction Loan Agreement between the Registrant and Santa Barbara Bank & Trust dated November 18, 2002(15)
10.56	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated March 18, 2003(15)
10.57	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation effective as of April 29, 2003(16)
10.58	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 28, 2004(17)
10.59	Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004(18)
10.60	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of October 31, 2004(19)
10.61	Sublease agreement between the Registrant and Somera Communications Inc. dated November 29, 2004(19)
10.62	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of March 21, 2005(19)
10.63	Loan Agreement between the registrant and Comerica Bank effective as of April 7, 2005(19)

EXHIBIT
NUMBER	EXHIBIT TITLE

10.64	Termination letter of the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 6, 2005(19)
10.65	First Amendment to the loan agreement between the Registrant and Comerica Bank effective as of May 9, 2005(20)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441)

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1999 filed April 30, 1999 (Commission File No. 0-22823)

(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 1999 filed June 14, 1999 (Commission No. 0-22823)

(4)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 1999 filed September 14, 1999 (Commission No. 0-22823)

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000 (Commission No. 0-22823)

(6)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2000 filed June 13, 2000 (Commission No. 0-22823)

(7)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2000 filed December 15, 2000 (Commission No. 0-22823)

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001 (Commission No. 0-22823)

(9)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2001 filed June 14, 2001 (Commission No. 0-22823)

(10)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October, 31, 2001 filed December 14, 2001 (Commission No. 0-22823)

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 (Commission No. 0-22823)

(12)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 2002 filed September 15, 2002 (Commission No. 0-22823)

(13)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2002 filed December 14, 2002 (Commission No. 0-22823)

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 27, 2002 (Commission No. 0-22823)

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003 (Commission No. 0-22823)

(16)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2003 (Commission No. 0-22823)

(17)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2004 (Commission No. 0-22823)

(18)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 2004 (Commission No. 0-22823)

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005 (Commission No. 0-22823)

(20)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2005 (Commission No. 0-22823)

(†)	Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.