Form 10-Q
period 2006-04-30
QAD INC
filed 2006-06-06
CIK 1036188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-22823
QAD Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0105228
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
6450 Via Real, Carpinteria, California 93013
(Address of principal executive offices)
(805) 684-6614
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of the issuer’s common stock as of June 1, 2006 was 32,775,441.

QAD INC.
INDEX

PART I
ITEM 1 – FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2006	2006
Assets
Current assets:
Cash and equivalents	$68,975	$59,971
Accounts receivable, net	42,977	61,819
Other current assets	17,030	14,406

Total current assets	128,982	136,196

Property and equipment, net	40,840	40,825
Capitalized software costs, net	4,798	5,251
Goodwill	11,168	10,640
Other assets, net	14,386	14,146

Total assets	$200,174	$207,058

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$242	$243
Accounts payable	9,367	9,136
Deferred revenue	72,141	75,314
Other current liabilities	25,055	30,809

Total current liabilities	106,805	115,502

Long-term debt	17,470	17,546
Other liabilities	868	820
Minority interest	764	665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,350,806 and 35,350,084 shares at April 30, 2006 and January 31, 2006, respectively	35	35
Additional paid-in capital	124,992	123,376
Treasury stock, at cost (2,602,860 and 2,813,739 shares at April 30, 2006 and January 31, 2006, respectively)	(19,345)	(20,752)
Accumulated deficit	(23,842)	(23,551)
Unearned compensation – restricted stock	(229)	(330)
Accumulated other comprehensive loss	(7,344)	(6,253)

Total stockholders’ equity	74,267	72,525

Total liabilities and stockholders’ equity	$200,174	$207,058

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30,
	2006	2005
Revenue
License fees	$10,291	$13,879
Maintenance and other	30,190	28,610
Services	12,926	13,495

Total revenue	53,407	55,984

Costs and expenses:
Cost of license fees	1,661	2,069
Cost of maintenance, service and other revenue (*)	19,944	20,533
Sales and marketing (*)	15,631	15,052
Research and development (*)	9,373	8,260
General and administrative (*)	6,399	6,711
Amortization of intangibles from acquisitions	10	94

Total costs and expenses	53,018	52,719

Operating income	389	3,265

Other (income) expense:
Interest income	(659)	(335)
Interest expense	310	550
Other (income) expense, net	(1,384)	(22)

Total other (income) expense	(1,733)	193

Income before income taxes	2,122	3,072
Income tax expense (*)	713	569

Net income	$1,409	$2,503

Basic and diluted net income per share	$0.04	$0.07

Stock-based compensation expense by function (*):
Cost of maintenance, service and other revenue	$244	$28
Sales and marketing	309	—
Research and development	204	—
General and administrative	526	—

Total stock-based compensation expense	1,283	28
Income tax benefit	(430)	(11)

Stock-based compensation, net of tax	$853	$17

See accompanying Notes to Condensed Consolidated Financial Statements.

(*)	Cost of revenues and expenses for the three months ended April 30, 2006 include stock- based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R, which the Company adopted on February 1, 2006. See note 9 within Notes to Condensed Consolidated Financial Statements for additional information.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,409	$2,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,749	1,920
Provision for doubtful accounts and sales adjustments	156	243
(Gain) loss on disposal of property and equipment	1	(11)
Tax benefit from reversal of tax allowances and reserves	—	(373)
Exit costs	112	884
Stock compensation expense	1,283	28
Excess tax benefits from share-based payment arrangements	(358)	—
Other, net	2	(47)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	19,079	5,207
Other assets	(1,696)	222
Accounts payable	(1,081)	(1,859)
Deferred revenue	(3,912)	(905)
Other liabilities	(5,555)	(3,940)

Net cash provided by operating activities	11,189	3,872
Cash flows from investing activities:
Purchase of property and equipment	(1,319)	(2,673)
Capitalized software costs	(213)	(1,468)
Acquisition of business	(1,067)	—
Proceeds from sale of marketable securities	—	13,000
Proceeds from sale of property and equipment	159	27

Net cash (used in) provided by investing activities	(2,440)	8,886
Cash flows from financing activities:
Repayments of debt	(78)	(87)
Proceeds from issuance of common stock	526	576
Excess tax benefits from share-based payment arrangements	358	—
Changes in cash overdraft	1,307	(91)
Dividends paid	(815)	(847)

Net cash provided by (used in) financing activities	1,298	(449)

Effect of exchange rates on cash and equivalents	(1,043)	(116)

Net increase in cash and equivalents	9,004	12,193

Cash and equivalents at beginning of period	59,971	55,289

Cash and equivalents at end of period	$68,975	$67,482

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in QAD’s (the Company) Annual Report on Form 10-K for the year ended January 31, 2006. The results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results to be expected for the year ending January 31, 2007.
RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform to current year presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Share-Based Payment
Effective February 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” (SFAS 123R), and the Company’s Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2006 reflect the impact of SFAS 123R. In the three months ended April 30, 2006, the Company recognized stock-based compensation expense and related tax benefits of $1.3 million and $0.4 million, respectively, which reduced gross profit by $0.2 million, increased operating expenses by $1.1 million and reduced net income by $0.9 million. The Company’s basic and diluted earnings per share for the quarter ended April 30, 2006 would have been $0.07 if it had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.04.
For the three months ended April 30, 2005, the Company recognized $17,000 of stock-based compensation expense, net of tax, under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits from stock-based compensation as cash flow from operating activities. Upon the adoption of SFAS 123R, the benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards are now required to be classified as cash flows from financing activities, and expressly removed from cash flow from operating activities, as was prescribed under accounting rules applicable through January 31, 2006.
See note 9, “Stockholders’ Equity” for further information.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. COMPUTATION OF NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	April 30,
	2006	2005
	(in thousands, except per share data)
Net income	$1,409	$2,503

Weighted average shares of common stock outstanding — basic	32,621	33,852

Weighted average shares of common stock equivalents issued using the treasury stock method	801	961

Weighted average shares of common stock and common stock equivalents outstanding — diluted	33,422	34,813

Basic and diluted net income per share	$0.04	$0.07

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. Due to the market value of the stock at the time of calculation for each of the three months ended April 30, 2006 and 2005, shares of common stock equivalents of approximately 3.3 million and 1.7 million, respectively, were not included in the diluted calculation because they were anti-dilutive.
4. COMPREHENSIVE INCOME
Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income are as follows:

	Three Months Ended
	April 30,
	2006	2005
	(in thousands)
Net income	$1,409	$2,503
Foreign currency translation adjustments	(1,091)	(187)

Comprehensive income	$318	$2,316

5. BUSINESS COMBINATIONS
Soft Cell N.V.
On March 20, 2006 QAD acquired the rights to certain assets of Soft Cell N.V. (Soft Cell), a company headquartered in Belgium. This acquisition was completed by entering into an Agreement on the Sale of a Business (the Agreement) with the receiver of the bankruptcy estate of Soft Cell. QAD had previously purchased from Soft Cell co-ownership of intellectual property rights during fiscal 2006. The primary reason for entering into the Agreement was to acquire sole ownership of all intellectual property rights owned by Soft Cell that were subject to co-ownership by QAD, as well as ownership of intellectual property rights to certain other related technology. The Agreement primarily included the purchase of certain tangible assets and all intangible assets, including all intellectual property rights to all former and current software versions and technology belonging to Soft Cell, the trading name “Soft Cell”, and customer relationships. The Agreement specifically excludes all debt, outstanding customer claims and other liabilities.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As mentioned above, during fiscal 2006, the Company purchased co-ownership rights from Soft Cell to certain technology. This purchased technology was technologically feasible at the original purchase date and there were no significant issues related to integration with QAD software. The total purchase price for all modules was approximately $3.9 million and payment was due in phases from February 2005 through May 2006. On March 20, 2006, QAD owed Soft Cell $0.5 million related to the purchased technology. As part of the Agreement, this amount was no longer owed and, as such, QAD lowered the amount previously recorded in capitalized software from $3.9 million to $3.4 million.
Under the terms of the Agreement, QAD paid $1.1 million in cash upon closing and a $0.3 million loan from QAD to Soft Cell was forgiven. In addition, the Agreement specifically states that QAD is responsible for any additional Value Added Tax (VAT). The acquisition is accounted for as a business combination and, accordingly, the total purchase price is allocated to the acquired assets, including identifiable intangible assets, at their fair values as of March 20, 2006. The following table summarizes the purchase price allocation:

(in thousands)
Purchase price components:
Tangible assets
Fixed assets	$158
VAT	53

Total tangible assets	211
Identified intangible assets
Customer contracts	800
Intellectual property	184
Tradename	25

Total identified intangible assets	1,009
Goodwill	147

Total purchase price	$1,367

The intellectual property is primarily comprised of two versions of Soft Cell financial software, version 3 ($81,000) and version 5 ($103,000), of which version 5 is complementary to MFG/PRO. Version 5 has been capitalized as intellectual property and will be amortized over three years, beginning in the period the product is sold to customers.
Because some of the acquired assets were not compatible with the Company’s core business, subsequent to March 20, 2006, but prior to April 30, 2006, QAD sold certain assets acquired under the Agreement to certain third-parties, including a license to version 3 of the software for $81,000, customer contracts for $800,000, the “Soft Cell” tradename for $25,000 and certain fixed assets for $158,000.
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at April 30, 2006 and January 31, 2006 were as follows:

	April 30,	January 31,
	2006	2006
	(in thousands)
Capitalized software costs:
Acquired software technology	$5,840	$6,197
Capitalized software development costs	1,765	1,520

	7,605	7,717
Accumulated amortization	(2,807)	(2,466)

Capitalized software costs, net	$4,798	$5,251

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Included in capitalized software costs as of April 30, 2006 and January 31, 2006 is $3.5 million and $3.9 million, respectively, of purchased software related to the Soft Cell transactions. The capitalized software related to the Soft Cell technology will be amortized over three years beginning when the product is sold to customers which is expected to occur in the first quarter of fiscal 2008. For further explanation of the various transactions with Soft Cell N.V., see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.
Amortization of capitalized software costs was $0.3 million and $0.4 million for the three months ended April 30, 2006 and 2005, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.
7. GOODWILL
For the applicable reporting units, the changes in the carrying amount of goodwill for the quarter ended April 30, 2006 were as follows (reporting unit regions are defined in note 11 within these Notes to Condensed Consolidated Financial Statements):

	North		Asia
	America	EMEA	Pacific	Latin America	Total
	(in thousands)
Balances, January 31, 2006	$—	$9,511	$282	$847	$10,640

Additions	147	—	—	—	147

Impact of foreign currency translation	—	418	11	(48)	381

Balances, April 30, 2006	$147	$9,929	$293	$799	$11,168

In connection with the March 2006 Soft Cell acquisition, the Company recorded $147,000 in goodwill due to the excess of purchase price over estimated fair value of acquired assets. This goodwill was allocated to the North America reporting unit as the acquisition was transacted with QAD Inc., located in North America. For further explanation of the various transactions with Soft Cell N.V., see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.
The Company is required to analyze goodwill for impairment on at least an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period.
8. LONG-TERM DEBT

	April 30,	January 31,
	2006	2006
	(in thousands)
Total debt
Notes payable	$17,641	$17,715
Capital lease obligations	71	74

	17,712	17,789
Less current maturities	242	243

Long-term debt	$17,470	$17,546

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Notes Payable
In July 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of the Company, entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal balance of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, the Company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million. As of April 30, 2006 and January 31, 2006, the principal balance of the loan was $17.6 million and $17.7 million, respectively.
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility).
The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At April 30, 2006, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA. Effective May 9, 2005, the CB Facility was amended. The amendment increased the amount of QAD common stock that the Company may repurchase, in any trailing four-quarter period, from $20 million to $30 million.
The CB Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At April 30, 2006, a prime rate borrowing would have had an effective rate of 7.50% and a 30 day LIBOR borrowing would have had an effective rate of approximately 5.79%.
As of April 30, 2006, there were no borrowings under the credit facility and the Company was in compliance with the financial covenants, as amended.
9. STOCKHOLDERS’ EQUITY
Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and generally requires instead that such transactions be accounted for using a fair-value-based method. Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of stock options issued by the Company. Options granted with exercise prices equal to the grant date fair value of the Company’s stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. Other equity-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value was recognized as an expense over the corresponding service period.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company adopted SFAS 123R beginning February 1, 2006. The Company has elected the modified prospective transition method as permitted by SFAS 123R and accordingly prior periods’ results have not been restated to reflect the impact of SFAS 123R. Under this method, the Company is required to recognize stock-based compensation for all new awards that are granted on or subsequent to February 1, 2006 and all previously granted awards that vest on or subsequent to February 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under a straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.
SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock-based awards on the dates of grant. For stock-based awards granted on or after February 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, with 25% vesting each year of the four year vesting period. Furthermore, in accordance with SFAS 123R, the liability for withholding amounts to be paid by the Company will be recorded as a reduction to additional paid-in capital when paid.
In accordance with SFAS 123R, beginning in the first quarter of fiscal 2007, the Company will present any benefits of tax deductions in excess of recognized compensation expense as a cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. This requirement reduces the amounts the Company records as net cash provided by operating activities and increases net cash provided by financing activities. Total cash flow remains unchanged from what would have been reported under prior accounting rules.
SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended April 30, 2006, such that the amount of expense recorded represents expense related to only those stock-based awards that are expected to ultimately vest.
In the three months ended April 30, 2006, the Company recognized stock-based compensation expense of $1.3 million which reduced gross profit by $0.2 million, increased operating expenses by $1.1 million and reduced net income by $0.9 million. The Company’s basic and diluted earnings per share for the quarter ended April 30, 2006 would have been $0.07 if it had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.04.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed by APB 25. As presented below, the Company applied the disclosure provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” as if the fair value method had been applied. If this method had been used, the Company’s net income and net income per share for the three months ended April 30, 2005 would have been adjusted to the pro forma amounts below (in thousands except per share data):

Three Months Ended
April 30, 2005
(unaudited)
Net income, as reported	$2,503

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	680

Pro forma net income	$1,840

Basic and diluted earnings per share:
As reported	$0.07

Pro forma	$0.05
The weighted average assumptions used to value the option grants and the employee stock purchase plan (ESPP) are shown in the following table. As the ESPP was terminated effective January 1, 2006, no data is provided for the three month period ended April 30, 2006.

	Three Months Ended April 30,
	2006		2005
	Stock		Stock
	Option		Option
	Plans	ESPP	Plans	ESPP
Expected life in years (1)	3.11	—	5.0	0.25

Risk free interest rate (2)	4.93%	—	3.90%	2.85%

Volatility (3)	51%	—	87%	32%

Dividend rate (4)	1.30%	—	1.25%	1.25%

(1)	The expected life of stock options granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the option.

(4)	The Company expects to continue paying quarterly dividends at the same rate it has over the last year.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Plans
The Company maintains the QAD 1997 Stock Incentive Program (the 1997 Program). This program replaced the QAD Inc. 1994 Stock Incentive Program (the 1994 Program). There were 80,000 non-statutory options outstanding under the 1994 Program as of April 30, 2006. If no action is taken, these non-statutory options will expire on February 1, 2007. The 1997 Program provides for the issuance of a maximum of approximately 16 million shares, of which 4.9 million were still available for issuance as of April 30, 2006.
The 1997 Program permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and other awards. Under the 1994 Program, stock options were generally granted for a term of ten years. Under the 1997 Program, stock options have generally been granted for a term of eight years. Under both the 1994 Program and 1997 Program, options vest 25% after each year of service for four years and are contingent upon employment with the Company on the date of vest.
Under both programs, officers, directors, employees, consultants and other independent contractors or agents of QAD or subsidiaries of QAD who are responsible for or contribute to the management, growth or profitability of its business are eligible for selection by the program administrators to participate. However, incentive stock options granted under the 1997 Program and stock purchase rights granted under the ESPP may only be granted to a person who is an employee of QAD or its subsidiaries.
The following table summarizes the activity for outstanding stock options for the three months ended April 30, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Options	Exercise Price per	Contractual Life	Intrinsic Value
	(in thousands)	Share	(in years)	(in thousands)
Outstanding at January 31, 2006	5,141	$7.17
Options granted	70	7.61
Options exercised	(258)	3.43
Options cancelled/forfeited/expired	(150)	11.93

Outstanding at April 30, 2006	4,803	$7.23	5.4	$6,677

Vested and expected to vest at April 30, 2006 (1)	4,356	$7.12	5.3	$6,609

Exercisable at April 30, 2006	2,005	$5.82	3.7	$5,844

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on April 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on April 30, 2006. The total intrinsic value of options exercised in the three months ended April 30, 2006 was $1.1 million. The weighted average grant date fair value of options granted in the three months ended April 30, 2006 was $3.03 per share.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At April 30, 2006, there was approximately $9.4 million and $0.2 million of total unrecognized compensation cost related to unvested stock options and restricted stock, respectively. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Net cash received from option exercises under the 1997 Program and 1994 Program for the three months ended April 30, 2006 was $0.5 million. Total tax benefit attributable to options exercised in the three months ended April 30, 2006 was $0.4 million.
10. COMMITMENTS AND CONTINGENCIES
Indemnifications
The Company sells software licenses and services to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon certain intellectual property rights of a third party. Each agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time-based scope limitations and a right to replace an infringing product.
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
11. BUSINESS SEGMENT INFORMATION
The Company operates in geographic business segments. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.
The geographic business segments derive revenue from the sale of licenses, maintenance and services to third-party customers. License revenue is assigned to the regions based on the proportion of commissions earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Operating income (loss) attributable to each business segment is based upon management’s assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by the Company’s production operations at the price charged to the distribution operation. Income from production operations and research and development costs are included in the corporate operating segment. Identifiable assets are assigned by geographic region based upon the location of each legal entity.

	Three Months Ended
	April 30,
	2006	2005
Revenue:
North America	$23,501	$23,199
EMEA	17,646	20,416
Asia Pacific	8,755	8,975
Latin America	3,505	3,394

	$53,407	$55,984

Operating income (loss):
North America	$3,975	$3,980
EMEA	(26)	1,028
Asia Pacific	300	48
Latin America	(343)	(203)
Corporate	(3,517)	(1,588)

	$389	$3,265

	April 30,	January 31,
	2006	2006
Identifiable assets:
North America	$129,020	$125,222
EMEA	44,186	51,816
Asia Pacific	19,190	21,955
Latin America	7,778	8,065

	$200,174	$207,058

12. EXIT COSTS
In March 2005, the Company moved its data center from Carpinteria, California to its new headquarters in Summerland, California. The move resulted in $0.9 million in exit costs of which $0.3 million was reflected in cost of revenue and $0.6 million was included in operating expenses. Later in fiscal 2006 and in the first quarter of 2007, adjustments of $0.2 million and $0.1 million, respectively, were required due to a previously unanticipated delay in subleasing the space. Although the Company has not secured a sublease agreement with a tenant, it expects to do so by October 2006.
13. SUBSEQUENT EVENT
In May 2006, the Company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of QAD common stock. The Company expects to evaluate opportunities to repurchase shares throughout the next four quarters.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other information detailed in our Annual Report on Form 10-K for the year ended January 31, 2006. These include, but are not limited to, evolving demand for the Company’s software products and products that operate with the Company’s products; the Company’s ability to sustain strong licensing demand; the Company’s ability to sustain customer renewal rates at current levels; the publication of opinions by industry analysts about the Company, its products and technology; the entry of new competitors and their technological advances and product announcements; delays in localizing the Company’s products for new markets; delays in sales as a result of lengthy sales cycles; the Company’s changes in operating expenses, pricing, timing of new product releases and difficulty in integrating products that we acquire, the Company’s method of product distribution or product mix; general economic conditions, exchange rate fluctuations and the global political environment. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.
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
INTRODUCTION
The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2006, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
BUSINESS OVERVIEW
QAD Inc., a Delaware Corporation (QAD), was founded in 1979 and is a leading provider of enterprise applications for global manufacturing and distribution companies. QAD applications provide critical functionality for managing manufacturing resources and operations within and beyond the enterprise, enabling global manufacturers to collaborate with their customers, suppliers and partners to make and deliver the right product, at the right cost and at the right time. We market, distribute, implement and support our products worldwide. Manufacturers of automotive, consumer products, electronics, food and beverages, industrial and life science products use QAD applications at approximately 5,500 licensed sites in more than 90 countries and in as many as 27 languages.
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
•	Revenue Recognition. We generally license our software under non-cancelable license agreements including third-party software sold in conjunction with customer support and services. The types of services we sell typically consist of implementation, training or technical services. Revenue is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Our revenue recognition policy is as follows:

License Revenue. We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable and collection is probable. Our typical payment terms vary by region. While most of our arrangements are within our normal payment terms, we have provided extended terms on occasion. Terms granted are typically less than one year and we have established a positive history of collection without concessions on those receivables. Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements on delivery. We use the residual method to recognize revenue. When a license agreement includes one or more elements to be delivered at a future date, if vendor- specific, objective evidence of the fair value of all undelivered elements exists then the revenue for the undelivered element is deferred. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when we have vendor-specific, objective evidence for undelivered elements or when delivery of all elements occurs.

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

•	Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management judgment. Actual collection of these balances may differ due to global or regional economic factors, challenges faced by customers within our targeted vertical markets or specific financial difficulties of individual customers.

•	Goodwill and Intangible Assets. Goodwill and other intangible assets at April 30, 2006, were $11.2 million and $36,000, respectively, accounting for 6% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. Effective February 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) which requires us to analyze goodwill for impairment on at least an annual basis. These periodic analyses are performed by an independent valuation consulting firm. In estimating the fair value of our individual reporting units, the enterprise fair value was considered based upon the income approach, which utilizes a discounted cash flow method to determine the fair value of the business based on the present value of future benefits the business is expected to generate. If the assumptions underlying these estimated future benefits change, we may be required to record impairment losses for these assets. For a further discussion of goodwill, see note 7 “Goodwill” within the Notes to Condensed Consolidated Financial Statements.

•	Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We also capitalize software purchased from third parties or through business combinations

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

•	Valuation of Deferred Tax Assets and Tax Contingency Reserves. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. As part of our assessment of the recoverability of our net deferred tax assets we determined that certain tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, we recorded tax benefits of $0.4 million at April 30, 2005, resulting from the reduction of previously recorded valuation allowances. There was no reduction of valuation allowances recorded in the first quarter of fiscal 2007. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

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

•	Stock-based Compensation Expense. Effective February 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to restricted stock awards and stock options with intrinsic value that were granted in connection with acquisitions and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, which we believe is representative of future behavior. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See note 9 “Stockholders’ Equity” within Notes to Condensed Consolidated Financial Statements for additional information.

Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended
	April 30,
	2006	2005
Revenue:
License fees	19%	25%
Maintenance and other	57	51
Services	24	24

Total revenue	100	100
Costs and expenses:
Cost of license fees	3	4
Cost of maintenance, service and other revenue	37	36
Sales and marketing	29	27
Research and development	18	15
General and administrative	12	12
Amortization of intangibles from acquisitions	—	—

Total costs and expenses	99	94

Operating income	1	6
Other (income) expense	(3)	1

Income before income taxes	4	5
Income tax expense	1	1

Net income	3%	4%

Total Revenue. Total revenue for the first quarter of fiscal 2007 was $53.4 million, a decrease of $2.6 million, or 5%, from $56.0 million in the first quarter of fiscal 2006, primarily due to lower license and services revenue in the current quarter. Holding foreign currency exchange rates constant to those applicable in the first quarter of fiscal 2006, total revenue for the current quarter would have been approximately $54.0 million, or $2.0 million lower when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included lower license and services revenue offset by higher maintenance and other revenue. International revenue as a percentage of total revenue was 56% in the first quarter of fiscal 2007, as compared to 59% in the same period of the prior fiscal year. The primary reason for the decline in international revenue was due to decreases in the Europe, Middle East and Africa (EMEA) and Asia Pacific regions. The North America and Latin America regions remained flat year over year. The unfavorable currency impact of approximately $0.6 million for the first quarter related mainly to fluctuations in the Euro, British Pound and Australian Dollar, partially offset by the fluctuation in the Brazilian Real.
License Revenue. License revenue was $10.3 million for the first quarter of fiscal 2007, down $3.6 million, or 26%, from $13.9 million for the first quarter of fiscal 2006. Holding foreign currency exchange rates constant to fiscal 2006, license revenue for the current quarter would have been approximately $10.4 million, representing a $3.5 million, or 25%, decrease from the same period last year. We experienced a decrease in license revenue across all regions. When comparing the current quarter ended April 30, 2006 to the same quarter in the previous year, discounts granted to customers for software licenses have decreased slightly due to fewer large deals recognized in the current quarter as compared to the same quarter in the prior year. Larger deals tend to be discounted greater than smaller ones. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2007, 6 customers placed license orders totaling more than $300,000, of which none exceeded $1 million. This compared to the fiscal 2006 first quarter in which 7 customers placed license orders totaling more than $300,000, of which one exceeded $2 million.
Maintenance and Other Revenue. Maintenance and other revenue was $30.2 million for the first quarter of fiscal 2007, representing an increase of $1.6 million, or 6%, from $28.6 million for the first quarter of fiscal 2006. When we hold exchange rates constant to those prevailing in the first quarter of fiscal 2006, first quarter fiscal 2007 maintenance and other revenue would have been approximately $30.4 million, representing a $1.8 million, or 6%, increase when compared to the prior year. Maintenance revenue increased across all regions except EMEA for the quarter ended April 30, 2006, when compared to the same period ended April 30, 2005. The EMEA region remained relatively flat period over period.
Other factors impacting the comparison of the first quarter of the current year to the same period last year include additional maintenance on new license sales, offset by cancellations within our existing customer base and the timing of customer commitments to contract renewals. The period in which we recognize maintenance revenue can be impacted in cases where a renewal billing is not authorized by the customer during the period in which the maintenance contract period begins. Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue due to the delay is recognized immediately, at the time of invoice. Revenue recognized related to delayed invoicing was $0.4 million favorable in the first quarter of fiscal 2007 when compared to the same period last year.
We routinely measure our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate for the first quarter of both fiscal 2007 and 2006 was in excess of 90%.
Services Revenue. Services revenue was $12.9 million for the first quarter of fiscal 2007, representing a decrease of $0.6 million, or 4%, when compared to the same period last year at $13.5 million. Holding exchange rates constant to those prevailing during the first quarter of fiscal 2006, services revenue for the first quarter of fiscal 2007 would have been approximately $13.3 million, reflecting a $0.2 million, or 1%, decrease from the same period last year. The primary reason for the decline in services revenue was a decrease in the EMEA and Asia Pacific regions. Services revenue related to the North America region increased while Latin America remained flat.
The following table sets forth, for the periods indicated, a condensed consolidated income statement. The non-GAAP adjustments represent amounts recorded for stock-based compensation in these costs and expenses as a result of the adoption of SFAS 123R. We were required to adopt SFAS 123R on February 1, 2006. As such, our first quarter fiscal 2007 results include stock compensation expense whereas our first quarter fiscal 2006 does not include stock compensation expense. We believe it is beneficial to a reader to see comparative income statements which both exclude the effects of stock compensation expense.

	Three Months Ended April 30,
	2006		2006
	As Reported	Adjustments	Non-GAAP	2005
		(in thousands except per share data)
		(unaudited)
Total revenue	$53,407	$—	$53,407	$55,984
Cost of revenue:
Cost of license fees	1,661		1,661	2,069
Cost of maintenance, service and other revenue	19,944	(217)	19,727	20,533

Total cost of revenue	21,605	(217)	21,388	22,602

Gross profit	31,802	217	32,019	33,382

Operating expenses:
Sales and marketing	15,631	(309)	15,322	15,052
Research and development	9,373	(204)	9,169	8,260
General and administrative	6,399	(526)	5,873	6,711
Amortization of intangibles from acquisitions	10		10	94

Total operating expenses	31,413	(1,039)	30,374	30,117

Operating income	389	1,256	1,645	3,265

Total other (income) expense	(1,733)		(1,733)	193

Income before income taxes	2,122	1,256	3,378	3,072
Income tax expense	713	421	1,134	569

Net income	$1,409	$835	$2,244	$2,503

Basic and diluted net income per share	$0.04		$0.07	$0.07

Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) for the first quarter was $21.6 million for fiscal 2007 and $22.6 million for fiscal 2006, and as a percentage of total revenue was constant at 40% for both quarters. Holding exchange rates constant to those prevailing during the first quarter last year, total cost of revenue for the first quarter of fiscal 2007 would have been approximately $0.4 million higher at $22.0 million and the cost of revenue percentage would have been 41%, reflecting the one percentage point impact of currencies on our margins.
Sales and Marketing. Sales and marketing expense increased $0.5 million, or 3%, to $15.6 million for the first quarter of fiscal 2007 from $15.1 million in the comparable prior year period. Holding exchange rates constant to last year, current quarter expense would have been approximately $15.8 million, or $0.7 million higher than last year. The increase in sales and marketing expense primarily consists of $0.3 million of stock compensation expense and $0.2 million higher travel.
Research and Development. Research and development expense, which is managed on a global basis, increased $1.1 million, or 13%, to $9.4 million for the first quarter of fiscal 2007, when compared to the same quarter last year at $8.3 million. The increase primarily consists of higher personnel costs of $0.9 million due mainly to an increase in headcount at our development and resource centers in India, China and the United States and to stock compensation expense of $0.2 million.
General and Administrative. General and administrative expense decreased $0.3 million, or 4%, to $6.4 million for the first quarter of fiscal 2007 from the same quarter last year at $6.7 million. When compared to the same period in the prior year, bonuses were lower by $0.2 million, professional fees were $0.2 million lower, and insurance and taxes were each $0.1 million lower. These decreases were partly offset by stock compensation expense of $0.5 million in fiscal 2007.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was $10,000 for the current quarter and $94,000 in the same quarter last year. The decrease was primarily due to intangible assets which were amortized during the previous year and had become fully amortized prior to the current period.
Other (Income) Expense. Net other (income) expense was $(1.7) million and $0.2 million for the first quarter of fiscal 2007 and 2006, respectively. The $1.9 million favorable change primarily related to two factors. Foreign exchange gains increased by $1.4 million in the current quarter mainly related to fluctuations in the Euro. Interest (income) expense was favorable by $0.5 million when compared to the first quarter of fiscal 2006, primarily due to a reduction in the balance of our credit line. In the second quarter of fiscal 2006, we repaid all of our outstanding credit line. In addition, interest income is higher in fiscal 2007 due to higher interest rates when compared to the same period in the prior year.
Income Tax Expense. We recorded income tax expense of $0.7 million for the current quarter and $0.6 million for the same quarter last year. The first quarter fiscal 2006 tax provision includes a one-time tax benefit of $0.4 million related to a reversal of deferred tax asset valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Our principal sources of liquidity are cash flows generated from operations, and our cash and equivalents balances. Cash and equivalents were $69.0 million at April 30, 2006 and $60.0 million at January 31, 2006.
Working Capital
Our working capital was $22.2 million and $20.7 million as of April 30, 2006 and January 31, 2006, respectively. The $1.5 million increase in working capital was primarily due to an $8.7 million decrease in current liabilities, partially offset by a $7.2 million decrease in current assets.

Current liabilities declined $8.7 million due to a $5.7 million decrease in other current liabilities and a $3.2 million decrease in deferred revenue, partially offset by a $0.2 million increase in accounts payable. The $5.7 million decrease in other current liabilities is primarily attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end commission, bonus and royalty liabilities. Deferred revenue decreased $3.2 million due to seasonal declines following high year-end maintenance renewal billings, which caused a corresponding seasonal decline in deferred revenue.
The $7.2 million decrease in current assets related to an $18.8 million decrease in accounts receivable, partially offset by a $9.0 million increase in cash and equivalents, and a $2.6 million increase in current assets. The $18.8 million decrease in accounts receivable relates primarily to seasonal declines following high year-end renewal billings. Cash and equivalents increased from $60.0 million at January 31, 2006 to $69.0 million as of April 30, 2006, mainly due to cash flow from operations and more specifically from cash collected from our accounts receivable balances outstanding as of January 31, 2006. For additional explanation of cash changes, please see the “Cash Flows” section below.
We have historically calculated accounts receivable days’ sales outstanding (DSO) using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue in the accounts receivable balance as of the period end represented. When reviewing the performance of our business units, DSO under the countback method is used by management. It is management’s belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods.
DSO under the countback method was 74 days at April 30, 2006, compared to 55 days at January 31, 2006 and 93 days at April 30, 2005. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 72 days at April 30, 2006, compared to 93 days at both January 31, 2006 and April 30, 2005.
Net Cash
Net cash, defined as cash and equivalents and marketable securities less short and long-term debt, increased $9.1 million to $51.3 million as of April 30, 2006 from $42.2 million as of January 31, 2006. The increase was attributable to a $9.0 million increase in cash and equivalents primarily due to the high cash collections of accounts receivable balances in the first quarter of fiscal 2007.
Cash Flows
Following is a summary of cash flows for the first quarter of fiscal 2007 and 2006:
Operating Activities
Net cash provided by operating activities was $11.2 million and $3.9 million in the first quarter of fiscal 2007 and 2006, respectively. The increase from fiscal 2006 to 2007 related primarily to a larger decrease in accounts receivable of $13.9 million primarily due to higher collections and lower billings in fiscal 2007, offset by a larger decrease in deferred revenue of $3.0 million.
Investing Activities
Net cash (used in) provided by investing activities for the first quarter of fiscal 2007 and 2006 was $(2.4) million and $8.9 million, respectively. The first three months of fiscal 2007 and 2006 included $1.3 million and $2.7 million, respectively, of property and equipment purchases. Fiscal 2007 purchases primarily relate to computer equipment, whereas fiscal 2006 purchases relate to the data center build-out at our new company headquarters. We spent $0.2 million in the first quarter fiscal 2007 related to capitalized software costs compared to $1.5 million in the same period in fiscal 2006. Capitalized software expenditures in fiscal 2006 primarily relate to a software purchase we made in the first quarter. The first quarter of fiscal 2007 also includes $1.1 million paid in connection with the Soft Cell business acquisition.

For further discussion of this business combination, see note 5 within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
In fiscal 2006, we sold $13.0 million in auction rate securities and deposited the proceeds into our cash account.
Financing Activities
Net cash provided by (used in) financing activities was $1.3 million and $(0.4) million for the first quarter of fiscal 2007 and 2006, respectively.
The first quarter of fiscal year 2007 includes $1.3 million in positive cash flow from changes in cash overdraft. In the same period last year the change in cash overdraft represented a $0.1 million use of cash.
The first three months of the current and prior year also include $0.5 million and $0.6 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options. In addition, during each of the first quarters of fiscal 2007 and 2006, $0.8 million in dividends were paid to stockholders.
We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs.
CONTRACTUAL OBLIGATIONS
The following discussion should be read in conjunction with the applicable information included under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended January 31, 2006.
Notes Payable
In July 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of QAD Inc., entered into a loan agreement with Mid-State Bank & Trust. The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, we shall make 119 monthly payments of $115,000 and one final payment of $15.4 million.
Credit Facility
Effective April 7, 2005, we entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility).
The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before income taxes, depreciation and amortization (EBITDA) less the total amount of letters of credit and other similar obligations. At April 30, 2006, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to our 12-month trailing EBITDA. Effective May 9, 2005, the CB Facility was amended. The amendment increased the amount of QAD common stock that we may repurchase, in any trailing four-quarter period, from $20 million to $30 million dollars.
The CB Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from

0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At April 30, 2006, a prime rate borrowing would have had an effective rate of 7.50% and a 30 day LIBOR borrowing would have had an effective rate of approximately 5.79%.
As of April 30, 2006, there were no borrowings under the credit facility and we were in compliance with the debt covenants, as amended.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the three months ended April 30, 2006 and 2005, approximately 35% of our revenue was denominated in foreign currencies. Approximately 40% of our expenses were denominated in currencies other than the U.S. dollar for each of the three months ended April 30, 2006 and 2005. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction (gains) losses totaled $(1.4) million and $29,000 for the three months ended April 30, 2006 and 2005, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
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
We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2007 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2006 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal 2007.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of QAD management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is not party to any material legal proceedings. QAD is from time to time party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6 – EXHIBITS

Exhibits
10.01	Agreement on the Sale of a Business between the Registrant and NV Soft Cell dated March 20, 2006

10.02	Lease Agreement between the Registrant and Brandywine Operating Partnership, L.P. dated April 4, 2006

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)
Date: June 6, 2006	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller (Chief Accounting Officer)