Form 10-Q
period 2006-07-31
QAD INC
filed 2006-09-08
CIK 1036188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
The number of shares outstanding of the issuer’s common stock as of August 31, 2006 was 32,351,203.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31,	January 31,
	2006	2006
Assets
Current assets:
Cash and equivalents	$60,526	$59,971
Accounts receivable, net	41,936	61,819
Other current assets	13,972	14,406

Total current assets	116,434	136,196

Property and equipment, net	40,025	40,825
Capitalized software costs, net	5,467	5,251
Goodwill	11,614	10,640
Other assets, net	14,631	14,146

Total assets	$188,171	$207,058

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$253	$243
Accounts payable	6,495	9,136
Deferred revenue	63,279	75,314
Other current liabilities	27,379	30,809

Total current liabilities	97,406	115,502

Long-term debt	17,399	17,546
Other liabilities	1,210	820
Minority interest	820	665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,351,806 and 35,350,084 shares at July 31, 2006 and January 31, 2006, respectively	35	35
Additional paid-in capital	125,923	123,376
Treasury stock, at cost (3,032,193 and 2,813,739 shares at July 31, 2006 and January 31, 2006, respectively)	(22,567)	(20,752)
Accumulated deficit	(24,052)	(23,551)
Unearned compensation – restricted stock	(229)	(330)
Accumulated other comprehensive loss	(7,774)	(6,253)

Total stockholders’ equity	71,336	72,525

Total liabilities and stockholders’ equity	$188,171	$207,058

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
License fees	$13,471	$16,288	$23,762	$30,167
Maintenance and other	30,708	29,493	60,898	58,103
Services	14,188	12,261	27,114	25,756

Total revenue	58,367	58,042	111,774	114,026

Costs and expenses:
Cost of license fees	1,854	2,179	3,515	4,248
Cost of maintenance, service and other revenue	21,091	20,135	41,035	40,668
Sales and marketing	15,917	16,766	31,548	31,818
Research and development	10,884	8,082	20,257	16,342
General and administrative	7,350	6,547	13,749	13,258
Amortization of intangibles from acquisitions	31	92	41	186

Total costs and expenses	57,127	53,801	110,145	106,520

Operating income	1,240	4,241	1,629	7,506

Other (income) expense:
Interest income	(732)	(324)	(1,391)	(659)
Interest expense	229	354	539	904
Other (income) expense, net	(248)	(973)	(1,632)	(995)

Total other (income) expense	(751)	(943)	(2,484)	(750)

Income before income taxes	1,991	5,184	4,113	8,256
Income tax expense	871	1,337	1,584	1,906

Net income	$1,120	$3,847	$2,529	$6,350

Basic and diluted net income per share	$0.03	$0.12	$0.08	$0.19

See accompanying Notes to Condensed Consolidated Financial Statements

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,529	$6,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,598	3,802
Provision for doubtful accounts and sales adjustments	189	(168)
(Gain) loss on disposal of property and equipment	9	(20)
Tax benefit from reversal of tax allowances and reserves	—	(373)
Exit costs	355	940
Stock compensation expense	2,596	55
Other, net	(39)	(107)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	20,024	17,680
Other assets	517	1,973
Accounts payable	(2,657)	(2,633)
Deferred revenue	(12,788)	(11,934)
Other liabilities	(4,098)	(2,884)

Net cash provided by operating activities	10,235	12,681
Cash flows from investing activities:
Purchase of property and equipment	(2,211)	(4,477)
Capitalized software costs	(669)	(1,697)
Acquisition of businesses, net of cash acquired	(1,488)	—
Proceeds from sale of intangible assets	906	—
Proceeds from sale of marketable securities	—	13,000
Proceeds from sale of property and equipment	177	39

Net cash (used in) provided by investing activities	(3,285)	6,865
Cash flows from financing activities:
Repayments of debt	(181)	(7,747)
Proceeds from issuance of common stock	877	1,226
Changes in cash overdraft	(83)	173
Dividends paid	(1,632)	(1,646)
Repurchase of common stock	(4,076)	(14,800)

Net cash used in financing activities	(5,095)	(22,794)

Effect of exchange rates on cash and equivalents	(1,300)	(1,788)

Net increase (decrease) in cash and equivalents	555	(5,036)

Cash and equivalents at beginning of period	59,971	55,289

Cash and equivalents at end of period	$60,526	$50,253

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in QAD’s (the Company) Annual Report on Form 10-K for the year ended January 31, 2006. The results of operations for the three and six months ended July 31, 2006 are not necessarily indicative of the results to be expected for the year ending January 31, 2007.
RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform to current year presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Share-Based Payment
Effective February 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” (SFAS 123R), and the Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2006 reflect the impact of SFAS 123R. In the three months ended July 31, 2006, the Company recognized stock-based compensation expense and related tax benefits of $1.3 million and $0.5 million, respectively, which reduced gross profit by $0.2 million, increased operating expenses by $1.1 million and reduced net income by $0.8 million, or $0.02 per diluted share net of tax.
For the six months ended July 31, 2006, the Company recognized stock-based compensation expense and related tax benefits of $2.6 million and $1.0 million, respectively, which reduced gross profit by $0.5 million, increased operating expenses by $2.1 million and reduced net income by $1.6 million, or $0.05 per diluted share net of tax.
For the three and six months ended July 31, 2005, the Company recognized $18,000 and $35,000, respectively of stock-based compensation expense, net of tax, under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits from stock-based compensation as cash flow from operating activities. Upon the adoption of SFAS 123R, the benefit of any realized tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards are now required to be classified as cash flows from financing activities, and expressly removed from cash flow from operating activities, as was prescribed under accounting rules applicable through January 31, 2006. See note 9, “Stockholders’ Equity” for further information.
Taxes Collected From Customers
In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The provisions of EITF 06-3 are effective for the Company on February 1, 2007. The Company is currently evaluating the impact, if any, that EITF 06-3 will have on its financial statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Effective January 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements. The potential impact of adoption could be the reduction of certain tax contingency reserves.
3. COMPUTATION OF NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$1,120	$3,847	$2,529	$6,350

Weighted average shares of common stock outstanding — basic	32,542	32,340	32,581	33,083

Weighted average shares of common stock equivalents issued using the treasury stock method	687	856	752	909

Weighted average shares of common stock and common stock equivalents outstanding — diluted	33,229	33,196	33,333	33,992

Basic and diluted net income per share	$0.03	$0.12	$0.08	$0.19

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. Due to the market value of the stock at the time of calculation for each of the three and six months ended July 31, 2006, shares of common stock equivalents of approximately 3.9 million and 3.5 million, respectively, were not included in the diluted calculation because they were anti-dilutive. For the three and six months ended July 31, 2005, shares of common stock equivalents of approximately 2.3 million and 1.9 million, respectively, were not included in the diluted calculation because they were anti-dilutive.
4. COMPREHENSIVE INCOME
Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in thousands)
Net income	$1,120	$3,847	$2,529	$6,350
Foreign currency translation adjustments	(430)	(1,421)	(1,521)	(1,608)

Comprehensive income	$690	$2,426	$1,008	$4,742

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. BUSINESS COMBINATIONS
Bisgen Ltd.
On June 30, 2006, the Company acquired UK-based Bisgen Ltd. Bisgen Ltd. develops and sells Customer Relationship Management (CRM) software, marketed under the eBisgen name. The Company acquired the entire capital of Bisgen including all intellectual property rights to Bisgen’s CRM software for approximately $0.9 million.
Included in the purchase is a contingent consideration whereby the Company will pay an earn-out to Bisgen based on future license sales related to CRM.
Soft Cell N.V.
On March 20, 2006, QAD acquired the rights to certain assets of Soft Cell N.V. (Soft Cell), a company headquartered in Belgium. This acquisition was completed by entering into an Agreement on the Sale of a Business (the Agreement) with the receiver of the bankruptcy estate of Soft Cell. QAD had previously purchased from Soft Cell co-ownership of intellectual property rights during fiscal 2006. The primary reason for entering into the Agreement was to acquire sole ownership of all intellectual property rights owned by Soft Cell that were subject to co-ownership by QAD, as well as ownership of intellectual property rights to certain other related technology. The Agreement primarily included the purchase of certain tangible assets and all intangible assets, including all intellectual property rights to all former and current software versions and technology belonging to Soft Cell, the trading name “Soft Cell”, and customer relationships. The Agreement specifically excluded all debt, outstanding customer claims and other liabilities.
As mentioned above, during fiscal 2006, the Company purchased co-ownership rights from Soft Cell to certain technology. This purchased technology was technologically feasible at the original purchase date and there were no significant issues related to integration with QAD software. The total purchase price for all modules was approximately $3.9 million and payment was due in phases from February 2005 through May 2006. As of March 20, 2006, QAD owed Soft Cell $0.5 million related to the purchased technology. As part of the Agreement, this amount was no longer owed and, as such, QAD lowered the amount previously recorded in capitalized software from $3.9 million to $3.4 million.
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

(in thousands)
Purchase price components:
Tangible assets
Fixed assets	$158
VAT	53

Total tangible assets	211
Identified intangible assets
Customer contracts	800
Intellectual property	184
Tradename	25

Total identified intangible assets	1,009
Goodwill	158

Total purchase price	$1,378

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The intellectual property is primarily comprised of two versions of Soft Cell financial software, version 3 ($81,000) and version 5 ($103,000), of which version 5 is complementary to MFG/PRO. Version 5 has been capitalized as intellectual property and will be amortized over three years, beginning in the period the product is sold to customers.
Because some of the acquired assets were not compatible with the Company’s core business, subsequent to March 20, 2006, QAD sold certain assets acquired under the Agreement to certain third-parties, including a license to version 3 of the software for $81,000, customer contracts for $800,000, the “Soft Cell” tradename for $25,000 and certain fixed assets for $158,000.
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at July 31, 2006 and January 31, 2006 were as follows:

	July 31,	January 31,
	2006	2006
	(in thousands)
Capitalized software costs:
Acquired software technology	$6,384	$6,197
Capitalized software development costs	1,987	1,520

	8,371	7,717
Accumulated amortization	(2,904)	(2,466)

Capitalized software costs, net	$5,467	$5,251

Included in capitalized software costs as of July 31, 2006 and January 31, 2006 is $3.5 million and $3.9 million, respectively, of purchased software related to the Soft Cell transactions. Additionally, during the six months ended July 31, 2006, the Company has capitalized $0.6 million in internally incurred development costs related to this product. The capitalized acquired software and development costs related to the Soft Cell technology will be amortized over three years beginning when the product is sold to customers which is expected to occur in fiscal 2008. For further explanation of the various transactions with Soft Cell N.V., see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements. In addition, the increase in capitalized software costs from January 31, 2006 to July 31, 2006 is partially due to $0.5 million software technology acquired from Bisgen Ltd. in the second quarter of fiscal 2007.
Amortization of capitalized software costs was $0.6 million and $0.9 million for the six months ended July 31, 2006 and July 31, 2005, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. GOODWILL
For the applicable reporting units, the changes in the carrying amount of goodwill for the six months ended July 31, 2006 were as follows (reporting unit regions are defined in note 11 within these Notes to Condensed Consolidated Financial Statements):

	North		Asia
	America	EMEA	Pacific	Latin America	Total
	(in thousands)
Balances, January 31, 2006	$—	$9,511	$282	$847	$10,640

Additions	187	187	—	—	374

Impact of foreign currency translation	—	632	8	(40)	600

Balances, July 31, 2006	$187	$10,330	$290	$807	$11,614

The increase in goodwill from January 31, 2006 to July 31, 2006 is partially due to $0.4 million in goodwill recorded in connection with the Soft Cell N.V. and Bisgen Ltd. acquisitions due to the excess of purchase price over estimated fair value of acquired assets. For further explanation of acquisition related transactions, see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.
The Company is required to analyze goodwill for impairment on at least an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period.
8. LONG-TERM DEBT

	July 31,	January 31,
	2006	2006
	(in thousands)
Total debt
Notes payable	$17,588	$17,715
Capital lease obligations	64	74

	17,652	17,789
Less current maturities	253	243

Long-term debt	$17,399	$17,546

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Notes Payable
In July 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of the Company, entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal balance of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, the Company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million. As of July 31, 2006 and January 31, 2006, the principal balance of the loan was $17.6 million and $17.7 million, respectively.
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility).
The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At July 31, 2006, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA.
The CB Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At July 31, 2006, a prime rate borrowing would have had an effective rate of 8.00% and a 30 day LIBOR borrowing would have had an effective rate of approximately 6.14%.
As of July 31, 2006, there were no borrowings under the CB Facility and the Company was in compliance with the financial covenants, as amended.
9. STOCKHOLDERS’ EQUITY
Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and generally requires instead that such transactions be accounted for using a fair-value-based method. Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of stock options issued by the Company. Options granted with exercise prices equal to the grant date fair value of the Company’s stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. Other equity-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards related to acquisition activity which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value has been recognized as an expense over the corresponding service period.

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
SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock-based awards on the date of grant. For stock-based awards granted on or after February 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, with 25% vesting each year of the four year vesting period.
In accordance with SFAS 123R, beginning in the first quarter of fiscal 2007, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as a cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. This requirement reduces the amounts the Company records as net cash provided by operating activities and increases net cash provided by financing activities. Total cash flow remains unchanged from what would have been reported under prior accounting rules.
SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended July 31, 2006, such that the amount of expense recorded represents expense related to only those stock-based awards that are expected to ultimately vest.
In the three months ended July 31, 2006, the Company recognized stock-based compensation expense of $1.3 million which reduced gross profit by $0.2 million, increased operating expenses by $1.1 million and reduced net income by $0.8 million, or $0.02 per diluted share net of tax.
For the six months ended July 31, 2006, the Company recognized stock-based compensation expense of $2.6 million which reduced gross profit by $0.5 million, increased operating expenses by $2.1 million and reduced net income by $1.6 million, or $0.05 per diluted share net of tax.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed by APB 25. As presented below, the Company applied the disclosure provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” as if the fair value method had been applied. If this method had been used, the Company’s net income and net income per share for the three and six months ended July 31, 2005 would have been adjusted to the pro forma amounts below (in thousands except per share data):

	Three Months Ended	Six Months Ended
	July 31, 2005	July 31, 2005
	(unaudited)
Net income, as reported	$3,847	$6,350

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18	35

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	773	1,453

Pro forma net income	$3,092	$4,932

Basic and diluted earnings per share:
As reported
Basic	$0.12	$0.19
Diluted	$0.12	$0.19
Pro forma
Basic	$0.10	$0.15
Diluted	$0.09	$0.14
The weighted average assumptions used to value the option grants, stock appreciation rights (SARs) and the employee stock purchase plan (ESPP) are shown in the following table. As the ESPP was terminated effective January 1, 2006, no data is provided for the six month period ended July 31, 2006.

	Six Months Ended July 31,
	2006		2005
	Stock
	Options/		Stock
	SARs	ESPP	Options	ESPP
Expected life in years (1)	3.11	—	5.0	0.25

Risk free interest rate (2)	4.93%	—	4.21%	3.59%

Volatility (3)	50%	—	83%	37%

Dividend rate (4)	1.34%	—	1.40%	1.40%

(1)	The expected life of stock options granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the option.

(4)	The Company expects to continue paying quarterly dividends at the same rate it has over the last year.
Stock Plans
On June 7, 2006, the shareholders approved the QAD Inc. 2006 Stock Incentive Program (the 2006 Program). This program replaces the QAD 1997 Stock Incentive Program (the 1997 Program). Concurrently, the shareholders authorized a maximum of 5.3 million shares to be issued under the 2006 Program – 4 million newly authorized shares and 1.3 million shares previously authorized for use in the 1997 Program. The 2006 Program allows for incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, SARs, and other stock rights. As of July 31, 2006, 4.2 million shares were available for issuance.
At July 31, 2006, there were 4.6 million non-statutory stock options outstanding under the 1997 Program. Effective with the adoption of the 2006 Program, no further awards will be granted using the 1997 Program. The 1997 Program replaced the QAD Inc. 1994 Stock Incentive Program (the 1994 Program). At July 31, 2006, there were 80,000 non-statutory stock options outstanding under the 1994 Program. If no action is taken, these non-statutory stock options will expire on February 1, 2007.
Under the 1997 Program and the 2006 Program, non-statutory stock options and SARs (equity awards) have generally been granted for a term of eight years. Under the 1994 Program, non-statutory stock options were generally granted for a term of ten years. Under all three programs, non-statutory stock options and SARs generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. Under the 2006 Program and 1997 Program, awards of non-statutory stock options and SARs to non-employee directors, generally vest over three years and are contingent upon providing services to the Company.
Under all three programs, officers, directors, employees, consultants and other independent contractors or agents of QAD or subsidiaries of QAD who are responsible for or contribute to the management, growth or profitability of its business are eligible for selection by the program administrators to participate. However, incentive stock options granted under the 2006 Program or the 1997 Program and stock purchase rights granted under the ESPP may only be granted to a person who is an employee of QAD or one of its subsidiaries.
After the 2006 Program was adopted in June 2006, the Company began issuing all equity awards in the form of SARs. SFAS 123R, which was adopted effective February 1, 2006, treats stock settled SARs similarly to non-statutory stock options. Granting SARs permits the Company to provide an equivalent value to non-statutory stock options to its employees with a less dilutive effect on the outstanding stock.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the activity for outstanding equity awards for the six months ended July 31, 2006:

			Weighted Average
	Equity	Weighted Average	Remaining	Aggregate
	Awards	Exercise Price per	Contractual Life	Intrinsic Value
	(in thousands)	Share	(in years)	(in thousands)
Outstanding at January 31, 2006	5,141	$7.17
Granted	1,156	7.02
Exercised	(372)	3.32
Cancelled/forfeited/expired	(222)	10.63

Outstanding at July 31, 2006	5,703	$7.26	5.7	$6,806

Vested and expected to vest as of July 31, 2006 (1)	5,059	$7.20	5.5	$6,594

Exercisable at July 31, 2006	2,518	$6.55	4.2	$5,437

(1)	The expected to vest equity awards are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on July 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on July 31, 2006. The total intrinsic value of options exercised in the three and six months ended July 31, 2006 was $0.5 million and $1.6 million, respectively. The weighted average grant date fair value of options granted in the three and six months ended July 31, 2006 was $2.44 per share and $2.48 per share, respectively.
At July 31, 2006, there was approximately $9.9 million and $0.2 million of total unrecognized compensation cost related to unvested stock options and restricted stock, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Net cash received from option exercises under the 1997 Program and 1994 Program for the six months ended July 31, 2006 was $0.9 million. There was no tax benefit recorded for options exercised in the six months ended July 31, 2006 as those tax benefits were not realized.
Stock Repurchase
On May 16, 2006, the Company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock. For the six months ended July 31, 2006 the Company repurchased 542,900 shares of its common stock at an average repurchase price of $7.51 per share, including fees. As a result, stockholders’ equity was reduced for the six months ended July 31, 2006 by $4.1 million.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in thousands)
Revenue:
North America	$24,493	$23,198	$47,994	$46,397
EMEA	19,486	18,800	37,132	39,216
Asia Pacific	10,364	12,469	19,119	21,444
Latin America	4,024	3,575	7,529	6,969

	$58,367	$58,042	$111,774	$114,026

Operating income (loss):
North America	$4,596	$4,196	$8,571	$8,176
EMEA	356	(463)	330	565
Asia Pacific	767	2,275	1,067	2,323
Latin America	(127)	(187)	(470)	(390)
Corporate	(4,352)	(1,580)	(7,869)	(3,168)

	$1,240	$4,241	$1,629	$7,506

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	July 31,	January 31,
	2006	2006
Identifiable assets:
North America	$115,398	$125,187
EMEA	42,404	51,851
Asia Pacific	22,097	21,955
Latin America	8,272	8,065

	$188,171	$207,058

12. EXIT COSTS
In March 2005, the Company moved its data center from Carpinteria, California to its new headquarters in Summerland, California. The move resulted in $0.9 million in exit costs of which $0.3 million was reflected in cost of revenue and $0.6 million was included in operating expenses. Later in fiscal 2006 and in the first six months of 2007, adjustments of $0.2 million and $0.2 million, respectively, were required due to a previously unanticipated delay in subleasing the space. Although the Company has not secured a sublease agreement with a tenant, it expects to do so by February 2007.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission.
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

License Revenue. We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed or determinable and collection is probable. Our typical payment terms vary by region. While most of our arrangements are within our normal payment terms, we have provided extended terms on occasion. Terms granted are typically less than one year and we have established a positive history of collection without concessions on those receivables. Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements on delivery. We use the residual method to recognize revenue. When a license agreement includes one or more elements to be delivered at a future date, if vendor-specific, objective evidence of the fair value of all undelivered elements exists then the revenue for the undelivered elements are deferred. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when we have vendor-specific, objective evidence for undelivered elements or when delivery of all elements occurs. Subscription license revenue from our hosted product offerings is recognized ratably over the contract period.

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

•	Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management judgment. Actual collection of these balances may differ due to global or regional economic factors, challenges faced by customers within our targeted vertical markets or specific financial difficulties of individual customers.

•	Impairment of Goodwill and Intangible Assets. Goodwill and other intangible assets at July 31, 2006, were $11.6 million and $0.3 million, respectively, accounting for 6% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires us to analyze goodwill for impairment on at least an annual basis. These periodic analyses are performed by an independent valuation consulting firm. In estimating the fair value of our individual reporting units, the enterprise fair value was considered based upon the income approach, which utilizes a discounted cash flow method to determine the fair value of the business based on the present value of future benefits the business is expected to generate. If the assumptions underlying these estimated future benefits change, we may be required to record impairment losses for these assets. For a further discussion of goodwill, see note 7 “Goodwill” within the Notes to Condensed Consolidated Financial Statements.

•	Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We also capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software

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

•	Valuation of Deferred Tax Assets and Tax Contingency Reserves. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. As part of our assessment of the recoverability of our net deferred tax assets we determined that certain tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, we recorded a tax benefit of $0.4 million at April 30, 2005, resulting from the reduction of previously recorded valuation allowances. There was no reduction of valuation allowances recorded in the first half of fiscal 2007. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

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

•	Stock-based Compensation Expense. Effective February 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those awards expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to restricted stock awards that were granted in connection with acquisitions and stock options with intrinsic value and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the use of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, which we believe is representative of future behavior. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See note 9 “Stockholders’ Equity” within Notes to Condensed Consolidated Financial Statements for additional information.
Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenue:
License fees	23%	28%	21%	26%
Maintenance and other	53	51	55	51
Services	24	21	24	23

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	3	4	3	4
Cost of maintenance, service and other revenue	36	34	37	35
Sales and marketing	27	29	28	28
Research and development	19	14	18	14
General and administrative	13	12	13	12
Amortization of intangibles from acquisitions	—	—	—	—

Total costs and expenses	98	93	99	93

Operating income	2	7	1	7
Other (income) expense	(1)	(2)	(2)	—

Income before income taxes	3	9	3	7
Income tax expense	1	2	1	1

Net income	2%	7%	2%	6%

Total Revenue. Total revenue for the second quarter of fiscal 2007 was $58.4 million, an increase of $0.4 million, or 1%, from $58.0 million in the second quarter of fiscal 2006. Holding foreign currency exchange rates constant to those applicable in the second quarter of fiscal 2006, total revenue for the current quarter would have been relatively flat at approximately $57.9 million when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included higher services and maintenance and other revenue offset by lower license revenue. International revenue as a percentage of total revenue was 58% in the second quarter of fiscal 2007, as compared to 60% in the same period of the prior fiscal year. The shift was mainly attributable to the decrease in revenue recognized in our Asia Pacific region in the current quarter as compared to the same period in the prior year.
Total revenue for the first six months of fiscal 2007 was $111.8 million, a decrease of $2.2 million, or 2%, from $114.0 million in the first six months of fiscal 2006. Holding foreign currency exchange rates constant to those applicable in the first six months of fiscal 2006, total revenue for the current year would have been approximately $112.0 million, representing a $2.0 million decline when compared to the same period last year. When comparing categories within total revenue at constant rates, the first half of fiscal 2007 included lower license revenue offset by higher services, maintenance and other revenue. International revenue as a percentage of total revenue was 57% in the first six months of fiscal 2007, as compared to 59% in the same period of the prior year. The shift was attributed to decreases in revenue in our Asia Pacific and EMEA regions in addition to an increase in revenue in our North America region.
License Revenue. License revenue was $13.5 million for the second quarter of fiscal 2007, down $2.8 million, or 17%, from $16.3 million for the second quarter of fiscal 2006. Holding foreign currency exchange rates constant to fiscal 2006, license revenue for the current quarter would have been approximately $13.4 million, representing a $2.9 million, or 18%, decrease from the same period last year. We experienced a decrease in license revenue primarily in the Asia Pacific region due to revenue recognized in the second quarter of fiscal 2006 related to one customer order for approximately $4 million. The decrease in Asia Pacific was partially offset by increases in North America and EMEA. When comparing the current quarter ended July 31, 2006 to the same quarter in the previous year, discounts granted to customers for software licenses have remained relatively flat. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2007, four customers placed license orders totaling more than $300,000, of which none exceeded $1 million. This compared to the fiscal 2006 second quarter in which seven customers placed license orders totaling more than $300,000, of which one exceeded $4 million.
License revenue was $23.8 million for the first six months of fiscal 2007, down $6.4 million, or 21%, from $30.2 million for the first six months of fiscal 2006. Holding foreign currency exchange rates constant to fiscal 2006, license revenue for the current year would have been unchanged at $23.8 million. All regions experienced decreases period over period. During the six months ended July 31, 2006, when compared to the same period in the prior year, discounts granted to customers for software licenses remained flat. During the first six months of fiscal 2007, 11 customers placed license orders totaling more than $300,000, of which none exceeded $1 million. This compared to 13 customers who placed license orders in the first six months of fiscal 2006 totaling more than $300,000, of which two exceeded $2 million and one exceeded $4 million.
Maintenance and Other Revenue. Maintenance and other revenue was $30.7 million for the second quarter of fiscal 2007, representing an increase of $1.2 million, or 4%, from $29.5 million for the second quarter of fiscal 2006. When we hold exchange rates constant to those prevailing in the second quarter of fiscal 2006, second quarter fiscal 2007 maintenance and other revenue would have been approximately $30.6 million. Maintenance and other revenue was $60.9 million for the first six months of fiscal 2007, up $2.8 million, or 5%, from the same period last year at $58.1 million. Holding exchange rates constant to those prevailing in the first six months of fiscal 2006, the current year’s maintenance and other revenue would have been unchanged at approximately $60.9 million.
Maintenance revenue increased across all regions for both the three and six month periods ended July 31, 2006 when compared to the same periods ended July 31, 2005. Factors impacting the comparison of the second quarter and first six months of the current year to the same periods last year include favorability due to additional maintenance on new license sales, offset by cancellations within our existing customer base and the timing of customer commitments to contract renewals. We measure our rate of contract renewals routinely by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate for the second quarter and first six months of both fiscal 2007 and 2006 was in excess of 90%.
Services Revenue. Services revenue was $14.2 million for the second quarter of fiscal 2007, representing an increase of $1.9 million, or 15%, when compared to the same period last year at $12.3 million. Holding exchange rates constant to those prevailing during the second quarter of fiscal 2006, services revenue for the second quarter of fiscal 2007 would have been approximately $14.0 million, reflecting a $1.7 million, or 14%, increase from the same period last year. Services revenue during the quarter ended July 31, 2006 increased across all regions, except for the EMEA region which remained flat when compared to the same period in the previous year.
For the first six months of fiscal 2007 services revenue was $27.1 million, representing an increase of $1.3 million, or 5%, when compared to the same period last year at $25.8 million. Holding exchange rates constant to those prevailing during the first six months of fiscal 2006, services revenue for the first half of fiscal 2007 would have been approximately $27.3 million, reflecting a $1.5 million, or 6%, increase when compared to last year. Services revenues for the first half of fiscal 2007 when compared to the same period in the previous year increased in all regions, except for the EMEA region which decreased.

The following table sets forth, for the periods indicated, reported stock compensation expense for the three and six month periods ended July 31, 2006 and 2005.
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Stock-based compensation expense by function:
Cost of maintenance, service and other revenue	$217	$27	$461	$55
Sales and marketing	316	—	625	—
Research and development	221	—	425	—
General and administrative	559	—	1,085	—

Total stock-based compensation expense	1,313	27	2,596	55
Income tax benefit	(492)	(9)	(973)	(20)

Stock-based compensation, net of tax	$821	$18	$1,623	$35

Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $22.9 million and $22.3 million and as a percentage of total revenue was 39% and 38% for the second quarter of fiscal 2007 and 2006, respectively. Holding exchange rates constant to those prevailing during the second quarter last year, total cost of revenue for the second quarter of fiscal 2007 would have been approximately $0.2 million lower at $22.7 million and the cost of revenue percentage would have been unchanged at 39%.
For the first six months of fiscal 2007 and 2006, total cost of revenue was $44.6 million and $44.9 million and as a percentage of total revenue was 40% and 39%, respectively. Holding exchange rates constant to those prevailing during the first half of fiscal 2006, total cost of revenue for the first six months of fiscal 2007 would have been approximately $0.1 million higher at $44.7 million and would have been unchanged when expressed as a percentage of total revenue at 40%.
On both a quarter-over-quarter and year-over-year basis, our margins were unfavorably impacted by the change in revenue mix from licenses to services, which carries lower margins.
Sales and Marketing. Sales and marketing expense decreased $0.9 million, or 5%, to $15.9 million for the second quarter of fiscal 2007 from $16.8 million in the comparable prior year period. Holding exchange rates constant to last year, current quarter expense would have been approximately $1.0 million lower than last year. The cost of our annual user conference held during the second quarter was $0.4 million lower in the current quarter than in the second quarter last year. Partner fees were $0.5 million lower in the current quarter compared to last year primarily due to the large Asia Pacific transaction which was sold through an agent in the second quarter of last year. Personnel expenses, which were primarily related to severance, and professional fees were lower in the current quarter by $0.7 million and $0.2 million, respectively. The reduction in expenses during the second quarter of fiscal 2007 when compared to the same period in the previous year were partially offset by higher expenses in travel of $0.3 million and stock compensation expense of $0.3 million.
On a year-to-date basis, sales and marketing expense decreased $0.3 million, or 1%, to $31.5 million for the first half of fiscal 2007 from $31.8 million in the comparable prior year period. Holding exchange rates constant to last year, current year to date expense would have remained unchanged at $31.5 million. The primary reasons for the decrease in sales and marketing expense year-over-year are a decrease in partner fees of $0.6 million (mainly related to the large Asia Pacific transaction last year), a decrease in severance expense of $0.9 million (mainly related to EMEA), a reduction in recruiting expense of $0.4 million and a decrease of $0.3 million in the cost of our annual user conference. The reduction in expenses in those categories during the first half of fiscal 2007 when compared with the same period in the prior year was partially offset by increases in travel of $0.5 million, stock compensation expense of $0.6 million and an increase in bonuses and commissions of $0.5 million.

Research and Development. Research and development expense, which is managed on a global basis, increased $2.8 million, or 35%, to $10.9 million for the second quarter of fiscal 2007 when compared to the same quarter last year at $8.1 million. Holding exchange rates constant to last year, current quarter expense would have remained relatively unchanged at $10.8 million. Personnel and related costs increased $1.8 million due to hiring, primarily in our development centers in India, China and the United States. In addition, research and development employees were acquired through acquisitions in the current year. Travel was higher by $0.3 million, professional fees were higher by $0.3 million and stock compensation was $0.2 million. These increases were partially offset by $0.4 million of capitalized development costs.
On a year-to-date basis, research and development expense increased $4.0 million, or 25%, to $20.3 million for fiscal 2007 when compared to the same period last year at $16.3 million. Holding exchange rates constant to last year, current year to date expense would have remained unchanged at $20.3 million. The increase was mainly related to higher personnel and related costs of $2.7 million, reflecting the impact of establishing development centers in India and China, our focus on product development through acquisitions and added personnel expense in the United States. In addition, travel was $0.5 million higher, professional fees were $0.4 million higher and stock compensation expense was $0.4 million. The increase in those expense categories was partially offset by $0.6 million of capitalized development costs.
General and Administrative. General and administrative expense increased $0.9 million, or 14%, to $7.4 million for the second quarter of fiscal 2007 from the same quarter last year at $6.5 million. Holding exchange rates constant to last year, current quarter expense would have been $7.3 million. Stock compensation expense in the current quarter represented $0.6 million of the increase. In addition, personnel expenses were higher by $0.4 million, mainly due to higher bonuses. The increase in these expenses was partially offset by lower professional fees of $0.4 million, mainly related to lower Sarbanes-Oxley related costs and lower tax consulting.
On a year-to-date basis, general and administrative expense was $13.7 million, representing a $0.4 million, or 3%, increase from $13.3 million in the same period last year. Stock compensation expense in the first six months of fiscal 2007 was $1.1 million. In addition, salary expenses were higher by $0.3 million. The increase in stock compensation and personnel expenses were partially offset by decreases in professional fees of $0.6 million, mainly related to lower Sarbanes-Oxley related costs and lower tax consulting.
Other (Income) Expense. Other income, net was $0.8 million and $0.9 million for the second quarter of fiscal 2007 and 2006, respectively. The $0.1 million decrease in other income, net primarily related to $0.8 million of lower foreign exchange gains in the current quarter mainly related to the Euro and the Great Britain Pound, partially offset by higher interest income of $0.5 million in the current quarter partially due to higher interest rates.
Other income, net was $2.5 million and $0.8 million for the first half of fiscal 2007 and 2006, respectively. The $1.7 million change primarily related to $1.1 million higher interest income in the current year when compared to the same prior year period, partially due to higher interest rates. In addition, exchange gains were $0.7 million higher in the current year when compared to last year, mainly related to the Euro.
Income Tax Expense. We recorded income tax expense of $0.9 million for the current quarter and $1.3 million for the same quarter last year. These amounts include taxes in jurisdictions that were forecasted to be profitable for the year.
We recorded income tax expense of $1.6 million and $1.9 million for the first half of fiscal 2007 and 2006, respectively. These amounts include taxes in jurisdictions that were forecasted to be profitable for the year.
In addition, year-to-date tax expense in fiscal 2006 includes benefits related to the reversal of deferred tax asset valuation allowances of $0.4 million, attributable to the realization of certain deferred tax assets in foreign jurisdictions, as it was determined that it was more likely than not that these benefits would be realized. The deferred tax asset valuation allowances which were reversed related to foreign subsidiaries with prior losses that have become profitable and are forecasting continued profitability.

We have not recognized a benefit for deferred tax assets that management has determined are not more likely than not to be realized.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.
Working Capital
Our working capital was $19.0 million and $20.7 million as of July 31, 2006 and January 31, 2006, respectively. The $1.7 million decrease in working capital was primarily due to a $19.8 million decrease in current assets, partially offset by an $18.1 million decrease in current liabilities. The $19.8 million decrease in current assets related primarily to a $19.9 million decrease in accounts receivable due to seasonal declines following high year-end renewal billings. Cash and equivalents remained relatively flat at $60.0 million as of January 31, 2006 and $60.5 million as of July 31, 2006. Increases in cash related to operating activities were offset by stock repurchases of $4.1 million and dividend payments of $1.6 million. For additional explanation of cash changes, please see the “Cash Flows” section below.
Current liabilities declined $18.1 million primarily due to a $12.0 million decrease in deferred revenue due to seasonal declines following high year-end maintenance renewal billings. In addition, other current liabilities decreased $3.5 million and accounts payable decreased $2.6 million, partly attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end payables.
We have historically calculated accounts receivable days’ sales outstanding (DSO) using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue in the accounts receivable balance as of the period end. When reviewing the performance of our business units, DSO under the countback method is used by management. It is management’s belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods.
DSO under the countback method was 63 days at July 31, 2006, compared to 55 days at January 31, 2006 and 78 days at July 31, 2005. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 65 days at July 31, 2006, compared to 93 days at January 31, 2006 and 69 at July 31, 2005.
Cash Flows
Following is a summary of cash flows for the first six months of fiscal 2007 and 2006:
Operating Activities
Net cash provided by operating activities was $10.2 million and $12.7 million in the first half of fiscal 2007 and 2006, respectively. The $2.5 million decrease in fiscal 2007 from fiscal 2006 related primarily to a decline in net income of $3.8 million as well as a larger decline in deferred revenue of $0.9 million, which has a negative effect on cash flow, and a larger decline in other liabilities of $1.2 million partly due to larger changes in severance accruals. Other changes in operating cash flow consist of a $2.3 million positive cash effect due to lower accounts receivable as of July 31, 2006, and increased stock compensation expense of $2.5 million which is a non-cash expense and therefore has a positive effect on operating cash flow. In addition, we incurred exit costs of $0.9 million mainly related to our data center move from leased facilities to our corporate headquarters in the prior year and in the current year have adjusted our estimates and incurred an additional $0.2 million of exit costs. We also incurred exit costs in the Netherlands of $0.2 million related to a reduction in office space.
Investing Activities
Net cash (used in) provided by investing activities for the first half of fiscal 2007 and 2006 was $(3.3) million and $6.9 million, respectively. The first halves of fiscal 2007 and 2006 included $2.2 million and

$4.5 million, respectively, of property and equipment purchases. The prior year purchases primarily related to the build-out of the data center at our new company headquarters. The current year purchases primarily related to computer equipment. In the first half of fiscal 2007, we completed two acquisitions and have paid to date $1.5 million associated with those transactions. Deferred payments related to one of the acquisitions of $0.5 million are expected to be paid through June 2008. In addition, we subsequently sold certain acquired intangible assets for $0.9 million. For further discussion of business combinations, see note 5 within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
In fiscal 2006, we sold $13.0 million in marketable securities and deposited the proceeds into our cash account.
Financing Activities
Net cash used in financing activities was $5.1 million and $22.8 million for the first half of fiscal 2007 and 2006, respectively.
During the second quarter of fiscal 2007, the Board of Directors authorized the repurchase of up to one million shares of QAD common stock over a one year period. The first six months of fiscal 2007 includes $4.1 million related to the repurchase of approximately 543,000 shares at an average price of approximately $7.51 per share.
During the second quarter of fiscal 2006, we purchased 2 million shares of QAD common stock from Recovery Equity Investors II, L.P. for $7.40 per share for total cash consideration of $14.8 million. In addition, we repaid the outstanding balance of $7.6 million on the Comerica Bank Credit Facility.
The first six months of the current and prior year also include $0.9 million and $1.2 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options. During both of the first halves in fiscal 2007 and 2006, $1.6 million in dividends were paid to stockholders.
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
The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA) less the total amount of letters of credit and other similar obligations. At July 31, 2006, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to our 12-month trailing EBITDA. Effective May 9, 2005, the CB Facility was amended. The amendment increased the amount of QAD common stock that we may repurchase, in any trailing four-quarter period, from $20 million to $30 million.

The CB Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At July 31, 2006, a prime rate borrowing would have had an effective rate of 8.00% and a 30 day LIBOR borrowing would have had an effective rate of approximately 6.14%.
As of July 31, 2006, there were no borrowings under the CB Facility and we were in compliance with the debt covenants, as amended.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the six months ended July 31, 2006 and 2005, approximately 35% of our revenue was denominated in foreign currencies. Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for both the six months ended July 31, 2006 and 2005. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction gains totaled $1.6 million and $0.9 million for the six months ended July 31, 2006 and 2005, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
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
ITEM 4 — CONTROLS AND PROCEDURES
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchase activity during the three months ended July 31, 2006 was as follows:

			Total Number
			of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs (1)
5/1/06 – 5/31/06	—	$—	—	1,000,000
6/1/06 – 6/30/06	333,400	$7.24	333,400	666,600
7/1/06 – 7/31/06	209,500	$7.93	209,500	457,100

(1)	In May 2006, the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock. As of July 31, 2006, 542,900 shares had been repurchased under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders held on June 7, 2006, the following proposals were adopted:
(1)	To elect five directors, as nominated:

	Votes For	Votes Withheld
Karl F. Lopker	28,592,720	2,477,387
Pamela M. Lopker	28,609,190	2,460,917
Peter R. van Cuylenburg	30,335,011	735,096
A. Barry Patmore	30,332,706	737,401
Scott J. Adelson	30,801,275	268,832
(2)	To approve the QAD Inc. 2006 Stock Incentive program:

Votes For	Votes Against	Abstentions
21,851,954	1,166,806	1,444,441

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     Exhibits
3.1	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on July 29, 2005

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
QAD Inc.
(Registrant)

Date: September 8, 2006	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

By:	/s/ VALERIE J. MILLER
Valerie J. Miller
Vice President, Corporate Controller (Chief Accounting Officer)