Form 10-Q
period 2006-10-31
QAD INC
filed 2006-12-08
CIK 1036188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of the issuer’s common stock as of November 30, 2006 was 32,324,104.

QAD INC.
INDEX

PART I
ITEM 1 – FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2006	2006
Assets
Current assets:
Cash and equivalents	$50,368	$59,971
Restricted cash	2,612	—
Accounts receivable, net	42,432	61,819
Other current assets	14,452	14,406

Total current assets	109,864	136,196

Property and equipment, net	43,884	40,825
Capitalized software costs, net	7,943	5,251
Goodwill	11,903	10,640
Other assets, net	15,093	14,146

Total assets	$188,687	$207,058

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$271	$243
Accounts payable	8,469	9,136
Deferred revenue	56,938	75,314
Other current liabilities	31,435	30,809

Total current liabilities	97,113	115,502

Long-term debt	17,334	17,546
Other liabilities	1,641	820
Minority interest	663	665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	35	35
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,351,806 and 35,350,084 shares at October 31, 2006 and January 31, 2006, respectively	127,186	123,376
Additional paid-in capital
Treasury stock, at cost (3,086,112 and 2,813,739 shares at October 31, 2006 and January 31, 2006, respectively)	(22,989)	(20,752)
Accumulated deficit	(24,630)	(23,551)
Unearned compensation – restricted stock	(229)	(330)
Accumulated other comprehensive loss	(7,437)	(6,253)

Total stockholders’ equity	71,936	72,525

Total liabilities and stockholders’ equity	$188,687	$207,058

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
License fees	$10,974	$10,066	$34,736	$40,233
Maintenance and other	30,949	29,297	91,847	87,400
Services	15,401	12,049	42,515	37,805

Total revenue	57,324	51,412	169,098	165,438

Costs and expenses:
Cost of license fees	1,852	1,604	5,367	5,852
Cost of maintenance, service and other revenue	21,311	19,425	62,346	60,093
Sales and marketing	15,566	13,818	47,114	45,636
Research and development	9,835	7,302	30,092	23,644
General and administrative	7,389	6,315	21,138	19,573
Amortization of intangibles from acquisitions	107	51	148	237

Total costs and expenses	56,060	48,515	166,205	155,035

Operating income	1,264	2,897	2,893	10,403

Other (income) expense:
Interest income	(617)	(334)	(2,008)	(993)
Interest expense	320	336	859	1,240
Other (income) expense, net	99	(350)	(1,533)	(1,345)

Total other (income) expense	(198)	(348)	(2,682)	(1,098)

Income before income taxes	1,462	3,245	5,575	11,501
Income tax expense	515	557	2,099	2,463

Net income	$947	$2,688	$3,476	$9,038

Basic net income per share	$0.03	$0.08	$0.11	$0.28

Diluted net income per share	$0.03	$0.08	$0.10	$0.27

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,476	$9,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,654	5,585
Provision for doubtful accounts and sales adjustments	67	39
(Gain) loss on disposal of property and equipment	10	(12)
Tax benefit from reversal of tax allowances and reserves	—	(793)
Exit costs	524	1,075
Stock compensation expense	3,887	83
Other, net	(82)	(154)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,200	23,664
Other assets	721	2,267
Accounts payable	(1,957)	(3,861)
Deferred revenue	(19,751)	(14,666)
Other liabilities	(3,806)	(3,179)

Net cash provided by operating activities	10,943	19,086
Cash flows from investing activities:
Purchase of property and equipment	(3,714)	(5,912)
Capitalized software costs	(1,044)	(2,845)
Acquisition of businesses, net of cash acquired	(6,973)	—
Restricted cash	(2,612)	—
Proceeds from sale of intangible assets	906	—
Proceeds from sale of marketable securities	—	13,000
Proceeds from sale of property and equipment	177	43

Net cash (used in) provided by investing activities	(13,260)	4,286
Cash flows from financing activities:
Repayments of debt	(244)	(7,794)
Proceeds from issuance of common stock	1,384	2,236
Changes in cash overdraft	950	(1,057)
Dividends paid	(2,441)	(2,450)
Minority shareholder payment	(389)	—
Repurchase of common stock	(5,567)	(14,800)

Net cash used in financing activities	(6,307)	(23,865)

Effect of exchange rates on cash and equivalents	(979)	(1,999)

Net decrease in cash and equivalents	(9,603)	(2,492)

Cash and equivalents at beginning of period	59,971	55,289

Cash and equivalents at end of period	$50,368	$52,797

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2006 of QAD Inc. (QAD or the Company). The results of operations for the three and nine months ended October 31, 2006 are not necessarily indicative of the results to be expected for the year ending January 31, 2007.
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
Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.” Effective January 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements. The potential impact of adoption could be the increase or reduction of certain tax contingency reserves.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial statements.
Effects of Prior Year Misstatements
In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance regarding the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended January 31, 2007. The Company is currently evaluating the impact, if any, of applying SAB 108 on its financial statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. COMPUTATION OF NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income	$947	$2,688	$3,476	$9,038

Weighted average shares of common stock outstanding — basic	32,238	32,236	32,465	32,798

Weighted average shares of common stock equivalents issued using the treasury stock method	673	842	727	882

Weighted average shares of common stock and common stock equivalents outstanding — diluted	32,911	33,078	33,192	33,680

Basic net income per share	$0.03	$0.08	$0.11	$0.28

Diluted net income per share	$0.03	$0.08	$0.10	$0.27
Common stock equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. For the three and nine months ended October 31, 2006, shares of common stock equivalents of approximately 4.4 million and 3.8 million, respectively, were not included in the diluted calculation because they were anti-dilutive. For the three and nine months ended October 31, 2005, shares of common stock equivalents of approximately 1.8 million and 1.9 million, respectively, were not included in the diluted calculation because they were anti-dilutive.
4. COMPREHENSIVE INCOME
Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
	(in thousands)
Net income	$947	$2,688	$3,476	$9,038
Foreign currency translation adjustments	337	22	(1,184)	(1,586)

Comprehensive income	$1,284	$2,710	$2,292	$7,452

5. BUSINESS COMBINATIONS
The results of operations of the following acquired businesses are included in the Condensed Consolidated Financial Statements from the respective dates of acquisition.
Precision Software Limited
On September 20, 2006, QAD acquired Dublin, Ireland-based Precision Software Limited (Precision), a provider of transportation management software solutions to more than 900 customer sites in 55 countries. Precision has main offices in Ireland and the United States with approximately 100 employees, and will operate as a division of QAD.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company acquired all of the stock of Precision. The Precision business includes certain tangible assets and all intangible assets, including a trade name, customer relationships and all intellectual property rights to Precision’s software solutions. At closing, QAD paid $8.1 million in cash, of which $2.6 million is held in escrow, contingent upon the completion of an audit of the acquired opening balance sheet. Future contingent payments of $7.2 million may be made over the next two years bringing the total maximum consideration to $15.3 million.
The purchase price was allocated to net assets acquired including intellectual property, trade name and customer relationships. The current purchase price allocation is preliminary and subject to adjustment based on future contingent payments and the final valuation of tax reserves and contingencies.
Bisgen Ltd.
On June 30, 2006, the Company acquired UK-based Bisgen Ltd. (Bisgen). Bisgen develops and sells Customer Relationship Management (CRM) software, marketed under the eBisgen name. The Company acquired the entire capital of Bisgen including all intellectual property rights to Bisgen’s CRM software for approximately $0.9 million. Included in the purchase is contingent consideration whereby the Company will pay a minimum $0.2 million earn-out to Bisgen based on future license sales related to CRM.
The purchase price was allocated to goodwill, intellectual property, a restrictive covenant, customer relationships and assumed net liabilities. The current purchase price allocation is preliminary and subject to adjustment based on the final valuation of tax reserves and contingencies.
Soft Cell N.V.
In March 2006, QAD acquired the rights to certain assets of Soft Cell N.V. (Soft Cell), a company headquartered in Belgium, including sole ownership of all intellectual property rights owned by Soft Cell that were subject to co-ownership by QAD, as well as ownership of intellectual property rights to certain other related technology for total consideration of $1.4 million. Specifically, the acquired assets included the purchase of certain tangible assets and all intangible assets, including all intellectual property rights to all former and current software versions and technology belonging to Soft Cell, the trade name “Soft Cell”, and customer relationships. The transaction excluded all debt, outstanding customer claims and other liabilities.
Prior to the acquisition, in fiscal 2006, the Company had purchased co-ownership rights from Soft Cell to certain technology. This purchased technology was technologically feasible at the original purchase date and there were no significant issues related to integration with QAD software. The total purchase price for all modules was approximately $3.9 million and payment was due in phases from February 2005 through May 2006. As of March 2006, QAD owed Soft Cell $0.5 million related to the purchased technology. As part of the acquisition, this amount was no longer owed and, as such, QAD lowered the amount previously recorded in capitalized software from $3.9 million to $3.4 million.
The acquired intellectual property is primarily comprised of two versions of Soft Cell financial software, version 3 and version 5, of which version 5 is complementary to MFG/PRO. Version 5 has been capitalized as intellectual property and will be amortized over three years, beginning in the period the product is sold to customers.
Because some of the acquired assets were not compatible with the Company’s core business, subsequent to March 2006, QAD sold certain assets acquired to third-parties, including a license to version 3 of the software, customer contracts, the “Soft Cell” trade name and certain fixed assets, for total consideration of $1.1 million.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at October 31, 2006 and January 31, 2006 were as follows:

	October 31,	January 31,
	2006	2006
	(in thousands)
Capitalized software costs:
Acquired software technology	$8,120	$6,197
Capitalized software development costs	2,203	1,520

	10,323	7,717
Accumulated amortization	(2,380)	(2,466)

Capitalized software costs, net	$7,943	$5,251

Included in capitalized software costs as of October 31, 2006 and January 31, 2006 is $3.5 million and $3.9 million, respectively, of purchased software related to the Soft Cell transactions. Additionally, during the nine months ended October 31, 2006, the Company capitalized $1.0 million in internally incurred development costs related to this product. The capitalized acquired software and development costs related to the Soft Cell technology will be amortized over three years beginning when the product is sold to customers, which is expected to occur in fiscal 2008. For further explanation of the various transactions with Soft Cell N.V., see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.
In addition, the increase in capitalized software costs from January 31, 2006 to October 31, 2006 is partially due to $0.6 million software technology acquired from Bisgen Ltd. in the second quarter of fiscal 2007, and $2.4 million software technology acquired from Precision Software Limited in the third quarter of fiscal 2007.
The change in capitalized software development costs from January 31, 2006 to October 31, 2006 includes $1.1 million of “Capitalized software development costs” being removed from the balance sheet. It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, the corresponding $1.1 million of “Accumulated amortization” was also removed from the balance sheet. These write-offs do not impact “Capitalized software costs, net.”
Amortization of capitalized software costs was $1.0 million and $1.2 million for the nine months ended October 31, 2006 and October 31, 2005, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the nine months ended October 31, 2006, by reporting unit, were as follows (reporting unit regions are defined in note 11 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North		Asia
	America	EMEA	Pacific	Latin America	Total
	(in thousands)
Balances, January 31, 2006	$—	$9,511	$282	$847	$10,640

Additions	260	260	—	—	520

Impact of foreign currency translation	—	751	17	(25)	743

Balances, October 31, 2006	$260	$10,522	$299	$822	$11,903

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The increase in goodwill from January 31, 2006 to October 31, 2006 is partially due to $0.5 million in goodwill recorded in connection with the Soft Cell N.V. and Bisgen Ltd. acquisitions due to the excess of purchase price over estimated fair value of acquired net assets. For further explanation of acquisition related transactions, see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.
The Company is required to analyze goodwill for impairment on at least an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period.
Intangible Assets

	October 31,	January 31,
	2006	2006
	(in thousands)
Amortizable intangible assets	$1,584	$152
Less: accumulated amortization	(260)	(105)

Net amortizable intangible assets	$1,324	$47

Intangible assets are included in “Other assets, net” in the Company’s Condensed Consolidated Balance Sheets. The increase in amortizable intangible assets from January 31, 2006 to October 31, 2006 is due to intangible assets related to the Bisgen and Precision acquisitions. For further discussion of these acquisitions, see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.
As of October 31, 2006 and January 31, 2006, excluding goodwill, all of the Company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization.
Intangible assets are principally comprised of customer relationships, trade name and a covenant not to compete. The aggregate amortization expense related to amortizable intangible assets was $0.1 million and $0.2 million for each of the three and nine months ended October 31, 2006 and 2005, respectively.
The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2007, 2008, 2009 and 2010 is $0.2 million, $0.5 million, $0.4 million and $0.2 million, respectively. No additional amortization of these assets is estimated in fiscal 2011 and thereafter.
8. LONG-TERM DEBT

	October 31,	January 31,
	2006	2006
	(in thousands)
Total debt
Notes payable	$17,533	$17,715
Capital lease obligations	72	74

	17,605	17,789
Less current maturities	271	243

Long-term debt	$17,334	$17,546

Notes Payable
In July 2004, QAD Ortega Hill, LLC, a wholly owned subsidiary of the Company, entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal balance of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, the Company shall make 119 monthly payments of $115,000 and one final payment of $15.4 million. As of October 31, 2006 and January 31, 2006, the principal balance of the loan was $17.5 million and $17.7 million, respectively.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (CB Facility). The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At October 31, 2006, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA.
The CB Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At October 31, 2006, a prime rate borrowing would have had an effective rate of 8.00% and a 30 day LIBOR borrowing would have had an effective rate of approximately 6.07%.
As of October 31, 2006, there were no borrowings under the CB Facility and the Company was in compliance with the financial covenants.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
In accordance with SFAS 123R, beginning in the first quarter of fiscal 2007, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as a cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. This requirement reduces the amounts the Company records as net cash provided by operating activities and increases net cash provided by financing activities. Total cash flow remains unchanged from what would have been reported under prior accounting rules. There were no excess tax benefits recorded for options exercised in the nine months ended October 31, 2006 as those tax benefits were not realized as a reduction to income taxes payable.
SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended October 31, 2006, such that the amount of expense recorded represents expense related to only those stock-based awards that are expected to ultimately vest.
In the three months ended October 31, 2006, the Company recognized stock-based compensation expense of $1.3 million which reduced gross profit by $0.2 million, increased operating expenses by $1.1 million and reduced net income by $0.8 million, or $0.03 per diluted share net of tax.
For the nine months ended October 31, 2006, the Company recognized stock-based compensation expense of $3.9 million which reduced gross profit by $0.7 million, increased operating expenses by $3.2 million and reduced net income by $2.5 million, or $0.07 per diluted share net of tax.
Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed by APB 25. As presented below, the Company applied the disclosure provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” as if the fair value method had been applied. If this method had been used, the Company’s net income and earnings per share for the three and nine months ended October 31, 2005 would have been adjusted to the pro forma amounts below (in thousands except per share data):

	Three Months Ended	Nine Months Ended
	October 31, 2005	October 31, 2005
	(unaudited)
Net income, as reported	$2,688	$9,038

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17	52

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	923	2,376

Pro forma net income	$1,782	$6,714

Basic and diluted earnings per share:
As reported
Basic	$0.08	$0.28
Diluted	$0.08	$0.27
Pro forma
Basic	$0.06	$0.20
Diluted	$0.05	$0.20

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The weighted average assumptions used to value the option grants, stock appreciation rights (SARs) and the employee stock purchase plan (ESPP) are shown in the following table. As the ESPP was terminated effective January 1, 2006, no data is provided for the nine month period ended October 31, 2006.

	Nine Months Ended October 31,
	2006		2005
	Stock
	Options/		Stock
	SARs	ESPP	Options	ESPP
Expected life in years (1)	3.14	—	5.0	0.25
Risk free interest rate (2)	4.83%	—	4.15%	3.44%
Volatility (3)	49%	—	84%	34%
Dividend rate (4)	1.29%	—	1.29%	1.29%

(1)	The expected life of stock options granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the option.

(4)	The Company expects to continue paying quarterly dividends at the same rate it has over the last year.
Stock Plans
On June 7, 2006, the shareholders approved the QAD Inc. 2006 Stock Incentive Program (the 2006 Program). This program replaces the QAD 1997 Stock Incentive Program (the 1997 Program). Concurrently, the shareholders authorized a maximum of 5.3 million shares to be issued under the 2006 Program – 4 million newly authorized shares and 1.3 million shares previously authorized for use in the 1997 Program. The 2006 Program allows for incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, SARs, and other stock rights. As of October 31, 2006, 3.8 million shares were available for issuance.
At October 31, 2006, there were 4.3 million non-statutory stock options outstanding under the 1997 Program. Effective with the adoption of the 2006 Program, no further awards were granted using the 1997 Program. The 1997 Program replaced the QAD Inc. 1994 Stock Incentive Program (the 1994 Program). At October 31, 2006, there were 80,000 non-statutory stock options outstanding under the 1994 Program. If no action is taken, these non-statutory stock options will expire on February 1, 2007.
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
Under all three programs, officers, directors, employees, consultants and other independent contractors or agents of QAD or subsidiaries of QAD who are responsible for or contribute to the management, growth or profitability of its business are eligible for selection by the program administrators to participate. However, incentive stock options granted under the 2006 Program or the 1997 Program may only be granted to a person who is an employee of QAD or one of its subsidiaries.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
After the 2006 Program was adopted in June 2006, the Company began issuing all equity awards in the form of stock-settled SARs. SFAS 123R, which was adopted effective February 1, 2006, treats stock settled SARs similarly to non-statutory stock options. Granting SARs permits the Company to provide an equivalent value to non-statutory stock options to its employees with a less dilutive effect on the outstanding stock.
The following table summarizes the activity for outstanding equity awards for the nine months ended October 31, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Equity Awards	Exercise Price per	Contractual Life	Intrinsic Value
	(in thousands)	Share	(in years)	(in thousands)
Outstanding at January 31, 2006	5,141	$7.17
Granted	1,575	7.16
Exercised	(514)	3.39
Cancelled/forfeited/expired	(375)	9.43

Outstanding at October 31, 2006	5,827	$7.36	5.69	$8,724

Vested and expected to vest as of October 31, 2006 (1)	5,179	$7.32	5.51	$8,213

Exercisable at October 31, 2006	2,334	$6.71	4.02	$5,747

(1)	The expected to vest equity awards are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on October 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on October 31, 2006. The total intrinsic value of options exercised in the three and nine months ended October 31, 2006 was $0.6 million and $2.2 million, respectively. The weighted average grant date fair value of options granted in the three and nine months ended October 31, 2006 was $2.64 per share and $2.46 per share, respectively.
At October 31, 2006, there was approximately $9.4 million and $0.2 million of total unrecognized compensation cost related to unvested stock options and restricted stock, respectively. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.
Net cash received from option exercises under the 1997 Program and 1994 Program for the nine months ended October 31, 2006 was $1.4 million.
Stock Repurchase
In May 2006, the Company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock. For the nine months ended October 31, 2006 the Company repurchased 739,000 shares of its common stock at an average repurchase price of $7.53 per share, including fees. As a result, stockholders’ equity was reduced for the nine months ended October 31, 2006 by $5.6 million.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
		(in thousands)
Revenue:
North America	$24,514	$21,606	$72,508	$68,003
EMEA	19,660	16,351	56,792	55,567
Asia Pacific	9,116	9,304	28,235	30,748
Latin America	4,034	4,151	11,563	11,120

	$57,324	$51,412	$169,098	$165,438

Operating income (loss):
North America	$4,932	$3,373	$13,503	$11,549
EMEA	526	(277)	856	288
Asia Pacific	639	404	1,706	2,727
Latin America	(75)	201	(545)	(189)
Corporate	(4,758)	(804)	(12,627)	(3,972)

	$1,264	$2,897	$2,893	$10,403

	October 31,	January 31,
	2006	2006
Identifiable assets:
North America	$106,539	$125,187
EMEA	56,007	51,851
Asia Pacific	18,357	21,955
Latin America	7,784	8,065

	$188,687	$207,058

12. EXIT COSTS
In March 2005, the Company moved its data center from Carpinteria, California to its new headquarters in Summerland, California, which resulted in an initial charge of $0.9 million in exit costs. Later in fiscal 2006 and in the first nine months of 2007, adjustments of $0.2 million and $0.3 million, respectively, were required due to a previously unanticipated delay in subleasing the space. Although the Company has not secured a sublease agreement with a tenant, it expects to do so by February 2007.
13. SUBSEQUENT EVENT
On November 3, 2006, QAD acquired Duluth, Georgia-based FBO Systems, Inc., a provider of Enterprise Asset Management products and professional services. Approximately 70% of the all-cash purchase price consideration will be paid within 90 days of the November 3, 2006 close date, with the remaining 30%, subject to certain performance criteria, expected to be paid over a three-year period. The total net purchase price is expected to be approximately $4 million.

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
CRITICAL ACCOUNTING POLICIES
We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of goodwill and intangible assets, capitalized software costs, valuation of deferred tax assets and tax contingency reserves and accounting for stock-based compensation to be critical policies due to the significance of these items to our operating results as well as the estimation processes and management judgment involved in each.
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

For license arrangements with multiple elements to be delivered, we use the residual method to recognize revenue. When a license agreement includes one or more elements to be delivered at a future date, and vendor-specific, objective evidence of the fair value of all undelivered elements exists, then the revenue for the undelivered elements are deferred. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when we have vendor-specific, objective evidence for undelivered elements or when delivery of all elements occurs. Subscription license revenue from our hosted product offerings is recognized ratably over the contract period.

Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility which is based on our review of a customer’s credit worthiness and our historical experience with that customer, if applicable.

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

•	Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management judgment. Actual collection of these balances may differ due to global or regional economic factors, challenges faced by customers within our targeted vertical markets or specific financial difficulties of individual customers.

•	Impairment of Goodwill and Intangible Assets. Goodwill and other intangible assets at October 31, 2006, were $11.9 million and $1.3 million, respectively, accounting for 7% of our total assets. In assessing the recoverability of our intangibles, excluding goodwill, we must make assumptions regarding estimated future cash flows to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires us to analyze goodwill for impairment on at least an annual basis. These periodic analyses are performed by an independent valuation consulting firm. In estimating the fair value of our individual reporting units, the enterprise fair value was considered based upon the income approach, which utilizes a discounted cash flow method to determine the fair value of the business based on the present value of future benefits the business is expected to generate. If the assumptions underlying these estimated future benefits change, we may be required to record impairment losses for these assets. For a further discussion of goodwill, see note 7 “Goodwill” within the Notes to Condensed Consolidated Financial Statements.

•	Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We also capitalize software purchased from third parties or through business combinations

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

•	Valuation of Deferred Tax Assets and Tax Contingency Reserves. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. As part of our assessment of the recoverability of our net deferred tax assets, we determined that certain tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, we recorded a tax benefit of $0.4 million at April 30, 2005, resulting from the reduction of previously recorded valuation allowances. There was no reduction of valuation allowances recorded in the first nine months of fiscal 2007. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

We record tax contingency reserves based on the probable tax treatment of tax positions. Management uses judgment in determining the probability of an outcome related to a tax exposure area or controversy (e.g., audit by tax authorities), considering all available information. Should we in the future determine that additional reserves are required or that some portion of our existing reserves are no longer required, the adjustment to tax contingency reserves would impact tax expense in the period such determination was made.

•	Stock-based Compensation Expense. Effective February 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those awards expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to restricted stock awards that were granted in connection with acquisitions and stock options with intrinsic value. Forfeitures were accounted for as they occurred.

Calculating stock-based compensation expense requires the use of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock, which we believe is representative of future behavior. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on the historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See note 9 “Stockholders’ Equity” within Notes to Condensed Consolidated Financial Statements for additional information.
Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenue:
License fees	19%	20%	21%	24%
Maintenance and other	54	57	54	53
Services	27	23	25	23

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	3	3	3	4
Cost of maintenance, service and other revenue	37	38	37	36
Sales and marketing	27	27	28	28
Research and development	17	14	18	14
General and administrative	13	12	12	12
Amortization of intangibles from acquisitions	1	—	—	—

Total costs and expenses	98	94	98	94

Operating income	2	6	2	6
Other (income) expense	(1)	—	(1)	(1)

Income before income taxes	3	6	3	7
Income tax expense	1	1	1	2

Net income	2%	5%	2%	5%

Total Revenue. Total revenue for the third quarter of fiscal 2007 was $57.3 million, an increase of $5.9 million, or 11%, from $51.4 million in the third quarter of fiscal 2006. Holding foreign currency exchange rates constant to those applicable in the third quarter of fiscal 2006, total revenue for the current quarter would have been approximately $56.8 million, representing a $5.4 million increase when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included higher licenses, services and maintenance and other revenue. International revenue as a percentage of total revenue was 57% in the third quarter of fiscal 2007, as compared to 58% in the same period of the prior fiscal year. The North America and Europe, Middle East and Africa (EMEA) regions experienced increases in total revenue while the Latin America and Asia Pacific regions declined slightly quarter over quarter. Contributing to the increase in total revenue in the third quarter of fiscal 2007 was revenue generated from the September 20, 2006 acquisition of Precision Software, a company which sells transportation software. Revenue recognized from the Precision products totaled $0.8 million in the quarter, of which $0.7 million was services revenue.
Total revenue for the first nine months of fiscal 2007 was $169.1 million, an increase of $3.7 million, or 2%, from $165.4 million in the first nine months of fiscal 2006. Holding foreign currency exchange rates constant to those applicable in the first nine months of fiscal 2006, total revenue for the current year would have been approximately $168.8 million, representing a $3.4 million increase when compared to the same period last year. When comparing categories within total revenue at constant rates, the first nine months of fiscal 2007 included lower license revenue offset by higher services, maintenance and other revenue. International revenue as a percentage of total revenue was 57% in the first nine months of fiscal 2007, as compared to 59% in the same period of the prior year. The shift was primarily attributed to an increase in revenue in our North America region. Our EMEA and Latin America regions also increased while our Asia Pacific region declined.
License Revenue. License revenue was $11.0 million for the third quarter of fiscal 2007, up $0.9 million, or 9%, from $10.1 million for the third quarter of fiscal 2006. Holding foreign currency exchange rates constant to fiscal 2006, license revenue for the current quarter would have been approximately $10.9 million, representing a $0.8 million, or 8%, increase from the same period last year. License revenue increased in our North America and

EMEA regions when comparing quarter over quarter results while our Latin America and Asia Pacific regions declined quarter over quarter. When comparing the current quarter to the same quarter in the previous year, discounts granted to customers for software licenses have remained relatively consistent. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2007, six customers placed license orders totaling more than $300,000, of which none exceeded $1 million. This compared to the fiscal 2006 third quarter in which three customers placed license orders totaling more than $300,000, of which none exceeded $1 million.
License revenue was $34.7 million for the first nine months of fiscal 2007, down $5.5 million, or 14%, from $40.2 million for the first nine months of fiscal 2006. Holding foreign currency exchange rates constant to fiscal 2006, license revenue for the current year would have been unchanged at $34.7 million. All regions experienced decreases period over period with the exception of our EMEA region. During the nine months ended October 31, 2006, when compared to the same period in the prior year, discounts granted to customers for software licenses remained consistent. During the first nine months of fiscal 2007, 20 customers placed license orders totaling more than $300,000, of which none exceeded $1 million. This compared to 17 customers who placed license orders in the first nine months of fiscal 2006 totaling more than $300,000, of which two exceeded $2 million and one exceeded $4 million.
Maintenance and Other Revenue. Maintenance and other revenue was $30.9 million for the third quarter of fiscal 2007, representing an increase of $1.6 million, or 6%, from $29.3 million for the third quarter of fiscal 2006. When we hold exchange rates constant to those prevailing in the third quarter of fiscal 2006, fiscal 2007 maintenance and other revenue would have been approximately $30.8 million. Maintenance and other revenue was $91.8 million for the first nine months of fiscal 2007, up $4.4 million, or 5%, from the same period last year at $87.4 million. Holding exchange rates constant to those prevailing in the first nine months of fiscal 2006, the current year’s maintenance and other revenue would have been $91.7 million.
Maintenance and other revenue increased across all regions during the third quarter of fiscal 2007 when compared to the same quarter in the previous year except for the Asia Pacific region, which was flat. When comparing maintenance and other revenue in the nine months ended October 31, 2006 to the same periods ended October 31, 2005, all regions increased. Factors impacting the comparison of the third quarter and first nine months of the current year to the same periods last year include favorability due to additional maintenance on new license sales, offset by cancellations within our existing customer base and the timing of customer commitments to contract renewals. We measure our rate of contract renewals routinely by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed or are in the process of renewing as of the current period end. Our maintenance contract renewal rate for the third quarters and first nine months of both fiscal 2007 and 2006 was in excess of 90%.
Services Revenue. Services revenue was $15.4 million for the third quarter of fiscal 2007, representing an increase of $3.4 million, or 28%, when compared to the same period last year at $12.0 million. Holding exchange rates constant to those prevailing during the third quarter of fiscal 2006, services revenue for the third quarter of fiscal 2007 would have been approximately $15.1 million, reflecting a $3.1 million, or 26%, increase from the same period last year. Services revenue recognized in the current quarter related to the Precision business was $0.7 million. When comparing the current quarter to the same quarter of the prior year, services revenue increased across all regions, with the most notable increase in our North America region.
For the first nine months of fiscal 2007 services revenue was $42.5 million, representing an increase of $4.7 million, or 12%, when compared to the same period last year at $37.8 million. Holding exchange rates constant to those prevailing during the first nine months of fiscal 2006, services revenue for fiscal 2007 would have been approximately $42.4 million, reflecting a $4.6 million increase when compared to last year. Services revenues for the first nine months of fiscal 2007 increased in all regions when compared to the same period in the previous year.

The following table sets forth, for the periods indicated, reported stock compensation expense for the three and nine month periods ended October 31, 2006 and 2005.
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Stock-based compensation expense by function:
Cost of maintenance, service and other revenue	$240	$28	$701	$83
Sales and marketing	315	—	940	—
Research and development	214	—	639	—
General and administrative	522	—	1,607	—

Total stock-based compensation expense	1,291	28	3,887	83
Income tax benefit	(447)	(11)	(1,420)	(31)

Stock-based compensation, net of tax	$844	$17	$2,467	$52

Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) was $23.2 million and $21.0 million and as a percentage of total revenue was 40% and 41% for the third quarter of fiscal 2007 and 2006, respectively. Holding exchange rates constant to those prevailing during the third quarter last year, total cost of revenue for the third quarter of fiscal 2007 would have been approximately $0.3 million lower at $22.9 million and the cost of revenue percentage would have been unchanged at 40%.
For the first nine months of fiscal 2007 and 2006, total cost of revenue was $67.7 million and $65.9 million and as a percentage of total revenue was 40% in each of the comparative periods. Holding exchange rates constant to those prevailing during the first nine months of fiscal 2006, total cost of revenue for the fiscal 2007 period would have been approximately $0.1 million lower at $67.6 million and would have been unchanged when expressed as a percentage of total revenue at 40%.
On a quarter-over-quarter and year-over-year basis, our margins were favorably impacted by improvements in our maintenance, services and other margin, partially offset by the change in revenue mix from licenses to services, which carries lower margins.
Sales and Marketing. Sales and marketing expense increased $1.7 million, or 13%, to $15.6 million for the third quarter of fiscal 2007 from $13.8 million in the comparable prior year period. Holding exchange rates constant to last year, current quarter expense would have been approximately $0.2 million lower at $15.4 million. Personnel expenses, which were primarily related to commissions and bonuses, increased $0.7 million. In addition, marketing expenses were $0.4 million higher in the third quarter of fiscal 2007 when compared to the same quarter in the previous year. Marketing expenses primarily related to various sales related and telemarketing programs in the EMEA and Asia Pacific regions. Stock compensation expense accounted for $0.3 million of the fiscal 2007 increase.
Sales and marketing expense increased $1.5 million, or 3%, to $47.1 million for the first nine months of fiscal 2007 from $45.6 million in the comparable prior year period. Holding exchange rates constant to last year, current year to date expense would have been $0.1 million lower, or $47.0 million. The primary reasons for the increase in sales and marketing expense year-over-year were increases in travel of $0.5 million, bonuses and commissions of $1.4 million, marketing of $0.5 million and stock compensation expense of $0.9 million. The increase in expenses in those categories during the first nine months of fiscal 2007 was partially offset by decreases in partner fees of $0.5 million primarily related to a large Asia Pacific sales transaction last year, a decrease in severance expense of $0.7 million primarily related to EMEA, a reduction in recruiting expense of $0.6 million and a decrease of $0.3 million in the cost of our annual user conference.
Research and Development. Research and development expense, which is managed on a global basis, increased $2.5 million, or 35%, to $9.8 million for the third quarter of fiscal 2007 when compared to the same quarter last year at $7.3 million. Holding exchange rates constant to last year, current quarter expense would have remained unchanged at $9.8 million. Personnel and related costs increased $2.0 million due to hiring, primarily in our development centers in India and China. Research and development employees were also acquired through acquisitions in the current year. In addition to the increase in personnel expenses, travel and stock compensation each increased $0.2 million.
On a year-to-date basis, research and development expense increased $6.5 million, or 28%, to $30.1 million for fiscal 2007 when compared to the same period last year at $23.6 million. Holding exchange rates constant to last year, current year to date expense would have remained unchanged at $30.1 million. The year over year increase was mainly related to higher personnel and related costs of $5.1 million, reflecting the impact of establishing development centers in India and China, our focus on product development through acquisitions and added personnel expense in the United States. In addition, travel and professional fees were $0.7 million and $0.5 million higher, respectively, while stock compensation expense was $0.6 million. The increase in those expense categories was partially offset by an increase of $0.9 million of capitalized development costs compared to the same period last year.
General and Administrative. General and administrative expense increased $1.1 million, or 17%, to $7.4 million for the third quarter of fiscal 2007 from the same quarter last year at $6.3 million. Holding exchange rates constant to last year, current quarter expense would have been $7.3 million. Stock compensation expense in the current quarter represented an increase of $0.5 million. In addition, professional fees were higher by $0.5 million primarily related to human resources and other strategic initiatives.
On a year-to-date basis, general and administrative expense was $21.1 million, representing a $1.5 million, or 8%, increase from $19.6 million in the same period last year. Holding exchange rates constant to last year, current year expense would have remained unchanged at $21.1 million. Stock compensation expense in the first nine months of fiscal 2007 was $1.6 million. In addition, personnel expenses were higher by $0.5 million. These increases were partially offset by higher capitalized costs of $0.3 million.
Other (Income) Expense. Other income, net was $0.2 million and $0.3 million for the third quarter of fiscal 2007 and 2006, respectively. The $0.1 million decrease in other income, net primarily related to a $0.5 million insurance payment from a lawsuit received in the third quarter of fiscal 2006, partly offset by $0.3 million of higher interest income.
Other income, net was $2.7 million and $1.1 million for the first nine months of fiscal 2007 and 2006, respectively. The $1.6 million change primarily related to $1.0 million higher interest income earned in the current year when compared to the same prior year period, partially due to higher interest rates. In addition, exchange gains were $0.7 million higher in the current year when compared to last year, mainly related to the Euro.
Income Tax Expense. We recorded income tax expense of $0.5 million for the current quarter and $0.6 million for the same quarter last year. These amounts include taxes in jurisdictions that were forecasted to be profitable during these periods. The third quarter fiscal 2006 tax provision includes a one-time tax benefit of $0.4 million related to a reversal of a tax exposure reserve resulting from the closure of a statute of limitations.
We recorded income tax expense of $2.1 million and $2.5 million for the first nine months of fiscal 2007 and 2006, respectively. These amounts include taxes in jurisdictions that were forecasted to be profitable during these periods. Year-to-date tax expense in fiscal 2006 includes benefits related to the reversal of deferred tax asset valuation allowances of $0.4 million, attributable to the realization of certain deferred tax assets in foreign jurisdictions, as it was determined that it was more likely than not that these benefits would be realized. The deferred tax asset valuation allowances which were reversed related to foreign subsidiaries with net operating loss carryforwards that have become profitable and are forecasting continued profitability. Fiscal 2006 also includes a one-time tax benefit of $0.4 million related to a reversal of a tax exposure reserve resulting from the closure of a statute of limitations.
We have not recognized a benefit for deferred tax assets that management has determined are not more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.
Working Capital
Our working capital was $12.8 million and $20.7 million as of October 31, 2006 and January 31, 2006, respectively. The $7.9 million decrease in working capital was primarily due to a $26.3 million decrease in current assets, partially offset by an $18.4 million decrease in current liabilities. The $26.3 million decrease in current assets related primarily to a $19.4 million decrease in accounts receivable due to seasonal declines following high year-end renewal billings. Cash and equivalents decreased $9.6 million to $50.4 million as of October 31, 2006 from $60.0 million as of January 31, 2006. Cash decreased primarily due to cash paid for the acquisition of Precision Software of $8.1 million, of which $2.6 million was held in escrow and classified as restricted cash as of October 31, 2006. In addition, during fiscal 2007, we repurchased $5.6 million of our own common stock and made $2.4 million in dividend payments. Decreases in cash related to those activities were partially offset by cash from operations. For additional explanation of cash changes, please see the “Cash Flows” section below.
Current liabilities declined $18.4 million related to a decrease in deferred revenue due to seasonal declines following high year-end maintenance renewal billings.
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
DSO under the countback method was 66 days at October 31, 2006, compared to 55 days at January 31, 2006 and 61 days at October 31, 2005. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 67 days at October 31, 2006, compared to 93 days at January 31, 2006 and 67 days at October 31, 2005.
Cash Flows
Following is a summary of cash flows for the first nine months of fiscal 2007 and 2006:
Operating Activities
Net cash provided by operating activities was $10.9 million and $19.1 million in the first nine months of fiscal 2007 and 2006, respectively. The $8.2 million decrease in fiscal 2007 from fiscal 2006 related primarily to a decline in net income of $5.6 million as well as a larger decline in deferred revenue of $5.1 million, which has a negative effect on cash flow. Other changes in net cash provided by operating activities consist of a smaller decline in other assets of $1.5 million and a smaller decline in accounts receivable of $1.5 million, primarily related to lower collections. Stock compensation expense during the first nine months of fiscal 2007 was $3.8 million which is a non-cash expense and therefore has a positive effect on operating cash flow. Changes in accounts payable resulted in a $1.9 million positive effect on cash flow due to higher accounts payable balance in fiscal 2007 compared to fiscal 2006.
During the first nine months of fiscal 2007 we incurred an additional $0.3 million of exit costs related to our data center move from leased facilities to our corporate headquarters and $0.2 million of exit costs related to a reduction of office space in the Netherlands.
Investing Activities
Net cash (used in) provided by investing activities for the first nine months of fiscal 2007 and 2006 was $(13.3) million and $4.3 million, respectively. The first nine months of fiscal 2007 and 2006 included $3.7 million and $5.9 million, respectively, of property and equipment purchases. The prior year purchases primarily related to the build-out of the data center at our new company headquarters. The current year purchases primarily related to computer equipment. In the first nine months of fiscal 2007, we completed three acquisitions and have paid to date $9.6 million associated with those transactions, including $2.6 million of restricted cash held in escrow until certain contingencies are removed. Deferred payments related to the acquisitions of $7.9 million are expected to be paid through fiscal year 2009. In addition, we subsequently sold certain acquired tangible and intangible assets for $1.1 million. For further discussion of business combinations, see note 5 “Business Combinations” within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
In fiscal 2006, we sold $13.0 million in marketable securities and deposited the proceeds into our cash account.
Financing Activities
Net cash used in financing activities was $6.3 million and $23.9 million for the first nine months of fiscal 2007 and 2006, respectively.
During the second quarter of fiscal 2007, the Board of Directors authorized the repurchase of up to one million shares of QAD common stock over a one year period. The first nine months of fiscal 2007 includes $5.6 million related to the repurchase of 739,000 shares at an average price of approximately $7.53 per share.
During fiscal 2006, we purchased 2 million shares of QAD common stock from Recovery Equity Investors II, L.P. for $7.40 per share for total cash consideration of $14.8 million. In addition, we repaid the outstanding balance of $7.6 million on the Comerica Bank Credit Facility.
The first nine months of the current and prior year also include $1.4 million and $2.2 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options. During the first nine months of fiscal 2007 and 2006, $2.4 million and $2.5 million, respectively, in dividends were paid to stockholders.
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
The maximum amount that can be borrowed under the CB Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA) less the total amount of letters of credit and other similar obligations. At October 31, 2006, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million CB Facility. The rate is determined by the ratio of funded debt to our 12-month trailing EBITDA. Effective May 9, 2005, the CB Facility was amended.

The amendment increased the amount of QAD common stock that we may repurchase in any trailing four-quarter period from $20 million to $30 million.
The CB Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the CB Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At October 31, 2006, a prime rate borrowing would have had an effective rate of 8.00% and a 30 day LIBOR borrowing would have had an effective rate of approximately 6.07%.
As of October 31, 2006, there were no borrowings under the CB Facility and we were in compliance with the debt covenants.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the nine months ended October 31, 2006 and 2005, approximately 35% of our revenue was denominated in foreign currencies. Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for the nine months ended October 31, 2006 and 2005. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction gains totaled $1.5 million and $0.9 million for the nine months ended October 31, 2006 and 2005, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchase activity during the three months ended October 31, 2006 was as follows:

			Total Number
			of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs (1)
8/1/06 – 8/31/06	36,400	$7.56	36,400	420,700
9/1/06 – 9/30/06	139,600	$7.56	139,600	281,100
10/1/06 – 10/31/06	20,100	$7.96	20,100	261,000

(1)	In May 2006, the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock. As of October 31, 2006, 739,000 shares had been repurchased under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None
ITEM 5. OTHER INFORMATION
      None.
ITEM 6. EXHIBITS
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
 QAD Inc.
(Registrant)

Date: December 8, 2006	By:	/s/ DANIEL LENDER

Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ VALERIE J. MILLER

Valerie J. Miller
Vice President, Corporate Controller
(Chief Accounting Officer)