Form 10-K
period 2007-01-31
QAD INC
filed 2007-04-16
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22823

QAD Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0105228
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6450 Via Real
Carpinteria, California 93013
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code (805) 684-6614

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES  ☑ NO

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES  ☑  NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES  ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one).  ☐ Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☑ NO

As of July 31, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 32,319,613 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2006) was approximately $107.8 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2007, there were 32,518,631 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 6, 2007.

QAD INC.
FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe”, “anticipate”, “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2008.

PART I

ITEM 1.	BUSINESS

ABOUT QAD

QAD Inc., a Delaware corporation founded in 1979, is a provider of enterprise applications, including enterprise resource planning (ERP) software applications and related extended enterprise applications, as well as services for global manufacturing companies. QAD Enterprise Applications and services provide robust solutions for managing manufacturing operations and resources within and beyond the enterprise. These solutions help manufacturers simplify the management of their global supply chain through collaboration with customers, suppliers and partners, and allow them to fulfill dynamic customer and market demands more accurately and efficiently.

QAD Enterprise Applications, including our foundational suite, QAD MFG/PRO system, address the needs of multinational manufacturers, enabling them to operate globally while preserving their ability to meet local requirements. QAD Enterprise Applications provide traditional ERP functionality as well as communication capabilities for supply chain management and customer management functions.

QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers. With over 25 years of focus on the manufacturing industry, QAD is well-qualified to meet the business and technology requirements of global manufacturing companies worldwide.

QAD Enterprise Applications are focused on addressing the needs of manufacturers in six industry segments: automotive, consumer products, electronics, food and beverage, industrial products and life sciences. We develop our products and services with input from leading multinational manufacturers within the vertical industries we serve. This vertical industry focus is a key differentiator for QAD. It has enabled us to develop straightforward offerings that provide maximum flexibility for multinational manufacturers. The simplicity and rich functionality of QAD solutions and related services enable customers to implement QAD Enterprise Applications rapidly, realize a high return on investment and achieve a lower total cost of ownership when compared with the product offerings of competitors targeting these same industries. QAD’s industry focus and comprehensive offerings have contributed to its reputation for being easy to do business with. This reputation is reflected in positive, long-term relationships with customers.

QAD Global Services and application support are important components of QAD solutions. We are one of a few organizations with the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and support business processes for local financial and operational practices. Our geographic management structure enables us to adapt our global practices to meet local requirements and deliver our services effectively within each region. We work closely with our customers to support their global operations through our network of regional support centers, alliances and online support that is accessible 24 hours a day, seven days a week, virtually anywhere in the world. Our services offerings also include post-implementation services, such as Application Management Services (AMS), that enable continuous operational and business improvement by our customers.

CUSTOMERS

As of January 31, 2007, QAD software was licensed at approximately 5,800 sites in more than 90 countries. No single customer accounted for more than 10 percent of total revenue during any of our last three fiscal years. The following are among the companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and services billings over the last three fiscal years:

Automotive

ArvinMeritor, Caterpillar, DURA Automotive Systems, Eaton, Ford Motor Company, Freudenberg & Co., GKN, Johnson Controls, Kayaba Industry (KYB), Lear, Remy International, Safety Components, Textron, Tower Automotive, TRW Automotive, Webasto

Consumer Products

AKZO Nobel, Albany International, Amcor, Avery Dennison, Avon Products, Black & Decker, Culligan, Cussons (UK), David Yurman, de la Rue, International Paper, Kolmar Laboratories, Proctor & Gamble, Sherwin-Williams, Yakima Products

Electronics

Actaris, FCI, FEI Company, Harris Corporation, Hewlett Packard, Hitachi, Invensys, John Crane, Laird Group, Lincoln Electric Holdings, Metrologic, Moog, Philips Electronics, Sandisk Corporation, Seiko, Superior Essex

Food and Beverage

Associated British Foods, Bakkersland, Burger Sohne AG, Friesland Coberco Dairy, Imperial Tobacco Group, John B. Sanfilippo & Son, Kraft Foods International, Lion Nathan, National Foods, PepsiCo, Sara Lee, SPC Ardmona, Unilever

Industrial Products

A.O. Smith, Alcoa, Atlas Copco, Crane Company, Distinctive Appliances, Enodis, Firmenich, Ingersoll-Rand, Metso, PPG Industries, Rockwell Automation, Saft, Saint-Gobain, Schlumberger

Life Sciences

Arrow International, Arthrex, Biovail Corporation, The Boots Company, Cephalon, CYTYC Corporation, Genzyme, GlaxoSmithKline, Johnson & Johnson, Laerdal Medical, Medela, Medex, Medtronic, Stryker Corporation, Tecnofarma

INDUSTRY BACKGROUND

Manufacturing businesses continue to be subject to increasing global competition, resulting in pressure to lower production costs, improve product performance and quality, increase responsiveness to customers and shorten product development, manufacturing and delivery cycles. With continued expanding globalization, there is a growing trend among manufacturers toward centralized systems and shared services, moving from a focus on individual plants to highly integrated business models.

Globalization, the outsourcing of manufacturing and the dispersion of manufacturing throughout the world have greatly increased the scope and complexity of multinational manufacturing organizations. At the same time, connectivity has had a profound effect on the way these companies conduct business. Our strategy is to provide customers with a competitive advantage in the global manufacturing marketplace. We believe that manufacturers who focus on collaborating across their supply chains, including their distribution channels, suppliers and customers, will reap significant benefits. We believe these benefits will be realized in what QAD has termed, the Perfect Lean Market, where companies’ requirements for clear communication and visibility into their business information will extend not only across systems, but also across departments, plants, the enterprise and the external supply chain. QAD Enterprise Applications, including our base product, QAD MFG/PRO system, and related enterprise services address these challenges and opportunities and lay the foundation for tomorrow’s market.

COMPETITION

QAD delivers products and services in various product spaces and geographies, and confronts differing competition in each market. The key markets in which we operate are Global Enterprise Resource Planning, Local Enterprise Resource Planning, Global Trade and Transportation Management, Enterprise Asset Management, Collaborative Supply Chain Applications, and Managed and Professional Services. The market definitions and competition are detailed below.

Global Enterprise Resource Planning

QAD offers an Enterprise Applications suite that addresses the needs of global manufacturers. This suite consists of QAD’s Enterprise Resource Planning (ERP) applications and extended enterprise applications, including products to support Customer Relationship Management, Transportation Management, Global Trade Management, Enterprise Asset Management, Business Analytics and Application Integration. Global ERP for manufacturers is the principal market for QAD. In this marketplace QAD competes against several large global competitors as well as a number of smaller, local companies providing a variety of offerings. The global competitors are SAP AG, Oracle Corporation, Infor (who acquired SSA Global Technologies Inc. in calendar 2006) and to a limited extent, Microsoft Dynamics, a division of Microsoft Inc. QAD differentiates itself in this market by focusing on manufacturing capabilities and by further focusing on sub-segments of the markets we serve. On the opposite side of the spectrum, SAP and Oracle have indiscriminate market footprints developing applications suited for many industries rather than specifically for manufacturing.

Local Enterprise Resource Planning

QAD Enterprise Applications are scalable by design so that the same applications can be deployed by global multinational companies as well as by local companies that may operate in a single country and even in a single location. The competition in this market varies by geography. QAD competes against SAP with its Business One offering, which it markets through partners and Microsoft Dynamics. In its regional businesses, QAD experiences competition from many other vendors, including SAP, Epicor, Microsoft Dynamics, Pronto Software, Lawson, IFS and USF. QAD differentiates itself in this space by delivering robust manufacturing-focused capability with a roadmap to the future that we believe will meet the needs of our customers as they grow. QAD also has a broad global channel to sell into and support many local territories.

Global Trade and Transportation Management

QAD continued to expand its product suite in fiscal 2007 to include Transportation Management and Global Trade Management. These applications are marketed both as part of the QAD Enterprise Applications suite and as discrete applications to customers who do not use QAD applications. In this stand-alone market QAD competes with functionality delivered by major ERP vendors, including SAP and Oracle, as well as by dedicated vendors, including Kewill, Red Prairie and Manhattan Associates. There are also a number of small point solution vendors that QAD competes against in the Global Trade Management area only, including Sepesi. QAD differentiates itself in this market through this comprehensive breadth of products.

Enterprise Asset Management

QAD also extended its product suite in fiscal 2007 to include Enterprise Asset Management and is marketed as part of the QAD Enterprise Applications suite. In the market QAD competes with functionality delivered by major ERP vendors including SAP AG, Oracle and Infor, as well as many smaller Plant Maintenance Solutions. QAD’s offering is developed principally for integration into QAD Enterprise Applications and it is this close integration that is a key differentiator in this market.

Collaborative Supply Chain Applications

QAD delivers a supply chain collaboration tool, QAD Supply Visualization, in an on-demand model. The tool boasts integration to many mainstream ERP offerings. In this market, QAD competes with offerings from SAP and TradeBeam. QAD’s close support of contemporary visual manufacturing controls, such as Kanban, is the main differentiator in this market.

Managed and Professional Services

QAD provides customized managed enterprise services to support customers using QAD Enterprise Applications. The QAD Application Management Services offering is configurable to meet customers’ needs, but principally consists of a range of services to support the deployment and ongoing delivery of QAD Enterprise Applications to customers. Given the depth and breadth of our industry and enterprise application expertise, we are uniquely positioned to support our offerings, although periodically QAD may compete for elements of these services against other providers, including Tata Consulting Services, Hewlett Packard and IBM Global Services, as well as smaller ‘boutique’ providers. QAD differentiates itself in this space through its expertise and demonstrable knowledge of QAD Enterprise Applications and the vertical markets of its customers. The QAD Global Services organization as well as QAD’s authorized partners are trained and often certified in services delivery to support these activities.

THE QAD STRATEGY

Our primary objective is to be the leading provider of global enterprise applications and supply chain solutions for manufacturing companies in the market segments that we target. The QAD strategy is aimed at fulfilling our vision for the Perfect Lean Market for manufacturers. We will continue to target multinational, large and mid-size manufacturing and distribution companies within the following industry segments: automotive, consumer products, electronics, food and beverage, industrial products, life sciences and specific sub-segments within these markets. Our strategies for achieving our primary objective include the following:

•	Leverage Our Customer Base. As of January 31, 2007, QAD software was licensed at approximately 5,800 sites in more than 90 countries. With a substantial customer base and a maintenance renewal rate in excess of 90 percent, we expect to continue to drive revenue by selling additional products and services to existing customers. We plan to leverage our excellent reputation and expertise in the markets we serve to build additional business for our offerings.

•	Expand Our Customer Base. In fiscal 2008, QAD will continue to focus on adding new customers outside its existing customer base as part of a long-term strategy to expand the QAD customer base. In addition, we will leverage our existing relationships and references to expand our customer base by targeting the many related divisions that reside within the same corporate structure as our existing customers. We believe these divisions and operations may have either outgrown their legacy ERP solutions or need to extend the capabilities of those legacy ERP solutions with our supply chain capabilities.

•	Leverage Our Market Position and Expertise in Key Vertical Industries. We have established market positions in the vertical industries we serve. We have developed expertise and strength in specific market niches within these vertical industries that we can continue to leverage into leadership positions. This focus on specific market niches allows QAD to precisely target our application development and differentiate from competitors with more broadly targeted applications. An example of QAD’s niche market focus is the automotive parts manufacturing niche within the automotive industry. In automotive parts, QAD has developed leading-edge functionality to address the needs of automotive parts companies at all levels in the supply chain with products including our in line vehicle scheduling solution and QAD Lean Manufacturing capabilities.

•	Leverage Our Market Position and Reputation in Emerging Manufacturing Markets. QAD Enterprise Applications support shared services environments to standardize and centralize business processes, while preserving necessary location-specific functions. The ability to satisfy both global and local requirements simultaneously is supported by our QAD Domain architecture. This distinction makes QAD an attractive solution in emerging manufacturing centers, such as Brazil, China, India, Eastern Europe and Russia, both for local manufacturers as well as for multinational manufacturers who need to manage manufacturing relationships in these markets. In September 2005, an AMR Research report titled, “Inside the Chinese ERP Market” noted QAD as the leading ERP provider in China’s automotive industry.

•	Leverage Our Global Network of Alliances. Strategic alliances with partners expand our sales reach, improve our marketing impact, provide technological advantages and strengthen our strategic position in the industries that we serve. We leverage the expertise of distribution, software, services and technology alliances to meet the diverse needs of our customers around the world. We augment our direct sales organization with a global network of more than 45 distributors and sales agents, as well as service organizations that offer consulting and implementation services to expand our reach.

•	Expand Our Product and Services Offerings. QAD has a strategy to broaden the footprint of its application portfolio. This includes additional investment in our global research and development (R&D) efforts. In fiscal 2007, QAD increased R&D spending by 23 percent over the prior fiscal year. This strategy also involves a focus on acquisitions of software, technology and service companies. In fiscal 2007, QAD announced the acquisition of several companies with solutions covering Sales Force and Marketing Automation, Enterprise Asset Management and Transportation Management. QAD has made additional acquisitions of intellectual property technology and alliances to deliver its Demand Management suite and develop the QAD financial suite.

•	Develop Capabilities to Support an On-Demand Environment. In fiscal 2007, QAD continued to enhance its portfolio of ‘on-demand’ applications, including QAD Supply Visualization and QAD eLearning. QAD is developing an integrated On-Demand strategy under which QAD expects to expand the On-Demand offering to more components of QAD Enterprise Applications. QAD expects to leverage its existing On-Demand portfolio to meet a growing industry trend.

•	Enhance Our Services Offerings. QAD Global Services and application support are important components of QAD solutions. We collaborate with our customers to support their global operations through our network of regional support centers as well as certain alliances and online support that is accessible 24 hours a day, seven days a week, virtually anywhere in the world. In fiscal 2007, QAD Global Services continued expansion of its Application Management Services (AMS) offerings, gaining several global customers. In fiscal 2007, QAD Global Services established enhanced infrastructure in several locations to enable delivery of support and services offerings by leveraging cost-effective, highly skilled resources. These enhanced services offerings demonstrate QAD’s commitment to support its customers long after product implementation, through continuous engagement that improves their return on investment.

QAD SOLUTIONS

Applications

QAD provides enterprise software applications, professional services and support to address the requirements of global manufacturers within the automotive, consumer products, electronics, food and beverage, industrial products and life sciences industries. QAD products and services are designed to strengthen customers’ performance and add value to their businesses.

QAD Enterprise Applications, including our foundational QAD MFG/PRO system, provide global manufacturers with business-critical functionality for operational efficiency and accuracy not only inside the four walls of a manufacturing plant, but also externally—with customers, suppliers and partners.

An integration framework enables seamless interaction between QAD applications and other enterprise software applications, such as financials, human resources, customer relationship management (CRM) and legacy applications. This framework also enables QAD Enterprise Applications to interoperate with external software applications for efficient collaboration outside the enterprise.

Services

In addition to providing core functionality required by global manufacturers in our enterprise software, QAD Global Services offers consulting, support and education for QAD Enterprise Applications. Additionally, we offer a range of long-term business solutions, such as strategic consulting, business solution design and implementation, application management services and technical services to our customers.

Our customer support organization operates attended and automated support systems around the world, including a global call tracking and escalation system. Our solution-oriented support provides customers with online access to customer service solutions 24 hours a day, seven days a week, giving customers the ability to download the latest updates to our software practically anytime, anywhere.

We also offer our customers a range of education and training services that we continue to enhance with both online and classroom training. The online QAD Solutions Guide provides comprehensive detail on QAD Enterprises Applications, our services offerings and extensive information on the vertical markets we serve.

QAD ENTERPRISE APPLICATIONS

QAD Enterprise Applications consist of six integrated solution suites that support nearly all elements of a manufacturer’s business. At the core of QAD Enterprise Applications is the foundational QAD MFG/PRO system. Solutions in the QAD Enterprise Applications suites provide enhanced capabilities in the areas of manufacturing, customer management, supply chain management, financial management and business intelligence within an open technology environment. As an integrated solution, we believe QAD Enterprise Applications eliminate the need to implement individual solutions for specific processes and reduce the cost of upgrades. The QAD Enterprise Applications solution suites are detailed below.

QAD Manufacturing

Functionality within the QAD Manufacturing suite builds a strong operational foundation in the areas of advanced planning, forecasting, product data management and operations management in discrete, repetitive and mixed-mode manufacturing environments.

Manufacturing planning and execution capabilities enable manufacturers to coordinate activities and facilitate the sharing of best practices through centralized access to performance and planning data. QAD planning tools measure a customer’s business performance against strategic goals, allowing the adoption of tactical plans to meet changing market demands. By converting external and internal demands for products into detailed manufacturing, procurement and resource utilization plans, customers can make efficient decisions and deploy resources effectively.

QAD provides additional solutions within the QAD Manufacturing suite that integrate with the QAD MFG/PRO system.

•	QAD Just-In-Time Sequencing. With QAD JIT/S, companies that produce, package and/or ship configured parts and assemblies can schedule and manage operations in sequence, ensuring the right items are delivered to the customers’ production lines at the right time, in the right sequence.

•	QAD Lean Manufacturing. Customers can support both lean manufacturing and flow scheduling practices for production, replenishment and inventory with the QAD Lean Manufacturing solution.

•	QAD Enterprise Asset Management. This solution helps companies ensure that the plant and its equipment are ready and able to consistently meet production requirements by managing capital projects, plant maintenance, inventory and indirect purchasing.

•	QAD Production Scheduler. Companies can increase scheduling efficiency by leveraging demand, supply and Material Requirements Planning (MRP) data from several report, inquiry and maintenance screens into a single interactive screen.

•	QAD Planner. Finite capacity planning and scheduling tools enable customers to better manage production through capacity-constrained resources.

QAD Financials

As an integral component of QAD Enterprise Applications, functionality within the QAD Financials suite provides seamless integration with sales, distribution, planning and manufacturing.

QAD Enterprise Applications are available in as many as 27 languages and have the power to manage multiple currencies. With multi-currency support throughout the application, accounting transactions can be recorded in one currency and reported either in the transaction currency or translated at the prevailing exchange rate to the operation’s functional (base) currency. Different functions in the same database can operate in different functional currencies and different users of the same database may use any of the supported languages as their chosen interface language.

QAD Enterprise Applications further provide security and control functionality that support strict security procedures. This helps manufacturers to comply with their internal corporate policies as well as those mandated by government bodies, and supports best practices both locally and globally.

•	QAD Enhanced Controls. With QAD Enhanced Controls, companies can extend the integrated security features of QAD Enterprise Applications to enable enforcement of the authenticity, integrity, auditing and confidentiality of electronic records.

•	QAD Fixed Assets. With QAD Fixed Assets solution, manufacturers can improve management of their fixed assets throughout the entire lifecycle, from asset acquisition to disposal.

QAD Supply Chain

QAD Supply Chain solutions provide functionality for linking and managing trading partner relationships for the purchase of stock items supplies and services to coincide with plans and operations.

With QAD Supply Chain solutions, companies can manage the procurement process, from requisitions to purchase orders, receiving to invoices, and track supplier performance. Integrated quality management functions send test results from the inspection of incoming items to the system for increased responsiveness to customers and suppliers. Capabilities within this suite support high-volume repetitive deliveries with supplier schedules that specify dates (and even hours of delivery for the near term) and update long-term plans. This approach allows the supplier to order materials and plan production and deliveries based on reliable data. QAD Supply Chain solutions can increase return on investment by enabling manufacturers to increase quality, speed production and reduce costs in the supply chain.

•	Global Requisitions. QAD Global Requisition System (GRS) facilitates the creation, maintenance and routing of discrete multiple-line purchase requisitions through the approval process.

•	QAD EDI Ecommerce. The QAD Total eCommerce Solution streamlines EDI communications between trading partners, QAD Enterprise Applications and other external applications.

•	QAD Advanced Inventory Management (AIM). QAD AIM is a flexible configurable warehouse management system that supports simple to complex warehousing operations in virtually any configuration and integrates with the QAD MFG/PRO system.

•	QAD Logistics Accounting. With QAD Logistics Accounting, customers can gain greater visibility and control of transportation as well as the ability to automate the administrative processing of those costs.

•	QAD Consignment Inventory. Using QAD Consignment Inventory, companies can manage and track consigned inventory received from suppliers or sent to customers and create triggers for payment processing.

QAD Customer Management

QAD Customer Management solutions provide easy-to-use functionality for order entry, shipping, invoicing, forecasting and sales analysis, enabling manufacturers to quickly deliver quality customer service and accurately fulfill customer needs through flexible information access. With QAD Customer Management, customers can analyze sales shipment history, calculate forecasts and update demand for MRP in a closed-loop system—from forecasting and customer sales, to shipping and supplier purchase orders.

Forecasting capabilities within QAD Customer Management utilize statistical methods and extrapolation techniques to evaluate underlying patterns in sales history data to predict future demand. The results can then be used to develop the master production schedule and drive MRP.

We believe the flexible order entry methods within QAD Customer Management enhance the customer experience, encourage repeat business, yield accurate quotes based on up-to-date knowledge of inventory and production, and provide for efficient order processing. QAD Enterprise Applications provide customers the capability to accept orders electronically over the Internet. With QAD Customer Management, companies can directly meet customers’ unique needs by designing a product that is built expressly to the specifications of the order.

The broad shipping functionality provided by QAD Customer Management enables customers to produce and record sales order shipping documents that comply with diverse regional requirements and common business practices on a global scale. Following ordering and shipping functions, QAD Enterprise Material Transfer (EMT) can help translate sales orders to purchase orders and transmit them through the supply chain, enabling improved order accuracy and reduced inventory levels.

•	QAD Customer Self Service (CSS). QAD CSS permits customers to offer a Web-based order entry and visibility solution to their customers and distributors in an easy-to-use, self service model via the Internet.

•	QAD Marketing Automation. QAD Marketing Automation improves the efficiency of lead generating activities by enabling customers to select appropriate target markets and effectively manage campaign execution.

•	QAD Sales Force Automation. With QAD Sales Force Automation, companies can close deals more quickly with easy-to-use tools and fast access to key information.

•	QAD Demand Management. QAD Demand Management encompasses many areas of demand management from creation of forecasts and tracking of errors, to collaboration with supply chain members and flexible reporting of demand activities.

•	QAD Distributed Order Management. With QAD Distributed Order Management, customer service representatives have global visibility to customer information through centralized, disparate sales centers. In addition, companies can broker and source an order across multiple business units, including outside partners, and generate the correct accounting entries, including inter-company commerce exchanges.

•	QAD Configurator. The QAD Configurator enables order planners to easily configure complex products during order entry, without the need for technical knowledge of the product or the system.

•	QAD Service and Support Management. QAD Service and Support Management provides a comprehensive suite of tools for service and support operations for customer service centers, field service organizations, repair depots and businesses that service the product offerings.

•	QAD Mobile Field Service. Companies can extend QAD Service and Support to the field by offering flexible tools for field service technicians to get the information they need, when they need it, almost anywhere they happen to be.

•	QAD Transportation Management System. Manufacturers can streamline transportation processes, reduce costs and ensure global compliance using this integrated suite of global transportation management applications—QAD Freight Management, QAD Global Trade Management and QAD Trade Compliance.

QAD Analytics

A wealth of information may be stored in QAD Enterprise Applications. Using QAD Analytics, this information can be tapped to perform complex analysis, enabling better decision-making and improved performance management. QAD offers two extended solutions within the QAD Analytics suite to help customers take advantage of enterprise information assets.

•	QAD Business Intelligence. Insight into key performance drivers helps manufacturers identify and address divergence between current conditions and strategic plans. With QAD Business Intelligence, customers can unify data across the organization and improve visibility. Customers can enhance decision making, delivery reporting and analysis capabilities to all levels of the enterprise through the use of a common data definition, combined with pre-defined reporting models for measuring and monitoring business performance.

•	QAD Decision Support. QAD Decision Support uses advanced graphing capabilities, information-access tools and real-time data updates, QAD Decision Support enables accurate decision making.

QAD Open Technology

QAD provides solutions within the Open Technology suite that enhance the sharing of data across the enterprise, across other enterprise software applications and between trading partners, and enable integration to the foundational QAD MFG/PRO system.

•	QAD QXtend. With QAD QXtend, companies can simplify the transfer of data between QAD Enterprise Applications and other applications, which enables improved collaboration and control of IT costs.

•	QAD Data Synchronization. QAD Data Synchronization enables customers to automatically replicate critical data across sites, domains and databases within an enterprise. Additionally, users can synchronize critical master file data across multiple databases, making it easier for the entire enterprise to maintain consistent and coherent information on suppliers, items, customers and bills of material.

QAD GLOBAL SERVICES

QAD Global Services provides the people, the experience, the commitment and the tools to help QAD customers maximize their investment in QAD Enterprise Applications by delivering a superior, unified services solution across the enterprise.

QAD Global Services works in collaboration with customers to support and improve their global operations. Through our network of regional support centers and approximately 400 consultants worldwide, we are able to develop and deploy teams quickly to meet customer needs anywhere in the world.

•	By leveraging the expertise of QAD Global Services, companies improve the return on their investment and can focus resources on their core business. QAD enterprise solutions enable customers to improve financial performance and meet dynamic customer demands, while gaining significant process improvements.

•	When customers choose from the QAD Global Services portfolio of consulting, learning and support solutions, they enter into a partnership with QAD that enables them to achieve improved operations, faster time-to-benefit and better controls.

•	The QAD Global Services team focuses on delivering proven manufacturing solutions to manufacturing companies in our six key vertical markets.

A committed partnership combined with focused consulting, support and learning services helps ensure that customers’ ERP systems operate at optimal levels of performance.

QAD Consulting offers a wide array of services, including implementation services, upgrade services, assessment services and application management services. Our QAD-trained professionals offer deep industry experience and a set of proven best practices that provide significant business process improvements for our customers. With thousands of successful engagements, QAD Consulting has the experience and tools to deliver a faster time to benefit when compared to other consulting software companies or systems integrators. Customers who work with QAD Consulting experience successful deployment of systems, rapid return on investment (ROI) and increased long-term benefits to their business through the use of QAD Enterprise Applications.

QAD Learning provides a flexible and cost-effective set of learning offerings that develop and empower users to gain proficiency with QAD Enterprise Applications. Customers can choose from various self-paced online courses, instructor-led classroom courses, Web events, customized training solutions and in-depth training materials.

QAD Support is a Help Desk Institute-certified organization with support centers located around the world, providing the local presence and global reach that our customers expect. Quick problem response is accessible 24 hours a day, seven days a week through our global network of regional support centers. QAD provides both Standard and Premium Support, allowing customers to choose the best match for their specific support needs. QAD Support offers remote access diagnostic tools, an extensive knowledgebase, a software and documentation download center and the QAD Learning Portal, all with the goal of providing quick issue response and uninterrupted service for QAD customers’ operations.

VALUE OF QAD ENTERPRISE APPLICATIONS

We believe that QAD is well positioned to continue to meet or exceed the requirements of global manufacturing customers in the industries we serve. By providing solutions that improve performance and supply chain communication for the goal of achieving the Perfect Lean Market, QAD Enterprise Applications deliver:

Focused Expertise and Functionality for Specific Industries.  Our industry expertise and strategy of developing industry-specific solutions has established us as a respected enterprise applications provider in the automotive, consumer products, electronics, food and beverage, industrial products and life sciences industries. We stay at the forefront in our understanding of these industries by partnering with our customers and industry advisory groups to define enhancements and new industry-specific functionality for the next generation of QAD Enterprise Applications.

Rapid Implementation and Superior Performance Improvements.  The industry-specific features and functionality of QAD Enterprise Applications give our customers feature-rich solutions with less complexity and , generally, a lower customization cost than the product offerings of our competitors. We believe the flexible QAD architecture allows QAD Enterprise Applications to be deployed faster and more cost effectively than competitive applications. This opinion is supported by the October 2006 Aberdeen Group benchmark study titled, “The Total Cost of ERP Ownership,” that showed QAD customers demonstrated the highest operational improvements and lowest cost to attain those improvements among the group of competitors in the study.

Agility to Respond to Market Pressure.  We develop enterprise software applications that provide superior flexibility for multinational manufacturers and enhance our customers’ ability to adjust business models to meet changing market pressures. QAD expects to continue to address this business requirement in its portfolio of solutions.

Global Capabilities.  Our reputation for best-in-class manufacturing applications is supported by a proven track record of successful multinational deployments. QAD Enterprise Applications are available in as many as 27 languages and incorporate functionality that addresses both global needs and local practices in our major markets. Additionally, our Global Services organization makes us one of a few select organizations with the capability to implement our solutions across the globe and support those solutions over the long-term in multiple languages and countries.

Supply Chain Efficiencies.  QAD’s Extended Enterprise solutions help global manufacturers manage resources beyond the enterprise, enabling them to speed communications, streamline business processes and achieve more efficient interactions between partners, suppliers and customers.

Open Integration Architecture.  Our open systems architecture incorporates Open Applications Group Integration Specification standards and advanced Web-based technologies in order to deliver open, flexible and scalable end-to-end enterprise and extended enterprise solutions.

QAD PRODUCT ALLIANCES

We have a number of ongoing business alliances that extend the functionality of our software through integrated best-in-class applications. We have also entered into select agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software. We continue to form alliance arrangements to deliver more complete solutions for the vertical markets we target. Additionally, we support a number of different hardware platforms. Our alliances include Progress Software Corporation, Microsoft, Adexa, Cognos, Sterling Commerce and Vertex. These and other business affiliations are closely aligned to our organization.

TECHNOLOGY

QAD Enterprise Applications have been developed using a variety of commonly available and widely supported development environments. The most significant toolsets used include components developed by Progress Software Corporation (Progress), Microsoft (.Net Framework) and Sun Microsystems (Java). QAD Enterprise Applications operate on a variety of common database platforms, including those provided by Progress and Oracle Corporation. QAD Enterprise Applications support most commercial operating systems, including most LINUX-derived operating systems, Windows Server System 2003 and proprietary versions of UNIX supported by major hardware vendors. Where practical, QAD endeavors to ensure that QAD Enterprise Applications allow collaboration and integration using open industry standards.

At the foundation of QAD Enterprise Applications is QAD’s Domain architecture. The architecture allows global customers greater flexibility in how they deploy their system. QAD’s Domain architecture allows customers to select centralized, decentralized or hybrid computing architectures with parts of their enterprise running off central resources and some locally. Using QAD’s Domain architecture, QAD customers have the ability to configure their systems to support dynamic business models, as well as change their systems to reflect modifications in their business structure with minimal configuration. QAD’s Domain architecture has been designed to enable QAD customers to deploy their systems across a global enterprise more rapidly than older system architectures and allow them to reconfigure their systems easily if changes occur, such as divestment or acquisitions.

In fiscal 2007, the emergence of a new software architecture called Service Oriented Architecture (SOA) continued to gain acceptance. In an SOA environment, stand-alone business processes are delivered by non-QAD applications that may be hosted within the customer’s computing environment or over the Internet as a ‘Web Service.’ To support this trend, QAD has enhanced the integration layer of QAD Enterprise Applications to support message-based integration. This capability allows QAD customers to connect to other applications or services either on their own systems or over the Internet.

The unique alliance between QAD and Progress Software Corporation allows customers to take advantage of an advanced technology platform at a significantly lower cost of ownership. Progress’ OpenEdge Application Server technology and powerful Advanced Business Language provide the underpinning for flexible and productive software application development. We expect to leverage Progress’ Sonic Enterprise Service Bus (ESB) to provide the message architecture that empowers and extends QAD’s Service Oriented Business application into a distributed model.

RESEARCH AND DEVELOPMENT

Our principal research and development staff is focused on developing new functionality for the industries we serve. They provide continuous updates and improvements to QAD Enterprise Applications to better serve the needs of our customers.

We have deployed a strategy of acquiring certain new products to extend and enhance QAD Enterprise Applications. These acquisitions involve third-party products or software developed by customers. As part of this strategy, we also participate in collaborative development with several of our customers to create new products or enhance existing QAD Enterprise Applications. We believe that our ability to enhance and globalize these products and distribute, service and support them internationally offers us a competitive advantage.

We are committed to the continuing development of our products. As of January 31, 2007, approximately 380 R&D personnel were involved in the development of QAD Enterprise Applications. These personnel are located in QAD R&D centers, primarily in the United States, China, India, Ireland, Belgium and Australia. Through the acquisition of Precision Software, QAD has gained additional R&D capabilities in Ireland.

Our R&D expenses totaled $40.0 million, $32.6 million and $33.2 million in fiscal 2007, 2006 and 2005, respectively.

SALES AND MARKETING

QAD sells and supports its products and services through direct and indirect sales channels and service organizations located throughout the world.

Our direct sales organization is composed of approximately 90 commissioned sales people. We continually align our sales organization and business strategies with market conditions in order to ensure that we sustain our effectiveness in the sales process. Within each territory, a focus on the industries we serve is maintained through marketing, local product development and sales training.

Our indirect sales channel consists of over 45 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. In addition, we leverage our relationships with implementation service providers, hardware vendors and other third parties to identify sales opportunities on a global basis.

Our marketing strategy includes developing demand for our products by consistently communicating with QAD vertical prospects and key audiences to increase awareness and drive leads. QAD undertakes a variety of marketing activities, such as analyst relations, press relations, investor relations, sales and marketing events, advertising, the development of sales tools and the continued improvement of our Web site. The global marketing organization plans and coordinates focused campaigns as set forth in our strategic plan. The team utilizes marketing automation tools to support our field sales organization and our direct and indirect marketing efforts.

EMPLOYEES

As of January 31, 2007, we had approximately 1,500 full-time employees, of which approximately 580 were in support and services, 380 were in research and development, 300 were in sales and marketing and 240 were in administration. Generally, our employees are not represented by collective bargaining agreements.

However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under the local laws. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2007.

NAME	AGE	POSITION(S)

Pamela M. Lopker	52	Chairman of the Board and President
Karl F. Lopker	55	Chief Executive Officer
Daniel Lender	40	Executive Vice President and Chief Financial Officer
Roland B. Desilets	45	Executive Vice President, General Counsel and Secretary

Pamela M. Lopker founded QAD in 1979 and has been Chairman of the Board and President since QAD’s incorporation in 1981. Previously, Ms. Lopker served as Senior Systems Analyst for Comtek Research from 1977 to 1979. She is certified in production and inventory management by the American Production and Inventory Control Society. Ms. Lopker earned a bachelor of arts degree in mathematics from the University of California, Santa Barbara. She is married to Karl F. Lopker, Chief Executive Officer of QAD.

Karl F. Lopker has served as Chief Executive Officer and a Director of QAD since joining QAD in 1981. Previously, he was President of Deckers Outdoor Corporation, a company that he founded in 1973. Mr. Lopker is certified in production and inventory management by the American Production and Inventory Control Society. He received a bachelor of science degree in electrical engineering from the University of California, Santa Barbara. Mr. Lopker is married to Pamela M. Lopker, Chairman of the Board and President of QAD.

Daniel Lender has served as Executive Vice President and Chief Financial Officer since July 2003. Previously, he had served as QAD’s Vice President of Global Sales Operations and Vice President of Latin America. Mr. Lender joined QAD in 1998 as Treasurer following a nine-year tenure with the former Republic National Bank of New York, last serving as Vice President and Treasurer of the Bank’s Delaware subsidiary. He earned a master of business administration degree from the Wharton School of the University of Pennsylvania and a bachelor of science degree in applied economics and business management from Cornell University.

Roland B. Desilets has served as Executive Vice President, General Counsel and Secretary since April 2001, when he rejoined QAD after spending one year as Vice President and General Counsel of Atlas Commerce, Inc. Mr. Desilets initially joined QAD in 1993, serving as Regional General Counsel until 1998 when he was named Corporate General Counsel. Previously, he was Intellectual Property Counsel for Unisys Corporation. Mr. Desilets holds a juris doctor degree from Widener University School of Law, a master of science degree in computer science from Villanova University and a bachelor of science degree in physics from Ursinus College.

SEGMENT REPORTING

Segment financial information for fiscal 2007, 2006 and 2005 is presented in note 10 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.qad.com, as soon as reasonably practicable after such reports have been electronically filed or otherwise furnished to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS, THE MARKET PRICE OF OUR STOCK, HISTORICAL FLUCTUATIONS IN QUARTERLY RESULTS AND POTENTIAL FUTURE SIGNIFICANT FLUCTUATIONS

RISK OF FLUCTUATIONS IN REVENUE AND EXPENSE

Because of the significant fluctuations in our revenue, period-to-period comparisons of our revenue or profit may not be meaningful.  As a result, these comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods or that we will be profitable on a quarterly or annual basis.

A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales.  We expect to continue to experience large individual license sales, which may cause significant variations in license fees. We also believe that the purchase of our products is discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any significant customer’s business could have a significant adverse impact on our revenue and profit.

The services business may fluctuate.  Services revenue remains a substantial part of our business. Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license sales. In addition, continuous engagement services, such as Application Management Services (“AMS”), may involve fixed price arrangements and significant staffing which inherently involve certain risks. To the extent that we are not successful in securing orders from customers to provide services, our results may be negatively affected.

A significant portion of our revenue is derived from maintenance renewals.  Our maintenance renewal rate may not be predictable and is dependent upon a number of factors such as our ability to continue to develop and maintain our products, our ability to continue to recruit and retain qualified personnel to assist our customers, and our ability to promote the value of maintenance for our products to our customers. It is also dependent upon factors beyond our control such as technology changes and their adoption by our customers, budgeting decisions by our customers, and attempts by our competitors to replace our products with their own. If our maintenance renewal rate were to fall, our revenue would be adversely affected.

Fixed expense level is based on expected revenues.  Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue. If revenue levels fall below expectations, expenses could be disproportionately high as a percentage of total revenue, which would adversely affect our operating results.

We may have exposure to additional tax liabilities.  As a multinational organization, we are subject to income taxes as well as non-income based taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may differ from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the United States and in various foreign jurisdictions.

Our effective tax rate may increase, which could increase our income tax expense and reduce our net income.  Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in various jurisdictions;

•	Changing tax laws, regulations and interpretations thereof;

•	Unanticipated changes in tax rates;

•	Changes in accounting and tax treatment of stock-based compensation;

•	Tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Changes to the valuation allowance on net deferred tax assets; and,

•	Assessments and any related tax interest or penalties.

We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate. Periodically, we may receive notices that a tax authority to which we are subject has determined that we owe a greater amount of tax than we have reported to such authority, in which case, we may engage in discussions or possible disputes with these tax authorities. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

RISKS ASSOCIATED WITH SALES CYCLE

Our products involve a long sales cycle and the timing of sales is difficult to predict.  Because the licensing of our primary products generally involves a significant commitment of capital or a long term commitment by our customers, the sales cycle associated with a customer’s purchase of our products is generally lengthy and usually takes several months. This cycle varies from customer to customer and is subject to a number of significant risks over which we have little or no control. The evaluation process that our customers follow generally involves many of their personnel and requires complex demonstrations and presentations to satisfy their needs. Significant effort is required from QAD to support this approach, whether we are ultimately successful or not. If sales forecasted for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have an adverse effect on our quarterly and/or annual operating results.

In some cases we provide a portion of the customer solution that involves third parties during the sales cycle.  While we believe we have established a robust global support and services organization over the past several years, we continue to rely on third-parties for a portion of our implementation and systems support services. In some situations, such as when these third-parties are the primary contractor or otherwise an essential party to a larger arrangement, this reliance on third parties for such services may cause sales cycles to be lengthened and may result in the loss of sales.

We have historically recognized a substantial portion of our revenue from sales booked and shipped in the last month of a quarter.  As a result, the magnitude of quarterly fluctuations in license fees may not become evident until the end of a particular quarter. Our revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter.

We must hire and retain highly skilled sales and marketing personnel to be successful in the sales cycle.  We cannot ensure that we will be successful in hiring appropriate sales and marketing personnel in accordance with our plans. Neither can there be assurance that our recent and planned strategies in sales and marketing will ultimately prove to be successful. In addition, our sales and marketing organization may not be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors.

DEPENDENCE ON THIRD-PARTY PRODUCTS

We are dependent on third-party products, particularly Progress software.  The majority of QAD Enterprise Applications, including our foundational suite, QAD MFG/PRO system, are written in a programming language that is proprietary to Progress Software Corporation (Progress). These QAD Enterprise Applications do not run within programming environments other than Progress and therefore our customers must acquire rights to Progress software in order to use these QAD Enterprise Applications. We entered into a license agreement with Progress that provides us and each of our subsidiaries, among other rights, with the perpetual, worldwide, royalty-free right to use Progress software products. Effective February 1, 2007, we entered into a new agreement with Progress under which Progress licenses us to distribute and use Progress software related to our products. This agreement remains in effect unless terminated by either a written three year advance notice, or due to a material breach that is not remedied.

Our success is dependent upon our continuing relationship with Progress. It is also dependant upon Progress continuing to develop, support and enhance its programming language, its toolset and its database, as well as the continued market acceptance of Progress as a standard database program. We have in the past, and may in the future, experience product release delays because of delays in the release of Progress products or product enhancements. Any of these delays could have an adverse effect on our business.

Certain QAD Enterprise Applications are developed using embedded programming tools from Microsoft and from Sun Microsystems for the Microsoft .NET framework and Java Programming environment, respectively. We rely on these environments’ continued compatibility with customers’ desktop and server operating systems. In the event that this does not occur, some of our customers may not be able to easily upgrade their QAD software. We also have an exposure with current method of licensing of the .NET framework in that it is currently provided as part of Microsoft’s Desktop Operating systems. If this policy changed and a price were applied to the .NET framework, our sales may be adversely affected. For both of these elements, we rely on market acceptance and maintenance of these environments and we may be adversely affected if these were withdrawn or superseded in the market.

We also maintain development and product alliances with other third-parties. These alliances include software developed to be sold in conjunction with QAD Enterprise Applications, technology developed to be included in or encapsulated within QAD Enterprise Applications, joint development efforts with partners or customers, products and numerous third-party software programs that generally are not sold with QAD Enterprise Applications but interoperate directly with QAD Enterprise Applications. Our strategy may include additional investment in research and development efforts, as well as a greater focus on potential acquisitions to aid in expanding the breadth of the product line, such as our acquisitions last year of Precision Software Limited for transportation management and FBO Systems, Inc. for enterprise asset management capabilities.

Our partner agreements, including development, product acquisition and reseller agreements, contain appropriate confidentiality, indemnity and non-disclosure provisions for the third party and end-user. Failure to establish or maintain successful relationships with these third-parties or failure of these parties to develop and support their software, provide appropriate services and fulfill all other agreement obligations could have an adverse effect on us. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property.

RAPID TECHNOLOGICAL CHANGE

The market for QAD Enterprise Applications is characterized by rapid technological change.  Customer requirements for products can change rapidly as a result of innovation or change within the computer hardware and software industries, the introduction of new products and technologies and the emergence, adoption of, or changes to, industry standards including those related to consolidation in the industry. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, keep pace with industry and compliance standards and achieve market acceptance. Our failure to successfully develop or acquire, and market product enhancements or new products could have an adverse effect on us.

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

PROPRIETARY RIGHTS AND LICENSING

Our success is dependent upon our proprietary technology and other intellectual property.  We rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. Although we currently have no patents, we have two pending patent applications. We enter into license agreements with each of our customers and these license agreements provide for the non-exclusive license of QAD Enterprise Applications. These licenses generally are perpetual, although our evolving Software as a Service (SaaS) licensing strategy will likely cause certain licenses to be periodic in nature. Our licenses contain confidentiality and non-disclosure provisions, a limited warranty covering our applications and indemnification for the customer from infringement actions related to our applications.

Our pricing and licensing models may affect our ability to compete.  Our pricing policy is based on a standard price list and may vary based on different parameters, including the number of end-users, number of sites, number of modules, number of languages, length of time, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD.

We expect to continue to introduce products using an SaaS licensing model. There are no assurances that such licensing models will be accepted in the market place or will yield revenue comparable to that of past licensing models.

We license our source code to our customers, which makes it possible for third-parties to copy or modify our software for impermissible purposes.  We generally license our software to end-users in both object code (machine-readable) and source code (human-readable) formats. While this practice facilitates customization, making software available in source code also makes it possible for third-parties to copy or modify our software for impermissible purposes. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties.

We believe that the measures we take to protect our intellectual property afford only limited protection. Despite our efforts, it may be possible for third-parties to copy portions of our products, reverse engineer them or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

We may be exposed to product liability claims.  While our license agreements with our customers typically contain provisions designed to limit our exposure to potential material product liability claims, including appropriate warranty, indemnification, waiver and limitation of liability provisions, it is possible that such provisions may not be effective under the laws of some jurisdictions.

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

ENTERPRISE APPLICATION SOLUTIONS

The market for enterprise applications is uncertain and we are substantially dependent on our core product suite, QAD MFG/PRO system.  A significant element of our strategy is the acceptance of our QAD Enterprise Applications. However, we derive a significant portion of our revenue from software license and maintenance revenue attributable to our foundational suite, QAD MFG/PRO system, and other complimentary products that are generally licensed only in conjunction with QAD MFG/PRO system The failure of QAD MFG/PRO system and related products to continue to have market acceptance for license sales and maintenance renewals would adversely affect our business. In addition, we have invested, and expect to continue to invest, substantial resources developing and enhancing the various product suites that make up QAD Enterprise Applications. If QAD Enterprise Applications fails to gain acceptance in the marketplace, it may not yield the return on investment we expect and would adversely affect us.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.  The enterprise application market is faced with rapid technological change, evolving standards in computer hardware, software development and communications infrastructure, and changing customer needs. Building new products requires significant development investment. A substantial portion of our research and development resources is devoted to product upgrades that address new technology, regulatory and maintenance requirements thereby putting constraints on our resources available for new product development. In addition, part of our strategy is to acquire certain products to extend and enhance our product offering. The success of QAD Enterprise Applications will depend on our ability to successfully develop, enhance and globalize these offerings and distribute, service and support them internationally. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

QAD Enterprise Applications are often deployed in complex systems and may contain defects or security flaws.  Because our products are often deployed in complex systems, they can only be fully tested for reliability when deployed in such systems and often require long periods of time for such testing. Our customers may discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. Product defects and security flaws could expose us to product liability and warranty claims and harm our reputation, which could impact our future sales of products and services.

Our efforts to expand our offering beyond the traditional manufacturing ERP market may not succeed.  We have traditionally focused our business on providing enterprise applications and services for manufacturing companies’ internal system services for the vertical manufacturing markets we target; however, we may in the future seek to expand into other markets. For instance, we recently launched the Precision Software division, a provider of solutions for transportation management that we acquired in late fiscal 2007. The Precision solution targets customers outside our traditional vertical manufacturing markets. Efforts to expand beyond these markets may not result in significant revenue growth for us. In addition, efforts to expand beyond our traditional markets and, in the case of SaaS offerings, outside our traditional delivery and licensing models may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

MARKET CONCENTRATION

We are dependent upon achieving success in certain concentrated markets.  We have made a strategic decision to concentrate our product development, as well as our sales and marketing efforts, in certain primary vertical industry segments: automotive, consumer products, electronics, food and beverage, industrial products and life sciences. An important element of our strategy is the achievement of technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experience a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. A discussion of concentration of our credit risk is contained in note 1 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF THIRD PARTY RELATIONSHIPS TO PROVIDE SALES, SERVICES AND MARKETING FUNCTIONS

We are dependent upon the development and maintenance of sales and marketing channels.  We sell and support our products through direct and indirect sales, services and support organizations throughout the world. Our indirect sales channel consists of over 45 distributors and sales agents worldwide that we refer to as sales channels. We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. Sales derived through indirect channels are more difficult to predict and may have lower profit margins than direct sales.

We have separate agreements with our alliances, channels and service providers. These agreements make available to our distributors and service providers the non-exclusive right to promote and market QAD Enterprise Applications and to provide training, installation, implementation and other services for QAD Enterprise Applications within a defined territory for a specified period of time. These providers are generally permitted to set their own rates for their services and our distributors receive a discount for the distribution of our software products.

We have certain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and to the implementation of our products. QAD Global Services is designed to compliment these arrangements so that we can subcontract our services to third-party providers, or be a sub-contractor to these providers, on a global basis to meet our customers’ requirements. We believe this method allows for additional flexibility in ensuring our customers’ needs for services are met in a cost effective, timely and high quality manner. Our providers generally do not receive fees for the sale of our software products unless they participate actively in a sale as a sales agent or a distributor. We typically do not receive a fee from these providers on services. We are aware that these third-party providers do not provide system integration services exclusively for our products and in many instances these firms have similar, and often more established, relationships with our principal competitors.

Our intellectual property rights may be significantly affected by third-party relationships and actions.  We have in the past, and may in the future, resell certain software which we license from third-parties. In addition, we have in the past, and may in the future, jointly develop software in which we have co-ownership or cross-licensing rights or grant rights for the resulting software to interoperate with our products. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that provide us with the third-party software we require, provide adequate functionality in our products on terms that adequately protect our proprietary rights, or are commercially favorable to us. Our third-party development agreements contain restrictions on the use of our technology outside of the development process.

Failure to establish or maintain successful relationships with third-parties as appropriate or failure of these third-parties to fulfill their responsibilities could have an adverse effect on us.  In addition, if these third-parties exclusively adopt a product or technology other than QAD software products or technology, or if these third-parties reduce their support of QAD software products and technology or increase such support for competitive products or technology, we could be adversely affected.

ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESS AND INTELLECTUAL PROPERTY

We may make acquisitions or investments in new businesses, products or technologies that involve additional risks.  As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including the risks in assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired companies’ products. These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share. Furthermore, we may incur significant debt to pay for future acquisitions or investments.

We might require additional capital to support business growth, and this capital might not be available.  We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new offerings or enhance our existing offerings, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

Our operations are international in scope, exposing us to additional risk, including currency-related risk.  For the last three fiscal years, we derived approximately 60 percent of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. As of January 31, 2007, approximately 75 percent of the more than 5,800 licensed sites are outside the United States, spread over 90 countries. Our foreign exchange risk is discussed in Item 7A of this Annual Report on Form 10-K.

Our operating results could also be negatively impacted by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

•	Longer accounts receivable collection cycles;

•	Costs and difficulties of managing international operations and alliances;

•	Greater difficulty enforcing intellectual property rights;

•	Import or export requirements;

•	Changes in political or economic conditions; and

•	Changes in regulatory requirements or tax law.

Economic, political and market conditions can adversely affect our revenue growth and profitability.  Our business is influenced by a range of factors that are beyond our control and for which we have no comparative advantage in forecasting. These include: (i) the overall demand for enterprise computer software and services; (ii) conditions in the high technology and manufacturing industry sectors; (iii) general economic and business conditions; and (iv) general political developments, such as the war on terrorism. A general weakening of the global economy could delay and/or decrease customer purchases. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations.

RISKS DUE TO BUSINESS INTERRUPTIONS

If a business interruption occurs, our business could be seriously harmed.  A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. Although the facilities in which we host our computer systems are designed to be fault tolerant and disaster recovery procedures are in place, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, the effect of software viruses, terrorist acts, acts of war and similar events. In addition, an occurrence of any of these events may cause damage or disruption to us and our employees, facilities, suppliers, distributors and customers, which could have a material adverse effect on our operations and financial results.

MARKET CONDITIONS

The enterprise application market has experienced significant consolidation and increased competition.  This consolidation has included numerous mergers and acquisitions and, as a result, some prospective buyers are reluctant to purchase applications that could have a short lifespan due to a potential acquisition that could result in the application’s life being abruptly cut short. QAD’s controlled company status makes it highly unlikely that a hostile takeover of the company would occur. However, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. Several of our potential competitors enjoy substantial competitive advantages, such as greater name recognition and greater technological and financial resources.

We are subject to competitive attacks on our existing customers.  The majority of significant companies in our major mature markets already have an ERP system, either QAD Enterprise Applications or that of a competitor. QAD’s customer list makes our customers attractive to our competitors who may elect to focus heavily on displacing our solutions within our customer base. If this practice were to intensify from the current business level, it could have an adverse impact on our ongoing revenues and our market reputation.

THE MARKET FOR OUR STOCK IS VOLATILE

The market prices for securities of technology companies, such as QAD, have been volatile.  The market price of our common stock and the number of shares traded each day has occasionally varied greatly. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations which have often been unrelated to the companies’ operating performance. Because of these and other factors affecting our operating results, past financial performance should not be considered as an indicator of future stock performance.

As of January 31, 2007, QAD had 32.3 million shares of common stock outstanding, 4.0 million outstanding stock options and 1.6 million stock appreciation rights outstanding under stock option plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of our common stock.

Our stock price could become more volatile and investments could lose value.  All of the factors discussed above as well as speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in analysts’ valuation measures for our stock and market trends could affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse affect on our business.

In addition, if the market for technology stocks, or the stock market in general, experiences uneven investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Any volatility in our stock price may result in litigation which may harm our business and the results of operations.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.  Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

We are required to delay revenue recognition into future periods for portions of our license fee activity.  Our entire worldwide business is subject to United States generally accepted accounting principles, commonly referred to as “U.S. GAAP.” Under those rules, we are required to defer revenue recognition for license fees in certain situations. Factors that are considered in revenue recognition include those such as vendor specific objective evidence (VSOE), products under development, the inclusion of other services and contingencies to payment terms.

We expect that we will continue to defer portions of our license fee activity because of these factors. The amount of license fees deferred may be significant and will vary each quarter depending on the mix of products sold in each market and geography, as well as the actual contract terms.

PRINCIPAL STOCKHOLDERS AND DEPENDENCE UPON KEY PERSONNEL

Our principal stockholders are also directors.  As of March 31, 2007, Karl and Pamela Lopker jointly and beneficially owned approximately 55 percent of our outstanding common stock. Karl and Pamela Lopker currently constitute two of the six members of the board of directors and are also officers of QAD in their capacity as CEO and President, respectively. On a combined basis, current directors and executive officers beneficially owned approximately 55 percent of the common stock as of March 31, 2007.

Karl and Pamela Lopker are generally not prohibited from selling a controlling interest in QAD to a third party. Their concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that might be beneficial to our business. As a result, the market price of our common stock could be adversely affected.

We are a “controlled company”.  Karl and Pamela Lopker, as husband and wife, own a majority of our common stock, and we are a “controlled company” within the meaning of the rules of the NASDAQ. We are not required to comply with certain corporate governance rules of the NASDAQ that would otherwise apply to us as a listed company on the NASDAQ.

Specifically, we are not required to have a majority of independent directors on our board of directors and we are not required to have nominating and corporate governance and compensation committees composed of independent directors. Should the interests of Karl and Pamela Lopker differ from those of other shareholders, the other shareholders will not be afforded the protections of having a majority of directors on the board who are independent from our principal shareholders or our management.

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

IMPACT OF REGULATION

Our business is subject to changing regulations regarding corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.  We are subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, NASDAQ and the Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded.

These laws, regulations and standards are subject to varying interpretations and their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, our business may be harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

QAD’s corporate headquarters are located in Summerland, California. The corporate headquarters are owned by QAD and consist of approximately 120,000 square feet situated on 28 acres of land.

In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 40 offices throughout the world with lease commitment expirations occurring on various dates through fiscal year 2020. QAD’s leased properties include research and development centers in the United States, Belgium, Ireland, Australia, China and India and additional facilities in the United States, France, Germany, Italy, Poland, Portugal, South Africa, Spain, Switzerland, The Netherlands, Turkey, United Kingdom, Australia, China, Hong Kong, India, Japan, Korea, Singapore, Thailand, Brazil and Mexico. QAD will seek to renew and expand lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next 12 months.

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

QAD common stock has been traded on the NASDAQ Global Market (NASDAQ) since our initial public offering in August 1997 (under the symbol QADI). The following table sets forth the low and high prices for QAD’s common stock as reported by NASDAQ in each quarter of the last two fiscal years.

	Low Price	High Price

Fiscal 2007:
Fourth quarter	$7.64	$8.80
Third quarter	7.08	8.85
Second quarter	6.77	8.12
First quarter	7.28	8.25
Fiscal 2006:
Fourth quarter	$7.10	$8.49
Third quarter	7.21	8.85
Second quarter	6.20	8.24
First quarter	7.62	8.84

Holders

As of March 31, 2007, there were approximately 300 shareholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

We declared four quarterly dividends in fiscal 2007 of $0.025 per share of common stock. Continuing quarterly cash dividends are subject to the continued profitability and liquidity requirements of QAD.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended January 31, 2007 was as follows:

			Total Number
			of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs(1)

11/1/06 — 11/30/06	—	—	—	261,000
12/1/06 — 12/31/06	49,600	$7.95	49,600	211,400
1/1/07 — 1/31/07	5,800	$8.02	5,800	205,600

(1)	In May 2006, the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock. As of January 31, 2007, 794,400 shares had been repurchased under the program.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The line graph below compares the yearly percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on a quarterly basis, for the period beginning February 1, 2002 and ending January 31, 2007.

The graph assumes that $100 was invested in QAD common stock on February 1, 2002 and that all dividends were reinvested. Historic stock price performance should not be considered indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods
(Quarterly from Fiscal Year		NASDAQ Composite
2003 through Year 2007)	QAD Inc.	Total Return Index	NASDAQ Computer Index

02/01/02	100.00	100.00	100.00
04/30/02	135.03	88.33	80.53
07/31/02	70.07	69.50	62.97
10/31/02	61.56	69.58	63.06
01/31/03	113.27	69.11	61.82
04/30/03	165.65	76.62	68.57
07/31/03	278.23	90.78	81.16
10/31/03	380.95	101.10	91.72
01/31/04	503.40	108.11	96.74
04/30/04	358.84	100.47	86.06
07/31/04	335.03	98.75	86.03
10/31/04	255.80	103.34	89.06
01/31/05	278.30	107.91	93.81
04/30/05	277.42	100.54	87.56
07/31/05	265.47	114.31	97.88
10/31/05	272.54	110.94	96.40
01/31/06	277.97	120.65	104.53
04/30/06	264.51	121.52	100.80
07/31/06	266.14	109.43	90.39
10/31/06	291.04	123.83	105.45
01/31/07	287.28	128.92	108.91

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,(1)
	2007	2006(8)	2005(7)	2004	2003(2),(3)
	(in thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$54,425	$57,926	$60,545	$69,029	$56,023
Maintenance and other	122,740	117,139	113,729	114,686	106,294
Services	58,422	50,429	56,932	46,937	32,931

Total revenue	235,587	225,494	231,206	230,652	195,248

Operating income (loss)	8,147	15,783	23,386	17,995	(3,295)
Income (loss) before cumulative effect of accounting change	7,633	20,742	24,483	16,317	(6,598)
Cumulative effect of accounting change(4)	—	—	—	—	1,051

Net income (loss)	$7,633	$20,742	$24,483	$16,317	$(7,649)

Basic net income (loss) per share:
Before cumulative effect of accounting change	0.24	0.63	0.72	0.49	(0.19)
Cumulative effect of accounting change	—	—	—	—	0.03

Basic net income (loss) per share	$0.24	$0.63	$0.72	$0.49	$(0.22)

Diluted net income (loss) per share:
Before cumulative effect of accounting change	0.23	0.62	0.70	0.47	(0.19)
Cumulative effect of accounting change	—	—	—	—	0.03

Diluted net income (loss) per share	$0.23	$0.62	$0.70	$0.47	$(0.22)

Cash dividends declared per common share	$0.10	$0.10	$0.18	$—	$—
BALANCE SHEET DATA:
Cash and equivalents	54,192	59,971	55,289	46,784	43,688
Total assets	227,017	207,058	207,093	189,828	162,306
Current portion of long-term debt(5)	272	243	1,725	11,987	2,000
Long-term debt(6)	17,271	17,546	23,911	7,720	9,125
Total stockholders’ equity	77,358	72,525	64,037	47,113	35,743

(1)	Historical results of operations are not necessarily indicative of future results. Refer to Item 1A entitled “Risk Factors” for discussion of factors that may impact future results.

(2)	Fiscal 2003 includes restructuring charges of $5.3 million impacting operating income (loss). This cost reduction program was aimed at reducing annualized operating expense by better aligning expense with then current business levels.

(3)	In the fiscal 2003 fourth quarter, we acquired TRW ISCS which resulted in increased services revenue, as well as certain increased costs and expenses impacting operating income (loss) during that quarter and thereafter.

(4)	In connection with the adoption of SFAS 142 on February 1, 2002, and in accordance with its transition provisions, a $1.1 million impairment loss related to the Asia Pacific region goodwill was recorded as a cumulative effect of a change in accounting principle.

(5)	Fiscal 2004 includes $10.5 million related to a construction loan to finance the construction of our new company headquarters. We converted the construction loan to a permanent loan upon completion of the construction project in fiscal 2005.

(6)	Fiscal 2005 includes $18.0 million of financing related to our new company headquarters in Summerland, California, of which $17.7 million was included in long term debt as of January 31, 2005 and secured by real property.

(7)	Fiscal 2005 includes $6.5 million tax benefit from the reversal of valuation allowances.

(8)	Fiscal 2006 includes $11.5 million tax benefit from the reversals of valuation allowances and contingency reserves.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2008.

INTRODUCTION

The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

OVERVIEW

The Business

QAD Inc., a Delaware corporation founded in 1979, is a provider of enterprise applications, including enterprise resource planning (ERP) software applications and related extended enterprise applications, as well as services for global manufacturing companies. QAD Enterprise Applications and services provide robust solutions for managing manufacturing operations and resources within and beyond the enterprise. These solutions help manufacturers simplify the management of their global supply chain through collaboration with customers, suppliers and partners, and allow them to fulfill dynamic customer and market demands more accurately and efficiently.

QAD Enterprise Applications, including our foundational, QAD MFG/PRO system, address the needs of multinational manufacturers, enabling them to operate globally while preserving their ability to meet local requirements. QAD Enterprise Applications provide traditional ERP functionality as well as communication capabilities for supply chain management and customer management functions.

QAD has built a solid customer base of global Fortune 1000 and mid-market manufacturers. With over 25 years of focus on the manufacturing industry, QAD is well-qualified to meet the business and technology requirements of global manufacturing companies worldwide.

QAD Enterprise Applications are focused on addressing the needs of manufacturers in six industry segments: automotive, consumer products, electronics, food and beverage, industrial products and life sciences. We develop our products and services with input from leading multinational manufacturers within the vertical industries we serve. This vertical industry focus is a key differentiator for QAD. It has enabled us to develop straightforward offerings that provide maximum flexibility for multinational manufacturers. The simplicity and rich functionality of QAD solutions and related services enable customers to implement QAD Enterprise Applications rapidly, realize a high return on investment and achieve a lower total cost of ownership when compared with the product offerings of competitors targeting these same industries. QAD’s industry focus and comprehensive offerings have contributed to its reputation for being easy to do business with. This reputation is reflected in positive, long-term relationships with customers.

QAD Global Services and application support are important components of QAD solutions. We are one of a few organizations with the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and support business processes for local financial and operational practices. Our geographic management structure enables us to adapt our global practices to meet local requirements and deliver our services effectively within each region. We work closely with our customers to support their global operations through our network of regional support centers, alliances and online support that is accessible 24 hours a day, seven days a week, virtually anywhere in the world. Our services offerings also include post-implementation services, such as Application Management Services (AMS), that enable continuous operational and business improvement by our customers.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, accounts receivable allowances, impairment of goodwill and intangible assets, capitalized software development costs, valuation of deferred tax assets and tax contingency reserves and equity-based compensation expense to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

•	Revenue Recognition. We recognize revenue in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the collection of our fees is reasonably assured; (4) the amount of fees to be paid by the customer is fixed or determinable; and (5) no uncertainties exist surrounding product acceptance.

Our typical payment terms vary by region. While most of our arrangements are within our normal payment terms, we have provided extended terms on occasion. Terms granted are typically less than one year, and we have established a positive history of collection without concessions on receivables.

License Revenue.  Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method. When a license agreement includes one or more elements to be delivered at a future date, if vendor-specific, objective evidence of the fair value of all undelivered elements exists, then the revenue for the undelivered elements is deferred. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when we have vendor-specific, objective evidence for undelivered elements or when delivery of all elements occurs.

Subscription license revenue from our hosted product offerings is recognized ratably over the contract period. Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility, for which we review a customer’s credit worthiness and our historical experience with that customer, if applicable.

Maintenance Revenue.  Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. Over 90% of our customers renew their software license updates and product support contracts annually.

Services Revenue.  Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts.

At times our license and support arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues, because the arrangements qualify as service transactions as defined in SOP No. 97-2. When the services are determined to not have been sold separately from our license and support arrangements, we allocate revenue to services based on vendor-specific, objective evidence. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

We do, on occasion, enter into fixed-price services arrangements. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, we recognize revenue on a straight-line basis over the period during which the services are performed. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consultants delivering the services.

When an arrangement does not qualify for separate accounting of the software license and consulting transactions, then software license revenue is, generally, recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method.

•	Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management judgment. Actual collection of these balances may differ due to global or regional economic factors, challenges faced by customers within our targeted vertical markets or specific financial difficulties of individual customers.

•	Goodwill and Intangible Assets. Goodwill and other intangible assets at January 31, 2007 were $18.8 million and $1.8 million, respectively, accounting for 9.1% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill is tested for impairment at least annually utilizing an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or the “market approach,” which utilizes financial and valuation ratios of publicly traded companies that are considered comparable to QAD to determine if our valuation ratios are a fair measure of QAD’s enterprise value. In assessing the recoverability of goodwill and intangible assets, we make assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. For further discussion of goodwill, see note 4 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

Other intangible assets are tested at least annually for impairment or whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS No. 144. Other intangible assets arise from business combinations and consist of customer relationships, restrictive covenants related to employment agreements, and trade names that are amortized, on a straight-line basis, over periods of up to five years. For further discussion of other intangible assets, see note 4 within the Notes to Consolidated Financial Statements included in item 15 of this Annual Report on Form 10-K.

•	Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We capitalize software purchased from third parties or through business combinations as acquired software technology, if such software has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. Capitalized software costs are amortized on a straight-line basis over three years and charged to “Cost of license fees”. We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets.

•	Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS No. 109, “Accounting for Income Taxes”, requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2007, we had $18.2 million of deferred tax assets, net of valuation allowances, consisting of $32.1 million of gross deferred tax assets offset by valuation allowances of $13.9 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in fiscal 2007 of $0.3 million. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

SFAS No. 5, “Accounting for Contingencies”, requires us to record tax contingency reserves for items that are probable and estimable. Management uses judgment in determining the probability of an unfavorable outcome related to a tax exposure area or controversy (e.g., audit by tax authorities), considering all available information. We recorded a net increase of $0.1 million and a net release of $1.0 million in tax contingency reserves in fiscal years 2007 and 2006, respectively. The release in tax contingency reserves in fiscal 2006 primarily relates to a favorable audit settlement in France in fiscal 2006. Should we in the future determine that additional reserves are required or that some portion of our existing reserves are no longer required, the adjustment to tax contingency reserves would impact tax expense in the period such determination was made.

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (FIN 48) is effective for us beginning February 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements. The potential impact of adoption could be the reduction of certain tax contingency reserves.

•	Equity-based Compensation Expense. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25), and generally requires instead that such transactions be accounted for using a fair-value-based method.

We adopted SFAS 123R beginning February 1, 2006. We have elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods’ results have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new awards that are granted on or subsequent to February 1, 2006 and all previously granted awards that vest on or subsequent to February 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the estimates, stock-based compensation expense and our results of operations could be materially impacted.

Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under a straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.

RECENT ACCOUNTING STANDARDS

Taxes Collected From Customers

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The provisions of EITF 06-3 are effective for QAD on February 1, 2007. QAD presents the taxes within the scope of EITF 06-3 on a net basis.

Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes” (SFAS 109). Effective for us beginning February 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. QAD is currently evaluating the impact, if any, that FIN 48 will have on our financial statements. The potential impact of adoption could be the reduction of certain tax contingency reserves.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for QAD on February 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial statements.

Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The transition provisions permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. We adopted SAB 108 during the fourth quarter of fiscal 2007. In accordance with SAB 108, we adjusted our beginning accumulated deficit for fiscal 2007 in the accompanying consolidated financial statements for the item described below. We consider this adjustment to be immaterial to prior periods.

We adjusted our beginning accumulated deficit for fiscal 2007 related to a correction of an error which was the result of an incorrect establishment of a valuation allowance in the fourth quarter of fiscal 2006. This resulted in an overstatement of tax expense during fiscal 2006.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for QAD on February 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows and results of operations.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended January 31,
	2007	2006	2005

Revenue:
License fees	23%	26%	26%
Maintenance and other	52	52	49
Services	25	22	25

Total revenue	100	100	100
Costs and expenses:
Cost of license fees	4	3	4
Cost of maintenance, service and other	36	36	36
Sales and marketing	27	27	25
Research and development	17	15	14
General and administrative	13	12	11
Amortization of intangibles from acquisitions	—	—	—

Total costs and expenses	97	93	90
Operating income	3	7	10
Other (income) expense	(2)	—	—

Income before income taxes	5	7	10
Income tax expense (benefit)	2	(2)	(1)

Net income	3%	9%	11%

Comparison of fiscal 2007 revenue to fiscal 2006

Total revenue for fiscal 2007 was $235.6 million, an increase of $10.1 million, or 4%, from $225.5 million in fiscal 2006. This increase is primarily due to higher services and maintenance and other revenue, offset by lower license revenue. Our customers are widely dispersed, such that no single customer accounted for more than 10% of our total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to fiscal 2006, fiscal 2007 revenue would have been approximately $234.1 million, representing an increase of $8.6 million, or 4%. All revenue categories were positively impacted by currency fluctuations in fiscal 2007, primarily due to favorable fluctuations in the Brazilian real, Thai baht and euro, partially offset by unfavorable fluctuations in the Japanese yen. Revenue outside the North America region as a percentage of total revenue was 57% during fiscal 2007, compared to 58% during fiscal 2006. Revenue increased year over year in all business segments except Asia Pacific. Revenue was favorably impacted by the acquisitions of Precision Software Limited and FBO Systems, Inc. Revenues from sales of their acquired products are included from the acquisition date and contributed approximately $3.2 million to total revenue, including approximately $0.4 million in license revenue, $0.3 million in maintenance and other revenue and $2.5 million in services during fiscal 2007.

License revenue was $54.4 million for fiscal 2007, a decrease of $3.5 million, or 6%, from $57.9 million in fiscal 2006. Holding foreign currency exchange rates constant to fiscal 2006, fiscal 2007 license revenue would have been approximately $54.2 million, representing a $3.7 million, or 6%, decrease from last year. We experienced decreases in our North America, Asia Pacific and Latin America business segments, partially offset by an increase in our Europe, Middle East and Africa (EMEA) business segment. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2007, 36 customers each placed aggregate license orders totaling more than $300,000, compared to 35 customers in fiscal 2006. Not including orders greater than $2 million (of which there was one in fiscal 2007 and three in fiscal 2006), our software license discounts in fiscal 2007 are comparable to fiscal 2006.

Maintenance and other revenue was $122.7 million for fiscal 2007, representing an increase of $5.6 million, or 5%, in comparison to $117.1 million for fiscal 2006. Holding exchange rates constant to those prevailing in fiscal 2006, fiscal 2007 maintenance and other revenue would have been approximately $122.2 million, representing a $5.1 million, or 4%, increase over last year, due in part to increases related to additional license sales during the current year partially offset by cancellations. Maintenance and other revenue increased across all business segments year over year.

A factor which impacts the year over year comparisons is the timing of customer commitments to contract renewals. The period in which we recognize maintenance revenue can be impacted in cases where renewal billing is not authorized by the customer during the period in which the maintenance contract period begins. Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue deferred due to the delay is recognized immediately at time of invoice. One of the ways management measures our success in securing contract renewals is by measuring the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for both fiscal 2007 and 2006.

Services revenue was $58.4 million for fiscal 2007, representing an increase of $8.0 million, or 16%, when compared to last year at $50.4 million. Holding exchange rates constant to those prevailing during fiscal 2006, fiscal 2007 services revenue would have been approximately $57.8 million, reflecting a $7.4 million, or 15%, increase from last year. Services revenue increased across all business segments year over year. Contributing to the increase in services revenue was revenue earned by companies we acquired during fiscal 2007. Two of those acquisitions, Precision Software Limited and FBO Systems, Inc., generated a total of $2.5 million in services revenue during fiscal 2007 in periods subsequent to the acquisition. Our services backlog and weighted sales funnel as of fiscal 2007 year-end was higher than the prior year. Our weighted sales funnel represents the value of our outstanding service engagement proposals, weighted based on the likelihood of winning the engagement.

Comparison of fiscal 2006 revenue to fiscal 2005

Total revenue for fiscal 2006 was $225.5 million, a decrease of $5.7 million, or 2%, from $231.2 million in fiscal 2005. This decrease was primarily due to lower license and services revenue, offset by higher maintenance and other revenue. Holding foreign currency exchange rates constant to fiscal 2005, fiscal 2006 revenue would have been approximately $224.0 million, representing a decrease of $7.2 million, or 3%. All revenue categories were positively impacted by currency fluctuations in fiscal 2006, primarily due to favorable fluctuations in the Brazilian real, Polish zlotty and Australian dollar, partially offset by unfavorable fluctuations in the Japanese yen, euro and British pound. Revenue outside the North America region as a percentage of total revenue was consistent year over year at 58%.

License revenue was $57.9 million for fiscal 2006, down $2.6 million, or 4%, from $60.5 million in fiscal 2005. Holding foreign currency exchange rates constant to fiscal 2005, fiscal 2006 license revenue would have been approximately $57.5 million, representing a $3.0 million, or 5%, decrease from the prior year. We experienced decreases in our EMEA and North America business segments partially offset by increases in our Asia Pacific and Latin America business segments. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2006, 35 customers placed license orders totaling more than $300,000, compared to 39 customers in fiscal 2005. We believe that this comparable number of sizable license orders reflects our customers’ continued willingness to make only incremental capital software purchases. During fiscal 2006, when compared to the prior year, discounts granted to customers for software licenses increased, primarily due to higher discounts given on three orders greater than $2 million. Fiscal 2005 included one license order greater than $2 million for which relatively normal discounts were granted. Not including the three orders greater than $2 million, our software license discounts in fiscal 2006 are comparable to fiscal 2005.

Maintenance and other revenue was $117.1 million for fiscal 2006, representing an increase of $3.4 million, or 3%, in comparison to $113.7 million for fiscal 2005. Holding exchange rates constant to those prevailing in fiscal 2005, fiscal 2006 maintenance and other revenue would have been approximately $116.4 million, representing a $2.7 million, or 2%, increase over the prior year. Holding exchange rates constant, maintenance revenue increased $2.2 million year over year due in part to increases related to additional license sales during fiscal 2006 partially offset by cancellations. Increases in our North America, Asia Pacific and Latin America regions were partially offset by a decrease in our EMEA region.

Another factor which impacts the year over year comparisons is the timing of customer commitments to contract renewals. The period in which we recognize maintenance revenue can be impacted in cases where renewal billing is committed to by the customer subsequent to the period in which the maintenance contract period begins. Once the renewal commitment is secured, the customer is invoiced for the full contractual period, and the portion of the revenue deferred due to the delay is recognized immediately at time of invoice. Revenue recognized related to delayed invoicing was $0.5 million favorable in fiscal 2006 when compared to fiscal 2005. In addition, other revenue increased $0.5 million, primarily due to higher hardware sales in the Asia Pacific region year over year. One of the ways management measures our success in securing contract renewals is by measuring the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate remained consistent, in excess of 90% for both fiscal 2006 and 2005.

Services revenue was $50.4 million for fiscal 2006, representing a decrease of $6.5 million, or 11%, when compared to fiscal 2005 at $56.9 million. Holding exchange rates constant to those prevailing during fiscal 2005, fiscal 2006 services revenue would have been approximately $50.1 million, reflecting a $6.8 million, or 12%, decrease from the prior year. Decreases in our EMEA, North America and Latin America regions, due in part to fewer large customer migrations and new contracts, were partly offset by an increase in our Asia Pacific region. Our services backlog and weighted sales funnel as of fiscal 2006 year-end was equivalent to the prior year.

Comparison of costs and expenses—fiscal 2007, 2006 and 2005

We adopted SFAS 123R beginning February 1, 2006.  We have elected the modified prospective transition method as permitted by SFAS 123R and accordingly prior periods’ results have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new awards that are granted on or subsequent to February 1, 2006 and all previously granted awards that vest on or subsequent to February 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant. For the years ended January 31, 2006 and 2005, we accounted for our stock option grants in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status.

The following table sets forth, for the periods indicated, reported stock compensation expense for the years ended January 31, 2007, 2006 and 2005.

	Years Ended January 31,
	2007	2006	2005
	(in thousands)

Stock-based compensation expense by function:
Cost of maintenance, service and other revenue	$990	$110	$83
Sales and marketing	1,290	—	—
Research and development	918	—	—
General and administrative	2,326	—	—

Total stock-based compensation expense	$5,524	$110	$83

Total Cost of Revenue.  Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $93.5 million for fiscal 2007, $88.7 million for fiscal 2006 and $91.5 million for fiscal 2005, and as a percentage of total revenue was 40% for fiscal 2007, 39% for fiscal 2006 and 40% for fiscal 2005. Holding exchange rates constant to the most recent preceding fiscal year, total cost of revenue would have been approximately $92.7 million and $88.3 million for fiscal 2007 and 2006, respectively, reflecting the impact of the weakening U.S. dollar in comparison to other currencies. At constant exchange rates, the total cost of revenue percentage for fiscal 2007 and 2006 would have been 40% and 39%, respectively. Changes in the cost of revenue as a percentage of total revenue are primarily due to changes in revenue mix as license revenues carry higher margins in comparison to support and services.

Cost of revenue included employee separation costs of $0.2 million, $1.2 million and $1.6 million, respectively, related predominantly to North America in fiscal 2007 and to EMEA services employees in fiscal 2006 and 2005.

Sales and Marketing.  Sales and marketing expense was $63.8 million, $61.4 million and $56.6 million for fiscal 2007, 2006 and 2005, respectively. The increase of $2.4 million from fiscal 2006 to fiscal 2007 primarily related to higher commissions and bonuses of $1.4 million. Fiscal 2007 also included stock compensation expense of $1.3 million. Sales and marketing expenses also had increases in travel of $0.6 million, systems of $0.3 million and marketing of $0.2 million. These increases in expenses were partially offset by decreases of $0.8 million in recruiting, $0.6 million in severance and $0.6 million in sales agent fees.

The increase of $4.8 million from fiscal 2005 to fiscal 2006 primarily related to higher personnel costs of $1.5 million due to higher headcount, higher expenses of $1.4 million related to three events, including our annual Explore user conferences, higher travel expenses of $0.8 million and higher sales agent fees of $0.7 million, mainly due to a large transaction we closed in Japan in fiscal 2006.

Research and Development.  Research and development (R&D) expense, which is managed on a global basis, was $40.0 million, $32.6 million and $33.2 million in fiscal 2007, 2006 and 2005, respectively. The increase of $7.4 million from fiscal 2006 to fiscal 2007 is mainly related to an increase of $6.3 million from higher personnel expenses due to increased headcount. During fiscal 2007, we expanded the headcount at our R&D centers in China and India. We also acquired R&D headcount, primarily from the Softcell and Precision acquisitions. In addition, fiscal 2007 included stock compensation expense of $0.9 million. During fiscal 2008, we expect our R&D expense to remain comparable with fiscal 2007 as we continue to enhance our product offerings.

The decrease of $0.6 million from fiscal 2005 to fiscal 2006 was mainly related to lower severance expense in fiscal 2006 of $0.8 million and lower allocations of facility and IT related costs of $0.7 million. These decreases were partially offset by higher travel of $0.6 million and unfavorable currency fluctuations of $0.1 million.

General and Administrative.  General and administrative expense was $29.8 million, $26.7 million, and $26.1 million for fiscal 2007, 2006 and 2005, respectively. The $3.1 million increase from fiscal 2006 to 2007 was primarily related to stock compensation expense in fiscal 2007 of $2.3 million. In addition, personnel costs increased $1.3 million primarily related to increased headcount, throughout all regions.

The $0.6 million increase from fiscal 2005 to 2006 was primarily related to higher professional fees and bad debt expense of $0.5 million each, partially offset by lower bonuses of $0.7 million. Although professional fees related to Sarbanes-Oxley compliance efforts decreased in fiscal 2006, other professional fees increased, primarily due to tax planning projects undertaken in fiscal 2006.

Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions totaled $0.4 million, $0.3 million and $0.5 million in fiscal 2007, 2006 and 2005, respectively. As a result of the intangibles acquired during fiscal 2007, we expect amortization expense for intangibles to increase in fiscal 2008.

Total Other (Income) Expense.  Total other (income) expense was $(3.3) million, $(0.4) million and $1.0 million in fiscal 2007, 2006 and 2005, respectively. The $2.9 million favorable change from fiscal 2006 to fiscal 2007 was related to higher interest income of $1.1 million related to both higher interest rates and higher balances in our investment accounts, lower interest expense of $0.5 million primarily due to lower debt balances as we repaid our line of credit in the second quarter of fiscal 2006 and foreign currency exchange gains of $1.6 million, primarily related to favorable changes in the euro, Mexican peso and Japanese yen, partially offset by the unfavorable change in the Brazilian real.

The $1.4 million favorable change from fiscal 2005 to fiscal 2006 was primarily related to higher interest income of $0.6 million and lower interest expense of $0.3 million, primarily due to lower debt balances as we paid off our line of credit of $7.6 million in the second quarter of fiscal 2006. In addition, during fiscal 2006 we received an insurance settlement of $0.5 million, related to a dispute, from an insurance company that represented a former QAD country manager. In return for the payment, we dropped all claims against the former country manager and certain third parties. The dispute is related to activities in 1997 in a location outside of the United States.

Income Tax Expense.  We recorded income tax expense of $3.8 million in fiscal 2007 and income tax benefits of $4.6 million and $2.1 million in fiscal 2006 and 2005, respectively. These amounts include taxes in profitable jurisdictions. Amounts in fiscal 2006 and 2005 reflect the reversal of tax valuation allowances of $10.5 million and $6.5 million, respectively. We have not provided tax benefits for certain jurisdictions in loss positions due to management’s determination that it is more likely than not that tax benefits associated with previously reserved net deferred tax assets in such jurisdictions will not be realized. For further information regarding income taxes, see note 7 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.

Our principal sources of liquidity are cash flows generated from operations and our cash and equivalents balances. Cash and equivalents and restricted cash combined were $56.8 million and $60.0 million at January 31, 2007 and 2006, respectively. Our working capital decreased to $15.0 million as of January 31, 2007 from $20.7 million as of January 31, 2006. The decrease in working capital of $5.7 million resulted from an increase in current liabilities of $11.5 million partially offset by an increase in current assets of $5.8 million. The increase in current liabilities of $11.5 million relates to increases in accounts payable of $2.5 million, accrued incentive compensation and other personnel costs of $2.6 million, deferred revenue of $1.8 million, income taxes payable of $0.7 million and other accrued expenses of $3.9 million. Included in other accrued expenses is a $3.7 million deferred payment related to the Precision acquisition. The guaranteed payment is due September 2007.

The $5.8 million increase in current assets relates mainly to a $7.0 million increase in accounts receivables at year-end due to both lower collections and higher billings. Also contributing to the increase in accounts receivable is $2.1 million of receivables as of January 31, 2007, which were acquired from Precision.

Other changes in current assets consist of a $2.6 million increase in restricted cash relating to the acquisition of Precision, and a $1.2 million increase in prepaid assets, offset by repurchases of QAD common stock for $6.0 million.

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

DSO under the countback method was 56 days at January 31, 2007, up from 55 days at January 31, 2006. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 93 days at both January 31, 2007 and 2006.

Net Cash

Net cash, defined as cash and equivalents and restricted cash less short and long-term debt, decreased $2.9 million to $39.3 million as of January 31, 2007 from $42.2 million at January 31, 2006. The decrease in net cash was primarily attributable to the use of $8.5 million of cash for acquisitions and repurchases of 0.8 million shares of QAD common stock for $6.0 million. The use of cash for acquisitions and stock repurchases was partially offset by cash received from stock option exercises of $1.7 million and cashflow from operations.

Cash Flows

The following is a summary of cash flows for fiscal 2007, 2006 and 2005:

Operating Activities

Cash provided by operating activities was $18.9 million, $28.6 million and $22.8 million in fiscal 2007, 2006 and 2005, respectively. The decrease from fiscal 2006 to 2007 primarily resulted from lower net income, which is partially offset by non-cash expenses for stock compensation of $5.5 million. Accounts receivable increased $4.2 million primarily related to increased billings and lower collections. Other changes to net cash provided by operating activities included a decrease in cash flow from changes in other assets primarily related to deferred tax assets and an increase in our deferred revenue balance year over year which has a negative effect on cashflow from operating activities. Fiscal 2006 cash flow from operations includes a non-cash tax benefit of $11.5 million related to the reversal of valuation allowances and contingency reserves.

The increase from fiscal 2005 to 2006 related primarily to the change in other assets, mainly deferred tax assets. In addition, cash outflow from other liabilities decreased due to lower payments for payroll-related items and other accruals partially offset by a decrease in income tax payable. Other changes to net cash provided by operating activities included an increase in deferred revenue. These increases in cash flow were partially offset by lower net income, a larger non-cash tax benefit from the reversal of deferred tax valuation allowances and a smaller decrease in accounts receivable in fiscal 2006.

In the first quarter of fiscal 2006, we moved our data center from Carpinteria, California, to our new corporate headquarters in Summerland, California. The move resulted in $0.9 million in exit costs. Later in the year, an adjustment of $0.2 million was required to reflect the decrease in rental rates. Throughout fiscal 2007, the fair market value of the estimated sublease income continued to decline and as a result we incurred additional charges of $0.7 million. Although we have not secured a sublease agreement with a tenant, we expect to do so in fiscal 2008.

Operating activities in fiscal 2005 included $0.7 million of exit costs related to an office lease we vacated in December 2004. At the time we vacated the lease, we secured a sublease for an amount less than the then current lease payments. Therefore, we incurred a non-cash impairment charge in fiscal 2005.

Investing Activities

Cash (used in) provided by investing activities for fiscal 2007, 2006 and 2005 was $(16.2) million, $1.8 million, and $(13.0) million, respectively.

During fiscal 2007, in order to expand our product offering, we acquired the rights to certain assets of Soft Cell N.V. and three businesses: Bisgen, Precision and FBO Systems. We paid $8.5 million in net cash related to these acquisitions and had an increase of $2.6 million of restricted cash resulting from the acquisition of Precision. Additionally, we received $0.9 million in cash for selling certain intangible assets acquired from Soft Cell N.V. in March 2006. The intangibles sold included customer contracts and a trade name. For additional information regarding the acquisitions and sale of assets, please see note 2 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K. In fiscal 2005, we acquired certain assets and liabilities of Oxford Consulting Group, Inc. located in the United States for $0.8 million in cash.

Purchases of property and equipment for fiscal 2007, 2006 and 2005 were $4.6 million, $7.2 million and $10.6 million, respectively. Purchases of property and equipment in fiscal 2007 primarily relate to computer equipment and software. Fiscal 2006 and 2005 included capital investments of $2.1 million and $6.6 million, respectively, for the construction of and building improvements for our new company headquarters on property owned by QAD in Summerland, California. We moved into our new company headquarters in May 2004, and shortly thereafter we paid our construction loan in full and entered into a long-term financing arrangement with Mid-State Bank & Trust, which is secured by the property.

We spent $1.5 million, $4.1 million and $1.7 million, in fiscal 2007, 2006 and 2005, respectively, related to capitalized software costs. Fiscal 2007 and 2006 cash outflows primarily relate to technology purchased from Softcell and related internal costs incurred to integrate and localize the purchased technology. For additional information regarding the activity with Softcell, please see notes 2 and 3 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

In fiscal 2006 and 2005, we invested funds in short term marketable securities on which we earned interest income. In fiscal 2006 we sold $13.0 million in marketable securities and deposited the proceeds into our cash account.

Financing Activities

Cash used in financing activities was $7.3 million, $24.3 million and $1.9 million for fiscal 2007, 2006 and 2005, respectively.

The fiscal 2007 activity includes outflows for the repurchase of 0.8 million shares of QAD common stock for $6.0 million and $3.2 million of dividend payments to owners of QAD common stock. Additionally, we made total cash payments of $0.4 million to the minority shareholders of our Thailand subsidiary, which consisted of $0.2 million in dividends and $0.2 million in reduction of our minority interest liability. These cash payments were partially offset by $1.7 million received from stock option exercises and $1.0 million from changes in cash overdraft. We also repaid $0.3 million of debt related to our mortgage.

The fiscal 2006 activity included the purchase of 2 million shares of QAD common stock from REI for $7.40 per share for total cash consideration of $14.8 million. During fiscal 2006, we repaid the outstanding balance of $7.6 million on our Comerica Bank credit facility. In addition, we made $0.2 million in principal payments related to other debt during the year. Proceeds from the issuance of stock were $2.8 million, primarily related to the exercise of options. We implemented a dividend program during fiscal 2005 and paid $3.3 million in dividends during fiscal 2006.

The fiscal 2005 activity included loan proceeds of $17.8 million from a loan agreement we entered into with Mid-State Bank & Trust in July of 2004. We used $14.3 million of the proceeds to pay the then existing construction loan with Santa Barbara Bank and Trust. Proceeds from the issuance of common stock were $2.8 million, primarily related to the exercise of stock options. In addition, our board of directors approved a stock repurchase program to repurchase up to 1.0 million shares of common stock. Approximately

742,000 shares of common stock were repurchased for $5.6 million during fiscal 2005. We paid $5.1 million in dividends during fiscal 2005.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The following summarizes our significant contractual obligations at January 31, 2007 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
	2008	2009	2010	2011	2012	Thereafter	Total
				(in millions)

Notes payable	$0.3	$0.2	$0.2	$0.3	$0.3	$16.2	$17.5
Notes payable interest payments	1.1	1.1	1.1	1.1	1.1	2.7	8.2
Lease obligations	8.3	6.3	3.9	2.3	1.7	3.3	25.8
Consideration for business acquisitions	5.0	3.6	—	—	—	—	8.6

Total	$14.7	$11.2	$5.2	$3.7	$3.1	$22.2	$60.1

Credit Facility

Effective April 7, 2005, we entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (the Facility).

The maximum amount that can be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At January 31, 2007, the maximum that could have been borrowed under the facility was $19.6 million. We pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.

The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At January 31, 2007, a prime rate borrowing would have had an effective rate of 8.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 6.07%.

As of January 31, 2007, there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.

Notes Payable

In July 2004, QAD Ortega Hill, LLC, a wholly-owned subsidiary of QAD Inc. entered into a loan agreement with Mid-State Bank & Trust. The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. The loan is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, we will make 119 monthly payments of $115,000 and one final payment of $15.4 million. Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million. A portion of these proceeds were used to repay our then existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at January 31, 2007 was $17.5 million.

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

Consideration for Business Acquisitions

In connection with the acquisitions of FBO Systems, Precision, and Bisgen, part of the purchase price consideration for each of these companies included deferred payments. Consideration for Precision included payments contingent upon the completion of the audit of Precision’s closing balance sheet, which was substantially completed prior to our fiscal year end. The substantial completion of the audit removed the contingency on the deferred payments resulting in the establishment of an accrual of $7.2 million, which will be paid over the next two years with a resulting increase in goodwill. The agreement to acquire FBO Systems included a guaranteed deferred payment of $0.8 million payable in the first quarter of fiscal 2008. The Bisgen acquisition included deferred payments for minimum royalties owed and certain covenants. The amount to be paid related to the Bisgen acquisition is $0.6 million, payable in fiscal years 2008 and 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates.  In fiscal 2007 approximately 30% of our revenue was denominated in foreign currencies compared to 35% in each of the fiscal years 2006 and 2005. We also incurred approximately 45% of our expenses in currencies other than the U.S. dollar in each of the last three fiscal years. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. In fiscal 2007, 2006 and 2005, foreign currency transaction and remeasurement gains totaled $1.7 million, $0.1 million and $0.2 million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

Interest Rates.  We invest our surplus cash in a variety of financial instruments, consisting principally of bank time deposits and short-term marketable securities with maturities of less than one year. Our investment securities are held for purposes other than trading. When invested, cash balances held by subsidiaries are invested in short-term time deposits with local operating banks. Additionally, our short-term and long-term debt bears interest at variable rates.

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2007 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2007 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

QAD maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by QAD in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. QAD’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of QAD’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, QAD’s principal executive officer and principal financial officer have concluded that QAD’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in QAD’s internal control over financial reporting related to its accounting for income taxes.

(b)	Management’s Report on Internal Control Over Financial Reporting

QAD’s management is responsible for establishing and maintaining adequate internal control over financial reporting. QAD’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. QAD’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of QAD’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that QAD’s receipts and expenditures are being made only in accordance with authorizations of QAD’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of QAD’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2007 based on the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s identification of a material weakness in QAD’s internal control over financial reporting related to its accounting for income taxes, management has concluded that QAD’s internal control over financial reporting was not effective as of January 31, 2007.

As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected. The following material weakness in the Company’s internal control over financial reporting has been identified as of January 31, 2007: The Company did not have effective procedures to provide for timely preparation of schedules supporting its current and deferred income tax provision and related deferred tax balances such that a comprehensive review of these supporting schedules could be performed. This material weakness resulted in misstatements in the Company’s preliminary income tax accounts, and resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. The misstatements in the preliminary income tax accounts were corrected prior to the issuance of the Company’s financial statements included in this Annual Report on Form 10-K.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on management’s assessment of QAD’s internal control over financial reporting.

(c)	Material Weakness Remediation Plans

The Company intends to improve the operation of its controls related to its accounting for income taxes by enhancing the review processes to ensure all policies and procedures are being completed on a timely basis.

(d)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(e)	Limitations on the Effectiveness of Controls

QAD’s management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within QAD have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
QAD Inc.:

We have audited management’s assessment, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting, that QAD Inc. did not maintain effective internal control over financial reporting as of January 31, 2007 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QAD Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of January 31, 2007. The Company did not have effective procedures to provide for timely preparation of schedules supporting its current and deferred income tax provision and related deferred tax balances such that a comprehensive review of these supporting schedules could be preformed. This material weakness resulted in misstatements in the Company’s preliminary income tax accounts, and resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 31, 2007, and the related financial statement schedule II. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 16, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that QAD Inc. did not maintain effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, QAD Inc. has not maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Los Angeles, California
April 16, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K.

Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2007, which information is incorporated herein by reference.

In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Annual Report on Form 10-K:

QAD INC.

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	77

All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

3.	INDEX TO EXHIBITS

See the Index of Exhibits at page 79.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QAD Inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
April 16, 2007

QAD INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2007	2006

Assets
Current assets:
Cash and equivalents	$54,192	$59,971
Restricted cash	2,612	—
Accounts receivable, net of allowances of $3.8 million and $3.1 million at January 31, 2007 and 2006, respectively	68,806	61,819
Other current assets	16,352	14,406

Total current assets	141,962	136,196

Property and equipment, net	42,396	40,825
Capitalized software costs, net	9,631	5,251
Goodwill	18,834	10,640
Other assets, net	14,194	14,146

Total assets	$227,017	$207,058

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$272	$243
Accounts payable	11,662	9,136
Deferred revenue	77,075	75,314
Other current liabilities	37,951	30,809

Total current liabilities	126,960	115,502

Long-term debt	17,271	17,546
Other liabilities	4,756	820
Minority interest	672	665
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,351,923 shares and 35,350,084 shares at January 31, 2007 and 2006, respectively	35	35
Additional paid-in capital	128,757	123,046
Treasury stock, at cost (3,061,400 shares and 2,813,739 shares at January 31, 2007 and 2006, respectively)	(22,870)	(20,752)
Accumulated deficit	(21,216)	(23,551)
Accumulated other comprehensive loss	(7,348)	(6,253)

Total stockholders’ equity	77,358	72,525

Total liabilities and stockholders’ equity	$227,017	$207,058

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended January 31,
	2007	2006	2005

Revenue:
License fees	$54,425	$57,926	$60,545
Maintenance and other	122,740	117,139	113,729
Services	58,422	50,429	56,932

Total revenue	235,587	225,494	231,206

Costs and expenses:
Cost of license fees	8,307	8,132	8,628
Cost of maintenance, service and other revenue	85,210	80,573	82,825
Sales and marketing	63,768	61,406	56,552
Research and development	40,039	32,647	33,229
General and administrative	29,751	26,695	26,070
Amortization of intangibles from acquisitions	365	258	516

Total costs and expenses	227,440	209,711	207,820

Operating income	8,147	15,783	23,386
Other (income) expense:
Interest income	(2,533)	(1,452)	(809)
Interest expense	1,116	1,626	1,889
Other (income) expense, net	(1,874)	(537)	(120)

Total other (income) expense	(3,291)	(363)	960

Income before income taxes	11,438	16,146	22,426
Income tax expense (benefit)	3,805	(4,596)	(2,057)

Net income	$7,633	$20,742	$24,483

Basic net income per share	$0.24	$0.63	$0.72

Diluted net income per share	$0.23	$0.62	$0.70

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock					Accumulated
	and Additional					Other	Total
	Paid-in Capital		Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Equity	Income

Balance, January 31, 2004	35,334	$119,446	(1,561)	$(8,100)	$(58,038)	$(6,195)	$47,113
Comprehensive income:
Net income	—	—	—	—	24,483	—	24,483	$24,483
Foreign currency translation adjustments	—	—	—	—	—	926	926	926

Total comprehensive income								$25,409

Stock activity:
Under employee stock purchase plan	—	94	81	425	107	—	626
Under stock options	5	(423)	652	3,381	(741)	—	2,217
Tax benefit from stock options	—	218	—	—	—	—	218
Dividends declared ($0.18 per share)	—	—	—	—	(5,965)	—	(5,965)
Restricted stock	—	233	40	207	—	—	440
Unearned compensation-restricted stock	—	(440)	—	—	—	—	(440)
Repurchase of common stock	—	—	(742)	(5,581)	—	—	(5,581)

Balance, January 31, 2005	35,339	119,128	(1,530)	(9,668)	(40,154)	(5,269)	64,037
Comprehensive income:
Net income	—	—	—	—	20,742	—	20,742	$20,742
Foreign currency translation adjustments	—	—	—	—	—	(984)	(984)	(984)

Total comprehensive income								$19,758

Stock activity:
Under employee stock purchase plan	—	—	87	453	128	—	581
Under stock options	11	39	629	3,263	(1,039)	—	2,263
Tax benefit from stock options	—	3,804	—	—	—	—	3,804
Dividends declared ($0.10 per share)	—	—	—	—	(3,228)	—	(3,228)
Unearned compensation-restricted stock	—	110	—	—	—	—	110
Repurchase of common stock	—	—	(2,000)	(14,800)	—	—	(14,800)

Balance, January 31, 2006	35,350	123,081	(2,814)	(20,752)	(23,551)	(6,253)	72,525
Cumulative effect of adjustment resulting from the adoption of SAB No. 108	—	—	—	—	420	—	420

Adjusted balance at January 31, 2006	35,350	123,081	(2,814)	(20,752)	(23,131)	(6,253)	72,945
Comprehensive income:
Net income	—	—	—	—	7,633	—	7,633	$7,633
Foreign currency translation adjustments	—	—	—	—	—	(1,095)	(1,095)	(1,095)

Total comprehensive income								$6,538

Stock award exercises	2	6	559	4,022	(2,308)	—	1,720
Dividends declared ($0.10 per share)	—	—	—	—	(3,245)	—	(3,245)
Minority shareholder dividend	—	—	—	—	(165)	—	(165)
Stock compensation expense	—	5,463	—	—	—	—	5,463
Restricted stock	—	132	(12)	(132)	—	—	—
Unearned compensation-restricted stock	—	110	—	—	—	—	110
Repurchase of common stock	—	—	(794)	(6,008)	—	—	(6,008)

Balance, January 31, 2007	35,352	$128,792	(3,061)	$(22,870)	$(21,216)	$(7,348)	$77,358

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$7,633	$20,742	$24,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,187	7,320	7,541
Provision for doubtful accounts and sales adjustments	629	364	257
Loss on disposal of property and equipment	12	21	129
Tax benefit from reversal of deferred tax valuation allowances and reserves	—	(11,513)	(6,548)
Exit costs	739	1,075	687
Stock compensation expense	5,524	110	83
Other, net	(62)	(165)	(101)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,173)	365	2,995
Other assets	(601)	7,310	(311)
Accounts payable	1,087	(1,313)	(1,063)
Deferred revenue	(120)	5,743	866
Other liabilities	21	(1,492)	(6,254)

Net cash provided by operating activities	18,876	28,567	22,764
Cash flows from investing activities:
Purchase of property and equipment	(4,631)	(7,225)	(10,577)
Proceeds from sale of intangible assets	906	—	—
Proceeds from sale of marketable securities	—	13,000	—
Capitalized software costs	(1,510)	(4,051)	(1,665)
Restricted cash	(2,612)	—	—
Acquisitions of businesses, net of cash acquired	(8,516)	—	(766)
Proceeds from sale of property and equipment	204	48	29

Net cash (used in) provided by investing activities	(16,159)	1,772	(12,979)
Cash flows from financing activities:
Proceeds from construction loan	—	—	3,870
Repayments of construction loan	—	—	(14,338)
Repayments of other debt	(310)	(7,847)	(1,604)
Proceeds from notes payable, net of fees	—	—	17,843
Dividends paid	(3,249)	(3,261)	(5,121)
Proceeds from issuance of common stock	1,720	2,844	2,843
Repurchase of common stock	(6,008)	(14,800)	(5,581)
Changes in cash overdraft	975	(1,266)	216
Minority shareholder payment	(389)	—	—

Net cash used in financing activities	(7,261)	(24,330)	(1,872)
Effect of exchange rates on cash and equivalents	(1,235)	(1,327)	592

Net (decrease) increase in cash and equivalents	(5,779)	4,682	8,505
Cash and equivalents at beginning of period	59,971	55,289	46,784

Cash and equivalents at end of period	$54,192	$59,971	$55,289

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended January 31,
	2007	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,218	$1,596	$1,783
Income taxes, net of refunds	447	2,100	1,904
Supplemental disclosure of non-cash activities:
Realization of acquired deferred tax asset	—	124	342
Adjustments to goodwill acquired	—	—	47
Tax benefits related to employee stock options recorded to equity	—	3,804	218
Obligations associated with technology purchases	—	459	550
Obligations associated with dividend declaration	808	811	844
Obligations associated with acquisitions	8,632	—	—

See accompanying notes to consolidated financial statements.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

QAD Inc., a Delaware corporation (the Company), was founded in 1979 and is a global provider of enterprise resource planning (ERP) software applications for multinational, large and mid-range manufacturing and distribution companies. The Company serves the specific needs of the automotive, consumer products, electronics, food and beverage, industrial and life sciences industries. The Company markets, distributes, implements and supports its products worldwide. QAD Enterprise Applications provide functionality for managing manufacturing resources and operations within and beyond the enterprise, enabling global manufacturers to collaborate with their customers, suppliers and partners to improve delivery performance and reduce production and inventory costs.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All subsidiaries are wholly-owned with the exception of QAD I&I Company Limited (QAD Thailand), in which the Company has 75% ownership. The 25% not owned by the Company is treated as minority interest. The income applicable to the owners of QAD Thailand’s minority interest is recorded to the minority interest liability. All significant transactions among the consolidated entities have been eliminated from the financial statements.

USE OF ESTIMATES

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management, with consideration given to materiality, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and short-term investments with maturities less than 90 days. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Restricted Cash

Restricted Cash consists of cash held in escrow related to the acquisition of Precision Software Limited. See note 2 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

MARKETABLE SECURITIES

The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company classifies its marketable securities as available-for-sale and carries such securities at fair value, and, if applicable, unrealized gains and losses, net of tax, are reported in stockholders’ equity until disposition or maturity.

Marketable securities held in fiscal 2005 and 2006 consisted of auction rate securities which were stated at fair value, were not restricted and were classified as current assets. The cost of the auction rate securities approximates their fair value, with no unrealized or realized gains/losses recorded. Interest was paid as the auction rate notes renewed, which was typically every seven days.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the collection of fees are reasonably assured; (4) the amount of fees to be paid by the customer is fixed or determinable; and (5) no uncertainties exist surrounding product acceptance.

The Company’s typical payment terms vary by region. While most of the Company’s arrangements are within its normal payment terms, it has provided extended terms on occasion. Terms granted are typically less than one year, and the Company has established a positive history of collection without concessions on receivables.

License Revenue.  Provided all other revenue recognition criteria have been met, the Company recognizes license revenue on delivery using the residual method. When a license agreement includes one or more elements to be delivered at a future date, if vendor-specific, objective evidence of the fair value of all undelivered elements exists then the revenue for the undelivered element is deferred. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when the Company has vendor-specific, objective evidence for undelivered elements or when delivery of all elements occurs.

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

Maintenance Revenue.  Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. Over 90% of the Company’s customers renew their software license updates and product support contracts annually.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Services Revenue.  Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts.

At times, the Company’s license and support arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues, because the arrangements qualify as service transactions as defined in SOP 97-2. When the services are determined to not have been sold separately from license and support arrangements, the Company allocates revenue to services based on vendor-specific objective evidence. Revenues for consulting services are generally recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

The Company does, on occasion, enter into fixed-price services. The Company estimates the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, it recognizes revenue on a straight-line basis over the period during which the service are performed. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consultants delivering the services.

When an arrangement does not qualify for separate accounting of the software license and consulting transactions, then software license revenue is, generally, recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method.

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. In assessing whether there is a need for a valuation allowance on deferred tax assets, the Company determines whether it is more likely than not that it will realize tax benefits associated with deferred tax assets. In making this determination, the Company considers future taxable income and tax planning strategies that are both prudent and feasible. The impact on deferred taxes of changes in tax rates and laws, if any, are reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of foreign subsidiaries, which are or will be reinvested indefinitely in such operations. In addition, the Company records accruals for tax contingencies when the likelihood of an unfavorable outcome is probable and estimable.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended January 31,
	2007	2006	2005
	(in thousands, except per share data)

Net income	$7,633	$20,742	$24,483

Weighted average shares of common stock outstanding—basic	32,425	32,707	33,952
Weighted average shares of common stock equivalents issued using the treasury stock method	688	863	1,246

Weighted average shares of common stock and common stock equivalents outstanding—diluted	33,113	33,570	35,198

Basic net income per share	$0.24	$0.63	$0.72

Diluted net income per share	$0.23	$0.62	$0.70

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and stock appreciation rights (SARs) and release of restricted stock using the treasury stock method. Shares of common stock equivalents of approximately 4.0 million, 1.9 million and 0.7 million for fiscal 2007, 2006 and 2005, respectively, were not included in the diluted calculation because they were anti-dilutive.

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

Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement gains for fiscal 2007, 2006 and 2005 totaled $1.7 million, $0.1 million and $0.2 million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value and carrying value of the note payable was approximately $17.5 million at January 31, 2007. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2007 or January 31, 2006.

LONG-LIVED ASSETS

Property and equipment are stated at cost. Additions and significant improvements to property and equipment are capitalized, while maintenance and repairs are expensed. For financial reporting purposes, depreciation is generally provided on the straight-line method over the useful life of three years for computer equipment and software, five years for furniture and office equipment, 10 years for building improvements, and 39 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of five years.

Purchased intangible assets with finite lives, which include customer relationships, trade name and a covenant not to compete, are amortized on a straight-line basis over the estimated economic lives of the assets, which is up to five years. The Company evaluates the recoverability of its long-lived assets, including property and equipment and intangible assets with finite lives, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically reviews applicable assets for triggering events and, if necessary, for impairment in value based upon undiscounted future operating cash flows from those assets. If it is determined that the carrying amount of an asset may not be recovered, appropriate losses are recognized.

Goodwill represents the excess of purchase price over the fair value of net assets of purchased businesses. As required under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is assessed on at least an annual basis for impairment at the reporting unit level by applying a fair value-based test. For further discussion related to SFAS No. 142, see note 4 within these Notes to Consolidated Financial Statements.

CAPITALIZED SOFTWARE COSTS

The Company capitalizes software development costs incurred primarily in connection with the localization and translation of its products once technological feasibility has been achieved based on a working model. The Company also capitalizes software purchased from third parties or through business combinations as acquired software technology, if the related software under development has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing (usually identified as beta testing).

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of Stockholders’ Equity on the Consolidated Balance Sheets. The components of comprehensive income (loss) are net income and foreign currency translation adjustments. The Company does not provide for income taxes on foreign currency translation adjustments since it does not provide for taxes on the unremitted earnings of its foreign subsidiaries. The changes in “Accumulated other comprehensive loss” are included in the Company’s Consolidated Statement of Stockholders’ Equity and Comprehensive Income.

ACCOUNTING FOR STOCK—BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted the provisions of SFAS 123R beginning February 1, 2006 and selected the modified prospective method for adoption. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock options at the grant date requires judgment, including estimating expected dividends, volatility, terms and estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. See Note 11 for a further discussion of the impact of adopting SFAS 123R.

Upon the exercise of stock options or stock appreciation rights or vesting of restricted stock, the Company will issue treasury stock. If treasury stock is not available, the Company will issue new shares of common stock.

RECENT ACCOUNTING STANDARDS

Taxes Collected From Customers

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The provisions of EITF 06-3 are effective for the Company on February 1, 2007. The Company presents the taxes within the scope of EITF 06-3 on a net basis.

Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, No. 109 “Accounting for Income Taxes” (SFAS 109). Effective for the Company beginning February 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements. The potential impact of adoption could be the reduction of certain tax contingency reserves.

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

Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The transition provisions permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted SAB 108 during the fourth quarter of fiscal 2007. In accordance with SAB 108, the Company adjusted its beginning accumulated deficit for fiscal 2007 in the accompanying consolidated financial statements for the item described below. The Company considers this adjustment to be immaterial to prior periods.

The Company adjusted its beginning accumulated deficit for fiscal 2007 related to a correction of an error which was the result of an incorrect establishment of a valuation allowance in the fourth quarter of fiscal 2006. This resulted in an overstatement of tax expense during fiscal 2006.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

2.	BUSINESS COMBINATIONS

The results of operations of the following acquired businesses are included in the Condensed Consolidated Financial Statements from the respective dates of acquisition.

FBO Systems, Inc.

On November 3, 2006, the Company acquired Atlanta, Georgia-based FBO Systems, Inc. (FBOS) a developer and seller of enterprise asset management software. The Company purchased all of the capital stock of FBOS including certain tangible assets and intangible assets comprised of a trade name, customer relationships and all intellectual property rights to FBOS’s enterprise asset management software. The purchase price includes $2.0 million paid in cash at closing, a deferred payment of $0.8 million due February 2007 and contingent performance payments over the next three years based on revenue growth, which will be recorded when determinable beyond a reasonable doubt.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	BUSINESS COMBINATIONS (Continued)

The purchase price of $2.8 million was allocated to net tangible assets acquired of $0.5 million, amortizable intangible assets comprised of intellectual property, trade name, and customer relationships, totaling $1.1 million, deferred tax liability of $0.4 million and goodwill of $1.6 million.

Precision Software Limited

On September 20, 2006, the Company acquired Dublin, Ireland-based Precision Software Limited (Precision), a provider of transportation management software solutions to more than 900 customer sites in 55 countries. Precision has main offices in Ireland and the United States with approximately 100 employees, and will operate as a division of the Company.

The Company acquired all of the capital stock of Precision. The Precision acquisition includes certain tangible assets, and all intangible assets, including a trade name, customer relationships and all intellectual property rights to Precision’s software solutions. At closing, the Company paid $8.1 million in cash, of which $2.6 million was held in escrow contingent upon the completion of an audit of the acquired opening balance sheet. Additionally cash payments of $7.2 million will be made over the next two years.

The purchase price, which includes $0.5 million of acquisition costs, was allocated to net tangible assets acquired of $4.2 million, deferred tax liability of $0.6 million, amortizable intangible assets comprised of intellectual property, trade name and customer relationships, totaling $4.9 million and goodwill of $4.7 million. The current purchase price allocation is preliminary and subject to adjustment based on the final valuation of tax reserves and contingencies.

Bisgen Ltd.

On June 30, 2006, the Company acquired UK-based Bisgen Ltd. (Bisgen). Bisgen develops and sells Customer Relationship Management (CRM) software, marketed under the eBisgen name. The Company acquired all the capital stock of Bisgen, including all intellectual property rights to Bisgen’s CRM software, for approximately $0.9 million. Included in the purchase is contingent consideration whereby the Company will pay a minimum of $0.2 million earn-out to Bisgen based on future license sales related to CRM.

The purchase price of $1.1 million was allocated to goodwill, intellectual property, a restrictive covenant, customer relationships, deferred tax liability and assumed net liabilities. The current purchase price allocation is preliminary and subject to adjustment based on the final valuation of tax reserves and contingencies.

Soft Cell N.V.

In March 2006, the Company acquired the rights to certain assets of Soft Cell N.V. (Soft Cell), a company headquartered in Belgium, including sole ownership of all intellectual property rights owned by Soft Cell that were subject to co-ownership by the Company, as well as ownership of intellectual property rights to certain other related technology, for total consideration of $1.4 million. Specifically, the acquired assets included certain tangible assets and all intangible assets, including all intellectual property rights to all former and current software versions and technology belonging to Soft Cell, the trade name “Soft Cell” and customer relationships. The transaction excluded all debt, outstanding customer claims and other liabilities.

Prior to the acquisition, in fiscal 2006, the Company had purchased co-ownership rights from Soft Cell to certain technology. This purchased technology was technologically feasible at the original purchase date and there were no significant issues related to integration with the Company’s software. The total purchase price for all modules was approximately $3.9 million and payment was due in phases from February 2005 through May 2006. As of March 2006, the Company owed Soft Cell $0.5 million related to the purchased technology.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	BUSINESS COMBINATIONS (Continued)

As part of the acquisition, this amount was forgiven and, as such, the Company lowered the amount previously recorded in capitalized software from $3.9 million to $3.4 million.

The acquired intellectual property is primarily comprised of two versions of Soft Cell financial software, version 3 and version 5, of which version 5 is complementary to the QAD MFG/PRO system. Version 5 has been capitalized as intellectual property and will be amortized over three years, beginning in the period the product is sold to customers.

Because some of the acquired assets were not compatible with the Company’s core business, the Company sold certain acquired assets from Soft Cell to third-parties, including a license to version 3 of the software, customer contracts, the “Soft Cell” trade name and certain fixed assets, for total consideration of $1.1 million. The remaining purchase price was allocated to intellectual property of $0.1 million and goodwill of $0.1 million.

The acquisitions discussed above were not deemed material, either individually or in the aggregate, thus, pro forma supplemental information has not been provided.

3.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at January 31, 2007 and 2006 were as follows:

	January 31,
	2007	2006
	(in thousands)

Capitalized software costs:
Acquired software technology	$9,996	$6,197
Capitalized software development costs	2,639	1,520

	12,635	7,717
Accumulated amortization	(3,004)	(2,466)

Capitalized software costs, net	$9,631	$5,251

Included in capitalized software costs as of January 31, 2007 and January 31, 2006 is $3.5 million and $3.9 million, respectively, of purchased software related to the Soft Cell transactions. Additionally, during the twelve months ended January 31, 2007, the Company capitalized $1.5 million of internal development costs related to this product. The capitalized acquired software and development costs related to the Soft Cell technology will be amortized over three years beginning when the product is sold to customers, which is expected to occur in fiscal 2008. For further explanation of the various transactions with Soft Cell, see note 2 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.

The increase in capitalized software costs from January 31, 2006 to January 31, 2007 is partially due to $0.6 million of software technology acquired from Bisgen Ltd. in the second quarter of fiscal 2007, $3.7 million of software technology acquired from Precision in the third quarter of fiscal 2007 and $0.5 million of software technology acquired from FBOS in the fourth quarter of fiscal 2007. The acquired software technology is amortized using the straight-line method over an estimated useful life of three years.

The change in capitalized software development costs from January 31, 2006 to January 31, 2007 includes $1.2 million of “Capitalized software development costs” being removed from the balance sheet. It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, the corresponding $1.2 million of “Accumulated amortization” was also removed from the balance sheet. These write-offs do not impact “Capitalized software costs, net.”

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	CAPITALIZED SOFTWARE COSTS (Continued)

Amortization of capitalized software costs of $1.7 million in fiscal 2007 and $1.6 million in both fiscal 2006 and 2005 is included in “Cost of license fees” in the accompanying Consolidated Statements of Operations.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

For the applicable reporting units, the changes in the carrying amount of goodwill were as follows (reporting units are defined in note 10 “Business Segment Information” within these Notes to Consolidated Financial Statements):

	North		Asia	Latin
	America	EMEA	Pacific	America	Total
	(in thousands)

Balances, January 31, 2005	$—	$10,477	$285	$790	$11,552
Fiscal 2006 activity:
Realization of acquired deferred tax asset	—	(124)	—	—	(124)
Impact of foreign currency translation	—	(842)	(3)	57	(788)

Balances, January 31, 2006	—	9,511	282	847	10,640
Fiscal 2007 activity:
Acquisitions	3,563	3,563	—	—	7,126
Impact of foreign currency translation	—	1,077	34	(43)	1,068

Balances, January 31, 2007	$3,563	$14,151	$316	$804	$18,834

The increase in goodwill from January 31, 2006 to January 31, 2007 is primarily due to $7.1 million in goodwill recorded in connection with the Soft Cell, Bisgen, Precision and FBOS acquisitions due to the excess of purchase price over estimated fair value of acquired net assets. These acquisitions were made in order to increase the Company’s product offerings and thus the goodwill was allocated evenly between North America and Europe, Middle East and Africa (EMEA) business segments, where the Company’s product fulfillment centers are located. For further explanation of acquisition-related transactions, see note 2 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.

The Company is required to analyze goodwill for impairment on at least an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2007, 2006 and 2005, respectively, and determined that goodwill was not impaired.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

	January 31,	January 31,
	2007	2006
	(in thousands)

Amortizable intangible assets
Customer relationships	$1,430	$—
Trade name	499	—
Covenant not to compete	203	20
Intellectual property	—	100
Other	34	32

	2,166	152
Less: accumulated amortization	(382)	(105)

Net amortizable intangible assets	$1,784	$47

Intangible assets are included in “Other assets, net” in the Company’s Condensed Consolidated Balance Sheets. The increase in amortizable intangible assets from January 31, 2006 to January 31, 2007 is due to intangible assets related to the Bisgen, Precision and FBOS acquisitions. For further discussion of these acquisitions, see note 2 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.

As of January 31, 2007 and January 31, 2006, excluding goodwill, all of the Company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.4 million, $0.3 million and $0.5 million for fiscal year 2007, 2006 and 2005, respectively.

The estimated remaining amortization expenses related to amortizable intangible assets for the years ended January 31, 2008, 2009 and 2010 are $0.7 million, $0.7 million, and $0.4 million, respectively. No additional amortization of these assets is estimated in fiscal 2011 and thereafter.

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2007	2006
	(in thousands)

Accounts receivable, net
Accounts receivable	$72,609	$64,935
Less allowance for:
Doubtful accounts	(1,252)	(1,136)
Sales adjustments	(2,551)	(1,980)

	$68,806	$61,819

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

	January 31,
	2007	2006
	(in thousands)

Other current assets
Deferred cost of revenues	$6,734	$6,319
Prepaid expenses	4,709	3,488
Deferred income taxes, net	2,941	3,073
Other	1,968	1,526

	$16,352	$14,406

Property and equipment, net
Buildings and building improvements	$31,920	$28,695
Computer equipment and software	27,572	31,916
Furniture and office equipment	16,167	16,361
Leasehold improvements	5,671	6,930
Land	3,850	3,850
Automobiles (including under capital lease)	649	315

	85,829	88,067
Less accumulated depreciation and amortization	(43,433)	(47,242)

	$42,396	$40,825

Other assets, net
Deferred income taxes, net	$10,481	$11,828
Other	3,713	2,318

	$14,194	$14,146

Deferred revenue
Deferred maintenance revenue	$73,032	$71,827
Other deferred revenue	4,043	3,487

	$77,075	$75,314

Other current liabilities
Accrued commissions and bonus	$8,032	$6,311
Accrued compensated absences	7,037	6,304
Other accrued payroll	2,428	2,279
Short term deferred payments related to acquisitions	5,037	—
Other current liabilities	15,417	15,915

	$37,951	$30,809

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	LONG-TERM DEBT

	January 31,
	2007	2006
	(in thousands)

Total debt
Notes payable	$17,479	$17,715
Capital lease obligations	64	74

	17,543	17,789
Less current maturities	272	243

Long-term debt	$17,271	$17,546

The aggregate maturities of long-term debt, for each of the next five fiscal years and thereafter are as follows: $0.3 million in fiscal 2008; $0.2 million in fiscal 2009; $0.2 million in fiscal 2010; $0.3 million in fiscal 2011; $0.3 million in fiscal 2012; and $16.2 million thereafter.

Notes Payable

In July 2004, QAD Ortega Hill, LLC, a wholly-owned subsidiary of the Company, entered into a loan agreement with Mid-State Bank & Trust. The loan had an initial principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, the Company will make 119 monthly payments of $115,000 and one final payment of $15.4 million. Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million. The balance of the note payable at January 31, 2007 was $17.5 million.

Credit Facility

Effective April 7, 2005, the Company entered into a new unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (Facility). The maximum amount that can be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, tax, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At January 31, 2007, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% multiplied by the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA.

The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At January 31, 2007, a prime rate borrowing would have had an effective rate of 8.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 6.07%.

As of January 31, 2007 there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)

Current:
Federal	$113	$(572)	$23
State	199	88	163
Foreign	2,898	991	4,070

Subtotal	3,210	507	4,256
Deferred:
Federal	1,195	(1,465)	(5,057)
State	(302)	(4,167)	(523)
Foreign	(298)	(3,275)	(951)

Subtotal	595	(8,907)	(6,531)
Equity	—	3,804	218

Total	$3,805	$(4,596)	$(2,057)

Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)

Computed expected tax expense	$3,889	$5,490	$7,625
State income taxes, net of Federal income tax expense	111	1,548	71
Incremental tax expense (benefit) from foreign operations	(1,603)	(2,154)	(667)
Foreign withholding taxes	729	1,013	1,427
Adjustments to deferred tax assets	(219)	—	(2,298)
Net change in valuation allowance	293	(10,537)	(9,513)
Net change in contingency reserve	94	(989)	—
Non-deductible expenses	366	450	264
Tax payment related to prior years	—	—	1,090
Other	145	583	(56)

	$3,805	$(4,596)	$(2,057)

Consolidated U.S. income before income taxes was $2.3 million, $8.4 million and $9.8 million for the fiscal years ended January 31, 2007, 2006 and 2005, respectively. The corresponding income before income taxes for foreign operations was $9.1 million, $7.7 million, and $12.6 million for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

Withholding and U.S. income taxes have not been provided on approximately $34.7 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INCOME TAXES (Continued)

sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any. The determination of tax associated with the $34.7 million of unremitted earnings is not practicable.

The Company recorded a net increase of $0.1 million and a net release of $1.0 million in tax contingency reserves in fiscal years 2007 and 2006. The $1.0 million net release of the contingency reserve in fiscal 2006 primarily relates to a favorable audit settlement in France in fiscal 2006.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2007	2006
	(in thousands)

Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$575	$459
Accrued vacation	1,522	1,285
Accrued commissions	845	687
Alternative minimum tax (AMT) credits	830	663
Research and development credits	5,077	4,449
Foreign tax credits	209	429
Deferred revenue	2,181	3,509
Depreciation and amortization	164	—
Capitalized software development costs	—	371
Net operating loss carry forwards	18,242	18,233
Stock compensation	1,692	—
Other	747	1,381

Total deferred tax assets	32,084	31,466
Less valuation allowance	(13,899)	(14,026)

Deferred tax assets, net of valuation allowance	$18,185	$17,440

Deferred tax liabilities:
Capitalized software development costs	$682	$—
Depreciation and amortization	—	327
Intangibles	1,345	—
State income taxes	1,555	1,246
Unrecognized capital gain	940	961
Other	241	5

Total deferred tax liabilities	4,763	2,539

Total net deferred tax asset	$13,422	$14,901

Current portion of deferred tax asset, net	2,941	3,073
Non-current portion of deferred tax asset, net	10,481	11,828

Total net deferred tax asset	$13,422	$14,901

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INCOME TAXES (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that certain tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, the Company recorded a tax benefit of $10.5 million during the year ended January 31, 2006, resulting from the reduction of previously recorded valuation allowances against net deferred tax assets. The Company continues to evaluate the realizability of its net deferred tax assets and the need to record a valuation allowance. At January 31, 2007 and 2006, the valuation allowance attributable to deferred tax assets was $13.9 million and $14.0 million, respectively.

The Company has net operating loss carryforwards of $53.7 million and tax credit carryforwards of $5.1 million as of January 31, 2007. The U.S. federal and state net operating loss carryforwards of $5.6 million expire at various expiration dates beginning in fiscal 2012 and foreign net operating loss carryforwards of $48.1 million expire from fiscal year 2008 to unlimited carryover. The U.S. federal and state tax credit carryforwards of $5.1 million expire at various expiration dates beginning in fiscal 2012 for federal and unlimited carryover for state.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes” (SFAS 109). Effective for us beginning February 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. QAD is currently evaluating the impact, if any, that FIN 48 will have on our financial statements. The potential impact of adoption could be the reduction of certain tax contingency reserves.

8.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company matches 75% of the employees’ contributions up to the first four percent of the employee’s salary. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The employer contributions for fiscal 2007, 2006 and 2005 were $1.0 million, $0.9 million and $1.0 million, respectively.

Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 5% to 36.5%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $2.2 million, $1.8 million and $1.7 million during fiscal 2007, 2006 and 2005, respectively.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense was $7.4 million for fiscal 2007, $6.9 million for fiscal 2006 and $7.7 million for fiscal 2005. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2007 are as follows: $8.3 million in fiscal 2008; $6.3 million in fiscal 2009; $3.9 million in fiscal 2010; $2.3 million in fiscal 2011; $1.7 million in fiscal 2012 and $3.3 million in total thereafter. Future minimum rentals to be received under non-cancelable subleases with terms more than one year as of January 31, 2007 are equal to $1.1 million.

Exit Costs

In March 2005, the Company moved its data center from leased office space in Carpinteria, California to its new headquarters in Summerland, California, which resulted in $0.9 million in exit costs. Later in fiscal 2006 and in fiscal 2007, adjustments of $0.2 million and $0.7 million, respectively, were required primarily due to declines in fair market value of estimated sublease income. Although the Company has not secured a sublease agreement with a tenant, it expects to do so in fiscal 2008.

On December 1, 2004, the Company entered into a sublease agreement to sublease approximately 60% of its leased office space in Carpinteria, California, which it vacated when the Company moved to its new offices in Summerland, California. The sublease commenced on December 1, 2004 and ends on the date the Company’s lease terminates with the lessor in August 2011. Under the terms of the sublease agreement, the sublessee shall pay the Company a monthly rental amount which is less than the current monthly lease payment the Company pays to the lessor. In accordance with SFAS 146, the Company expensed the present value of the expected loss from the sublease arrangement. Expense of approximately $0.7 million was incurred in fiscal 2005 and is reflected in the Consolidated Statement of Operations during the period ended January 31, 2005.

Indemnifications

The Company sells software licenses and services to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including, but not limited to, certain time-based and geography-based scope limitations and a right to replace an infringing product.

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

The geographic business segments derive revenue from the sale of licenses, maintenance and services to third party customers. License revenue is assigned to the regions based on the proportion of commission earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

Operating income (loss) attributable to each business segment is based on management’s assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by the Company’s manufacturing operations at the price charged to the distribution operation. Income from manufacturing operations and costs of research and development are included in the corporate operating segment.

Identifiable assets and capital expenditures are assigned by geographic region based on the location of each legal entity. This is in contrast to depreciation and amortization expense, which is allocated both to corporate and the geographic regions based on management’s assignment of costs.

As the Company’s headquarters are located in the United States, a significant amount of corporate assets are assigned to the North America region. Capital expenditures within the North America region included $2.1 million and $6.6 million in fiscal 2006 and 2005, respectively, related to the construction of and building improvements for the Company headquarters.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	BUSINESS SEGMENT INFORMATION (Continued)

	Years Ended January 31,
	2007	2006	2005
	(in thousands)

Revenue:
North America	$101,983	$94,127	$97,726
EMEA	78,641	76,287	85,188
Asia Pacific	38,500	40,232	34,638
Latin America	16,463	14,848	13,654

	$235,587	$225,494	$231,206

Operating income (loss):
North America	$18,974	$16,760	$19,300
EMEA	87	(205)	2,057
Asia Pacific	2,639	2,469	1,650
Latin America	(519)	(496)	79
Corporate	(13,034)	(2,745)	300

	$8,147	$15,783	$23,386

Depreciation and amortization:
North America	$486	$500	$460
EMEA	1,995	1,332	1,672
Asia Pacific	823	607	648
Latin America	390	412	225
Corporate	4,493	4,469	4,536

	$8,187	$7,320	$7,541

Capital expenditures:
North America	$2,880	$4,935	$9,210
EMEA	784	815	780
Asia Pacific	816	1,260	457
Latin America	151	215	130

	$4,631	$7,225	$10,577

	January 31,
	2007	2006
	(in thousands)

Identifiable assets:
North America	$126,633	$125,222
EMEA	70,489	51,816
Asia Pacific	21,051	21,955
Latin America	8,844	8,065

	$227,017	$207,058

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STOCK-BASED INCENTIVE COMPENSATION PLANS

Employee Equity Award Agreements

Stock Plans

On June 7, 2006, the shareholders approved the QAD Inc. 2006 Stock Incentive Program (2006 Program). The 2006 Program replaces the QAD 1997 Stock Incentive Program (1997 Program). Concurrently, the shareholders authorized a maximum of 5.3 million shares to be issued under the 2006 Program — 4 million newly authorized shares and 1.3 million shares previously authorized for use in the 1997 Program. The 2006 Program allows for incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, SARs, and other stock rights. As of January 31, 2007, 3.7 million shares were available for issuance.

After the 2006 Program was adopted in June 2006, the Company began issuing all equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. In addition, the dilution effect of SARs on the Company’s stock is less than traditional stock options. Stock compensation expense, as required under SFAS 123R, is the same for stock-settled SARs and stock options.

At January 31, 2007, there were 4.0 million non-statutory stock options outstanding under the 1997 Program. Effective with the adoption of the 2006 Program, no further awards were granted using the 1997 Program. The 1997 Program replaced the QAD Inc. 1994 Stock Incentive Program (the 1994 Program). At January 31, 2007, there were 80,000 non-statutory stock options outstanding under the 1994 Program. No action was taken on these non-statutory stock options and they expired on February 1, 2007.

Under the 1997 Program and the 2006 Program, non-statutory stock options and SARs (equity awards) have generally been granted for a term of eight years. Under the 1994 Program, non-statutory stock options were generally granted for a term of ten years. Under all three programs, non-statutory stock options and SARs generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. Under the 2006 Program and 1997 Program, awards of non-statutory stock options and SARs to non-employee directors generally vest over three years and are contingent upon providing services to the Company.

Under all three programs, officers, directors, employees, consultants and other independent contractors or agents of the Company or subsidiaries of the Company who are responsible for or contribute to the management, growth or profitability of its business are eligible for selection by the program administrators to participate. However, incentive stock options granted under the 2006 Program or the 1997 Program may only be granted to a person who is an employee of the Company or one of its subsidiaries.

The Company adopted SFAS 123R beginning February 1, 2006. The Company has elected the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods’ results have not been restated to reflect the impact of SFAS 123R. Under this method, the Company is required to recognize stock-based compensation for all new awards that are granted on or subsequent to February 1, 2006 and all previously granted awards that vest on or subsequent to February 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant. Under SFAS 123R, stock-based awards granted prior to the adoption date will be expensed over the remaining portion of their vesting period. These awards will be expensed under a straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STOCK-BASED INCENTIVE COMPENSATION PLANS (Continued)

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes model to determine the fair value of stock-based awards on the date of grant. For stock-based awards granted on or after February 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, with 25% vesting each year of the four-year vesting period.

In accordance with SFAS 123R, beginning in the first quarter of fiscal 2007, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as a cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. This requirement reduces the amounts the Company records as net cash provided by operating activities and increases net cash provided by financing activities. Total cash flow remains unchanged from what would have been reported under prior accounting rules. There were no excess tax benefits recorded for options exercised in the year ended January 31, 2007, as those tax benefits were not realized as a reduction to income taxes payable.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures during the year ended January 31, 2007, such that the amount of expense recorded represents expense related to only those stock-based awards that are expected to ultimately vest.

The weighted average assumptions used to value the option grants, SARs and the employee stock purchase plan (ESPP) are shown in the following table. As the ESPP was terminated effective January 1, 2006, no data is provided for the year ended January 31, 2007.

	Years Ended January 31,
	2007		2006		2005
	Stock		Stock		Stock
	Options /SARs	ESPP	Options	ESPP	Options	ESPP

Expected life in years(1)	5.22	—	5.0	0.25	5.38	0.25
Risk free interest rate(2)	4.93%	—	4.24%	3.68%	3.87%	1.61%
Volatility(3)	71%	—	81%	32%	96%	82%
Dividend rate(4)	1.30%	—	1.28%	1.28%	0.9%	0.9%

(1)	The expected life of stock options granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the option.

(4)	The Company expects to continue paying quarterly dividends at the same rate it has over the last year.

In the year ended January 31, 2007, the Company recognized stock-based compensation expense of $5.5 million which reduced gross profit by $1.0 million, increased operating expenses by $4.5 million and reduced net income by $3.8 million, or $0.12 per basic share net of tax and $0.11 per diluted share net of tax.

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

Compensation—Transition and Disclosure” as if the fair value method had been applied. If this method had been used, the Company’s net income and earnings per share for the years ended January 31, 2006 and 2005 would have been adjusted to the pro forma amounts below (in thousands except per share data):

	Years Ended January 31,
	2006	2005

Net income as reported	$20,742	$24,483
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	69	52
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,277	2,885

Pro forma net income	$17,534	$21,650

Net income per share:
As reported:
Basic	$0.63	$0.72
Diluted	0.62	0.70
Pro forma:
Basic	$0.54	$0.64
Diluted	0.52	0.62

The following table summarizes the activity for outstanding equity awards for the year ended January 31, 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Equity Awards	Exercise Price	Contractual Term	Intrinsic Value
	(‘000s)	per share	(years)	(000s)

Outstanding at January 31, 2006	5,141	$7.17	5.45
Granted	1,740	7.25
Exercised(1)	(607)	3.43
Expired	(237)	11.19
Forfeited	(403)	7.87

Outstanding at January 31, 2007	5,634	$7.38	5.39	$7,472

Vested and expected to vest at January 31, 2007(2)	4,930	$7.32	5.13	$7,079

Vested and exercisable at January 31, 2007	2,328	$6.57	3.81	$5,670

(1)	The equity awards exercised include 46,000 options that were withheld by the Company to pay the exercise price and the income taxes payable by the option holder.

(2)	The expected to vest equity awards are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2007 and the exercise price for in-the-money options) that would have been received by the option holders if all options had

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STOCK-BASED INCENTIVE COMPENSATION PLANS (Continued)

been exercised on January 31, 2007. The total intrinsic value of options exercised in the years ended January 31, 2005, 2006 and 2007 was $5.2 million, $2.9 million and $2.7 million, respectively. The weighted average grant date fair value per share of options granted in the years ended January 31, 2007, 2006 and 2005 was $4.12, $4.85 and $7.55, respectively. The total fair value of options vested during the years ended January 31, 2005, 2006 and 2005 was $5.0 million, $4.1 million and $1.8 million, respectively. During the year ended January 31, 2007, the Company granted 1.7 million stock settled SARs, which are included in the table above. As of January 31, 2007, 1.6 million SARs were outstanding with a weighted average remaining contractual term of 7.23 years and an aggregate intrinsic value of $1.3 million.

At January 31, 2007, there was approximately $10.1 million of total unrecognized compensation cost related to unvested stock options and unvested SARs and $0.1 million of total unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.95 years.

Net cash received from option exercises for the year ended January 31, 2007 was $1.7 million.

12.	STOCKHOLDERS’ EQUITY

Stock Repurchase

In May 2006, the Company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock. For the twelve months ended January 31, 2007, the Company repurchased approximately 794,000 shares of its common stock at an average repurchase price of $7.56 per share, including fees. As a result, stockholders’ equity was reduced for the twelve months ended January 31, 2007 by $6.0 million.

On May 26, 2005, the Company purchased from Recovery Equity Investors II, L.P. (“REI”), a Delaware limited partnership, 2 million shares of the Company’s common stock for $7.40 per share for a total purchase price of $14.8 million. Prior to the transaction, REI owned 3,002,778 shares of the Company’s common stock.

On June 15, 2004, the Company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock. For the twelve months ended January 31, 2005, the Company repurchased approximately 742,000 shares of its common stock at an average repurchase price of $7.52 per share, including fees. As a result, stockholders’ equity was reduced for the twelve months ended January 31, 2005 by $5.6 million. The open market stock repurchase program expired on June 15, 2005. No shares were repurchased under the program in fiscal 2006.

Dividends

On June 15, 2004, the Company’s Board of Directors approved a one-time special dividend of $0.10 per share of common stock payable August 10, 2004 to the Company’s shareholders of record at the close of business on July 19, 2004. In addition, the Company’s Board of Directors approved an initial quarterly cash dividend of $0.025 per share of common stock. In each subsequent quarter in fiscal 2005, 2006 and 2007, the Board has continued to approve quarterly dividends of $0.025 per share of common stock.

Additionally, during the third quarter of fiscal 2007 the Company paid a $0.2 million dividend to the minority shareholders in its Thailand subsidiary.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	OTHER (INCOME) EXPENSE, NET

In August 2005, the Company received a payment related to a dispute of $0.5 million from an insurance company that represented a former QAD country manager. In return for the payment, the Company dropped all claims against the former country manager and certain third-parties. The dispute is related to activities in 1997 in a location outside of the United States. The payment is included in “Other (income) expense, net” in the Company’s fiscal 2006 Consolidated Statement of Operations.

14.	QUARTERLY INFORMATION (Unaudited)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)

Fiscal 2007
Total revenue	$53,407	$58,367	$57,324	$66,489
Gross profit	31,802	35,422	34,161	40,685
Operating income	389	1,240	1,264	5,254
Net income	1,409	1,120	947	4,157
Basic net income per share	$0.04	$0.03	$0.03	$0.13
Diluted net income per share	0.04	0.03	0.03	0.13
Fiscal 2006
Total revenue	$55,984	$58,042	$51,412	$60,056
Gross profit	33,382	35,728	30,383	37,296
Operating income	3,265	4,241	2,897	5,380
Net income(1)	2,503	3,847	2,688	11,704
Basic net income per share	$0.07	$0.12	$0.08	$0.36
Diluted net income per share	0.07	0.12	0.08	0.35

(1)	Fiscal 2006 first, second and fourth quarter results include tax benefits attributable to the reversal of deferred tax asset valuation allowances and contingency reserves of $0.4 million, $0.4 million and $10.7 million, respectively.

SCHEDULE II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged			Impact of
	Balance at	(Credited) to			Foreign	Balance at
	Beginning of	Statement of			Currency	End of
	Period	Operations	Deletions	Acquisitions	Translation	Period

Year ended January 31, 2005
Allowance for doubtful accounts	$1,687	$(32)	$(625)	$—	$63	$1,093
Allowance for sales adjustments	3,258	289	(1,101)	—	143	2,589

Total allowances	$4,945	$257	$(1,726)	$—	$206	$3,682

Year ended January 31, 2006
Allowance for doubtful accounts	1,093	441	(423)	—	25	1,136
Allowance for sales adjustments	2,589	(77)	(561)	—	29	1,980

Total allowances	$3,682	$364	$(984)	$—	$54	$3,116

Year ended January 31, 2007
Allowance for doubtful accounts	1,136	365	(250)	—	1	1,252
Allowance for sales adjustments	1,980	264	(239)	520	26	2,551

Total allowances	$3,116	$629	$(489)	$520	$27	$3,803

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2007.

QAD Inc.

By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker Pamela M. Lopker	Chairman of the Board, President	April 16, 2007

/s/ Karl F. Lopker Karl F. Lopker	Director, Chief Executive Officer (Principal Executive Officer)	April 16, 2007

/s/ Daniel Lender Daniel Lender	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 16, 2007

/s/ Scott Adelson Scott Adelson	Director	April 16, 2007

/s/ Peter R. Van Cuylenburg Peter R. van Cuylenburg	Director	April 16, 2007

/s/ Tom O’Malia Tom O’Malia	Director	April 16, 2007

/s/ Barry Patmore Barry Patmore	Director	April 16, 2007

INDEX OF EXHIBITS

EXHIBIT
NUMBER	EXHIBIT TITLE

3.1	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997(1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on June 19, 1997(1)
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on July 29, 2005(22)
3.4	Bylaws of the Registrant(1)
4.1	Specimen Stock Certificate(1)
10.1	QAD Inc. 1994 Stock Ownership Program(1)
10.2	QAD Inc. 1997 Stock Incentive Program(1)
10.3	Form of Indemnification Agreement with Directors and Executive Officers(1)
10.4	Master License Agreement between the Registrant and Progress software Corporation dated June 30, 1995(1)†
10.5	Lease Agreement between the Registrant and Matco Enterprises, Inc. for Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria, California dated November 30, 1992(1)
10.6	First Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites C and H located at 5464 Carpinteria Ave., Carpinteria, California dated September 9, 1993(1)
10.7	Second Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.8	Third Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)
10.9	Fourth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave., Carpinteria, California dated February 15, 1994(1)
10.10	Fifth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. or Suites G and E located at 5464 Carpinteria Ave., Carpinteria, California dated September 12, 1994(1)
10.11	Sixth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites A, B, D, F and H, and Room A located at 5464 Carpinteria Ave., Carpinteria, California dated October 30, 1996(1)
10.12	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.13	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 3 through 8 located at 6430 Via Real, Carpinteria, California dated November 30, 1993(1)
10.14	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30,1993(1)
10.15	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for 6450 Via Real, Carpinteria, California dated November 30, 1993(1)
10.16	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.17	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 1 through 5 located at 6460 Via Real, Carpinteria, California dated November 30, 1993(1)
10.18	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.19	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 7 and 8 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)

EXHIBIT
NUMBER	EXHIBIT TITLE

10.20	Lease Agreement between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.21	Addendum to Lease between the Registrant and William D. and Edna J. Wright dba South Coast Business Park for Suites 9 and 10 located at 6440 Via Real, Carpinteria, California dated September 8, 1995(1)
10.22	Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)
10.23	Amendment to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated April 26, 1994(1)
10.24	Second Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners, LP III, dated May 30, 1995(1)
10.25	Third Amendment to Multi-Tenant Lease Agreement between the Registrant and EDB Property Partners L.P. I dated November 30, 1995(1)
10.26	Agreement and Plan of Merger between QAD California and the Registrant dated July 8, 1997(1)
10.27	Standard Industrial Commercial Multi-Tenant Lease — Modified Net dated as of December 29, 1997 between the Registrant and CITO Corp.(2)
10.28	Lease Agreement between the Registrant and Goodaston Limited for Unit 1 Phase 8 Business Park, The Waterfront Merry Hill, West Midlands, United Kingdom, dated April 30, 1996(2)
10.29	Eight Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites I, K, L, C, J and Basement Room B located at 5464 Carpinteria Avenue, Carpinteria, California dated February 18, 1999(4)
10.30	Stock Purchase Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.31	Registration Rights Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)
10.32	Stock Purchase Agreement between the Registrant and Enterprise Engines, Inc. dated December 15, 1999(5)
10.33	Non-Competition Agreement between the Registrant and David A. Taylor and Enterprise Engines, Inc. dated December 15, 1999(5)
10.34	Ninth Amendment to office lease between the Registrant and Matco Enterprises, Inc. for Suites G an E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 23, 1999(5)
10.35	Third Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.36	Fourth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.37	Fifth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)
10.38	Tenth Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 1, 2000(7)
10.39	Eleventh Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites I, J, K and L located at 5464 Carpinteria Avenue, Carpinteria, California dated November 16, 2000(7)
10.40	Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated September 8, 2000(7)
10.41	SanFrancisco Technology License Agreement between the Registrant and International Business Machines Corporation dated November 30, 1999(8)†
10.42	Lease Agreement between the Registrant and The Wright Family C Limited Partnership for Building A located at 6410 Via Real, Carpinteria, California dated February 10, 2001(9)

EXHIBIT
NUMBER	EXHIBIT TITLE

10.43	Lease Renewal Letter dated February 21, 2001, related to Multi-Tenant Office Lease Agreement between the Registrant and EDB Property Partners, LP III, successor to Laurel Larchmont Office, Inc. located at 10,000 Midlantic Drive, Mt. Laurel, New Jersey dated December 29, 1993(1)(9)
10.44	First Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated December 13, 2001(10)
10.45	Lease Agreement between the Registrant and Vof Forward Erenha for office space located at Beechavenue 125, 1119 RB Schiphol Rijk, The Netherlands, dated December 24, 2001(11)
10.46	Architectural Services Agreement between the Registrant and Lenvik & Minor Architects dated May 29, 2002(12)
10.47	Master Services Agreement between the Registrant and Equant, Inc. dated June 6, 2002(†)(12)
10.48	Consulting Agreement between the Registrant and Ove Arup & Partners California dated June 12, 2002(12)
10.49	Second Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated July 31, 2002(12)
10.50	Lease Termination Agreement between the Registrant and Brandywine Operating Partnership, L.P. dated September 19, 2002(13)
10.51	Contractor agreement between the Registrant and Melchiori Construction Company dated October 30, 2002(13)
10.52	Agreement for Interior Design Services between the Registrant and DMJM Rottet dated October 30, 2002(13)
10.53	Stock and Asset Purchase Agreement by and among BDM International, Inc., TRW Integrated Supply Chain Solutions GMBH, TRW Integrated Supply Chain Solutions, Inc. and TRW Inc. on the one hand and Pistach EMEA Holdings, B.V. and QAD Inc. on the other hand dated November 12, 2002(†)(14)
10.54	Agreement for Landscaping and Improvements between the Registrant and the County of Santa Barbara dated November 1, 2002(15)
10.55	Construction Loan Agreement between the Registrant and Santa Barbara Bank & Trust dated November 18, 2002(15)
10.56	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated March 18, 2003(15)
10.57	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation effective as of April 29, 2003(16)
10.58	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 28, 2004(17)
10.59	Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004(18)
10.60	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of October 31, 2004(19)
10.61	Sublease agreement between the Registrant and Somera Communications Inc. dated November 29, 2004(19)
10.62	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of March 21, 2005(19)
10.63	Loan Agreement between the registrant and Comerica Bank effective as of April 7, 2005(19)
10.64	Termination letter of the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 6, 2005(19)
10.65	First Amendment to the loan agreement between the Registrant and Comerica Bank effective as of May 9, 2005(20)
10.66	Agreement on the sale of a business between the Registrant and NV Soft Cell dated March 20, 2006(21)
10.67	Lease Agreement between the Registrant and Brandywine Operating Partnership, L.P. dated April 4, 2006(21)

EXHIBIT
NUMBER	EXHIBIT TITLE

10.68	QAD Inc. 2006 Stock Incentive Program(23)
10.69	Technical Services Agreement between the Registrant and Vincent P. Niedzielski effective March 12, 2007
10.70	Settlement and Release Agreement between the Registrant and Vincent P. Niedzielski dated March 14, 2007
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-28441)

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1999 filed April 30, 1999 (Commission File No. 0-22823)

(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 1999 filed June 14, 1999 (Commission No. 0-22823)

(4)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 1999 filed September 14, 1999 (Commission No. 0-22823)

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000 (Commission No. 0-22823)

(6)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2000 filed June 13, 2000 (Commission No. 0-22823)

(7)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2000 filed December 15, 2000 (Commission No. 0-22823)

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001 (Commission No. 0-22823)

(9)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2001 filed June 14, 2001 (Commission No. 0-22823)

(10)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October, 31, 2001 filed December 14, 2001 (Commission No. 0-22823)

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 (Commission No. 0-22823)

(12)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 2002 filed September 15, 2002 (Commission No. 0-22823)

(13)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2002 filed December 14, 2002 (Commission No. 0-22823)

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 27, 2002 (Commission No. 0-22823)

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003 (Commission No. 0-22823)

(16)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2003 (Commission No. 0-22823)

(17)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2004 (Commission No. 0-22823)

(18)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 2004 (Commission No. 0-22823)

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005 (Commission No. 0-22823)

(20)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2005 (Commission No. 0-22823)

(21)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2006 (Commission No. 0-22823)

(22)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 2006 (Commission No. 0-22823)

(23)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-137417)

(†)	Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.