Form 10-Q
period 2007-04-30
QAD INC
filed 2007-06-12
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
The number of shares outstanding of the issuer’s common stock as of June 1, 2007 was 32,575,962.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2007	2007
Assets
Current assets:
Cash and equivalents	$55,463	$54,192
Restricted cash	2,612	2,612
Accounts receivable, net	54,984	68,806
Other current assets	18,357	16,352

Total current assets	131,416	141,962

Property and equipment, net	42,451	42,396
Capitalized software costs, net	9,702	9,631
Goodwill	19,898	18,834
Other assets, net	14,885	14,194

Total assets	$218,352	$227,017

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$262	$272
Accounts payable	8,975	11,662
Deferred revenue	74,220	77,075
Other current liabilities	31,454	37,951

Total current liabilities	114,911	126,960

Long-term debt	17,223	17,271
Other liabilities	6,589	4,756
Minority interest	—	672

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,354,225 and 35,351,923 shares at April 30, 2007 and January 31, 2007, respectively	35	35
Additional paid-in capital	130,280	128,757
Treasury stock, at cost (2,747,513 and 3,061,400 shares at April 30, 2007 and January 31, 2007, respectively)	(20,522)	(22,870)
Accumulated deficit	(24,164)	(21,216)
Accumulated other comprehensive loss	(6,000)	(7,348)

Total stockholders’ equity	79,629	77,358

Total liabilities and stockholders’ equity	$218,352	$227,017

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30,
	2007	2006

License fees	$10,197	$10,291
Maintenance and other	31,037	30,190
Services	15,410	12,926

Total revenue	56,644	53,407

Costs and expenses:
Cost of license fees	1,863	1,661
Cost of maintenance, service and other revenue	22,919	19,944
Sales and marketing	16,093	15,631
Research and development	10,443	9,373
General and administrative	8,127	6,399
Amortization of intangibles from acquisitions	211	10

Total costs and expenses	59,656	53,018

Operating (loss) income	(3,012)	389

Other (income) expense:
Interest income	(585)	(659)
Interest expense	319	310
Other (income) expense, net	(76)	(1,384)

Total other (income) expense	(342)	(1,733)

(Loss) income before income taxes	(2,670)	2,122
Income tax (benefit) expense	(778)	713

Net (loss) income	$(1,892)	$1,409

Basic net (loss) income per share	$(0.06)	$0.04

Diluted net (loss) income per share	$(0.06)	$0.04

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(1,892)	$1,409
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,185	1,749
Provision for doubtful accounts and sales adjustments	243	156
(Gain) loss on disposal of property and equipment	(56)	1
Excess tax benefits from share-based payment arrangements	—	(358)
Exit costs	—	112
Stock compensation expense	1,477	1,283
Other, net	(120)	2
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,716	19,079
Other assets	26	(1,696)
Accounts payable	(3,289)	(1,081)
Deferred revenue	(4,091)	(3,912)
Other liabilities	(7,180)	(5,555)

Net cash provided by operating activities	1,019	11,189
Cash flows from investing activities:
Purchase of property and equipment	(1,209)	(1,319)
Capitalized software costs	(447)	(213)
Acquisition of businesses, net of cash acquired	(95)	(1,067)
Proceeds from sale of property and equipment	57	159

Net cash used in investing activities	(1,694)	(2,440)
Cash flows from financing activities:
Repayments of debt	(61)	(78)
Proceeds from issuance of common stock	1,433	526
Excess tax benefits from share-based payment arrangements	—	358
Changes in cash overdraft	(423)	1,307
Dividends paid	(810)	(815)

Net cash provided by financing activities	139	1,298

Effect of exchange rates on cash and equivalents	1,807	(1,043)

Net increase in cash and equivalents	1,271	9,004

Cash and equivalents at beginning of period	54,192	59,971

Cash and equivalents at end of period	$55,463	$68,975

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial information contained therein. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2007 of QAD Inc. (QAD or the Company). The results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.
RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform to current year presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Taxes Collected From Customers
In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The provisions of EITF 06-3 are effective for the Company on February 1, 2007. The Company presents taxes within the scope of EITF 06-3 on a net basis.
Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Effective for the Company beginning February 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48 the Company recognized a cumulative effect adjustment of $0.7 million to the opening balance of retained earnings. See note 9 “Income Taxes” within these notes to Condensed Consolidated Financial Statements for additional information.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company on February 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial statements.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. COMPUTATION OF NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended
	April 30,
	2007	2006
	(in thousands, except per share data)
Net (loss) income	$(1,892)	$1,409

Weighted average shares of common stock outstanding — basic	32,426	32,621

Weighted average shares of common stock equivalents issued using the treasury stock method	—	801

Weighted average shares of common stock and common stock equivalents outstanding — diluted	32,426	33,422

Basic net (loss) income per share	$(0.06)	$0.04

Diluted net (loss) income per share	$(0.06)	$0.04

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and stock appreciation rights (SARs) using the treasury stock method. Shares of common stock equivalents of approximately 4.1 million and 3.3 million for the three months ended April 30, 2007 and 2006, respectively, were not included in the diluted calculation because they were anti-dilutive.
4. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive (loss) income are as follows:

	Three Months Ended
	April 30,
	2007	2006
	(in thousands)

Net (loss) income	$(1,892)	$1,409
Foreign currency translation adjustments	1,348	(1,091)

Comprehensive (loss) income	$(544)	$318

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. BUSINESS COMBINATIONS
The results of operations of the following acquired businesses are included in the Condensed Consolidated Financial Statements from the respective dates of acquisition.
FBO Systems, Inc.
On November 3, 2006, the Company acquired Atlanta, Georgia-based FBO Systems, Inc. (FBOS) a developer and seller of enterprise asset management software. The Company purchased all of the capital stock of FBOS including certain tangible assets and intangible assets comprised of a trade name, customer relationships and all intellectual property rights to FBOS’s enterprise asset management software. The purchase price includes $2.0 million paid in cash at closing, a deferred payment of $0.8 million paid February 2007 and contingent performance payments over the next three years based on revenue growth, which will be recorded when determinable beyond a reasonable doubt.
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
The Company acquired all of the capital stock of Precision. The Precision acquisition includes certain tangible assets, and all intangible assets, including a trade name, customer relationships and all intellectual property rights to Precision’s software solutions. At closing, the Company paid $8.1 million in cash, of which $2.6 million was held in escrow contingent upon the completion of an audit of the acquired opening balance sheet. Additional cash payments of $7.2 million will be made over the next two years.
The purchase price including $0.5 million of acquisition costs was allocated to net tangible assets acquired of $4.2 million, deferred tax liability of $0.6 million, amortizable intangible assets comprised of intellectual property, trade name and customer relationships, totaling $4.9 million and goodwill of $4.7 million. The current purchase price allocation is preliminary and subject to adjustment based on the final determination of the amount to be released from escrow.
Bisgen Ltd.
On June 30, 2006, the Company acquired UK-based Bisgen Ltd. (Bisgen). Bisgen develops and sells Customer Relationship Management (CRM) software, marketed under the eBisgen name. The Company acquired all the capital stock of Bisgen, including all intellectual property rights to Bisgen’s CRM software, for approximately $0.9 million. Included in the purchase is contingent consideration whereby the Company will pay an earn-out to Bisgen based on future license sales related to CRM, of which a minimum of $0.2 million is guaranteed.
The purchase price of $1.1 million was allocated to goodwill, intellectual property, a restrictive covenant, customer relationships, deferred tax liability and assumed net liabilities.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. BUSINESS COMBINATIONS (Continued)
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
The acquired intellectual property is primarily comprised of two versions of Soft Cell financial software, version 3 and version 5, of which version 5 is complementary to the QAD applications. Version 5 has been capitalized as intellectual property and will be amortized over three years, beginning in the period the product is sold to customers.
The Company sold certain acquired assets from Soft Cell to third-parties, including a license to version 3 of the software, customer contracts, the “Soft Cell” trade name and certain fixed assets, for total consideration of $1.1 million. The remaining purchase price was allocated to intellectual property and goodwill.
The acquisitions discussed above were not deemed material, either individually or in the aggregate, thus, pro forma supplemental information has not been provided.
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at April 30, 2007 and January 31, 2007 were as follows:

	April 30,	January 31,
	2007	2007
	(in thousands)

Capitalized software costs:
Acquired software technology	$9,284	$9,996
Capitalized software development costs	2,891	2,639

	12,175	12,635
Accumulated amortization	(2,473)	(3,004)

Capitalized software costs, net	$9,702	$9,631

The acquired software technology costs primarily relate to technology purchased from Precision and Soft Cell. In addition to the acquired software technology from the Soft Cell purchase, the Company has capitalized internally developed software costs related to the Soft Cell technology of $1.8 million and $1.4 million as of April 30, 2007 and January 31, 2007, respectively.
The capitalized acquired software and development costs related to the Soft Cell technology will be amortized over three years beginning when the product is sold to customers, which is expected to occur in fiscal 2008. For further explanation of the various transactions with Soft Cell N.V., see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. CAPITALIZED SOFTWARE COSTS (Continued)
The change in capitalized software development costs from January 31, 2007 to April 30, 2007 includes $1.1 million of “Capitalized software development costs” being removed from the balance sheet. It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, the corresponding $1.1 million of “Accumulated amortization” was also removed from the balance sheet. These write-offs do not impact “Capitalized software costs, net.”
Amortization of capitalized software costs was $0.5 million and $0.3 million for the three months ended April 30, 2007 and April 30, 2006, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the three months ended April 30, 2007, by reporting unit, were as follows (reporting unit regions are defined in note 12 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North		Asia
	America	EMEA	Pacific	Latin America	Total
	(in thousands)

Balances, January 31, 2007	$3,563	$14,151	$316	$804	$18,834

Additions	23	23	286	—	332

Impact of foreign currency translation	—	710	18	4	732

Balances, April 30, 2007	$3,586	$14,884	$620	$808	$19,898

The additions to goodwill for the three months ended April 30, 2007 were primarily due to $0.3 million in goodwill related to the Company’s Thailand subsidiary. On April 19, 2007 the minority shareholders exercised their put option to sell their shares to the Company representing 25% ownership in the Thailand subsidiary at fair value. As of April 30, 2007, the Company has accrued the preliminary fair value of the liability for the put option and the parties have 90 days to finalize the option price. The fair value of the put option is subject to change based on the final audit outcome of the fiscal 2007 statutory accounts of the Thailand subsidiary.
The Company is required to analyze goodwill for impairment on at least an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period.
Intangible Assets

	April 30,	January 31,
	2007	2007
	(in thousands)

Amortizable intangible assets
Customer relationships	$1,466	$1,430
Trade name	522	499
Covenant not to compete	206	203
Other	36	34

	2,230	2,166

Less: accumulated amortization	(611)	(382)

Net amortizable intangible assets	$1,619	$1,784

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. GOODWILL AND INTANGIBLE ASSETS (Continued)
Other intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of April 30, 2007 and January 31, 2007, all of the Company’s intangible assets, excluding goodwill, were determined to have definite useful lives, and therefore were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $214,000 and $11,000 for the three months ended April 30, 2007 and 2006, respectively. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2008, 2009 and 2010 is $0.5 million, $0.7 million, and $0.4 million, respectively. No additional amortization of these assets is estimated in fiscal 2011 and thereafter.
8. LONG-TERM DEBT

	April 30,	January 31,
	2007	2007
	(in thousands)
Total debt
Notes payable	$17,431	$17,479
Capital lease obligations	54	64

	17,485	17,543
Less current maturities	262	272

Long-term debt	$17,223	$17,271

Notes Payable
In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal balance of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. Over the term of the loan, the Company shall make 119 monthly principal and interest payments of $115,000 and one final principal payment of $15.4 million, and the loan matures in July 2014.
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (Facility). The maximum amount that may be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At April 30, 2007, the maximum that could have been borrowed under the facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA.
The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and minimum cash balance in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At April 30, 2007, a prime rate borrowing would have had an effective rate of 8.00% and a 30 day LIBOR borrowing would have had an effective rate of approximately 6.07%.
As of April 30, 2007, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. INCOME TAXES
Effective at the beginning of the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax position as the largest amount that is more than 50% likely of being realized upon ultimate settlement. A tax benefit from an uncertain tax position was previously recognized if it was probable of being sustained.
As a result of the implementation of FIN 48, the Company decreased the liability for net unrecognized tax benefits by $0.7 million, and accounted for the decrease as a cumulative effect of a change in accounting principle that resulted in a decrease in accumulated deficit of $0.7 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $2.0 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. The Company historically classified contingencies related to taxes in current taxes payable. The Company expects that during the next twelve months it is reasonably possible that unrecognized tax benefit liabilities will decrease by $0.1 million. As a result of the adoption, $1.9 million will be reclassified to long-term income taxes payable as the amounts are not anticipated to be settled within the next twelve months.
The Company’s policy is to include interest and penalties related to unrecognized tax contingencies within the provision for taxes on the consolidated condensed statements of income. As of the date of adoption of FIN 48, the Company had accrued approximately $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits.
The Company files U.S. federal, U.S. state and foreign tax returns and those returns are subject to audit by various tax authorities. The years that may be subject to examination will vary by jurisdiction due to different statute of limitation expiration dates. As of January 31, 2007, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are:

United States — federal	Fiscal years ended January 31, 2002 and later
United States — states	Fiscal years ended January 31, 2002 and later
Australia	Fiscal years ended January 31, 2002 and later
France	Fiscal years ended January 31, 2004 and later
Ireland	Fiscal years ended January 31, 1999 and later
Netherlands	Fiscal years ended January 31, 2002 and later
United Kingdom	Fiscal years ended January 31, 2004 and later
The Company reasonably expects that the unrecognized long-term tax liabilities will not materially change during the next twelve months.
10. STOCKHOLDERS’ EQUITY
Stock Based Compensation
On February 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which requires recognition of stock-based compensation expense for all equity awards using the fair-value measurement method.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCKHOLDERS’ EQUITY (Continued)
In the three months ended April 30, 2007, the Company recognized stock-based compensation expense of $1.5 million which reduced gross profit by $0.3 million, increased operating expenses by $1.2 million and reduced net income by $1.0 million, or $0.03 per basic and diluted share net of tax.
For the three months ended April 30, 2006, the Company recognized stock-based compensation expense of $1.3 million which reduced gross profit by $0.2 million, increased operating expenses by $1.1 million and reduced net (loss) income by $0.9 million, or $0.03 per basic and diluted share net of tax.
In accordance with SFAS 123R, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as a cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. There were no excess tax benefits recorded for options exercised in the three months ended April 30, 2007, as those tax benefits were not realized as a reduction to income taxes payable.
The weighted average assumptions used to value the stock awards are shown in the following table.

	Three Months Ended
	April 30,
	2007	2006

Expected life in years (1)	5.25	5.04

Risk free interest rate (2)	4.59%	5.00%

Volatility (3)	59%	70%

Dividend rate (4)	1.04%	1.30%

(1)	The expected life of equity awards granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the equity awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the equity award.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCKHOLDERS’ EQUITY (Continued)
The following table summarizes the activity for outstanding equity awards for the three months ended April 30, 2007:

			Weighted Average
		Weighted Average	Remaining
	Equity Awards	Exercise Price per	Contractual Term	Aggregate Intrinsic
	(‘000s)	share	(years)	Value (000s)

Outstanding at January 31, 2007	5,634	$7.38	5.39
Granted	1,013	9.24
Exercised	(316)	4.53
Expired	(95)	14.04
Forfeited	(140)	7.87

Outstanding at April 30, 2007	6,096	$7.72	5.84	$12,166

Vested and expected to vest at April 30, 2007 (1)	5,213	$7.64	5.66	$10,915

Vested and exercisable at April 30, 2007	2,070	$6.77	3.86	$6,588

(1)	The expected to vest equity awards are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
At April 30, 2007, there was approximately $12.1 million of total unrecognized compensation cost related to unvested stock options and unvested SARs and $44,000 of total unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 2.24 years.
Stock Repurchase
In May 2006, the Company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock. For the fiscal year ended January 31, 2007 the Company repurchased approximately 794,000 shares of its common stock at an average repurchase price of $7.56 per share, including fees. No shares were repurchased during the three months ended April 30, 2007. The plan expired on May 17, 2007. At its May 16, 2007 meeting the Board of Directors authorized a stock repurchase program for one year to buy up to one million shares of QAD common stock. Effective June 7, 2007 the Board of Directors increased the authorized shares under the repurchase program from 1.0 million to 1.5 million.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12. BUSINESS SEGMENT INFORMATION (Continued)
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

	Three Months Ended
	April 30,
	2007	2006
	(in thousands)
Revenue:
North America	$22,968	$23,501
EMEA	19,863	17,646
Asia Pacific	10,031	8,755
Latin America	3,782	3,505

	$56,644	$53,407

Operating income (loss):
North America	$2,338	$3,975
EMEA	191	(26)
Asia Pacific	343	300
Latin America	(95)	(343)
Corporate	(5,789)	(3,517)

	$(3,012)	$389

	April 30,	January 31,
	2007	2007
	(in thousands)
Identifiable assets:
North America	$124,147	$126,633
EMEA	61,790	70,489
Asia Pacific	23,310	21,051
Latin America	9,105	8,844

	$218,352	$227,017

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission.
INTRODUCTION
The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2007, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
QAD Enterprise Applications are focused on addressing the needs of manufacturers in six industry segments: automotive, consumer products, electronics, food and beverage, industrial products and life sciences. We develop our products and services with input from leading multinational manufacturers within the vertical industries we serve. We believe the simplicity and rich functionality of QAD solutions and related services enable customers to implement QAD Enterprise Applications rapidly, realize a high return on investment and achieve lower total cost of ownership when compared with the product offerings of competitors targeting these same industries.
QAD Global Services and application support are important components of QAD solutions. We have the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and support business processes for local financial and operational practices. Our geographic management structure enables us to adapt our global practices to meet local requirements and deliver our services effectively within each region. We work closely with our customers to support their global operations through our network of regional support centers, alliances and online support which is accessible 24 hours a day, seven days a week, virtually anywhere in the world. Our services offerings also include post-implementation services, such as Application Management Services, that enable continuous operational and business improvement by our customers.
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
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the collection of our fees is probable; (4) the amount of fees to be paid by the customer is fixed or determinable; and (5) no uncertainties exist surrounding product or service acceptance.
Our typical payment terms vary by region. While most of our arrangements are within our normal payment terms, we have provided extended terms on occasion. Terms granted are typically less than one year, and we have established a positive history of collection without concessions on receivables.
License Revenue. Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method. When a license agreement includes one or more elements to be delivered at a future date, if vendor-specific, objective evidence (VSOE) of the fair value of all undelivered elements exists, then the revenue for the undelivered elements is deferred. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of the undelivered elements does not exist, revenue is deferred and recognized when we have VSOE of fair value for undelivered elements or when delivery of all elements occurs.
Revenue from our hosted product offerings is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For hosting arrangements where the customer has the right and ability to take possession of the software, revenue is recognized in accordance with SOP 97-2 using the residual method. To date, we have not established VSOE for our hosting services and accordingly recognize revenue over the longer of the maintenance term or hosting term.
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

On occasion, we enter into fixed-price services arrangements. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, we recognize revenue on a straight-line basis over the period during which the services are performed. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consultants delivering the services.
When an arrangement does not qualify for separate accounting of the software license and consulting transactions, then software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method.
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
Goodwill and Intangible Assets. At April 30, 2007 goodwill and other intangible assets were $19.9 million and $1.6 million, respectively, and accounted for 9.9% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Goodwill is tested for impairment at least annually utilizing an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or the “market approach,” which utilizes financial and valuation ratios of publicly traded companies that are considered comparable to QAD to determine if our valuation ratios are a fair measure of QAD’s enterprise value. In assessing the recoverability of goodwill and intangible assets, we make assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. For further discussion of goodwill, see note 7 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.
Other intangible assets are tested at least annually for impairment or whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS No. 144. Other intangible assets arise from business combinations and consist of customer relationships, restrictive covenants related to employment agreements, and trade names that are amortized, on a straight-line basis, over periods of up to five years. For further discussion of other intangible assets, see note 7 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.
Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved based on a working model. We capitalize software purchased from third parties or through business combinations as acquired software technology, if such software has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. Capitalized software costs are amortized on a product-by-product basis and charged to “Cost of license fees”. The amortization is the greater of straight-line basis over three years or computed using a ratio of current revenue for a product to total of current and anticipated future revenues for that product. We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets.
Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS No. 109, “Accounting for Income Taxes”, requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was no reduction of valuation allowances recorded in the first quarter of fiscal 2008 or 2007. Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.
FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (FIN 48) is effective for us beginning February 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48 we recognized a cumulative effect adjustment of $0.7 million to the opening balance of retained earnings. For further discussion of our adoption of FIN 48, see note 9 “Income Taxes” within the Notes to Condensed Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended
	April 30,
	2007	2006

Revenue:
License fees	18%	19%
Maintenance and other	55	57
Services	27	24

Total revenue	100	100
Costs and expenses:
Cost of license fees	3	3
Cost of maintenance, service and other revenue	41	37
Sales and marketing	28	29
Research and development	19	18
General and administrative	14	12
Amortization of intangibles from acquisitions	—	—

Total costs and expenses	105	99

Operating (loss) income	(5)	1
Other (income) expense	—	(3)

(Loss) income before income taxes	(5)	4
Income tax (benefit) expense	(2)	1

Net (loss) income	(3)%	3%

Total Revenue. Total revenue for the first quarter of fiscal 2008 was $56.6 million, an increase of $3.2 million, or 6%, from $53.4 million in the first quarter of fiscal 2007. The increase in total revenue primarily related to higher maintenance and other and services revenue in the fiscal 2008 first quarter. Holding foreign currency exchange rates constant to those applicable in the first quarter of fiscal 2007, total revenue for the current quarter would have been approximately $55.4 million, or $2.0 million higher when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included higher maintenance and other and services revenue offset by lower license revenue. Our acquisitions of Precision Software and FBO Systems, which were completed in the third and fourth quarters of fiscal 2007, respectively, accounted for $2.3 million of our fiscal 2008 first quarter revenue, including approximately $0.3 million in license revenue, $0.4 million in maintenance and other revenue and $1.6 million in services revenue. Revenue outside the North America region as a percentage of total revenue was 59% in the first quarter of fiscal 2008, as compared to 56% in the same period of the prior fiscal year. The primary reason for the increase in revenue outside the North America region as a percentage of total revenue was due to increases in revenues in the Europe, Middle East and Africa (EMEA) and Asia Pacific regions. In addition, the North America region decreased slightly due to lower than expected license revenue partly offset by increases in services revenue. The favorable currency impact of approximately $1.2 million for the first quarter related mainly to fluctuations in the euro, British pound, Australian dollar and the Thai baht.
License Revenue. License revenue was $10.2 million for the first quarter of fiscal 2008, down $0.1 million, or 1%, from $10.3 million for the first quarter of fiscal 2007. Holding foreign currency exchange rates constant to fiscal 2007, license revenue for the current quarter would have been approximately $10.0 million, representing a $0.3 million, or 3%, decrease from the same period last year. We experienced a decrease in license revenue in our North America and Latin America regions partially offset by increases in our EMEA and Asia Pacific regions. The decrease in license revenue in the North America region was impacted by sales organization and personnel changes made in North America mainly related to further aligning our sales force to our vertical markets focus. We expect these changes will have a positive impact over the long term. When comparing the current quarter ended April 30, 2007 to the same quarter in the previous year, discounts granted to customers for software licenses have remained consistent. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2008, four customers placed license orders totaling more than $300,000. This compared to the fiscal 2007 first quarter in which six customers placed license orders totaling more than $300,000. None of the sizeable license orders in the first quarters of fiscal 2008 and 2007 exceeded $1 million.
Maintenance and Other Revenue. Maintenance and other revenue was $31.0 million for the first quarter of fiscal 2008, representing an increase of $0.8 million, or 3%, from $30.2 million for the first quarter of fiscal 2007. When we hold exchange rates constant to those prevailing in the first quarter of fiscal 2007, first quarter fiscal 2008 maintenance and other revenue would have been approximately $30.5 million, representing a $0.3 million, or 1%, increase when compared to the prior year. Maintenance revenue increased across all regions except Latin America for the quarter ended April 30, 2007, when compared to the same period ended April 30, 2006. The Latin America region remained relatively flat period over period.
We routinely measure our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate for the first quarter of both fiscal 2008 and 2007 was in excess of 90%.
Services Revenue. Services revenue was $15.4 million for the first quarter of fiscal 2008, representing an increase of $2.5 million, or 19%, when compared to the same period last year at $12.9 million. Holding exchange rates constant to those prevailing during the first quarter of fiscal 2007, services revenue for the first quarter of fiscal 2007 would have been approximately $14.8 million, reflecting a $1.9 million, or 15%, increase from the same period last year. The acquisitions of Precision Software and FBO Systems contributed $1.6 million of the increase in services revenue in fiscal 2008. Additionally, services revenue increased in our Asia Pacific and North America regions, while services revenue related to the EMEA and Latin America regions decreased period over period.
Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) for the first quarter was $24.8 million for fiscal 2008 and $21.6 million for fiscal 2007, and as a percentage of total revenue was 44% for the first quarter of fiscal 2008 and 40% for the first quarter of fiscal 2007. Holding exchange rates constant to those prevailing during the first quarter last year, total cost of revenue for the first quarter of fiscal 2008 would have been approximately $2.4 million higher at $24.0 million and the cost of revenue percentage would have been 43%, reflecting the one percentage point impact of currencies on our margins. Changes in the cost of revenue as a percentage of total revenue were primarily due to changes in revenue mix as services revenues have lower margins in comparison to licenses.
Sales and Marketing. Sales and marketing expense increased $0.5 million, or 3%, to $16.1 million for the first quarter of fiscal 2008 from $15.6 million in the comparable prior year period. Holding exchange rates constant to last year, current quarter expense would have been approximately $15.6 million. Higher personnel costs of $0.2 million related to increased headcount from our acquisitions were offset by lower professional fees of $0.2 million.
Research and Development. Research and development expense, which is managed on a global basis, increased $1.0 million, or 11%, to $10.4 million for the first quarter of fiscal 2008, when compared to the same quarter last year at $9.4 million. Holding exchange rates constant to last year, current quarter expense would have been approximately $10.2 million, or $0.8 million higher than last year. The increase was primarily due to higher personnel costs of $1.0 million related to increased headcount and higher severance costs in North America and EMEA.
General and Administrative. General and administrative expense increased $1.7 million, or 27%, to $8.1 million for the first quarter of fiscal 2008 from the same quarter last year at $6.4 million. Holding exchange rates constant to last year, current quarter expense would have been approximately $7.9 million, or $1.5 million higher than last year. When compared to the same period in the prior year, professional fees were higher by $0.5 million related to tax consulting and bonuses were higher by $0.5 million. In addition, salaries increased $0.2 million primarily related to increased headcount.

Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was $211,000 for the current quarter and $10,000 in the same quarter last year. The increase was primarily due to intangible assets acquired from our fiscal year 2007 acquisitions.
Other (Income) Expense. Net other income was $0.3 million and $1.7 million for the first quarter of fiscal 2008 and 2007, respectively. The $1.4 million unfavorable change primarily related to foreign exchange gains, which decreased in the current quarter mainly related to fluctuations in the euro.
Income Tax (Benefit) Expense. We recorded income tax benefit of $0.8 million for the current quarter and income tax expense of $0.7 million for the same quarter last year. The tax rate in the first quarter of fiscal 2008 was 29% compared to 34% in the first quarter of fiscal 2007.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Our principal sources of liquidity are cash flows generated from operations, and our cash and equivalents balances. Cash and equivalents and restricted cash combined were $58.1 million at April 30, 2007 and $56.8 million at January 31, 2007.
Working Capital
Our working capital was $16.5 million and $15.0 million as of April 30, 2007 and January 31, 2007, respectively. The $1.5 million increase in working capital was primarily due to a $12.0 million decrease in current liabilities, partially offset by a $10.5 million decrease in current assets.
Current liabilities declined $12.0 million due to a $6.5 million decrease in other current liabilities, a $2.7 million decrease in accounts payable and a $2.8 million decrease in deferred revenue. The decrease in other current liabilities was primarily attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end commission, bonus and royalty liabilities. Deferred revenue decreased $2.8 million due to seasonal declines following high year-end maintenance renewal billings.
The $10.5 million decrease in current assets related to a $13.8 million decrease in accounts receivable, partially offset by a $2.0 million increase in current assets and a $1.3 million increase in cash and equivalents. The decrease in accounts receivable related primarily to seasonal declines following high year-end renewal billings. Cash and equivalents increased from $54.2 million at January 31, 2007 to $55.5 million as of April 30, 2007. The increase in cash and equivalents was mainly due to cash flow from operations and more specifically from cash collected from our accounts receivable balances outstanding as of January 31, 2007. For additional explanation of cash changes, see the “Cash Flows” section below.
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
DSO under the countback method was 92 days at April 30, 2007, compared to 56 days at January 31, 2007 and 74 days at April 30, 2006. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 87 days at April 30, 2007, compared to 93 days at January 31, 2007 and 72 days at April 30, 2006. The increase in DSO was primarily in the North America region, mainly due to longer payment terms on sizeable deals entered into during the fourth quarter of fiscal 2007, with existing customers who have established a positive payment history with us.

Net Cash
Net cash, defined as cash and equivalents and restricted cash less short and long-term debt, increased $1.3 million to $40.6 million as of April 30, 2007 from $39.3 million as of January 31, 2007. The increase was attributable to a $1.3 million increase in cash and equivalents primarily due to the high seasonal cash collections of accounts receivable balances in the first quarter of fiscal 2008.
Cash Flows
The following is a summary of cash flows for the first three months of fiscal 2008 and 2007:
     Operating Activities
Net cash provided by operating activities was $1.0 million and $11.2 million in the first quarter of fiscal 2008 and 2007, respectively. The decrease from fiscal 2007 to 2008 related primarily to a smaller decline in accounts receivable of $5.4 million primarily due to higher billings in fiscal 2008 and a decrease in net income of $3.3 million.
Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2008 and 2007 was $1.7 million and $2.4 million, respectively. The first three months of fiscal 2008 and 2007 included property and equipment purchases of $1.2 million and $1.3 million, respectively. Both fiscal 2008 and 2007 purchases primarily related to computer equipment and software. We spent $0.4 million in the first quarter of fiscal 2008 related to capitalized software costs compared to $0.2 million in the same period in fiscal 2007.
Financing Activities
Net cash provided by financing activities was $0.1 million and $1.3 million for the first quarter of fiscal 2008 and 2007, respectively. The first quarter of fiscal year 2008 included a $0.4 million reduction in the cash overdraft position whereas in the same period last year the change in cash overdraft represented a $1.3 million increase in cash. The first three months of fiscal year 2008 and 2007 also included $1.4 million and $0.5 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of stock options. In addition, $0.8 million in dividends were paid to owners of QAD common stock during each of the first quarters of fiscal 2008 and 2007.
We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs over the next twelve months.

Contractual Obligations
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust. The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. The loan is a non-recourse loan, which is secured by real property located in Summerland, California. The loan matures in July 2014. Over the term of the loan, we shall make 119 monthly principal and interest payments of $115,000 and one final principal payment of $15.4 million. Total proceeds were $17.8 million, which was net of transaction fees of $0.2 million. The balance of the note payable at April 30, 2007 was $17.4 million.
Credit Facility
Effective April 7, 2005, we entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (Facility).
The maximum amount that can be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA) less the total amount of letters of credit and other similar obligations. At April 30, 2007, the maximum that could have been borrowed under the facility was $19.6 million. We pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.
The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on QAD’s funded debt to 12-month trailing EBITDA ratio. At April 30, 2007, a prime rate borrowing would have had an effective rate of 8.00% and a 30 day LIBOR borrowing would have had an effective rate of approximately 6.07%.
As of April 30, 2007, there were no borrowings under the Facility and we were in compliance with the debt covenants.

ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the three months ended April 30, 2007 and 2006, approximately 35% of our revenue was denominated in foreign currencies. Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for the three months ended April 30, 2007 compared with 40% for the three months ended April 30, 2006. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction gains totaled $1.4 million for the three months ended April 30, 2006 and was breakeven during the three months ended April 30, 2007. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
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

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2008 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2007 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal 2008.

ITEM 4 —	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.
Changes in internal control over financial reporting. We reported the following material weakness as of January 31, 2007 in our Annual Report on Form 10-K: we did not maintain effective control over financial reporting related to our year end accounting for income taxes. Specifically, we did not have effective procedures to provide for timely preparation of schedules supporting our current and deferred income tax provision and related deferred tax balances such that a comprehensive review of these supporting schedules could be performed. In order to remediate this material weakness, we are implementing revised policies and procedures pertaining to income taxes and we are enhancing the review processes. We believe that these corrective steps will sufficiently remediate the material weakness described above. Aside from the ongoing implementation of these measures, there was no change in our internal control over financial reporting during the three months ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2007.

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
QAD Inc.
(Registrant)

Date: June 11, 2007	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)