Form 10-Q
period 2007-07-31
QAD INC
filed 2007-09-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _________________________
Commission file number 0-22823
QAD Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0105228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Innovation Place, Santa Barbara, California 93108
(Address of principal executive offices)
(805) 566-6000
(Registrant’s telephone number, including area code)
6450 Via Real, Carpinteria, California 93013
(Former name or former address if changed since last report)
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
The number of shares outstanding of the issuer’s common stock as of August 31, 2007 was 31,260,819.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31,	January 31,
	2007	2007
Assets
Current assets:
Cash and equivalents	$46,788	$54,192
Restricted cash	2,612	2,612
Accounts receivable, net	53,075	68,806
Other current assets	16,876	16,352

Total current assets	119,351	141,962

Property and equipment, net	42,202	42,396
Capitalized software costs, net	9,525	9,631
Goodwill	20,366	18,834
Other assets, net	14,687	14,194

Total assets	$206,131	$227,017

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$276	$272
Accounts payable	8,221	11,662
Deferred revenue	69,276	77,075
Other current liabilities	35,453	37,951

Total current liabilities	113,226	126,960

Long-term debt	17,131	17,271
Other liabilities	6,525	4,756
Minority interest	—	672

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,345,128 and 35,351,923 shares at July 31, 2007 and January 31, 2007, respectively	35	35
Additional paid-in capital	131,668	128,757
Treasury stock, at cost (4,147,686 and 3,061,400 shares at July 31, 2007 and January 31, 2007, respectively)	(32,023)	(22,870)
Accumulated deficit	(24,811)	(21,216)
Accumulated other comprehensive loss	(5,620)	(7,348)

Total stockholders’ equity	69,249	77,358

Total liabilities and stockholders’ equity	$206,131	$227,017

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Revenue:
License fees	$14,811	$13,471	$25,008	$23,762
Maintenance and other	31,766	30,708	62,803	60,898
Services	17,620	14,188	33,030	27,114

Total revenue	64,197	58,367	120,841	111,774

Costs and expenses:
Cost of license fees	2,060	1,854	3,923	3,515
Cost of maintenance, service and other revenue	24,792	21,091	47,711	41,035
Sales and marketing	17,894	15,917	33,987	31,548
Research and development	9,946	10,884	20,389	20,257
General and administrative	8,582	7,350	16,709	13,749
Amortization of intangibles from acquisitions	197	31	408	41

Total costs and expenses	63,471	57,127	123,127	110,145

Operating income (loss)	726	1,240	(2,286)	1,629

Other (income) expense:
Interest income	(578)	(732)	(1,163)	(1,391)
Interest expense	381	229	700	539
Other (income) expense, net	1	(248)	(75)	(1,632)

Total other (income) expense	(196)	(751)	(538)	(2,484)

Income (loss) before income taxes	922	1,991	(1,748)	4,113
Income tax expense (benefit)	378	871	(400)	1,584

Net income (loss)	$544	$1,120	$(1,348)	$2,529

Basic net income (loss) per share	$0.02	$0.03	$(0.04)	$0.08

Diluted net income (loss) per share	$0.02	$0.03	$(0.04)	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,348)	$2,529
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,280	3,598
Provision for doubtful accounts and sales adjustments	337	189
(Gain) loss on disposal of property and equipment	(85)	9
Exit costs	24	355
Stock compensation expense	3,000	2,596
Other, net	(255)	(39)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	15,882	20,024
Other assets	1,668	517
Accounts payable	(3,418)	(2,657)
Deferred revenue	(9,567)	(12,788)
Other liabilities	(3,187)	(4,098)

Net cash provided by operating activities	7,331	10,235
Cash flows from investing activities:
Purchase of property and equipment	(2,302)	(2,211)
Capitalized software costs	(733)	(669)
Acquisition of businesses, net of cash acquired	(224)	(1,488)
Proceeds from sale of intangible assets	—	906
Proceeds from sale of property and equipment	99	177

Net cash used in investing activities	(3,160)	(3,285)
Cash flows from financing activities:
Repayments of debt	(144)	(181)
Proceeds from issuance of common stock	1,723	877
Changes in cash overdraft	(1,359)	(83)
Dividends paid	(1,625)	(1,632)
Repurchase of common stock	(12,283)	(4,076)

Net cash used in financing activities	(13,688)	(5,095)

Effect of exchange rates on cash and equivalents	2,113	(1,300)

Net (decrease) increase in cash and equivalents	(7,404)	555

Cash and equivalents at beginning of period	54,192	59,971

Cash and equivalents at end of period	$46,788	$60,526

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2007 of QAD Inc. (QAD or the Company). The results of operations for the three and six months ended July 31, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company on February 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial statements.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. COMPUTATION OF NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands, except per share data)

Net income (loss)	$544	$1,120	$(1,348)	$2,529

Weighted average shares of common stock outstanding — basic	31,871	32,542	32,144	32,581

Weighted average shares of common stock equivalents issued using the treasury stock method	822	687	—	752

Weighted average shares of common stock and common stock equivalents outstanding — diluted	32,693	33,229	32,144	33,333

Basic net income (loss) per share	$0.02	$0.03	$(0.04)	$0.08

Diluted net income (loss) per share	$0.02	$0.03	$(0.04)	$0.08

Common stock equivalent shares consist of the shares issuable upon the vesting of restricted stock units (RSUs) and the exercise of stock options and stock appreciation rights (SARs) using the treasury stock method. For the three months ended July 31, 2007, shares of common stock equivalents of approximately 3.9 million were not included in the diluted calculation because they were anti-dilutive. For the three and six months ended July 31, 2006, shares of common stock equivalents of approximately 3.9 million and 3.5 million, respectively, were not included in the diluted calculation because they were anti-dilutive.
4. COMPREHENSIVE INCOME
Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands)

Net income (loss)	$544	$1,120	$(1,348)	$2,529
Foreign currency translation adjustments	380	(430)	1,728	(1,521)

Comprehensive income	$924	$690	$380	$1,008

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. BUSINESS COMBINATIONS
The results of operations of the following acquired businesses are included in the Condensed Consolidated Financial Statements from the respective dates of acquisition.
FBO Systems, Inc.
On November 3, 2006, the Company acquired Atlanta, Georgia-based FBO Systems, Inc. (FBOS), a developer and seller of enterprise asset management software. The Company purchased all of the capital stock of FBOS including certain tangible assets and intangible assets comprised of a trade name, customer relationships and all intellectual property rights to FBOS’s enterprise asset management software. The purchase price includes $2.0 million paid in cash at closing, a deferred payment of $0.8 million paid February 2007 and contingent performance payments over the next three years based on revenue growth, which will be recorded when determinable beyond a reasonable doubt.
The purchase price of $2.8 million was allocated to net tangible assets acquired of $0.5 million, amortizable intangible assets comprised of intellectual property, trade name, and customer relationships, totaling $1.1 million, deferred tax liability of $0.4 million and goodwill of $1.6 million.
Precision Software Limited
On September 20, 2006, the Company acquired Dublin, Ireland-based Precision Software Limited (Precision), a provider of transportation management software solution. Precision has main offices in Ireland and the United States with approximately 100 employees, and operates as a division of the Company.
The Company acquired all of the capital stock of Precision. The Precision acquisition includes certain tangible assets, and all intangible assets, including a trade name, customer relationships and all intellectual property rights to Precision’s software solutions. At closing, the Company paid $8.1 million in cash, of which $2.6 million was held in escrow and is contingent upon the completion of an audit of the acquired opening balance sheet as agreed upon by the parties. Additional cash payments of $3.7 million and $3.5 million will be made in September 2007 and September 2008, respectively.
The purchase price, including $0.5 million of acquisition costs, was allocated to net tangible assets acquired of $4.2 million, deferred tax liability of $0.6 million, amortizable intangible assets comprised of intellectual property, trade name and customer relationships, totaling $4.9 million and goodwill of $4.7 million. The current purchase price allocation is preliminary and subject to adjustment based on the final determination of the amount to be released from escrow.
Bisgen Ltd.
On June 30, 2006, the Company acquired UK-based Bisgen Ltd. (Bisgen). Bisgen develops and sells Customer Relationship Management (CRM) software marketed under the eBisgen name. The Company acquired all of the capital stock of Bisgen, including all intellectual property rights to Bisgen’s CRM software, for approximately $1.1 million, of which $0.9 million was paid in cash by the Company at closing. Included in the purchase price is contingent consideration whereby the Company will pay an earn-out to Bisgen based on future license sales related to CRM, of which a minimum of $0.2 million is guaranteed.
The purchase price of $1.1 million was allocated to goodwill, intellectual property, a restrictive covenant, customer relationships, deferred tax liability and assumed net liabilities.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. BUSINESS COMBINATIONS (Continued)
Soft Cell N.V.
In March 2006, the Company acquired the rights to certain assets of Belgium-based Soft Cell N.V. (Soft Cell), including sole ownership of all intellectual property rights owned by Soft Cell that were subject to co-ownership by the Company, as well as ownership of intellectual property rights to certain other related technology, for total consideration of $1.4 million. The transaction excluded all debt, outstanding customer claims and other liabilities.
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
The acquired intellectual property is primarily comprised of two versions of the Soft Cell software, version 3 and version 5, of which version 5 is complementary to the QAD applications. Version 5 has been capitalized as intellectual property and will be amortized over three years, beginning in the period the product is sold to customers, which is expected to occur in the third quarter of fiscal 2008.
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
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at July 31, 2007 and January 31, 2007 were as follows:

	July 31,	January 31,
	2007	2007
	(in thousands)

Capitalized software costs:
Acquired software technology	$8,555	$9,996
Capitalized software development costs	3,175	2,639

	11,730	12,635
Accumulated amortization	(2,205)	(3,004)

Capitalized software costs, net	$9,525	$9,631

The acquired software technology costs primarily relate to technology purchased from Precision and Soft Cell. In addition to the acquired software technology from the Soft Cell purchase, the Company has capitalized internally developed software costs related to the Soft Cell technology of $1.9 million and $1.4 million as of July 31, 2007 and January 31, 2007, respectively.
The capitalized software and development costs related to the Soft Cell technology will be amortized over three years beginning when the product is sold to customers, which is expected to occur in the third quarter of fiscal 2008. For further explanation of the various transactions with Soft Cell, see note 5 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. CAPITALIZED SOFTWARE COSTS (Continued)
The change in capitalized software development costs from January 31, 2007 to July 31, 2007 includes $1.9 million of “Capitalized software development costs” being removed from the balance sheet. It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, the corresponding $1.9 million of “Accumulated amortization” was also removed from the balance sheet. These write-offs do not impact “Capitalized software costs, net.”
Amortization of capitalized software costs was $1.0 million and $0.6 million for the six month periods ended July 31, 2007 and July 31, 2006, respectively, and is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the six months ended July 31, 2007, by reporting unit, were as follows (reporting unit regions are defined in note 12 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North		Asia	Latin
	America	EMEA	Pacific	America	Total
	(in thousands)

Balances, January 31, 2007	$3,563	$14,151	$316	$804	$18,834

Additions	36	36	568	—	640

Impact of foreign currency translation	—	840	51	1	892

Balances, July 31, 2007	$3,599	$15,027	$935	$805	$20,366

The additions to goodwill for the six months ended July 31, 2007 were primarily due to $0.6 million in goodwill related to the Company’s Thailand subsidiary. On April 19, 2007, the minority shareholders exercised their put option to sell their shares to the Company representing 25% ownership in the Thailand subsidiary at fair value. As of July 31, 2007, the Company has accrued the preliminary fair value of the liability for the put option and the parties are in the process of finalizing the option price.
The Company is required to analyze goodwill for impairment on at least an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period.
Intangible Assets

	July 31,	January 31,
	2007	2007
	(in thousands)

Amortizable intangible assets
Customer relationships	$1,470	$1,430
Trade name	524	499
Covenant not to compete	189	203
Other	36	34

	2,219	2,166

Less: accumulated amortization	(795)	(382)

Net amortizable intangible assets	$1,424	$1,784

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. GOODWILL AND INTANGIBLE ASSETS (Continued)
Other intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2007 and January 31, 2007, all of the Company’s intangible assets, excluding goodwill, were determined to have definite useful lives and were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $412,000 and $43,000 for the six month periods ended July 31, 2007 and July 31, 2006, respectively. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2008, 2009 and 2010 is $0.4 million, $0.6 million and $0.4 million, respectively. No additional amortization of these assets is estimated in fiscal 2011 and thereafter.
8. DEBT

	July 31,	January 31,
	2007	2007
	(in thousands)
Total debt
Notes payable	$17,359	$17,479
Capital lease obligations	48	64

	17,407	17,543
Less current maturities	(276)	(272)

Long-term debt	$17,131	$17,271

Notes Payable
In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal balance of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The terms of the loan provide for the Company to make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014.
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (Facility). The maximum amount that may be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA) less the total amount of letters of credit and other similar obligations. At July 31, 2007, the maximum that could have been borrowed under the Facility was $19.6 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA.
The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and minimum cash balances in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At July 31, 2007, a prime rate borrowing would have had an effective rate of 8.00% and a 30 day LIBOR borrowing would have had an effective rate of approximately 6.07%.
As of July 31, 2007, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. INCOME TAXES
Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax position as the largest amount that is more than 50% likely of being realized upon ultimate settlement. A tax benefit from an uncertain tax position was previously recognized if it was probable of being sustained.
As a result of the implementation of FIN 48, the Company decreased the liability for net unrecognized tax benefits by $0.7 million, and accounted for the decrease as a cumulative effect of a change in accounting principle that resulted in a decrease in accumulated deficit of $0.7 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $2.0 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within 12 months of the reporting date. The Company historically classified contingencies related to taxes in current taxes payable. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by $0.1 million. As a result of the adoption, $1.9 million has been reclassified to long-term income taxes payable as the amounts are not anticipated to be settled within the next 12 months. There have been no significant changes to these amounts during the six months ended July 31, 2007.
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
The Company reasonably expects that the unrecognized long-term tax liabilities will not materially change during the next 12 months.
10. STOCKHOLDERS’ EQUITY
Stock Based Compensation
On February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which requires recognition of stock-based compensation expense for all equity awards using the fair-value measurement method.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCKHOLDERS’ EQUITY (Continued)
The following table sets forth, for the periods indicated, reported stock compensation expense for the three and six month periods ended July 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense by function:
Cost of maintenance, service and other revenue	$261	$217	$509	$461
Sales and marketing	305	316	656	625
Research and development	203	221	424	425
General and administrative	754	559	1,411	1,085

Total stock-based compensation expense	$1,523	$1,313	$3,000	$2,596

In accordance with SFAS 123R, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. There were no excess tax benefits recorded for equity awards exercised in the six months ended July 31, 2007, as those tax benefits were not realized as a reduction to income taxes payable.
The weighted average assumptions used to value the options and SARs are shown in the following table.

	Six Months Ended
	July 31,
	2007	2006

Expected life in years (1)	5.25	5.22

Risk free interest rate (2)	4.59%	5.01%

Volatility (3)	59%	72%

Dividend rate (4)	1.04%	1.30%

(1)	The expected life of options and SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the equity awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the equity award.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCKHOLDERS’ EQUITY (Continued)
The following table summarizes the activity for outstanding options and SARs for the six months ended July 31, 2007:

		Weighted	Weighted
		Average	Average
	Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic
	(in thousands)	share	Term (years)	Value (in thousands)

Outstanding at January 31, 2007	5,634	$7.38	5.4	$7,472
Granted	1,052	9.21
Exercised	(409)	4.26
Expired	(118)	13.03
Forfeited	(182)	7.91

Outstanding at July 31, 2007	5,977	$7.78	5.7	$5,769

Vested and expected to vest at July 31, 2007 (1)	5,188	$7.72	5.5	$5,446

Vested and exercisable at July 31, 2007	2,702	$7.22	4.3	$4,518

(1)	The expected to vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The Company began issuing RSUs to board members and select executives in the second quarter of fiscal 2008. The estimated fair value of the RSUs was calculated based on the market price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period. During the three months ended July 31, 2007, 280,000 RSUs were issued with a weighted average grant date fair value of $8.09 per share.
At July 31, 2007, there was approximately $10.8 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years. Total unrecognized compensation cost related to RSUs and restricted stock awards was approximately $2.2 million as of July 31, 2007. This cost is expected to be recognized over a period of approximately 3.8 years.
Stock Repurchase
On May 16, 2007, the Company’s Board of Directors approved a stock repurchase program which authorized the repurchase of up to one million shares of the Company’s common stock for a one-year period. On June 7, 2007, the Board of Directors increased the authorized shares under the repurchase program from one million to 1.5 million. During the three months ended July 31, 2007, the Company repurchased 1.5 million shares at an average repurchase price of $8.19 per share, including fees. The fiscal 2008 second quarter stock repurchases included one million shares repurchased in a single privately negotiated transaction. The repurchase program as approved by the Board of Directors in June, 2007 was completed as of July 31, 2007.
In May 2006, the Company’s Board of Directors approved an open market stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock. For the fiscal year ended January 31, 2007, the Company repurchased approximately 794,000 shares of its common stock at an average repurchase price of $7.56 per share, including fees. No shares have been repurchased under the May 2006 program during fiscal 2008. The plan expired on May 17, 2007.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands)

Revenue:
North America	$29,908	$24,493	$52,876	$47,994
EMEA	19,724	19,486	39,587	37,132
Asia Pacific	10,335	10,364	20,366	19,119
Latin America	4,230	4,024	8,012	7,529

	$64,197	$58,367	$120,841	$111,774

Operating income (loss):
North America	$5,160	$4,596	$7,498	$8,571
EMEA	83	356	274	330
Asia Pacific	432	767	775	1,067
Latin America	73	(127)	(22)	(470)
Corporate	(5,022)	(4,352)	(10,811)	(7,869)

	$726	$1,240	$(2,286)	$1,629

			July 31,	January 31,
			2007	2007
			(in thousands)
Identifiable assets:
North America			$110,399	$126,633
EMEA			62,419	70,489
Asia Pacific			25,107	21,051
Latin America			8,206	8,844

			$206,131	$227,017

13. RECENT DEVELOPMENTS
On September 6, 2007, the Company announced that its Board of Directors approved a stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock, commencing September 5, 2007.

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
QAD Enterprise Applications, including our foundational QAD MFG/PRO system, address the needs of multinational manufacturers, enabling them to operate globally while preserving their ability to meet local requirements. QAD Enterprise Applications provide traditional ERP functionality as well as communication capabilities for supply chain management and customer management functions.
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
QAD Global Services and application support are important components of QAD solutions. We have the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and support business processes for local financial and operational practices. Our geographic management structure enables us to adapt our global practices to meet local requirements and deliver our services effectively within each region. We work closely with our customers to support their global operations through our network of regional support centers, alliances and online support which are accessible 24 hours a day, seven days a week, virtually anywhere in the world. Our services offerings also include post-implementation services, such as Application Management Services, that enable continuous operational and business improvement by our customers.

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
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided or delivered to the customer; (3) the collection of our fees is probable; (4) the amount of fees to be paid by the customer is fixed or determinable; and (5) no uncertainties exist surrounding product or service acceptance.
Our typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to clients with an established history of collections without concessions.
License Revenue. Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method. When a license agreement includes one or more elements to be delivered at a future date, we recognize revenue in one of two ways. If vendor-specific objective evidence (VSOE) of the fair value of all undelivered elements exists, then the revenue for the undelivered elements is deferred. If VSOE of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when we have VSOE of fair value for undelivered elements or when delivery of all elements occurs. VSOE of the fair value is determined based on the historical evidence of stand-alone sales of these elements to customers and the remaining portion of the arrangement fee is recognized as revenue.
Revenue from our hosted product offerings is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For hosting arrangements where the customer has the right and ability to take possession of the software, revenue is recognized in accordance with SOP 97-2 using the residual method. To date, we have not established VSOE for our hosting services and recognize hosting related revenue over the longer of the maintenance term or hosting term.
Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of our license revenue recognition policy such as the assessment of collectibility for which we review a customer’s credit worthiness or our historical experience with that customer, as applicable.
Maintenance Revenue. Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes Internet access to technical content as well as Internet and telephone access to technical support personnel.
Services Revenue. Revenue from technical and implementation services is generally recognized as services are performed for time-and-materials contracts.

At times our license and support arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP No. 97-2. When the services are determined to not have been sold separately from our license and support arrangements, we allocate revenue to services based on vendor-specific, objective evidence. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.
On occasion, we enter into fixed-price services arrangements. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, we recognize revenue on a straight-line basis over the period during which the services are performed. When total cost estimates exceed revenues, we accrue for the estimated losses using cost estimates that are based upon an average fully burdened daily rate applicable to the consultants delivering the services.
When an arrangement does not qualify for separate accounting of the software license and consulting transactions, then software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method.
Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we believe may not be fully collectible. We also provide an additional reserve based on historical data including analysis of credit memo data and other known factors. These determinations require management judgment. Actual collections may differ from our estimates for a variety of reasons.
Goodwill and Intangible Assets. At July 31, 2007, goodwill and other intangible assets balances totaled $20.4 million and $1.4 million, respectively, and accounted for 10.6% of total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Other intangible assets are tested annually for impairment or whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS No. 144. Other intangible assets arise from business combinations and consist of customer relationships, restrictive covenants related to employment agreements, and trade names that are amortized, on a straight-line basis, over periods of up to five years. For further discussion of other intangible assets, see note 7 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.

Capitalized Software Costs. We capitalize software development costs incurred in connection with the localization and translation of our products once technological feasibility has been achieved in the form of a working model. We capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. Capitalized software costs are amortized on a product-by-product basis and charged to “Cost of license fees”. The amortization is the greater of straight-line basis over three years or computed using a ratio of current revenue for a product to total of current and anticipated future revenues for that product. We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may be required to recognize losses for these assets.
Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS No. 109, “Accounting for Income Taxes”, requires that the carrying value of our deferred tax assets reflect an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was no reduction of valuation allowances recorded in the first half of fiscal 2008 or 2007. Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.
FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (FIN 48) became effective for us beginning February 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative effect adjustment of $0.7 million to the opening balance of retained earnings as of February 1, 2007. For further discussion of our adoption of FIN 48, see note 9 “Income Taxes” within the Notes to Condensed Consolidated Financial Statements.
Equity-based Compensation Expense. SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) requires that share-based payment transactions with employees be accounted for using a fair-value-based method and expensed ratably over the expected life of the equity instrument.
Stock-based compensation expense is based on the fair values of all stock-based awards as of the grant date. Determining the expense of stock-based awards at the grant date requires judgment, including estimating volatility, the expected life of the award, the percentage of awards that will be forfeited and other inputs. If actual forfeitures differ significantly from the estimates, stock-based compensation expense and our results of operations could be materially impacted.
Equity instruments issued to non-employees in exchange for services are recorded in accordance with the provisions of SFAS 123R and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Under this guidance, the fair value of the equity instruments is re-measured each period until the instruments vest. The incremental change is recorded as an expense in the period in which the change occurred.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Revenue:
License fees	23%	23%	21%	21%
Maintenance and other	50	53	52	55
Services	27	24	27	24

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	3	3	3	3
Cost of maintenance, service and other revenue	39	36	40	37
Sales and marketing	28	27	28	28
Research and development	16	19	17	18
General and administrative	13	13	14	13
Amortization of intangibles from acquisitions	—	—	—	—

Total costs and expenses	99	98	102	99

Operating income(loss)	1	2	(2)	1
Other (income) expense	—	(1)	(1)	(2)

Income (loss) before income taxes	1	3	(1)	3
Income tax expense (benefit)	—	1	—	1

Net income (loss)	1%	2%	(1)%	2%

Total Revenue. Total revenue for the second quarter of fiscal 2008 was $64.2 million, an increase of $5.8 million, or 10%, from $58.4 million in the second quarter of fiscal 2007. Holding foreign currency exchange rates constant to those applicable in the second quarter of fiscal 2007, total revenue for the current quarter would have been approximately $62.7 million, or $4.3 million higher when compared to the same period last year. When comparing categories within total revenue at constant exchange rates, all categories increased compared to the same period last year, with the most significant increase in services revenue. Our acquisitions of Precision Software Limited (Precision) and FBO Systems, Inc. (FBOS), which were completed in the third and fourth quarters of fiscal 2007, respectively, accounted for $3.6 million of our fiscal 2008 second quarter revenue, including $1.5 million in license revenue, $0.6 million in maintenance and other revenue and $1.5 million in services revenue. Revenue outside of North America decreased to 53% in the second quarter of fiscal 2008 from 58% in the second quarter of fiscal 2007. When comparing revenue quarter over quarter, the North America region increased while revenue from the other regions remained consistent. The favorable currency impact of $1.5 million for the second quarter ended July 31, 2007 related mainly to fluctuations in the euro, Australian dollar, Thai baht, Brazilian real and British pound.
Total revenue for the six months ended July 31, 2007 was $120.8 million, an increase of $9.0 million, or 8%, from $111.8 million over the same period of fiscal 2007. Holding foreign currency exchange rates constant to those applicable in the same period of fiscal 2007, total revenue for the six months ended July 31, 2007 would have been approximately $118.0 million, or $6.2 million higher when compared to the same period last year. When comparing categories within total revenue at constant exchange rates, all categories increased compared to the same period last year, with the most significant increase in services revenue. Our acquisitions of Precision and FBOS accounted for $5.9 million of our first six months of fiscal 2008 revenue, including $1.7 million in license revenue, $1.1 million in maintenance and other revenue and $3.1 million in services revenue. Revenue outside the North America region as a percent of total revenue was fairly consistent at 56% and 57% for the six months ended July 31, 2007 and 2006, respectively. When comparing the six months ended July 31, 2007 to the same period ended July 31, 2006, revenue increased across all regions. The favorable currency impact of approximately $2.8 million for the six months ended July 31, 2007 related to fluctuations in the euro, Australian dollar, Thai baht and British pound.

License Revenue. License revenue was $14.8 million for the second quarter of fiscal 2008, an increase of $1.3 million, or 10%, from $13.5 million for the second quarter of fiscal 2007. Holding foreign currency exchange rates constant to fiscal 2007, license revenue for the current quarter would have been approximately $14.6 million, representing a $1.1 million, or 8%, increase from the same period last year. Fiscal 2008 second quarter license revenue included $1.5 million of license revenue from our recent acquisitions of Precision and FBOS. When comparing the second quarter of fiscal 2008 to the second quarter of fiscal 2007, we experienced an increase in license revenue in all regions except for the Asia Pacific region, which declined. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2008, 10 customers placed license orders totaling more than $0.3 million, one of which exceeded $1.0 million. This compared to the second quarter of fiscal 2007 when four customers placed license orders totaling more than $0.3 million, none of which exceeded $1.0 million. For the quarters ended July 31, 2007 and 2006, discounts granted to customers for software licenses have remained relatively consistent.
License revenue was $25.0 million for the six months ended July 31, 2007, an increase of $1.2 million, or 5%, from $23.8 million for the first six months of fiscal 2007. Holding foreign currency exchange rates constant to fiscal 2007, license revenue for the current six month period would have been approximately $24.6 million, representing a $0.8 million, or 3%, increase from the same period last year. The first six months of fiscal 2008 license revenue included $1.7 million of license revenue from our recent acquisitions of Precision and FBOS. In comparing the year-to-date results as of July 31, 2007 with the year-to-date results as of July 31, 2006, we experienced an increase in license revenue in the EMEA and Latin America regions while the North America and Asia Pacific regions declined. During the six months ended July 31, 2007, 14 customers placed license orders totaling more than $0.3 million, one of which was greater than $1.0 million. This is compared to 11 customers who placed license orders totaling more than $0.3 million in the six month period ended July 31, 2006, none of which exceeded $1.0 million. For the six month periods ended July 31, 2007 and 2006, discounts granted to customers for software licenses have remained consistent.
Maintenance and Other Revenue. Maintenance and other revenue was $31.8 million for the second quarter of fiscal 2008, representing an increase of $1.1 million, or 4%, from $30.7 million for the second quarter of fiscal 2007. When we hold exchange rates constant to those prevailing in the second quarter of fiscal 2007, second quarter fiscal 2008 maintenance and other revenue would have been approximately $31.1 million, representing a $0.4 million, or 1%, increase when compared to the prior year. Precision and FBOS contributed $0.6 million of maintenance and other revenue during the second quarter of fiscal 2008. When comparing the second quarter of fiscal 2008 to the same quarter in fiscal 2007, maintenance and other revenue increased across all regions except for the EMEA region, which remained flat.
Maintenance and other revenue was $62.8 million for the six months ended July, 31 2007, representing an increase of $1.9 million, or 3%, from $60.9 million over the same period in fiscal 2007. When we hold exchange rates constant to those prevailing in the same period of fiscal 2007, maintenance and other revenue for the first half of fiscal 2008 would have been approximately $61.6 million, representing a $0.7 million, or 1% increase when compared to the prior year. The first six months of fiscal 2008 maintenance and other revenue included $1.1 million of maintenance and other revenue from our recent acquisitions of Precision and FBOS. Maintenance and other revenue increased across all regions except for Latin America, which remained flat, when compared to the same period last year.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate for the three and six month periods ended July 31, 2007 and 2006 continues to be in excess of 90%.
Services Revenue. Services revenue increased $3.4 million, or 24%, to $17.6 million for the second quarter of fiscal 2008, from $14.2 million in the second quarter of fiscal 2007. Holding exchange rates constant to those prevailing during the second quarter of fiscal 2007, services revenue for the second quarter of fiscal 2008 would have been approximately $16.9 million, reflecting a $2.7 million, or 19%, increase from the same period last year. The fiscal 2008 second quarter services revenue included $1.5 million of services revenue from our recent acquisitions of Precision and FBOS. Services revenue increased across all regions when compared to the same period last year.

Services revenue was $33.0 million for the six months ended July 31, 2007. This represents an increase of $5.9 million, or 22%, when compared to services revenue of $27.1 million earned in the same period last year. Holding exchange rates constant to those prevailing during the prior year period, services revenue for the first six months of fiscal 2008 would have been approximately $31.8 million, reflecting a $4.7 million, or 17%, increase from the same period last year. The first six months of fiscal 2008 services revenue included $3.1 million of services revenue from our recent acquisitions of Precision and FBOS. When comparing the first half of fiscal 2008 to the same period in fiscal 2007, services revenue increased in the North America and Asia Pacific regions while the Latin America region remained relatively flat and the EMEA region declined.
Total Cost of Revenue. Total cost of revenue, the combined cost of license fees, services and maintenance and other revenue, increased $4.0 million to $26.9 million during the second quarter of fiscal 2008 compared to $22.9 million for the second quarter of fiscal 2007. Holding exchange rates constant to those prevailing during the second quarter of fiscal 2007, total cost of revenue for the second quarter of fiscal 2008 would have been approximately $3.1 million higher at $26.0 million and as a percent of revenue would have remained unchanged at 42% of total revenue. The increase in cost of revenue from 39% during the second quarter of fiscal 2007 to 42% in the second quarter of fiscal 2008 was primarily due to changes in the revenue mix as services revenue has lower margins in comparison to both license revenue and maintenance and other revenue. In addition, our service related cost of revenue increased in the second quarter of fiscal 2008 compared to the prior year quarter due, in part, to higher severance expense of $0.7 million.
Total cost of revenue for the six months ended July 31, 2007 increased $7.0 million to $51.6 million from $44.6 million for the six months ended July 31, 2006. As a percentage of total revenue, total cost of revenue increased to 43% for the six months ended July 31, 2007 from 40% in the same period of fiscal 2007. Holding exchange rates constant to those prevailing during the same period last year, total cost of revenue for the six months ended July 31, 2007 would have been approximately $5.4 million higher at $50.0 million, and as a percent of revenue would have been 42%, reflecting a 1% negative foreign exchange effect in our margin. The 2% increase in cost of revenues for the first six months of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to changes in the revenue mix as services revenue has lower margins in comparison to both license and maintenance and other revenue. In addition, cost of services increased due, in part, to higher severance expense of $0.7 million.
Sales and Marketing. Sales and marketing expense increased $2.0 million, or 13%, to $17.9 million for the second quarter of fiscal 2008 from $15.9 million in the second quarter of fiscal 2007. Holding exchange rates constant at last year’s levels, current quarter expense would have been approximately $1.5 million higher at $17.4 million. The increase in sales and marketing expense in the second quarter of fiscal 2008 compared to the second quarter of the previous year was primarily due to higher personnel costs of $1.5 million related primarily to commissions, additional salary expense primarily associated with the acquisition of Precision and higher severance expense. Travel expenses also increased in the comparable periods primarily related to high impact sales force training conducted during the second quarter of fiscal 2008. In addition, sales agent fees increased due to higher sales and professional fees increased related to work performed on our website. These increases in expenses were partially offset by decreases in marketing expense.
Sales and marketing expense increased $2.5 million, or 8% to $34.0 million in the six months ended July 31, 2007 from $31.5 million in the same period of the previous year. Holding exchange rates constant to last year levels, sales and marketing expense would have been approximately $1.5 million higher at $33.0 million. The increase in sales and marketing expense in the six months ended July 31, 2007 compared to the same period of last year was primarily due to increased personnel costs of $2.0 million, primarily related to additional salary expense which was mainly associated with the Precision acquisition and increased sales commissions. In addition, travel expense was higher primarily related to the high impact sales force training conducted in fiscal 2008. These increases in expenses were partially offset by a decrease in marketing expense of $0.5 million.
Research and Development. Research and development expense, which is managed on a global basis, decreased $1.0 million, or 9%, to $9.9 million for the second quarter of fiscal 2008 when compared to the same quarter last year at $10.9 million. Holding exchange rates constant to last year, current quarter expense would have been approximately $9.6 million, or $1.3 million lower than the same period in the prior year. The decrease in expenses when comparing the second quarter of fiscal 2008 to the same quarter of the previous year was primarily due to a $0.6 million decrease in personnel expense primarily related to bonus, salary and severance expenses and a $0.3 million decrease in travel expense.

For the six months ended July 31, 2007, research and development expense increased $0.1 million, or 1%, to $20.4 million from $20.3 million during the same period last year. Holding exchange rates constant to those prevailing in the same period of fiscal 2007, research and development expense would have been approximately $0.5 million lower at $19.8 million. Lower travel expense of $0.4 million and higher partner income of $0.4 million were partially offset by higher personnel costs of $0.3 million primarily related to severance expense.
General and Administrative. General and administrative expense increased $1.2 million, or 16%, to $8.6 million for the second quarter of fiscal 2008 from $7.4 million during the same quarter last year. Holding exchange rates constant to those prevailing in the same period of fiscal 2007, current quarter expense would have been approximately $8.4 million, or $1.0 million higher than last year. When compared to the same period in the prior year, professional fees increased $0.6 million primarily related to tax consulting fees. In addition, personnel expense increased $0.4 million primarily due to higher salary and benefit expenses and stock-based compensation expense increased $0.3 million partially due to restricted stock units granted to board members and select executives.
For the six months ended July 31, 2007, general and administrative expense increased $3.0 million, or 22%, to $16.7 million from $13.7 million during the same period last year. Holding exchange rates constant to those prevailing in the same period of fiscal 2007, expenses would have been approximately $16.3 million, or $2.6 million higher than the same period last year. The increase in expenses when comparing the first half of fiscal 2008 to the same period in fiscal 2007 was primarily due to professional fees, personnel expense and stock based compensation. Professional fees increased $1.1 million primarily related to tax consulting. Personnel expense increased $1.1 million primarily related to additional salary and bonus expenses. Stock-based compensation expense increased $0.4 million due to additional equity compensation award grants.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was $197,000 for the current quarter and $31,000 in the same quarter last year. The increase was primarily due to intangible assets acquired from our fiscal 2007 acquisitions.
For the six months ended July 31, 2007, amortization of intangible assets from acquisitions increased to $408,000 from $41,000 for the six months ended July 31, 2006, due to intangible assets acquired from our fiscal 2007 acquisitions.
Other (Income) Expense. Net other income declined $0.6 million to $0.2 million during the second quarter of fiscal 2008 from $0.8 million in the second quarter of fiscal 2007. The decline was due primarily to lower foreign exchange gains and to a decrease in net interest, primarily related to lower cash and equivalents balances available for investment due to share repurchases conducted in the second quarter of fiscal 2008.
Net other income declined $2.0 million to $0.5 million during the six month period ended July 31, 2007 from $2.5 million for the same period of fiscal 2007 related primarily to higher exchange gains during fiscal 2007. In addition, net interest decreased primarily related to lower balances of cash and equivalents available for investment due to share repurchases made in fiscal 2008.
Income Tax Expense (Benefit). We recorded income tax expense of $0.4 million for the second quarter of fiscal 2008 compared to tax expense of $0.9 million in the second quarter of the prior year. The tax expense for the second quarter of fiscal 2008 decreased compared to the same period last year primarily due to the effect of lower pre-tax income.
For the six months ended July 31, 2007, we recorded an income tax benefit of $0.4 million compared to tax expense of $1.6 million for the six months ended July 31, 2006. The change was primarily due to a decline in pre-tax income offset by items which are recorded discreetly in the period in which they occur.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Our principal sources of liquidity are cash flows generated from operations and our cash and equivalents balances. Cash and equivalents were $46.8 million at July 31, 2007 and $54.2 million at January 31, 2007.

Working Capital
Our working capital decreased to $6.1 million as of July 31, 2007 from $15.0 million as of January 31, 2007. The $8.9 million decrease in working capital was primarily due to a $22.6 million decrease in current assets, partially offset by a $13.7 million decrease in current liabilities. The primary reasons for the decrease in working capital were a decrease in the accounts receivable balance and a decrease in cash and equivalents.
Current assets declined $22.6 million primarily due to a $15.7 million decrease in accounts receivable and a $7.4 million decrease in cash and equivalents. The decrease in accounts receivable was primarily related to seasonal declines following high year-end maintenance renewal billings. Cash and equivalents decreased $7.4 million to $46.8 million as of July 31, 2007 from $54.2 million at January 31, 2007 primarily related to 1.5 million shares of common stock we repurchased for $12.3 million and purchases of property and equipment of $2.3 million. These cash expenditures were partially offset by cash flow from operations of $7.3 million. For additional explanation of cash changes, see the “Cash Flows” section below.
Current liabilities declined $13.7 million due to a $7.8 million decrease in deferred revenue, a $3.4 million decrease in accounts payable and a $2.5 million decrease in other current liabilities. Deferred revenue decreased $7.8 million due to seasonal declines following high year-end maintenance renewal billings. The decrease in other current liabilities was primarily attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end commission, bonus and sales tax liabilities.
We have historically calculated accounts receivable days’ sales outstanding (DSO) using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue in the accounts receivable balance as of the period end represented. Our billing cycle includes a significant amount of maintenance renewal billings that will not be recognized as earned revenue until future periods.
Using the countback method, DSO was 72 days at July 31, 2007, compared to 56 days at January 31, 2007 and 63 days at July 31, 2006. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 74 days at July 31, 2007, compared to 93 days at January 31, 2007 and 65 days at July 31, 2006. The increase in DSO when comparing July 31, 2007 to July 31, 2006 was mainly related to the North America region.
Net Cash
Net cash is defined as cash and equivalents and restricted cash less short and long-term debt. During the six months ended July 31, 2007, net cash decreased $7.3 million to $32.0 million from $39.3 million as of January 31, 2007. The decrease was primarily attributable to the $7.4 million decrease in cash and equivalents as our short and long term debt balances were relatively consistent at July 31, 2007 and January 31, 2007.
Cash Flows
The following is a summary of cash flows for the first six months of fiscal 2008 and 2007:
Operating Activities
Net cash provided by operating activities was $7.3 million and $10.2 million in the first half of fiscal 2008 and 2007, respectively. The decrease from fiscal 2007 to 2008 primarily related to a smaller decline in accounts receivable of $4.1 million, primarily due to higher billings in fiscal 2008, partially as a result of the acquisitions and a decrease in net income of $3.9 million. These amounts were partially offset by a comparatively smaller decrease in deferred revenue of $3.2 million.
Investing Activities
Net cash used in investing activities for the first six months of fiscal 2008 and 2007 was $3.2 million and $3.3 million, respectively. The first six months of fiscal 2008 and 2007 included property and equipment purchases of $2.3 million and $2.2 million, respectively. Both fiscal 2008 and 2007 purchases primarily related to computer equipment and software. In addition, we spent $0.7 million on capitalized software during both periods, primarily related to enhancing our financials within QAD Enterprise Applications.
In connection with our fiscal 2007 acquisitions we made cash payments of $0.2 million and $1.5 million in the six months ended July 31, 2007 and 2006, respectively. We sold certain acquired intangible assets related to our acquisition of Soft Cell for $0.9 million in the first half of fiscal 2007. For further discussion of business combinations, see note 5 within these Notes to Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report on Form 10-Q.

Financing Activities
Net cash used in financing activities was $13.7 million and $5.1 million for the first six months of fiscal 2008 and 2007, respectively. The first six months of fiscal 2008 included repurchases of $12.3 million of common stock compared to repurchases of $4.1 million of common stock during the same period last year. In fiscal 2007, all common stock repurchases were acquired on the open market while in fiscal 2008, the repurchases included one million shares acquired in a single, privately negotiated transaction. In addition, our cash overdraft position decreased $1.4 million from January 31, 2007 to July 31, 2007. The first six months of fiscal 2008 and 2007 also included $1.7 million and $0.9 million, respectively, in proceeds from the exercise of equity awards. Dividend payments to shareholders of QAD common stock were consistent at $1.6 million during each of the six months ended July 31, 2007 and 2006.
We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs over the next twelve months.
Contractual Obligations
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust. The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Summerland, California. The terms of the loan provide that we will make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014.
Credit Facility
Effective April 7, 2005, we entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (Facility). The maximum amount that can be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA) less the total amount of letters of credit and other similar obligations. At July 31, 2007, the maximum that could have been borrowed under the Facility was $19.6 million. We pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.
The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At July 31, 2007, a prime rate borrowing would have had an effective rate of 8.0% and a 30 day LIBOR borrowing would have had an effective rate of approximately 6.07%.
As of July 31, 2007, there were no borrowings under the Facility and we were in compliance with the debt covenants.
Minority Interest
During the six month period ended July 31, 2007, the minority shareholders of QAD’s Thailand subsidiary exercised their put option to sell their shares to QAD. To purchase the shares, we accrued a preliminary fair value estimate of the liability of $1.1 million as of July 31, 2007 and expect to make payment in fiscal 2008.
Recent Developments
On September 6, 2007, we announced that our Board of Directors approved a stock repurchase program authorized for one year to buy up to one million shares of QAD common stock, commencing September 5, 2007.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the six months ended July 31, 2007 and 2006, approximately 30% and 35% of our revenue was denominated in foreign currencies. Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for the six month periods ended July 31, 2007 and July 31, 2006, respectively. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction losses totaled $0.1 million during the six months ended July 31, 2007. This compares to transaction gains of $1.6 million during the six months ended July 31, 2006. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.
Changes in internal control over financial reporting. We reported the following material weakness as of January 31, 2007 in our Annual Report on Form 10-K: we did not maintain effective control over financial reporting related to our year end accounting for income taxes. Specifically, we did not have effective procedures to provide for timely preparation of schedules supporting our current and deferred income tax provision and related deferred tax balances such that a comprehensive review of these supporting schedules could be performed. In order to remediate this material weakness, we are implementing revised policies and procedures pertaining to income taxes and we are enhancing the review processes. We believe that these corrective steps will sufficiently remediate the material weakness described above. Aside from the ongoing implementation of these measures, there were no changes in our internal control over financial reporting during the three and six month periods ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchase activity during the three months ended July 31, 2007 was as follows:

			Total Number
			of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)

5/1/07 — 5/31/07	49,000	$8.21	49,000	1,451,000

6/1/07 — 6/30/07	1,343,800	$8.16	1,343,800	107,200

7/1/07 — 7/31/07	107,200	$8.59	107,200	—

(1)	In May 2007, the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock. Effective June 7, 2007, the Board of Directors increased the authorized shares under the repurchase program from one million to 1.5 million. As of July 31, 2007, 1,500,000 shares had been repurchased under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders held on June 6, 2007, the following proposal was adopted:
To elect five directors, as nominated:

	Votes For	Votes Withheld
Karl F. Lopker	27,920,295	2,633,500
Pamela M. Lopker	27,973,535	2,580,260
Peter R. van Cuylenburg	29,673,359	880,436
Scott J. Adelson	30,341,448	212,347
Thomas J. O’Malia	29,702,002	851,793

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)
Date: September 7, 2007	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002