Form 10-Q
period 2007-10-31
QAD INC
filed 2007-12-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
The number of shares outstanding of the issuer’s common stock as of November 30, 2007 was 31,226,719.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2007	2007
Assets
Current assets:
Cash and equivalents	$44,035	$54,192
Restricted cash	2,612	2,612
Accounts receivable, net	51,089	68,806
Other current assets	17,196	16,352

Total current assets	114,932	141,962

Property and equipment, net	42,819	42,396
Capitalized software costs, net	9,214	9,631
Goodwill	21,291	18,834
Other assets, net	14,671	14,194

Total assets	$202,927	$227,017

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$279	$272
Accounts payable	8,777	11,662
Deferred revenue	64,915	77,075
Other current liabilities	36,789	37,951

Total current liabilities	110,760	126,960

Long-term debt	17,060	17,271
Other liabilities	3,264	4,756
Minority interest	—	672

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,347,159 and 35,351,923 shares at October 31, 2007 and January 31, 2007, respectively	35	35
Additional paid-in capital	133,109	128,757
Treasury stock, at cost (4,145,390 and 3,061,400 shares at October 31, 2007 and January 31, 2007, respectively)	(32,270)	(22,870)
Accumulated deficit	(24,871)	(21,216)
Accumulated other comprehensive loss	(4,160)	(7,348)

Total stockholders’ equity	71,843	77,358

Total liabilities and stockholders’ equity	$202,927	$227,017

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Revenue:
License fees	$14,074	$10,974	$39,082	$34,736
Maintenance and other	32,287	30,949	95,090	91,847
Services	20,247	15,401	53,277	42,515

Total revenue	66,608	57,324	187,449	169,098

Costs and expenses:
Cost of license fees	2,294	1,852	6,217	5,367
Cost of maintenance, service and other revenue	25,820	21,311	73,531	62,346
Sales and marketing	17,167	15,566	51,154	47,114
Research and development	9,986	9,835	30,375	30,092
General and administrative	8,017	7,389	24,726	21,138
Amortization of intangibles from acquisitions	168	107	576	148

Total costs and expenses	63,452	56,060	186,579	166,205

Operating income	3,156	1,264	870	2,893

Other expense (income):
Interest income	(550)	(617)	(1,713)	(2,008)
Interest expense	325	320	1,025	859
Other expense (income), net	506	99	431	(1,533)

Total other expense (income)	281	(198)	(257)	(2,682)

Income before income taxes	2,875	1,462	1,127	5,575
Income tax expense	1,359	515	959	2,099

Net income	$1,516	$947	$168	$3,476

Basic net income per share	$0.05	$0.03	$0.01	$0.11

Diluted net income per share	$0.05	$0.03	$0.01	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2007	2006

Cash flows from operating activities:
Net income	$168	$3,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,850	5,654
Provision for doubtful accounts and sales adjustments	496	67
(Gain) loss on disposal of property and equipment	(83)	10
Exit costs	24	524
Stock compensation expense	4,456	3,887
Other, net	(366)	(82)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	18,310	22,200
Other assets	1,638	721
Accounts payable	(2,935)	(1,957)
Deferred revenue	(15,485)	(19,751)
Other liabilities	(2,366)	(3,806)

Net cash provided by operating activities	10,707	10,943
Cash flows from investing activities:
Purchase of property and equipment	(3,969)	(3,714)
Capitalized software costs	(984)	(1,044)
Acquisition of businesses, net of cash acquired	(3,940)	(6,973)
Restricted cash	—	(2,612)
Proceeds from sale of intangible assets	—	906
Proceeds from sale of property and equipment	100	177

Net cash used in investing activities	(8,793)	(13,260)
Cash flows from financing activities:
Repayments of debt	(209)	(244)
Proceeds from issuance of common stock	2,579	1,384
Changes in cash overdraft	(1,359)	950
Dividends paid	(2,406)	(2,441)
Minority shareholder payment	—	(389)
Repurchase of common stock	(14,218)	(5,567)

Net cash used in financing activities	(15,613)	(6,307)

Effect of exchange rates on cash and equivalents	3,542	(979)

Net decrease in cash and equivalents	(10,157)	(9,603)

Cash and equivalents at beginning of period	54,192	59,971

Cash and equivalents at end of period	$44,035	$50,368

See accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2007 of QAD Inc. (QAD or the Company). The results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. COMPUTATION OF NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(in thousands, except per share data)

Net income	$1,516	$947	$168	$3,476

Weighted average shares of common stock outstanding — basic	31,210	32,238	31,829	32,465

Weighted average shares of common stock equivalents issued using the treasury stock method	813	673	708	727

Weighted average shares of common stock and common stock equivalents outstanding — diluted	32,023	32,911	32,537	33,192

Basic net income per share	$0.05	$0.03	$0.01	$0.11

Diluted net income per share	$0.05	$0.03	$0.01	$0.10

Common stock equivalent shares consist of the shares issuable upon the vesting of restricted stock units (RSUs) and the exercise of stock options and stock appreciation rights (SARs) using the treasury stock method. For the three and nine months ended October 31, 2007, shares of common stock equivalents of approximately 2.6 million and 3.7 million, respectively, were not included in the diluted calculation because they were anti-dilutive. For the three and nine months ended October 31, 2006, shares of common stock equivalents of approximately 4.4 million and 3.8 million, respectively, were not included in the diluted calculation because they were anti-dilutive.
4. COMPREHENSIVE INCOME
Comprehensive income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(in thousands)

Net income	$1,516	$947	$168	$3,476
Foreign currency translation adjustments	1,460	337	3,188	(1,184)

Comprehensive income	$2,976	$1,284	$3,356	$2,292

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. BUSINESS COMBINATIONS
The results of operations of the following acquired businesses are included in the Condensed Consolidated Financial Statements from the respective dates of acquisition.
FBO Systems, Inc.
On November 3, 2006, the Company acquired Atlanta, Georgia-based FBO Systems, Inc. (FBOS), a developer and seller of enterprise asset management software. The Company purchased all of the capital stock of FBOS including certain tangible assets and intangible assets comprised of a trade name, customer relationships and all intellectual property rights to FBOS’s enterprise asset management software. The purchase price included $2.0 million paid in cash at closing, a deferred payment of $0.8 million paid February 2007 and contingent performance payments over the next three years based on revenue growth, which will be recorded when determinable beyond a reasonable doubt.
The purchase price of $2.8 million was allocated to net tangible assets acquired of $0.5 million, amortizable intangible assets comprised of intellectual property, trade name, and customer relationships, totaling $1.1 million, deferred tax liability of $0.4 million and goodwill of $1.6 million.
Precision Software Limited
On September 20, 2006, the Company acquired Dublin, Ireland-based Precision Software Limited (Precision), a provider of transportation management software solutions. Precision has main offices in Ireland and the United States with approximately 100 employees and operates as a division of the Company.
The Company acquired all of the capital stock of Precision. The Precision acquisition includes certain tangible assets and all intangible assets, including a trade name, customer relationships and all intellectual property rights to Precision’s software solutions. At closing, the Company paid $8.1 million in cash, of which $2.6 million was held in escrow and is contingent upon the completion of an audit of the acquired opening balance sheet as agreed upon by the parties. The first anniversary payment of $3.7 million was made in September 2007. A second and final payment of $3.5 million will be made in September 2008.
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
In fiscal 2006, prior to the acquisition, the Company had purchased co-ownership rights from Soft Cell to certain technology. This purchased technology was technologically feasible at the original purchase date and there were no significant issues related to integration with the Company’s software. The total purchase price for all modules was approximately $3.9 million and payment was due in phases from February 2005 through May 2006. As of March 2006, the Company owed Soft Cell $0.5 million related to the purchased technology. As part of the acquisition, this amount was forgiven and, as such, the Company lowered the amount previously recorded in capitalized software from $3.9 million to $3.4 million.
The acquired intellectual property is primarily comprised of two versions of the Soft Cell software, version 3 and version 5, of which version 5 is complementary to the QAD applications. Version 5 has been capitalized as intellectual property and is amortized over three years, beginning in the period the product was sold to customers, which occurred in the third quarter of fiscal 2008.
The Company sold certain acquired assets from Soft Cell to third-parties, including a license to version 3 of the software, customer contracts, the “Soft Cell” trade name and certain fixed assets, for total consideration of $1.1 million. The remaining purchase price was allocated to intellectual property and goodwill.
The acquisitions discussed above were not deemed material, either individually or in the aggregate; thus, pro forma supplemental information has not been provided.
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at October 31, 2007 and January 31, 2007 were as follows:

	October 31,	January 31,
	2007	2007
	(in thousands)

Capitalized software costs:
Acquired software technology	$8,803	$9,996
Capitalized software development costs	2,699	2,639

	11,502	12,635
Accumulated amortization	(2,288)	(3,004)

Capitalized software costs, net	$9,214	$9,631

The acquired software technology costs primarily relate to technology purchased from Precision and Soft Cell. In addition to the acquired software technology, the Company has capitalized internally developed software costs related to the Soft Cell technology and costs related to translations and localizations of QAD Enterprise Applications.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. CAPITALIZED SOFTWARE COSTS (Continued)
The change in capitalized software costs from January 31, 2007 to October 31, 2007 includes $2.7 million of “Capitalized software costs” being removed from the balance sheet. It is the Company’s policy to write-off capitalized software costs once fully amortized. Accordingly, the corresponding $2.7 million of “Accumulated amortization” was also removed from the balance sheet. These write-offs do not impact “Capitalized software costs, net.”
Amortization of capitalized software costs was $0.7 million and $1.7 million for the three and nine months ended October 31, 2007 and $0.4 million and $1.0 million for the three and nine months ended October 31, 2006. Capitalized software is amortized over the product’s estimated useful life, which is typically 3 years. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the nine months ended October 31, 2007, by reporting unit, were as follows (reporting unit regions are defined in note 12 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North		Asia	Latin
	America	EMEA	Pacific	America	Total
	(in thousands)

Balances, January 31, 2007	$3,563	$14,151	$316	$804	$18,834

Additions	36	36	568	—	640

Impact of foreign currency translation	—	1,791	—	26	1,817

Balances, October 31, 2007	$3,599	$15,978	$884	$830	$21,291

The additions to goodwill for the nine months ended October 31, 2007 were primarily due to $0.6 million in goodwill related to the Company’s Thailand subsidiary. On April 19, 2007, the minority shareholders exercised their put option to sell their shares, representing 25% ownership in the Thailand subsidiary, at fair value to the Company. As of October 31, 2007, the Company has accrued the preliminary fair value of the liability for the put option and the parties are in the process of finalizing the option price.
The Company is required to analyze goodwill for impairment on at least an annual basis. The Company has chosen the fourth quarter of its fiscal year as its annual test period.
Intangible Assets

	October 31,	January 31,
	2007	2007
	(in thousands)

Amortizable intangible assets
Customer relationships	$1,517	$1,430
Trade name	555	499
Covenant not to compete	193	203
Other	—	34

	2,265	2,166
Less: accumulated amortization	(959)	(382)

Net amortizable intangible assets	$1,306	$1,784

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. GOODWILL AND INTANGIBLE ASSETS (Continued)
Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2007 and January 31, 2007, all of the Company’s intangible assets, excluding goodwill, were determined to have definite useful lives and were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.2 million and $0.6 million for the three and nine months ended October 31, 2007 and $0.1 million and $0.2 million for the three and nine months ended October 31, 2006. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2008, 2009 and 2010 is $0.2 million, $0.7 million and $0.4 million, respectively. No additional amortization of these assets is estimated in fiscal 2011 and thereafter.
8. DEBT

	October 31,	January 31,
	2007	2007
	(in thousands)
Total debt
Notes payable	$17,303	$17,479
Capital lease obligations	36	64

	17,339	17,543
Less current maturities	(279)	(272)

Long-term debt	$17,060	$17,271

Notes Payable
In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal balance of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan which is secured by real property located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014.
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (Facility). The maximum amount that may be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA) less the total amount of letters of credit and other similar obligations. At October 31, 2007, the maximum that could have been borrowed under the Facility was $20 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA.
The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and minimum cash balances in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At October 31, 2007, a prime rate borrowing would have had an effective rate of 7.25% and a 30 day LIBOR borrowing would have had an effective rate of approximately 5.46%.
As of October 31, 2007, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

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
As a result of the implementation of FIN 48, the Company decreased the liability for net unrecognized tax benefits by $0.7 million, and accounted for the decrease as a cumulative effect of a change in accounting principle that resulted in a decrease in accumulated deficit of $0.7 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $2.0 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within 12 months of the reporting date. The Company historically classified contingencies related to taxes in current taxes payable. The Company expects that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities will decrease by $0.1 million. As a result of the adoption, $1.9 million has been reclassified to long-term income taxes payable as the amounts are not anticipated to be settled within the next 12 months. There have been no significant changes to these amounts during the nine months ended October 31, 2007.
The Company’s policy is to include interest and penalties related to unrecognized tax contingencies within the provision for taxes on the consolidated condensed statements of income. As of the date of adoption of FIN 48, the Company had accrued approximately $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits.
The Company files U.S. federal, U.S. state and foreign tax returns and those returns are subject to audit by various tax authorities. The years that may be subject to examination vary by jurisdiction due to different statute of limitation expiration dates. As of January 31, 2007, a summary of the tax years that remain subject to examination in the Company’s major tax jurisdictions are:

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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCKHOLDERS’ EQUITY (Continued)
The following table sets forth, for the periods indicated, reported stock compensation expense for the three and nine month periods ended October 31, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense by function:
Cost of maintenance, service and other revenue	$251	$240	$760	$701
Sales and marketing	418	315	1,074	940
Research and development	247	214	579	639
General and administrative	540	522	2,043	1,607

Total stock-based compensation expense	$1,456	$1,291	$4,456	$3,887

In accordance with SFAS 123R, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. There were no excess tax benefits recorded for equity awards exercised in both the nine months ended October 31, 2007 and October 31, 2006, as those tax benefits were not realized as a reduction to income taxes payable.
The weighted average assumptions used to value the options and SARs are shown in the following table.

	Nine Months Ended
	October 31,
	2007	2006

Expected life in years (1)	5.25	5.22

Risk free interest rate (2)	4.58%	4.96%

Volatility (3)	59%	71%

Dividend rate (4)	1.05%	1.31%

(1)	The expected life of options and SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the equity awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the equity award.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCKHOLDERS’ EQUITY (Continued)
The following table summarizes the activity for outstanding options and SARs for the nine months ended October 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
	Options/	Exercise	Remaining	Intrinsic
	SARs	Price per	Contractual	Value
	(in thousands)	Share	Term (years)	(in thousands)
Outstanding at January 31, 2007	5,634	$7.38	5.4	$7,472
Granted	1,135	9.14
Exercised	(646)	4.11
Expired	(155)	11.45
Forfeited	(241)	8.01

Outstanding at October 31, 2007	5,727	$7.96	5.6	$7,982

Vested and expected to vest at October 31, 2007 (1)	4,946	$7.92	5.5	$7,206

Vested and exercisable at October 31, 2007	2,542	$7.56	4.4	$5,011

(1)	The expected to vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The Company began issuing RSUs to board members and select executives in the second quarter of fiscal 2008. The estimated fair value of the RSUs was calculated based on the market price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period. During the nine months ended October 31, 2007, 295,000 RSUs were issued with a weighted average grant date fair value of $8.12 per share and as of October 31, 2007, all 295,000 RSUs remain outstanding.
At October 31, 2007, there was approximately $9.7 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years. Total unrecognized compensation cost related to RSUs and restricted stock awards was approximately $2.2 million as of October 31, 2007. This cost is expected to be recognized over a period of approximately 3.6 years.
Stock Repurchase Programs
On September 6, 2007, the Company announced that its Board of Directors approved a stock repurchase program which authorized management to purchase up to one million shares of the Company’s common stock over the course of one year. This program is currently open.
On May 16, 2007, the Company’s Board of Directors approved a stock repurchase program which authorized the repurchase of up to one million shares of the Company’s common stock for a one-year period. On June 7, 2007, the Board of Directors increased the authorized shares under the repurchase program from one million to 1.5 million. This repurchase program was completed as of July 31, 2007.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCKHOLDERS’ EQUITY (Continued)
In May 2006, the Company’s Board of Directors approved a stock repurchase program authorized for one year to buy up to one million shares of the Company’s common stock. No shares were repurchased under the May 2006 program during fiscal 2008, and the plan expired on May 17, 2007.
Stock Repurchase Activity
During the three months ended October 31, 2007, the Company repurchased approximately 226,000 shares of its common stock at an average repurchase price of $8.56 per share, including fees. For the nine months ended October 31, 2007, the Company repurchased approximately 1.7 million shares at an average price of $8.24 per share, including fees, for total consideration of $14.2 million. Of the 1.7 million shares repurchased to date, one million shares were repurchased in a single privately negotiated transaction.
For comparison purposes, during the three months ended October 31, 2006, the Company repurchased approximately 196,000 shares of its common stock at an average repurchase price of $7.60 per share, including fees. For the nine months ended October 31, 2006, the Company repurchased approximately 739,000 shares at an average price of $7.53 per share, including fees, for total consideration of $5.6 million.
For the full fiscal year ended January 31, 2007, the Company repurchased approximately 794,000 shares of its common stock at an average repurchase price of $7.56 per share for total cash consideration of $6.0 million, including fees.
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
The geographic business segments derive revenue from the sale of licenses, maintenance and services to third-party customers. License revenue is assigned to the regions based on the proportion of commissions earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are delivered.
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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
	(in thousands)

Revenue:
North America	$29,531	$24,514	$82,407	$72,508
EMEA	21,329	19,660	60,916	56,792
Asia Pacific	11,146	9,116	31,512	28,235
Latin America	4,602	4,034	12,614	11,563

	$66,608	$57,324	$187,449	$169,098

Operating income (loss):
North America	$4,578	$4,932	$12,076	$13,503
EMEA	1,997	526	2,271	856
Asia Pacific	204	639	979	1,706
Latin America	241	(75)	219	(545)
Corporate	(3,864)	(4,758)	(14,675)	(12,627)

	$3,156	$1,264	$870	$2,893

	October 31,	January 31,
	2007	2007
	(in thousands)
Identifiable assets:
North America	$109,905	$126,633
EMEA	60,393	70,489
Asia Pacific	24,433	21,051
Latin America	8,196	8,844

	$202,927	$227,017

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
QAD Global Services and application support are important components of QAD solutions. We have the capabilities and industry expertise required to implement our solutions almost anywhere in the world, in multiple languages and currencies, and to support business processes for local financial and operational practices. Our geographic management structure enables us to adapt our global practices to meet local requirements and deliver our services effectively within each region. We work closely with our customers to support their global operations through our network of regional support centers, alliances and online support which are accessible 24 hours a day, seven days a week, virtually anywhere in the world. Our services offerings include post-implementation services, such as Application Management Services, that enable continuous operational and business improvement by our customers.

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
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided or delivered to the customer and no uncertainties exist surrounding product or service acceptance; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.
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
Revenue from our subscription product offerings is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized in accordance with SOP 97-2 using the residual method.
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
Goodwill and Intangible Assets. At October 31, 2007, goodwill and other intangible assets balances totaled $21.3 million and $1.3 million, respectively, and accounted for 11.1% of total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Other intangible assets are tested when events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS No. 144. Other intangible assets arise from business combinations and consist of customer relationships, restrictive covenants related to employment agreements, and trade names that are amortized, on a straight-line basis, over periods of up to five years. For further discussion of other intangible assets, see note 7 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.
Capitalized Software Costs. We capitalize software development costs incurred once technological feasibility has been achieved in the form of a working model. These costs are primarily related to the localization and translation of our products. We capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing.

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
Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS No. 109, “Accounting for Income Taxes”, requires that the carrying value of our deferred tax assets reflect an amount that is more likely than not to be realized. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was no reduction of valuation allowances recorded in the first nine months of fiscal 2008 or 2007. Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.
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
Equity-based Compensation Expense. SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) requires that share-based payment transactions with employees be accounted for using a fair-value-based method and expensed ratably over the vesting period of the equity instrument.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Revenue:
License fees	21%	19%	21%	21%
Maintenance and other	49	54	51	54
Services	30	27	28	25

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	3	3	3	3
Cost of maintenance, service and other revenue	39	37	40	37
Sales and marketing	26	27	27	28
Research and development	15	17	16	18
General and administrative	12	13	13	12
Amortization of intangibles from acquisitions	—	1	—	—

Total costs and expenses	95	98	99	98

Operating income	5	2	1	2
Other expense (income)	1	(1)	—	(1)

Income before income taxes	4	3	1	3
Income tax expense	2	1	1	1

Net income	2%	2%	—%	2%

Total Revenue. Total revenue for the third quarter of fiscal 2008 was $66.6 million, an increase of $9.3 million, or 16%, from $57.3 million in the third quarter of fiscal 2007. Our acquisitions of Precision and FBOS, which were completed in the previous year, accounted for $3.4 million of total revenue in the third quarter of fiscal 2008, compared to $0.8 million in the same quarter of the previous year. Holding foreign currency exchange rates constant to those applicable in the third quarter of fiscal 2007, total revenue for the current quarter would have been approximately $64.6 million, representing a performance increase of $7.3 million, or 13%, when compared to the same period last year. Holding exchange rates constant, all revenue categories increased when comparing our current quarter results to the same quarter of the previous year, with the most significant increases in services and license revenue. As a percentage of total revenue, revenue outside the North America region was relatively consistent at 56% and 57% in the third quarter of fiscal 2008 and fiscal 2007, respectively. The slight decrease was primarily due to higher growth in services and license revenue in North America compared to other regions. All of our geographic regions experienced increases in total revenue quarter over quarter. The favorable currency impact of $2.0 million for the third quarter of fiscal 2008 related primarily to fluctuations in the euro and Australian dollar.
Total revenue for the first nine months of fiscal 2008 was $187.4 million, an increase of $18.3 million, or 11%, from $169.1 million in the first nine months of fiscal 2007. Our acquisitions of Precision and FBOS, which were completed in the previous year, accounted for $9.2 million of total revenue in the first nine months of fiscal 2008 compared to $0.8 million in the same period of the previous year. Holding foreign currency exchange rates constant to those applicable in the first nine months of fiscal 2007, total revenue for the current year would have been approximately $182.6 million, representing a performance increase of $13.5 million, or 8%, when compared to the same period last year. Holding exchange rates constant, all revenue categories increased when comparing the first nine months of fiscal 2008 to the first nine months of fiscal 2007, with the most significant increase in services revenue. Revenue outside the North America region was relatively consistent at 56% and 57% of total revenue for the first nine months of fiscal 2008 and 2007, respectively. The slight decrease was primarily due to higher growth in services and license revenue in North America compared to the other regions. All of our geographic regions experienced increases in total revenue period over period. The favorable currency impact of $4.8 million for the first nine months of fiscal 2008 was related primarily to fluctuations in the euro, Australian dollar and Thai baht.

License Revenue. License revenue was $14.1 million for the third quarter of fiscal 2008, an increase of $3.1 million, or 28%, from $11.0 million for the third quarter of fiscal 2007. Our acquisitions of Precision and FBOS, which were completed in the previous year, accounted for $0.9 million of license revenue in the third quarter of fiscal 2008. Holding foreign currency exchange rates constant to those applicable in fiscal 2007, license revenue for the current quarter would have been approximately $13.7 million, representing a $2.7 million, or 25%, performance increase from the same period last year. License revenue increased across all of our geographic regions. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2008, 12 customers placed license orders totaling more than $300,000, of which one exceeded $1 million. This compared to the fiscal 2007 third quarter in which six customers placed license orders totaling more than $300,000, of which none exceeded $1 million. When comparing the current quarter to the same quarter of the previous year, discounts granted to customers for software licenses increased primarily due to larger discounts that generally accompany larger transactions.
License revenue was $39.1 million for the first nine months of fiscal 2008, an increase of $4.4 million, or 13%, from $34.7 million for the first nine months of fiscal 2007. Our acquisitions of Precision and FBOS, which were completed in the previous year, accounted for $2.6 million of license revenue in the first nine months of fiscal 2008. Holding foreign currency exchange rates constant to those applicable in fiscal 2007, license revenue for the current year would have been approximately $38.3 million, representing a $3.6 million, or 10%, performance increase from the same period last year. License revenue increased across all of our geographic regions with the exception of our Asia Pacific region where license revenue was flat. During the first nine months of fiscal 2008, 26 customers placed license orders totaling more than $300,000, of which two exceeded $1 million. This compared to 17 customers who placed license orders totaling more than $300,000 in the first nine months of fiscal 2007, of which none exceeded $1 million. Discounts granted to customers for software licenses remained consistent during the first nine months of fiscal 2008 when compared to the same period in fiscal year 2007.
Maintenance and Other Revenue. Maintenance and other revenue was $32.3 million for the third quarter of fiscal 2008, representing an increase of $1.4 million, or 5%, from $30.9 million for the third quarter of fiscal 2007. Our acquisitions of Precision and FBOS, which were completed in the previous year, accounted for $0.7 million of maintenance and other revenue in the third quarter of fiscal 2008 compared to $0.1 million in the same period in fiscal 2007. When we hold exchange rates constant to those prevailing in the third quarter of fiscal 2007, fiscal 2008 maintenance and other revenue would have increased approximately $0.7 million, or 2%, to $31.6 million. Maintenance and other revenue increased across all our geographic regions quarter over quarter.
Maintenance and other revenue was $95.1 million for the first nine months of fiscal 2008, an increase of $3.3 million, or 4%, from $91.8 million for the same period of fiscal year 2007. Our acquisitions of Precision and FBOS, which were completed in the previous year, accounted for $1.8 million of maintenance and other revenue in the first nine months of fiscal 2008 compared to $0.1 million in the same period in fiscal 2007. Holding exchange rates constant to those prevailing in the first nine months of fiscal 2007, the current year’s maintenance and other revenue would have increased approximately $1.4 million, or 2%, to $93.2 million. Maintenance and other revenue increased in all our geographic regions with the exception of Latin America, where maintenance and other revenue remained flat during the first nine months of fiscal 2008 when compared to the same period in fiscal 2007.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed or are in the process of renewing their maintenance contract as of the current period end. Our maintenance contract renewal rate for the third quarters and first nine months of both fiscal 2008 and 2007 was in excess of 90%.
Services Revenue. Services revenue was $20.2 million for the third quarter of fiscal 2008, representing an increase of $4.8 million, or 31%, when compared to the same period last year at $15.4 million. Our acquisitions of Precision and FBOS, which were completed in the previous year, accounted for $1.7 million of services revenue in the third quarter of fiscal 2008 compared to $0.7 million in the third quarter of fiscal 2007. Holding exchange rates constant to those prevailing during the third quarter of fiscal 2007, services revenue for the third quarter of fiscal 2008 would have increased approximately $3.9 million, or 25%, to $19.3 million. When comparing the current quarter to the same quarter of the prior year, services revenue increased across all regions, with the most notable increase in our North America and Latin America regions.

For the first nine months of fiscal 2008, services revenue was $53.3 million, representing an increase of $10.8 million, or 25%, when compared to the same period last year at $42.5 million. Our acquisitions of Precision and FBOS, which were completed in the previous year, accounted for $4.8 million of services revenue in the first nine months of fiscal 2008 compared to $0.7 million in the first nine months of fiscal 2007. Holding exchange rates constant to those prevailing during the first nine months of fiscal 2007, services revenue for fiscal 2008 would have increased approximately $8.6 million, or 20%, to $51.1 million when compared to the same period last year. Services revenue increased in all regions with the exception of our Europe, Middle East and Africa region, where services revenue were slightly lower during the first nine months of fiscal 2008 when compared to the same period in fiscal 2007.
Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) in the third quarter of fiscal 2008 was $28.1 million, an increase of $4.9 million, or 21%, from $23.2 million in the third quarter of fiscal 2007. As a percentage of total revenue, total cost of revenue was 42% and 40% for the third quarter of fiscal 2008 and 2007, respectively. Holding exchange rates constant to those prevailing during the third quarter of fiscal 2007, total cost of revenue for the third quarter of fiscal 2008 would have increased approximately $3.9 million, or 17%, to $27.1 million, and the total cost of revenue as a percentage of total revenue would have been unchanged at 42%. The increase in total cost of revenue as a percent of total revenue was primarily due to the change in the revenue mix caused by the growth in lower margin services revenue as a percent of total revenue. The increased demand for our services was supported with existing resources and the use of sub-contractors.
Total cost of revenue for the first nine months of fiscal 2008 was $79.7 million, an increase of $12.0 million, or 18%, from $67.7 million in the first nine months of fiscal 2007. As a percentage of total revenue, total cost of revenue was 43% and 40% for the first nine months of fiscal 2008 and 2007, respectively. Holding exchange rates constant to those prevailing during the first nine months of fiscal 2007, total cost of revenue for the fiscal 2008 period would have been approximately $77.1 million, resulting in a performance change of $9.4 million, or 14%, and the total cost of revenue as a percentage of total revenue would have decreased 1% to 42%. The increase in total cost of revenue as a percent of total revenue was primarily due to the change in the revenue mix caused by the growth in lower margin services revenue as a percent of total revenue. The increased demand for our services was supported with existing resources and the use of sub-contractors.
Sales and Marketing. Sales and marketing expense for the third quarter of fiscal 2008 was $17.2 million, an increase of $1.6 million, or 10%, from $15.6 million in the third quarter of fiscal 2007. Holding exchange rates constant to last year, sales and marketing expense would have increased approximately $0.9 million, or 6%, to $16.5 million. The increase was primarily related to personnel expenses, including increased commissions of $0.5 million and increased salary expense of $0.4 million.
Sales and marketing expense for the first nine months of fiscal 2008 was $51.2 million, an increase of $4.1 million, or 9%, from $47.1 million in the comparable prior year period. Higher sales and marketing expense was driven in part by sales and marketing expenses related to our Precision division which was acquired late in the third quarter of fiscal 2007. Holding exchange rates constant to last year, sales and marketing expense would have increased approximately $2.5 million, or 5%, to $49.6 million. The primary reasons for the increase in sales and marketing expense year-over-year was increased personnel costs. Commissions increased $1.1 million, salary expense increased $0.9 million and bonus expense increased $0.5 million. In addition, recruiting expense increased $0.3 million and travel costs increased $0.3 million primarily due to additional sales training conducted in the second quarter of fiscal 2008. The increase in sales and marketing expense during the first nine months of fiscal 2008 was partially offset by a decrease in marketing costs of $0.9 million primarily related to less outsourced public relations and advertising related activities.

Research and Development. Research and development expense for the third quarter of fiscal 2008 was $10.0 million, an increase of $0.2 million, or 2%, from $9.8 million in the third quarter of fiscal 2007. Holding exchange rates constant to last year, current quarter expense was approximately $9.6 million, a decrease of $0.2 million, or 2%. Our research and development expense was relatively flat quarter over quarter and the slight performance decrease was primarily related to lower salary expense.
Research and development expense for the first nine months of fiscal 2008 was $30.4 million, an increase of $0.3 million, or 1%, from $30.1 million in the comparable prior year period. Holding exchange rates constant to last year, research and development expense was approximately $29.4 million, a decrease of $0.7 million, or 2%. The decrease in research and development expense was primarily related to decreased travel costs of $0.4 million and increased development income of $0.3 million.
General and Administrative. General and administrative expense for the third quarter of fiscal 2008 was $8.0 million, an increase of $0.6 million, or 8%, from $7.4 million in the third quarter of fiscal 2007. Holding exchange rates constant to last year, current quarter expense would have increased approximately $0.4 million, or 5%, to $7.8 million when comparing to the same quarter in the previous year. The performance variance was primarily related to increased bonus expense of $0.3 million.
For the first nine months of fiscal 2008, general and administrative expense was $24.7 million, an increase of $3.6 million, or 17%, from $21.1 million in the comparable prior year period. Holding exchange rates constant to last year, current year expense would have increased approximately $3.0 million, or 14%, to $24.1 million. The increase was primarily due to increased professional fees of $1.1 million primarily related to tax consulting, increased bonus expense of $0.7 million, increased salary expense of $0.5 million and increased stock compensation expense of $0.4 million.
Other (Income) Expense. Other (income) expense, net was $0.3 million for the third quarter of fiscal 2008 compared to other (income) expense, net of $(0.2) million in same period of fiscal 2007. The $0.5 million change in other (income) expense, net was primarily due to a $0.4 million unfavorable foreign currency variance when comparing the third quarter of fiscal 2008 to the third quarter of fiscal 2007.
Other income, net was $0.3 million and $2.7 million for the first nine months of fiscal 2008 and 2007, respectively. The $2.4 million change was primarily due to a $2.1 million unfavorable foreign currency variance when comparing the first nine months of fiscal 2008 to the first nine months of fiscal 2007.
Income Tax Expense. We recorded income tax expense of $1.4 million for the quarter ended October 31, 2007 and $0.5 million for the same quarter last year. Our income tax rate for the current quarter increased to 47% from 35% in the same quarter of the previous year. These amounts reflect higher levels of income in the current quarter as compared to the same quarter last year as well as changes in jurisdictional mix of income.
We recorded income tax expense of $1.0 million and $2.1 million for the first nine months of fiscal 2008 and 2007, respectively. Our income tax rate increased to 85% from 38% for the same periods. The higher income tax rate for the first nine months of the current year reflect a lower level of profitability for the first nine months of fiscal 2008 as well as changes in the jurisdictional mix of income over the same period last year. Our business outlook for the full year assumes an effective tax rate of 47%.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings.

Working Capital
Our working capital was $4.2 million and $15.0 million as of October 31, 2007 and January 31, 2007, respectively. The $10.8 million decrease in working capital was primarily due to a $27.0 million decrease in current assets, partially offset by a $16.2 million decrease in current liabilities.
The $27.0 million decrease in current assets related primarily to a $17.7 million decrease in accounts receivable due to seasonal declines following high year-end renewal billings. Cash and equivalents decreased $10.2 million to $44.0 million as of October 31, 2007 from $54.2 million as of January 31, 2007. Cash decreased primarily due to $14.2 million of cash paid to repurchase common stock, purchases of property and equipment of $4.0 million, business acquisition costs of $3.9 million primarily related to our acquisition of Precision and dividend payments of $2.4 million. Decreases in cash related to those activities were partially offset by $10.7 million in cash generated from operating activities and proceeds from the exercise of stock options of $2.6 million. For additional explanation of cash changes, please see the “Cash Flows” section below.
The $16.2 million decrease in current liabilities was primarily related to a $12.2 million decrease in deferred revenue due to seasonal declines following high year-end maintenance renewal billings. In addition, accounts payable decreased $2.9 million due to a seasonal decline in trade payables and other current liabilities decreased $1.1 million primarily due to payments in the current year of prior year-end liabilities which included seasonally higher year end royalties and sales and use taxes. Other current liabilities fluctuations included lower accrued severance and higher accrued vacation.
We have historically calculated accounts receivable days’ sales outstanding (DSO) using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue in the accounts receivable balance as of the period end. When reviewing the performance of our business units, DSO under the countback method is used by management. It is management’s belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods, which is typically over the following twelve months.
DSO under the countback method as of October 31, 2007 and 2006 was consistent at 66 days. That compares to 56 days at January 31, 2007. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 69 days at October 31, 2007 and is relatively consistent with DSO at October 31, 2006 which was 67 days. DSO using the average method at January 31, 2007 was 93 days. Changes from fiscal year-end were due to seasonal fluctuations in sales, primarily related to high year-end maintenance renewal billings.
Cash Flows
Following is a summary of cash flows for the first nine months of fiscal 2008 and 2007:
Operating Activities
Net cash provided by operating activities remained relatively consistent at $10.7 million and $10.9 million for the first nine months of fiscal 2008 and 2007, respectively. The decrease in net cash provided by operating activities related primarily to a smaller decline in accounts receivable which had a negative effect on cash of $3.9 million and a $3.3 million decrease in net income to $0.2 million for the first nine months of fiscal 2008 from $3.5 million for the same period in fiscal 2007. These changes which resulted in decreased operating cash flow were mostly offset by a smaller decline in deferred revenue of $4.3 million, which had a positive effect on cash. In addition, other liabilities decreased $1.4 million less than in the prior year primarily due to higher accrued commissions, bonus and salary expenses in fiscal 2008 which also had a positive effect on cash. Depreciation and amortization expense increased $1.2 million compared to the prior year primarily due to the amortization of acquired software technology and intangible assets.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2008 and 2007 was $8.8 million and $13.3 million, respectively. The first nine months of fiscal 2008 and 2007 included $4.0 million and $3.7 million, respectively, of property and equipment purchases. The prior year purchases primarily related to computer equipment. The current year purchases primarily related to computer equipment and software. In the first nine months of fiscal 2008, we paid $3.9 million related to the acquisitions completed in the previous year, including a $3.7 million payment in the third quarter of fiscal year 2008 related to the acquisition of Precision.

In the first nine months of fiscal 2007, we completed three acquisitions and paid $7.0 million associated with those transactions. In addition, we transferred $2.6 million of restricted cash held in escrow until certain contingencies are resolved. In fiscal 2007 we subsequently sold certain acquired intangible assets for $0.9 million. For further discussion of business combinations, see note 5 “Business Combinations” within Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Financing Activities
Net cash used in financing activities was $15.6 million and $6.3 million for the first nine months of fiscal 2008 and 2007, respectively.
The first nine months of fiscal 2008 included repurchases of common stock of $14.2 million compared to repurchases of $5.6 million in the same period of the prior year. In fiscal 2007, all common stock repurchases were acquired on the open market while in fiscal 2008, the repurchases included one million shares acquired in a single, privately negotiated transaction.
The first nine months of the current and prior year also include $2.6 million and $1.4 million, respectively, in proceeds from the issuance of common stock, primarily related to the exercise of equity awards. Dividends paid to stockholders were consistent at $2.4 million in both periods.
We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our working capital requirements, debt service and other cash needs over the next twelve months.
Contractual Obligations
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust. The loan has a principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This is a non-recourse loan, which is secured by real property located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014.
Credit Facility
Effective April 7, 2005, we entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (Facility). The maximum amount that can be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA) less the total amount of letters of credit and other similar obligations. At October 31, 2007, the maximum that could have been borrowed under the Facility was $20 million. We pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.
The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At October 31, 2007, a prime rate borrowing would have had an effective rate of 7.25% and a 30 day LIBOR borrowing would have had an effective rate of approximately 5.46%.
As of October 31, 2007, there were no borrowings under the Facility and we were in compliance with the debt covenants.

Minority Interest
During the nine month period ended October 31, 2007, the minority shareholders of QAD’s Thailand subsidiary exercised their put option to sell their shares to QAD. To purchase the shares, we accrued a preliminary fair value estimate of the liability of $1.1 million as of October 31, 2007 and expect to make payment in fiscal 2008.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the nine months ended October 31, 2007 and 2006, approximately 30% and 35% of our revenue was denominated in foreign currencies. Approximately 40% and 45% of our expenses were denominated in currencies other than the U.S. dollar for the nine month periods ended October 31, 2007 and October 31, 2006, respectively. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction losses totaled $0.6 million during the nine months ended October 31, 2007. This compares to transaction gains of $1.5 million during the nine months ended October 31, 2006. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.
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
Changes in internal control over financial reporting. We reported the following material weakness as of January 31, 2007 in our Annual Report on Form 10-K: we did not maintain effective control over financial reporting related to our year end accounting for income taxes. Specifically, we did not have effective procedures to provide for timely preparation of schedules supporting our current and deferred income tax provision and related deferred tax balances such that a comprehensive review of these supporting schedules could be performed. In order to remediate this material weakness, we are implementing revised policies and procedures pertaining to income taxes and we are enhancing the review processes. We believe that these corrective steps will sufficiently remediate the material weakness described above. Aside from the ongoing implementation of these measures, there were no changes in our internal control over financial reporting during the three and nine month periods ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchase activity during the three months ended October 31, 2007 was as follows:

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Plans
Period	Purchased	per Share	Plans or Programs	or Programs (1)

8/1/07 — 8/31/07	—	$—	—	—

9/1/07 — 9/30/07	178,000	$8.45	178,000	822,000

10/1/07 — 10/31/07	48,000	$8.97	48,000	774,000

(1)	In September 2007, the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock. As of October 31, 2007, 226,000 shares had been repurchased under the program.
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

QAD Inc. (Registrant)
Date: December 7, 2007	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002