Form 10-K
period 2008-01-31
QAD INC
filed 2008-04-15
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-22823

QAD Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0105228
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
100 Innovation Place
Santa Barbara, California 93108
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code (805) 566-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

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
☐ YES ☑ NO
As of July 31, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 31,197,442 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2007) was approximately $109.9 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 31, 2008, there were 30,774,479 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 18, 2008.

QAD INC.
FISCAL YEAR 2008 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe”, “anticipate”, “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in Item 1A entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2009.
PART I
ITEM 1. BUSINESS
ABOUT QAD
QAD Inc. (QAD, the Company, we or us), a Delaware corporation founded in 1979 is a provider of enterprise software applications, professional services and application support that address the requirements of manufacturing companies primarily in six target industries. With a goal of delivering software applications that enable its customers to operate their businesses more efficiently, embrace emerging business practices and comply with legislative requirements, QAD has built a customer base of more than 6,100 licensed sites that support their businesses using QAD software and services. QAD employs over 1,500 people around the world who develop products and work with customers to implement and support QAD Enterprise Applications. QAD’s vision for the future of manufacturing is a market where all suppliers, manufacturers and customers collaborate seamlessly to eliminate inefficiencies and automate processes at all stages of the supply chain. This vision for what QAD terms the Perfect Lean Market is key to QAD’s product direction and is unique in the enterprise software industry.
QAD Enterprise Applications, which includes modules formerly marketed as MFG/PRO, is QAD’s core product suite. QAD Enterprise Applications has been developed to address the needs of manufacturers in six principal industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. In addition to strong vertical expertise, we develop our products and services through consultation with customers and partners, ensuring that we are knowledgeable of requirements in the markets we serve. A key focus for QAD is addressing the needs of global manufacturers, enabling them to implement software applications to run their businesses almost anywhere in the world and meet local requirements while maintaining control of their business as a whole.
QAD has a design philosophy of developing software applications that are easy to implement as well as easy to use. Combined with focused implementation tools and methodology, we believe this design philosophy allows customers to implement QAD solutions faster than other competing solutions at lower operating costs over time.
In addition to the delivery of QAD Enterprise Applications, QAD has developed a global services and application support capability, with over 600 skilled personnel located throughout the world. QAD’s services and support capabilities are critical in delivering the value of its solutions to customers.
QAD has been at the leading edge of a number of technologies aimed at supporting its vision for the Perfect Lean Market. For example, QAD provides collaborative supply chain capabilities delivered on demand through its Supply Visualization service. QAD has built on this method of delivering its software applications and in 2007 announced the capability to deliver QAD Enterprise Applications in an on demand deployment environment. With QAD On Demand, customers can connect to their application over a network or the Internet without the need to provide or support their own computer systems. We see the on demand deployment option gaining acceptance in the market. QAD has considered this trend in delivering our software applications to address customers’ requirements.

CUSTOMERS
As of January 31, 2008, QAD software was licensed at approximately 6,100 sites in more than 90 countries. No single customer accounted for more than 10 percent of total revenue during any of the last three fiscal years. The following are among the companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and services billings over the last three fiscal years:
Automotive
ArvinMeritor, Caterpillar, DURA Automotive Systems, EMCOM Technologies, Faurecia, Federal Mogul, Ford Motor Company, Freudenberg & Co., GKN, Johnson Controls, KYB Corporation, Lear, Remy International, TRW Automotive, Webasto, Yamaha Motor
Consumer Products
AKZO Nobel, Albany International, Amcor, Avery Dennison, Avon Products, Black & Decker, Culligan, David Yurman, de la Rue, International Paper, Proctor & Gamble, PZ Cussons, Sherwin-Williams, Watts Water Technologies
High Technology
Anritsu, FCI, Fujikura, Gemalto, General Electric, Hewlett Packard, Hitachi, Invensys, Itron, Laird Group, Lincoln Electric Holdings, Metrologic Instruments, Moog, Philips Electronics, SanDisk, Superior Essex
Food and Beverage
Associated British Foods, AVI, Bakkersland, Bush’s Pet Foods, Coca-Cola Enterprises, Farm Frites, Imperial Tobacco, John B. Sanfilippo & Son, Kraft Foods, Lion Nathan, Oishi Group, PepsiCo, Qantas Flight Catering, Ralcorp, SPC Ardmona, Unilever
Industrial Products
A.O. Smith, Alcoa, Coorstek, Crane, Eaton, Enodis, Firmenich, Harris, Metso, Pentair, PPG Industries, Rockwell Automation, Saft, Saint-Gobain, Schlumberger, Thales
Life Sciences
Arthrex, Biovail, C.R. Bard, Cytyc, Genzyme, John Crane, Johnson & Johnson, Kyphon, Laerdal Medical, Medela, Medtronic, Spacelabs Healthcare, Stryker, Tecnofarma, Teleflex, UCB Pharma
COMPETITIVE LANDSCAPE
Since the peak in Enterprise Resource Planning (ERP) software implementations following the year 2000, there has been considerable consolidation within the ERP market. Today’s market has consolidated to a point where there are a few large companies who operate globally, several providers of ERP to local markets who do not operate globally and some niche solutions providers. QAD provides global applications and services capability, as well as the deep functionality of a focused solutions provider.
During the consolidation phase of recent years, some companies have focused on growth through acquisition of software businesses. We believe these companies have developed product suites made of many overlapping applications with little or no synergies between them. QAD has not pursued this growth strategy as we believe it is an unsustainable business model that is detrimental to the interest of our customers in the short term and to our shareholders in the long term.
When we consider the competition, we believe it can be broken in two broad categories of providers—global and local. QAD is well positioned to compete with providers in each of these categories. Further broken down, the key markets in which we operate are Global Enterprise Resource Planning, Local Enterprise Resource Planning, Managed and Professional Services and On Demand application delivery. The market definitions and competition are detailed below.

Global Enterprise Resource Planning
QAD offers a robust global solution and services organization that addresses the needs of global manufacturers. This suite consists of core ERP capabilities and a range of extended enterprise applications to compliment the core system, including products to support Customer Relationship Management (CRM), Transportation Management, Global Trade Management (GTM), Enterprise Asset Management (EAM), Business Analytics and Enterprise Application Integration (EAI). Most of QAD’s revenue is derived from global manufacturing in this marketplace. QAD competes against several large, global competitors as well as a number of smaller, local companies providing a variety of offerings. Our large competitors are SAP AG, Oracle Corporation, Infor and to a limited extent, Microsoft Dynamics, a division of Microsoft Inc. QAD differentiates itself through its depth of capabilities for manufacturers and its acute industry focus, which we believe leads to less customization and lower costs for customers. This compares to the activities of the larger market players who, we believe, build offerings to cover very broad markets with a lesser focus on manufacturing alone. Ease of implementation, localization and multiple language support, as well as low total cost of ownership make QAD Enterprise Applications an attractive software choice for global businesses.
Local Enterprise Resource Planning
QAD Enterprise Applications is designed to be scalable so that the same applications can be deployed by global multinational companies as well as by local companies that may operate in a single country or even in a single location. The competition in this market varies by geography. In its regional businesses, QAD experiences competition from many other vendors, including SAP, Epicor, Microsoft Dynamics, Pronto Software, Lawson, Datsul, IFS and USF. QAD differentiates itself in this space by delivering robust manufacturing-focused capabilities and specialist capabilities to meet industry requirements. QAD believes its key competitive differentiator when competing in local markets is its depth of manufacturing capabilities within its software applications combined with the ease of implementation, which reduces the initial cost of deployment as well as ongoing costs to support the applications.
Managed and Professional Services
QAD provides a complete range of dedicated services to support customers using QAD Enterprise Applications. In addition, customers may supplement these services with partner or competitive service providers, both globally and locally. QAD services support the initial implementation of QAD Enterprise Applications and its components, migration from other ERP systems to QAD Enterprise Applications, services supporting the upgrade of customers to newer versions of QAD Enterprise Applications, and services to support the management of customers’ software applications. The QAD Implementation methodology known as Q-Advantage has been developed to support implementations ranging in complexity from single site to global multi-site roll-outs, minimize risk and accelerate the time taken for customers to achieve their implementation goals. In addition, the QAD Application Management Services (AMS) offering can be tailored to meet the precise needs of our customers for delivery and support of their QAD Enterprise Applications.
On Demand
On demand deployment of software, or Software as a Service (SaaS), is becoming a more frequently used method of deploying software applications. Some of QAD’s software has been delivered on demand for several years, in particular QAD Supply Visualization (SV). In fiscal 2008, we began sales of QAD Enterprise Applications with deployment independence through our On Premise (system is installed on a customer’s computer), On Demand, (system is accessible remotely via the Web) or On Appliance (system is delivered on a machine that QAD remotely supports and administers) deployment options. The number of customers who have selected to deploy QAD software in an on demand deployment is growing and we expect to deliver more of our extended enterprise solutions in an on demand model in the future. While on demand deployment of QAD Enterprise Applications is developing, the main areas of attention for on demand delivery today are typically point solutions. Several competitors are exploring this deployment model despite there being a relatively low volume of activity at this time.

THE QAD STRATEGY
QAD’s primary objective is to develop and deliver best-in-class software applications to meet the evolving needs of its customers. We focus on manufacturers in six target industries and expect to gain leadership positions in a number of niches within these markets. Our underlying vision for the Perfect Lean Market steers our product development and, we believe, enables us to align with the current as well as the future requirements of our customers. As the scope of our offerings increases, we are able to provide additional benefits and solutions to our existing customers as well as develop attractive solutions for potential customers. Our strategies for achieving our primary objective include the following:
•	Expand Our Customer Base. As of January 31, 2008, QAD software was licensed at approximately 6,100 sites in more than 90 countries. With a substantial customer base and a historical maintenance renewal rate in excess of 90 percent, we expect to continue to drive revenue by selling additional products and services to existing customers. We plan to leverage our excellent reputation and expertise in the markets we serve to build additional business for our offerings. In fiscal 2009, QAD will continue to focus on adding new customers as part of a long-term strategy to expand the QAD customer base. A key focus for QAD in fiscal 2009 will be the expansion of customer engagements to understand the requirements of its customers and address their needs.

•	Leverage Our Market Position and Expertise in Key Vertical Industries. We believe QAD is established in the six key vertical industries it serves. We have developed expertise and strength in specific market niches within these vertical industries that we can continue to leverage into leadership positions. This focus on specific market niches allows QAD to precisely target its application development and differentiate itself from competitors with more broadly targeted applications. An example of QAD’s niche market focus is the automotive parts manufacturing niche within the automotive industry. In automotive parts, QAD has developed leading-edge functionality to address the needs of automotive parts companies at all levels in the supply chain with products including an in-line vehicle scheduling solution and QAD Lean Manufacturing capabilities.

•	Leverage Our Market Position and Reputation in Emerging Manufacturing Markets. Many of QAD’s customers are global multi-national manufacturers. These companies are often first to establish operations in new and emerging manufacturing markets around the world. In supporting these companies, QAD has consistently been able to establish operations as new markets emerge. The global capabilities of QAD’s applications, together with local presence, allow QAD to develop a market presence in these markets where growth is strong.

•	Leverage Our Global Network of Alliances. Strategic alliances with partners expand QAD’s sales reach, improve its marketing impact, provide technological advantages and strengthen its strategic position in the industries it serves. We leverage the expertise of distribution, software, services and technology alliances to meet the diverse needs of our customers around the world. We augment our direct sales organization with a global network of more than 60 distributors and sales agents, as well as service organizations that offer consulting and implementation services to expand our reach.

•	Extend Our Product Offerings. To remain competitive, QAD has a strategy to continually broaden the footprint of its applications. In pursuit of this goal, we continue to invest significantly in research and development (R&D) efforts. We expect to continue to focus on acquisitions of software, technology and service companies. In fiscal 2007, QAD acquired four companies with solutions covering Sales Force and Marketing Automation, Enterprise Asset Management, Transportation Management and Enterprise Financials. We began to realize the benefit of these acquisitions throughout fiscal 2008 and expect this to continue in fiscal 2009.

•	Develop Capabilities to Support an On Demand Environment. In fiscal 2008, QAD continued to enhance its portfolio of on demand applications, including QAD Supply Visualization (SV). QAD has developed an integrated on demand strategy under which it expects to expand the on demand offering to more components of QAD Enterprise Applications. QAD expects to leverage its existing on demand portfolio to meet a growing industry trend.

•	Enhance Our Services Offerings. QAD Global Services and application support are important components of QAD Enterprise Applications. We collaborate with our customers to support their global operations through our network of regional support centers, partner alliances and online support that is accessible 24 hours a day, seven days a week, virtually anywhere in the world. In fiscal 2008, QAD Global Services continued expansion of its Application Management Services (AMS) offering and supported the new QAD On Demand offering, gaining several global customers. In fiscal 2008, QAD Global Services established enhanced infrastructure in several locations to enable delivery of support and services offerings by leveraging cost-effective, highly skilled resources. These enhanced services offerings demonstrate QAD’s commitment to support its customers long after product implementation through continuous engagement that improves their return on investment.
QAD SOLUTIONS
QAD provides software applications, professional services and support to address the requirements of global manufacturers in the industries we serve. QAD products and services are designed to strengthen customers’ performance and add value to their businesses. QAD solutions combine the functionality and capabilities of QAD Enterprise Applications with the expertise and experience of QAD Global Services.
QAD ENTERPRISE APPLICATIONS
QAD Enterprise Applications is a robust suite of software applications that is designed to address the needs of manufacturers wherever they do business in the world. The suite has been built with specific functionality to meet the requirements of our target vertical industries, and allows single as well as multi-plant manufacturers to control all aspects of their operations and coordinate their entire supply chain. In recent years, QAD has focused on enhancing its core enterprise suite, QAD Enterprise Applications. QAD is focused on delivering ‘Total Enterprise Capability’ by providing customers with deployment-independent solutions built on a Service-Oriented Architecture (SOA) that provide the capabilities required to support their businesses. A key focus for QAD has also been on ‘Human Engineering,’ making QAD Enterprise Applications simple to implement, learn and use. Our goal is to make QAD Enterprise Applications a pleasure to use at a business level.
QAD Enterprise Applications can be deployed in a number of different ways: On Premise, On Demand or On Appliance. This deployment independence is a key differentiator for QAD. QAD Enterprise Applications provides capabilities in the areas of financial management, customer management, manufacturing, supply chain management, transportation management, service and support, enterprise asset management and business intelligence. QAD Enterprise Applications is built on a Service-Oriented Architecture, enabling customers to more simply integrate our applications to other software and systems. In fiscal 2008, QAD launched QAD Enterprise Applications 2007 (QAD 2007) and will be enhancing the suite further with the launch of QAD Enterprise Applications 2008 (QAD 2008) in fiscal 2009. The QAD Enterprise Applications solution suites are detailed below.
QAD Enterprise Financials
QAD Enterprise Financials is the evolution of QAD’s financial suite and the result of a project to enhance the financial capabilities of QAD Enterprise Applications. QAD Enterprise Financials was made available to early adopter customers in fiscal 2008 and we expect to make this generally available to customers in fiscal 2009 in our QAD 2008 release. QAD Enterprise Financials is a suite of financial applications that addresses customer requirements from enterprise accounting to management accounting with a focus on addressing regulatory compliance, business control and separation of duties. The suite supports multi-language, multi-currency and multi-entity deployment and offers functionality that major companies require to both manage and control their businesses. We believe QAD Enterprise Financials provides both a great user experience and improved efficiency for finance and administrative organizations.

QAD Customer Management
The QAD Customer Management suite covers the major aspects of customer-and demand-facing operations for a manufacturer, from accurate demand forecasting and management to sales force automation and order management. The Distributed Order Management capability allows companies to distribute customer service functions globally and define complex rules for fulfillment and shipping, addressing the growing demand for shared services support in customer-facing applications.
QAD Manufacturing
The QAD Manufacturing suite provides capabilities for manufacturers to support and control their materials management and manufacturing processes. This suite has been designed to support mixed mode manufacturing, multi-plant operations and to embrace Lean principles. The ability to trace lots and items throughout the process allows compliance with industry and geography-specific regulations such as cGMP (Current Good Manufacturing Practice) in the life sciences industry and ISO TS 16949 (quality management regulation) in automotive industry. We believe QAD Manufacturing solutions have deep capabilities for our target customers and permit simple integration to production systems. The tight integration between scheduling, planning, execution and materials allows tight control and simple management of processes.
QAD Supply Chain
QAD Supply Chain solutions provide functionality for linking and managing trading partner relationships for the purchase of stock items, supplies and services to coincide with plans and operations. With QAD Supply Chain solutions, companies can manage the procurement process, from requisitions to purchase orders, receiving to invoices, and track supplier performance. Integrated quality management functions send test results from the inspection of incoming items to the system for increased responsiveness to customers and suppliers. Capabilities within this suite support high-volume repetitive deliveries with supplier schedules that specify dates (and even hours of delivery for the near term) and update long-term plans. This approach allows the supplier to order materials and plan production and deliveries based on timely data. QAD Supply Chain solutions can increase return on investment by enabling manufacturers to increase quality, speed production and reduce costs in the supply chain.
QAD Service and Support
As part of QAD Enterprise Applications, the Services and Support capabilities allow customers to manage and support their software applications after manufacture and sale. This suite tracks complex systems and installations allowing service calls to be tracked and scheduled in addition to maintaining tight control of built and installed records. Typical users include communications systems manufacturers and medical device manufacturers. This part of a product lifecycle is becoming more and more important to customers and QAD offers strong capabilities in this solution suite.
QAD Enterprise Asset Management
QAD offers capabilities to manage and track capital projects like factory re-fits, production line and installations, as well as track plant and equipment maintenance needs and schedules. QAD Enterprise Asset Management allows accurate management of materials and spares as well as optimizes ‘uptime’ of critical processes for asset-intensive organizations including effective management of maintenance, repair and operations (MRO) parts. MRO Inventory and Purchasing allows businesses to achieve the ideal balance between having the right inventory on hand and minimizing inventory investment. This suite is a critical component of most manufacturers’ systems today.
QAD Analytics
A wealth of information may be stored in QAD Enterprise Applications. Using QAD Analytics, this information can be used to perform complex analysis, enabling better decision-making and improved performance management.

QAD Transportation Management
QAD’s Transportation Management suite addresses the needs of distributors and manufacturers in the key areas of Global Trade Management, Freight Management and Trade Compliance. The core capabilities of QAD Transportation management came from the acquisition of Precision Software Limited (Precision) in fiscal 2007. QAD markets its Transportation Management suite directly to its existing customers and, using the Precision brand, markets outside the QAD target customer base. The Precision Software business unit is developing additional transportation capabilities and resells products through a number of partners around the world.
QAD Interoperability
QAD Enterprise Applications is built on a solid Service Oriented Architecture and different elements of the core and extended suite communicate via QAD’s messaging and services layer called QAD QXtend. QAD QXtend allows customers to integrate QAD Enterprise Applications to other core applications used in their business, from in-house software to other Web Services. This ‘open’ interoperability allows QAD customers a free choice of technologies in their software environments. We believe this ease of integration provides a cost of ownership advantage for our customers.
QAD GLOBAL SERVICES
QAD Global Services offers a broad range of consulting services and support for QAD Enterprise Applications. Additionally, we offer a range of long-term business solutions, such as strategic consulting, business solution design and implementation, application management services and technical services to our customers.
QAD Global Services consultants work with our customers to support and improve their global operations. Through our network of regional support centers and over 400 consultants worldwide, we are able to develop and deploy teams quickly to meet customer needs anywhere in the world:
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

QAD PRODUCT ALLIANCES
We have a number of ongoing business alliances that extend the functionality of our software through integrated best-in-class applications. We have also entered into select agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software. We continue to form alliance arrangements to deliver more complete solutions for the vertical markets we target. Additionally, we support a number of different hardware platforms. Our alliances include Progress Software Corporation, Microsoft, Cognos, Sterling Commerce and Vertex. These and other business affiliations are closely aligned to our organization.
TECHNOLOGY
QAD places considerable focus on the underlying technology used to develop QAD Enterprise Applications. Our goal is to allow customers to choose how they deploy their software applications. In addition, QAD Enterprise Applications is designed to integrate easily with other systems, implement rapidly and adapt to customers’ requirements. In pursuit of this goal, QAD has a philosophy of embracing ‘open’ components to allow customers to operate on a number of different operating systems, hardware platforms and underlying databases when they deploy their software applications. In recent years, QAD has transitioned its applications architecture to a Services Oriented Architecture, enabling components of QAD Enterprise Applications to communicate with one another through industry-standard messaging techniques. In addition, our customers can harness other Web services to deliver the full benefit to their businesses.
QAD has always focused on the development of applications that are simple to use and, in recent years, has invested heavily in ‘human engineering,’ the development of software that is simple and intuitive to users, requiring minimal training and delivering high functionality. In the last few years we have invested heavily in the development of our User Interface technology and today have a unified interface with which we deliver most of our software applications. This interface enables users to harness common functions such as reporting and inquires, regardless of which part of the software application they use, as well as benefit from simple navigation and the ability to visualize their roles in the context of visual process maps. QAD’s goal is to ensure that users find it simple to learn and use QAD Enterprise Applications and that it is a pleasure to use in their day-to-day roles.
QAD Enterprise Applications has been developed using a variety of commonly available and widely supported development environments. The most significant toolsets used include components developed by Progress Software Corporation (Progress), Microsoft (.Net Framework) and Sun Microsystems (Java). QAD Enterprise Applications operates on a variety of common database platforms, including those provided by Progress and Oracle Corporation. QAD Enterprise Applications supports most commercial operating systems, including most LINUX-derived operating systems, Windows Server System 2005 and most proprietary versions of UNIX. Where practical, QAD endeavors to ensure that QAD Enterprise Applications can support collaboration and integration to other systems using open industry standards.
At the foundation of QAD Enterprise Applications is QAD’s Domain architecture. This architecture allows global customers greater flexibility in how they deploy their system, permitting them to select centralized, decentralized or hybrid computing architectures with parts of their enterprise running from both central resources and local resources. Using QAD’s Domain architecture, QAD customers have the ability to configure their systems to support dynamic business models, as well as change their systems to reflect modifications in their business structure with minimal configuration. QAD’s Domain architecture has been designed to enable QAD customers to deploy their systems across a global enterprise more rapidly than older system architectures and allows them to reconfigure their systems easily if changes occur, such as divestment or acquisitions.
RESEARCH AND DEVELOPMENT
QAD operates a significant research and development (R&D) organization, responsible for both the development of new products and the evolution of existing products to address customers’ changing needs and meet market requirements. In pursuit of this, QAD’s R&D organization is structured to reflect the fundamental product areas that the company develops. We have teams focused on the underlying foundation and technology of our applications, teams focused on User Interface and usability, as well as teams focused on the functional areas of our application suite such as financials, supply chain, manufacturing, customer management and analytics.

QAD’s product groups within the R&D organization work with QAD product marketing to develop functional roadmaps for QAD Enterprise Applications as well as with customers to develop specific functionality as required. Wherever possible, QAD works with customers to validate market requirements and accelerate product development, ensuring that we bring the right products to market at the right time to meet our customers’ needs.
QAD leverages skills and resources around the globe and operates R&D centers in the United States, India, China, Ireland, Australia and Belgium. Through the formation of virtual teams and iterative development approaches, we are able to enhance and develop our applications faster than many of our competitors. The responsibility for defining our overall product roadmap and direction is coordinated in our California headquarters where a robust process of taking input from our vertical and product marketing organizations, as well as direct customer feedback, allows prioritization of research and development efforts.
Our R&D expenses totaled $41.1 million, $40.1 million and $32.7 million in fiscal years 2008, 2007 and 2006, respectively.
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
Our indirect sales channel consists of over 60 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. In addition, we leverage our relationships with implementation service providers, hardware vendors and other third parties to identify sales opportunities on a global basis.
Our marketing strategy is to build QAD’s brand and develop demand for our products by openly and consistently communicating with QAD customers, prospects, partners, investors and other key audiences. Our main objective is to shape and strengthen these valuable business relationships, leading to increased awareness and revenue-driving leads. Through globally integrated marketing campaigns, frequently executed at the regional and local levels, we are able to maintain close contact with our vertical markets through media, analyst and investor relations, customer events, Web-based communications and the development of sales tools to support our field sales organization and our direct and indirect marketing efforts.
EMPLOYEES
As of January 31, 2008, we had approximately 1,500 full-time employees, of which approximately 600 were in support and services, 350 were in research and development, 300 were in sales and marketing and 250 were in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2008.

NAME	AGE	POSITION(S)
Pamela M. Lopker	53	Chairman of the Board and President
Karl F. Lopker	56	Chief Executive Officer
Daniel Lender	41	Executive Vice President and Chief Financial Officer
Roland B. Desilets	46	Executive Vice President, General Counsel and Secretary
Kara Bellamy	32	Vice President, Corporate Controller and Chief Accounting Officer
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
Daniel Lender has served as Executive Vice President and Chief Financial Officer since July 2003. Previously, he served as QAD’s Vice President of Global Sales Operations and Vice President of Latin America. Mr. Lender joined QAD in 1998 as Treasurer following a nine-year tenure with the former Republic National Bank of New York, last serving as Vice President and Treasurer of the Bank’s Delaware subsidiary. He earned a master of business administration degree from the Wharton School of the University of Pennsylvania and a bachelor of science degree in applied economics and business management from Cornell University.
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
Kara Bellamy has served as Vice President, Corporate Controller and Chief Accounting Officer since January 2008. She joined QAD as Assistant Corporate Controller in July 2004 after working for Somera Communications, Inc. as its Corporate Controller. Ms. Bellamy began her career at the public accounting firm of Ernst & Young. She is a Certified Public Accountant and received a bachelor of arts degree in business economics with an accounting emphasis from the University of California, Santa Barbara.
SEGMENT REPORTING
Segment financial information for fiscal years 2008, 2007 and 2006 is presented in note 10 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
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
The services business may fluctuate. Services revenue remains a substantial part of our business. Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license sales. In addition, continuous engagement services, such as Application Management Services (“AMS”) and our On Demand offerings, may involve fixed price arrangements and significant staffing which inherently involve certain risks. Even in an environment where services revenue is increasing, business conditions associated with the delivery of services may negatively affect the margin on such revenue. To the extent that we are not successful in securing orders from customers to provide services, or to the extent we are not successful in achieving the expected margin on such services, our results may be negatively affected.
A significant portion of our revenue is derived from maintenance renewals. Our maintenance renewal rate may not be predictable and is dependent upon a number of factors such as our ability to continue to develop and maintain our products, our ability to continue to recruit and retain qualified personnel to assist our customers, and our ability to promote the value of maintenance for our products to our customers. Maintenance renewals are also dependent upon factors beyond our control such as technology changes and their adoption by our customers, budgeting decisions by our customers, changes in our customers’ strategy or ownership and attempts by our competitors to replace our products with their own. If our maintenance renewal rate were to fall, our revenue would be adversely affected.
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
Our tax rate may increase, which could increase our income tax expense and reduce our net income. Our tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•	Changes in the relative proportions of revenues and income before taxes in various jurisdictions;

•	Changing tax laws, regulations and interpretations thereof;

•	Unanticipated changes in tax rates;

•	Changes in accounting and tax treatment of stock-based compensation;

•	Tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Changes to the valuation allowance on net deferred tax assets;

•	Assessments and any related tax interest or penalties; and

•	Discrete items which are not related to income.
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
In some cases we provide a portion of the customer solution that involves third parties during the sales cycle. While we believe we have established a robust global support and services organization over the past several years, we continue to rely on third-parties for a portion of our implementation and systems support services. We also occasionally cooperate with third party software providers of point solutions as part of an overall proposal. In some situations, such as when these third-parties are the primary contractor or otherwise an essential party to a larger arrangement, this reliance on third parties may cause sales cycles to be lengthened and may result in the loss of sales.
We have historically recognized a substantial portion of our revenue from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until the end of a particular quarter. Our revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter.
We must hire and retain highly skilled sales and marketing personnel to be successful in the sales cycle. We cannot ensure that we will be successful in hiring and retaining appropriate sales and marketing personnel in accordance with our plans. Neither can there be assurance that our recent and planned strategies in sales and marketing will ultimately prove to be successful. In addition, our sales and marketing organization may not be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors.
DEPENDENCE ON THIRD-PARTY SUPPLIERS
We are dependent on third-party suppliers, particularly Progress software. The majority of QAD Enterprise Applications are written in a programming language that is proprietary to Progress Software Corporation (Progress). These QAD Enterprise Applications do not run within programming environments other than Progress and therefore our customers must acquire rights to Progress software in order to use these QAD Enterprise Applications. We have an agreement with Progress under which Progress licenses us to distribute and use Progress software related to our products. This agreement remains in effect unless terminated either by a written three year advance notice or due to a material breach that is not remedied.
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

Certain QAD Enterprise Applications are developed using embedded programming tools from Microsoft and from Sun Microsystems for the Microsoft .NET framework and Java Programming environment respectively. We rely on these environments continued compatibility with customers’ desktop and server operating systems. In the event that this does not occur, some of our customers may not be able to easily upgrade their QAD software. We also have an exposure with the present method of licensing the .NET framework in that it is currently provided as part of Microsoft’s Desktop Operating systems. If this policy changed and a price was applied to the .NET framework, our sales may be adversely affected. For both of these elements, we rely on market acceptance and maintenance of these environments and we may be adversely affected if these were withdrawn or superseded in the market.
We also maintain development, product, and supplier services alliances with other third-parties. These alliances include software developed to be sold in conjunction with QAD Enterprise Applications, technology developed to be included in or encapsulated within QAD Enterprise Applications, joint development efforts with partners or customers, and products and numerous third-party software programs that generally are not sold with QAD Enterprise Applications but interoperate directly with QAD Enterprise Applications. We also have a service provider agreement for the provision of certain infrastructure related to our On Demand offerings. Our strategy may include additional investment in research and development efforts involving third parties, as well as a greater focus on potential acquisitions to aid in expanding the breadth of the product line.
Our partner agreements, including development, product acquisition and reseller agreements contain appropriate confidentiality, indemnity and non-disclosure provisions for the third party and end-user. Failure to establish or maintain successful relationships with these third-parties or failure of these parties to develop and support their software, provide appropriate services and fulfill all other agreement obligations could have an adverse effect on us. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property.
RAPID TECHNOLOGICAL CHANGE
The market for QAD Enterprise Applications is characterized by rapid technological change. Customer requirements for products can change rapidly as a result of innovation or change within the computer hardware and software industries, the introduction of new products and technologies and the emergence of, adoption of, or changes to, industry standards including those related to consolidation in the industry. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, keep pace with industry and compliance standards and achieve market acceptance. Our failure to successfully develop or acquire, and market product enhancements or new products could have an adverse effect on us.
New software releases and enhancements may adversely affect our software sales. The actual or anticipated introduction of new products, technologies and industry standards can cause customers to delay decisions and can also render existing products obsolete or unmarketable or result in delays in the purchase of those products. Our success in launching new products may also jeopardize our ability to compete. Failure by us to anticipate or respond to developments in technology or customer requirements, significant delays in the introduction of new products or failure by us to maintain overall customer satisfaction could have an adverse effect.
PROPRIETARY RIGHTS AND LICENSING
Our success is dependent upon our proprietary technology and other intellectual property. We rely on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. Although we currently have no patents, we have two pending patent applications. We enter into license agreements with each of our customers and these license agreements provide for the non-exclusive license of QAD Enterprise Applications. These licenses generally are perpetual, although our evolving on demand licensing strategy will likely cause certain licenses to be periodic in nature. Our licenses contain confidentiality and non-disclosure provisions, a limited warranty covering our applications and indemnification for the customer from infringement actions related to our applications.

Our pricing and licensing models may affect our ability to compete. Our pricing policy is based on a standard price list and may vary based on different parameters, including the number of end-users, number of sites, number of modules, number of languages, length of time, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD. We expect to continue to introduce products using an on demand licensing model. Our ability to offer competitive pricing models in response to the market is also a risk.
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
We have an errors and omissions insurance policy. However, this insurance may not continue to be available to us on commercially reasonable terms or at all. We may be subject to product liability or errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel.
ENTERPRISE APPLICATION SOLUTIONS
The market for enterprise applications is uncertain and we are substantially dependent on our core product suite, QAD Enterprise Applications. A significant element of our strategy is the acceptance of our QAD Enterprise Applications, including in particular, modules formerly marketed as the MFG/PRO System. We derive a significant portion of our revenue from software license and maintenance revenue attributable to this product suite and from other complimentary products that are generally licensed only in conjunction with this suite. The failure of QAD Enterprise Applications, including the modules formerly marketed as the MFG/PRO System, and related products to continue to have market acceptance for license sales and maintenance renewals would adversely affect our business. In addition, we have invested, and expect to continue to invest, substantial resources developing and enhancing the various product suites that make up QAD Enterprise Applications. If QAD Enterprise Applications fails to gain acceptance in the marketplace, it may not yield the return on investment we expect and would adversely affect us.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products. The enterprise application market is faced with rapid technological change, evolving standards in computer hardware, software development and communications infrastructure, as well as changing customer needs. Building new products requires significant development investment. A substantial portion of our research and development resources is devoted to product upgrades that address new technology, regulatory and maintenance requirements thereby putting constraints on our resources available for new product development. In addition, part of our strategy is to acquire certain products to extend and enhance our product offering. The success of QAD Enterprise Applications will depend on our ability to successfully develop, enhance and globalize these offerings and distribute, service and support them internationally. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.
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
Our efforts to expand our offering beyond the traditional manufacturing ERP market may not succeed. We have traditionally focused our business on providing enterprise applications and services for manufacturing companies’ internal system services for the vertical manufacturing markets we target. However, in the future, we may seek to expand into other markets. For instance, last year we launched the Precision Software division, a provider of solutions for transportation management. The Precision solution targets customers outside our traditional vertical manufacturing markets. Efforts to expand beyond these markets may not result in significant revenue growth for us. In addition, efforts to expand beyond our traditional markets and, in the case of SaaS offerings, outside our traditional delivery and licensing models, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.
MARKET CONCENTRATION
We are dependent upon achieving success in certain concentrated markets. We have made a strategic decision to concentrate our product development, as well as our sales and marketing efforts, in certain primary vertical industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. An important element of our strategy is the achievement of technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experience a material slowdown in expansion or in prospects for future growth, that downturn would adversely affect the demand for our products. A discussion of concentration of our credit risk is contained in note 1 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF THIRD PARTY RELATIONSHIPS TO PROVIDE SALES, SERVICES AND MARKETING FUNCTIONS
We are dependent upon the development and maintenance of sales and marketing channels. We sell and support our products through direct and indirect sales, services and support organizations throughout the world. Our indirect sales channel consists of over 60 distributors and sales agents worldwide that we refer to as sales channels. We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory, and may work in conjunction with our direct sales organization. Sales derived through indirect channels are more difficult to predict and may have lower profit margins than direct sales.

We have separate agreements with our alliances, sales channels and service providers. These agreements make available to our distributors and service providers the non-exclusive right to promote and market QAD Enterprise Applications and to provide training, installation, implementation and other services for QAD Enterprise Applications within a defined territory for a specified period of time. These providers are generally permitted to set their own rates for their services and our distributors receive a discount for the distribution of our software products.
We have certain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and to the implementation of our products. QAD Global Services is designed to compliment these arrangements so that we can both subcontract our services to third-party providers or be a sub-contractor to these providers, on a global basis to meet our customers’ requirements. We believe this method allows for additional flexibility in ensuring our customers’ needs for services are met in a cost effective, timely and high quality manner. Our providers generally do not receive fees for the sale of our software products unless they participate actively in a sale as a sales agent or a distributor. We typically do not receive a fee from these providers on services. We are aware that these third-party providers do not provide system integration services exclusively for our products and in many instances these firms have similar, and often more established, relationships with our principal competitors.
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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
Our operations are international in scope, exposing us to additional risk. For the last three fiscal years, we derived approximately 60 percent of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Of more than 6,100 licensed sites as of January 31, 2008, approximately 75 percent are outside the United States, in over 90 countries.
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
We may experience foreign currency gains and losses. We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, including the Euro, Australian dollar, British pound and the Thai baht relative to the United States dollar can significantly affect revenues and our operating results. Our foreign exchange risk is further discussed in Item 7A of this Annual Report on Form 10-K.
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
RISKS DUE TO BUSINESS INTERRUPTIONS
If a business interruption occurs, our business could be seriously harmed. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We also employ a third party to provide certain infrastructure related to our On Demand offerings. Although the facilities in which we host our computer systems, and those of our supplier, are designed to be fault tolerant and disaster recovery procedures are in place, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, the effect of software viruses, terrorist acts, acts of war and similar events. In addition, an occurrence of any of these events may cause damage or disruption to us and our employees, facilities, suppliers, distributors and customers, which could have a material adverse effect on our operations and financial results.

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
We are subject to competitive attack on our existing customers. The majority of significant companies in our major mature markets already have an ERP system, either QAD Enterprise Applications or that of a competitor. QAD’s customer list makes our customers attractive to our competitors who may elect to focus heavily on displacing our solutions within our customer base. If this practice were to intensify from the current business level, it would have an adverse impact on our ongoing revenues and our market reputation.
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
As of January 31, 2008, QAD had 30.8 million shares of common stock outstanding, 5.6 million outstanding stock options and stock appreciation rights and 0.3 million restricted stock units outstanding, all under stock compensation plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of our common stock.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

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
PRINCIPAL STOCKHOLDERS AND DEPENDENCE UPON KEY PERSONNEL
Our principal stockholders are also directors. As of March 31, 2008, Karl and Pamela Lopker jointly and beneficially owned approximately 60 percent of our outstanding common stock. Karl and Pamela Lopker currently constitute two of the seven members of the board of directors and are also officers of QAD in their capacity as CEO and President, respectively. On a combined basis, current directors and executive officers beneficially owned approximately 60 percent of the common stock as of March 31, 2008.
Karl and Pamela Lopker are generally not prohibited from selling a controlling interest in QAD to a third party. Their concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction. As a result, the market price of our common stock could be adversely affected.
We are a “controlled company”. Karl and Pamela Lopker, as husband and wife, own a majority of our common stock and we are a “controlled company” within the meaning of the rules of the NASDAQ. We are not required to comply with certain corporate governance rules of the NASDAQ that would otherwise apply to us as a listed company on the NASDAQ.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
QAD’s corporate headquarters are located in Santa Barbara, California. The corporate headquarters are owned by QAD and consist of approximately 120,000 square feet situated on 28 acres of land.
In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 40 offices throughout the world with lease commitment expirations occurring on various dates through fiscal year 2020. QAD’s leased properties include research and development centers in the United States, Belgium, Ireland, Australia, China and India and additional facilities in the United States, France, Germany, Italy, Poland, Portugal, South Africa, Spain, Switzerland, The Netherlands, Turkey, United Kingdom, Australia, China, Hong Kong, India, Japan, Korea, Singapore, Thailand, Brazil, Mexico and Canada. QAD will seek to renew and expand lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next 12 months.
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

	Low Price	High Price
Fiscal 2008:
Fourth quarter	$8.25	$9.88
Third quarter	7.57	9.39
Second quarter	7.90	9.71
First quarter	8.07	10.17
Fiscal 2007:
Fourth quarter	$7.64	$8.80
Third quarter	7.08	8.85
Second quarter	6.77	8.12
First quarter	7.28	8.25
Holders
As of March 31, 2008, there were approximately 300 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
Dividends
We declared four quarterly dividends in fiscal 2008 of $0.025 per share of common stock. Continuing quarterly cash dividends are subject to profitability measures and liquidity requirements of QAD.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended January 31, 2008 was as follows:

			Total Number
			of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs (1)

11/1/07 - 11/30/07	29,800	$8.56	29,800	744,200

12/1/07 - 12/31/07	217,700	$8.69	217,700	526,500

1/1/08 - 1/31/08	262,800	$8.97	262,800	263,700

(1)	In September 2007, the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock. As of January 31, 2008, 736,300 shares had been repurchased under the program.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on a quarterly basis, for the period beginning February 1, 2003 and ending January 31, 2008.
The graph assumes that $100 was invested in QAD common stock on February 1, 2003 and that all dividends were reinvested. Historic stock price performance should not be considered indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods
(Quarterly from Fiscal
Year 2004 through		NASDAQ Composite Total
Fiscal Year 2008)	QAD Inc.	Return Index	NASDAQ Computer Index
02/01/03	100.00	100.00	100.00
04/30/03	146.20	110.86	110.92
07/31/03	245.90	131.35	131.29
10/31/03	336.47	146.28	148.37
01/31/04	444.68	156.42	156.49
04/30/04	316.72	145.37	139.21
07/31/04	295.74	142.88	139.17
10/31/04	223.10	149.52	144.08
01/31/05	241.64	156.14	151.76
04/30/05	240.43	145.48	141.65
07/31/05	234.43	165.40	158.33
10/31/05	240.74	160.52	155.94
01/31/06	245.58	174.56	169.10
04/30/06	233.54	175.83	163.06
07/31/06	234.99	158.34	146.22
10/31/06	257.23	179.17	170.59
01/31/07	253.87	186.53	176.18
04/30/07	299.62	191.16	180.09
07/31/07	256.54	192.77	187.11
10/31/07	286.70	216.45	221.85
01/31/08	284.22	180.93	178.02

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended January 31,(1)
	2008	2007(6)	2006(5), (6)	2005(4)	2004
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$61,491	$54,425	$57,926	$60,545	$69,029
Maintenance and other	128,183	122,740	117,139	113,729	114,686
Services	73,073	58,422	50,429	56,932	46,937

Total revenue	262,747	235,587	225,494	231,206	230,652

Operating income	5,588	8,137	15,625	23,386	17,995
Net income	$5,416	$7,276	$20,539	$24,483	$16,317

Basic net income per share	$0.17	$0.22	$0.63	$0.72	$0.49

Diluted net income per share	$0.17	$0.22	$0.61	$0.70	$0.47

Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.18	$—
BALANCE SHEET DATA:
Cash and equivalents	45,613	54,192	59,971	55,289	46,784
Working capital	8,846	14,762	20,694	27,559	5,978
Total assets	235,893	227,132	207,331	207,093	189,828
Current portion of long-term debt(2)	274	272	243	1,725	11,987
Long-term debt(3)	16,998	17,271	17,546	23,911	7,720
Total stockholders’ equity	72,595	76,572	72,159	64,037	47,113

(1)	Historical results of operations are not necessarily indicative of future results. Refer to Item 1A entitled “Risk Factors” for discussion of factors that may impact future results.

(2)	Fiscal 2004 includes $10.5 million related to a construction loan to finance the construction of our company headquarters. We converted the construction loan to a permanent loan upon completion of the construction project in fiscal 2005.

(3)	Fiscal 2005 includes $18.0 million of financing related to our company headquarters in Santa Barbara, California, of which $17.7 million was included in long term debt as of January 31, 2005 and secured by real property.

(4)	Fiscal 2005 includes $6.5 million tax benefit from the reversal of valuation allowances.

(5)	Fiscal 2006 includes $11.5 million tax benefit from the reversals of valuation allowances and contingency reserves.

(6)	In accordance with Staff Accounting Bulletin No. 108, GAAP results for fiscal years 2007 and 2006 have been revised from previously reported amounts. The impact of the revisions were determined to be immaterial to each of these years and resulted in reductions to net income of $0.4 million and $0.2 million in fiscal 2007 and 2006, respectively and a reduction to diluted EPS of $0.01 for both the fiscal years 2007 and 2006. For further explanation of the revisions to our prior period financial statements, see note 1 “Summary of Business and Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2009.
INTRODUCTION
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
OVERVIEW
QAD Inc. was founded in 1979 and is a provider of enterprise software applications, professional services and application support that address the requirements of manufacturing companies primarily in six target industries. With a goal of delivering software applications that enable its customers to operate their businesses more efficiently, embrace emerging business practices and comply with legislative requirements, QAD has built a customer base of more than 6,100 licensed sites that support their businesses using QAD software and services. QAD employs over 1,500 people around the world who develop products and work with customers to implement and support QAD Enterprise Applications. QAD’s vision for the future of manufacturing is a market where all suppliers, manufacturers and customers collaborate seamlessly to eliminate inefficiencies and automate processes at all stages of the supply chain. This vision for what QAD terms the Perfect Lean Market is key to QAD’s product direction and is unique in the enterprise software industry.
QAD Enterprise Applications, which includes modules formerly marketed as MFG/PRO, is QAD’s core product suite. QAD Enterprise Applications has been developed to address the needs of manufacturers in six principal industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. We develop our products and services through consultation with customers and partners, ensuring that we are knowledgeable of requirements in the markets we serve. A key focus for QAD is addressing the needs of global manufacturers, enabling them to implement software applications to run their businesses almost anywhere in the world and meet local requirements while maintaining control of their business as a whole.
QAD has a design philosophy of developing software applications that are easy to implement as well as easy to use. Combined with focused implementation tools and methodology, we believe this design philosophy allows customers to implement QAD solutions faster than other competing solutions at lower operating costs over time.
In addition to the delivery of QAD Enterprise Applications, QAD has developed a global services and application support capability with over 600 skilled personnel located throughout the world. QAD’s services and support capabilities are critical in delivering the value of its solutions to customers.
QAD has been at the leading edge of a number of technologies aimed at supporting its vision for the Perfect Lean Market. For example, QAD provides collaborative supply chain capabilities delivered on demand through its Supply Visualization service. QAD has built on this method of delivering its software applications and in 2007 announced the capability to deliver QAD Enterprise Applications in an on demand deployment environment. With QAD On Demand, customers can connect to their application over a network or via the Internet and do not have to provide or support their own computer systems. We see the on demand deployment option gaining acceptance in the market. QAD has considered this trend in delivering our software applications to address customers’ requirements.

CRITICAL ACCOUNTING POLICIES
We consider certain accounting policies related to revenue recognition, accounts receivable allowances, goodwill and intangible assets, capitalized software development costs, valuation of deferred tax assets and tax contingency reserves and stock-based compensation expense to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.
•	Revenue Recognition. We recognize revenue in accordance with the American Institute of Certified Public Accountant’s Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” (SOP No. 97-2) as modified by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been delivered to the customer and no uncertainties exist surrounding product acceptance; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

Our typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions.

License Revenue. Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method. When a license agreement includes one or more elements to be delivered at a future date, we recognize revenue in one of two ways. If vendor-specific objective evidence (VSOE) of the fair value of all undelivered elements exists, the revenue for the undelivered elements is deferred and the residual amount is allocated to the license revenue and recognized when the above criteria have been met. If VSOE for the fair value of the undelivered elements does not exist, revenue is deferred and recognized when VSOE of fair value for undelivered elements has been established or when delivery of all elements occurs. VSOE of the fair value is determined based on historical evidence of stand-alone sales of these elements to customers.

Revenue from our subscription product offerings, including our On Demand product, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized in accordance with SOP No. 97-2 using the residual method.

Our standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of our license revenue recognition policy, such as the assessment of collectibility, for which we review a customer’s credit worthiness and our historical experience with that customer, as applicable.

Maintenance Revenue. Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel.

Services Revenue. Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts. At times our license and support arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software license revenues, because the arrangements qualify as service transactions as defined in SOP 97-2 and we have VSOE of the fair value for services. When the services are determined to not have been sold separately from our license and support arrangements, we allocate revenue to services based on the VSOE determined value of the services. Revenues for consulting services are generally recognized as the services are performed based on time and materials incurred during each reporting period. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is resolved.

On occasion, we enter into fixed-price services arrangements. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

When an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method.

•	Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible due to the inability of the customer to pay. We also provide an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized. Provisions to the allowance for doubtful accounts are included in bad debt expense in general and administrative expenses and provisions for sales adjustments are recorded against revenue. Actual results may differ from our estimates for a variety of reasons.

•	Goodwill and Intangible Assets. Goodwill and other intangible assets at January 31, 2008 were $22.6 million and $1.1 million, respectively, and accounted for 10% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Goodwill is tested for impairment at least annually utilizing an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or the “market approach,” which utilizes financial and valuation ratios of publicly traded companies that are considered comparable to QAD to determine if our valuation ratios are a fair measure of QAD’s enterprise value. In assessing the recoverability of goodwill and intangible assets, we estimate future revenue and cash flow attributable to our reporting units and other factors in determining the fair value of our reporting units. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. For further discussion of goodwill, see note 4 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on
Form 10-K.

Other intangible assets are tested for impairment when, in our judgment, events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS 144. Other intangible assets arise from business combinations and consist of customer relationships, restrictive covenants related to employment agreements and trade names that are amortized, on a straight-line basis, over periods of up to five years. For further discussion of other intangible assets, see note 4 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

•	Capitalized Software Development Costs. We capitalize software development costs incurred once technological feasibility has been achieved in the form of a working model. These costs are primarily related to the localization and translation of our products. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. We also capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. Capitalized software costs are amortized on a product-by-product basis and charged to “Cost of license fees”. The amortization is the greater of straight-line basis over three years, the expected useful life, or computed using a ratio of current revenue for a product compared to the estimated total of current and future revenues for that product. We periodically compare the unamortized capitalized software development costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of income. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may be required to recognize write-offs for these assets.

•	Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2008, we had $22.7 million of deferred tax assets, net of valuation allowances, consisting of $36.4 million of gross deferred tax assets offset by valuation allowances of $13.7 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net decrease of valuation allowances recorded in fiscal 2008 of $0.2 million. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

Effective February 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48, we recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is ultimately settled. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.

We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

•	Stock-based Compensation Expense. SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) requires that share-based payment transactions with employees be accounted for using a fair-value-based method and expensed ratably over the vesting period of the stock instrument.

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

Equity instruments issued to non-employees in exchange for services are recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Under this guidance, the fair value of the equity instruments is re-measured each period until the instruments vest. The incremental change is recorded as an expense in the period in which the change occurred.

RECENT ACCOUNTING STANDARDS
Fair Value Measurements
The FASB has released two statements which address fair value accounting. SFAS 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159), allows an entity to elect to measure many financial instruments and certain other items at fair value. Both statements are effective for fiscal 2009. The FASB has deferred the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. We do not expect the adoption of these statements to have a material effect on our consolidated financial statements.
Business Combinations
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141R). The objective of the Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value”. SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective beginning February 1, 2009, and will be applied prospectively to any new business combination.
Minority Interests
In December 2007, the FASB issued SFAS 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, amendment of ARB 51” (SFAS 160). The objective of the Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective beginning February 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our Consolidated Statements of Income:

	Years Ended January 31,
	2008	2007	2006
Revenue:
License fees	23%	23%	26%
Maintenance and other	49	52	52
Services	28	25	22

Total revenue	100	100	100

Costs and expenses:
Cost of license fees	4	4	3
Cost of maintenance, service and other revenue	38	36	36
Sales and marketing	27	27	27
Research and development	16	17	15
General and administrative	13	13	12
Amortization of intangibles from acquisitions	—	—	—

Total costs and expenses	98	97	93
Operating income	2	3	7
Other income	—	(2)	—

Income before income taxes	2	5	7
Income tax expense (benefit)	—	2	(2)

Net income	2%	3%	9%

Comparison of fiscal 2008 revenue to fiscal 2007
Total revenue for fiscal 2008 was $262.7 million, an increase of $27.1 million, or 12%, from $235.6 million in fiscal 2007. This increase in total revenue was attributable to increases in all revenue categories. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to fiscal 2007, fiscal 2008 revenue would have been approximately $255.1 million, representing an increase of $19.5 million, or 8%. All revenue categories were positively impacted by currency fluctuations in fiscal 2008, reflecting the impact of the weakening U.S. dollar when compared to other currencies. These fluctuations were primarily due to favorable fluctuations in the euro, Australian dollar, Brazilian real and Thai baht. Revenue outside the North America region as a percentage of total revenue was 56% during fiscal 2008, compared to 57% during fiscal 2007. While revenue increased year over year in all geographic regions, North America and Asia Pacific experienced the largest increases in revenue. In fiscal 2008, revenue from sales of our acquired products from our fiscal 2007 acquisitions of Precision and FBO Systems, Inc. (FBOS), contributed approximately $13.9 million to total revenue. In fiscal 2007, revenue from sales of these products was included from the acquisition date and contributed $3.2 million to total revenue.
License revenue was $61.5 million for fiscal 2008, an increase of $7.1 million, or 13%, from $54.4 million in fiscal 2007. Sales from Precision and FBOS acquired products contributed $4.3 million in license revenue in fiscal 2008 compared to $0.4 million in fiscal 2007. Holding foreign currency exchange rates constant to fiscal 2007, fiscal 2008 license revenue would have been approximately $59.9 million, representing a $5.5 million, or 10%, increase from last year. All of our geographic regions experienced increased license revenue, with the largest increase in the Asia Pacific region. One of the metrics that management uses to measure license revenue performance is the number of customers which have placed sizable license orders in the period. In fiscal 2008, 46 customers placed license orders totaling more than $0.3 million, of which nine exceeded $1.0 million. This compared to 36 customers who placed license orders totaling more than $0.3 million in fiscal 2007, four of which exceeded $1.0 million. Discounts granted to customers for software licenses remained consistent during fiscal 2008 when compared to fiscal 2007.

Products are generally shipped as orders are received or within a short period thereafter and, accordingly, we have historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, we believe that our backlog as of any particular date is not significant or meaningful.
Maintenance and other revenue was $128.2 million for fiscal 2008, representing an increase of $5.5 million, or 4%, in comparison to $122.7 million for fiscal 2007. Sales from Precision and FBOS acquired products contributed $2.8 million in maintenance and other revenue in fiscal 2008 compared to $0.3 million in fiscal 2007. Holding exchange rates constant to those prevailing in fiscal 2007, fiscal 2008 maintenance and other revenue would have been approximately $125.4 million, representing a $2.7 million, or 2%, increase over last year, due in part to increases related to additional license sales during the current year partially offset by cancellations. Year over year, maintenance and other revenue increased in the North America and Asia Pacific geographic regions and were relatively unchanged in the Latin America and Europe, Middle East and Africa (EMEA) geographic regions. One of the ways management measures our success in securing contract renewals is by measuring the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90%, for fiscal years 2008, 2007 and 2006.
Services revenue was $73.1 million for fiscal 2008, representing an increase of $14.7 million, or 25%, when compared to last year at $58.4 million. Sales from Precision and FBOS acquired products contributed $6.8 million in services revenue in fiscal 2008 compared to $2.5 million in fiscal 2007. Holding exchange rates constant to those prevailing during fiscal 2007, fiscal 2008 services revenue would have been approximately $69.8 million, reflecting an $11.4 million, or 20%, increase from last year. Services revenue increased across all geographic regions year over year except for the EMEA region which remained relatively unchanged.
Comparison of fiscal 2007 revenue to fiscal 2006
Total revenue for fiscal 2007 was $235.6 million, an increase of $10.1 million, or 4%, from $225.5 million in fiscal 2006. This increase was primarily due to higher services and maintenance and other revenue, offset by lower license revenue. Holding foreign currency exchange rates constant to fiscal 2006, fiscal 2007 revenue would have been approximately $234.1 million, representing an increase of $8.6 million, or 4%. All revenue categories were positively impacted by currency fluctuations in fiscal 2007, primarily due to favorable fluctuations in the Brazilian real, Thai baht and euro, partially offset by unfavorable fluctuations in the Japanese yen. Revenue outside the North America region as a percentage of total revenue was 57% during fiscal 2007, compared to 58% during fiscal 2006. Revenue increased year over year in all geographic regions except Asia Pacific. Revenue was favorably impacted by the acquisitions of Precision and FBOS. Revenue from sales of their acquired products were included from the acquisition date and contributed approximately $3.2 million to total revenue, including approximately $0.4 million in license revenue, $0.3 million in maintenance and other revenue and $2.5 million in services during fiscal 2007.
License revenue was $54.4 million for fiscal 2007, a decrease of $3.5 million, or 6%, from $57.9 million in fiscal 2006. Holding foreign currency exchange rates constant to fiscal 2006, fiscal 2007 license revenue would have been approximately $54.2 million, representing a $3.7 million, or 6%, decrease from fiscal 2006. We experienced decreases in our North America, Asia Pacific and Latin America geographic regions, partially offset by an increase in our EMEA region. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2007, 36 customers each placed aggregate license orders totaling more than $0.3 million, compared to 35 customers in fiscal 2006. Not including orders greater than $2 million (of which there was one in fiscal 2007 and three in fiscal 2006), our software license discounts in fiscal 2007 were comparable to fiscal 2006.
Maintenance and other revenue was $122.7 million for fiscal 2007, representing an increase of $5.6 million, or 5%, in comparison to $117.1 million for fiscal 2006. Holding exchange rates constant to those prevailing in fiscal 2006, fiscal 2007 maintenance and other revenue would have been approximately $122.2 million, representing a $5.1 million, or 4%, increase over fiscal 2006, due in part to increases related to additional license sales during fiscal 2007 partially offset by cancellations. Maintenance and other revenue increased across all geographic regions year over year.

Services revenue was $58.4 million for fiscal 2007, representing an increase of $8.0 million, or 16%, when compared to fiscal 2006 at $50.4 million. Holding exchange rates constant to those prevailing during fiscal 2006, fiscal 2007 services revenue would have been approximately $57.8 million, reflecting a $7.4 million, or 15%, increase from the previous year. Services revenue increased across all geographic regions year over year. Contributing to the increase in services revenue was revenue earned by companies we acquired during fiscal 2007. Two of those acquisitions, Precision and FBOS, generated a total of $2.5 million in services revenue during fiscal 2007 in periods subsequent to the acquisition.
Comparison of costs and expenses—fiscal 2008, 2007 and 2006
We adopted SFAS 123R on February 1, 2006, the beginning of our fiscal 2007. We elected the modified prospective transition method as permitted by SFAS 123R and accordingly prior periods’ results have not been restated to reflect the impact of SFAS 123R. Under this method, we recognize stock-based compensation for all new awards and modifications to existing awards that are granted on or subsequent to February 1, 2006 and all previously granted awards that vest on or subsequent to February 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant. For the year ended January 31, 2006, we accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price or in connection with the modification to outstanding awards and/or changes in grantee status.
The following table sets forth, for the periods indicated, reported stock compensation expense for the years ended January 31, 2008, 2007 and 2006.

	Years Ended January 31,
(in thousands)	2008	2007	2006
Stock-based compensation expense:

Cost of maintenance, service and other revenue	$1,104	$990	$110
Sales and marketing	1,458	1,290	—
Research and development	861	918	—
General and administrative	2,783	2,263	98

Total stock-based compensation expense	$6,206	$5,461	$208

Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $110.9 million for fiscal 2008, $93.5 million for fiscal 2007 and $88.7 million for fiscal 2006, and as a percentage of total revenue was 42% for fiscal 2008, 40% for fiscal 2007 and 39% for fiscal 2006. Holding exchange rates constant to the most recent preceding fiscal year, total cost of revenue would have been approximately $106.8 million and $92.7 million for fiscal 2008 and 2007, respectively, reflecting the impact of the weakening U.S. dollar in comparison to other currencies. At constant exchange rates, the total cost of revenue percentage for fiscal 2008 and 2007 would have been unchanged at 42% and 40%, respectively. Changes in the cost of revenue as a percentage of total revenue was primarily due to changes in revenue mix as services revenue, which has lower margins, grew at a higher rate than license and maintenance and other revenue.
The non-currency related increase in total cost of revenue of $13.3 million from fiscal 2007 to fiscal 2008 was primarily due to increased services costs incurred to generate additional services revenue. Services related costs consisted of higher personnel costs of $7.0 million, primarily due to increased headcount and higher bonus expense. In addition, third party contractor expenses and travel expenses increased $2.2 million and $2.0 million, respectively.
Total cost of revenue increased $4.8 million from fiscal 2006 to fiscal 2007. Holding foreign currency exchange rates constant to those in fiscal 2006, total cost of revenue would have increased approximately $4.0 million. At constant exchange rates, the total cost of revenue percentage for fiscal 2007 and 2006 would have been 40% and 39%, respectively. Changes in the cost of revenue as a percentage of total revenue were primarily due to changes in revenue mix as license revenues carry higher margins in comparison to support and services revenues.

Cost of revenue included employee separation costs of $0.4 million, $0.2 million and $1.2 million in fiscal 2008, 2007 and 2006, respectively. These costs related predominantly to EMEA services employees in fiscal 2008, North America support employees in fiscal 2007 and EMEA services employees in fiscal 2006.
Sales and Marketing. Sales and marketing expense was $71.0 million, $63.8 million and $61.4 million for fiscal 2008, 2007 and 2006, respectively. Holding foreign currency exchange rates constant to fiscal 2007, fiscal 2008 sales and marketing expense would have been approximately $68.5 million, representing a non-currency related increase of $4.7 million, or 7%. The increase of $4.7 million from fiscal 2007 to fiscal 2008 primarily related to higher commissions and bonuses of $3.4 million due to accelerators associated with our higher revenue levels and higher sales agent commissions of $0.8 million. Fiscal 2008 also included increased salary expense of $1.4 million associated with an increase in the number of sales and marketing employees, higher travel expenses of $0.5 million and increased recruiting expenses of $0.4 million. Higher travel and recruiting expenses were primarily due to the increased hiring and training of our sales and marketing team. These increases were partially offset by lower marketing expense of $1.6 million, due in part to not holding a European Explore Conference in fiscal 2008, and lower severance of $0.5 million.
Sales and marketing expense increased $2.4 million from fiscal 2006 to fiscal 2007. Holding foreign currency exchange rates constant to those in fiscal 2006, total sales and marketing expense would have increased approximately $1.8 million from $61.4 million. The $1.8 million increase from fiscal 2006 to fiscal 2007 primarily related to higher commissions and bonuses of $1.4 million. Fiscal 2007 also included stock compensation expense of $1.3 million. Sales and marketing expenses had increases in travel of $0.6 million, systems of $0.3 million and marketing of $0.2 million. These increases in expenses were partially offset by decreases of $0.8 million in recruiting, $0.6 million in severance and $0.6 million in sales agent fees.
Research and Development. Research and development expense, which is managed on a global basis, was $41.1 million, $40.1 million and $32.7 million in fiscal 2008, 2007 and 2006, respectively. Holding foreign currency exchange rates constant to fiscal 2007, fiscal 2008 R&D expense would have been approximately $39.7 million, representing a decrease of $0.4 million, or 1%. The decrease of $0.4 million from fiscal 2007 to fiscal 2008 was primarily related to lower travel costs of $0.5 million.
Research and development expense increased $7.4 million from fiscal 2006 to fiscal 2007. Holding foreign currency exchange rates constant to those in fiscal 2006, total research and development expense would have increased approximately $7.2 million. The increase of $7.2 million from fiscal 2006 to fiscal 2007 was mainly related to an increase in personnel expenses of $6.3 million due to increased headcount. During fiscal 2007, we expanded the headcount at our R&D centers in China and India. We also acquired R&D headcount, primarily from the Soft Cell N.V. (Soft Cell) and Precision acquisitions. In addition, fiscal 2007 included stock compensation expense of $0.9 million.
General and Administrative. General and administrative expense was $33.5 million, $29.7 million, and $26.8 million for fiscal 2008, 2007 and 2006, respectively. Holding foreign currency exchange rates constant to fiscal 2007, fiscal 2008 general and administrative expense would have been approximately $32.6 million, representing an increase of $2.9 million, or 10%. The $2.9 million increase from fiscal 2007 to 2008 was primarily due to higher personnel expenses of $1.9 million, primarily related to salary and bonus expense, and $1.4 million in higher professional fees related to tax consulting. These amounts were partially offset by lower bad debt expense of $0.4 million.
General and administrative expenses increased $2.9 million from fiscal 2006 to fiscal 2007. Holding foreign currency exchange rates constant to those in fiscal 2006, general and administrative expenses would have increased approximately $2.7 million. The $2.7 million increase from fiscal 2006 to 2007 was primarily related to higher stock compensation expense in fiscal 2007 of $2.1 million. In addition, personnel expenses increased $1.3 million primarily related to increased headcount throughout all regions.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions totaled $0.7 million, $0.4 million and $0.3 million in fiscal years 2008, 2007 and 2006, respectively. The year over year changes were due to the intangible assets acquired during fiscal 2007 from our acquisitions of Precision, FBOS and Bisgen Ltd. (Bisgen). Amortization increased slightly from fiscal 2006 to fiscal 2007 due to a partial year of amortization from the acquisitions in fiscal 2007 and the increase from fiscal 2007 to fiscal 2008 was due to fiscal 2008 being the first full year of amortization. We expect amortization expense for intangibles in fiscal 2009 to be similar to amortization expense in fiscal 2008.

Total Other Income. Total other income was $0.2 million, $3.3 million and $0.3 million in fiscal 2008, 2007 and 2006, respectively. The $3.1 million unfavorable change from fiscal 2007 to fiscal 2008 was primarily related to a $2.6 million unfavorable foreign exchange change caused by the weakening of the U.S. dollar against foreign currencies. Lower interest income of $0.3 million also contributed to the decrease. Lower interest income was primarily due to lower average balances in our investment accounts.
The $3.0 million favorable change from fiscal 2006 to fiscal 2007 was due to higher interest income of $1.1 million related to both higher interest rates and higher balances in our investment accounts, lower interest expense of $0.5 million primarily due to lower debt balances as we repaid our line of credit in the second quarter of fiscal 2006 and foreign currency exchange gains of $1.6 million, primarily related to favorable changes in the euro, Mexican peso and Japanese yen, partially offset by the unfavorable change in the Brazilian real.
Income Tax Expense. We recorded income tax expense of $0.3 million and $4.1 million in fiscal 2008 and fiscal 2007, respectively, and an income tax benefit of $4.6 million in fiscal 2006. Our income tax expense decreased from fiscal 2007 to fiscal 2008 primarily due to a decrease in the effective rate associated with changes in the jurisdictional mix of income and research and development credits that were applied in the fourth quarter of fiscal 2008.
Amounts in fiscal 2006 reflect the reversal of tax valuation allowances of $10.5 million. We have not provided tax benefits for certain jurisdictions in loss positions due to management’s determination that it was more likely than not that tax benefits associated with previously reserved net deferred tax assets in such jurisdictions would not be realized.
For further information regarding income taxes, see note 7 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, the sale of equity securities and borrowings.
Our principal sources of liquidity are cash flows generated from operations and our cash and equivalents balances. Cash and cash equivalents, including restricted cash, were $45.6 million and $56.8 million at January 31, 2008 and 2007, respectively. At January 31, 2008 and 2007, our cash equivalents consisted of registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 60% of our cash, cash equivalents and restricted cash were held in U.S. dollar denominated accounts as of January 31, 2008 and 2007.
Our working capital decreased to $8.8 million as of January 31, 2008 from $14.8 million as of January 31, 2007. The decrease in working capital of $6.0 million resulted from a $15.3 million increase in current liabilities partially offset by a $9.4 million increase in current assets. The $15.3 million increase in current liabilities was primarily due to a $12.3 million increase in deferred revenue, a result of our increased sales in fiscal 2008 including higher annual maintenance billings. In addition, other current liabilities increased $2.5 million due to higher compensation related accruals.
The $9.4 million increase in current assets was primarily due to a $14.2 million increase in accounts receivable, a result of higher billings in fiscal 2008 compared to fiscal 2007, and a $6.4 million increase in other current assets primarily related to an increase in our current deferred tax assets. These increases were partially offset by an $11.2 million decrease in cash, cash equivalents and restricted cash. The changes in cash, cash equivalents and restricted cash included stock repurchases of $18.7 million, capital expenditures of $5.2 million, the first Precision anniversary payment of $3.7 million and dividends paid of $3.2 million. These cash outflows were partially offset by cashflow from operations of $15.9 million and cash received from the exercise of stock awards of $2.9 million.

As of January 31, 2007, we had restricted cash of $2.6 million held in an escrow account related to the Precision acquisition. During fiscal 2008, $1.5 million of restricted cash was returned to QAD and $1.1 million was released to Precision. For additional information, see note 2 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
We have historically calculated accounts receivable days’ sales outstanding (DSO), using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue that the accounts receivable balance as of period end represents. When reviewing the performance of our business units, DSO under the countback method is used by management. It is management’s belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high annual maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods.
DSO under the countback method was 58 days at January 31, 2008, compared to 56 days at January 31, 2007. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 99 days and 93 days at January 31, 2008 and 2007, respectively.
Cash Flows
The following is a summary of cash flows for fiscal 2008, 2007 and 2006:
Operating Activities
Cash provided by operating activities was $15.9 million, $18.9 million and $28.6 million in fiscal 2008, 2007 and 2006, respectively. The decrease in operating cash flow from fiscal 2007 to 2008 primarily resulted from lower net income of $1.9 million, an increase in accounts receivable of $9.7 million due to higher billings and a decrease in accounts payable of $2.6 million. These decreases in operating cash flow were partially offset by increases in operating cash flow resulting from an increase in deferred revenue of $9.1 million due to higher maintenance billings in fiscal 2008 and depreciation and amortization expenses of $1.2 million.
The decrease in operating cash flow from fiscal 2006 to 2007 primarily resulted from lower net income of $13.3 million, which was partially offset by non-cash expenses for stock compensation of $5.3 million. Accounts receivable increased $4.5 million primarily related to increased billings. Other changes to net cash provided by operating activities included a decrease in cash flow from changes in other assets primarily related to deferred tax assets and an increase in our deferred revenue balance year over year. Fiscal 2006 cash flow from operations included a non-cash tax benefit of $11.5 million related to the reversal of valuation allowances and contingency reserves.
In the first quarter of fiscal 2006, we moved our data center from Carpinteria, California, to our corporate headquarters in Santa Barbara, California. The move resulted in $1.1 million in exit costs incurred during fiscal 2006. Throughout fiscal 2007, the fair market value of the estimated sublease income continued to decline and as a result we incurred additional charges of $0.7 million. We secured a sublease agreement with a tenant in fiscal 2008.
Investing Activities
Cash used in investing activities for fiscal 2008 and 2007 was $9.7 million and $16.2 million, respectively. These amounts primarily related to costs associated with acquisitions and purchases of property and equipment. In fiscal 2006, investing activities provided $1.8 million of cash, primarily due to sales of marketable securities.
During fiscal 2007, in order to expand our product offering, we acquired the rights to certain assets of Soft Cell and three businesses: Bisgen, Precision and FBOS. In fiscal 2007 we paid $8.5 million in net cash related to these acquisitions and had an increase in restricted cash of $2.6 million resulting from the acquisition of Precision. In fiscal 2008 we paid $4.7 million in net cash related to these acquisitions and $1.5 million of restricted cash was returned to us. For additional information regarding our acquisitions, see note 2 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
Purchases of property and equipment for fiscal 2008, 2007 and 2006 were $5.2 million, $4.6 million and $7.2 million, respectively. Purchases of property and equipment in both fiscal 2008 and 2007 primarily relate to computer equipment and software. Fiscal 2006 included capital investments of $2.1 million for the construction of and building improvements for our company headquarters on property owned by QAD in Santa Barbara, California.

We spent $1.4 million, $1.5 million and $4.1 million, in fiscal 2008, 2007 and 2006, respectively, related to capitalized software costs. Fiscal 2008 and 2007 capitalized software expenditures primarily related to internal costs incurred to integrate and localize purchased technology and internally developed products. Fiscal 2006 cash outflows primarily related to technology purchased from Soft Cell and related internal costs incurred to integrate and localize internally developed products.
Historically, we invested funds in short term marketable securities on which we earned interest income. In fiscal 2006 we sold $13.0 million in marketable securities and deposited the proceeds into our cash account.
Financing Activities
Cash used in financing activities was $18.4 million, $7.3 million and $24.3 million for fiscal 2008, 2007 and 2006, respectively. The fiscal 2008 activity included repurchases of 2.2 million shares of QAD common stock for $18.7 million and dividend payments of $3.2 million to holders of QAD common stock. Of the 2.2 million shares repurchased in fiscal 2008, one million shares were repurchased in a single privately negotiated transaction. Additionally, we repaid $0.3 million of debt related to our mortgage. These cash payments were partially offset by $2.9 million received from stock exercises and $0.6 million from changes in cash overdraft.
The fiscal 2007 activity included outflows for the repurchase of 0.8 million shares of QAD common stock for $6.0 million and $3.2 million of dividend payments to owners of QAD common stock. Additionally, we made total cash payments of $0.4 million to the minority shareholders of our Thailand subsidiary, which consisted of $0.2 million in dividends and $0.2 million in reduction of our minority interest liability. These cash payments were partially offset by $1.7 million received from stock option exercises and $1.0 million from changes in cash overdraft. We also repaid $0.3 million of debt related to our mortgage.
The fiscal 2006 activity included the purchase of 2 million shares of QAD common stock from Recovery Equity Investors II, L.P. for $7.40 per share for total cash consideration of $14.8 million. During fiscal 2006, we repaid the outstanding balance of $7.6 million on our Comerica Bank credit facility. In addition, we made $0.2 million in principal payments related to other debt during the year. Proceeds from the issuance of stock were $2.8 million, primarily related to the exercise of stock options. We implemented a dividend program during fiscal 2005 and paid $3.3 million in dividends during fiscal 2006.
We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.
CONTRACTUAL OBLIGATIONS
The following summarizes our significant contractual obligations at January 31, 2008 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Notes payable	$0.2	$0.3	$0.3	$0.3	$0.3	$15.8	$17.2
Notes payable interest payments	1.1	1.1	1.1	1.1	1.1	1.5	7.0
Lease obligations	8.6	5.6	3.4	2.4	1.5	3.5	25.0
Obligations associated with acquisitions	5.3	—	—	—	—	—	5.3

Total	$15.2	$7.0	$4.8	$3.8	$2.9	$20.8	$54.5

Credit Facility
Effective April 7, 2005, we entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (the Facility). The maximum amount that can be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, taxes, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At January 31, 2008, the maximum that could have been borrowed under the Facility was $20 million. We pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.

The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At January 31, 2008, a prime rate borrowing would have had an effective rate of 5.75% and a 30-day LIBOR borrowing would have had an effective rate of approximately 3.89%.
As of January 31, 2008, there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.
Effective April 10, 2008, we entered into an unsecured loan agreement with Bank of America, N.A. The agreement provides a three-year commitment for a $20 million line of credit (the New Facility). We will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million New Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.
The New Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a maximum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the New Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is a non-recourse loan, which is secured by real property located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014. A portion of these proceeds were used to repay our then-existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at January 31, 2008 was $17.2 million.
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
Obligations Associated with Acquisitions
In connection with the acquisitions of Precision and Bisgen in fiscal 2007, part of the purchase price consideration for each of these companies included deferred payments. Consideration for Precision included total deferred payments of $7.2 million. In September 2007, we made the first anniversary payment of $3.7 million and the second anniversary payment of $3.5 million is due to be paid in September 2008. Consideration for Bisgen included deferred payments of $0.7 million. In fiscal 2008, we paid $0.1 million and an additional $0.6 million is due to be paid in fiscal 2009.
We made a final payment of $1.2 million to buy out a minority interest shareholder in our Thailand subsidiary. The $1.2 million payment was made in the first quarter of fiscal 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rates. In fiscal years 2008 and 2007 approximately 30% of our revenue was denominated in foreign currencies compared to 35% in fiscal 2006. We also incurred approximately 45% of our expenses in currencies other than the U.S. dollar in each of the last three fiscal years. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.
Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. In fiscal 2008, 2007 and 2006, foreign currency transaction and remeasurement (gains) losses totaled $0.9 million, $(1.7) million and $(0.1) million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Income. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future, and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
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
We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2008 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2008 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
QAD maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by QAD in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. QAD’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of QAD’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, QAD’s principal executive officer and principal financial officer have concluded that QAD’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting
QAD’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. QAD’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. QAD’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of QAD’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that QAD’s receipts and expenditures are being made only in accordance with authorizations of QAD’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of QAD’s assets that could have a material effect on the financial statements.
Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2008 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective as of January 31, 2008.
Our independent registered public accounting firm, KPMG, LLP, has audited our internal control over financial reporting as of January 31, 2008, as stated in its report included in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
Our annual report on Form 10-K for the fiscal year ended January 31, 2007, disclosed a material weakness relating to accounting for income taxes. In order to remediate this material weakness, during fiscal 2008, we: (1) completed a reorganization and increased staffing in the Corporate Tax department, (2) implemented additional review procedures, (3) engaged external tax advisors to assist in the review of our SFAS 109 calculations and (4) increased coordination between members of the Corporate Tax Department and Corporate Controller’s Office and other senior finance management. As a result of these actions, management has concluded that the Company has remediated the material weakness. Other than the changes described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
(d) Limitations on the Effectiveness of Controls
QAD’s management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within QAD have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of QAD Inc.:
We have audited QAD Inc.’s internal control over financial reporting as of January 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QAD Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 31, 2008, and our report dated April 15, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
April 15, 2008

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K.
Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2008, which information is incorporated herein by reference.
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
1. FINANCIAL STATEMENTS
The following financial statements are filed as a part of this Annual Report on Form 10-K:
QAD INC.
2. INDEX TO FINANCIAL STATEMENT SCHEDULES
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	72
All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.
3. INDEX TO EXHIBITS
See the Index of Exhibits at page 74.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of QAD Inc.:
We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 7 to the consolidated financial statements, effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Also, as discussed in Note 1 to the consolidated financial statements, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment. In addition, during the year ended January 31, 2007, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QAD Inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
April 15, 2008

QAD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
	2008	2007
Assets
Current assets:
Cash and equivalents	$45,613	$54,192
Restricted cash	—	2,612
Accounts receivable, net of allowances of $3,657 and $3,803 at January 31, 2008 and 2007, respectively	83,027	68,806
Other current assets	22,742	16,352

Total current assets	151,382	141,962

Property and equipment, net	42,450	42,396
Capitalized software costs, net	8,783	9,631
Goodwill	22,591	18,834
Other assets, net	10,687	14,309

Total assets	$235,893	$227,132

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$274	$272
Accounts payable	12,249	11,662
Deferred revenue	89,349	77,075
Other current liabilities	40,664	38,191

Total current liabilities	142,536	127,200

Long-term debt	16,998	17,271
Other liabilities	3,764	5,417
Minority interest	—	672
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,347,367 shares and 35,351,923 shares at January 31, 2008 and 2007, respectively	35	35
Additional paid-in capital	135,362	129,062
Treasury stock, at cost (4,596,476 shares and 3,061,400 shares at January 31, 2008 and 2007, respectively)	(36,336)	(22,870)
Accumulated deficit	(21,596)	(22,307)
Accumulated other comprehensive loss	(4,870)	(7,348)

Total stockholders’ equity	72,595	76,572

Total liabilities and stockholders’ equity	$235,893	$227,132

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended January 31,
	2008	2007	2006
Revenue:
License fees	$61,491	$54,425	$57,926
Maintenance and other	128,183	122,740	117,139
Services	73,073	58,422	50,429

Total revenue	262,747	235,587	225,494

Costs and expenses:

Cost of license fees	9,794	8,307	8,132
Cost of maintenance, service and other revenue	101,072	85,240	80,598
Sales and marketing	71,016	63,790	61,424
Research and development	41,069	40,053	32,659
General and administrative	33,459	29,695	26,798
Amortization of intangibles from acquisitions	749	365	258

Total costs and expenses	257,159	227,450	209,869

Operating income	5,588	8,137	15,625
Other (income) expense:
Interest income	(2,243)	(2,533)	(1,452)
Interest expense	1,362	1,136	1,642
Other (income) expense, net	720	(1,874)	(537)

Total other income	(161)	(3,271)	(347)

Income before income taxes	5,749	11,408	15,972
Income tax expense (benefit)	333	4,132	(4,567)

Net income	$5,416	$7,276	$20,539

Basic net income per share	$0.17	$0.22	$0.63

Diluted net income per share	$0.17	$0.22	$0.61

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock					Accumulated
	and Additional					Other	Total
	Paid-in Capital		Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Equity	Income
Balance, January 31, 2005	35,339	$119,128	(1,530)	$(9,668)	$(40,154)	$(5,269)	$64,037
Cumulative effect of prior period adjustments	—	270	—	—	(531)	—	(261)

Adjusted balance at February 1, 2005	35,339	119,398	(1,530)	(9,668)	(40,685)	(5,269)	63,776
Comprehensive income:
Net income	—	—	—	—	20,539	—	20,539	$20,539
Foreign currency translation adjustments	—	—	—	—	—	(984)	(984)	(984)

Total comprehensive income								$19,555

Stock activity:
Under employee stock purchase plan	—	—	87	453	128	—	581
Under stock options	11	39	629	3,263	(1,039)	—	2,263
Tax benefit from stock options	—	3,804	—	—	—	—	3,804
Stock compensation expense	—	98	—	—	—	—	98
Dividends declared ($0.10 per share)	—	—	—	—	(3,228)	—	(3,228)
Unearned compensation-restricted stock	—	110	—	—	—	—	110
Repurchase of common stock	—	—	(2,000)	(14,800)	—	—	(14,800)

Balance, January 31, 2006	35,350	123,449	(2,814)	(20,752)	(24,285)	(6,253)	72,159

Cumulative effect of adjustment resulting from the adoption of SAB No.108	—	—	—	—	420	—	420

Adjusted balance at January 31, 2006	35,350	123,449	(2,814)	(20,752)	(23,865)	(6,253)	72,579

Comprehensive income:
Net income	—	—	—	—	7,276	—	7,276	$7,276
Foreign currency translation adjustments	—	—	—	—	—	(1,095)	(1,095)	(1,095)

Total comprehensive income								$6,181

Stock award exercises	2	6	559	4,022	(2,308)	—	1,720
Dividends declared ($0.10 per share)	—	—	—	—	(3,245)	—	(3,245)
Minority shareholder dividend	—	—	—	—	(165)	—	(165)
Stock compensation expense	—	5,400	—	—	—	—	5,400
Restricted stock	—	132	(12)	(132)	—	—	—
Unearned compensation-restricted stock	—	110	—	—	—	—	110
Repurchase of common stock	—	—	(794)	(6,008)	—	—	(6,008)

Balance, January 31, 2007	35,352	129,097	(3,061)	(22,870)	(22.307)	(7,348)	76,572

Cumulative effect of the adoption of FIN48	—	—	—	—	681	—	681

Adjusted balance at February 1, 2007	35,352	129,097	(3,061)	(22,870)	(21,626)	(7,348)	77,253

Comprehensive income:

Net income	—	—	—	—	5,416	—	5,416	$5,416
Foreign currency translation adjustments	—	—	—	—	—	2,478	2,478	2,478

Total comprehensive income								$7,894

Stock award exercises	7	10	689	5,125	(2,225)	—	2,910
Tax benefit from stock options	—	216	—	—	—	—	216
Stock compensation expense	—	6,162	—	—	—	—	6,162
Dividends declared ($0.10 per share)	—	—	—	—	(3,161)	—	(3,161)
Restricted stock	(12)	(132)	12	132	—	—	—
Unearned compensation-restricted stock	—	44	—	—	—	—	44
Repurchase of common stock	—	—	(2,236)	(18,723)	—	—	(18,723)

Balance, January 31, 2008	35,347	$135,397	(4,596)	$(36,336)	$(21,596)	$(4,870)	$72,595

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$5,416	$7,276	$20,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,417	8,260	7,380
Provision for doubtful accounts and sales adjustments	690	629	364
(Gain) Loss on disposal of property and equipment	(73)	12	21
Tax benefit from reversal of deferred tax valuation allowances and reserves	—	—	(11,513)
Exit costs	59	739	1,075
Stock compensation expense	6,206	5,461	208
Excess tax benefits from stock options	(216)	—	—
Other, net	(485)	(62)	(165)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(13,881)	(4,173)	365
Other assets	(849)	(516)	7,170
Accounts payable	(1,558)	1,087	(1,313)
Deferred revenue	8,943	(120)	5,743
Other liabilities	2,206	283	(1,307)

Net cash provided by operating activities	15,875	18,876	28,567
Cash flows from investing activities:
Purchase of property and equipment	(5,165)	(4,631)	(7,225)
Proceeds from sale of intangible assets	—	906	—
Proceeds from sale of marketable securities	—	—	13,000
Capitalized software costs	(1,428)	(1,510)	(4,051)
Restricted cash	1,575	(2,612)	—
Acquisitions of businesses, net of cash acquired	(4,749)	(8,516)	—
Proceeds from sale of property and equipment	104	204	48

Net cash (used in) provided by investing activities	(9,663)	(16,159)	1,772
Cash flows from financing activities:
Repayments of other debt	(277)	(310)	(7,847)
Dividends paid	(3,188)	(3,249)	(3,261)
Proceeds from issuance of common stock	2,910	1,720	2,844
Excess tax benefits from stock options	216	—	—
Repurchase of common stock	(18,723)	(6,008)	(14,800)
Changes in cash overdraft	649	975	(1,266)
Minority shareholder payment	—	(389)	—

Net cash used in financing activities	(18,413)	(7,261)	(24,330)
Effect of exchange rates on cash and equivalents	3,622	(1,235)	(1,327)

Net (decrease) increase in cash and equivalents	(8,579)	(5,779)	4,682
Cash and equivalents at beginning of year	54,192	59,971	55,289

Cash and equivalents at end of year	$45,613	$54,192	$59,971

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended January 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,292	$1,218	$1,596
Income taxes, net of refunds	963	447	2,100
Supplemental disclosure of non-cash activities:
Realization of acquired deferred tax asset	—	—	124
Tax benefits related to employee stock options recorded to equity	—	—	3,804
Obligations associated with technology purchases	—	—	459
Obligations associated with dividend declaration	781	808	811
Obligations associated with acquisitions	1,210	8,632	—
See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
QAD Inc., a Delaware corporation (the Company), was founded in 1979 and is a provider of enterprise software applications, professional services and application support for multinational, large and mid-range manufacturing companies. QAD Enterprise Applications, which is the Company’s core product suite, addresses the needs of manufacturers in six principal industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. The focus of QAD Enterprise Applications is addressing the needs of global manufacturers, enabling them to implement software applications to run their businesses anywhere in the world and meet local requirements while maintaining control of their business as a whole.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All subsidiaries are wholly-owned and all significant balances and transactions among the consolidated entities have been eliminated from the financial statements.
USE OF ESTIMATES
The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management, with consideration given to materiality, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
PRIOR PERIOD REVISIONS
In accordance with Staff Accounting Bulletin No. 108, GAAP results for prior periods have been revised from previously reported amounts. The impact of the revisions resulted in reductions to net income of $0.4 million and $0.2 million in fiscal 2007 and 2006, respectively, and a reduction to diluted EPS of $0.01 for both the fiscal years 2007 and 2006. The cumulative impact of the revisions related to fiscal years 2001-2005 resulted in a $0.5 million adjustment to February 1, 2005 accumulated deficit. The revision relates to four adjustments which are described below. The Company considers these adjustments to be immaterial to prior periods individually and in the aggregate.
Stock Compensation to Non-Employees
During fiscal 2008, the Company identified options outstanding to former employees whose status changed to that of non-employees related to grants dating back to fiscal 2001. As a result, the Company completed a full review of all options outstanding and concluded stock compensation expense of $0.3 million should have been recorded between fiscal years 2001 and 2007. The adjustment to the financial statements includes a $0.2 million adjustment to February 1, 2005 accumulated deficit, $0.1 million of additional stock compensation expense in fiscal 2006 and a stock compensation benefit of $0.1 million in fiscal 2007.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Asset Retirement Obligations
During fiscal 2008, the Company identified certain leases on foreign office space included terms requiring the Company to return the underlying office space to a specified condition at the end of the lease term. These lease terms require the Company to record an asset retirement obligation in accordance with Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143). As a result of this finding, the Company completed a comprehensive review of all its lease agreements worldwide to determine the extent of any obligation. The prior period errors occurred between fiscal years 2004 (the adoption date of SFAS 143) and 2007. The adjustment to the financial statements includes a $0.3 million adjustment to February 1, 2005 accumulated deficit, and $0.1 million of depreciation and interest expense in each of the fiscal years 2007 and 2006.
Research and Development Tax Credit
The Company historically had not considered stock compensation expense in its cost sharing arrangement between its United States and Irish subsidiaries. The adjustment to the financial statements includes a $0.1 million adjustment to February 1, 2005 accumulated deficit and $0.1 million of tax expense and estimated penalties in each of the fiscal years 2007 and 2006.
Income Taxes Payable
As part of a reconciliation exercise on the January 31, 2007 income taxes payable balance, the Company concluded an adjustment of $0.2 million was necessary. The adjustment to the financial statements includes $0.2 million of additional tax expense in fiscal year 2007.
CASH AND EQUIVALENTS
Cash and equivalents consist of cash and short-term investments with remaining maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2008 and 2007, the Company’s cash equivalents consist of Registered Money Market Funds and the Company has no investments in securities with an underlying exposure to sub-prime mortgages. Additionally, the Company has no holdings in auction rate notes or similar securities.
Restricted Cash
In fiscal 2008 and 2007, restricted cash was held in escrow related to the acquisition of Precision Software Limited. The restrictions were released in fiscal 2008. See note 2 “Business Combinations” within these Notes to Consolidated Financial Statements.
REVENUE RECOGNITION
The Company applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions,” to all software product revenue transactions. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been delivered to the customer and no uncertainties exist surrounding product acceptance; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. Revenue is presented net of sales, use, and value-add taxes collected on behalf of its customers.
The Company’s typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
License Revenue. Provided all other revenue recognition criteria have been met, the Company recognizes license revenue on delivery using the residual method. When a license agreement includes one or more elements to be delivered at a future date, revenue is recognized in one of two ways. If vendor-specific objective evidence (VSOE) of the fair value of all undelivered elements exists, the revenue for the undelivered elements is deferred. If VSOE for the fair value of the undelivered elements does not exist, revenue is deferred and recognized when VSOE of fair value for the undelivered elements has been established or when delivery of all elements occurs. VSOE of the fair value is determined based on historical evidence of stand-alone sales of these elements to customers.
Revenue from the Company’s subscription product offerings including On Demand product offerings, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized in accordance with SOP 97-2 using the residual method.
The Company’s standard products do not require significant production, modification or customization of software or services that are essential to the functionality of the software. Certain judgments affect the application of the license revenue recognition policy, such as the assessment of collectibility, for which the Company reviews a customer’s credit worthiness and the historical experience with that customer, as applicable.
Maintenance Revenue. Revenue from ongoing customer support and product updates is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel.
Services Revenue. Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts.
At times, the Company’s license and support arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software license revenues, because the arrangements qualify as service transactions as defined in SOP No. 97-2 and the Company has VSOE of fair value for the services. When the services are determined to not have been sold separately from license and support arrangements, the Company allocates revenue to services based on the VSOE determined value of the services. Revenues for consulting services are generally recognized as the services are performed based on time and materials incurred during each reporting period. If there is significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is resolved.
The Company does, on occasion, enter into fixed-price services. The Company estimates the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.
When an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is, recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method.
ACCOUNTS RECEIVABLE ALLOWANCES
The Company reviews the collectibility of its accounts receivable each period by analyzing balances based on age and records specific allowances for any balances that it determines may not be fully collectible due to inability of the customers to pay. The Company also provides an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized. Provisions to the allowance for doubtful accounts are included in bad debt expense in general and administrative expense and provisions for sales adjustments are recorded against revenue.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
INCOME TAXES
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. In assessing whether there is a need for a valuation allowance on deferred tax assets, the Company determines whether it is more likely than not that it will realize tax benefits associated with deferred tax assets. In making this determination, the Company considers future taxable income and tax planning strategies that are both prudent and feasible. The impact on deferred taxes of changes in tax rates and laws, if any, are reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of foreign subsidiaries, because they are considered to be reinvested indefinitely in such operations. Due to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Tax — an Interpretation of Financial Accounting Standards Board Statement No. 109” (FIN 48), deferred tax assets are not recorded to the extent they are attributed to uncertain tax positions. For deferred tax assets that cannot be recognized under the more-likely-than-not-standard, the Company has established a valuation allowance.
COMPUTATION OF NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Years Ended January 31,
	2008	2007	2006
	(in thousands, except per share data)
Net income	$5,416	$7,276	$20,539

Weighted average shares of common stock outstanding—basic	31,617	32,425	32,707

Weighted average shares of common stock equivalents issued using the treasury stock method	738	688	863

Weighted average shares of common stock and common stock equivalents outstanding—diluted	32,355	33,113	33,570

Basic net income per share	$0.17	$0.22	$0.63

Diluted net income per share	$0.17	$0.22	$0.61

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and stock appreciation rights (SARs) and vesting of restricted stock using the treasury stock method. Shares of common stock equivalents of approximately 3.4 million, 4.0 million and 1.9 million for fiscal 2008, 2007 and 2006, respectively, were not included in the diluted calculation because they were anti-dilutive.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) losses for fiscal 2008, 2007 and 2006 totaled $0.9 million, $(1.7) million and $(0.1) million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Income.
FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $18.2 million at January 31, 2008 and the carrying value was $17.2 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2008 or January 31, 2007.
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
In accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” certain costs associated with software developed for internal use, including direct costs of materials, services and payroll costs for employees for time devoted to the software projects, are capitalized once the project has reached the application development stage. These costs are amortized using the straight-line method over the expected useful life of the software, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, maintenance and training costs and research and development costs are expensed as incurred.
Purchased intangible assets with finite lives, which include customer relationships, trade name and a covenant not to compete, are amortized on a straight-line basis over the estimated economic lives of the assets, which is up to five years. The Company evaluates the recoverability of its long-lived assets, including property and equipment and intangible assets with finite lives, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically reviews applicable assets for triggering events and, if necessary, for impairment in value based upon undiscounted future operating cash flows from those assets. If it is determined that the carrying amount of an asset may not be recovered, appropriate losses are recognized.
Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. As required under SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is assessed on at least an annual basis for impairment at the reporting unit level by applying a fair value-based test. For further discussion related to SFAS 142, see note 4 within these Notes to Consolidated Financial Statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
CAPITALIZED SOFTWARE COSTS
The Company capitalizes software purchased from third parties or through business combinations as acquired software technology, if the related software under development has reached technological feasibility. In addition, the Company capitalizes software development costs incurred in connection with the localization and translation of its products once technological feasibility has been achieved based on a working model. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing (usually identified as beta testing).
The amortization of capitalized software costs is the greater of the straight-line basis over three years, the expected useful life, or computed using a ratio of current revenue for a product compared to the estimated total of current and future revenues for that product. The Company periodically compares the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset would be reported as a charge to the Consolidated Statement of Income.
RESEARCH AND DEVELOPMENT
All costs incurred to establish the technological feasibility of the Company’s computer software products are expensed to research and development as incurred.
COMPREHENSIVE INCOME
Comprehensive income includes changes in the balances of items that are reported directly as a separate component of Stockholders’ Equity on the Consolidated Balance Sheets. The components of comprehensive income are net income and foreign currency translation adjustments. The Company does not provide for income taxes on foreign currency translation adjustments since it does not provide for taxes on the unremitted earnings of its foreign subsidiaries. The changes in “Accumulated other comprehensive loss” are included in the Company’s Consolidated Statement of Stockholders’ Equity and Comprehensive Income.
STOCK—BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating volatility, the expected life of the award and estimating the percentage of awards that will be forfeited and other inputs. If actual forfeitures differ significantly from the estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
Equity instruments issued to non-employees in exchange for services are recorded in accordance with the provisions of EITF 96-18. Under this guidance, the fair value of the equity instruments is re-measured each period until the instruments vest. The incremental change is recorded as an expense in the period in which the change occurred.
Upon the exercise of stock options or SARs or upon the vesting of restricted stock, the Company will issue treasury stock. If treasury stock is not available, the Company will issue new shares of common stock.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
QUANTIFICATION OF ERRORS
In September 2006, the Securities and Exchange Commission released Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The transition provisions permitted the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. The Company adopted SAB 108 during the fourth quarter of fiscal 2007. In accordance with SAB 108, the Company adjusted its beginning accumulated deficit for fiscal 2007 in the accompanying consolidated financial statements for the error described below.
The Company adjusted its beginning accumulated deficit for fiscal 2007 related to a correction of an error which was the result of an incorrect establishment of a valuation allowance in fourth quarter of fiscal 2006. This resulted in an overstatement of tax expense during fiscal 2006.
RECENT ACCOUNTING STANDARDS
Fair Value Measurements
The FASB has released two statements which address fair value accounting. SFAS 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159), allows an entity to elect to measure many financial instruments and certain other items at fair value. Both statements are effective for fiscal 2009. The FASB has deferred the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after December 15, 2008. The Company does not expect the adoption of these statements to have a material effect on its consolidated financial statements.
Business Combinations
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141R). The objective of the Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for the Company beginning February 1, 2009, and will be applied prospectively to any new business combination.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Minority Interests
In December 2007, the FASB issued SFAS 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, amendment of ARB 51” (SFAS 160). The objective of the Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning February 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date.
2. BUSINESS COMBINATIONS
The results of operations of the following acquired businesses are included in the Consolidated Financial Statements from the respective dates of acquisition. The Company completed all business combinations discussed below with the purpose of expanding its product offerings.
FBO Systems, Inc.
On November 3, 2006, the Company acquired Atlanta, Georgia-based FBO Systems, Inc. (FBOS), a developer and seller of enterprise asset management software. The Company purchased all of the capital stock of FBOS including certain tangible assets and intangible assets comprised of a trade name, customer relationships and all intellectual property rights to FBOS’s enterprise asset management software. The purchase price included $2.0 million paid in cash at closing, a deferred payment of $0.8 million paid February 2007 and contingent performance payments over the next three years based on revenue growth, which will be recorded when the consideration is issuable.
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
The Company acquired all of the capital stock of Precision. The Precision acquisition included certain tangible assets and all intangible assets, including a trade name, customer relationships and all intellectual property rights to Precision’s software solutions. At closing, the Company paid $8.1 million in cash, of which $2.6 million was held in escrow contingent upon the completion of an audit of the acquired opening balance sheet. In January 2008, the audit was completed and $1.1 million was released to the selling shareholders from escrow. The remaining escrow balance of $1.5 million was returned to the Company. In addition to the initial consideration at closing, the Company was obligated to make two additional payments upon each anniversary. The first anniversary payment of $3.7 million was made in September 2007. A second and final payment of $3.5 million is due to be paid in September 2008.
The purchase price, which includes $0.5 million of acquisition costs, was allocated to net tangible assets acquired of $4.2 million, deferred tax liability of $0.6 million, amortizable intangible assets comprised of intellectual property, trade name and customer relationships, totaling $4.9 million and goodwill of $5.8 million.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. BUSINESS COMBINATIONS (Continued)
Bisgen Ltd.
In June 2006, the Company acquired UK-based Bisgen Ltd. (Bisgen). Bisgen develops and sells Customer Relationship Management (CRM) software marketed under the eBisgen name. The Company acquired all the capital stock of Bisgen, including all intellectual property rights to Bisgen’s CRM software, for approximately $1.1 million. Included in the purchase price is contingent consideration whereby the Company will pay an earn-out to Bisgen based on future license sales related to CRM, of which a minimum of $0.2 million is guaranteed.
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
The acquired intellectual property comprised two versions of Soft Cell financial software, version 3 and version 5, of which version 5 is complementary to the QAD applications. Version 5 has been capitalized as intellectual property and is amortized over three years, beginning in the period the product was sold to customers, which occurred in the third quarter of fiscal 2008.
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
3. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at January 31, 2008 and 2007 were as follows:

	January 31,
	2008	2007
	(in thousands)

Capitalized software costs:
Acquired software technology	$8,884	$9,996
Capitalized software development costs	3,103	2,639

	11,987	12,635
Accumulated amortization	(3,204)	(3,004)

Capitalized software costs, net	$8,783	$9,631

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
Amortization of capitalized software costs for fiscal 2008, 2007 and 2006 of $2.7 million, $1.7 million and $1.6 million, respectively, is included in “Cost of license fees” in the accompanying Consolidated Statements of Income. The estimated remaining amortization expenses related to capitalized software costs for the years ended January 31, 2009, 2010 and 2011 are $3.9 million, $3.4 million and $1.5 million, respectively.
It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, the corresponding $2.7 million of costs and accumulated amortization was also removed from the balance sheet. These write-offs do not impact “Capitalized software costs, net.”
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
For the applicable reporting units, the changes in the carrying amount of goodwill were as follows (reporting units are defined in note 10 “Business Segment Information” within these Notes to Consolidated Financial Statements):

	North		Asia	Latin
	America	EMEA	Pacific	America	Total
	(in thousands)

Balances, January 31, 2006	$—	$9,511	$282	$847	$10,640
Fiscal 2007 activity:
Acquisitions	3,563	3,563	—	—	7,126
Impact of foreign currency translation	—	1,077	34	(43)	1,068

Balances, January 31, 2007	3,563	14,151	316	804	18,834
Fiscal 2008 activity:
Additions	570	570	665	—	1,805
Impact of foreign currency translation	—	1,929	10	13	1,952

Balances, January 31, 2008	$4,133	$16,650	$991	$817	$22,591

The additions to goodwill in fiscal 2008 were due to $1.1 million in goodwill recorded in connection with the Precision acquisition. In January 2008, the audit of the acquired balance sheet was completed and $1.1 million was released to the selling shareholders from escrow. In addition, the Thailand minority shareholders exercised their put option in April, 2007 to sell their shares, representing 25% ownership in the Thailand subsidiary, at fair value to the Company. As of January 31, 2008, the execution of the put was not finalized, but the Company has accrued the fair value of the liability for the put option with a corresponding adjustment to goodwill of $0.7 million. The payment to the Thailand minority shareholders was made in the first quarter of fiscal 2009.
The increase in goodwill during fiscal 2007 was primarily due to $7.1 million in goodwill recorded in connection with the Soft Cell, Bisgen, Precision and FBOS acquisitions due to the excess of purchase price over estimated fair value of acquired net assets. These acquisitions were made in order to increase the Company’s product offerings and thus the additional goodwill was allocated evenly among the North America and EMEA business segments, where the Company’s product fulfillment centers are located. For further explanation of acquisition-related transactions, see note 2 “Business Combinations” within these Notes to Consolidated Financial Statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. GOODWILL AND INTANGIBLE ASSETS (Continued)
The Company is required to analyze goodwill for impairment on at least an annual basis. Impairment is determined by estimating the fair value of the Company’s reporting units and comparing that value to the net carrying value (or book value). The Company has chosen the fourth quarter of its fiscal year as its annual test period. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2008, 2007 and 2006, respectively, and determined that goodwill was not impaired.
Intangible Assets

	January 31,	January 31,
	2008	2007
	(in thousands)

Amortizable intangible assets
Customer relationships	$1,528	$1,430
Trade name	565	499
Covenant not to compete	185	203
Other	—	34

	2,278	2,166
Less: accumulated amortization	(1,130)	(382)

Net amortizable intangible assets	$1,148	$1,784

The Company’s intangible assets as of January 31, 2008 and January 31, 2007 are primarily related to the Bisgen, Precision and FBOS acquisitions completed in fiscal 2007. Intangible assets are included in “Other assets, net” in the accompanying Consolidated Balance Sheets. The increase in amortizable intangible assets from January 31, 2007 to January 31, 2008 was due to the impact of foreign currency translation.
As of January 31, 2008 and January 31, 2007, excluding goodwill, all of the Company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.8 million, $0.4 million and $0.3 million for fiscal years 2008, 2007 and 2006, respectively.
The estimated remaining amortization expenses related to amortizable intangible assets for the years ended January 31, 2009 and 2010 are $0.7 million and $0.4 million, respectively.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2008	2007
	(in thousands)
Accounts receivable, net
Accounts receivable	$86,684	$72,609
Less allowance for:
Doubtful accounts	(1,288)	(1,252)
Sales adjustments	(2,369)	(2,551)

	$83,027	$68,806

Other current assets
Deferred cost of revenues	$7,406	$6,734
Prepaid expenses	4,693	4,709
Deferred income taxes, net	7,262	2,941
Other	3,381	1,968

	$22,742	$16,352

Property and equipment, net
Buildings and building improvements	$32,448	$31,920
Computer equipment and software	28,068	27,572
Furniture and office equipment	15,644	16,167
Leasehold improvements	5,894	5,671
Land	3,850	3,850
Automobiles (including under capital lease)	552	649

	86,456	85,829
Less accumulated depreciation and amortization	(44,006)	(43,433)

	$42,450	$42,396

Other assets, net
Deferred income taxes, net	$7,681	$10,500
Other	3,006	3,809

	$10,687	$14,309

Deferred revenue
Deferred maintenance revenue	$81,417	$73,032
Other deferred revenue	7,932	4,043

	$89,349	$77,075

Other current liabilities
Accrued commissions and bonus	$11,231	$8,032
Accrued compensated absences	8,146	7,037
Accrued royalties	4,675	3,537
Other accrued payroll	2,503	2,428
Short term deferred payments related to acquisitions	3,503	5,037
Other current liabilities	10,606	12,120

	$40,664	$38,191

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DEBT

	January 31,
	2008	2007
	(in thousands)
Total debt
Notes payable	$17,245	$17,479
Capital lease obligations	27	64

	17,272	17,543
Less current maturities	274	272

Long-term debt	$16,998	$17,271

The aggregate maturities of long-term debt, for each of the next five fiscal years and thereafter are as follows: $0.2 million in fiscal 2009; $0.3 million in fiscal 2010; $0.3 million in fiscal 2011; $0.3 million in fiscal 2012; $0.3 million in fiscal 2013; and $15.8 million thereafter.
Notes Payable
In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by real property located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014.
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provides a three-year commitment for a $20 million line of credit (Facility). The maximum amount that can be borrowed under the Facility is subject to a borrowing base calculation of 1.5 times the four-quarter trailing earnings before interest, tax, depreciation and amortization (EBITDA), less the total amount of letters of credit and other similar obligations. At January 31, 2008, the maximum that could have been borrowed under the facility was $20 million. The agreement includes an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA.
The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, maintaining a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum cash balance in the United States of $10 million. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At January 31, 2008, a prime rate borrowing would have had an effective rate of 5.75% and a 30-day LIBOR borrowing would have had an effective rate of approximately 3.89%.
As of January 31, 2008 there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.
Effective April 10, 2008, the Company entered into an unsecured loan agreement with Bank of America, N.A. The agreement provides a three-year commitment for a $20 million line of credit (the New Facility). The Company will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million New Facility. The rate is determined by the ratio of funded debt to the 12-month trailing EBITDA.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. DEBT (Continued)
The New Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a maximum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the New Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio.
7. INCOME TAXES
Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$173	$113	$(572)
State	397	199	88
Foreign	2,277	2,898	991

Subtotal	2,847	3,210	507

Deferred:
Federal	(1,059)	1,195	(1,465)
State	(1,229)	(302)	(4,167)
Foreign	(442)	29	(3,246)

Subtotal	(2,730)	922	(8,878)
Equity	216	—	3,804

Total	$333	$4,132	$(4,567)

Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)
Computed expected tax expense	$1,955	$3,889	$5,490
Benefit of state income taxes, net of federal income tax expense	(670)	111	1,548
Incremental tax benefit from foreign operations	(1,683)	(1,276)	(2,125)
Foreign withholding taxes	1,014	729	1,013
Net change in valuation allowance	(155)	293	(10,537)
Net change in contingency reserve	(64)	94	(989)
Non-deductible expenses	422	366	450
Benefit of federal tax credits	(438)	—	—
Other	(48)	(74)	583

	$333	$4,132	$(4,567)

Consolidated U.S. (loss) income before income taxes was $(0.8) million, $2.3 million and $8.4 million for the fiscal years ended January 31, 2008, 2007 and 2006, respectively. The corresponding income before income taxes for foreign operations was $6.5 million, $9.1 million, and $7.6 million for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INCOME TAXES (Continued)
Withholding and U.S. income taxes have not been provided on approximately $40 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against our U.S. tax liability, if any.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$1,240	$575
Accrued vacation	2,078	1,522
Accrued commissions	843	845
Alternative minimum tax (AMT) credits	608	830
Research and development credits	7,247	5,077
Foreign tax credits	209	209
Deferred revenue	3,101	2,181
Depreciation and amortization	174	164
Net operating loss carry forwards	15,399	18,242
Stock compensation	3,317	1,692
Other	2,179	766

Total deferred tax assets	36,395	32,103
Less valuation allowance	(13,744)	(13,899)

Deferred tax assets, net of valuation allowance	$22,651	$18,204

Deferred tax liabilities:
Capitalized software development costs	$950	$682
Intangibles	1,372	1,345
State income taxes	2,397	1,555
Unrecognized capital gain	1,039	940
Other	1,950	241

Total deferred tax liabilities	7,708	4,763

Total net deferred tax asset	$14,943	$13,441

Current portion of deferred tax asset, net	7,262	2,941
Non-current portion of deferred tax asset, net	7,681	10,500

Total net deferred tax asset	$14,943	$13,441

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that certain tax benefits associated with previously reserved net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, the Company recorded a tax benefit of $10.5 million during the year ended January 31, 2006, resulting from the reduction of previously recorded valuation allowances against net deferred tax assets. The Company continues to evaluate the realizability of its net deferred tax assets and the need to record a valuation allowance. At January 31, 2008 and 2007, the valuation allowance attributable to deferred tax assets was $13.7 million and $13.9 million, respectively.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INCOME TAXES (Continued)
As a result of SFAS 123R, deferred tax assets at January 31, 2008 and 2007 do not include $1.3 million and $0.7 million, respectively, of excess tax benefits from employee stock exercises that are a component of research and development credits and net operating loss carryovers. Equity will be increased by $1.3 million if and when such excess tax benefits are ultimately realized.
The Company has net operating loss carryforwards of $56 million and tax credit carryforwards of $7.2 million as of January 31, 2008. The foreign net operating loss carryforwards of $56 million expire from fiscal year 2009 to unlimited carryover. The U.S. federal and state tax credit carryforwards of $7.2 million expire at various expiration dates beginning in fiscal 2012 for federal and unlimited carryover for state.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective February 1, 2007, the beginning of its fiscal year ending January 31, 2008. As a result of the adoption of FIN 48, the Company decreased its reserves for uncertain tax positions by $0.7 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Income as income tax expense. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term in the Company’s Consolidated Balance Sheets unless the liability is expected to conclude within twelve months of the reporting date.
The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

Gross Amount
(in thousands)

Unrecognized tax benefits at February 1, 2007	$2,409
Increases as a result of tax positions taken in a prior period	4
Decreases as a result of tax positions taken in a prior period	(68)

Unrecognized tax benefit at January 31, 2008	$2,345

All of the unrecognized tax benefits included in the balance sheet at January 31, 2008 would benefit the effective tax rate on income from continuing operations, if recognized.
The total amount of interest expense recognized in the Consolidated Statements of Income for unpaid taxes is immaterial for the year ended January 31, 2008. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 31, 2008 is $0.2 million.
Due to potential settlements with foreign tax authorities in the next twelve months related to withholding and certain deductions, an estimated $0.3 million of gross unrecognized tax benefits may be recognized during the next twelve month period.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction due to different statute of limitation expiration dates. The federal and the major state jurisdictions in the U.S. will remain subject to examination for the fiscal years ended 2002 and later by their respective tax authorities. In Ireland, the fiscal years ended 1999 and later remain subject to examination by the tax authorities. In the other significant foreign jurisdictions, the fiscal years ended 2002 through 2004 and thereafter generally remain subject to examination by their respective tax authorities.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible contribution. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal 2008, 2007 and 2006 were $1.2 million, $1.0 million and $0.9 million, respectively.
Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 5% to 50%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $2.7 million, $2.2 million and $1.8 million during fiscal 2008, 2007 and 2006, respectively.
9. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense was $7.8 million for fiscal 2008, $7.4 million for fiscal 2007 and $6.9 million for fiscal 2006. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2008 are as follows: $8.6 million in fiscal 2009; $5.6 million in fiscal 2010; $3.4 million in fiscal 2011; $2.4 million in fiscal 2012; $1.5 million in fiscal 2013 and $3.5 million in total thereafter. Future minimum rentals to be received under non-cancelable subleases with terms more than one year as of January 31, 2008 are equal to $1.4 million.
Exit Costs
In fiscal 2005, in connection with the move from leased office space to its new headquarters in Santa Barbara, California, the Company entered into a sublease agreement for approximately 60% of the previously leased office space in Carpinteria, California. In fiscal 2006, the Company vacated the remaining leased office space for which a sublease agreement could not be secured.
In fiscal 2008, the sublease agreement with the original tenant was terminated and the Company entered into a sublease agreement with a new tenant for the entire leased office space. These activities resulted in exit costs, primarily due to declines in fair market value of estimated sublease income, of $0.1 million, $0.7 million and $1.1 million in fiscal 2008, 2007 and 2006, respectively.
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
10. BUSINESS SEGMENT INFORMATION
The Company operates in geographic business segments. The North America region includes the United States, Canada and Trinidad. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.
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
Property and equipment, net and capital expenditures are assigned by geographic region based on the location of each legal entity. This is in contrast to depreciation and amortization expense, which is allocated both to corporate and the geographic regions based on management’s assignment of costs.
As the Company’s headquarters are located in the United States, a significant amount of corporate property and equipment are assigned to the North America region. Capital expenditures within the North America region included $2.1 million in fiscal 2006, related to the construction of and building improvements for the Company headquarters.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. BUSINESS SEGMENT INFORMATION (Continued)

	Years Ended January 31,
	2008	2007	2006
	(in thousands)
Revenue:
North America (1)	$115,924	$101,983	$94,127
EMEA	82,551	78,641	76,287
Asia Pacific	45,977	38,500	40,232
Latin America	18,295	16,463	14,848

	$262,747	$235,587	$225,494

Operating income (loss):
North America	$17,011	$18,974	$16,760
EMEA	2,592	65	(224)
Asia Pacific	2,714	2,588	2,428
Latin America	295	(519)	(496)
Corporate	(17,024)	(12,971)	(2,843)

	$5,588	$8,137	$15,625

Depreciation and amortization:
North America	$574	$486	$500
EMEA	1,081	2,017	1,351
Asia Pacific	521	874	648
Latin America	201	390	412
Corporate	7,040	4,493	4,469

	$9,417	$8,260	$7,380

Capital expenditures:
North America	$3,377	$2,880	$4,935
EMEA	1,141	784	815
Asia Pacific	396	816	1,260
Latin America	251	151	215

	$5,165	$4,631	$7,225

	January 31,
	2008	2007
	(in thousands)
Property and equipment, net:
North America	$34,682	$34,910
EMEA	6,082	5,458
Asia Pacific	1,247	1,706
Latin America	439	322

	$42,450	$42,396

(1)	North America revenue includes sales into Canada and Trinidad, which in total accounted for 3% of total revenue in both fiscal years 2008 and 2007 and 4% in fiscal year 2006.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION
Stock Plans
On June 7, 2006, the shareholders approved the QAD Inc. 2006 Stock Incentive Program (2006 Program). The 2006 Program replaces the QAD 1997 Stock Incentive Program (1997 Program). Concurrently, the shareholders authorized a maximum of 5.3 million shares to be issued under the 2006 Program – 4 million newly authorized shares and 1.3 million shares previously authorized for use in the 1997 Program. The 2006 Program allows for incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (SARs), and other stock rights. As of January 31, 2008, 2.4 million shares were available for issuance.
After the 2006 Program was adopted in June 2006, the Company began issuing the majority of equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. In addition, the dilution effect of SARs on the Company’s stock is less than traditional stock options. Stock compensation expense, as required under SFAS 123R, is the same for stock-settled SARs and stock options. In the second quarter of fiscal 2008, the Company also began issuing restricted stock units (RSUs) to board members and select executives.
At January 31, 2008, there were 3.1 million non-statutory stock options outstanding under the 1997 Program. Effective with the adoption of the 2006 Program, no further awards were granted using the 1997 Program. The 1997 Program replaced the QAD Inc. 1994 Stock Incentive Program (the 1994 Program). At January 31, 2007, there were 80,000 non-statutory stock options outstanding under the 1994 Program. No action was taken on these non-statutory stock options and they expired on February 1, 2007.
Under the 1997 Program and the 2006 Program, non-statutory stock options and SARs (equity awards) have generally been granted for a term of eight years. Under the 1994 Program, non-statutory stock options were generally granted for a term of ten years. Under all three programs, equity awards granted to employees generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. RSUs granted to employees under the 2006 Program vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. Under the 2006 Program and 1997 Program, equity awards of non-statutory stock options and SARs to non-employee directors generally vest over three years and are contingent upon providing services to the Company.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)
Stock Based Compensation
On February 1, 2006, the Company adopted SFAS 123R “Share-Based Payment”, which requires recognition of stock-based compensation expense for all equity awards using the fair-value measurement method.
The following table sets forth, for the periods indicated, reported stock compensation expense for the years ended January 31, 2008, 2007 and 2006.

	Years Ended January 31,
	2008	2007	2006
	(in thousands)
Stock-based compensation expense:

Cost of maintenance, service and other revenue	$1,104	$990	$110
Sales and marketing	1,458	1,290	—
Research and development	861	918	—
General and administrative	2,783	2,263	98

Total stock-based compensation expense	$6,206	$5,461	$208

Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. As presented below, the Company applied the disclosure provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” as if the fair value method had been applied. If this method had been used, the Company’s net income and earnings per share for the year ended January 31, 2006 would have been adjusted to the pro forma amounts below (in thousands except per share data):

Year Ended January 31, 2006
Net income as reported	$20,539
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	130
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,277

Pro forma net income	$17,392

Net income per share:

As reported:
Basic	$0.63
Diluted	0.61

Pro forma:
Basic	$0.53
Diluted	0.52
In accordance with SFAS 123R, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows, rather than as cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. There were $0.2 million excess tax benefits recorded for equity awards exercised in the year ended January 31, 2008 and no such benefits in the year ended January 31, 2007, as those tax benefits were not realized as a reduction to income taxes payable.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)
The weighted average assumptions used to value the option grants, SARs and the employee stock purchase plan (ESPP) are shown in the following table. As the ESPP was terminated effective January 1, 2006, no data is provided for the years ended January 31, 2007 and January 31, 2008.

	Years Ended January 31,
	2008		2007		2006
	Stock		Stock
	Options		Options		Stock
	/SARs	ESPP	/SARs	ESPP	Options	ESPP
Expected life in years (1)	5.25	—	5.22	—	5.00	0.25
Risk free interest rate (2)	4.58%	—	4.93%	—	4.24%	3.68%
Volatility (3)	59%	—	71%	—	81%	32%
Dividend rate (4)	1.05%	—	1.30%	—	1.28%	1.28%

(1)	The expected life of options and SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the equity awards in effect at the time of grant.

(3)
The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the equity award.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.
The following table summarizes the activity for outstanding options and SARs for the twelve months ended January 31, 2008:

		Weighted	Weighted
		Average	Average
	Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic Value
	(in thousands)	Share	Term (years)	(in thousands)
Outstanding at January 31, 2007	5,634	$7.38	5.4	$7,472
Granted	1,141	9.14
Exercised	(709)	4.26
Expired	(179)	11.10
Forfeited	(259)	8.04

Outstanding at January 31, 2008	5,628	$7.98	5.4	$7,273

Vested and expected to vest at January 31, 2008 (1)	5,003	$7.95	5.3	$6,707

Vested and exercisable at January 31, 2008	2,540	$7.60	4.2	$4,661

(1)	The expected to vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2008 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on January 31, 2008. The total intrinsic value of options and SARs exercised in the years ended January 31, 2008, 2007 and 2006 was $3.3 million, $2.7 million and $2.9 million respectively. The weighted average grant date fair value per share of options/SARs granted in the years ended January 31, 2008, 2007 and 2006 was $4.65, $4.12 and $4.85, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK-BASED COMPENSATION (Continued)
The estimated fair value of the RSUs was calculated based on the market price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period. During the twelve months ended January 31, 2008, 334,000 RSUs were issued with a weighted average grant date fair value of $8.17 per share and as of January 31, 2008, all 334,000 RSUs remain outstanding.
At January 31, 2008, there was approximately $8.9 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. Total unrecognized compensation cost related to RSUs and restricted stock awards was approximately $2.3 million as of January 31, 2008. This cost is expected to be recognized over a period of approximately 3.0 years.
Net cash received from option and SARs exercises for the year ended January 31, 2008 was $2.9 million.
12. STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
On September 6, 2007, the Company’s Board of Directors approved a stock repurchase program which authorized management to purchase up to one million shares of the Company’s common stock over the course of one year. This program is currently open at January 31, 2008.
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
Stock Repurchase Activity
In fiscal 2008, the Company repurchased approximately 2.2 million shares at an average price of $8.37 per share, including fees, for total consideration of $18.7 million. Of the 2.2 million shares repurchased in fiscal 2008, one million shares were repurchased in a single privately negotiated transaction.
In fiscal 2007, the Company repurchased approximately 794,000 shares of its common stock at an average repurchase price of $7.56 per share for total cash consideration of $6.0 million, including fees.
In fiscal 2006, the Company purchased from Recovery Equity Investors II, L.P. (“REI”), a Delaware limited partnership, 2 million shares of the Company’s common stock for $7.40 per share for a total purchase price of $14.8 million. Prior to the transaction, REI owned 3,002,778 shares of the company’s common stock.
13. OTHER (INCOME) EXPENSE, NET
In fiscal 2006, the Company received a payment related to a dispute of $0.5 million from an insurance company that represented a former QAD country manager. In return for the payment, the Company dropped all claims against the former country manager and certain third-parties. The dispute is related to activities in 1997 in a location outside of the United States. The payment is included in “Other (income) expense, net” in the Company’s fiscal 2006 Consolidated Statement of Income.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. QUARTERLY INFORMATION (Unaudited)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31(1),(2)
	(in thousands, except per share data)

Fiscal 2008
Total revenue	$56,644	$64,197	$66,608	$75,298
Gross profit	31,862	37,345	38,494	44,180
Operating income (loss)	(3,012)	726	3,156	4,718
Net income (loss)	(1,892)	544	1,516	5,248
Basic net income (loss) per share	$(0.06)	$0.02	$0.05	$0.17
Diluted net income (loss) per share	(0.06)	0.02	0.05	0.16
Fiscal 2007
Total revenue	$53,407	$58,367	$57,324	$66,489
Gross profit	31,802	35,422	34,161	40,655
Operating income	389	1,240	1,264	5,244
Net income	1,409	1,120	947	3,800
Basic net income per share	$0.04	$0.03	$0.03	$0.12
Diluted net income per share	0.04	0.03	0.03	0.12

(1)	During the quarter ended January 31, 2008, the Company recorded adjustments related to its transfer pricing arrangements related to each of the prior three quarters in an amount totaling $0.3 million, which together with certain of the revision adjustments described in Note 1, netted to $0.2 million, net of tax, in out of period impact to the quarter ended January 31, 2008. The impact to each of the quarters in fiscal 2008 was not considered material.

(2)	In accordance with Staff Accounting Bulletin No. 108, GAAP results for the quarter ended January 31, 2007 have been revised from previously reported amounts. The impact of the revisions resulted in a reduction to net income of $0.4 million and a reduction to diluted EPS of $0.01.

SCHEDULE II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged			Impact of
	Balance at	(Credited) to			Foreign	Balance at
	Beginning of	Statements of			Currency	End of
	Period	Income	Deletions	Acquisitions	Translation	Period
Year ended January 31, 2006
Allowance for doubtful accounts	$1,093	$441	$(423)	$—	$25	$1,136
Allowance for sales adjustments	2,589	(77)	(561)	—	29	1,980

Total allowances	$3,682	$364	$(984)	$—	$54	$3,116

Year ended January 31, 2007
Allowance for doubtful accounts	1,136	365	(250)	—	1	1,252
Allowance for sales adjustments	1,980	264	(239)	520	26	2,551

Total allowances	$3,116	$629	$(489)	$520	$27	$3,803

Year ended January 31, 2008
Allowance for doubtful accounts	1,252	249	(160)	—	(53)	1,288
Allowance for sales adjustments	2,551	441	(484)	—	(139)	2,369

Total allowances	$3,803	$690	$(644)	$—	$(192)	$3,657

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2008.

QAD Inc.
By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker Pamela M. Lopker	Chairman of the Board, President	April 15, 2008
/s/ Karl F. Lopker Karl F. Lopker	Director, Chief Executive Officer (Principal Executive Officer)	April 15, 2008
/s/ Daniel Lender Daniel Lender	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 15, 2008
/s/ Kara Bellamy Kara Bellamy	Vice President, Corporate Controller (Chief Accounting Officer)	April, 15, 2008
/s/ Scott Adelson Scott Adelson	Director	April 15, 2008
/s/ Terry Cunningham Terry Cunningham	Director	April 15, 2008
/s/ Peter R. van Cuylenburg Peter R. van Cuylenburg	Director	April 15, 2008
/s/ Tom O’Malia Tom O’Malia	Director	April 15, 2008
/s/ Lee Roberts Lee Roberts	Director	April 15, 2008

INDEX OF EXHIBITS

EXHIBIT
NUMBER	EXHIBIT TITLE
3.1	Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on June 19, 1997(1)

3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on July 29, 2005(22)

3.4	Bylaws of the Registrant(1)

4.1	Specimen Stock Certificate(1)

10.1	QAD Inc. 1994 Stock Ownership Program(1)

10.2	QAD Inc. 1997 Stock Incentive Program(1)

10.3	Form of Indemnification Agreement with Directors and Executive Officers(1)

10.4	Master License Agreement between the Registrant and Progress software Corporation dated June 30, 1995(1)†

10.5	Lease Agreement between the Registrant and Matco Enterprises, Inc. for Suites I, K and L located at 5464 Carpinteria Ave., Carpinteria, California dated November 30, 1992(1)

10.6	First Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites C and H located at 5464 Carpinteria Ave., Carpinteria, California dated September 9, 1993(1)

10.7	Second Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite J located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)

10.8	Third Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suites B and C located at 5464 Carpinteria Ave., Carpinteria, California dated January 14, 1994(1)

10.9	Fourth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. for Suite H located at 5464 Carpinteria Ave., Carpinteria, California dated February 15, 1994(1)

10.10	Fifth Amendment to Office Lease between the Registrant and Matco Enterprises, Inc. or Suites G and E located at 5464 Carpinteria Ave., Carpinteria, California dated September 12, 1994(1)

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

EXHIBIT
NUMBER	EXHIBIT TITLE
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

10.30	Stock Purchase Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)

10.31	Registration Rights Agreement between the Registrant and Recovery Equity Investors II, L.P. dated December 23, 1999(5)

10.32	Stock Purchase Agreement between the Registrant and Enterprise Engines, Inc. dated December 15, 1999(5)

10.33	Non-Competition Agreement between the Registrant and David A. Taylor and Enterprise Engines, Inc. dated December 15, 1999(5)

10.34	Ninth Amendment to office lease between the Registrant and Matco Enterprises, Inc. for Suites G an E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 23, 1999(5)

10.35	Third Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)

10.36	Fourth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)

10.37	Fifth Amendment to Credit Agreement between QAD Inc. and Bank One, NA(6)

EXHIBIT
NUMBER	EXHIBIT TITLE
10.38	Tenth Amendment to the office lease between the Registrant and MATCO Enterprises, Inc. for Suites G and E located at 5464 Carpinteria Avenue, Carpinteria, California dated August 1, 2000(7)

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

10.54	Agreement for Landscaping and Improvements between the Registrant and the County of Santa Barbara dated November 1, 2002(15)

10.55	Construction Loan Agreement between the Registrant and Santa Barbara Bank & Trust dated November 18, 2002(15)

10.56	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation dated March 18, 2003(15)

10.57	Amendment to the Loan and Security Agreement between the Registrant and Foothill Capital Corporation effective as of April 29, 2003(16)

10.58	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 28, 2004(17)

10.59	Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004(18)

EXHIBIT
NUMBER	EXHIBIT TITLE
10.60	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of October 31, 2004(19)

10.61	Sublease agreement between the Registrant and Somera Communications Inc. dated November 29, 2004(19)

10.62	Amendment to the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of March 21, 2005(19)

10.63	Loan Agreement between the registrant and Comerica Bank effective as of April 7, 2005(19)

10.64	Termination letter of the Loan and Security Agreement between the Registrant and Wells Fargo Foothill, Inc. effective as of April 6, 2005(19)

10.65	First Amendment to the loan agreement between the Registrant and Comerica Bank effective as of May 9, 2005(20)

10.66	Agreement on the sale of a business between the Registrant and NV Soft Cell dated March 20, 2006(21)

10.67	Lease Agreement between the Registrant and Brandywine Operating Partnership, L.P. dated April 4, 2006(21)

10.68	QAD Inc. 2006 Stock Incentive Program(23)

10.69	Technical Services Agreement between the Registrant and Vincent P. Niedzielski effective March 12, 2007(24)

10.70	Settlement and Release Agreement between the Registrant and Vincent P. Niedzielski dated March 14, 2007(24)

10.71	Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2008

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441)

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 1999 filed April 30, 1999 (Commission File No. 0-22823)

(3)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 1999 filed June 14, 1999 (Commission No. 0-22823)

(4)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 1999 filed September 14, 1999 (Commission No. 0-22823)

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000 (Commission No. 0-22823)

(6)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2000 filed June 13, 2000 (Commission No. 0-22823)

(7)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2000 filed December 15, 2000 (Commission No. 0-22823)

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2001 (Commission No. 0-22823)

(9)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2001 filed June 14, 2001 (Commission No. 0-22823)

(10)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October, 31, 2001 filed December 14, 2001 (Commission No. 0-22823)

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002 (Commission No. 0-22823)

(12)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 2002 filed September 15, 2002 (Commission No. 0-22823)

(13)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended October 31, 2002 filed December 14, 2002 (Commission No. 0-22823)

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 27, 2002 (Commission No. 0-22823)

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003 (Commission No. 0-22823)

(16)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2003 (Commission No. 0-22823)

(17)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2004 (Commission No. 0-22823)

(18)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 2004 (Commission No. 0-22823)

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2005 (Commission No. 0-22823)

(20)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2005 (Commission No. 0-22823)

(21)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended April 30, 2006 (Commission No. 0-22823)

(22)	Incorporated by reference to the Registrant’s Quarterly Report for the quarter ended July 31, 2006 (Commission No. 0-22823)

(23)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-137417)

(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2007 (Commission No. 0-22823)

(†)	Certain portions of exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.