Form 10-Q
period 2008-04-30
QAD INC
filed 2008-06-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of the issuer’s common stock as of June 1, 2008 was 30,579,967.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2008	2008
Assets
Current assets:
Cash and equivalents	$45,841	$45,613
Marketable securities	228	—
Accounts receivable, net	58,852	83,027
Other current assets	24,437	22,742

Total current assets	129,358	151,382

Property and equipment, net	42,914	42,450
Capitalized software costs, net	8,275	8,783
Goodwill	23,427	22,591
Other assets, net	12,212	10,687

Total assets	$216,186	$235,893

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$272	$274
Accounts payable	7,700	12,249
Deferred revenue	82,143	89,349
Other current liabilities	33,887	40,664

Total current liabilities	124,002	142,536

Long-term debt	16,929	16,998
Other liabilities	4,181	3,764

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,349,867 and 35,347,367 shares at April 30, 2008 and January 31, 2008, respectively	35	35
Additional paid-in capital	137,006	135,362
Treasury stock, at cost (4,797,835 and 4,596,476 shares at April 30, 2008 and January 31, 2008, respectively)	(38,094)	(36,336)
Accumulated deficit	(23,320)	(21,596)
Accumulated other comprehensive loss	(4,553)	(4,870)

Total stockholders’ equity	71,074	72,595

Total liabilities and stockholders’ equity	$216,186	$235,893

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30,
	2008	2007

Revenue:
License fees	$11,961	$10,197
Maintenance and other	34,159	31,037
Services	20,718	15,410

Total revenue	66,838	56,644

Costs and expenses:
Cost of license fees	2,288	1,863
Cost of maintenance, service and other revenue	27,689	22,919
Sales and marketing	18,249	16,093
Research and development	11,074	10,443
General and administrative	8,323	8,127
Amortization of intangibles from acquisitions	178	211

Total costs and expenses	67,801	59,656

Operating loss	(963)	(3,012)

Other expense (income):
Interest income	(385)	(585)
Interest expense	316	319
Other expense (income), net	342	(76)

Total other expense (income)	273	(342)

Loss before income taxes	(1,236)	(2,670)
Income tax benefit	(506)	(778)

Net loss	$(730)	$(1,892)

Basic net loss per share	$(0.02)	$(0.06)

Diluted net loss per share	$(0.02)	$(0.06)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(730)	$(1,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,659	2,185
Provision for doubtful accounts and sales adjustments	(159)	243
Gain on disposal of property and equipment	—	(56)
Stock compensation expense	1,604	1,477
Other, net	(77)	(120)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	25,206	13,716
Other assets	(2,035)	265
Accounts payable	(2,698)	(3,289)
Deferred revenue	(8,660)	(4,091)
Other liabilities	(7,300)	(6,652)

Net cash provided by operating activities	7,810	1,786
Cash flows from investing activities:
Purchase of property and equipment	(1,579)	(1,209)
Capitalized software costs	(326)	(447)
Acquisition of businesses, net of cash acquired	(2,350)	(861)
Proceeds from sale of property and equipment	—	57

Net cash used in investing activities	(4,255)	(2,460)
Cash flows from financing activities:
Repayments of debt	(71)	(61)
Proceeds from issuance of common stock	232	1,433
Changes in cash overdraft	(856)	(423)
Dividends paid	(769)	(811)
Repurchase of common stock	(2,219)	—

Net cash (used in) provided by financing activities	(3,683)	138

Effect of exchange rates on cash and equivalents	356	1,807

Net increase in cash and equivalents	228	1,271

Cash and equivalents at beginning of period	45,613	54,192

Cash and equivalents at end of period	$45,841	$55,463

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2008 of QAD Inc. (QAD or the Company). The results of operations for the three months ended April 30, 2008 are not necessarily indicative of the results to be expected for the year ending January 31, 2009.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Determination of the Useful Life of Intangible Assets
In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this FSP will have on its financial position, results of operations or cash flows.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. COMPUTATION OF NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	April 30,
	2008	2007
	(in thousands, except per share data)

Net loss	$(730)	$(1,892)

Weighted average shares of common stock outstanding — basic	30,678	32,426

Weighted average shares of common stock equivalents issued using the treasury stock method	—	—

Weighted average shares of common stock and common stock equivalents outstanding — diluted	30,678	32,426

Basic net loss per share	$(0.02)	$(0.06)

Diluted net loss per share	$(0.02)	$(0.06)

Common stock equivalent shares consist of the shares issuable upon the vesting of restricted stock units (RSUs) and the exercise of stock options and stock-settled stock appreciation rights (SARs) using the treasury stock method. For the three months ended April 30, 2008 and 2007, shares of common stock equivalents of approximately 3.1 million and 4.1 million, respectively, were not included in the diluted calculation because they were anti-dilutive.
4. COMPREHENSIVE LOSS
Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

	Three Months Ended
	April 30,
	2008	2007
	(in thousands)

Net loss	$(730)	$(1,892)
Foreign currency translation adjustments	317	1,348

Comprehensive loss	$(413)	$(544)

5. FAIR VALUE MEASUREMENTS
Effective February 1, 2008, the Company adopted SFAS 157 “Fair Value Measurements” (SFAS 157), except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. FAIR VALUE MEASUREMENTS (Continued)
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
In accordance with SFAS 157, the Company measures its cash equivalents at fair value. Cash equivalents are classified within Level 1. This is because cash equivalents are valued primarily using quoted market prices. In the first quarter of fiscal 2009, the Company acquired auction rate securities. The main form of liquidity for auction rate securities has been weekly auctions. However, these auctions have not been successful in recent times. Without a liquid market for these securities and similar securities they were valued within the Level 3 value hierarchy. The Company has formed its own opinion on the condition of the securities based on information regarding the quality of the security, the quality of the collateral and consultations with an independent market participant who provided recent pricing for similar securities. A fair value was determined based on consideration by the Company of the above factors.
Assets measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	April 30,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Cash Equivalents:
Money market mutual funds	$29,259	$29,259	$—	$—
Marketable Securities:
Auction rate preferred securities	228	—	—	228

Total	$29,487	$29,259	$—	$228

The following table presents the assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at April 30, 2008 (unaudited, in thousands):

(Level 3)

Balance at January 31, 2008	$—
Marketable securities	228

Balance at April 30, 2008	$228

Effective February 1, 2008, the Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. The Company did not elect such option for its financial instruments and liabilities.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. BUSINESS COMBINATIONS
FullTilt
On April 28, 2008, the Company acquired certain assets of FullTilt Solutions, Inc. (FullTilt), in a transaction that constitutes a business combination. FullTilt is a provider of enterprise product information management software solutions. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth which supports the premium paid over the fair market value of individual assets. The total purchase price at April 30, 2008, including acquisition expenses, was $1.2 million. Net tangible assets acquired were $0.3 million. The allocation of the total purchase price among intangible assets and in process research and development has not been completed. The unallocated purchase price of $0.9 million is included in long-term assets in the Condensed Consolidated Balance Sheet as of April 30, 2008 pending final valuation. Any resulting goodwill will be allocated evenly among the North America and EMEA reporting units, where the Company’s two main product fulfillment centers are located.
Thailand Minority Interest
The Thailand minority shareholders exercised their put option in April, 2007 to sell their shares, representing 25% ownership in the Thailand subsidiary, at fair value to the Company. Goodwill related to the transaction was $0.7 million. During the first quarter of fiscal 2009, the execution of the put was finalized and $1.2 million was paid to the minority shareholders.
7. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at April 30, 2008 and January 31, 2008 were as follows:

	April 30,	January 31,
	2008	2008
	(in thousands)

Capitalized software costs:
Acquired software technology	$9,102	$8,884
Capitalized software development costs	3,436	3,103

	12,538	11,987
Accumulated amortization	(4,263)	(3,204)

Capitalized software costs, net	$8,275	$8,783

The acquired software technology costs primarily relate to technology purchased from our fiscal 2007 acquisitions of Precision and Soft Cell. In addition to the acquired software technology, the Company has capitalized internally developed software costs related to the Soft Cell technology and costs related to translations and localizations of QAD Enterprise Applications.
Amortization of capitalized software costs was $1.0 million for the three months ended April 30, 2008 and $0.5 million for the three months ended April 30, 2007. Capitalized software is amortized over the product’s estimated useful life, which is typically three years. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expenses related to capitalized software costs for the years ended January 31, 2009, 2010, 2011 and 2012 are $3.1 million, $3.5 million, $1.6 million and $0.1 million, respectively.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the three months ended April 30, 2008, by reporting unit, were as follows (reporting unit regions are defined in note 14 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North		Asia	Latin
	America	EMEA	Pacific	America	Total
	(in thousands)

Balances, January 31, 2008	$4,133	$16,650	$991	$817	$22,591

Impact of foreign currency translation	—	822	(12)	26	836

Balances, April 30, 2008	$4,133	$17,472	$979	$843	$23,427

The Company is required to analyze goodwill for impairment on at least an annual basis. Impairment is determined by estimating the fair value of the Company’s reporting units and comparing that value to the net carrying value (or book value). The Company has chosen the fourth quarter of its fiscal year as its annual test period. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2008 and determined that goodwill was not impaired.
Intangible Assets

	April 30,	January 31,
	2008	2008
	(in thousands)

Amortizable intangible assets
Customer relationships	$1,567	$1,528
Trade name	593	565
Covenant not to compete	185	185

	2,345	2,278

Less: accumulated amortization	(1,340)	(1,130)

Net amortizable intangible assets	$1,005	$1,148

Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of April 30, 2008 and January 31, 2008, all of the Company’s intangible assets, excluding goodwill, were determined to have definite useful lives and were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.2 million for both the three months ended April 30, 2008 and 2007. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2009 and 2010 is $0.5 million and $0.5 million, respectively. No additional amortization of these assets is estimated in fiscal 2011 and thereafter.
9. DEBT

	April 30,	January 31,
	2008	2008
	(in thousands)
Total debt
Notes payable	$17,183	$17,245
Capital lease obligations	18	27

	17,201	17,272
Less current maturities	(272)	(274)

Long-term debt	$16,929	$16,998

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. DEBT (Continued)
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
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provided for a three-year commitment. In April 2008, the agreement terminated. Effective April 10, 2008, the Company entered into a new unsecured loan agreement with Bank of America N.A. The agreement provides a three-year commitment for a $20 million line of credit (the Facility). The Company will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the 12-month trailing EBITDA.
The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At April 30, 2008, a prime rate borrowing would have had an effective rate of 3.55% and a 30-day LIBOR borrowing would have had an effective rate of approximately 4.75%.
As of April 30, 2008, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.
10. INCOME TAXES
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) at the beginning of the fiscal year ended January 31, 2008. The total amount of gross unrecognized tax benefits as of the period ended April 30, 2008 was $2.3 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within 12 months of the reporting date. The Company reasonably expects that the unrecognized long-term tax liabilities will not materially change during the next 12 months.
The Company’s policy is to include interest and penalties related to unrecognized tax contingencies within the provision for taxes on the Condensed Consolidated Statements of Operations. Upon adoption of FIN 48, the Company accrued approximately $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits. No other material adjustments have been made since adoption.
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in the United Kingdom and India for the fiscal year ended 2006 and by the California Franchise Tax Board for the fiscal years ended 2004 and 2005.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11. STOCK-BASED COMPENSATION
On February 1, 2006, the Company adopted SFAS 123R “Share-Based Payment” (SFAS 123R), which requires recognition of stock-based compensation expense for all equity awards using the fair-value measurement method. The Company’s equity awards consist of options, stock-settled SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 11 “Stock-Based Compensation”, in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2008.
The following table sets forth reported stock compensation expense for the quarters ended April 30, 2008 and 2007.

	Three Months Ended April 30,
	2008	2007
	(in thousands)
Stock-based compensation expense:

Cost of maintenance, service and other revenue	$293	$248
Sales and marketing	387	351
Research and development	244	221
General and administrative	680	657

Total stock-based compensation expense	$1,604	$1,477

Net cash received from options exercises for the three months ended April 30, 2008 was $0.2 million. In accordance with SFAS 123R, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as cash flow from operating activities, as was prescribed under accounting rules applicable prior to adoption of SFAS 123R. There were no excess tax benefits recorded for equity awards exercised in the three months ended April 30, 2008 and 2007.
The weighted average assumptions used to value SARs are shown in the following table.

	Three Months Ended April 30,
	2008	2007

Expected life in years (1)	5.25	5.25
Risk free interest rate (2)	3.10%	4.59%
Volatility (3)	51%	59%
Dividend rate (4)	1.23%	1.04%

(1)	The expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11. STOCK-BASED COMPENSATION (Continued)
The following table summarizes the activity for outstanding options and SARs for the three months ended April 30, 2008:

		Weighted	Weighted
		Average	Average
	Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic Value
	(in thousands)	Share	Term (years)	(in thousands)

Outstanding at January 31, 2008	5,628	$7.98	5.4	$7,273
Granted	100	8.03
Exercised	(68)	3.77
Expired	(36)	13.57
Forfeited	(35)	8.13

Outstanding at April 30, 2008	5,589	$7.99	5.2	$2,912

Vested and expected to vest at April 30, 2008 (1)	5,312	$7.98	5.2	$2,872

Vested and exercisable at April 30, 2008	2,777	$7.90	4.3	$2,448

(1)	The expected to vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on April 30, 2008 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on April 30, 2008. The total intrinsic value of options and SARs exercised in the three months ended April 30, 2008 and 2007 was $0.3 million and $1.5 million, respectively. The weighted average grant date fair value per share of SARs granted in the three months ended April 30, 2008 and 2007 was $3.51 and $4.72, respectively. At April 30, 2008, there was approximately $7.8 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.
The estimated fair value of the RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.
The following table summarizes the activity for RSUs for the three months ended April 30, 2008:

		Weighted
		Average
	RSUs	Grant Date
	(in thousands)	Fair Value

Balance at January 31, 2008	334	$8.17
Granted	5	$7.44

Balance at April 30, 2008	339	$8.16

Total unrecognized compensation cost related to RSUs was approximately $2.2 million as of April 30, 2008. This cost is expected to be recognized over a period of approximately 3.2 years.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On September 6, 2007, the Company’s Board of Directors approved a stock repurchase program which authorized management to purchase up to one million shares of the Company’s common stock over the course of one year. As of January 31, 2008, 736,300 shares had been repurchased under the program at an average price of $8.75 per share, including fees. During the first quarter of fiscal 2009, the Company repurchased the remaining 263,700 shares authorized under the program at an average price of $8.42 per share, including fees, for total consideration of $2.2 million. This program was completed as of April 30, 2008.
13. COMMITMENTS AND CONTINGENCIES
Indemnifications
The Company sells software licenses and services to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including, but not limited to, certain time-based and geography-based scope limitations and a right to replace an infringing product.
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
14. BUSINESS SEGMENT INFORMATION
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. BUSINESS SEGMENT INFORMATION (Continued)
Operating income (loss) attributable to each business segment is based upon management’s assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by the Company’s manufacturing operations at the price charged to the distribution operation. Income from manufacturing operations and research and development costs are included in the corporate operating segment. Property and equipment, net, are assigned by geographic region based upon the location of each legal entity.

	Three Months Ended
	April 30,
	2008	2007
	(in thousands)
Revenue:
North America(1)	$28,302	$22,968
EMEA	21,355	19,863
Asia Pacific	12,133	10,031
Latin America	5,048	3,782

	$66,838	$56,644

Operating income (loss):
North America	$3,146	$2,338
EMEA	(285)	191
Asia Pacific	1,052	343
Latin America	243	(95)
Corporate	(5,119)	(5,789)

	$(963)	$(3,012)

	April 30,	January 31,
	2008	2008
	(in thousands)
Property and equipment, net:
North America	$34,735	$34,682
EMEA	6,422	6,082
Asia Pacific	1,273	1,247
Latin America	484	439

	$42,914	$42,450

(1)	Sales into Canada and Trinidad accounted for 3% of North America total revenue in the period ended April 30, 2008 and 4% for the period ended April 30, 2007.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission.
INTRODUCTION
The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2008, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
OVERVIEW
The Business
QAD Inc. was founded in 1979 and is a provider of enterprise software applications, professional services and application support that address the requirements of manufacturing companies. QAD Enterprise Applications includes modules formerly marketed as MFG/PRO and is QAD’s core product suite. QAD Enterprise Applications has been developed to address the needs of manufacturers in six principal industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. We develop our products and services through consultation with customers and partners, ensuring that we are knowledgeable of requirements in the markets we serve. A key focus for QAD is addressing the needs of global manufacturers, enabling them to implement software applications to run their businesses almost anywhere in the world and meet local requirements while maintaining control of their business as a whole.
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
License Revenue. Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method. When a license agreement includes one or more elements to be delivered at a future date, we recognize revenue in one of two ways. If vendor-specific objective evidence (VSOE) of the fair value of all undelivered elements exists, the revenue for the undelivered elements is deferred and the residual amount is allocated to the license revenue and recognized when the above criteria have been met. If VSOE for the fair value of the undelivered elements does not exist, revenue is deferred and recognized when VSOE for the fair value of the undelivered elements has been established or when delivery of all elements occurs. VSOE for the fair value is determined based on historical evidence of stand-alone sales of these elements to customers.
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
Services Revenue. Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts. At times our license and support arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software license revenues, because the arrangements qualify as service transactions as defined in SOP 97-2 and we have VSOE for the fair value of services. When the services are determined not to have been sold separately from our license and support arrangements, we allocate revenue to services based on the VSOE determined value of the services. Revenues for consulting services are generally recognized as the services are performed based on time and materials incurred during each reporting period. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is resolved.
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

Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized and provisions for sales adjustments are recorded against revenue. Provisions to the allowance for doubtful accounts relates to the customers’ inability to pay existing accounts receivable balances and are included in bad debt expense in general and administrative expenses. Actual results may differ from our estimates for a variety of reasons.
Goodwill and Intangible Assets. Goodwill and other intangible assets at April 30, 2008 were $23.4 million and $1.0 million, respectively, and accounted for 11% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “ Goodwill and Other Intangible Assets” (SFAS 142). The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
Goodwill is tested for impairment at least annually utilizing an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or the “market approach,” which utilizes financial and valuation ratios of publicly traded companies that are considered comparable to QAD to determine if our valuation ratios are a fair measure of QAD’s enterprise value. In assessing the recoverability of goodwill and intangible assets, we estimate future revenue and cash flow attributable to our reporting units and other factors in determining the fair value of our reporting units. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. For further discussion of goodwill, see note 8 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.
Other intangible assets are tested for impairment when, in our judgment, events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS 144. Other intangible assets arise from business combinations and consist of customer relationships, restrictive covenants related to employment agreements and trade names that are amortized, on a straight-line basis, over periods of up to five years. For further discussion of other intangible assets, see note 8 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.
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

Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At April 30, 2008, we had $21.9 million of deferred tax assets, net of valuation allowances, consisting of $34.1 million of gross deferred tax assets offset by valuation allowances of $12.2 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net decrease of valuation allowances recorded in the first quarter of fiscal 2009 of $1.5 million. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) in fiscal 2008. Under FIN 48, we recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is ultimately settled. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.
We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended
	April 30,
	2008	2007

Revenue:
License fees	18%	18%
Maintenance and other	51	55
Services	31	27

Total revenue	100	100
Costs and expenses:
Cost of license fees	3	3
Cost of maintenance, service and other revenue	42	41
Sales and marketing	27	28
Research and development	17	19
General and administrative	12	14
Amortization of intangibles from acquisitions	—	—

Total costs and expenses	101	105

Operating loss	(1)	(5)
Other expense (income)	1	—

Loss before income taxes	(2)	(5)
Income tax expense	(1)	(2)

Net loss	(1)%	(3)%

Total Revenue. Total revenue for the first quarter of fiscal 2009 was $66.8 million, an increase of $10.2 million, or 18%, from $56.6 million in the first quarter of fiscal 2008. Total revenue increased across all revenue categories. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2008, total revenue for the current quarter would have been approximately $64.3 million, or $7.7 million higher when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included higher revenue in all categories. Revenue outside the North America region as a percentage of total revenue was 58% in the first quarter of fiscal 2009, as compared to 59% in the same period of the prior fiscal year. Revenue increased across all regions during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The favorable currency impact of approximately $2.5 million for the first quarter related mainly to fluctuations in the Euro.
License Revenue. License revenue was $12.0 million for the first quarter of fiscal 2009, up $1.8 million, or 18%, from $10.2 million for the first quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2008, license revenue for the current quarter would have been approximately $11.6 million, representing a $1.4 million, or 14%, increase from the same period last year. We experienced increases in license revenue in all of our geographic regions. When comparing the current quarter ended April 30, 2008 to the same quarter in the previous year, discounts granted to customers for software licenses have remained consistent. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2009, two customers placed license orders totaling more than $300,000, of which one order exceeded $1 million. This compared to the fiscal 2008 first quarter in which four customers placed license orders totaling more than $300,000, none of which exceeded $1 million.
Maintenance and Other Revenue. Maintenance and other revenue was $34.2 million for the first quarter of fiscal 2009, representing an increase of $3.2 million, or 10%, from $31.0 million for the first quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2008, first quarter fiscal 2009 maintenance and other revenue would have been approximately $33.3 million, representing a $2.3 million, or 7%, increase when compared to the prior year. Maintenance and other revenue increased across all regions for the quarter ended April 30, 2008, when compared to the same period ended April 30, 2007.

We routinely measure our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate for the first quarter of both fiscal 2009 and 2008 was in excess of 90%.
Services Revenue. Services revenue was $20.7 million for the first quarter of fiscal 2009, representing an increase of $5.3 million, or 34%, when compared to the same period last year at $15.4 million. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2008, services revenue for the first quarter of fiscal 2009 would have been approximately $19.4 million, reflecting a $4.0 million, or 26%, increase from the same period last year. Services revenue increased across all our geographic regions period over period.
Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) for the first quarter was $30.0 million for fiscal 2009 and $24.8 million for fiscal 2008, and as a percentage of total revenue was 45% for the first quarter of fiscal 2009 and 44% for the first quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing during the first quarter of fiscal 2008, total cost of revenue for the first quarter of fiscal 2009 would have been approximately $3.6 million higher at $28.4 million and the cost of revenue percentage would have been 44%, reflecting the one percentage point impact of currencies on our margins. Changes in the cost of revenue as a percentage of total revenue were primarily due to changes in revenue mix as services revenues have lower margins in comparison to license and maintenance and other.
Sales and Marketing. Sales and marketing expense increased $2.1 million, or 13%, to $18.2 million for the first quarter of fiscal 2009 from $16.1 million in the comparable prior year period. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2008, current quarter expense would have increased approximately $1.3 million to $17.4 million when compared with the same period last year. The increase in sales and marketing expense was primarily due to higher personnel costs related to higher salaries of $0.6 million, higher bonuses of $0.3 million, higher commissions of $0.3 million and higher severance of $0.2 million.
Research and Development. Research and development expense, which is managed on a global basis, increased $0.7 million, or 7%, to $11.1 million for the first quarter of fiscal 2009, when compared to the same quarter last year at $10.4 million. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2008, current quarter expense would have been approximately $10.5 million, or $0.1 million higher than last year. Individual expenses within the research and development category remained fairly consistent period over period.
General and Administrative. General and administrative expense increased $0.2 million, or 2%, to $8.3 million for the first quarter of fiscal 2009 from the same quarter last year at $8.1 million. Holding exchange rates constant to those prevailing in the first quarter of fiscal 2008, current quarter expense would have been approximately $8.0 million, or $0.1 million lower than last year. When compared to the same period in the prior year, the decrease in professional fees primarily due to lower tax consulting fees was partially offset by an increase in personnel expense primarily related to benefits, salaries and payroll taxes.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was consistent period over period at $178,000 for the current quarter compared to $211,000 in the same quarter last year.
Other Expense (Income). Net other expense (income) was $0.3 million and $(0.3) million for the first quarter of fiscal 2009 and 2008, respectively. The $0.6 million unfavorable change primarily related to $0.4 million of unfavorable foreign exchange fluctuations. In addition, interest income decreased $0.2 million due to both lower cash balances and lower interest rates.
Income Tax Benefit. We recorded income tax benefits of $0.5 million and $0.8 million for the first three months of fiscal 2009 and 2008, respectively. Our income tax rate increased to 41% for the first quarter of fiscal 2009 from 29% for the first quarter of fiscal 2008. The higher income tax rate for the first three months of the current year is due to changes in tax rates in our foreign jurisdictions and the impact of those rate changes on our deferred tax assets. Developing our effective tax rate for the year requires us to make estimates and forecasts of the geographic mix of profits. These estimates and forecasts are subject to change based on actual results. Based on our current estimates, we expect that our full year effective tax rate will be approximately 35%. However, Congress has not enacted the research and development credit for the current tax year, therefore the benefit that we received in the prior year for this credit is not reflected in our current year effective rate.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Our principal sources of liquidity are cash flows generated from operations, and our cash and equivalents balances. Cash and equivalents were $45.8 million at April 30, 2008 and $45.6 million at January 31, 2008.
Working Capital
Our working capital was $5.4 million and $8.8 million as of April 30, 2008 and January 31, 2008, respectively. The $3.5 million decrease in working capital was primarily due to a $22.0 million decrease in current assets, partially offset by an $18.5 million decrease in current liabilities.
The $22.0 million decrease in current assets related to a $24.2 million decrease in accounts receivable, partially offset by a $1.7 million increase in other current assets, a $0.2 million increase in marketable securities and a $0.2 million increase in cash and equivalents. The decrease in accounts receivable related primarily to seasonal declines following high year-end renewal billings. Other current assets increased primarily due to higher income tax receivable and higher prepaid marketing expenses partially offset by lower deferred royalties. Cash and equivalents increased from $45.6 million at January 31, 2008 to $45.8 million as of April 30, 2008. The increase in cash and equivalents was mainly due to cash flow from operations and more specifically from cash collected from our accounts receivable balances outstanding as of January 31, 2008. Cashflow from operations was offset by payments made for stock repurchases, purchases of fixed assets, dividend payments and acquisition related payments made during the first quarter of fiscal 2009. For additional explanation of cash changes, see the “Cash Flows” section below.
Current liabilities declined $18.5 million due to a $7.2 million decrease in deferred revenue, a $6.8 million decrease in other current liabilities and a $4.5 million decrease in accounts payable. Deferred revenue decreased $7.2 million due to seasonal declines following high year-end maintenance renewal billings. The decrease in other current liabilities was primarily attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end commission, bonus and royalty liabilities.
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
DSO under the countback method was 90 days at April 30, 2008, compared to 58 days at January 31, 2008 and 92 days at April 30, 2007. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 79 days at April 30, 2008, compared to 99 days at January 31, 2008 and 87 days at April 30, 2007.

Cash Flows
The following is a summary of cash flows for the first three months of fiscal 2009 and 2008:
Operating Activities
Net cash provided by operating activities was $7.8 million and $1.8 million in the first quarter of fiscal 2009 and 2008, respectively. The increase from fiscal 2008 to 2009 related primarily to a larger decline in accounts receivable of $11.5 million primarily due to higher collections in fiscal 2009 and a decrease in net loss of $1.2 million. These changes which positively affected cash flow were partially offset by negative effects on cashflow related to deferred revenue of $4.6 million and other assets of $2.3 million. Other assets declined primarily due to changes in deferred tax assets.
Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2009 and 2008 was $4.3 million and $2.5 million, respectively. The first three months of fiscal 2009 and 2008 included property and equipment purchases of $1.6 million and $1.2 million, respectively. Both fiscal 2009 and 2008 purchases primarily related to computer equipment and software. During the first quarter of fiscal 2009, we made two acquisition-related payments totaling $2.4 million. On April 28, 2008, we acquired certain assets of FullTilt Solutions, Inc. for $1.2 million. In addition, we made a final payment of $1.2 million to buy out the minority interest shareholder in our Thailand subsidiary. In the same period in the prior year, we made additional progress payments of $0.9 million related to our fiscal 2007 acquisitions.
Financing Activities
Net cash (used in) provided by financing activities was $(3.7) million and $0.1 million for the first quarter of fiscal 2009 and 2008, respectively. The first quarter of fiscal year 2009 included repurchases of common stock for $2.2 million. Proceeds from the issuance of common stock, primarily related to the exercise of stock options was $0.2 million and $1.4 million in the first quarter of fiscal 2009 and 2008, respectively. In addition, $0.8 million in dividends were paid to owners of QAD common stock during each of the first quarters of fiscal 2009 and 2008. Changes to cash overdraft was a reduction of $0.9 million and $0.4 million in the first quarter of fiscal year 2009 and 2008, respectively.
We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs over the next twelve months.
Contractual Obligations
Credit Facility
Effective April 7, 2005, we entered into an unsecured loan agreement with Comerica Bank. The agreement provided a three-year commitment. In April 2008, the agreement terminated. Effective April 10, 2008, we entered into a new unsecured loan agreement with Bank of America, N.A. The agreement provides a three-year commitment for a $20 million line of credit (the Facility). We will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.
The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At April 30, 2008, a prime rate borrowing would have had an effective rate of 3.55% and a 30-day LIBOR borrowing would have had an effective rate of approximately 4.75%.

As of April 30, 2008, there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is a non-recourse loan, which is secured by real property located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014. A portion of these proceeds were used to repay our then-existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at April 30, 2008 was $17.2 million.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the three months ended April 30, 2008 and 2007, approximately 35% of our revenue was denominated in foreign currencies. Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for both the three months ended April 30, 2008 and 2007. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction losses totaled $0.4 million during the three months ended April 30, 2008 and was breakeven during the three months ended April 30, 2007. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.
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
We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2009 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2008 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal 2009.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is not party to any material legal proceedings. QAD is from time to time party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchase activity during the three months ended April 30, 2008 was as follows:

			Total Number
			of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number	Average	of Publicly	Purchased Under the
	of Shares	Price Paid	Announced	Plans
Period	Purchased	per Share	Plans or Programs	or Programs (1)

2/1/08 – 2/29/08	—	$—	—	263,700

3/1/08 – 3/31/08	64,600	$8.46	64,600	199,100

4/1/08 – 4/30/08	199,100	$8.40	199,100	—

(1)	In September 2007, the Board of Directors authorized an open market repurchase program for one year to buy up to one million shares of QAD common stock. As of January 31, 2008, 736,300 shares had been repurchased under the program. During the first quarter of fiscal 2009, 263,700 shares were repurchased and the program is completed as of April 30, 2008.
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

QAD Inc. (Registrant)
Date: June 9, 2008	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Vice President, Corporate Controller (Chief Accounting Officer)

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