Form 10-Q
period 2008-07-31
QAD INC
filed 2008-09-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of the issuer’s common stock as of August 31, 2008 was 30,680,147.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31,	January 31,
	2008	2008
Assets
Current assets:
Cash and equivalents	$43,189	$45,613
Marketable securities	228	—
Accounts receivable, net	56,836	83,027
Other current assets	24,993	22,742

Total current assets	125,246	151,382

Property and equipment, net	42,769	42,450
Capitalized software costs, net	7,794	8,783
Goodwill	23,807	22,591
Other assets, net	11,330	10,687

Total assets	$210,946	$235,893

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$267	$274
Accounts payable	7,064	12,249
Deferred revenue	75,063	89,349
Other current liabilities	37,053	40,664

Total current liabilities	119,447	142,536

Long-term debt	16,866	16,998
Other liabilities	3,972	3,764

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,350,481 and 35,347,367 shares at July 31, 2008 and January 31, 2008, respectively	35	35
Additional paid-in capital	138,064	135,362
Treasury stock, at cost (4,686,634 and 4,596,476 shares at July 31, 2008 and January 31, 2008, respectively)	(37,271)	(36,336)
Accumulated deficit	(25,597)	(21,596)
Accumulated other comprehensive loss	(4,570)	(4,870)

Total stockholders’ equity	70,661	72,595

Total liabilities and stockholders’ equity	$210,946	$235,893

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Revenue:
License fees	$11,432	$14,811	$23,393	$25,008
Maintenance and other	34,495	31,766	68,654	62,803
Services	23,586	17,620	44,304	33,030

Total revenue	69,513	64,197	136,351	120,841

Costs and expenses:
Cost of license fees	2,497	2,060	4,785	3,923
Cost of maintenance, service and other revenue	29,963	24,792	57,652	47,711
Sales and marketing	19,864	17,894	38,113	33,987
Research and development	11,297	9,946	22,371	20,389
General and administrative	8,597	8,582	16,920	16,709
Amortization of intangibles from acquisitions	197	197	375	408

Total costs and expenses	72,415	63,471	140,216	123,127

Operating (loss) income	(2,902)	726	(3,865)	(2,286)

Other expense (income):
Interest income	(462)	(578)	(847)	(1,163)
Interest expense	323	381	639	700
Other expense (income), net	94	1	436	(75)

Total other (income) expense	(45)	(196)	228	(538)

(Loss) income before income taxes	(2,857)	922	(4,093)	(1,748)
Income tax (benefit) expense	(1,424)	378	(1,930)	(400)

Net (loss) income	$(1,433)	$544	$(2,163)	$(1,348)

Basic net (loss) income per share	$(0.05)	$0.02	$(0.07)	$(0.04)

Diluted net (loss) income per share	$(0.05)	$0.02	$(0.07)	$(0.04)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,163)	$(1,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,450	4,280
Provision for doubtful accounts and sales adjustments	47	337
Gain on disposal of property and equipment	(1)	(85)
Exit costs	—	24
Stock compensation expense	3,197	3,000
Other, net	(154)	(255)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	27,108	15,882
Other assets	(2,672)	1,907
Accounts payable	(3,601)	(3,418)
Deferred revenue	(15,968)	(9,567)
Other liabilities	(4,167)	(2,659)

Net cash provided by operating activities	7,076	8,098
Cash flows from investing activities:
Purchase of property and equipment	(2,918)	(2,302)
Capitalized software costs	(434)	(733)
Acquisition of businesses, net of cash acquired	(2,491)	(990)
Proceeds from sale of property and equipment	3	99

Net cash used in investing activities	(5,840)	(3,926)
Cash flows from financing activities:
Repayments of debt	(139)	(144)
Proceeds from issuance of common stock	435	1,723
Changes in cash overdraft	(610)	(1,359)
Dividends paid	(1,533)	(1,626)
Repurchase of common stock	(2,219)	(12,283)

Net cash used in financing activities	(4,066)	(13,689)

Effect of exchange rates on cash and equivalents	406	2,113

Net decrease in cash and equivalents	(2,424)	(7,404)

Cash and equivalents at beginning of period	45,613	54,192

Cash and equivalents at end of period	$43,189	$46,788

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2008 of QAD Inc. (QAD or the Company). The results of operations for the three and six months ended July 31, 2008 are not necessarily indicative of the results to be expected for the year ending January 31, 2009.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Determination of the Useful Life of Intangible Assets
In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this FSP will have on its financial position, results of operations or cash flows.
Business Combinations
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141R). The objective of the Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires that all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method) and most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in business combinations to be recorded at “full fair value”. SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for the Company beginning February 1, 2009, and will be applied prospectively to any new business combination.
Minority Interests
In December 2007, the FASB issued SFAS 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, amendment of ARB 51” (SFAS 160). The objective of the Statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning February 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. COMPUTATION OF NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net (loss) income	$(1,433)	$544	$(2,163)	$(1,348)

Weighted average shares of common stock outstanding — basic	30,620	31,871	30,648	32,144

Weighted average shares of common stock equivalents issued using the treasury stock method	—	822	—	—

Weighted average shares of common stock and common stock equivalents outstanding — diluted	30,620	32,693	30,648	32,144

Basic net (loss) income per share	$(0.05)	$0.02	$(0.07)	$(0.04)

Diluted net (loss) income per share	$(0.05)	$0.02	$(0.07)	$(0.04)

Common stock equivalent shares consist of the shares issuable upon the vesting of restricted stock units (RSUs) and the exercise of stock options and stock-settled stock appreciation rights (SARs) using the treasury stock method. For the three and six months ended July 31, 2008, shares of potential common stock of approximately 5.5 million and 4.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and six months ended July 31, 2007, shares of potential common stock of approximately 3.9 million and 4.6 million respectively, were not included in the diluted calculation because the effect would be anti-dilutive.
4. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive (loss) income are as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in thousands)

Net (loss) income	$(1,433)	$544	$(2,163)	$(1,348)
Foreign currency translation adjustments	(17)	380	300	1,728

Comprehensive (loss) income	$(1,450)	$924	$(1,863)	$380

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
In accordance with SFAS 157, the Company measures its cash equivalents at fair value. Cash equivalents are classified within Level 1. This is because cash equivalents are valued using quoted market prices. In the first quarter of fiscal 2009, the Company acquired auction rate securities through its acquisition of FullTilt. The main form of liquidity for auction rate securities has been weekly auctions. However, these auctions have not been successful over the past several quarters. Without a liquid market for these securities and similar securities, they were valued within the Level 3 value hierarchy. The Company has formed its own opinion on the condition of the securities based on information regarding the quality of the security, the quality of the collateral and consultations with an independent market participant who provided recent pricing for similar securities. A fair value was determined based on consideration by the Company of the preceding factors.
Assets measured at fair value are summarized below (in thousands):

		Fair value measurement at reporting date using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	July 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$31,454	$31,454	$—	$—
Marketable securities:
Auction rate preferred securities	228	—	—	228

Total	$31,682	$31,454	$—	$228

The following table presents the assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at July 31, 2008 (in thousands):

(Level 3)

Balance at January 31, 2008	$—
Marketable securities	228

Balance at July 31, 2008	$228

Effective February 1, 2008, the Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. The Company did not elect such option for its financial instruments and liabilities.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. BUSINESS COMBINATIONS
FullTilt
On April 28, 2008, the Company acquired certain assets of FullTilt Solutions, Inc. (FullTilt), in a transaction that constitutes a business combination. FullTilt is a provider of enterprise product information management software solutions. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth. The total purchase price at July 31, 2008, including acquisition expenses, was $1.2 million. The purchase price was allocated to net tangible assets acquired of $0.2 million, amortizable intangible assets comprised of intellectual property, trade name and customer relationships, totaling $0.6 million and goodwill of $0.4 million. Goodwill is allocated evenly among the North America and EMEA reporting units, where the Company’s two main product fulfillment centers are located. The results of FullTilt operations are included in the Consolidated Financial Statements from the date of acquisition. The acquisition was not deemed material, thus pro forma supplemental information has not been provided.
Thailand Subsidiary Minority Interest
The Company’s subsidiary in Thailand minority shareholders exercised their put option in April 2007 to sell their shares, representing 25% ownership in the Thailand subsidiary, at fair value to the Company. Goodwill related to the transaction of $0.7 million was allocated to the Asia Pacific reporting unit. During the first quarter of fiscal 2009, the execution of the put was finalized and $1.2 million was paid to the minority shareholders.
7. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at July 31, 2008 and January 31, 2008 were as follows:

	July 31,	January 31,
	2008	2008
	(in thousands)

Capitalized software costs:
Acquired software technology	$9,573	$8,884
Capitalized software development costs	3,519	3,103

	13,092	11,987
Less: accumulated amortization	(5,298)	(3,204)

Capitalized software costs, net	$7,794	$8,783

The acquired software technology costs primarily relate to technology purchased from the Company’s fiscal 2007 acquisitions of Precision and Soft Cell and from the FullTilt acquisition completed in fiscal 2009. In addition to the acquired software technology, the Company has capitalized internally developed software costs related to the Soft Cell technology and costs related to translations and localizations of QAD Enterprise Applications.
Amortization of capitalized software costs was $2.0 million for the six months ended July 31, 2008 and $1.0 million for the six months ended July 31, 2007. Capitalized software costs are amortized on a straight-line basis over the product’s estimated useful life, which is typically three years. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expenses related to capitalized software costs for the years ended January 31, 2009, 2010, 2011 and 2012 are $2.2 million, $3.7 million, $1.8 million and $0.1 million, respectively.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the six months ended July 31, 2008, by reporting unit, were as follows (reporting unit regions are defined in note 14 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North		Asia	Latin
	America	EMEA	Pacific	America	Total
	(in thousands)

Balances, January 31, 2008	$4,133	$16,650	$991	$817	$22,591

Additions related to FullTilt acquisition	189	190	—	—	379

Impact of foreign currency translation	—	838	(66)	65	837

Balances, July 31, 2008	$4,322	$17,678	$925	$882	$23,807

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
Intangible Assets

	July 31,	January 31,
	2008	2008
	(in thousands)

Amortizable intangible assets:
Customer relationships	$1,730	$1,528
Trade name	608	565
Covenant not to compete	184	185

	2,522	2,278
Less: accumulated amortization	(1,535)	(1,130)

Amortizable intangible assets, net	$987	$1,148

Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2008 and January 31, 2008, all of the Company’s intangible assets, excluding goodwill, were determined to have finite useful lives and were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.4 million for both the six-month periods ended July 31, 2008 and 2007. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2009, 2010 and 2011 is $0.4 million, $0.5 million and $0.1 million, respectively. No additional amortization of these assets is estimated in fiscal 2012 and thereafter.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. DEBT

	July 31,	January 31,
	2008	2008
	(in thousands)
Total debt:
Notes payable	$17,124	$17,245
Capital lease obligations	9	27

	17,133	17,272
Less current maturities	(267)	(274)

Long-term debt	$16,866	$16,998

Notes Payable
In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust, which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by real property located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014.
Credit Facility
Effective April 7, 2005, the Company entered into an unsecured loan agreement with Comerica Bank. The agreement provided for a three-year commitment and in April 2008, the agreement expired. Effective April 10, 2008, the Company entered into a new unsecured loan agreement with Bank of America N.A (the Facility). The Facility provides a three-year commitment for a $20 million line of credit. The Company will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the 12-month trailing EBITDA.
The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At July 31, 2008, a prime rate borrowing would have had an effective rate of 4.75% and a 30-day LIBOR borrowing would have had an effective rate of approximately 3.21%.
As of July 31, 2008, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.
10. INCOME TAXES
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on February 1, 2007. The total amount of gross unrecognized tax benefits as of the period ended July 31, 2008 was $2.4 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within 12 months of the reporting date. The Company reasonably expects that the unrecognized long-term tax liabilities will not materially change during the next 12 months.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. INCOME TAXES (Continued)
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
The Company files U.S. federal, state and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in the United Kingdom and India for the fiscal year ended 2006, France for the fiscal years ended 2005 through 2008, California for the fiscal years ended 2004 and 2005 and Michigan for the fiscal years ended 2004 thru 2007.
11. STOCK-BASED COMPENSATION
The Company’s equity awards consist of options, stock-settled SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 11 “Stock-Based Compensation”, in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2008.
The following table sets forth reported stock compensation expense for the three- and six-month periods ended July 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in thousands)
Stock-based compensation expense:

Cost of maintenance, service and other revenue	$320	$261	$613	$509
Sales and marketing	421	305	808	656
Research and development	216	203	460	424
General and administrative	636	754	1,316	1,411

Total stock-based compensation expense	$1,593	$1,523	$3,197	$3,000

Net cash received from options exercised for the six months ended July 31, 2008 and 2007 was $0.4 million and $1.7 million, respectively. There were no excess tax benefits recorded for equity awards exercised in the six months ended July 31, 2008 and 2007.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11. STOCK-BASED COMPENSATION (Continued)
The weighted average assumptions used to value SARs are shown in the following table.

	Six Months Ended
	July 31,
	2008	2007

Expected life in years (1)	5.25	5.25
Risk free interest rate (2)	3.22%	4.59%
Volatility (3)	50%	59%
Dividend rate (4)	1.31%	1.04%

(1)	The expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.
The following table summarizes the activity for outstanding options and SARs for the six months ended July 31, 2008:

		Weighted	Weighted
		Average	Average
	Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic Value
	(in thousands)	Share	Term (years)	(in thousands)

Outstanding at January 31, 2008	5,628	$7.98	5.4	$7,273
Granted	1,096	7.69
Exercised	(115)	4.03
Expired	(82)	10.46
Forfeited	(78)	8.17

Outstanding at July 31, 2008	6,449	$7.96	5.5	$1,869

Vested and expected to vest at July 31, 2008 (1)	6,050	$7.96	5.4	$1,868

Vested and exercisable at July 31, 2008	3,341	$7.96	4.3	$1,855

(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on July 31, 2008 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on July 31, 2008.
The total intrinsic value of options and SARs exercised in the three and six months ended July 31, 2008, was $0.1 million and $0.5 million, respectively. The total intrinsic value of options and SARs exercised in the three and six months ended July 31, 2007 was $0.5 million and $2.0 million, respectively. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2008 was $3.27 and $3.29, respectively. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2007 was $4.27 and $4.70, respectively. At July 31, 2008, there was approximately $8.6 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11. STOCK-BASED COMPENSATION (Continued)
The estimated fair value of the RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.
The following table summarizes the activity for RSUs for the six months ended July 31, 2008:

		Weighted
		Average
	RSUs	Grant Date
	(in thousands)	Fair Value

Balance at January 31, 2008	334	$8.17
Granted	122	7.02
Vested	(70)	8.22

Balance at July 31, 2008	386	$7.79

Total unrecognized compensation cost related to RSUs was approximately $2.8 million as of July 31, 2008. This cost is expected to be recognized over a period of approximately 3.3 years.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. COMMITMENTS AND CONTINGENCIES (Continued)
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in thousands)
Revenue:

North America (1)	$29,997	$29,908	$58,299	$52,876
EMEA	21,948	19,724	43,303	39,587
Asia Pacific	13,206	10,335	25,339	20,366
Latin America	4,362	4,230	9,410	8,012

	$69,513	$64,197	$136,351	$120,841

Operating income (loss):

North America	$2,594	$5,160	$5,740	$7,498
EMEA	(403)	83	(688)	274
Asia Pacific	1,130	432	2,182	775
Latin America	(501)	73	(258)	(22)
Corporate	(5,722)	(5,022)	(10,841)	(10,811)

	$(2,902)	$726	$(3,865)	$(2,286)

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. BUSINESS SEGMENT INFORMATION (Continued)

	July 31,	January 31,
	2008	2008
	(in thousands)
Property and equipment, net:

North America	$34,833	$34,682
EMEA	6,317	6,082
Asia Pacific	1,118	1,247
Latin America	501	439

	$42,769	$42,450

(1)	Sales into Canada accounted for 4% and 3% of North America total revenue in the three- and six-month periods ended July 31, 2008 and for 3% of North America total revenue for the three- and six-month periods ended July 31, 2007.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Revenue Recognition. We recognize revenue when the earnings process is complete. The earnings process is complete when all of the following criteria are met: (1) there is persuasive evidence of an arrangement; (2) the service or product has been delivered to the customer and no uncertainties exist surrounding product acceptance; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.
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
Revenue from our subscription product offerings, including our On Demand product, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized using the residual method.
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
Services Revenue. Revenue from technical and implementation services is recognized as services are performed for time-and-materials contracts. At times our license and support arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from software license revenues, because the arrangements qualify as separate service transactions and we have VSOE for the fair value of services. When the services are determined not to have been sold separately from our license and support arrangements, we allocate revenue to services based on the VSOE determined value of the services. Revenues for consulting services are generally recognized as the services are performed based on time and materials incurred during each reporting period. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is resolved.
On occasion, we enter into fixed-price services arrangements. We recognize revenues based on an estimate of the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.
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

Goodwill and Intangible Assets. Goodwill and other intangible assets at July 31, 2008 were $23.8 million and $1.0 million, respectively, and accounted for 12% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
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
Capitalized Software Development Costs. We capitalize software development costs incurred once technological feasibility has been achieved in the form of a working model. These costs are primarily related to the localization and translation of our products. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. We also capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. Capitalized software costs are amortized on a product-by-product basis and charged to “Cost of license fees”. Capitalized software costs are amortized on a straight-line basis over the product’s estimated useful life, which is typically three years. We periodically compare the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may incur substantial losses due to the write-down or write-off of these assets.
Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At July 31, 2008, we had $21.9 million of deferred tax assets, net of valuation allowances, consisting of $34.4 million of gross deferred tax assets offset by valuation allowances of $12.5 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in the second quarter of fiscal 2009 of $0.3 million. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Revenue:
License fees	16%	23%	17%	21%
Maintenance and other	50	50	50	52
Services	34	27	33	27

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	4	3	4	3
Cost of maintenance, service and other revenue	43	39	42	40
Sales and marketing	29	28	28	28
Research and development	16	16	16	17
General and administrative	12	13	13	14
Amortization of intangibles from acquisitions	—	—	—	—

Total costs and expenses	104	99	103	102

Operating (loss) income	(4)	1	(3)	(2)
Other (income) expense	—	—	—	(1)

(Loss) income before income taxes	(4)	1	(3)	(1)
Income tax (benefit) expense	(2)	—	(1)	—

Net (loss) income	(2)%	1%	(2)%	(1)%

Total Revenue. Total revenue for the second quarter of fiscal 2009 was $69.5 million, an increase of $5.3 million, or 8%, from $64.2 million in the second quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2008, total revenue for the current quarter would have been approximately $67.0 million, or $2.8 million higher when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included higher revenue in the services and maintenance and other revenue categories offset by a decrease in the license revenue category. Revenue outside the North America region as a percentage of total revenue was 57% in the second quarter of fiscal 2009, as compared to 53% in the same period of the prior fiscal year. Revenue increased in the Europe, Middle East and Africa (EMEA) and Asia Pacific geographic regions during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 while total revenue attributable to the North America and Latin America regions was similar for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The favorable currency impact of approximately $2.5 million for the second quarter of fiscal 2009 related mainly to fluctuations in the Euro, Australian dollar and Polish zloty.
Total revenue for the six months ended July 31, 2008 was $136.4 million, an increase of $15.6 million, or 13%, from $120.8 million over the same period of fiscal 2008. Holding foreign currency exchange rates constant to those applicable in the same period of fiscal 2008, total revenue for the six months ended July 31, 2008 would have been approximately $131.1 million, or $10.3 million higher when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included higher revenue in the services and maintenance and other revenue categories offset by a decrease in the license revenue category. Revenue outside the North America region as a percent of total revenue was 57% and 56% for the six months ended July 31, 2008 and 2007, respectively. When comparing the six months ended July 31, 2008 to the same period ended July 31, 2007, revenue increased across all our geographic regions. The favorable currency impact of approximately $5.3 million for the six months ended July 31, 2008 related to fluctuations in the Euro, Australian dollar, Polish zloty and Brazilian real.

License Revenue. License revenue was $11.4 million for the second quarter of fiscal 2009, down $3.4 million, or 23%, from $14.8 million in the second quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2008, license revenue for the current quarter would have been approximately $11.1 million, representing a $3.7 million, or 25%, decrease from the same period last year. We experienced decreases in license revenue in our North America and EMEA geographic regions, partially offset by increases in our Asia Pacific and Latin America regions. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2009, six customers placed license orders totaling more than $0.3 million, of which one order exceeded $1.0 million. This compared to the fiscal 2008 second quarter in which ten customers placed license orders totaling more than $0.3 million, one of which exceeded $1.0 million. Excluding four orders which had higher discounts and for which no revenue was recognized in the quarter, discounts granted to customers for software licenses were consistent when comparing the quarter ended July 31, 2008 to the same period in the previous year.
License revenue was $23.4 million for the six months ended July 31, 2008, a decrease of $1.6 million, or 6%, from $25.0 million for the six months ended July 31, 2007. Holding foreign currency exchange rates constant to fiscal 2008, license revenue for the current six-month period would have been approximately $22.7 million, representing a $2.3 million, or 9%, decrease from the same period last year. In comparing the year-to-date results as of July 31, 2008 with the year-to-date results as of July 31, 2007, we experienced decreases in license revenue in the North America and EMEA geographic regions, partially offset by increases in license revenue in our Asia Pacific and Latin America regions. During the six months ended July 31, 2008, eight customers placed license orders totaling more than $0.3 million, two of which were greater than $1.0 million. This is compared to fourteen customers who placed license orders totaling more than $0.3 million in the six-month period ended July 31, 2007, one of which exceeded $1.0 million. For the six-month period ended July 31, 2008, excluding four orders which had higher discounts and for which no revenue was recognized in the period, discounts granted to customers for software licenses were consistent when compared to the same period in the prior year.
Maintenance and Other Revenue. Maintenance and other revenue was $34.5 million for the second quarter of fiscal 2009, representing an increase of $2.7 million, or 8%, from $31.8 million for the second quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2008, the second quarter fiscal 2009 maintenance and other revenue would have been approximately $33.8 million, representing a $2.0 million, or 6%, increase when compared to the prior year. Maintenance and other revenue increased across all our geographic regions during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 except for maintenance and other revenue attributable to the EMEA region, which was similar for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
Maintenance and other revenue was $68.7 million for the six months ended July, 31 2008, representing an increase of $5.9 million, or 9%, from $62.8 million over the same period in fiscal 2008. When we hold exchange rates constant to those prevailing in the same period of fiscal 2008, maintenance and other revenue for the first half of fiscal 2009 would have been approximately $67.0 million, representing a $4.2 million, or 7%, increase when compared to the prior year. Maintenance and other revenue increased across all regions except maintenance and other revenue attributable to the EMEA region, which was similar for the first half of fiscal 2009 compared to the first half of fiscal 2008.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate for the three- and six-month periods ended July 31, 2008 and 2007 continues to be in excess of 90%.
Services Revenue. Services revenue was $23.6 million for the second quarter of fiscal 2009, representing an increase of $6.0 million, or 34%, when compared to the same period last year at $17.6 million. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2008, services revenue for the second quarter of fiscal 2009 would have been approximately $22.1 million, reflecting a $4.5 million, or 26%, increase from the same period last year. The increase in services revenue quarter over quarter was primarily due to an increase in global services implementations related to a small number of large, multi-national customers. Services revenue increased across all our geographic regions quarter over quarter.
Services revenue was $44.3 million for the six months ended July 31, 2008. This represents an increase of $11.3 million, or 34%, when compared to services revenue of $33.0 million earned in the same period last year. Holding exchange rates constant to those prevailing during the prior year period, services revenue for the first six months of fiscal 2009 would have been approximately $41.5 million, reflecting an $8.5 million, or 26%, increase from the same period last year. The increase in services revenue period over period was primarily driven by an increase in global services implementations related to a small number of large, multi-national customers. When comparing the first half of fiscal 2009 to the same period in fiscal 2008, services revenue increased across all our geographic regions.

Total Cost of Revenue. Total cost of revenue, the combination of costs for license fees, maintenance and other, service and revenue, was $32.5 million for the second quarter of fiscal 2009 and $26.9 million for the second quarter of fiscal 2008, and as a percentage of total revenue was 47% for the second quarter of fiscal 2009 and 42% for the second quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing during the second quarter of fiscal 2008, total cost of revenue for the second quarter of fiscal 2009 would have been approximately $4.0 million higher at $30.9 million and the cost of revenue percentage would have been 46%, reflecting a one percentage point impact of currencies on our margin. Changes in the cost of revenue as a percentage of total revenue were primarily due to the decrease in license revenue and the increase in services revenue as a percentage of total revenue as margins related to services revenue are lower than the margins related to license and maintenance and other revenue.
Total cost of revenue for the six months ended July 31, 2008 increased $10.8 million to $62.4 million from $51.6 million for the six months ended July 31, 2007. As a percentage of total revenue, total cost of revenue increased to 46% for the first six months of fiscal 2009 from 43% in the same period of fiscal 2008. Holding exchange rates constant to those prevailing during the same period last year, total cost of revenue for the six months ended July 31, 2008 would have been approximately $7.7 million higher at $59.3 million, and as a percent of revenue would have been 45%, reflecting a 1% negative foreign exchange effect on our margin. The remaining 2% increase in cost of revenues for the first six months of fiscal 2009 when compared to the same period in fiscal 2008 was primarily due to the decrease in license revenue and the increase in services revenue as a percentage of total revenue as margins related to services revenue are lower than the margins related to license and maintenance and other revenue.
Sales and Marketing. Sales and marketing expense increased $2.0 million, or 11%, to $19.9 million for the second quarter of fiscal 2009 from $17.9 million in the comparable prior year period. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2008, current quarter expense would have increased approximately $1.1 million to $19.0 million when compared with the same period last year. The increase in sales and marketing expense was primarily due to an increase in salaries and related expenses, including bonuses and commissions, amounting to $0.9 million. The increase in sales and marketing salaries and related expenses, including bonuses and commissions, was primarily attributable to increased headcount as we are investing in building our sales support infrastructure to support a more complex sales effort associated with our broadening product line.
Sales and marketing expense increased $4.1 million, or 12%, to $38.1 million in the six months ended July 31, 2008 from $34.0 million in the same period of the previous year. Holding exchange rates constant to the first half of the prior year, sales and marketing expense would have been approximately $2.4 million higher at $36.4 million. The increase in sales and marketing expense in the six months ended July 31, 2008 compared to the same period of last year was primarily due to an increase in salaries and related expenses, including bonuses and commissions, amounting to $2.4 million. The increase in sales and marketing salaries and related expenses was primarily attributable to increased headcount as we are investing in building our sales support infrastructure to support a more complex sales effort associated with our broadening product line.
Research and Development. Research and development expense increased $1.4 million, or 14%, to $11.3 million for the second quarter of fiscal 2009, when compared to the same quarter last year at $9.9 million. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2008, current quarter expense would have been approximately $10.8 million, or $0.9 million higher than last year. The increase in research and development expense when comparing the second quarter of fiscal 2009 to the same quarter of the previous year was primarily due to an $0.8 million increase in personnel expense primarily related to an increase in salaries and payroll taxes.
For the six months ended July 31, 2008, research and development expense increased $2.0 million, or 10%, to $22.4 million from $20.4 million during the same period last year. Holding exchange rates constant to those prevailing in the same period of fiscal 2008, research and development expense would have been approximately $1.0 million higher at $21.4 million. The increase in research and development expense when comparing the first half of fiscal 2009 to the same period of the previous year was primarily due to a $1.0 million increase in personnel expense primarily related to an increase in salaries, bonuses and payroll taxes.

General and Administrative. General and administrative expense remained flat at $8.6 million for the second quarters of both fiscal 2009 and 2008. Holding exchange rates constant to those prevailing in the second quarter of fiscal 2008, current quarter expense would have been approximately $8.4 million, or $0.2 million lower than last year. The decrease in general and administrative expense when comparing the second quarter of fiscal 2009 to the same quarter of the previous year was primarily due to decreases in tax consulting fees and stock-based compensation expense which was partially offset by an increase in personnel expense primarily related to salaries and bonuses.
For the six months ended July 31, 2008, general and administrative expense increased $0.2 million, or 1%, to $16.9 million from $16.7 million during the same period last year. Holding exchange rates constant to those prevailing in the same period of fiscal 2008, expenses would have been approximately $16.4 million, or $0.3 million lower than the same period last year. The decrease in general and administrative expense when comparing the first half of fiscal 2009 to the same period in fiscal 2008 was primarily due to decreases in tax consulting fees and stock-based compensation expense which was partially offset by an increase in personnel expense primarily related to salaries, bonuses, payroll taxes and benefits.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was consistent quarter over quarter at $0.2 million for the current quarter compared to $0.2 million in the same quarter last year and primarily related to intangible assets acquired from our fiscal 2007 acquisitions.
For the six months ended July 31, 2008, amortization of intangible assets from acquisitions was consistent at $0.4 million compared to $0.4 million for the same period in the prior year and primarily related to intangible assets acquired from our fiscal 2007 acquisitions.
Other Expense (Income). Net other expense (income) was breakeven and $(0.2) million for the second quarter of fiscal 2009 and 2008, respectively. The $0.2 million unfavorable change primarily related to a decrease in interest income of $0.1 million in the second quarter of fiscal 2009. Interest income decreased primarily related to lower balances of cash and equivalents available for investment due to share repurchases made in fiscal 2008.
Net other expense (income) declined $0.7 million to $0.2 million of expense during the six-month period ended July 31, 2008 from $(0.5) million of income for the same period last year related primarily to a $0.4 million increase in foreign currency exchange losses. In addition, interest income decreased $0.3 million primarily related to lower balances of cash and equivalents available for investment due to share repurchases made in fiscal 2008.
Income Tax Expense (Benefit). For the quarter ended July 31, 2008, we recorded an income tax benefit of $(1.4) million compared to income tax expense of $0.4 million for the quarter ended July 31, 2007. Our effective income tax rate increased to 50% for the second quarter of fiscal 2009 compared to 41% for the same period in the prior year. The primary reason for the increased tax rate is that a significant portion of our tax expense is from withholding tax and nondeductible equity compensation. The tax expense related to these items has not changed with the lower book income. As a result, the effective tax rate has increased as these items become more significant relative to pretax book income.
For the six months ended July 31, 2008, we recorded an income tax benefit of $(1.9) million compared to an income tax benefit of $(0.4) million for the six months ended July 31, 2007. The higher income tax rate is due to changes in tax rates in our foreign jurisdictions and the impact of those rate changes on our deferred tax assets. In addition, the research and development credit that benefited our tax rate in the prior year has not been extended for the current tax year.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Our principal sources of liquidity are cash flows generated from operations and our cash and equivalents balances. Cash and equivalents were $43.2 million at July 31, 2008, and $45.6 million at January 31, 2008.

Working Capital
Our working capital was $5.8 million and $8.8 million as of July 31, 2008 and January 31, 2008, respectively. The $3.0 million decrease in working capital was primarily due to a $26.1 million decrease in current assets, partially offset by a $23.1 million decrease in current liabilities. The primary reason for the decrease in working capital was a decrease in the accounts receivable balance.
The $26.1 million decrease in current assets related to a $26.2 million decrease in accounts receivable and a $2.4 million decrease in cash and equivalents partially offset by a $2.3 million increase in other current assets and a $0.2 million increase in marketable securities. The decrease in accounts receivable related primarily to seasonal declines following high year-end maintenance renewal billings. Other current assets increased primarily due to higher income tax receivables and higher prepaid marketing expenses partially offset by lower deferred royalties due to seasonal declines following high year-end maintenance renewal billings. Cash and equivalents decreased from $45.6 million at January 31, 2008 to $43.2 million as of July 31, 2008. The decrease in cash and equivalents was mainly due to payments made for stock repurchases, purchases of fixed assets, dividend payments and acquisition related payments made during the first half of fiscal 2009. These cash expenditures were partially offset by cash flow from operations and more specifically from cash collected from our accounts receivable balances outstanding as of January 31, 2008. For additional explanation of cash changes, see the “Cash Flows” section below.
Current liabilities declined $23.1 million due to a $14.3 million decrease in deferred revenue, a $3.6 million decrease in other current liabilities and a $5.2 million decrease in accounts payable. Deferred revenue decreased $14.3 million due to seasonal declines following high year-end maintenance renewal billings. The decrease in other current liabilities was primarily attributable to payments in the current year of prior year-end liabilities which included seasonally higher year-end commission, bonus and royalty liabilities.
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
DSO under the countback method was 82 days at July 31, 2008, compared to 58 days at January 31, 2008 and 72 days at July 31, 2007. The increase in DSO from the same period in the previous year was due, in part, to several large customer payments received after the July 31, 2008 quarter end date. As a result, we expect DSO levels to be in line with historical quarters in the remaining quarters of fiscal 2009. Management believes that there has been no change in overall credit risk associated with trade receivables. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 74 days at July 31, 2008, compared to 99 days at January, 31 2008 and 74 days at July 31, 2007.
Cash Flows
The following is a summary of cash flows for the first six months of fiscal 2009 and 2008:
Operating Activities
Net cash provided by operating activities was $7.1 million and $8.1 million in the first half of fiscal 2009 and 2008, respectively. The decrease from fiscal 2008 to 2009 related primarily to $6.4 million of additional deferred revenue being recognized in the first half of fiscal 2009 compared to the same period in fiscal 2008. In addition, the change in other assets period over period negatively impacted cash flow by $4.6 million. Other assets increased primarily due to a non-cash related increase in the balance of our income tax receivables due to an increase in our current period net operating loss. These changes which negatively affected cash flow were partially offset by positive effects on cash flow related to accounts receivable of $11.2 million due to higher collections in fiscal 2009.

Investing Activities
Net cash used in investing activities for the first six months of fiscal 2009 and 2008 was $5.8 million and $3.9 million, respectively. Property and equipment purchases amounted to $2.9 million and $2.3 million in the first six months of fiscal 2009 and 2008, respectively. Both fiscal 2009 and 2008 purchases primarily related to computer equipment and software. During the first half of fiscal 2009, we made acquisition-related payments totaling $2.5 million. On April 28, 2008, we acquired certain assets of FullTilt Solutions, Inc. for $1.2 million. In addition, we made a final payment of $1.2 million to buy out the minority interest shareholders in our Thailand subsidiary. In the same period in the prior year, we made additional progress payments of $1.0 million related to our fiscal 2007 acquisitions. For further discussion of business combinations, see note 6 within these Notes to Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report on Form 10-Q.
Financing Activities
Net cash used in financing activities was $4.1 million and $13.7 million for the first six months of fiscal 2009 and 2008, respectively. The first half of fiscal year 2009 included repurchases of common stock for $2.2 million compared to repurchases of common stock for $12.3 million during the same period in the prior year. In fiscal 2009, all common stock repurchases were acquired on the open market while in fiscal 2008 the repurchases included one million shares acquired in a single, privately negotiated transaction. Proceeds from the issuance of common stock, primarily related to the exercise of equity awards, were $0.4 million and $1.7 million in the first half of fiscal 2009 and 2008, respectively. In addition, $1.5 million and $1.6 million in dividends were paid to owners of QAD common stock during each of the first six months of fiscal 2009 and 2008, respectively. Changes in cash overdraft was a reduction of $0.6 million and $1.4 million in the first half of fiscal years 2009 and 2008, respectively.
We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs over the next twelve months.
Contractual Obligations
Credit Facility
Effective April 7, 2005, we entered into an unsecured loan agreement with Comerica Bank. The agreement provided a three-year commitment and in April 2008, the agreement expired. Effective April 10, 2008, we entered into a new unsecured loan agreement with Bank of America, N.A. The agreement provides a three-year commitment for a $20 million line of credit (the Facility). We will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.
The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At July 31, 2008, a prime rate borrowing would have had an effective rate of 4.75% and a 30-day LIBOR borrowing would have had an effective rate of approximately 3.21%.
As of July 31, 2008, there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is a non-recourse loan, which is secured by real property located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014. A portion of these proceeds were used to repay our then-existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at July 31, 2008 was $17.1 million.

Obligations Associated with Acquisitions
In connection with the acquisitions of Precision and Bisgen in fiscal 2007, part of the purchase price consideration for each of these companies included deferred payments. Consideration for Precision included total deferred payments of $7.2 million. In September 2007, we made the first anniversary payment of $3.7 million and the second anniversary payment of $3.5 million is due to be paid in September 2008. Consideration for Bisgen included deferred payments of $0.7 million. In fiscal 2008 and for the first six months of fiscal 2009, we paid $0.2 million. An additional $0.5 million is due to be paid by the end of fiscal 2009.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the six months ended July 31, 2008 and 2007, approximately 35% and 30% of our revenue was denominated in foreign currencies. Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for both the six months ended July 31, 2008 and 2007. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction losses totaled $0.5 million during the six months ended July 31, 2008 and $0.1 million during the six months ended July, 2007. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders held on June 18, 2008, the following proposal was adopted:
To elect seven directors, as nominated:

	Votes For	Votes Withheld
Karl F. Lopker	24,414,984	5,403,595
Pamela M. Lopker	24,413,975	5,404,604
Peter R. van Cuylenburg	28,824,058	994,521
Scott J. Adelson	29,616,285	202,294
Thomas J. O’Malia	29,368,636	449,943
Terence R. Cunnigham	29,367,636	450,943
Lee D. Roberts	29,369,036	449,543
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

QAD Inc. (Registrant)
Date: September 10, 2008	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Vice President, Corporate Controller (Chief Accounting Officer)

Exhibit Index

Exhibit
Number	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002