Form 10-Q
period 2008-10-31
QAD INC
filed 2008-12-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of the issuer’s common stock as of November 30, 2008 was 30,711,860.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2008	2008
Assets
Current assets:
Cash and equivalents	$36,228	$45,613
Accounts receivable, net	53,660	83,027
Other current assets	23,851	22,742

Total current assets	113,739	151,382

Property and equipment, net	41,769	42,450
Capitalized software costs, net	6,722	8,783
Goodwill	20,472	22,591
Other assets, net	11,632	10,687

Total assets	$194,334	$235,893

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$262	$274
Accounts payable	9,702	12,249
Deferred revenue	63,466	89,349
Other current liabilities	33,081	40,664

Total current liabilities	106,511	142,536

Long-term debt	16,789	16,998
Other liabilities	3,815	3,764

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,350,481 and 35,347,367 shares at October 31, 2008 and January 31, 2008, respectively	35	35
Additional paid-in capital	139,312	135,362
Treasury stock, at cost (4,675,229 and 4,596,476 shares at October 31, 2008 and January 31, 2008, respectively)	(37,187)	(36,336)
Accumulated deficit	(28,228)	(21,596)
Accumulated other comprehensive loss	(6,713)	(4,870)

Total stockholders’ equity	67,219	72,595

Total liabilities and stockholders’ equity	$194,334	$235,893

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Revenue:
License fees	$13,055	$14,074	$36,448	$39,082
Maintenance and other	32,687	32,287	101,341	95,090
Services	22,025	20,247	66,329	53,277

Total revenue	67,767	66,608	204,118	187,449

Costs and expenses:
Cost of license fees	2,689	2,294	7,474	6,217
Cost of maintenance, service and other revenue	28,548	25,820	86,200	73,531
Sales and marketing	17,825	17,167	55,938	51,154
Research and development	10,794	9,986	33,165	30,375
General and administrative	8,260	8,017	25,180	24,726
Amortization of intangibles from acquisitions	184	168	559	576

Total costs and expenses	68,300	63,452	208,516	186,579

Operating (loss) income	(533)	3,156	(4,398)	870

Other expense (income):
Interest income	(366)	(550)	(1,213)	(1,713)
Interest expense	309	325	948	1,025
Other expense (income), net	20	506	456	431

Total other expense (income)	(37)	281	191	(257)

(Loss) income before income taxes	(496)	2,875	(4,589)	1,127
Income tax expense (benefit)	1,325	1,359	(605)	959

Net (loss) income	$(1,821)	$1,516	$(3,984)	$168

Basic net (loss) income per share	$(0.06)	$0.05	$(0.13)	$0.01

Diluted net (loss) income per share	$(0.06)	$0.05	$(0.13)	$0.01

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(3,984)	$168
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,232	6,850
Provision for doubtful accounts and sales adjustments	562	496
Gain on disposal of property and equipment	—	(83)
Exit costs	206	24
Stock compensation expense	4,468	4,456
Other, net	(278)	(366)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	26,410	18,310
Other assets	(2,180)	1,877
Accounts payable	95	(2,935)
Deferred revenue	(21,840)	(15,485)
Other liabilities	(2,085)	(1,838)

Net cash provided by operating activities	9,606	11,474
Cash flows from investing activities:
Purchase of property and equipment	(4,810)	(3,969)
Capitalized software costs	(821)	(984)
Acquisition of businesses, net of cash acquired	(6,235)	(4,706)
Proceeds from sale of marketable securities	275	—
Proceeds from sale of property and equipment	3	100

Net cash used in investing activities	(11,588)	(9,559)
Cash flows from financing activities:
Repayments of debt	(221)	(209)
Proceeds from issuance of common stock	456	2,579
Changes in cash overdraft	(1,015)	(1,359)
Dividends paid	(2,300)	(2,407)
Repurchase of common stock	(2,219)	(14,218)

Net cash used in financing activities	(5,299)	(15,614)

Effect of exchange rates on cash and equivalents	(2,104)	3,542

Net decrease in cash and equivalents	(9,385)	(10,157)

Cash and equivalents at beginning of period	45,613	54,192

Cash and equivalents at end of period	$36,228	$44,035

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2008 of QAD Inc. (QAD or the Company). The results of operations for the three and nine months ended October 31, 2008 are not necessarily indicative of the results to be expected for the year ending January 31, 2009.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. COMPUTATION OF NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net (loss) income	$(1,821)	$1,516	$(3,984)	$168

Weighted average shares of common stock outstanding — basic	30,671	31,210	30,656	31,829

Weighted average shares of common stock equivalents issued using the treasury stock method	—	813	—	708

Weighted average shares of common stock and common stock equivalents outstanding — diluted	30,671	32,023	30,656	32,537

Basic net (loss) income per share	$(0.06)	$0.05	$(0.13)	$0.01

Diluted net (loss) income per share	$(0.06)	$0.05	$(0.13)	$0.01

Common stock equivalent shares consist of the shares issuable upon the vesting of restricted stock units (RSUs) and the exercise of stock options and stock-settled stock appreciation rights (SARs) using the treasury stock method. For the three and nine months ended October 31, 2008, shares of potential common stock of approximately 6.7 million and 5.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and nine months ended October 31, 2007, shares of potential common stock of approximately 2.6 million and 3.7 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.
4. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
	(in thousands)

Net (loss) income	$(1,821)	$1,516	$(3,984)	$168
Foreign currency translation adjustments	(2,143)	1,460	(1,843)	3,188

Comprehensive (loss) income	$(3,964)	$2,976	$(5,827)	$3,356

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
In accordance with SFAS 157, the Company measures its cash equivalents at fair value. Cash equivalents are classified within Level 1. This is because cash equivalents are valued using quoted market prices. In the first quarter of fiscal 2009, the Company acquired auction rate securities through its acquisition of FullTilt. These securities were sold during the third quarter of fiscal 2009.
Assets measured at fair value are summarized below (in thousands):

		Fair value measurement at reporting date using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	October 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$27,677	$27,677	$—	$—

Total	$27,677	$27,677	$—	$—

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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. BUSINESS COMBINATIONS
FullTilt
On April 28, 2008, the Company acquired certain assets of FullTilt Solutions, Inc. (FullTilt), in a transaction that constitutes a business combination. FullTilt is a provider of enterprise product information management software solutions. The acquisition was an investment aimed at expanding the Company’s product offering and driving revenue growth. The total purchase price including acquisition expenses was $1.2 million. The purchase price was allocated to net tangible assets acquired of $0.2 million, amortizable intangible assets comprised of intellectual property, trade name and customer relationships, totaling $0.6 million and goodwill of $0.4 million. Goodwill is allocated evenly among the North America and EMEA reporting units, where the Company’s two main product fulfillment centers are located. The results of FullTilt operations are included in the Consolidated Financial Statements from the date of acquisition. The acquisition was not deemed material, thus pro forma supplemental information has not been provided.
Thailand Subsidiary Minority Interest
The minority shareholders of the Company’s subsidiary in Thailand exercised their put option in April 2007 to sell their shares, representing 25% ownership in the Thailand subsidiary, at fair value to the Company. Goodwill related to the transaction of $0.7 million was allocated to the Asia Pacific reporting unit. During the first quarter of fiscal 2009, the execution of the put was finalized and $1.2 million was paid to the minority shareholders.
7. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at October 31, 2008 and January 31, 2008 were as follows:

	October 31,	January 31,
	2008	2008
	(in thousands)

Capitalized software costs:
Acquired software technology	$8,627	$8,884
Capitalized software development costs	3,840	3,103

	12,467	11,987
Less: accumulated amortization	(5,745)	(3,204)

Capitalized software costs, net	$6,722	$8,783

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. CAPITALIZED SOFTWARE COSTS (Continued)
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
Amortization of capitalized software costs was $1.1 million and $3.1 million for the three and nine months ended October 31, 2008, and $0.7 million and $1.7 million for the three and nine months ended October 31, 2007. Capitalized software costs are amortized on a straight-line basis over the product’s estimated useful life, which is typically three years. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expenses related to capitalized software costs for the years ended January 31, 2009, 2010, 2011 and 2012 are $1.0 million, $3.6 million, $1.9 million and $0.2 million, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the nine months ended October 31, 2008, by reporting unit, were as follows (reporting unit regions are defined in note 14 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North		Asia	Latin
	America	EMEA	Pacific	America	Total
	(in thousands)

Balances, January 31, 2008	$4,133	$16,650	$991	$817	$22,591

Additions	429	428	—	—	857

Impact of foreign currency translation	—	(2,741)	(106)	(129)	(2,976)

Balances, October 31, 2008	$4,562	$14,337	$885	$688	$20,472

The increase in goodwill from January 31, 2008 to October 31, 2008 is partially due to $0.4 million in goodwill recorded in connection with the FullTilt acquisition due to the excess of purchase price over estimated fair value of acquired net assets. In addition, during the third quarter of fiscal 2009 the Company’s goodwill increased by $0.5 million related to a performance payment issuable in connection with the fiscal 2007 acquisition of FBO Systems, Inc. For further explanation of acquisition-related transactions, see note 6 within these Notes to Condensed Consolidated Financial Statements.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. GOODWILL AND INTANGIBLE ASSETS (Continued)
Intangible Assets

	October 31,	January 31,
	2008	2008
	(in thousands)

Amortizable intangible assets:
Customer relationships	$1,546	$1,528
Trade name	499	565
Covenant not to compete	150	185

	2,195	2,278
Less: accumulated amortization	(1,489)	(1,130)

Amortizable intangible assets, net	$706	$1,148

Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2008 and January 31, 2008, all of the Company’s intangible assets, excluding goodwill, were determined to have finite useful lives and were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.2 million and $0.6 million for the three and nine months ended October 31, 2008 and $0.2 million and $0.6 million for the three and nine months ended October 31, 2007. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2009 and 2010 is $0.2 million and $0.5 million, respectively. No additional amortization of these assets is estimated in fiscal 2011 and thereafter.
9. DEBT

	October 31,	January 31,
	2008	2008
	(in thousands)
Total debt:
Notes payable	$17,051	$17,245
Capital lease obligations	—	27

	17,051	17,272
Less current maturities	(262)	(274)

Long-term debt	$16,789	$16,998

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
Credit Facility
Effective April 10, 2008, the Company entered into an unsecured loan agreement with Bank of America N.A (the Facility). The Facility provides a three-year commitment for a $20 million line of credit. The Company will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the 12-month trailing EBITDA.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. DEBT (Continued)
The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At October 31, 2008, a prime rate borrowing would have had an effective rate of 3.75% and a 30-day LIBOR borrowing would have had an effective rate of approximately 3.33%.
As of October 31, 2008, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.
10. INCOME TAXES
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on February 1, 2007. The total amount of gross unrecognized tax benefits as of the period ended October 31, 2008 was $2.4 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within 12 months of the reporting date. The Company reasonably expects that the unrecognized long-term tax liabilities will not materially change during the next 12 months.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11. STOCK-BASED COMPENSATION (Continued)
The following table sets forth reported stock compensation expense for the three- and nine-month periods ended October 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
	(in thousands)

Stock-based compensation expense:

Cost of maintenance, service and other revenue	$271	$251	$884	$760
Sales and marketing	299	418	1,107	1,074
Research and development	207	247	667	579
General and administrative	494	540	1,810	2,043

Total stock-based compensation expense	$1,271	$1,456	$4,468	$4,456

Net cash received from options and SARs exercised for the nine months ended October 31, 2008 and 2007 was $0.5 million and $2.6 million, respectively. There were no excess tax benefits recorded for equity awards exercised in the nine months ended October 31, 2008 and 2007.
The weighted average assumptions used to value SARs are shown in the following table.

	Nine Months Ended
	October 31,
	2008	2007

Expected life in years (1)	5.25	5.25
Risk free interest rate (2)	3.20%	4.58%
Volatility (3)	50%	59%
Dividend rate (4)	1.37%	1.05%

(1)	The expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11. STOCK-BASED COMPENSATION (Continued)
The following table summarizes the activity for outstanding options and SARs for the nine months ended October 31, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options/	Price per	Contractual	Aggregate
	SARs	Share	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)

Outstanding at January 31, 2008	5,628	$7.98	5.4	$7,273
Granted	1,220	7.45
Exercised	(124)	3.91
Expired	(92)	10.13
Forfeited	(197)	8.02

Outstanding at October 31, 2008	6,435	$7.92	5.1	$979

Vested and expected to vest at October 31, 2008 (1)	6,080	$7.93	5.0	$978

Vested and exercisable at October 31, 2008	3,432	$7.96	3.9	$977

(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on October 31, 2008 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on October 31, 2008.
The total intrinsic value of options and SARs exercised in the three and nine months ended October 31, 2008, was $40,000 and $0.5 million, respectively. The total intrinsic value of options and SARs exercised in the three and nine months ended October 31, 2007 was $1.1 million and $3.1 million, respectively. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2008 was $2.25 and $3.18, respectively. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2007 was $4.08 and $4.65, respectively. At October 31, 2008, there was approximately $7.9 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
The estimated fair value of the RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.
The following table summarizes the activity for RSUs for the nine months ended October 31, 2008:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Balance at January 31, 2008	334	$8.17
Granted	553	5.57
Vested	(74)	8.25
Forfeited	(27)	8.25

Balance at October 31, 2008	786	$5.99

Total unrecognized compensation cost related to RSUs was approximately $4.7 million as of October 31, 2008. This cost is expected to be recognized over a period of approximately 3.5 years.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
	(in thousands)

Revenue:

North America (1)	$30,504	$29,531	$88,803	$82,407
EMEA	21,487	21,329	64,790	60,916
Asia Pacific	11,308	11,146	36,647	31,512
Latin America	4,468	4,602	13,878	12,614

	$67,767	$66,608	$204,118	$187,449

Operating income (loss):

North America	$2,958	$4,578	$8,698	$12,076
EMEA	(934)	1,997	(1,622)	2,271
Asia Pacific	268	204	2,450	979
Latin America	(125)	241	(383)	219
Corporate	(2,700)	(3,864)	(13,541)	(14,675)

	$(533)	$3,156	$(4,398)	$870

	October 31,	January 31,
	2008	2008
	(in thousands)

Property and equipment, net:

North America	$34,905	$34,682
EMEA	5,156	6,082
Asia Pacific	1,287	1,247
Latin America	421	439

	$41,769	$42,450

(1)	Sales into Canada accounted for 4% and 3% of North America total revenue in the three- and nine-month periods ended October 31, 2008, respectively, compared to 3% of North America total revenue for the three- and nine- month periods ended October 31, 2007.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

License Revenue. Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method. When a license agreement includes one or more elements to be delivered at a future date, we recognize revenue in one of two ways. If vendor-specific objective evidence (VSOE) of the fair value of all undelivered elements exists, the revenue for the undelivered elements is deferred and the residual amount is allocated to the license revenue and recognized when the above criteria have been met. If VSOE for the fair value of the undelivered elements does not exist, revenue is deferred and recognized when VSOE for the fair value of the undelivered elements has been established or when delivery of all elements occurs. If VSOE does not exist for any of the undelivered elements and those undelivered elements relate to a separable services or maintenance, the entire arrangement fee is recognized ratably over the longer of the expected services term or the maintenance term. VSOE fair value is determined based on historical evidence of stand-alone sales of these elements to customers.
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
Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible. We also provide an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized and provisions for sales adjustments are recorded against revenue. The allowance for doubtful accounts relates to the customers’ inability to pay existing accounts receivable balances and provisions for doubtful accounts are included in bad debt expense in general and administrative expenses. Actual results may differ from our estimates for a variety of reasons.

Goodwill and Intangible Assets. Goodwill and other intangible assets at October 31, 2008 were $20.5 million and $0.7 million, respectively, and accounted for 11% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
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
Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At October 31, 2008, we had $21.5 million of deferred tax assets, net of valuation allowances, consisting of $34.2 million of gross deferred tax assets offset by valuation allowances of $12.7 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in the third quarter of fiscal 2009 of $0.2 million. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

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
Stock-based Compensation Expense. Share-based payment transactions with employees are accounted for using a fair-value-based method and expensed ratably over the vesting period of the stock instrument.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Revenue:
License fees	19%	21%	18%	21%
Maintenance and other	48	49	50	51
Services	33	30	32	28

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	4	3	4	3
Cost of maintenance, service and other revenue	42	39	42	40
Sales and marketing	27	26	28	27
Research and development	16	15	16	16
General and administrative	12	12	12	13
Amortization of intangibles from acquisitions	—	—	—	—

Total costs and expenses	101	95	102	99

Operating (loss) income	(1)	5	(2)	1
Other expense (income)	—	1	—	—

(Loss) income before income taxes	(1)	4	(2)	1
Income tax expense (benefit)	2	2	—	1

Net (loss) income	(3)%	2%	(2)%	—%

Total Revenue. Total revenue for the third quarter of fiscal 2009 was $67.8 million, an increase of $1.2 million, or 2%, from $66.6 million in the third quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2008, total revenue for the current quarter would have been approximately $68.4 million, or $1.8 million higher when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included an increase in revenue in the services and maintenance and other revenue categories partially offset by a decrease in the license revenue category. Revenue outside the North America region as a percentage of total revenue was 55% in the third quarter of fiscal 2009, as compared to 56% in the same period of the prior fiscal year. Revenue increased in the North America, Asia Pacific and the Europe, Middle East and Africa (EMEA) geographic regions during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 while total revenue attributable to the Latin America region decreased during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The unfavorable currency impact of approximately $0.6 million for the third quarter of fiscal 2009 related mainly to fluctuations in the Australian Dollar and the British Pound.
Total revenue for the nine months ended October 31, 2008 was $204.1 million, an increase of $16.7 million, or 9%, from $187.4 million over the same period of fiscal 2008. Holding foreign currency exchange rates constant to those applicable in the same period of fiscal 2008, total revenue for the nine months ended October 31, 2008 would have been approximately $199.5 million, or $12.1 million higher when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included an increase in revenue in the services and maintenance and other revenue categories offset by a decrease in the license revenue category. Revenue outside the North America region as a percent of total revenue was 57% and 56% for the nine months ended October 31, 2008 and 2007, respectively. When comparing the nine months ended October 31, 2008 to the same period ended October 31, 2007, revenue increased across all our geographic regions. The favorable currency impact of approximately $4.6 million for the nine months ended October 31, 2008 related mainly to fluctuations in the Euro, Polish Zloty, Australian Dollar, Japanese Yen, Brazilian Real and Chinese Yuan.

License Revenue. License revenue was $13.1 million for the third quarter of fiscal 2009, down $1.0 million, or 7%, from $14.1 million in the third quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2008, license revenue for the current quarter would have been approximately $13.3 million, representing a $0.8 million, or 6%, decrease from the same period last year. We experienced decreases in license revenue in our North America, Latin America and Asia Pacific geographic regions, partially offset by an increase in our EMEA region. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2009, 10 customers placed license orders totaling more than $0.3 million, of which one order exceeded $1.0 million. This compared to the fiscal 2008 third quarter in which 12 customers placed license orders totaling more than $0.3 million, one of which exceeded $1.0 million. Discounts associated with license revenue were consistent when comparing the quarter ended October 31, 2008 to the same period in the previous year.
License revenue was $36.4 million for the nine months ended October 31, 2008, a decrease of $2.7 million, or 7%, from $39.1 million for the nine months ended October 31, 2007. Holding foreign currency exchange rates constant to fiscal 2008, license revenue for the current nine-month period would have been approximately $36.0 million, representing a $3.1 million, or 8%, decrease from the same period last year. When comparing the year-to-date results as of October 31, 2008 with the year-to-date results as of October 31, 2007, we experienced decreases in license revenue in the North America and Latin America geographic regions, partially offset by increases in license revenue in our EMEA and Asia Pacific regions. During the nine months ended October 31, 2008, 18 customers placed license orders totaling more than $0.3 million, three of which were greater than $1.0 million. This is compared to 26 customers who placed license orders totaling more than $0.3 million in the nine-month period ended October 31, 2007, two of which exceeded $1.0 million. Discounts associated with license revenue were consistent when compared to the same period in the prior year.
Maintenance and Other Revenue. Maintenance and other revenue was $32.7 million for the third quarter of fiscal 2009, representing an increase of $0.4 million, or 1%, from $32.3 million for the third quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2008, the third quarter fiscal 2009 maintenance and other revenue would have been approximately $32.9 million, representing a $0.6 million, or 2%, increase when compared to the prior year. Maintenance and other revenue increased across all our geographic regions during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 except for maintenance and other revenue attributable to the EMEA region, which decreased for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.
Maintenance and other revenue was $101.3 million for the nine months ended October, 31 2008, representing an increase of $6.2 million, or 7%, from $95.1 million over the same period in fiscal 2008. When we hold exchange rates constant to those prevailing in the same period of fiscal 2008, maintenance and other revenue for the first nine months of fiscal 2009 would have been approximately $99.9 million, representing a $4.8 million, or 5%, increase when compared to the prior year. Maintenance and other revenue increased across all our geographic regions except maintenance and other revenue attributable to the EMEA region, which decreased for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate for the three- and nine-month periods ended October 31, 2008 and 2007 continues to be in excess of 90%.
Services Revenue. Services revenue was $22.0 million for the third quarter of fiscal 2009, representing an increase of $1.8 million, or 9%, when compared to the same period last year at $20.2 million. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2008, services revenue for the third quarter of fiscal 2009 would have been approximately $22.2 million, reflecting a $2.0 million, or 10%, increase from the same period last year. The increase in services revenue quarter over quarter was primarily due to global services implementations related to a small number of large, multi-national customers. Services revenue increased across all our geographic regions quarter over quarter except services revenue attributable to the Latin America region, which decreased quarter over quarter.

Services revenue was $66.3 million for the nine months ended October 31, 2008. This represents an increase of $13.0 million, or 24%, when compared to services revenue of $53.3 million earned in the same period last year. Holding exchange rates constant to those prevailing during the prior year period, services revenue for the first nine months of fiscal 2009 would have been approximately $63.7 million, reflecting a $10.4 million, or 20%, increase from the same period last year. The increase in services revenue period over period was primarily due to global services implementations related to a small number of large, multi-national customers. When comparing the first nine months of fiscal 2009 to the same period in fiscal 2008, services revenue increased across all our geographic regions.
Total Cost of Revenue. Total cost of revenue, the combination of costs for license fees, maintenance and other, and service revenue, was $31.2 million for the third quarter of fiscal 2009 and $28.1 million for the third quarter of fiscal 2008, and as a percentage of total revenue was 46% for the third quarter of fiscal 2009 and 42% for the third quarter of fiscal 2008. Holding foreign currency exchange rates constant to those prevailing during the third quarter of fiscal 2008, total cost of revenue for the third quarter of fiscal 2009 would have been approximately $3.3 million higher at $31.4 million and the cost of revenue percentage would have been the same at 46%. Changes in the cost of revenue as a percentage of total revenue were due to the decrease in license revenue and the increase in services revenue as a percentage of total revenue as margins related to services revenue are lower than the margins related to license and maintenance and other revenue. Additionally, for the third quarter of fiscal 2009, the cost of maintenance, service and other revenue has increased as a percentage of maintenance, service and other revenue when compared to the same period in the prior year due primarily to an increase in salaries and related expenses. The increase in the salaries and related expenses was primarily attributable to an increase in headcount.
Total cost of revenue for the nine months ended October 31, 2008 increased $14.0 million to $93.7 million from $79.7 million for the nine months ended October 31, 2007. As a percentage of total revenue, total cost of revenue increased to 46% for the first nine months of fiscal 2009 from 43% in the same period of fiscal 2008. Holding exchange rates constant to those prevailing during the same period last year, total cost of revenue for the nine months ended October 31, 2008 would have been approximately $11.0 million higher at $90.7 million, and as a percent of revenue would have been 45%, reflecting a 1% negative foreign exchange effect on our margin. The remaining 2% increase in cost of revenues for the first nine months of fiscal 2009 when compared to the same period in fiscal 2008 was due to the decrease in license revenue and the increase in services revenue as a percentage of total revenue as margins related to services revenue are lower than the margins related to license and maintenance and other revenue.
Sales and Marketing. Sales and marketing expense increased $0.6 million, or 3%, to $17.8 million for the third quarter of fiscal 2009 from $17.2 million in the comparable prior year period. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2008, current quarter expense would have increased approximately $0.8 million to $18.0 million when compared with the same period last year. The increase in sales and marketing expense was primarily due to an increase in salaries and related expenses amounting to $1.6 million. The increase in sales and marketing salaries and related expenses was primarily attributable to increased headcount as we invested in our sales support infrastructure to support a more complex sales effort associated with our broadening product line. The increase in sales and marketing salaries and related expenses was partially offset by decreases of $0.7 million in third-party sales agent fees, marketing related consulting fees and travel-related expenses.
Sales and marketing expense increased $4.7 million, or 9%, to $55.9 million in the nine months ended October 31, 2008 from $51.2 million in the same period of the previous year. Holding exchange rates constant to the first nine months of the prior year, sales and marketing expense would have been approximately $3.2 million higher at $54.4 million. The increase in sales and marketing expense in the nine months ended October 31, 2008 compared to the same period of last year was primarily due to an increase in salaries and related expenses amounting to $3.9 million. The increase in sales and marketing salaries and related expenses was primarily attributable to increased headcount as we invested in our sales support infrastructure to support a more complex sales effort associated with our broadening product line.
Research and Development. Research and development expense increased $0.8 million, or 8%, to $10.8 million for the third quarter of fiscal 2009, when compared to the same quarter last year at $10.0 million. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2008, current quarter expense would have been unchanged at approximately $10.8 million. The increase in research and development expense when comparing the third quarter of fiscal 2009 to the same quarter of the previous year was primarily due to a $0.7 million increase in salaries and related expenses.

For the nine months ended October 31, 2008, research and development expense increased $2.8 million, or 9%, to $33.2 million from $30.4 million during the same period last year. Holding exchange rates constant to those prevailing in the same period of fiscal 2008, research and development expense would have been approximately $1.8 million higher at $32.2 million. The increase in research and development expense when comparing the first nine months of fiscal 2009 to the same period of the previous year was primarily due to a $1.7 million increase in salaries and related expenses.
General and Administrative. General and administrative expense increased $0.3 million, or 4%, to $8.3 million for the third quarter of fiscal 2009, when compared to the same quarter last year at $8.0 million. Holding exchange rates constant to those prevailing in the third quarter of fiscal 2008, current quarter expense would have been unchanged at approximately $8.3 million. The increase in general and administrative expense when comparing the third quarter of fiscal 2009 to the same quarter of the previous year was primarily due to a $0.6 million increase in salaries and related expenses and a $0.3 million increase in the provision for doubtful accounts partially offset by a decrease of $0.3 million in professional fees primarily related to tax consulting fees.
For the nine months ended October 31, 2008, general and administrative expense increased $0.5 million, or 2%, to $25.2 million from $24.7 million during the same period last year. Holding exchange rates constant to those prevailing in the same period of fiscal 2008, general and administrative expense would have been approximately $24.8 million, or $0.1 million higher than the same period last year. The increase in general and administrative expense when comparing the first nine months of fiscal 2009 to the same period in fiscal 2008 was primarily due to a $1.2 million increase in salaries and related expenses partially offset by a decrease of $0.8 million in professional fees primarily related to tax consulting fees.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was consistent quarter over quarter at $0.2 million for the current quarter compared to $0.2 million in the same quarter last year and primarily related to intangible assets acquired from our fiscal 2007 acquisitions.
For the nine months ended October 31, 2008, amortization of intangible assets from acquisitions was consistent at $0.6 million compared to $0.6 million for the same period in the prior year and primarily related to intangible assets acquired from our fiscal 2007 acquisitions.
Other Expense (Income). Net other expense (income) was approximately breakeven and $0.3 million for the third quarter of fiscal 2009 and 2008, respectively. The $0.3 million favorable change primarily related to a decrease in foreign currency exchange losses of $0.4 million partially offset by a decrease in interest income of $0.2 million in the third quarter of fiscal 2009. The decrease in interest income was primarily attributable to lower interest rates earned on our cash and equivalents balances available for investment.
Net other expense (income) declined $0.5 million to $0.2 million of expense during the nine-month period ended October 31, 2008 from $(0.3) million of income for the same period last year related primarily to a decrease in interest income of $0.5 million. The decrease in interest income was primarily attributable to lower average cash and equivalents balances available for investment mainly due to share repurchases made in fiscal 2008.
Income Tax Expense (Benefit). For the quarter ended October 31, 2008, we recorded an income tax expense of $1.3 million compared to income tax expense of $1.4 million for the quarter ended October 31, 2007. Our effective income tax rate is -267% for the third quarter of fiscal 2009 compared to 47% for the same period in the prior year. Projected full year pre-tax income at October 31, 2008 for the fiscal year was near breakeven causing items such as withholding tax to become more significant relative to the projected income. As a result, we believe the best estimate of our annual effective tax rate would be derived by using actual pre-tax income for the nine month period ended October 31, 2008. The components used to calculate the rate are consistent with prior quarters.

For the nine months ended October 31, 2008, we recorded an income tax benefit of $(0.6) million compared to an income tax expense of $1.0 million for the nine months ended October 31, 2007. Our year-to-date effective tax rate decreased due to a significant decline in our pre-tax income.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations and met our capital expenditure requirements through cash flows from operations, sale of equity securities and borrowings. Our principal sources of liquidity are cash flows generated from operations and our cash and equivalents balances. Cash and equivalents were $36.2 million at October 31, 2008, and $45.6 million at January 31, 2008.
Working Capital
Our working capital was $7.2 million and $8.8 million as of October 31, 2008 and January 31, 2008, respectively. The $1.6 million decrease in working capital was primarily due to a $37.6 million decrease in current assets, partially offset by a $36.0 million decrease in current liabilities. The primary reason for the decrease in working capital was a larger decrease in the accounts receivable balance compared to the decrease in the deferred revenue balance.
The $37.6 million decrease in current assets related to a $29.3 million decrease in accounts receivable, net and a $9.4 million decrease in cash and equivalents partially offset by a $1.1 million increase in other current assets. The decrease in accounts receivable related primarily to seasonal declines following high year-end maintenance renewal billings. Other current assets increased primarily due to higher income tax receivables and deferred tax assets partially offset by lower deferred royalties due to seasonal declines following high year-end maintenance renewal billings. Cash and equivalents decreased from $45.6 million at January 31, 2008 to $36.2 million as of October 31, 2008. The decrease in cash and equivalents was mainly due to acquisition-related payments made during the first nine months of fiscal 2009, purchases of property and equipment, dividend payments and stock repurchases. These cash expenditures were partially offset by cash flow from operations and more specifically from cash collected from our accounts receivable balances. For additional explanation of cash changes, see the “Cash Flows” section below.
Current liabilities declined $36.0 million due to a $25.9 million decrease in deferred revenue, a $7.6 million decrease in other current liabilities and a $2.5 million decrease in accounts payable. Deferred revenue decreased $25.9 million due to seasonal declines following high year-end maintenance renewal billings. The decrease in other current liabilities was primarily attributable to payments in the current year of prior year-end liabilities which included the accrual of the final payment for the acquisition of Precision Software Limited and seasonally higher year-end royalty, commission and bonus liabilities.
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
DSO under the countback method was 68 days at October 31, 2008, compared to 58 days at January 31, 2008 and 66 days at October 31, 2007. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 71 days at October 31, 2008, compared to 99 days at January, 31 2008 and 69 days at October 31, 2007.

Cash Flows
The following is a summary of cash flows for the first nine months of fiscal 2009 and 2008:
Operating Activities
Net cash provided by operating activities was $9.6 million and $11.5 million in the first nine months of fiscal 2009 and 2008, respectively. The decrease from fiscal 2008 to 2009 related primarily to $6.4 million of additional deferred revenue being recognized in the first nine months of fiscal 2009 compared to the same period in fiscal 2008. In addition, the change in other assets period over period negatively impacted cash flow by $4.1 million. Other assets increased primarily due to a non-cash related increase in the balance of our income tax receivables due to an increase in our current period net operating loss. These changes which negatively affected cash flow were partially offset by positive effects on cash flow related to accounts receivable of $8.1 million due to higher collections in fiscal 2009.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2009 and 2008 was $11.6 million and $9.6 million, respectively. Property and equipment purchases amounted to $4.8 million and $4.0 million in the first nine months of fiscal 2009 and 2008, respectively. Both fiscal 2009 and 2008 purchases primarily related to computer equipment and software. During the first nine months of fiscal 2009, we made acquisition-related payments totaling $6.2 million primarily associated with the final payment of $3.5 million for the acquisition of Precision Software Limited, the acquisition of certain assets of FullTilt Solutions, Inc. for $1.2 million and the final payment of $1.2 million to buy out the minority interest shareholders in our Thailand subsidiary. In the same period in the prior year, we made additional progress payments of $4.7 million related to our fiscal 2007 acquisitions. For further discussion of business combinations, see note 6 within the Notes to Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report on Form 10-Q.
Financing Activities
Net cash used in financing activities was $5.3 million and $15.6 million for the first nine months of fiscal 2009 and 2008, respectively. The first nine months of fiscal year 2009 included repurchases of common stock for $2.2 million compared to repurchases of common stock for $14.2 million during the same period in the prior year. In fiscal 2009, all common stock repurchases were acquired on the open market while in fiscal 2008 the repurchases included one million shares acquired in a single, privately negotiated transaction. Proceeds from the issuance of common stock, primarily related to the exercise of equity awards, were $0.5 million and $2.6 million in the first nine months of fiscal 2009 and 2008, respectively. In addition, $2.3 million and $2.4 million in dividends were paid to owners of QAD common stock during each of the first nine months of fiscal 2009 and 2008, respectively.
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
The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At October 31, 2008, a prime rate borrowing would have had an effective rate of 3.75% and a 30-day LIBOR borrowing would have had an effective rate of approximately 3.33%.
As of October 31, 2008, there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is a non-recourse loan, which is secured by real property located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014. A portion of these proceeds were used to repay our then-existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at October 31, 2008 was $17.1 million.
Obligations Associated with Acquisitions
In connection with the acquisitions of Precision and Bisgen in fiscal 2007, part of the purchase price consideration for each of these companies included deferred payments. Consideration for Precision included total deferred payments of $7.2 million. In September 2007, we made the first anniversary payment of $3.7 million and in September 2008, we made the second anniversary payment of $3.5 million. Consideration for Bisgen included deferred payments of $0.7 million. In fiscal 2008 and for the first nine months of fiscal 2009, we paid $0.5 million. An additional $0.2 million is due to be paid by June 2011. Additionally, the purchase price consideration for the FBO Systems acquisition in fiscal 2007 included performance payments based on revenue growth, of which $0.5 million is issuable by the end of fiscal 2009.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the nine months ended October 31, 2008 and 2007, approximately 34% and 30% of our revenue was denominated in currencies other than the U.S. Dollar. Approximately 44% and 40% of our expenses were denominated in currencies other than the U.S. Dollar for the nine months ended October 31, 2008 and 2007, respectively. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. Dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction losses totaled $0.6 million for both the nine months ended October 31, 2008 and 2007. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Exhibits

10.72	Employment agreement between the Registrant and Daniel Lender, dated October 10, 2008

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)
Date: December 10, 2008	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Vice President, Corporate Controller (Chief Accounting Officer)

Exhibit Index

Exhibit
No.	Description

10.72	Employment agreement between the Registrant and Daniel Lender, dated October 10, 2008

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002