Form 10-K
period 2009-01-31
QAD INC
filed 2009-04-14
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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
Registrant’s telephone number, including area code: (805) 566-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
As of July 31, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 30,663,847 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2008) was approximately $84.8 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 31, 2009, there were 30,766,223 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 10, 2009.

QAD INC.
FISCAL YEAR 2009 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe”, “anticipate”, “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in Item 1A entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2010.
PART I
ITEM 1. BUSINESS
ABOUT QAD
QAD Inc. (QAD, the Company, we or us), a Delaware corporation, is a global provider of enterprise software applications, professional services and application support for manufacturing companies. QAD software is used at approximately 6,000 sites by manufacturing companies that operate mainly in six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. QAD employs about 1,500 people around the world. QAD’s vision for manufacturing is an environment in which all suppliers, manufacturers and customers collaborate jointly and seamlessly to eliminate inefficiencies and automate processes at all stages of the supply chain. QAD refers to this vision as the Perfect Lean Market and embraces it in its product direction.
QAD Enterprise Applications, which includes modules formerly marketed as MFG/PRO, is QAD’s core product suite. QAD Enterprise Applications provides a broad spectrum of capabilities designed to support customers’ common business processes. QAD designs its software so that it is easy to implement and easy to use. We believe QAD customers are able to implement QAD solutions faster than other competing solutions and realize lower operating costs over time.
QAD has a global services and customer support capability to assist customers in both deployment and ongoing operation of QAD Enterprise Applications. QAD’s services and support organizations deliver a variety of offerings aimed at assisting customers with common challenges surrounding their use of QAD Enterprise Applications.

THE QAD STRATEGY
QAD’s primary objective is to develop and deliver best-in-class software applications to meet the evolving needs of our customers. We focus on manufacturers in six target industries and a number of niches within these markets. Our underlying vision for the Perfect Lean Market steers our product development and, we believe, enables us to align with the current as well as the future requirements of our customers. As the scope of our offerings increases, we are able to provide additional benefits and solutions to our existing customers as well as develop attractive solutions for potential customers. Our strategies for achieving our primary objective include the following:
•	Expand Our Footprint Within the Existing Customer Base. As of January 31, 2009, QAD software was licensed in more than 90 countries. QAD enjoys a historical maintenance renewal rate in excess of 90 percent, demonstrating strong continued commitment and loyalty from its customers. QAD strives to work closely with its customer base to identify emerging business requirements and to rapidly develop solutions addressing their needs. We leverage our reputation and success with existing customers to build business for our offerings in additional customer divisions and sites.

•	Leverage Our Market Position and Expertise in Key Industries. We have developed expertise in specific market niches within the six industries we serve. This focus on specific market niches—such as automotive parts in the automotive industry and medical devices in the life sciences industry—allows QAD to precisely target its application development and differentiate itself from competitors who have more broadly targeted applications. An example of QAD’s niche market focus is the development of its Enhanced Controls module, which enables medical device companies to meet the regulatory compliance requirements of cGMP (Current Good Manufacturing Practice) as defined by local regulatory agencies such as the U.S. FDA (Food and Drug Administration) and the European Medicines Agency (EMA).

•	Leverage Our Market Position and Reputation in Emerging Manufacturing Markets. Many of QAD’s customers are global multinational manufacturers. These companies are often first to establish operations in new and emerging manufacturing markets around the world. In supporting these companies, QAD has focused on establishing operations in emerging markets. The global capabilities of QAD Enterprise Applications, together with local operations, allow QAD to develop a presence in these markets where growth is positive.

•	Extend Our Product Offerings. To remain competitive, QAD’s strategy is to continually broaden the capabilities of its applications. In pursuit of this goal, we continue to invest significantly in research and development (R&D) efforts. We expect to continue to focus on acquisitions of software, technology and service companies as necessary. In fiscal 2009 we increased our capabilities to support Product Information Management and Product Lifecycle Management to further benefit our customers.

•	Provide Capabilities to Support an On Demand Environment. In fiscal 2009, QAD continued to offer some of its applications on demand in a Software as a Service (SaaS) model. Those products included QAD Enterprise Applications and QAD Supply Visualization (SV). QAD continues to monitor the evolution of this deployment method and currently expects this market to continue to develop.

•	Enhance Our Services Offerings. QAD Global Services is focused on areas where we can help our customers reduce operating costs and improve key business processes. We continue to grow our Application Management Services offering with application lifecycle management, systems management, database administration and help desk support. We have a team of experts in the Business Consulting Services practice to help customers increase their return on investment in QAD Enterprise Applications and identify areas for business improvement. We have introduced an Integrated Development Toolkit for customers to create non-intrusive custom programs to reduce development time and provides an easier upgrade path. QAD Global Services continues to provide support for the QAD On Demand offering and has added several global customers in fiscal 2009.

•	Provide Training and Education. QAD customers are often faced with the challenge of ensuring their employees are trained in both the use of QAD Enterprise Applications as well as the application of underlying business processes. This can be particularly challenging during times of organizational change or when employees change roles within the company. To assist customers in this area, QAD has a broad range of online eLearning tools that are available to customers as part of their maintenance and support agreement. QAD also provides customer-specific and classroom training. QAD has a diagnostic services offering (Learning Assessment), which enables customers to identify training requirements and implement actionable plans to address them.

•	Leverage Our Global Network of Alliances. QAD has strategic alliances with partners, enabling the Company to expand its sales reach, improve marketing impact, provide technological advantages and strengthen its strategic position in the industries it serves. We leverage the expertise of distribution, software, services and technology alliances to meet the diverse needs of our customers around the world. We augment our direct sales organization with a global network of distributors and sales agents, as well as service organizations that offer consulting and implementation services to expand our reach.
QAD SOLUTIONS
QAD products and services are designed to address the majority of common business processes of global manufacturing companies. QAD focuses on identifying emerging requirements and business practices and embracing them in its product set. In the development of QAD Enterprise Applications, QAD has focused on ensuring that its software is simple to implement through delivery of predefined business processes that reflect common best practices for the industries it serves. QAD products are built with simple configuration controls, enabling companies to map their business processes rapidly using QAD Enterprise Applications. Across QAD’s core Enterprise Applications suite, QAD delivers a process mapping tool that simplifies the implementation task and allows users to navigate unfamiliar business processes simply and effectively with visual representation.
QAD also has a philosophy of developing software that is both simple to learn and use. In pursuit of this goal, QAD has invested significant research and resources in the areas of human engineering and usability. The user interface for QAD Enterprise Applications embraces current best practices in usability and, we believe, provides a simple, user-friendly interface and positive user experience. QAD also has a philosophy of developing software that is simple to integrate and, where relevant, embraces open standards for communication and technology. QAD Enterprise Applications can be deployed in a variety of computer infrastructures, supporting on demand and on premise deployment as well as a number of underlying databases, hardware platforms and operating systems.
In order to assist customers in the deployment and ongoing use of QAD Enterprise Applications, QAD has developed a significant services and support capability with approximately 625 personnel worldwide.
QAD’s philosophy of building software that is simple to implement, learn and use, and the resulting architecture of its products, sets it apart from other software providers with broad enterprise suites and minimal predefined business processes. As a result, QAD customers experience faster implementations and, in the event of business change, are able to adapt quickly with less disruption to the business than customers using other software applications.
QAD ENTERPRISE APPLICATIONS
QAD Enterprise Applications is an integrated suite of software applications, that supports the core business processes of manufacturers. The suite has been built with specific functionality to address the needs of customers in our target industries. It allows single and multi-plant manufacturers, both global and local, to control all aspects of their operations and coordinate their entire supply chain. QAD Enterprise Applications can support a number of different deployment methods, including On Premise (system is installed on a customer’s computer), On Demand (system is accessible remotely via the Web), On Appliance (system is delivered on a machine that QAD remotely supports and administers) or a hybrid of these options. Customers can choose between these methods to suit their needs. This blended deployment option is a differentiator for QAD that allows customers a choice in how they deploy their business solutions. The QAD Enterprise Applications suite has evolved over time to address a broader range of business processes as our customers’ needs have changed. Today, QAD Enterprise Applications consists of both the core suite and extended applications, which enable manufactures to address specific peripheral functions within their businesses, such as plant maintenance. The solution suites that comprise QAD Enterprise Applications are detailed below.

CORE APPLICATIONS
QAD Enterprise Financials
As part of QAD Enterprise Applications, QAD delivers a complete set of financial applications, covering both transactional accounting (i.e. accounts payable, accounts receivable and cash management) and corporate accounting (i.e. general ledger and reporting). QAD has two derivatives of its financial suite, QAD Standard Financials and QAD Enterprise Financials. QAD Standard Financials offers complete functionality required by global manufacturers. QAD Enterprise Financials is the latest evolution of QAD’s financial suite and offers enhanced capabilities around reporting, governance and compliance, budgeting and control. The Enterprise Financials suite addresses the emerging needs of complex global organizations. After an aggressive, global early adopter program, several customers are now live with the product.
QAD Customer Management
The QAD Customer Management suite addresses the major aspects of both customer-facing and demand-facing operations for a manufacturer, from accurate demand forecasting and management to sales force automation and order management. In addition, Trade Management capabilities allow manufacturers and distributors to more effectively plan, manage and track promotional spending activities. The Customer Management suite allows customers to configure their businesses with orders made via electronic data interchange (EDI), eCommerce over the Web or by a customer service representative, and to manage their order flows and customer services requirements based on their industry or chosen business model. In fiscal 2009, QAD acquired the assets of FullTilt Solutions Inc., a Product Information Management (PIM) software developer. FullTilt’s enterprise PIM solution addresses the growing need for product-centric Master Data Management (MDM).
QAD Manufacturing
The QAD Manufacturing suite provides capabilities for manufacturers to support and control their materials management and manufacturing processes. This suite has been designed to support mixed mode manufacturing and multi-plant operations. It allows companies to deploy business processes in line with best practices. At the core of the QAD Manufacturing suite is a comprehensive master production scheduling and material requirements planning engine, which is fully integrated with the QAD Customer Management and QAD Supply Chain suites. Customers can configure their execution systems to support discrete work order scheduling, flow production or a combination, depending on their business model. This suite also offers capabilities that support customers who embrace Lean principles in their manufacturing operations and enables them to tightly manage inventory, establish and execute Kanban processes and implement effective pull systems—both inside the manufacturing plant and with suppliers. QAD’s capabilities in support of Lean can be accommodated in parallel with contemporary manufacturing resource planning (MRPII). Full lot and serial traceability exist throughout the QAD Manufacturing, QAD Customer Management and QAD Supply Chain suites, allowing compliance with industry and geography-specific regulations such as cGMP (Current Good Manufacturing Practice) in the life sciences industry and ISO TS 16949 (quality management regulation) in the automotive industry. The integration between scheduling, planning, execution and materials allows tight control and simple management of processes.
QAD Supply Chain
The QAD Supply Chain suite provides functionality for linking and managing trading partner relationships for the purchase of stock items, supplies and services to coincide with plans and operations. With QAD Supply Chain solutions, companies can manage the procurement process, from requisitions to purchase orders, receiving to invoicing, as well as track supplier performance. Integrated quality management functions send test results from the inspection of incoming items to the system for increased responsiveness to customers and suppliers. This suite has the capability to support high-volume repetitive deliveries with supplier schedules that specify dates (and even hours of delivery for the near term) and update long-term plans. This approach allows the supplier to order materials and plan production and deliveries based on timely data. QAD Supply Chain solutions can increase return on investment by enabling manufacturers to increase quality, speed production and reduce costs in the supply chain.

EXTENDED APPLICATIONS
In addition to the core suite of applications, a number of business processes are supported in the extended QAD Enterprise Applications suite.
QAD Service and Support
QAD Service and Support capabilities allow customers to manage and support their software applications after manufacture and sale. This suite tracks complex systems and installations allowing service calls to be tracked and scheduled in addition to maintaining tight control of built and installed records. This part of a product lifecycle has become more important to customers. Typical users include communication system manufacturers and medical device manufacturers.
QAD Enterprise Asset Management
QAD Enterprise Asset Management offers capabilities to manage and track capital projects such as factory re-fits, production line and installations, as well as track plant and equipment maintenance needs and schedules. This suite allows accurate management of materials and spares in addition to optimizing ‘uptime’ of critical processes for asset-intensive organizations including effective management of maintenance, repair and operations (MRO) parts. MRO Inventory and Purchasing allows businesses to achieve an efficient balance between having the right inventory on hand and minimizing inventory investment. This suite is a critical component of most manufacturers’ systems today.
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
QAD Analytics
QAD Enterprise Applications contains a wealth of information for use by customers to improve their manufacturing operations. Using QAD Analytics, this information can be used to perform complex analysis, enabling better decision-making and improved performance management.
QAD Interoperability
QAD Enterprise Applications is built on a Services Oriented Architecture. Different elements of the core and extended suite communicate via QAD’s messaging and services layer called QAD QXtend, which allows customers to integrate QAD Enterprise Applications to other core applications used in their business, from in-house software to other Web Services. This ‘open’ interoperability offers QAD customers a free choice of technologies in their software environments. We believe this ease of integration also provides a cost of ownership advantage for our customers.
QAD CUSTOMER SUPPORT
QAD Customer Support provides the resources, tools and expertise needed to maximize the use of QAD Enterprise Applications. In addition to operating over 15 support centers around the world, QAD Customer Support offers access to an extensive knowledgebase, online training materials, a virtual training environment, remote diagnostics, a software download center and live chat, all of which help customers resolve issues faster and maintain their systems for optimal performance.

QAD GLOBAL SERVICES
QAD Global Services offers a broad range of consulting services to help customers support and improve their global operations. With over 400 consultants in 23 countries, QAD provides global coverage and local expertise to help companies get the most from their QAD investment. QAD Global Services offers the following:
•	Implementation Services — which includes implementations, core model development and rollout, customization development, training, installations and reporting services;

•	On Demand and Application Management Services — which includes service delivery management, application lifecycle management, help desk support, systems management and infrastructure management services;

•	Migration and Upgrade Services — which includes technical conversions, service pack upgrades, customization upgrades, migrations to current releases of QAD Enterprise Applications and upgrade assessments; and

•	Business Consulting Services — which includes strategic consulting, business optimization services, business metrics improvement, health checks, ROI tools and MMOG/LE (Materials Management Operations Guidelines/Logistics Evaluation) assessments.
By applying best practices designed specifically for manufacturers, along with a proven methodology and thousands of successful engagements, QAD Global Services uses its experience and tools to deliver a faster time to benefit compared to other consulting software companies or systems integrators.
QAD EDUCATION
QAD Education delivers an extensive course curriculum in a variety of formats including instructor-led training (either classroom or live via distance learning), independent eLearning modules and self-study training guides which allow students direct access to the software for hands-on work. These flexible educational offerings make it both cost-effective and convenient for QAD customers to ensure that their employees are fully leveraging the extensive capabilities of QAD Enterprise Applications.
Course offerings are geared toward QAD Enterprise Applications end users, IT professionals and department managers. Courses address ‘best practices’ in topics that include among others: Financials, System Administration, Manufacturing Planning, Manufacturing Execution and Customization. Our instructors are recognized experts in matching QAD Enterprise Applications to students’ particular fields of manufacturing expertise.
QAD PRODUCT ALLIANCES
We have a number of ongoing business alliances that extend the functionality of our software through integrated best-in-class applications and support various hardware platforms. We have also entered into select agreements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software. We continue to form alliance arrangements in order to deliver more complete solutions for the vertical markets we target. Our alliances include, but are not limited to Progress Software Corporation and Microsoft.
CUSTOMERS
As of January 31, 2009, QAD software was licensed at approximately 6,000 sites in more than 90 countries. No single customer accounted for more than 10% of total revenue during any of the last three fiscal years. QAD Enterprise Applications are used by manufacturers of all sizes, from small, single site manufacturers with revenues as low as $5.0 million to large, global manufacturers with revenues in excess of $20.0 billion. The following are among the companies and/or subsidiaries of those companies that have each generated more than $1.0 million in software license, maintenance and services billings over the last three fiscal years:
Automotive
ArvinMeritor, Caterpillar, DURA Automotive Systems, EMCOM Technologies, Faurecia, Federal Mogul, Ford Motor Company, Freudenberg & Co., GKN, Johnson Controls, Lear, Remy International, TRW Automotive

Consumer Products
AKZO Nobel, Albany International, Amcor, Avery Dennison, Avon Products, Black & Decker, David Yurman, de la Rue, Proctor & Gamble, PZ Cussons, Sherwin-Williams, Watts Water Technologies
High Technology
Anritsu, FCI, Fujikura, Gemalto, General Electric, Hewlett Packard, Hitachi, Invensys, Itron, Laird Group, Lincoln Electric Holdings, Moog, Philips Electronics, SanDisk, Superior Essex
Food and Beverage
Associated British Foods, AVI, Bakkersland, Bush’s Pet Foods, Coca-Cola Enterprises, Farm Frites, Imperial Tobacco, John B. Sanfilippo & Son, Kraft Foods, Lion Nathan, PepsiCo, Qantas Flight Catering, Ralcorp, SPC Ardmona, Unilever
Industrial Products
A.O. Smith, Alcoa, Coorstek, Crane, Eaton, Firmenich, Harris, Manitowoc Company, Pentair, PPG Industries, Rockwell Automation, Saft, Saint-Gobain, Schlumberger, Thales
Life Sciences
Arthrex, Biovail, C.R. Bard, Genzyme, Johnson & Johnson, Kyphon, Laerdal Medical, Medela, Medtronic, Spacelabs Healthcare, Stryker, Tecnofarma, Teleflex
COMPETITION
In recent years, industry consolidation has been a primary factor shaping the Enterprise Resource Planning (ERP) software marketplace. Today’s market is primarily served by three companies with significant market share—SAP AG, Oracle Corporation and Infor Global Solutions. The balance of the market is served by niche players including QAD, Epicor and Lawson.
We believe the competition can be divided into two broad categories of providers—global and local. In addition, there is emerging competition in the delivery of Software as a Service (SaaS). QAD is well positioned to compete with providers in each of these categories based on proven global deployment, deep manufacturing capabilities and a blended deployment model.
QAD offers an Enterprise Application suite that addresses the needs of global ERP for manufacturers. This is the principal market for QAD. In this space, QAD competes against primary market players as well as a number of smaller, local companies that provide a variety of offerings. QAD differentiates itself in this space by focusing on manufacturing capabilities and by further focusing on sub-segments of the markets it serves. SAP and Oracle, on the other hand, have indiscriminate market footprints developing applications suited for many industries, not specifically for manufacturers. As a result, QAD applications are generally easier and less expensive to implement and support over time than those of its larger competitors.
The scalability of QAD Enterprise Applications allows companies with as few as five users or thousands of users to use the same applications. Further, this scalability means the same applications that are deployed by global multinational companies can also be deployed by local companies, operating in a single country or even in a single location. When comparing QAD’s offerings with other ERP competitors such as SAP, Oracle, Epicor and Lawson, QAD is often seen as an attractive software choice due to its flexibility, ease of implementation, multiple language and currency support, and local support.

QAD first offered its Enterprise Applications in a Software as a Service model in fiscal 2009. QAD has delivered QAD Supply Visualization (SV), the company’s supply chain visibility solution on demand for more than five years. Of our competitors, SAP and Oracle continue to deliver hosted offerings and a number of smaller players have discrete offerings available On Demand. Currently demand for this market is relatively small and represents less than 5% of QAD’s annual license revenue, which is in line with overall market trends. QAD believes it will be well positioned as this market continues to evolve.
From a competitive perspective, ERP providers of all sizes—global, regional and local—often compete for the same business in a given market. QAD continues to differentiate itself by providing deep industry expertise and solutions that are simple to use and implement and have a lower operating cost over time.
TECHNOLOGY
QAD places considerable focus on the underlying technology used to develop QAD Enterprise Applications. Our goal is to allow customers to choose how they deploy their software applications. QAD Enterprise Applications is designed to integrate easily with other systems, implement rapidly and adapt to customers’ requirements. In pursuit of this goal, QAD’s philosophy is to embrace ‘open’ components to allow customers to operate on a number of different operating systems, hardware platforms and underlying databases when deploying their software applications. In recent years, QAD has transitioned its applications architecture to a Services Oriented Architecture, further enabling components of QAD Enterprise Applications to communicate with one another through industry-standard messaging techniques. Additionally, our customers can harness other Web services to deliver the full benefit to their businesses.
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
At the foundation of QAD Enterprise Applications is QAD’s Domain architecture. This architecture allows global customers greater flexibility in deciding how to deploy their system. It permits them to select centralized, decentralized or hybrid computing architectures with parts of their enterprise running from both central resources and local resources. Using QAD’s Domain architecture, QAD customers have the ability to configure their systems to support dynamic business models, as well as change their systems with minimal configuration in order to reflect modifications in their business structure. QAD’s Domain architecture has been designed to enable QAD customers to deploy their systems across a global enterprise more rapidly than older system architectures and to allow them to reconfigure their systems easily in the event of changes, such as divestment or acquisitions.
QAD continues to design applications that are simple to use. In recent years, QAD has invested heavily in the development of software that is simple and intuitive to users, requires minimal training and delivers high functionality. We call this ‘software for the next generation of users.’ QAD has made significant investment in the development of its User Interface technology and today has a unified interface with which the Company delivers most of its software applications. User Interface technology enables users to harness common functions such as reporting and inquires, regardless of which part of the software application they use. Customers also benefit from simple navigation and the ability to visualize their roles in the context of visual process maps. QAD’s goal is to ensure that users find QAD Enterprise Applications simple and pleasing to use in their day-to-day roles.
RESEARCH AND DEVELOPMENT
QAD operates a significant research and development (R&D) organization that is responsible for both the development of new products and the evolution of existing products to address customers’ changing needs and meet market requirements. QAD’s R&D organization is structured to reflect the fundamental product areas that the company develops. We have teams focused on the underlying foundation and technology of our applications, teams focused on User Interface and usability, and teams focused on the functional areas of our application suite such as financials, supply chain, manufacturing, customer management and analytics.

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
Our R&D expenses totaled $43.1 million, $41.1 million and $40.1 million in fiscal years 2009, 2008 and 2007, respectively.
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
Our indirect sales channel consists of over 70 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. We also leverage our relationships with implementation service providers, hardware vendors and other third parties to identify sales opportunities on a global basis.
Our marketing strategy is to build QAD’s brand and develop demand for our products by openly and consistently communicating with QAD customers, prospects, partners, investors and other key audiences. Our main objective is to shape and strengthen these valuable business relationships, leading to increased awareness and revenue-driving leads. Through globally integrated marketing campaigns, which are frequently executed at the regional and local levels, we are able to maintain close contact with our key audiences through media, analyst and investor relations, customer events, Web-based communications and the development of sales tools to support our field sales organization and our direct and indirect marketing efforts.
EMPLOYEES
As of January 31, 2009, we had approximately 1,500 full-time employees, of which approximately 625 were in support and services, 350 were in research and development, 300 were in sales and marketing and 225 were in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union. We believe that, in general, our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2009.

NAME	AGE	POSITION(S)

Pamela M. Lopker	54	Chairman of the Board and President
Karl F. Lopker	57	Chief Executive Officer
Daniel Lender	42	Executive Vice President and Chief Financial Officer
Kara Bellamy	33	Sr. Vice President, Corporate Controller and Chief Accounting Officer
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
Daniel Lender was first appointed Executive Vice President and Chief Financial Officer in July 2003. Previously, he served as QAD’s Vice President of Global Sales Operations and Vice President of Latin America. Mr. Lender joined QAD in 1998 as Treasurer following a nine-year tenure with the former Republic National Bank of New York, last serving as Vice President and Treasurer of the Bank’s Delaware subsidiary. He earned a master of business administration degree from the Wharton School of the University of Pennsylvania and a bachelor of science degree in applied economics and business management from Cornell University.
Kara Bellamy has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 2008. Previously she served as QAD’s Corporate Controller beginning December 2006. She joined QAD as Assistant Corporate Controller in July 2004 after working for Somera Communications, Inc. as its Corporate Controller from April 2002 through June 2004. Ms. Bellamy began her career at the public accounting firm of Ernst & Young. She is a Certified Public Accountant and received a bachelor of arts degree in business economics with an accounting emphasis from the University of California, Santa Barbara.
SEGMENT REPORTING
Segment financial information for fiscal years 2009, 2008 and 2007 is presented in note 11 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
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
THE EFFECTS OF THE RECENT GLOBAL ECONOMIC CRISIS MAY IMPACT OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION
The current global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments have negatively affected our business, operating results or financial condition in a number of ways and could continue to do so. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or not pay us or delay paying us for previously purchased products and services. These conditions are particularly evident in the automotive industry, which is an important market segment for QAD. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including the timing and amount of any dividend payments or repurchases of our common stock or debt we may declare or make in the future). Finally, our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
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
A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales. We may experience large individual license sales, which may cause significant variations in license fees. We also believe that the purchase of our products is discretionary and generally involves a significant commitment of a customer’s capital resources. Therefore, a downturn in any significant customer’s business could have a significant adverse impact on our revenue and profit.
The services business may fluctuate. Services revenue remains a substantial part of our business. Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license sales. In addition, continuous engagement services, such as Application Management Services (“AMS”) and our On Demand (or SaaS) offerings, may involve fixed price arrangements and significant staffing which inherently involve certain risks. Even in an environment where services revenue is increasing, business conditions associated with the delivery of services may negatively affect the margin on such revenue. To the extent that we are not successful in securing orders from customers to provide services, or to the extent we are not successful in achieving the expected margin on such services, our results may be negatively affected.
A significant portion of our revenue is derived from maintenance renewals. Our maintenance renewal rate is not predictable and is dependent upon a number of factors such as our ability to continue to develop and maintain our products, our ability to continue to recruit and retain qualified personnel to assist our customers, and our ability to promote the value of maintenance for our products to our customers. Maintenance renewals are also dependent upon factors beyond our control such as technology changes and their adoption by our customers, budgeting decisions by our customers, changes in our customers’ strategy or ownership and attempts by our competitors to replace our products with their own. If our maintenance renewal rate was to fall, our revenue would be adversely affected.

Fixed expense level is based on expected revenues. Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue. If revenue levels fall below expectations, expenses could be disproportionately high as a percentage of total revenue, which would adversely affect our operating results.
We may have exposure to additional tax liabilities. As a multinational organization, we are subject to income taxes as well as non-income based taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may differ from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in the United States and in various foreign jurisdictions.
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
RISKS ASSOCIATED WITH SALES CYCLE
Our products involve a long sales cycle and the timing of sales is difficult to predict. Because the licensing of our primary products generally involves a significant commitment of capital or a long-term commitment by our customers, the sales cycle associated with a customer’s purchase of our products is generally lengthy and usually takes several months. This cycle varies from customer to customer and is subject to a number of significant risks over which we have little or no control. The evaluation process that our customers follow generally involves many of their personnel and requires complex demonstrations and presentations to satisfy their needs. Significant effort is required from QAD to support this approach, whether we are ultimately successful or not. If sales forecasted for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have an adverse effect on our quarterly and/or annual operating results.
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
DEPENDENCE ON THIRD-PARTY SUPPLIERS
We are dependent on third-party suppliers, particularly Progress Software Corporation. The majority of QAD Enterprise Applications are written in a programming language that is proprietary to Progress Software Corporation (Progress). These QAD Enterprise Applications do not run within programming environments other than Progress and therefore our customers must acquire rights to Progress software in order to use these QAD Enterprise Applications. We have an agreement with Progress under which Progress licenses us to distribute and use Progress software related to our products. This agreement remains in effect unless terminated either by a written three-year advance notice or due to a material breach that is not remedied.
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
Certain QAD Enterprise Applications are developed using embedded programming tools from Microsoft and from Sun Microsystems for the Microsoft.NET framework and Java Programming environments, respectively. We rely on these environments’ continued compatibility with customers’ desktop and server operating systems. In the event that this does not occur, some of our customers may not be able to easily upgrade their QAD software. We also have an exposure with the present method of licensing the .NET framework in that it is currently provided as part of Microsoft’s Desktop Operating systems. If this policy changed and a price was applied to the .NET framework, our sales may be adversely affected. For both of these elements, we rely on market acceptance and maintenance of these environments and we may be adversely affected if these were withdrawn or superseded in the market.
We also maintain development, product, and supplier services alliances with other third-parties. These alliances include software developed to be sold in conjunction with QAD Enterprise Applications, technology developed to be included in or encapsulated within QAD Enterprise Applications, joint development efforts with partners or customers, and products and numerous third-party software programs that generally are not sold with QAD Enterprise Applications, but interoperate directly with QAD Enterprise Applications. We also have a service provider agreement for the provision of certain infrastructure related to our On Demand offerings. Our strategy may include additional investment in research and development efforts involving third parties, as well as a greater focus on potential acquisitions to aid in expanding the breadth of the product line.
Our partner agreements, including development, product acquisition and reseller agreements contain appropriate confidentiality, indemnity and non-disclosure provisions for the third-party and end-user. Failure to establish or maintain successful relationships with these third-parties or failure of these parties to develop and support their software, provide appropriate services and fulfill other agreement obligations could have an adverse effect on us. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property.
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
PROPRIETARY RIGHTS AND LICENSING
Our success is dependent upon our proprietary technology and other intellectual property. We rely on a combination of the protections provided by applicable copyright, trademark, patent and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. We enter into license agreements with each of our customers and these license agreements provide for the non-exclusive license of QAD Enterprise Applications. These licenses generally are perpetual, although our On Demand (or SaaS) licensing strategy involves term licenses. Our license contracts contain confidentiality and non-disclosure provisions, a limited warranty covering our applications and indemnification for the customer from infringement actions related to our applications.
Our pricing and licensing models may affect our ability to compete. Our pricing policy is based on a standard price list and may vary based on different parameters, including the number of end-users, number of sites, number of modules, number of languages, length of time, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD. We expect to continue to introduce products using our On Demand (or SaaS) licensing model. Our ability to offer competitive pricing models in response to the market is also a risk. There are no assurances that such licensing models will be accepted in the market place or will yield revenue comparable to that of past licensing models.
We license our source code to our customers, which makes it possible for others to copy or modify our software for impermissible purposes. We generally license our software to end-users in both object code (machine-readable) and source code (human-readable) formats. While this practice facilitates customization, making software available in source code also makes it possible for others to copy or modify our software for impermissible purposes. Our license agreements generally allow the use of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties.
We believe that the measures we take to protect our intellectual property afford only limited protection. Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States.
The success of our business is highly dependent on maintenance of intellectual property rights. The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We may initiate, or be subject to, claims or litigation for infringement of proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us, cause product shipment delays, require us to enter royalty or licensing agreements and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.
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

ENTERPRISE APPLICATION SOLUTIONS
The market for enterprise applications is uncertain and we are substantially dependent on our core product suite, QAD Enterprise Applications. A significant element of our strategy is the acceptance of QAD Enterprise Applications, including in particular, modules formerly marketed under the MFG/PRO brand. We derive a significant portion of our revenue from software license and maintenance revenue attributable to this product suite and from other complimentary products that are generally licensed only in conjunction with this suite. The failure of QAD Enterprise Applications, including the modules formerly marketed under the MFG/PRO brand, and related products to continue to have market acceptance for license sales and maintenance renewals would adversely affect our business. In addition, we have invested, and expect to continue to invest, substantial resources developing and enhancing the various product suites that make up QAD Enterprise Applications. If QAD Enterprise Applications fails to gain acceptance in the marketplace, it may not yield the return on investment we expect and would adversely affect us.
We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products. The enterprise application market is faced with rapid technological change, evolving standards in computer hardware, software development and communications infrastructure, as well as changing customer needs. Building new products requires significant development investment. A substantial portion of our research and development resources is devoted to product upgrades that address new technology, regulatory and maintenance requirements, thereby putting constraints on our resources available for new product development. In addition, part of our strategy is to acquire certain products to extend and enhance our product offering. The success of QAD Enterprise Applications will depend on our ability to successfully develop, enhance and globalize these offerings and distribute, service and support them internationally. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.
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
Our efforts to expand our offering beyond the traditional manufacturing ERP market may not succeed. We have traditionally focused our business on providing enterprise applications and services for manufacturing companies’ internal system services for the vertical manufacturing markets we target. However, in the future, we may seek to expand into other markets. For instance, in fiscal 2007 we launched the Precision Software division, a provider of solutions for transportation management. The Precision solution targets customers outside our traditional vertical manufacturing markets. Efforts to expand beyond these markets may not result in significant revenue growth for us. In addition, efforts to expand beyond our traditional markets and, in the case of SaaS offerings, outside our traditional delivery and licensing models, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our existing business.

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
DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF THIRD-PARTY RELATIONSHIPS TO PROVIDE SALES, SERVICES AND MARKETING FUNCTIONS
We are dependent upon the development and maintenance of sales and marketing channels. We sell and support our products through direct and indirect sales, services and support organizations throughout the world. Our indirect sales channel consists of over 70 distributors and sales agents worldwide that we refer to as sales channels. We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory, and may work in conjunction with our direct sales organization. Sales derived through indirect channels are more difficult to forecast and may have lower profit margins than direct sales.
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
We have certain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and to the implementation of our products. QAD Global Services is designed to complement these arrangements so that we can both subcontract our services to third-party providers or be a sub-contractor to these providers on a global basis to meet our customers’ requirements. We believe this method allows for additional flexibility in ensuring our customers’ needs for services are met in a cost effective, timely and high quality manner. Our providers generally do not receive fees for the sale of our software products unless they participate actively in a sale as a sales agent or a distributor. We are aware that these third-party providers do not provide system integration services exclusively for our products and in many instances these firms have similar, and often more established, relationships with our principal competitors.
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
We might require additional capital to support business growth, and this capital might not be available. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new offerings or enhance our existing offerings, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. These risks are enhanced due to the current global financial crisis.
RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
Our operations are international in scope, exposing us to additional risk. For the last three fiscal years, we derived approximately 60 percent of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Of approximately 6,000 licensed sites as of January 31, 2009, approximately 75% are outside the United States, in over 90 countries.
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
We may experience foreign currency gains and losses. We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, including the Euro, Australian dollar, British pound, Japanese yen and the Mexican peso relative to the United States dollar can significantly affect revenues and our operating results. Our foreign exchange risk is further discussed in Item 7A of this Annual Report on Form 10-K.

Economic, political and market conditions can adversely affect our revenue growth and profitability. Our business is influenced by a range of factors that are beyond our control and for which we have no comparative advantage in forecasting. These include: (i) the overall demand for enterprise computer software and services; (ii) conditions in the high technology and manufacturing industry sectors; (iii) general economic and business conditions; and (iv) general political developments and conflicts. A general weakening of the global economy could delay and/or decrease customer purchases. In addition, ongoing conflicts and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations.
RISKS DUE TO BUSINESS INTERRUPTIONS
If a business interruption occurs, our business could be seriously harmed. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We also employ a third party to provide certain infrastructure related to our On Demand and AMS offerings. Although the facilities in which we host our computer systems, and those of our supplier, are designed to be fault tolerant and disaster recovery procedures are in place, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, the effect of software viruses, terrorist acts, acts of war and similar events. In addition, an occurrence of any of these events may cause damage or disruption to us and our employees, facilities, suppliers, distributors and customers, which could have a material adverse effect on our operations and financial results.
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
We are subject to competitive attack on our existing customers. The majority of significant companies in our major mature markets already have an ERP system, either QAD Enterprise Applications or that of a competitor. Our competitors may elect to focus heavily on displacing our solutions within our customer base. If this practice were to intensify from the current business level, it would have an adverse impact on our ongoing revenues and our market reputation.
THE MARKET FOR OUR STOCK IS VOLATILE
The market prices for securities of technology companies, such as QAD, have been volatile. The market price of our common stock and the number of shares traded each day has occasionally varied greatly. In addition, the securities of many technology companies have experienced extreme price and volume fluctuations which have often been unrelated to the companies’ operating performance. In addition, due to the current global financial crisis and other factors, there can be no assurance that QAD will be in a position to continue any dividend or stock repurchase activities it has conducted in the past. Because of these and other factors affecting our operating results, past financial performance should not be considered as an indicator of future stock performance.
As of January 31, 2009, QAD had 30.8 million shares of common stock outstanding, 6.0 million stock options and stock appreciation rights and 0.7 million restricted stock units outstanding, all under stock compensation plans. As a result, a substantial number of shares of common stock will be eligible for sale in the public market at various times in the future. Sales of substantial amounts of such shares could adversely affect the market price of our common stock.
Our stock price could become more volatile and investments could lose value. All of the factors discussed above as well as speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in analysts’ valuation measures for our stock, and market trends could affect our stock price. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse affect on our business.

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
PRINCIPAL STOCKHOLDERS AND DEPENDENCE UPON KEY PERSONNEL
Our principal stockholders are also directors and officers. As of March 31, 2009, Karl and Pamela Lopker jointly and beneficially owned approximately 60% of our outstanding common stock. Karl and Pamela Lopker currently constitute two of the seven members of the board of directors and are also officers of QAD in their capacity as CEO and President, respectively. On a combined basis, current directors and executive officers beneficially owned approximately 60% of the common stock as of March 31, 2009.
Karl and Pamela Lopker are not prohibited from selling a controlling interest in QAD to a third party. Their concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction. As a result, the market price of our common stock could be adversely affected.
We are a “controlled company”. Karl and Pamela Lopker, as husband and wife, own a majority of our common stock and we are a “controlled company” within the meaning of the rules of the NASDAQ. Therefore, we are not required to comply with certain corporate governance rules of the NASDAQ that would otherwise apply to us as a listed company on the NASDAQ.
Specifically, we are not required to have a majority of independent directors on our board of directors and we are not required to have nominating and compensation committees composed of independent directors. Should the interests of Karl and Pamela Lopker differ from those of other shareholders, the other shareholders will not be afforded the protections of having a majority of directors on the board who are independent from our principal shareholders or our management.

We are dependent upon key personnel. Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Founder, Chairman of the Board and President, Pamela Lopker, and Chief Executive Officer, Karl Lopker, neither of whom is bound by an employment agreement.
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
In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 40 offices throughout the world with lease commitment expirations occurring on various dates through fiscal year 2020. QAD’s leased properties include research and development centers in the United States, Belgium, Ireland, Australia, China and India and additional facilities in the United States, France, Germany, Italy, Poland, Portugal, South Africa, Spain, Switzerland, The Netherlands, Turkey, United Kingdom, Australia, China, Hong Kong, India, Japan, Singapore, Thailand, Brazil, Mexico and Canada. QAD will seek to review lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.
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

	Low Price	High Price
Fiscal 2009:
Fourth quarter	$2.56	$5.32
Third quarter	4.01	7.41
Second quarter	6.57	8.02
First quarter	7.39	8.90

Fiscal 2008:
Fourth quarter	$8.25	$9.88
Third quarter	7.57	9.39
Second quarter	7.90	9.71
First quarter	8.07	10.17
Holders
As of March 31, 2009, there were approximately 300 shareholders of record of our common stock, although there is a much larger number of beneficial owners.
Dividends
We declared four quarterly dividends in fiscal 2009 of $0.025 per share of common stock. Continuing quarterly cash dividends are subject to profitability measures and liquidity requirements of QAD.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There was no stock repurchase activity during the three months ended January 31, 2009.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on a quarterly basis, for the period beginning February 1, 2004 and ending January 31, 2009.
The graph assumes that $100 was invested in QAD common stock on February 1, 2004 and that all dividends were reinvested. Historic stock price performance should not be considered indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods
(Quarterly from Fiscal
Year 2005 through		NASDAQ Composite Total
Fiscal Year 2009)	QAD Inc.	Return Index	NASDAQ Computer Index
02/01/04	100.00	100.00	100.00
04/30/04	67.18	93.07	89.21
07/31/04	62.73	91.48	89.18
10/31/04	47.97	95.73	92.33
01/31/05	52.10	99.96	97.25
04/30/05	51.99	93.14	90.77
07/31/05	49.73	105.90	101.46
10/31/05	51.07	102.77	99.93
01/31/06	52.09	111.76	108.36
04/30/06	49.54	112.57	104.49
07/31/06	49.85	101.37	93.70
10/31/06	54.56	114.71	109.32
01/31/07	53.85	119.43	112.90
04/30/07	63.55	122.39	115.41
07/31/07	54.42	123.42	119.90
10/31/07	60.81	138.58	142.17
01/31/08	60.29	115.84	114.08
04/30/08	50.66	116.95	117.25
07/31/08	47.01	112.72	109.63
10/31/08	34.49	83.41	80.79
01/31/09	17.56	71.56	68.75

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended January 31,(1)
	2009(4) (5)	2008	2007	2006(3)	2005(2)
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$46,673	$61,491	$54,425	$57,926	$60,545
Maintenance and other	133,717	128,183	122,740	117,139	113,729
Services	83,050	73,073	58,422	50,429	56,932

Total revenue	263,440	262,747	235,587	225,494	231,206

Operating (loss) income	(23,166)	5,588	8,137	15,625	23,386
Net (loss) income	$(23,095)	$5,416	$7,276	$20,539	$24,483

Basic net (loss) income per share	$(0.75)	$0.17	$0.22	$0.63	$0.72

Diluted net (loss) income per share	$(0.75)	$0.17	$0.22	$0.61	$0.70

Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.18

BALANCE SHEET DATA:
Cash and equivalents	31,467	45,613	54,192	59,971	55,289
Working capital	(3,023)	8,846	14,762	20,694	27,559
Total assets	193,673	235,893	227,132	207,331	207,093
Current portion of long-term debt	266	274	272	243	1,725
Long-term debt	16,717	16,998	17,271	17,546	23,911
Total stockholders’ equity	48,096	72,595	76,572	72,159	64,037

(1)	Historical results of operations are not necessarily indicative of future results. Refer to Item 1A entitled “Risk Factors” for discussion of factors that may impact future results.

(2)	Fiscal 2005 includes $6.5 million tax benefit from the reversal of valuation allowances.

(3)	Fiscal 2006 includes $11.5 million tax benefit from the reversals of valuation allowances and contingency reserves.

(4)	Fiscal 2009 includes $14.4 million goodwill impairment charge.

(5)	Fiscal 2009 includes $0.7 million tax benefit from the reversal of valuation allowances.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
FORWARD LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2010.
INTRODUCTION
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
OVERVIEW
QAD Inc. a Delaware corporation, is a global provider of enterprise software applications, professional services and application support for manufacturing companies. QAD software is used by manufacturing companies that operate mainly in six industries: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. QAD Enterprise Applications, which includes modules formerly marketed as MFG/PRO, is QAD’s core product suite. QAD Enterprise Applications provides a suite of capabilities designed to support customers’ common business processes. QAD has a global services and application support capability to assist customers in both deployment and ongoing operation of QAD Enterprise Applications.
Total revenue was flat year over year at $263.4 million in fiscal 2009, compared to $262.7 million in fiscal 2008. Increases in services and maintenance and other revenues were offset by decreases in license revenue. Services revenue increased 14% in fiscal 2009 compared to fiscal 2008, while maintenance revenue increased 4% year over year. License revenue decreased by 24% for fiscal 2009 when compared to license revenue in fiscal 2008. Overall gross margin was 54% for fiscal 2009, compared to 58% for fiscal 2008, down primarily due to unfavorable changes in our revenue mix.
Cash flows from operations were $7.3 million for fiscal 2009, compared to fiscal 2008 cash flows from operations of $15.9 million. The decrease in cash flows from operations was primarily due to a decrease in net earnings and the negative effect of the change in deferred revenue partially offset by the positive effect of the change in accounts receivable. Contributing to a decrease in net earnings was a non-cash goodwill impairment charge of $14.4 million in fiscal 2009.
Global economic conditions deteriorated significantly during fiscal 2009 and particularly during the fourth quarter ended January 31, 2009. We have seen demand for our products and services decline in each of our geographic regions and in the manufacturing industries we serve, most notably in automotive. In response to the difficult economic environment, we took steps in the fourth quarter of fiscal 2009 to reduce our headcount and lower expenses. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments and we will continue to monitor the economic situation and the business environment throughout fiscal 2010.

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
Revenue Recognition. We derive our revenues from the sale or the license of our software products and of support services, subscriptions, consulting, development, training, and other professional services. The majority of our software is sold or licensed in multiple-element arrangements that include support services and often professional services or other elements. We therefore license our software generally in multiple-element arrangements. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue pursuant to the requirements of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A majority of our license revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.
Our typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions.
Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when company-specific objective evidence of fair value exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement, but does not exist for one or more delivered elements. We allocate revenue to each undelivered element based on vendor-specific objective evidence of fair value (“VSOE”), which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. We allocate revenue to undelivered services based on time and materials rates of stand-alone services engagements by role and by country. We review our VSOE at least annually. If we are unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact our revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements.
Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when we introduce a new product or product bundles for which we have not established VSOE for maintenance or services under our VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the maintenance term or services engagement or when delivery of all elements occurs. In the instances in which it has been determined that revenues on these bundled arrangements will not be recognized until VSOE has been established, at the time of recognition, we allocate these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar maintenance or consulting services. The remaining arrangement fees are then allocated to software license fee revenues using the residual method. The associated costs primarily consist of payroll and related costs to perform both the services work and provide support and royalty expense related to the license and maintenance revenue. These costs are included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.
Revenue from product support and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. A majority of our customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of our customers renew their product support contracts annually.

Revenues from consulting services are comprised of implementation, development, training and other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of our software. QAD software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, we enter into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, we recognize revenue as the respective milestones are achieved.
Revenue from our subscription product offerings, including our On Demand products, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized in accordance with SOP No. 97-2 using the residual method.
Although infrequent, when an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when we are requested to customize software or where we view the installation of our software as high risk in the customer’s environment. This requires us to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for as cumulative catch-up adjustments to the reported revenues. If we do not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. We allocate these bundled arrangement fees to support and services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the services and royalty expense and are included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.
We execute arrangements through indirect sales channels via sales agents and distributors in which the indirect sales channels are authorized to market our software products to end users. In arrangements with sales agents, revenue is recognized on a sell-through basis once an order is received from the end user, collectibility from the end user is probable, a signed license agreement from the end user has been received by us, delivery has been made to the end user and all other revenue recognition criteria have been satisfied in accordance with SOP 97-2. Sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute our software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. We recognize revenue from transactions with distributors when the distributor submits a written purchase commitment, collectibility from the distributor is probable, a signed license agreement is received from the distributor and delivery has occurred to the distributor, provided that all other revenue recognition criteria have been satisfied in accordance with SOP 97-2. Revenue for distributor transactions is recorded on a net basis (the amount actually received by us from the distributor). We do not offer rights of return, product rotation or price protection to any of our distributors.

Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible due to the inability of the customer to pay. We also provide an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized. Provisions to the allowance for doubtful accounts are included in bad debt expense in general and administrative expenses and provisions for sales adjustments are recorded against revenue. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required. Actual results may differ from our estimates for a variety of reasons.
Goodwill and Intangible Assets. Goodwill and other intangible assets at January 31, 2009 were $6.2 million and $0.5 million, respectively, and accounted for 3% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
Goodwill is tested for impairment at least annually utilizing an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or the “market approach,” which utilizes financial and valuation ratios of publicly traded companies that are considered comparable to QAD to determine if our valuation ratios are a fair measure of QAD’s enterprise value. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges. For further discussion of goodwill, see note 5 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
Other intangible assets are tested for impairment when, in our judgment, events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS 144. Other intangible assets arise from business combinations and consist of customer relationships, restrictive covenants related to employment agreements and trade names that are amortized, on a straight-line basis, over periods of up to five years. For further discussion of other intangible assets, see note 5 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
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

Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2009, we had $26.8 million of deferred tax assets, net of valuation allowances, consisting of $37.4 million of gross deferred tax assets offset by valuation allowances of $10.6 million. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent that it is more likely than not that certain deferred tax assets will not be realized based on our estimation of future taxable income in each jurisdiction. There was a net decrease of valuation allowances recorded in fiscal 2009 of $3.2 million. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.
Effective February 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48, we recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50% likelihood of being realized when it is ultimately settled. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.
We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and accordingly, no U.S. taxes have been provided thereon.
Stock-based Compensation Expense. We are required to estimate the fair value of share-based payment awards on the date of grant. The estimated fair value of stock appreciation rights and other equity instruments is determined using the Black-Scholes valuation model, which requires us to make certain assumptions about the future. Determining the estimated fair value is affected by our stock price as well as assumptions regarding subjective and complex variables, such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Determining the estimated fair value of our stock-based awards at the grant date requires judgment, including estimating volatility and the expected life of the award. Additionally, in recognizing the resultant expense, we must estimate the percentage of awards that will be forfeited and other inputs. If actual forfeitures differ significantly from the estimates, stock-based compensation expense and our results of operations could be materially impacted.
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

RECENT ACCOUNTING STANDARDS
Determination of the Useful Life of Intangible Assets
In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We do not expect the adoption of this FSP to have a material effect on our financial position, results of operations or cash flows.
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
Minority Interests
In December 2007, the FASB issued SFAS 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, amendment of ARB 51” (SFAS 160). The objective of the Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective beginning February 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our Consolidated Statements of Operations:

	Years Ended January 31,
	2009	2008	2007
Revenue:
License fees	18%	23%	23%
Maintenance and other	51	49	52
Services	31	28	25

Total revenue	100	100	100
Costs and expenses:
Cost of license fees	4	4	4
Cost of maintenance, service and other revenue	42	38	36
Sales and marketing	28	27	27
Research and development	17	16	17
General and administrative	13	13	13
Amortization of intangibles from acquisitions	—	—	—
Goodwill impairment loss	5	—	—

Total costs and expenses	109	98	97
Operating (loss) income	(9)	2	3
Other income	—	—	(2)

(Loss) income before income taxes	(9)	2	5
Income tax (benefit) expense	—	—	2

Net (loss) income	(9)%	2%	3%

Comparison of fiscal 2009 revenue to fiscal 2008
Total revenue for fiscal 2009 was $263.4 million, an increase of $0.7 million, or less than 1%, from $262.7 million in fiscal 2008. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, total revenue for the current year would have been approximately $262.9 million, or $0.2 million higher when compared to the same period last year. When comparing categories within total revenue at constant rates, our current results included an increase in revenue in the services and maintenance and other revenue categories partially offset by a decrease in the license revenue category. Revenue outside the North America region as a percentage of total revenue was 57% in fiscal 2009, as compared to 56% in fiscal 2008. Revenue increased in the Europe, Middle East and Africa (EMEA), Asia Pacific and Latin America geographic regions during fiscal 2009 compared to fiscal 2008 while total revenue attributable to the North America region decreased during fiscal 2009 compared to fiscal 2008. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Our fiscal 2009 revenue by industry was approximately 31% in automotive, 13% in consumer products, 10% in food and beverage, 14% in high technology, 21% in industrial products and 11% in life sciences. These percentages were fairly consistent with fiscal 2008. Although revenue generated from the automotive sector was consistent year over year, there was a decline in revenue in the fourth quarter of fiscal 2009, compared to the fourth quarter fiscal 2008 primarily due to a decline in revenue from the U.S. automotive suppliers. We expect a decline in total revenue in fiscal 2010 compared to revenue recognized in fiscal 2009.

License revenue was $46.7 million for fiscal 2009, down $14.8 million, or 24%, from $61.5 million in fiscal 2008. We believe significant declines in demand for our customers’ products generally resulted in a preservation of capital as well as delays in license purchasing decisions by our customers. This was especially true in the automotive sector, which represents approximately a third of our business. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, license revenue for fiscal 2009 would have been approximately $47.1 million, representing a $14.4 million, or 23%, decrease from the same period last year. We experienced decreases in license revenue in all of our geographic regions, except for our EMEA region. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2009, 33 customers placed license orders totaling more than $0.3 million, five of which exceeded $1.0 million. In comparison, during fiscal 2008 46 customers placed license orders totaling more than $0.3 million, nine of which exceeded $1.0 million. Discounts associated with license revenue were consistent when comparing fiscal 2009 to fiscal 2008. We expect a decline in license revenue in fiscal 2010 compared to license revenue recognized in fiscal 2009.
Products are generally shipped as orders are received or within a short period thereafter and, accordingly, we have historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, we believe that our backlog as of any particular date is not significant or meaningful.
Maintenance and other revenue was $133.7 million for fiscal 2009, representing an increase of $5.5 million, or 4%, from $128.2 million over the same period in fiscal 2008. When we hold exchange rates constant to those prevailing in the same period of fiscal 2008, maintenance and other revenue for fiscal 2009 would have been unchanged at $133.7 million. Maintenance and other revenue increased across all our geographic regions except in the EMEA region, which experienced a decrease in fiscal 2009 compared to fiscal 2008. We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for the fiscal years 2009, 2008 and 2007. We have recently seen some extended negotiations during the renewal process, which poses an increased risk in maintaining our maintenance renewal rate in fiscal 2010.
Services revenue was $83.1 million for fiscal 2009, representing an increase of $10.0 million, or 14%, when compared to services revenue of $73.1 million earned in the same period last year. Holding exchange rates constant to those prevailing during the prior year period, services revenue for fiscal 2009 would have been approximately $82.1 million, reflecting a $9.0 million, or 12%, increase from the same period last year. When comparing fiscal 2009 to fiscal 2008, services revenue increased across all our geographic regions. The increase in services revenue period over period was primarily due to global services implementations related to a small number of large, multi-national customers. During the fourth quarter of fiscal 2009, a large services engagement in the automotive sector was scaled back significantly impacting our fourth quarter services results. We expect a decline in services revenue in fiscal 2010 compared to fiscal 2009 services revenue.
Comparison of fiscal 2008 revenue to fiscal 2007
Total revenue for fiscal 2008 was $262.7 million, an increase of $27.1 million, or 12%, from $235.6 million in fiscal 2007. This increase in total revenue was attributable to increases in all revenue categories. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue. Holding foreign currency exchange rates constant to fiscal 2007, fiscal 2008 revenue would have been approximately $255.1 million, representing an increase of $19.5 million, or 8%. All revenue categories were positively impacted by currency fluctuations in fiscal 2008, reflecting the impact of the weakening U.S. dollar when compared to other currencies. These fluctuations were primarily due to favorable fluctuations in the euro, Australian dollar, Brazilian real and Thai baht. Revenue outside the North America region as a percentage of total revenue was 56% during fiscal 2008, compared to 57% during fiscal 2007. While revenue increased year over year in all geographic regions, North America and Asia Pacific experienced the largest increases in revenue. In fiscal 2008, revenue from sales of our acquired products from our fiscal 2007 acquisitions of Precision and FBO Systems, Inc. (FBOS), contributed approximately $13.9 million to total revenue. In fiscal 2007, revenue from sales of these products was included from the acquisition date and contributed $3.2 million to total revenue.

License revenue was $61.5 million for fiscal 2008, an increase of $7.1 million, or 13%, from $54.4 million in fiscal 2007. Sales from Precision and FBOS acquired products contributed $4.3 million in license revenue in fiscal 2008 compared to $0.4 million in fiscal 2007. Holding foreign currency exchange rates constant to fiscal 2007, fiscal 2008 license revenue would have been approximately $59.9 million, representing a $5.5 million, or 10%, increase from fiscal 2007. All of our geographic regions experienced increased license revenue, with the largest increase in the Asia Pacific region. One of the metrics that management uses to measure license revenue performance is the number of customers which have placed sizable license orders in the period. In fiscal 2008, 46 customers placed license orders totaling more than $0.3 million, of which nine exceeded $1.0 million. This compared to 36 customers who placed license orders totaling more than $0.3 million in fiscal 2007, four of which exceeded $1.0 million. Discounts granted to customers for software licenses remained consistent during fiscal 2008 when compared to fiscal 2007.
Maintenance and other revenue was $128.2 million for fiscal 2008, representing an increase of $5.5 million, or 4%, in comparison to $122.7 million for fiscal 2007. Sales from Precision and FBOS acquired products contributed $2.8 million in maintenance and other revenue in fiscal 2008 compared to $0.3 million in fiscal 2007. Holding exchange rates constant to those prevailing in fiscal 2007, fiscal 2008 maintenance and other revenue would have been approximately $125.4 million, representing a $2.7 million, or 2%, increase over fiscal 2007, due in part to increases related to additional license sales during fiscal 2008 partially offset by cancellations. Year over year, maintenance and other revenue increased in the North America and Asia Pacific geographic regions and were relatively unchanged in the Latin America and EMEA geographic regions. One of the ways management measures our success in securing contract renewals is by measuring the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of those same customers that have renewed, or are in the process of renewing, as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90%, for fiscal years 2008 and 2007.
Services revenue was $73.1 million for fiscal 2008, representing an increase of $14.7 million, or 25%, when compared to fiscal 2007 at $58.4 million. Sales from Precision and FBOS acquired products contributed $6.8 million in services revenue in fiscal 2008 compared to $2.5 million in fiscal 2007. Holding exchange rates constant to those prevailing during fiscal 2007, fiscal 2008 services revenue would have been approximately $69.8 million, reflecting an $11.4 million, or 20%, increase from fiscal 2007. Services revenue increased across all geographic regions year over year except for the EMEA region which remained relatively unchanged.
Comparison of costs and expenses—fiscal 2009, 2008 and 2007
Restructuring

Year Ended
January 31,
(in thousands)	2009
Restructuring Charges:

Cost of maintenance, service and other revenue	$854
Sales and marketing	1,607
Research and development	590
General and administrative	300

Total restructuring charges	$3,351

In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce our operating costs. This program reduced the number of employees by approximately 125 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. Charges associated with these one-time termination benefits have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of January 31, 2009, $0.5 million was paid. The remaining accrual associated with the termination benefits is expected to be substantially paid during the first quarter of fiscal 2010. In the first quarter of fiscal 2010, we expect to record $0.3 million to $0.5 million primarily related to one-time employee severance arrangements for the elimination of approximately 15 full-time positions globally. If our revenue should continue to decline significantly we will look to further reduce our operating expenses to align them with our financial condition, including the possibility of a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.

Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $121.6 million for fiscal 2009, $110.9 million for fiscal 2008 and $93.5 million for fiscal 2007, and as a percentage of total revenue was 46% for fiscal 2009, 42% for fiscal 2008 and 40% for fiscal 2007. Holding exchange rates constant to the most recent preceding fiscal year, total cost of revenue would have been approximately $120.8 million and $106.8 million for fiscal 2009 and 2008, respectively, reflecting the impact of the weakening U.S. dollar in fiscal 2008 and during the first half of fiscal 2009 in comparison to other currencies. At constant exchange rates, the total cost of revenue percentage for fiscal 2009 and 2008 would have been unchanged at 46% and 42%, respectively. Changes in the cost of revenue as a percentage of total revenue were due to a decrease in license revenue and an increase in services revenue as a percentage of total revenue as margins related to services revenue are lower than the margins related to license and maintenance and other revenue.
The non-currency related increase in total cost of revenue of $10.0 million from fiscal 2008 to fiscal 2009 was primarily due to an increase in the cost of maintenance, services and other revenue mainly related to increased services costs to generate additional services revenue. Cost of revenue consisted of higher salaries and related expenses of $4.9 million primarily attributable to increased headcount in services and third party contractors expense of $2.9 million. In addition, during the fourth quarter of fiscal 2009, we initiated a reduction in workforce and as a result severance charges of $0.9 million were incurred primarily related to the reduction of approximately 50 positions in services. We expect a decline in cost of revenue in fiscal 2010 compared to cost of revenue recognized in fiscal 2009 mainly as a result of lower personnel and contractor expenses in services.
Total cost of revenue increased $17.4 million from fiscal 2007 to fiscal 2008. Holding foreign currency exchange rates constant to those in fiscal 2007, total cost of revenue would have increased approximately $13.3 million. At constant exchange rates, the total cost of revenue percentage for fiscal 2008 and 2007 would have been 42% and 40%, respectively. Changes in the cost of revenue as a percentage of total revenue was primarily due to changes in revenue mix as services revenue, which has lower margins, grew at a higher rate than license and maintenance and other revenue.
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
Sales and Marketing. Sales and marketing expense was $73.0 million, $71.0 million and $63.8 million for fiscal 2009, 2008 and 2007, respectively. Holding foreign currency exchange rates constant to fiscal 2008, fiscal 2009 sales and marketing expense would have been approximately $72.9 million, representing an increase of $1.9 million, or 3%. The increase of $1.9 million from fiscal 2008 to fiscal 2009 primarily related to increases in salaries and related expenses of $3.4 million and severance charges of $1.6 million related to the elimination of approximately 35 positions. In addition, in November, 2008 we hosted our EMEA Explore event which cost $0.4 million. In January, 2009 we canceled our fiscal 2010 Explore event and incurred cancellation charges of $0.4 million. These increases in expenses were offset by lower sales agent fees of $1.5 million and lower commissions of $1.0 million primarily relating to lower license revenue, in addition to lower travel of $0.5 million and lower marketing expense of $0.5 million primarily related to our cost cutting initiatives. We expect sales and marketing expense to decrease in fiscal 2010 compared with fiscal 2009 primarily due to lower personnel and savings from the cancellation of our annual Explore event.

Sales and marketing expense increased $7.2 million from fiscal 2007 to fiscal 2008. Holding foreign currency exchange rates constant to those in fiscal 2007, fiscal 2008 sales and marketing expense would have been approximately $68.5 million, representing an increase of $4.7 million, or 7%. The $4.7 million increase from fiscal 2007 to fiscal 2008 primarily related to higher commissions and bonuses of $3.4 million due to accelerators associated with our higher revenue levels and higher sales agent commissions of $0.8 million. Fiscal 2008 also included increased salary expense of $1.4 million associated with an increase in the number of sales and marketing employees, higher travel expenses of $0.5 million and increased recruiting expenses of $0.4 million. Higher travel and recruiting expenses were primarily due to the hiring and training of our sales and marketing team. These increases were partially offset by lower marketing expense of $1.6 million, due in part to not holding our EMEA Explore Conference in fiscal 2008.
Research and Development. Research and development expense, which is managed on a global basis, was $43.1 million, $41.1 million and $40.1 million in fiscal 2009, 2008 and 2007, respectively. Holding foreign currency exchange rates constant to fiscal 2008, fiscal 2009 research and development expense would have been approximately $42.6 million, representing an increase of $1.5 million, or 4%. The increase of $1.5 million from fiscal 2008 to fiscal 2009 was primarily related to increases in salaries and related expenses of $1.5 million and severance charges of $0.6 million related to a reduction in workforce initiated in the fourth quarter of fiscal 2009. These increases in expenses were partially offset by a decrease in travel expense of $0.6 million.
Research and development expense increased $1.0 million from fiscal 2007 to fiscal 2008. Holding foreign currency exchange rates constant to those in fiscal 2007, fiscal 2008 research and development expense would have been approximately $39.7 million, representing a decrease of $0.4 million, or 1%. The decrease of $0.4 million from fiscal 2007 to fiscal 2008 was primarily related to lower travel expense of $0.5 million.
General and Administrative. General and administrative expense was $33.8 million, $33.5 million, and $29.7 million for fiscal 2009, 2008 and 2007, respectively. Holding foreign currency exchange rates constant to fiscal 2008, fiscal 2009 general and administrative expense would have been approximately $33.9 million, representing an increase of $0.4 million, or 1%. The $0.4 million increase from fiscal 2008 to 2009 was primarily due to higher salaries and related expenses of $1.1 million and an increase in bad debt expense of $1.2 million, partially offset by a decrease in professional fees of $0.8 million related to tax consulting, lower bonuses of $0.4 million and lower stock compensation expense of $0.4 million. During the fourth quarter of fiscal 2009, we initiated a reduction in workforce and as a result severance charges of $0.3 million were incurred in the general and administrative category.
General and administrative expenses increased $3.8 million from fiscal 2007 to fiscal 2008. Holding foreign currency exchange rates constant to fiscal 2007, fiscal 2008 general and administrative expenses would have been approximately $32.6 million, representing an increase of $2.9 million, or 10%. The $2.9 million increase from fiscal 2007 to 2008 was primarily due to higher personnel expenses of $1.9 million, primarily related to salary and bonus expense and higher professional fees of $1.4 million related to tax consulting. These amounts were partially offset by lower bad debt expense of $0.4 million.
Goodwill Impairment Charge. SFAS No. 142 requires that we assess goodwill for impairment at least annually or more frequently if indicators of impairment exist. Our annual impairment review is as of November 30th of each year. During the fourth quarter of fiscal 2009 our license revenue declined by over 50% from license revenue in the fourth quarter of the fiscal 2008, indicating a potential impairment. Under SFAS No. 142, the fair value of a reporting unit is compared to its carrying value and, if the fair value exceeds its carrying value, then goodwill is not impaired. If the carrying value of a reporting unit exceeds the fair value, then we must compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of a reporting unit’s goodwill exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. We have determined that we operate under four reporting units that are the same as our reporting segments, as defined in note 11, “Business Segment Information” within Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K. Our impairment analysis indicated that the carrying value of goodwill in our EMEA segment exceeded the implied fair value of goodwill, resulting in an impairment charge of $14.4 million in the fourth quarter of fiscal 2009. As of January 31, 2009, there was no remaining goodwill balance related to the EMEA reporting unit.

Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions totaled $0.7 million, $0.7 million and $0.4 million in fiscal years 2009, 2008 and 2007, respectively. Amortization expense in each of the three years was primarily due to the intangible assets acquired during fiscal 2007 from our acquisitions of Precision, FBOS and Bisgen Ltd. (Bisgen). Amortization increased from fiscal 2007 to fiscal 2008 due to a partial year of amortization from the acquisitions in fiscal 2007. We expect amortization expense for intangibles in fiscal 2010 to decrease to $0.4 million.
Total Other Income. Total other income was $0.4 million, $0.2 million and $3.3 million in fiscal 2009, 2008 and 2007, respectively. The $0.2 million favorable change from fiscal 2008 to fiscal 2009 was primarily related to a $1.0 million favorable foreign exchange change caused by the strengthening of the U.S. dollar against foreign currencies in the second half of fiscal year 2009, partially offset by a decrease in interest income of $0.8 million. Lower interest income was due to both lower interest rates and lower average balances in our investment accounts.
The $3.1 million unfavorable change from fiscal 2007 to fiscal 2008 was primarily related to a $2.6 million unfavorable foreign exchange change caused by the weakening of the U.S. Dollar against foreign currencies. A decrease in interest income of $0.3 million also contributed to the change. Lower interest income was primarily due to lower average balances in our investment accounts.
Income Tax Expense. We recorded income tax expense of $0.4 million, $0.3 million and $4.1 million in the fiscal years ended January 31, 2009, 2008 and 2007, respectively. Our fiscal 2009 income tax expense remained consistent with fiscal 2008 despite the significant book loss in fiscal 2009 compared to income in fiscal 2008. We would have sustained a tax benefit in fiscal 2009 if not for the significant portion of goodwill impairment that was non-deductible for tax purposes. In addition, the profits generated in fiscal 2008 were offset by net operating losses thus the main drivers of income tax expense for both years were withholding taxes, non-deductible equity compensation and Subpart F income.
Our income tax expense decreased from fiscal 2007 to fiscal 2008 primarily due to a decrease in the effective tax rate associated with changes in the jurisdictional mix of income and research and development credits that were applied in the fourth quarter of fiscal 2008.
We have not provided tax benefits for certain jurisdictions in loss positions due to management’s determination that it was more likely than not that tax benefits associated with previously reserved net deferred tax assets in such jurisdictions would not be realized. In fiscal 2009 we released $0.7 million valuation allowance on deferred tax assets for certain entities that management has determined will generate future taxable income.
For further information regarding income taxes, see note 8 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of cash is from the sale of licenses, maintenance and services to our customers. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures and to invest in our growth initiatives, which could include acquisitions of products, technology and businesses and funding of our dividend and stock repurchase programs. See further discussion of these items below.
At January 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $31.5 million and net accounts receivable of $71.0 million. At January 31, 2009, our cash and cash equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 60% of our cash and cash equivalents were held in U.S. dollar denominated accounts as of January 31, 2009 and 2008. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20.0 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to maintain their financial covenants. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2010. The facility expires in April 2011.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and cash equivalents are held by diversified financial institutions globally, and as of January 31, 2009 the portion of our cash and cash equivalents held by Bank of America was approximately 35%. Recently, Bank of America, like many financial institutions, has obtained government assistance.
Net cash flows provided by operating activities was $7.3 million for fiscal 2009 and primarily comprised of our net loss offset by cashflow from accounts receivable and the effect of non-cash expenses associated with the impairment of goodwill related to our EMEA segment, depreciation and amortization and stock compensation expense. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to reduced billings at the end of fiscal 2009 due to a decline in revenue. The primary working capital use of cash was a decrease in deferred revenue and decreased accrued expenses primarily due to lower accrued employee bonuses, commissions and vacation and lower accrued royalties. In fiscal 2010, we expect net cash flows provided by operating activities to be affected by lower revenue combined with payments related to our restructuring plan.
Capital expenditures for fiscal 2009 were $6.3 million and primarily related to computer equipment, software and leasehold improvements. In fiscal 2010, we have no plans for further leasehold improvements and expect our capital expenditures to be reduced by 30% to 50%.
Dividend related payments for fiscal 2009 totaled $3.1 million. The Board of Directors evaluates our ability to continue to pay dividends on a quarterly basis.
Stock repurchase related payments for 2009 was $2.2 million. We do not currently have a stock repurchase program in place; however the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.
We have historically calculated accounts receivable days’ sales outstanding (DSO), using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue represented by the accounts receivable balance as of period end. When reviewing the performance of our business units, DSO under the countback method is used by management. It is management’s belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high annual maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods.
DSO under the countback method was 75 days at January 31, 2009, compared to 58 days at January 31, 2008. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 108 days and 99 days at January 31, 2009 and 2008, respectively. The increase in DSO was primarily related to less billings in fiscal 2009 compared to fiscal 2008 and the overall aging of our accounts receivable balances, specifically within the sixty to ninety day aged category and particularly in the automotive industry. We believe our reserve methodology is adequate and our reserves are properly stated as of January 31, 2009. We will continue to monitor our receivables closely given the economic environment.
There have been no material changes in our contractual obligations or commercial commitments. Cash requirements for items other than normal operating expenses are anticipated for the following: capital expenditures, dividend payments and restructuring costs. In fiscal 2010, we do not have further cash payment obligations related to previous acquisitions with the exception of one additional performance payment of up to $0.4 million related to our acquisition of FBOS. Although not expected in fiscal 2010, we may require cash for acquisitions of new businesses, software products or technologies complementary to our business.
We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS
The following summarizes our significant contractual obligations at January 31, 2009 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)
Notes payable	$0.3	$0.3	$0.3	$0.3	$0.4	$15.4	$17.0
Notes payable interest payments	1.1	1.1	1.1	1.1	1.0	0.5	5.9
Lease obligations	7.9	5.9	3.6	1.6	0.9	1.8	21.7

Total	$9.3	$7.3	$5.0	$3.0	$2.3	$17.7	$44.6

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution within each jurisdiction. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not under audit. As of January 31, 2009, we had $2.8 million of unrecognized tax benefits. For further information regarding these unrecognized tax benefits see Note 8 “Income Taxes” within Notes to Consolidated Financial Statements.
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
The Facility provides that we will maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At January 31, 2009, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.17%.
As of January 31, 2009, we were not in compliance with two of the four financial covenants of the Facility; the 12-month trailing EBITDA and the minimum fixed charge ratio. Bank of America, N.A. agreed to waive compliance with these covenants for the period ended January 31, 2009.
Effective April 10, 2009, we executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA is reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges which might arise under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0.
As of January 31, 2009 there were no borrowings under the Facility.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is a non-recourse loan, which is secured by real property located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014. A portion of these proceeds were used to repay our then-existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at January 31, 2009 was $17.0 million.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rates. In fiscal year 2009 approximately 35% of our revenue was denominated in foreign currencies compared to 30% in fiscal years 2008 and 2007. We also incurred approximately 45% of our expenses in currencies other than the U.S. dollar in each of the last three fiscal years. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.
Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. In fiscal 2009, 2008 and 2007, foreign currency transaction and remeasurement (gains) losses totaled $(0.1) million, $0.9 million and $(1.7) million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Income. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
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
We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2009 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2009 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
QAD maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. QAD’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of QAD’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, QAD’s principal executive officer and principal financial officer have concluded that QAD’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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
Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2009 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective as of January 31, 2009.
Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2009, as stated in their report included in this Annual Report on Form 10-K.
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
We have audited QAD Inc.’s internal control over financial reporting as of January 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QAD Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2009, and our report dated April 14, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
April 14, 2009
ITEM 9B. OTHER INFORMATION
On April 10, 2009, we entered into an amendment and waiver to our credit agreement with Bank of America, N.A. The new agreement amended two of the original debt covenants as described in note 7 “Debt” within the Notes to Condensed Financial Statements included in Item 15 of this Annual Report on Form 10-K. The foregoing is a summary of the material terms of the amendment and waiver and does not purport to be complete. The agreement is filed herewith as Exhibit 10.11(a) and incorporated by reference under this Item 9B.
On December 18, 2008, we entered into change in control agreements with our President, our Chief Executive Officer and our Chief Financial Officer. These agreements provide acceleration of certain equity awards and severance compensation protection following a change in control of QAD. The specific terms of the agreement are described herein under Item 11, “Executive Compensation,” which is a summary only and does not purport to be complete. The agreements are filed herewith as Exhibits 10.7, 10.8 and 10.9(a) and incorporated by reference under this Item 9B.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K.
Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2009, which information is incorporated herein by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is set forth under the caption “Transactions with Related Persons” in the Proxy Statement, which information is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. FINANCIAL STATEMENTS
The following financial statements are filed as a part of this Annual Report on Form 10-K:
QAD INC.
2. INDEX TO FINANCIAL STATEMENT SCHEDULES
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	75
All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.
3. INDEX TO EXHIBITS
See the Index of Exhibits at page 77.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
QAD Inc.:
We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 7 to the consolidated financial statements, effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QAD Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
April 14, 2009

QAD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
	2009	2008
Assets

Current assets:
Cash and equivalents	$31,467	$45,613
Accounts receivable, net of allowances of $3,573 and $3,657 at January 31, 2009 and 2008, respectively	70,954	83,027
Other current assets	19,092	22,742

Total current assets	121,513	151,382

Property and equipment, net	41,438	42,450
Capitalized software costs, net	5,699	8,783
Goodwill	6,237	22,591
Other assets, net	18,786	10,687

Total assets	$193,673	$235,893

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$266	$274
Accounts payable	12,494	12,249
Deferred revenue	80,695	89,349
Other current liabilities	31,081	40,664

Total current liabilities	124,536	142,536

Long-term debt	16,717	16,998
Other liabilities	4,324	3,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,350,481 shares and 35,347,367 shares at January 31, 2009 and 2008, respectively	35	35
Additional paid-in capital	139,930	135,362
Treasury stock, at cost (4,597,758 shares and 4,596,476 shares at January 31, 2009 and 2008, respectively)	(36,614)	(36,336)
Accumulated deficit	(48,478)	(21,596)
Accumulated other comprehensive loss	(6,777)	(4,870)

Total stockholders’ equity	48,096	72,595

Total liabilities and stockholders’ equity	$193,673	$235,893

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended January 31,
	2009	2008	2007
Revenue:
License fees	$46,673	$61,491	$54,425
Maintenance and other	133,717	128,183	122,740
Services	83,050	73,073	58,422

Total revenue	263,440	262,747	235,587

Costs and expenses:
Cost of license fees	9,752	9,794	8,307
Cost of maintenance, service and other revenue	111,819	101,072	85,240
Sales and marketing	73,025	71,016	63,790
Research and development	43,107	41,069	40,053
General and administrative	33,763	33,459	29,695
Amortization of intangibles from acquisitions	734	749	365
Goodwill impairment loss	14,406	—	—

Total costs and expenses	286,606	257,159	227,450

Operating (loss) income	(23,166)	5,588	8,137
Other (income) expense:
Interest income	(1,433)	(2,243)	(2,533)
Interest expense	1,245	1,362	1,136
Other (income) expense, net	(244)	720	(1,874)

Total other income	(432)	(161)	(3,271)

(Loss) income before income taxes	(22,734)	5,749	11,408
Income tax expense	361	333	4,132

Net (loss) income	$(23,095)	$5,416	$7,276

Basic net (loss) income per share	$(0.75)	$0.17	$0.22

Diluted net (loss) income per share	$(0.75)	$0.17	$0.22

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock					Accumulated
	and Additional					Other	Total
	Paid-in Capital		Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Equity	Income (Loss)
Balance, January 31, 2006	35,350	$123,449	(2,814)	$(20,752)	$(24,285)	$(6,253)	$72,159
Cumulative effect of adjustment resulting from the adoption of SAB No.108	—	—	—	—	420	—	420

Adjusted balance at January 31, 2006	35,350	123,449	(2,814)	(20,752)	(23,865)	(6,253)	72,579

Comprehensive income:
Net income	—	—	—	—	7,276	—	7,276	$7,276
Foreign currency translation adjustments	—	—	—	—	—	(1,095)	(1,095)	(1,095)

Total comprehensive income								$6,181

Stock award exercises	2	6	559	4,022	(2,308)	—	1,720
Dividends declared ($0.10 per share)	—	—	—	—	(3,245)	—	(3,245)
Minority shareholder dividend	—	—	—	—	(165)	—	(165)
Stock compensation expense	—	5,400	—	—	—	—	5,400
Restricted stock	—	132	(12)	(132)	—	—	—
Unearned compensation-restricted stock	—	110	—	—	—	—	110
Repurchase of common stock	—	—	(794)	(6,008)	—	—	(6,008)

Balance, January 31, 2007	35,352	129,097	(3,061)	(22,870)	(22,307)	(7,348)	76,572

Cumulative effect of the adoption of FIN 48	—	—	—	—	681	—	681

Adjusted balance at February 1, 2007	35,352	129,097	(3,061)	(22,870)	(21,626)	(7,348)	77,253

Comprehensive income:
Net income	—	—	—	—	5,416	—	5,416	$5,416
Foreign currency translation adjustments	—	—	—	—	—	2,478	2,478	2,478

Total comprehensive income								$7,894

Stock award exercises	7	10	689	5,125	(2,225)	—	2,910
Tax benefit from stock options	—	216	—	—	—	—	216
Dividends declared ($0.10 per share)	—	—	—	—	(3,161)	—	(3,161)
Stock compensation expense	—	6,162	—	—	—	—	6,162
Restricted stock	(12)	(132)	12	132	—	—	—
Unearned compensation-restricted stock	—	44	—	—	—	—	44
Repurchase of common stock	—	—	(2,236)	(18,723)	—	—	(18,723)

Balance, January 31, 2008	35,347	135,397	(4,596)	(36,336)	(21,596)	(4,870)	72,595

Comprehensive loss:
Net loss	—	—	—	—	(23,095)	—	(23,095)	$(23,095)
Foreign currency translation adjustments	—	—	—	—	—	(1,907)	(1,907)	(1,907)

Total comprehensive loss								$(25,002)

Stock award exercises	3	(1)	187	1,382	(798)	—	583
Tax shortfall from stock options	—	(355)	—	—	—	—	(355)
Stock compensation expense	—	5,505	—	—	—	—	5,505
Dividends declared ($0.10 per share)	—	—	—	—	(3,055)	—	(3,055)
Restricted stock	—	(625)	75	559	66	—	—
Unearned compensation-restricted stock	—	44	—	—	—	—	44
Repurchase of common stock	—	—	(264)	(2,219)	—	—	(2,219)

Balance, January 31, 2009	35,350	$139,965	(4,598)	$(36,614)	$(48,478)	$(6,777)	$48,096

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2009	2008	2007
Cash flows from operating activities:

Net (loss) income	$(23,095)	$5,416	$7,276
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,134	9,417	8,260
Provision for doubtful accounts and sales adjustments	1,665	690	629
Tax benefit from reversal of deferred tax valuation allowance	(658)	—	—
Loss (gain) on disposal of property and equipment	11	(73)	12
Goodwill impairment loss	14,406	—	—
Exit costs	385	59	739
Stock compensation expense	5,516	6,206	5,461
Excess tax benefits from stock awards	(75)	(216)	—
Other, net	(474)	(485)	(62)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,593	(13,881)	(4,173)
Other assets	(3,888)	(849)	(516)
Accounts payable	1,496	(1,558)	1,087
Deferred revenue	(3,685)	8,943	(120)
Other liabilities	(3,078)	2,206	283

Net cash provided by operating activities	7,253	15,875	18,876

Cash flows from investing activities:
Purchase of property and equipment	(6,338)	(5,165)	(4,631)
Proceeds from sale of intangible assets	—	—	906
Proceeds from sale of marketable securities	275	—	—
Capitalized software costs	(894)	(1,428)	(1,510)
Restricted cash	—	1,575	(2,612)
Acquisitions of businesses, net of cash acquired	(7,059)	(4,749)	(8,516)
Proceeds from sale of property and equipment	—	104	204

Net cash used in investing activities	(14,016)	(9,663)	(16,159)

Cash flows from financing activities:
Repayments of debt	(288)	(277)	(310)
Dividends paid	(3,067)	(3,188)	(3,249)
Proceeds from issuance of common stock	583	2,910	1,720
Excess tax benefits from stock awards	75	216	—
Repurchase of common stock	(2,219)	(18,723)	(6,008)
Changes in cash overdraft	468	649	975
Minority shareholder payment	—	—	(389)

Net cash used in financing activities	(4,448)	(18,413)	(7,261)
Effect of exchange rates on cash and equivalents	(2,935)	3,622	(1,235)

Net decrease in cash and equivalents	(14,146)	(8,579)	(5,779)
Cash and equivalents at beginning of year	45,613	54,192	59,971

Cash and equivalents at end of year	$31,467	$45,613	$54,192

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended January 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,184	$1,292	$1,218
Income taxes, net of refunds	3,942	2,244	1,176
Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	768	781	808
Obligations associated with acquisitions	—	1,210	8,632
See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
QAD Inc. is a global provider of enterprise software applications, professional services and application support for manufacturing companies. QAD software is used by manufacturing companies that operate mainly in six industries: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. QAD Enterprise Applications, which includes modules formerly marketed as MFG/PRO, is QAD’s core product suite. QAD Enterprise Applications provides a suite of capabilities designed to support customers’ common business processes. QAD has a global services and application support capability to assist customers in both deployment and ongoing operation of QAD Enterprise Applications.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All subsidiaries are wholly-owned and all significant balances and transactions among the consolidated entities have been eliminated from the financial statements.
USE OF ESTIMATES
The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management, with consideration given to materiality, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
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
CASH AND EQUIVALENTS
Cash and equivalents consist of cash and short-term investments with remaining maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2009 and 2008, the Company’s cash equivalents consist of Registered Money Market Funds and the Company has no investments in securities with an underlying exposure to sub-prime mortgages. Additionally, the Company has no holdings in auction rate notes or similar securities.
Restricted Cash
Restricted cash was held in escrow related to the acquisition of Precision Software Limited. The restrictions were released in fiscal 2008. For further discussion see note 3 “Business Combinations” within these Notes to Consolidated Financial Statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
REVENUE RECOGNITION
The Company derives its revenues from the sale or the license of software products and of support services, subscriptions, consulting, development, training, and other professional services. The majority of the Company’s software is sold or licensed in multiple-element arrangements that include support services and often professional services or other elements. The Company licenses its software generally in multiple-element arrangements. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue pursuant to the requirements of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A majority of the Company’s license revenue is recognized in this manner. Revenue is presented net of sales, use and value-add taxes collected on behalf of its customers.
The Company’s typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions.
Provided all other revenue recognition criteria have been met, the Company recognizes license revenue on delivery using the residual method when company-specific objective evidence of fair value exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement, but does not exist for one or more delivered elements. The Company allocates revenue to each undelivered element based on vendor-specific objective evidence of fair value (“VSOE”), which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company allocates revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. The Company allocates revenue to undelivered services based on time and materials rates of stand-alone services engagements by role and by country. The Company reviews VSOE at least annually. If the Company is unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact revenues, results of operations and financial position because the Company may have to defer all or a portion of the revenue or recognize ratably from multiple-element arrangements.
Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when the Company introduces a new product or product bundles for which it has not established VSOE for maintenance or services under its VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the maintenance term or services engagement or when delivery of all elements occurs. In the instances in which it has been determined that revenues on these bundled arrangements will not be recognized until VSOE has been established, at the time of recognition, the Company allocates these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar maintenance or consulting services. The remaining arrangement fees are then allocated to software license fee revenues using the residual method. The associated costs primarily consist of payroll and related costs to perform both the services work and provide support and royalty expense related to the license and maintenance revenue. These costs are included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.
Revenue from product support and product updates, referred to as maintenance revenue, is recognized ratably over the term, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. A majority of the Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their product support contracts annually.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenues from consulting services are comprised of implementation, development, training and other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. QAD software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, the Company enters into fixed fee arrangements or arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved.
Revenue from the Company’s subscription product offerings, including On Demand products, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized in accordance with SOP No. 97-2 using the residual method.
Although infrequent, when an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when the Company is requested to customize software or where the Company views the installation of its software as high risk in the customer’s environment. This requires the Company to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for as cumulative catch-up adjustments to the reported revenues for the applicable contract. If the Company does not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. The Company allocates these bundled arrangement fees to support and services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the services and royalty expense and are included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.
The Company executes arrangements through indirect sales channels via sales agents and distributors in which the indirect sales channels are authorized to market its software products to end users. In arrangements with sales agents, revenue is recognized on a sell-through basis once an order is received from the end user, collectibility from the end user is probable, a signed license agreement from the end user has been received by the Company, delivery has been made to the end user and all other revenue recognition criteria have been satisfied in accordance with SOP 97-2. Sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute our software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with distributors when the distributor submits a written purchase commitment, collectibility from the distributor is probable, a signed license agreement is received from the distributor and delivery has occurred to the distributor, provided that all other revenue recognition criteria have been satisfied in accordance with SOP 97-2. Revenue for distributor transactions is recorded on a net basis (the amount actually received by the Company from the distributor). The Company does not offer rights of return, product rotation or price protection to any of its distributors.

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
LONG-LIVED ASSETS
Property and equipment are stated at cost. Additions and significant improvements to property and equipment are capitalized, while maintenance and repairs are expensed. For financial reporting purposes, depreciation is generally expensed on the straight-line method over the useful life of three years for computer equipment and software, five years for furniture and office equipment, 10 years for building improvements, and 39 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of five years.
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
Purchased intangible assets with finite lives, which include customer relationships, trade name and a covenant not to compete, are amortized on a straight-line basis over the estimated economic lives of the assets, which is generally up to five years. The Company evaluates the recoverability of its long-lived assets, including property and equipment and intangible assets with finite lives, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically reviews applicable assets for triggering events and, if necessary, for impairment in value based upon undiscounted future operating cash flows from those assets. If it is determined that the carrying amount of an asset may not be recovered, appropriate losses are recognized.
Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. As required under SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is assessed on at least an annual basis for impairment at the reporting unit level by applying a fair value-based test. For further discussion related to SFAS 142, see note 5 within these Notes to Consolidated Financial Statements.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
COMPUTATION OF NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Years Ended January 31,
	2009	2008	2007
	(in thousands, except per share data)
Net (loss) income	$(23,095)	$5,416	$7,276

Weighted average shares of common stock outstanding—basic	30,675	31,617	32,425

Weighted average shares of common stock equivalents issued using the treasury stock method	—	738	688

Weighted average shares of common stock and common stock equivalents outstanding—diluted	30,675	32,355	33,113

Basic net (loss) income per share	$(0.75)	$0.17	$0.22

Diluted net (loss) income per share	$(0.75)	$0.17	$0.22

Common stock equivalent shares consist of the shares issuable upon the exercise of stock options and stock appreciation rights (SARs) and vesting of restricted stock using the treasury stock method. Shares of common stock equivalents of approximately 6.4 million, 3.4 million and 4.0 million for fiscal 2009, 2008 and 2007, respectively, were not included in the diluted calculation because they were anti-dilutive.
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
Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) losses for fiscal 2009, 2008 and 2007 totaled $(0.1) million, $0.9 million and $(1.7) million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Income.
FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $18.4 million at January 31, 2009 and the carrying value was $17.0 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2009 or January 31, 2008.
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
RECENT ACCOUNTING STANDARDS
Determination of the Useful Life of Intangible Assets
In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of this FSP to have a material effect on its financial position, results of operations or cash flows.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Minority Interests
In December 2007, the FASB issued SFAS 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, amendment of ARB 51” (SFAS 160). The objective of the Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies that noncontrolling interests (previously referred to as minority interests) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for the Company beginning February 1, 2009, and will be applied prospectively to all noncontrolling interests, including any that arose before that date, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented.
2. FAIR VALUE MEASUREMENTS
Effective February 1, 2008, the Company adopted SFAS 157 “Fair Value Measurements” (SFAS 157), except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.
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
Assets measured at fair value are summarized below (in thousands):

		Fair value measurement at reporting date using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	January 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$18,586	$18,586	$—	$—

Total	$18,586	$18,586	$—	$—

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. FAIR VALUE MEASUREMENTS (Continued)
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
3. BUSINESS COMBINATIONS
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
The results of operations of the following acquired businesses are included in the Consolidated Financial Statements from the respective dates of acquisition. The Company completed all business combinations discussed below with the purpose of expanding its product offerings and driving revenue growth.
FullTilt
On April 28, 2008, the Company acquired certain assets of FullTilt Solutions, Inc. (FullTilt), in a transaction that constitutes a business combination. FullTilt is a provider of enterprise product information management software solutions. The total purchase price including acquisition expenses was $1.2 million. The purchase price was allocated to net tangible assets acquired of $0.2 million, amortizable intangible assets comprised of intellectual property, trade name and customer relationships, totaling $0.6 million and goodwill of $0.4 million. Goodwill was allocated evenly among the North America and EMEA reporting units, where the Company’s two main product fulfillment centers are located.
FBO Systems, Inc.
On November 3, 2006, the Company acquired Atlanta, Georgia-based FBO Systems, Inc. (FBOS), a provider of enterprise asset management software. The Company purchased all of the capital stock of FBOS including certain tangible assets and intangible assets comprised of a trade name, customer relationships and all intellectual property rights to FBOS’s enterprise asset management software. The purchase price included $2.0 million paid in cash at closing, a deferred payment of $0.8 million paid February 2007 and contingent performance payments over the succeeding three years based on revenue growth. A performance payment of $0.8 million was made in the fourth quarter of fiscal 2009 and a final payment will be recorded when the consideration is issuable.
The purchase price of $3.6 million was allocated to net tangible assets acquired of $0.5 million, amortizable intangible assets comprised of intellectual property, trade name, and customer relationships, totaling $1.1 million, deferred tax liability of $0.4 million and goodwill of $2.4 million. Goodwill was allocated evenly among the North America and EMEA reporting units, where the Company’s two main product fulfillment centers are located.
Precision Software Limited
On September 20, 2006, the Company acquired Dublin, Ireland-based Precision Software Limited (Precision), a provider of transportation management software solutions. Precision has main offices in Ireland and the United States, and operates as a division of the Company.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)
The Company acquired all of the capital stock of Precision. The Precision acquisition included certain tangible assets and all intangible assets, including a trade name, customer relationships and all intellectual property rights to Precision’s software solutions. At closing, the Company paid $8.1 million in cash, of which $2.6 million was held in escrow contingent upon the completion of an audit of the acquired opening balance sheet. In January 2008, the audit was completed and $1.1 million was released to the selling shareholders from escrow. The remaining escrow balance of $1.5 million was returned to the Company. In addition to the initial consideration at closing, the Company was obligated to make two additional payments upon each of the first and second anniversaries of the closing. The first anniversary payment of $3.7 million was made in September 2007. A second and final payment of $3.5 million was made in September 2008.
The purchase price, which includes $0.5 million of acquisition costs, was allocated to net tangible assets acquired of $4.2 million, deferred tax liability of $0.6 million, amortizable intangible assets comprised of intellectual property, trade name and customer relationships, totaling $4.9 million and goodwill of $5.8 million. Goodwill was allocated evenly among the North America and EMEA reporting units, where the Company’s two main product fulfillment centers are located.
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
The purchase price of $1.1 million was allocated to goodwill, intellectual property, a restrictive covenant, customer relationships, deferred tax liability and assumed net liabilities. Goodwill was allocated evenly among the North America and EMEA reporting units, where the Company’s two main product fulfillment centers are located.
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
The acquired intellectual property comprised two versions of Soft Cell financial software, version 3 and version 5, of which version 5 is complementary to the QAD applications. Version 5 has been capitalized as intellectual property and is amortized over three years, beginning in the period the product was sold to customers, which commenced upon shipment to our early adopter customers in the third quarter of fiscal 2008.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS (Continued)
The Company sold certain acquired assets from Soft Cell to third-parties, including a license to version 3 of the software, customer contracts, the “Soft Cell” trade name and certain fixed assets, for total consideration of $1.1 million. The remaining purchase price was allocated to intellectual property and goodwill. Goodwill was allocated evenly among the North America and EMEA reporting units, where the Company’s two main product fulfillment centers are located.
The acquisitions discussed above were not deemed material, either individually or in the aggregate, thus, pro forma supplemental information has not been provided.
4. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at January 31, 2009 and 2008 were as follows:

	January 31,
	2009	2008
	(in thousands)
Capitalized software costs:
Acquired software technology	$8,594	$8,884
Capitalized software development costs	3,808	3,103

	12,402	11,987
Less accumulated amortization	(6,703)	(3,204)

Capitalized software costs, net	$5,699	$8,783

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
Amortization of capitalized software costs for fiscal 2009, 2008 and 2007 was $4.2 million, $2.7 million and $1.7 million, respectively. Capitalized software costs are amortized on a straight-line basis over the product’s estimated useful life, which is typically three years. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Consolidated Statements of Operations. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2010, 2011 and 2012 is $3.6 million, $1.9 million and $0.2 million, respectively.
It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, the corresponding $0.2 million of costs and accumulated amortization was also removed from the balance sheet. These write-offs do not impact “Capitalized software costs, net.”

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
For the applicable reporting units, the changes in the carrying amount of goodwill were as follows (reporting units are defined in note 11 “Business Segment Information” within these Notes to Consolidated Financial Statements):

	North		Asia	Latin
	America	EMEA	Pacific	America	Total
	(in thousands)

Balances, January 31, 2007	$3,563	$14,151	$316	$804	$18,834
Fiscal 2008 activity:
Additions	570	570	665	—	1,805
Impact of foreign currency translation	—	1,929	10	13	1,952

Balances, January 31, 2008	4,133	16,650	991	817	22,591
Fiscal 2009 activity:
Additions	601	602	—	—	1,203
Goodwill impairment loss	—	(14,406)	—	—	(14,406)
Impact of foreign currency translation	—	(2,846)	(104)	(201)	(3,151)

Balances, January 31, 2009	$4,734	$—	$887	$616	$6,237

The additions to goodwill in fiscal 2009 were due to the FullTilt and FBOS acquisitions. Goodwill of $0.4 million was recorded in connection with the FullTilt acquisition due to the excess of purchase price over estimated fair value of acquired net assets. In addition, goodwill of $0.8 million was recorded related to a performance payment made in connection with the fiscal 2007 acquisition of FBO Systems, Inc.
The additions to goodwill in fiscal 2008 were due to the Precision acquisition and the purchase of the remaining 25% of the Thailand subsidiary. Goodwill of $1.1 million was recorded in connection with the Precision acquisition. In January 2008, the audit of the acquired balance sheet was completed and $1.1 million was released to the selling shareholders from escrow. In addition, the Thailand minority shareholders exercised their put option in April, 2007 to sell their shares, representing 25% ownership in the Thailand subsidiary, at fair value to the Company. At January 31, 2008, the execution of the put was not finalized, but the Company accrued the fair value of the liability for the put option with a corresponding adjustment to goodwill of $0.7 million. The payment to the Thailand minority shareholders was made in the first quarter of fiscal 2009.
For further explanation of acquisition-related transactions, see note 3 “Business Combinations” within these Notes to Consolidated Financial Statements.
The Company is required to analyze goodwill for impairment on at least an annual basis. The Company performed the annual impairment assessments of the carrying value of goodwill as required under SFAS 142 in the fourth quarter of fiscal 2009, 2008 and 2007. In accordance with SFAS 142, the carrying value (or book value) of each reporting unit was compared to its estimated fair value. The fair values of the reporting units were estimated using an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or the “market approach”, which utilizes financial and valuation ratios of publicly traded companies that are considered comparable to QAD.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. GOODWILL AND INTANGIBLE ASSETS (Continued)
Upon completion of the fiscal 2009 assessment, the Company determined that the carrying value of the EMEA reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this reporting unit, the Company performed the second step of the test required under SFAS 142 to determine the fair value of the goodwill of the EMEA reporting unit.
In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test, the Company calculated the fair value of certain assets, including distribution network, developed technology, tradename and workforce. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the EMEA reporting unit as of November 30, 2008. The implied fair value of goodwill was measured as the excess of the fair value of the EMEA reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for the EMEA reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, the Company recorded a charge of $14.4 million in the fourth quarter of fiscal 2009, which represented all of the goodwill related to the EMEA reporting unit.
The primary factor contributing to this impairment charge was the recent significant economic downturn in the fourth quarter of fiscal 2009, which caused a decline in revenue and cash flow projections.
Upon completion of the fiscal 2008 and 2007 annual impairment assessments, the Company determined no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.
Intangible Assets

	January 31,
	2009	2008
	(in thousands)

Amortizable intangible assets
Customer relationships	$1,534	$1,528
Trade name	501	565
Covenant not to compete	135	185

	2,170	2,278
Less accumulated amortization	(1,638)	(1,130)

Net amortizable intangible assets	$532	$1,148

The Company’s intangible assets as of January 31, 2009 and January 31, 2008 are related to the Bisgen, Precision and FBOS acquisitions completed in fiscal 2007 and the intangible assets as of January 31, 2009 also include assets from the FullTilt acquisition. Intangible assets are included in “Other assets, net” in the accompanying Consolidated Balance Sheets. The decrease in amortizable intangible assets from January 31, 2008 to January 31, 2009 was primarily due to the impact of foreign currency translation.
As of January 31, 2009 and January 31, 2008, excluding goodwill, all of the Company’s intangible assets were determined to have definite useful lives, and therefore were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.7 million, $0.8 million and $0.4 million for fiscal years 2009, 2008 and 2007, respectively.
The estimated remaining amortization expenses related to amortizable intangible assets for the years ended January 31, 2010 and 2011 are $0.4 million and $0.1 million, respectively.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2009	2008
	(in thousands)
Accounts receivable, net
Accounts receivable	$74,527	$86,684
Less allowance for:
Doubtful accounts	(1,305)	(1,288)
Sales adjustments	(2,268)	(2,369)

	$70,954	$83,027

Other current assets
Deferred cost of revenues	$7,099	$8,008
Deferred income taxes, net	4,372	7,262
Prepaid expenses	3,758	4,693
Other	3,863	2,779

	$19,092	$22,742

Property and equipment, net
Buildings and building improvements	$31,966	$32,448
Computer equipment and software	29,140	28,068
Furniture and office equipment	14,786	15,644
Leasehold improvements	5,725	5,894
Land	3,850	3,850
Automobiles (including under capital lease)	245	552

	85,712	86,456
Less accumulated depreciation and amortization	(44,274)	(44,006)

	$41,438	$42,450

Other assets, net
Deferred income taxes, net	$16,219	$7,681
Other	2,567	3,006

	$18,786	$10,687

Accounts payable
VAT payable	$3,420	$4,054
Accrued cash overdraft	2,476	2,008
Other payables	6,598	6,187

	$12,494	$12,249

Deferred revenue
Deferred maintenance revenue	$70,621	$81,417
Other deferred revenue	10,074	7,932

	$80,695	$89,349

Other current liabilities
Accrued commissions and bonus	$7,781	$11,231
Accrued compensated absences	7,081	8,146
Accrued professional fees	2,884	2,509
Accrued severance	2,872	133
Other accrued payroll	2,340	2,503
Accrued royalties	940	4,675
Short term deferred payments related to acquisitions	—	3,503
Other current liabilities	7,183	7,964

	$31,081	$40,664

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. DEBT

	January 31,
	2009	2008
	(in thousands)
Total debt
Notes payable	$16,983	$17,245
Capital lease obligations	—	27

	16,983	17,272
Less current maturities	(266)	(274)

Long-term debt	$16,717	$16,998

The aggregate maturities of long-term debt, for each of the next five fiscal years and thereafter are as follows: $0.3 million in fiscal 2010; $0.3 million in fiscal 2011; $0.3 million in fiscal 2012; $0.3 million in fiscal 2013; $0.4 million in fiscal 2014; and $15.4 million thereafter.
Notes Payable
In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by real property located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014.
Credit Facility
Effective April 10, 2008, the Company entered into an unsecured loan agreement with Bank of America N.A. (the Facility). The Facility provides a three-year commitment for a $20 million line of credit. The Company pays an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing EBITDA.
The Facility provides that the Company will maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At January 31, 2009, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.17%.
As of January 31, 2009 the Company was not in compliance with two of the four financial covenants of the Facility; the 12-month trailing EBITDA and the minimum fixed charge ratio. Bank of America, N.A. agreed to waive compliance with these covenants for the period ended January 31, 2009.
Effective April 10, 2009, the Company executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 though the expiration of the Facility, the minimum 12-month trailing EBITDA is reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges which might arise under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0.
As of January 31, 2009 there were no borrowings under the Facility.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INCOME TAXES
Income tax expense is summarized as follows:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$501	$173	$113
State	21	397	199
Foreign	3,402	2,277	2,898

Subtotal	3,924	2,847	3,210
Deferred:
Federal	(1,965)	(1,059)	1,195
State	(440)	(1,229)	(302)
Foreign	(1,158)	(442)	29

Subtotal	(3,563)	(2,730)	922
Equity	—	216	—

Total	$361	$333	$4,132

Actual income tax expense differs from that obtained by applying the statutory Federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)
Computed expected tax expense	$(7,730)	$1,955	$3,889
Benefit of state income taxes, net of federal income tax expense	(274)	(670)	111
Incremental tax benefit from foreign operations	3,202	(1,707)	(1,780)
Foreign withholding taxes	772	1,014	729
Net change in valuation allowance	(3,154)	(155)	293
Net change in contingency reserve	499	(64)	94
Non-deductible expenses	527	422	366
Benefit of tax credits	(361)	(438)	(256)
Subpart F Income	557	24	504
Non-deductible goodwill impairment	2,100	—	—
Rate change impact	2,635	(94)	(712)
Other	1,588	46	894

	$361	$333	$4,132

Consolidated U.S. (loss) income before income taxes was $(9.8) million, $(0.8) million and $2.3 million for the fiscal years ended January 31, 2009, 2008 and 2007, respectively. The corresponding (loss) income before income taxes for foreign operations was $(12.9) million, $6.5 million, and $9.1 million for the fiscal years ended January 31, 2009, 2008 and 2007, respectively.
Withholding and U.S. income taxes have not been provided on approximately $37 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid. Such earnings would become taxable upon the sale or liquidation of these non-U.S. subsidiaries or upon the remittance of dividends. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits or deductions against our U.S. tax liability, if any.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INCOME TAXES (Continued)
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$1,092	$1,240
Accrued vacation	1,747	2,078
Accrued commissions	662	843
Alternative minimum tax (AMT) credits	784	608
Research and development credits	7,999	7,247
Foreign tax credits	209	209
Deferred revenue	3,071	3,101
Depreciation and amortization	140	174
Net operating loss carry forwards	16,052	15,399
Stock compensation	4,880	3,317
Other	716	2,179

Total deferred tax assets	37,352	36,395
Less valuation allowance	(10,590)	(13,744)

Deferred tax assets, net of valuation allowance	$26,762	$22,651

Deferred tax liabilities:
Capitalized software development costs	$924	$950
Intangibles	—	1,372
State income taxes	2,681	2,397
Unrecognized capital gain	1,021	1,039
Other	1,545	1,950

Total deferred tax liabilities	6,171	7,708

Total net deferred tax asset	$20,591	$14,943

Current portion of deferred tax asset, net	4,372	7,262
Non-current portion of deferred tax asset, net	16,219	7,681

Total net deferred tax asset	$20,591	$14,943

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets in each jurisdiction is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determined that certain tax benefits associated with previously valued net deferred tax assets were more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. As a result, the Company recorded a tax benefit of $0.7 million during the year ended January 31, 2009, resulting from the reduction of previously recorded valuation allowances against net deferred tax assets. The Company continues to evaluate the realizability of its net deferred tax assets by jurisdiction and the need to record a valuation allowance. At January 31, 2009 and 2008, the valuation allowance attributable to deferred tax assets was $10.6 million and $13.7 million, respectively.
As a result of SFAS 123R, deferred tax assets at January 31, 2009 and 2008 do not include $1.5 million and $1.3 million, respectively, of excess tax benefits from employee stock exercises that are a component of research and development credits and net operating loss carryovers. Equity will be increased by $1.5 million if and when such excess tax benefits are ultimately realized.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INCOME TAXES (Continued)
The Company has net operating loss carry forwards of $63.9 million and tax credit carryforwards of $9 million as of January 31, 2009. The net operating loss carryforwards of $63.9 million expire from fiscal year 2010 to unlimited carryover. The U.S. federal, state and foreign tax credit carryforwards of $9 million expire at various expiration dates beginning in fiscal 2012 for federal and unlimited carryover for state.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective February 1, 2007. As a result of the adoption of FIN 48, the Company increased its reserves for uncertain tax positions by $0.5 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Income as income tax expense. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term in the Company’s Consolidated Balance Sheet.
The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31,
	2009	2008
	(in thousands)

Unrecognized tax benefits at beginning of year	$2,345	$2,409
Increases as a result of tax positions taken in a prior period	499	4
Decreases as a result of tax positions taken in a prior period	—	(68)

Unrecognized tax benefit at end of year	$2,844	$2,345

All of the unrecognized tax benefits included in the balance sheet at January 31, 2009 would impact the effective tax rate on income from continuing operations, if recognized.
The total amount of interest expense recognized in the Consolidated Statements of Operations for unpaid taxes is immaterial for the year ended January 31, 2009. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 31, 2009 is $0.3 million.
Due to potential settlements with both foreign and domestic tax authorities in the next twelve months related to certain tax credits and deductions, an estimated $1.3 million of gross unrecognized tax benefits may be recognized during the next twelve month period.
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
9. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible contribution. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal 2009, 2008 and 2007 were $1.3 million, $1.2 million and $1.0 million, respectively.
Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 3% to 23%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $3.8 million, $2.7 million and $2.2 million during fiscal 2009, 2008 and 2007, respectively.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. Total rent expense was $8.6 million for fiscal 2009, $7.8 million for fiscal 2008 and $7.4 million for fiscal 2007. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2009 are as follows: $7.9 million in fiscal 2010; $5.9 million in fiscal 2011; $3.6 million in fiscal 2012; $1.6 million in fiscal 2013; $0.9 million in fiscal 2014 and $1.8 million in total thereafter. Future minimum rentals to be received under non-cancelable subleases with terms more than one year as of January 31, 2009 are equal to $0.6 million.
Exit Costs
In fiscal 2005, in connection with the move from leased office space to its new headquarters in Santa Barbara, California, the Company entered into a sublease agreement for approximately 60% of the previously leased office space in Carpinteria, California. In fiscal 2006, the Company vacated the remaining 40% of leased office space in Carpinteria, California. A sublease was not secured for 40% of the space.
In fiscal 2008, the sublease agreement with the original tenant was terminated and the Company entered into a sublease agreement with a new tenant for 100% of the leased office space. These activities resulted in exit costs, primarily due to declines in fair market value of estimated sublease income, of $0.4 million, $0.1 million and $0.7 million in fiscal 2009, 2008 and 2007, respectively.
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
10. COMMITMENTS AND CONTINGENCIES (Continued)
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
11. BUSINESS SEGMENT INFORMATION
The Company operates in four geographic business segments. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. Corporate is a cost center providing research and development activities and other support functions primarily in the general and administrative and marketing areas.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. BUSINESS SEGMENT INFORMATION (Continued)

	Years Ended January 31,
	2009	2008	2007
	(in thousands)
Revenue:
North America (1)	$114,447	$115,924	$101,983
EMEA	84,264	82,551	78,641
Asia Pacific	46,140	45,977	38,500
Latin America	18,589	18,295	16,463

	$263,440	$262,747	$235,587

Operating income (loss):
North America	$10,308	$17,011	$18,974
EMEA	(17,524)	2,592	65
Asia Pacific	2,658	2,714	2,588
Latin America	(229)	295	(519)
Corporate	(18,379)	(17,024)	(12,971)

	$(23,166)	$5,588	$8,137

Depreciation and amortization:
North America	$569	$574	$486
EMEA	963	1,081	2,017
Asia Pacific	373	521	874
Latin America	237	201	390
Corporate	8,992	7,040	4,493

	$11,134	$9,417	$8,260

Capital expenditures:
North America	$3,608	$3,377	$2,880
EMEA	971	1,141	784
Asia Pacific	1,504	396	816
Latin America	255	251	151

	$6,338	$5,165	$4,631

	January 31,
	2009	2008
	(in thousands)
Property and equipment, net:
North America	$34,580	$34,682
EMEA	4,731	6,082
Asia Pacific	1,704	1,247
Latin America	423	439

	$41,438	$42,450

(1)	North America revenue includes sales into Canada, which accounted for 4% of total revenue in fiscal 2009 and 3% in both fiscal years 2008 and 2007.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCK-BASED COMPENSATION
Stock Plans
On June 7, 2006, the shareholders approved the QAD Inc. 2006 Stock Incentive Program (2006 Program). The 2006 Program replaces the QAD 1997 Stock Incentive Program (1997 Program). Concurrently, the shareholders authorized a maximum of 5.3 million shares to be issued under the 2006 Program — 4 million newly authorized shares and 1.3 million shares previously authorized for use in the 1997 Program. The 2006 Program allows for incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (SARs), and other stock rights. As of January 31, 2009, 1.1 million shares were available for issuance.
After the 2006 Program was adopted, the Company began issuing the majority of equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. In addition, the dilution effect of SARs on the Company’s stock is less than traditional stock options. Stock compensation expense, as required under SFAS 123R, is the same for stock-settled SARs and stock options. In the second quarter of fiscal 2008, the Company began issuing restricted stock units (RSUs) to board members and select executives.
At January 31, 2009, there were 2.6 million non-statutory stock options outstanding under the 1997 Program. Effective with the adoption of the 2006 Program, no further awards were granted using the 1997 Program. Under the 1997 Program and the 2006 Program, non-statutory stock options and SARs (equity awards) have generally been granted for a term of eight years and equity awards granted to employees generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. RSUs granted to employees under the 2006 Program vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. Under the 2006 Program and 1997 Program, non-statutory stock options, SARs and RSUs to non-employee directors generally vest over three years and are contingent upon providing services to the Company.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCK-BASED COMPENSATION (Continued)
Stock-Based Compensation
The following table sets forth, for the periods indicated, reported stock compensation expense for the years ended January 31, 2009, 2008 and 2007.

	Years Ended January 31,
	2009	2008	2007
	(in thousands)
Stock-based compensation expense:

Cost of maintenance, service and other revenue	$1,042	$1,104	$990
Sales and marketing	1,330	1,458	1,290
Research and development	740	861	918
General and administrative	2,404	2,783	2,263

Total stock-based compensation expense	$5,516	$6,206	$5,461

In accordance with SFAS 123R, the Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows, rather than as cash flow from operating activities, as was prescribed under accounting rules applicable prior to the adoption of SFAS 123R. There were $0.1 million and $0.2 million excess tax benefits recorded for equity awards exercised in the years ended January 31, 2009 and 2008, respectively, and no such benefits in the year ended January 31, 2007, as those tax benefits were not realized as a reduction to income taxes payable.
The weighted average assumptions used to value SARs are shown in the following table.

	Years Ended January 31,
	2009	2008	2007
Expected life in years (1)	5.25	5.25	5.22
Risk free interest rate (2)	3.20%	4.58%	4.93%
Volatility (3)	50%	59%	71%
Dividend rate (4)	1.37%	1.05%	1.30%

(1)	The expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the equity awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of the equity award.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCK-BASED COMPENSATION (Continued)
The following table summarizes the activity for outstanding options and SARs for the twelve months ended January 31, 2009:

		Weighted	Weighted
		Average	Average
	Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic Value
	(in thousands)	Share	Term (years)	(in thousands)

Outstanding at January 31, 2008	5,628	$7.98	5.4	$7,273
Granted	1,229	7.43
Exercised	(193)	3.17
Expired	(338)	8.38
Forfeited	(359)	8.02

Outstanding at January 31, 2009	5,967	$7.99	4.9	$22

Vested and expected to vest at January 31, 2009 (1)	5,682	$8.00	4.8	$22

Vested and exercisable at January 31, 2009	3,205	$8.11	3.8	$22

(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options and SARs.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2009 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on January 31, 2009. The total intrinsic value of options and SARs exercised in the years ended January 31, 2009, 2008 and 2007 was $0.6 million, $3.3 million and $2.7 million respectively. The weighted average grant date fair value per share of SARs granted in the years ended January 31, 2009, 2008 and 2007 was $3.17, $4.65 and $4.12, respectively.
The estimated fair value of the RSUs was calculated based on the market price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.
The following table summarizes the activity for RSUs for the twelve months ended January 31, 2009:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Restricted stock at January 31, 2008	334	$8.17
Granted	564	5.75
Vested (1)	(83)	8.30
Forfeited	(68)	7.49

Restricted stock at January 31, 2009	747	$6.39

Restricted stock expected to vest as of January 31, 2009 (2)	685	$6.46

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

(2)	RSUs expected to vest are net of estimated future forfeitures.
The fair value of RSUs that vested in the year ended January 31, 2009 was $0.7 million. No RSUs vested in the years ended January 31, 2008 and 2007. The weighted average grant date fair value per share of RSUs granted in the years ended January 31, 2009 and 2008 was $5.75 and $8.17, respectively. No RSUs were granted in the year ended January 31, 2007.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCK-BASED COMPENSATION (Continued)
At January 31, 2009, there was approximately $6.6 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 1.2 years. Total unrecognized compensation cost related to RSUs and restricted stock awards was approximately $4.1 million as of January 31, 2009. This cost is expected to be recognized over a period of approximately 3.2 years.
Net cash received from option and SARs exercises for the years ended January 31, 2009, 2008 and 2007 was $0.6 million, $2.9 million and $1.7 million, respectively.
13. STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
On September 6, 2007, the Company’s Board of Directors approved a stock repurchase program which authorized management to purchase up to one million shares of the Company’s common stock over the course of one year. This program was completed as of April 30, 2008.
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
Stock Repurchase Activity
In fiscal 2009, the Company repurchased 0.3 million shares of the Company’s common stock for $8.42 per share for total cash consideration of $2.2 million including fees.
In fiscal 2008, the Company repurchased approximately 2.2 million shares at an average price of $8.37 per share, including fees, for total consideration of $18.7 million. Of the 2.2 million shares repurchased in fiscal 2008, one million shares were repurchased in a single privately negotiated transaction.
In fiscal 2007, the Company repurchased approximately 0.8 million shares of its common stock at an average repurchase price of $7.56 per share for total cash consideration of $6.0 million, including fees.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. QUARTERLY INFORMATION (Unaudited)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31(1)
	(in thousands, except per share data)
Fiscal 2009
Total revenue	$66,838	$69,513	$67,767	$59,322
Gross profit	36,861	37,053	36,530	31,425
Operating loss	(963)	(2,902)	(533)	(18,768)
Net loss	(730)	(1,433)	(1,821)	(19,111)
Basic net loss per share	$(0.02)	$(0.05)	$(0.06)	$(0.62)
Diluted net loss per share	(0.02)	(0.05)	(0.06)	(0.62)

Fiscal 2008
Total revenue	$56,644	$64,197	$66,608	$75,298
Gross profit	31,862	37,345	38,494	44,180
Operating (loss) income	(3,012)	726	3,156	4,718
Net (loss) income	(1,892)	544	1,516	5,248
Basic net (loss) income per share	$(0.06)	$0.02	$0.05	$0.17
Diluted net (loss) income per share	(0.06)	0.02	0.05	0.16

(1)	The results for the quarter ended January 31, 2009 include a $14.4 million goodwill impairment charge.

SCHEDULE II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged			Impact of
	Balance at	(Credited) to			Foreign	Balance at
	Beginning of	Statements of			Currency	End of
	Period	Operations	Deletions	Acquisitions	Translation	Period
Year ended January 31, 2007
Allowance for doubtful accounts	1,136	365	(250)	—	1	1,252
Allowance for sales adjustments	1,980	264	(239)	520	26	2,551

Total allowances	$3,116	$629	$(489)	$520	$27	$3,803

Year ended January 31, 2008
Allowance for doubtful accounts	1,252	249	(160)	—	(53)	1,288
Allowance for sales adjustments	2,551	441	(484)	—	(139)	2,369

Total allowances	$3,803	$690	$(644)	$—	$(192)	$3,657

Year ended January 31, 2009
Allowance for doubtful accounts	1,288	989	(924)	—	(48)	1,305
Allowance for sales adjustments	2,369	676	(642)	—	(135)	2,268

Total allowances	$3,657	$1,665	$(1,566)	$—	$(183)	$3,573

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2008.

QAD Inc.
By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker Pamela M. Lopker	Chairman of the Board, President	April 14, 2009

/s/ Karl F. Lopker Karl F. Lopker	Director, Chief Executive Officer (Principal Executive Officer)	April 14, 2009

/s/ Daniel Lender Daniel Lender	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 14, 2009

/s/ Kara Bellamy Kara Bellamy	Sr. Vice President, Corporate Controller (Chief Accounting Officer)	April 14, 2009

/s/ Scott Adelson Scott Adelson	Director	April 14, 2009

/s/ Terry Cunningham Terry Cunningham	Director	April 14, 2009

/s/ Peter R. van Cuylenburg Peter R. van Cuylenburg	Director	April 14, 2009

/s/ Tom O’Malia Tom O’Malia	Director	April 14, 2009

/s/ Lee Roberts Lee Roberts	Director	April 14, 2009

INDEX OF EXHIBITS

EXHIBIT
NUMBER		EXHIBIT TITLE

3.1
Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on May 15, 1997 (Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

3.1	(a)
Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on June 19, 1997 (Incorporated by reference to Exhibit 3.7 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

3.1	(b)
Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on July 29, 2005 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2006)

3.2		Bylaws of the Registrant (Incorporated by reference to Exhibit 3.9 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

4.1		Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

10.1		QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

10.1	(a)	Forms of Agreement for QAD Inc. 1997 Stock Incentive Program*

10.2		QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-137417)

10.2	(a)	Forms of Agreement for QAD Inc. 2006 Stock Incentive Program*

10.3
Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))†

10.4		Executive Termination Policy†*

10.5		Change in Control Agreement for Karl Lopker†*

10.6		Change in Control Agreement for Pam Lopker†*

10.7
Offer letter between the Registrant and Daniel Lender dated October 10, 2008 (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008)†

10.7	(a)	Change in Control Agreement for Daniel Lender†*

10.8
Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004)

10.9
Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2008 (Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008)

10.9	(a)	Amendment and Waiver to the Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2009*

EXHIBIT
NUMBER	EXHIBIT TITLE

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(*)	Indicates the document is filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.