Form 10-Q
period 2009-04-30
QAD INC
filed 2009-06-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 31, 2009 was 30,753,595.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2009	2009
Assets
Current assets:
Cash and equivalents	$36,608	$31,467
Accounts receivable, net	51,987	70,954
Other current assets	19,396	19,164

Total current assets	107,991	121,585

Property and equipment, net	40,430	41,438
Capitalized software costs, net	4,794	5,699
Goodwill	6,254	6,237
Other assets, net	18,659	18,786

Total assets	$178,128	$193,745

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$271	$266
Accounts payable	8,474	12,494
Deferred revenue	79,001	81,392
Other current liabilities	24,297	31,081

Total current liabilities	112,043	125,233

Long-term debt	16,643	16,717
Other liabilities	4,050	4,324

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,350,481 shares at both April 30, 2009 and January 31, 2009	35	35
Additional paid-in capital	141,159	139,930
Treasury stock, at cost (4,596,620 and 4,597,758 shares at April 30, 2009 and January 31, 2009, respectively)	(36,605)	(36,614)
Accumulated deficit	(51,770)	(49,103)
Accumulated other comprehensive loss	(7,427)	(6,777)

Total stockholders’ equity	45,392	47,471

Total liabilities and stockholders’ equity	$178,128	$193,745

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30,
	2009	2008

Revenue:
License fees	$6,251	$11,961
Maintenance and other	32,817	34,159
Services	15,930	20,718

Total revenue	54,998	66,838

Costs and expenses:
Cost of license fees	1,769	2,288
Cost of maintenance, service and other revenue	24,003	27,689
Sales and marketing	13,889	18,249
Research and development	10,326	11,074
General and administrative	7,380	8,323
Amortization of intangibles from acquisitions	173	178

Total costs and expenses	57,540	67,801

Operating loss	(2,542)	(963)

Other expense (income):
Interest income	(161)	(385)
Interest expense	303	316
Other expense (income), net	249	342

Total other expense (income)	391	273

Loss before income taxes	(2,933)	(1,236)
Income tax benefit	(268)	(506)

Net loss	$(2,665)	$(730)

Basic net loss per share	$(0.09)	$(0.02)

Diluted net loss per share	$(0.09)	$(0.02)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,665)	$(730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,754	2,659
Provision for (recovery of) doubtful accounts and sales adjustments	652	(159)
Gain on disposal of property and equipment	(6)	—
Stock compensation expense	1,238	1,604
Other, net	(112)	(77)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	19,011	25,206
Other assets	(907)	(2,035)
Accounts payable	(2,562)	(2,698)
Deferred revenue	(3,666)	(8,660)
Other liabilities	(6,405)	(7,300)

Net cash provided by operating activities	7,332	7,810
Cash flows from investing activities:
Purchase of property and equipment	(322)	(1,579)
Capitalized software costs	(111)	(326)
Acquisition of businesses, net of cash acquired	(12)	(2,350)
Proceeds from sale of property and equipment	20	—

Net cash used in investing activities	(425)	(4,255)
Cash flows from financing activities:
Repayments of debt	(69)	(71)
Proceeds from issuance of common stock	—	232
Changes in book overdraft	(1,512)	(856)
Dividends paid	(769)	(769)
Repurchase of common stock	—	(2,219)

Net cash used in financing activities	(2,350)	(3,683)

Effect of exchange rates on cash and equivalents	584	356

Net increase in cash and equivalents	5,141	228

Cash and equivalents at beginning of period	31,467	45,613

Cash and equivalents at end of period	$36,608	$45,841

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2009 of QAD Inc. (QAD or the Company). The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2009 are not necessarily indicative of the results to be expected for the year ending January 31, 2010.
Reclassifications and Corrections of Previously Issued Financial Statements
In accordance with Staff Accounting Bulletin No. 108, results for the fiscal year and quarter ended January 31, 2009 have been revised from previously reported amounts. The revision relates to revenue recognition of a customer contract accounted for using contract accounting in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In preparation of the Company’s financial statements for the current quarter we determined that we could not reliably estimate the costs of maintenance to be provided to the customer under the contract and accordingly could not accrue the full gross profit under the percentage-of-completion method. The accounting for the contract has been revised to apply the zero gross margin approach under the percentage-of-completion method. Under this method, revenues are recorded only to the extent of contract costs incurred. As a result, total revenue for the year and three-months ended January 31, 2009 was reduced by $0.7 million and net loss and accumulated deficit were increased by $0.6 million. There was no impact to operating cash flows for any periods. The Company considers the adjustment to be immaterial to the prior periods. The Company has also revised the previously reported amounts for certain other items that were immaterial to the financial statements individually as well as in the aggregate.
The following table summarizes the effect of the adjustment on the Company’s prior period consolidated financial statements:

	As Previously	Effect of	As
	Reported	Adjustment	Adjusted
	(in thousands, except per share data)

Statement of Operations for the year ended January 31, 2009:
Maintenance and other revenue	133,717	(637)	133,080
Services revenue	83,050	(60)	82,990
Total revenue	263,440	(697)	262,743
Operating loss	(23,166)	(697)	(23,863)
Loss before income taxes	(22,734)	(697)	(23,431)
Income tax expense	361	(72)	289
Net loss	(23,095)	(625)	(23,720)
Per common share:
Basic net loss per share	(0.75)	(0.02)	(0.77)
Diluted net loss per share	(0.75)	(0.02)	(0.77)
Balance Sheet as of January 31, 2009:
Other current assets	19,092	72	19,164
Total current assets	121,513	72	121,585
Total assets	193,673	72	193,745
Deferred revenue	80,695	697	81,392
Total current liabilities	124,536	697	125,233
Accumulated deficit	(48,478)	(625)	(49,103)
Total stockholders’ equity	48,096	(625)	47,471
Total liabilities and stockholders’ equity	193,673	72	193,745

2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted all of the provisions of SFAS No. 157 on February 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company adopted FSP 157-2 on February 1, 2009.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The statement also establishes disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during the three months ended April 30, 2009, but the requirements of SFAS No. 141R will apply to any acquisitions that the Company might commence subsequent to the adoption of it on February 1, 2009.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141 (R)-1 amends the guidance in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP 141 (R)-1 is effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during the three months ended April 30, 2009, but will apply the requirements of FSP FAS 141 (R)-1 to any acquisitions that the Company might commence subsequent to the adoption of it on February 1, 2009.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of adopting these Staff Positions.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. COMPUTATION OF NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	April 30,
	2009	2008
	(in thousands, except per share data)

Net loss	$(2,665)	$(730)

Weighted average shares of common stock outstanding — basic	30,753	30,678

Weighted average shares of common stock equivalents issued using the treasury stock method	—	—

Weighted average shares of common stock and common stock equivalents outstanding — diluted	30,753	30,678

Basic net loss per share	$(0.09)	$(0.02)

Diluted net loss per share	$(0.09)	$(0.02)

Common stock equivalent shares consist of the shares issuable upon the vesting of restricted stock units (RSUs) and the exercise of stock options and stock-settled stock appreciation rights (SARs) using the treasury stock method. The Company’s un-vested RSUs, stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to vesting or exercise. For the three months ended April 30, 2009 and 2008, shares of potential common stock of approximately 6.6 million and 3.1 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.
4. COMPREHENSIVE LOSS
Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive loss are as follows:

	Three Months Ended
	April 30,
	2009	2008
	(in thousands)

Net loss	$(2,665)	$(730)
Foreign currency translation adjustments	(650)	317

Comprehensive loss	$(3,315)	$(413)

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
5. FAIR VALUE MEASUREMENTS
The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy of SFAS 157 as of April 30, 2009 (in thousands):

	Fair value measurement at reporting date using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Money market mutual funds	$23,539	$—	$—	$23,539

Total	$23,539	$—	$—	$23,539

The money market mutual funds are classified as part of “Cash and Equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and cash equivalents as of April 30, 2009 includes $13.1 million in cash deposited with commercial banks.
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at April 30, 2009 and January 31, 2009 were as follows:

	April 30,	January 31,
	2009	2009
	(in thousands)

Capitalized software costs:
Acquired software technology	$8,726	$8,594
Capitalized software development costs	3,913	3,808

	12,639	12,402
Less accumulated amortization	(7,845)	(6,703)

Capitalized software costs, net	$4,794	$5,699

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
Amortization of capitalized software costs was $1.0 million for each of the three months ended April 30, 2009 and 2008. Capitalized software costs are amortized on a straight-line basis over the product’s estimated useful life, which is typically three years. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expenses related to capitalized software costs for the years ended January 31, 2010, 2011 and 2012 are $2.7 million, $1.9 million and $0.2 million, respectively.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the three months ended April 30, 2009, by reporting unit, were as follows (reporting unit regions are defined in note 13 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North	Asia	Latin
	America	Pacific	America	Total
	(in thousands)

Balances, January 31, 2009	$4,734	$887	$616	$6,237

Impact of foreign currency translation	—	(8)	25	17

Balances, April 30, 2009	$4,734	$879	$641	$6,254

The Company is required to analyze goodwill for impairment on at least an annual basis. Impairment is determined by estimating the fair value of the Company’s reporting units and comparing that value to the net carrying value (or book value). The Company has chosen the fourth quarter of its fiscal year as its annual test period. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2009 and recorded a $14.4 million goodwill impairment charge related to its EMEA region. No impairment was determined related to the other regions.
Intangible Assets

	April 30,	January 31,
	2009	2009
	(in thousands)

Amortizable intangible assets:
Customer relationships	$1,558	$1,534
Trade name	518	501
Covenant not to compete	138	135

	2,214	2,170
Less accumulated amortization	(1,849)	(1,638)

Amortizable intangible assets, net	$365	$532

Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of April 30, 2009 and January 31, 2009, all of the Company’s intangible assets, excluding goodwill, were determined to have finite useful lives and were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.2 million for each of the three months ended April 30, 2009 and 2008. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2010 and 2011 is $0.3 million and $0.1 million, respectively. No additional amortization of these assets is estimated in fiscal 2012 and thereafter.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. DEBT

	April 30,	January 31,
	2009	2009
	(in thousands)
Total debt:
Notes payable	$16,914	$16,983
Less current maturities	(271)	(266)

Long-term debt	$16,643	$16,717

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
The Facility provided that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At April 30, 2009, a prime rate borrowing would have had an effective rate of 3.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.20%.
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
As of April 30, 2009, there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. INCOME TAXES
The Company’s total amount of gross unrecognized tax benefits as of April 30, 2009 was $2.8 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. Under FIN 48, the liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. Due to potential settlements with both foreign and domestic tax authorities in the next twelve months related to certain tax credits and deductions, an estimated $1.4 million of gross unrecognized tax benefits may be recognized during the next twelve month period.
The Company’s policy is to include interest and penalties related to unrecognized tax contingencies within the provision for taxes on the consolidated condensed statements of operations. As of April 30, 2009, the Company has accrued approximately $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits.
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ending 2006 and 2007, in France for fiscal years ending 2005 through 2008, in California for fiscal years ending 2004 and 2005, and in Tennessee for fiscal years ending 2006 through 2008.
In assessing whether there is a need for a valuation allowance on deferred tax assets, the Company determines whether it is more likely than not that it will realize tax benefits associated with deferred tax assets on a jurisdictional basis. Currently, the Company has worldwide deferred tax assets net of deferred tax liabilities which are not valued of $20.4 million, of which $13.7 million are related to U.S. federal and state deferreds and $6.7 million are related to foreign deferreds. The aforementioned balances are not subject to a valuation allowance because, based on current estimates, recovery of these amounts is more likely than not. The Company periodically updates these estimates which could result in a determination that it is not more likely than not that the Company would be able to realize its U.S. federal deferred tax assets. The majority of our foreign entities operate as limited risk distributors. Due to their guaranteed profits, there is little risk that the foreign deferred tax assets will need to be valued in the foreseeable future. If we determine a valuation allowance is necessary in the U.S. in future quarters, we would incur a charge to income tax expense in the period such determination is made.
10. STOCK-BASED COMPENSATION
The Company’s equity awards consist of options, stock-settled SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 12 “Stock-Based Compensation”, in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2009.
The following table sets forth reported stock compensation expense for the three-month periods ended April 30, 2009 and 2008:

	Three Months Ended
	April 30,
	2009	2008
	(in thousands)
Stock-based compensation expense:

Cost of maintenance, service and other revenue	$256	$293
Sales and marketing	217	387
Research and development	193	244
General and administrative	572	680

Total stock-based compensation expense	$1,238	$1,604

Net cash received from options and SARs exercised for the three months ended April 30, 2009 and 2008 was zero and $0.2 million, respectively. There were no excess tax benefits recorded for equity awards exercised in the three months ended April 30, 2009 and 2008.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION (Continued)
The weighted average assumptions used to value SARs are shown in the following table.

	Three Months Ended
	April 30,
	2009	2008

Expected life in years (1)	5.25	5.25
Risk free interest rate (2)	1.88%	3.10%
Volatility (3)	57%	51%
Dividend rate (4)	3.91%	1.23%

(1)	The expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.
The following table summarizes the activity for outstanding options and SARs for the three months ended April 30, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options/	Price per	Contractual	Aggregate
	SARs	Share	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)

Outstanding at January 31, 2009	5,967	$7.99	4.9	$22
Granted	48	2.48
Exercised	—	—
Expired	(234)	8.03
Forfeited	(142)	7.98

Outstanding at April 30, 2009	5,639	$7.94	4.9	$33

Vested and expected to vest at April 30, 2009 (1)	5,409	$7.96	4.8	$31

Vested and exercisable at April 30, 2009	3,214	$8.19	3.9	$24

(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on April 30, 2009 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on April 30, 2009.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION (Continued)
No options or SARs were exercised in the three months ended April 30, 2009. The total intrinsic value of options and SARs exercised in the three months ended April 30, 2008 was $0.3 million. The weighted average grant date fair value per share of SARs granted in the three months ended April 30, 2009 and 2008 was $0.93 and $3.51, respectively. At April 30, 2009, there was approximately $5.3 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years.
The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.
The following table summarizes the activity for RSUs for the three months ended April 30, 2009:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Restricted stock at January 31, 2009	747	$6.39
Granted	60	2.49
Vested (1)	(1)	7.58
Forfeited	—	—

Restricted stock at April 30, 2009	806	$6.09

Restricted stock expected to vest as of April 30, 2009 (2)	733	$6.70

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

(2)	RSUs expected to vest are net of estimated future forfeitures.
Total unrecognized compensation cost related to RSUs was approximately $3.9 million as of April 30, 2009. This cost is expected to be recognized over a period of approximately 2.9 years.
11. STOCKHOLDERS’ EQUITY
Cash or Stock Dividend
On May 6, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on July 3, 2009 to shareholders of record at the close of business on June 2, 2009. QAD will pay its quarterly dividend in either cash or shares of the Company’s common stock, at the election of each shareholder.
12. COMMITMENTS AND CONTINGENCIES
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
(unaudited)
12. COMMITMENTS AND CONTINGENCIES (Continued)
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
13. BUSINESS SEGMENT INFORMATION
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
Operating income (loss) attributable to each business segment is based upon management’s assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by the Company’s manufacturing operations at the price charged to the distribution operation. The Corporate component of operating income (loss) represents research and development costs and income from manufacturing operations. Property and equipment, net, are assigned by geographic region based upon the location of each legal entity.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. BUSINESS SEGMENT INFORMATION (Continued)

	Three Months Ended
	April 30,
	2009	2008
	(in thousands)
Revenue:

North America (1)	$24,468	$28,302
EMEA	16,792	21,355
Asia Pacific	10,040	12,133
Latin America	3,698	5,048

	$54,998	$66,838

Operating income (loss):

North America	$2,844	$3,146
EMEA	(388)	(285)
Asia Pacific	683	1,052
Latin America	121	243
Corporate	(5,802)	(5,119)

	$(2,542)	$(963)

	April 30,	January 31,
	2009	2009
	(in thousands)
Property and equipment, net:

North America	$33,621	$34,580
EMEA	4,714	4,731
Asia Pacific	1,617	1,704
Latin America	478	423

	$40,430	$41,438

(1)	Sales into Canada accounted for 4% and 3% of North America total revenue for the three months ended April 30, 2009 and 2008, respectively.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. RESTRUCTURING CHARGES
Q4 Fiscal 2009 Restructuring Plan
Restructuring charges under the Q4 fiscal 2009 restructuring plan were as follows:

Three Months Ended
April 30,
2009
(in thousands)

Cost of maintenance, services and other revenue	$412
Sales and marketing	290
Research and development	86
General and administrative	31

Total Restructuring Charges	$819

In the fourth quarter of fiscal 2009, the Company initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 125 full-time positions globally. In connection with this restructuring plan, the Company recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. During the first quarter of fiscal 2010, an additional $0.8 million of severance expense was recognized related to one-time termination benefits for the elimination of the remaining 15 employees and an additional 20 employees. Charges associated with these one-time termination benefits have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of April 30, 2009, a total of $3.3 million was paid related to the plan.
Restructuring Accruals
As of April 30, 2009, there was $0.9 million accrued related to the Q4 fiscal 2009 cost reduction initiatives. This amount related to employee severance pay and related expenses which the Company expects to substantially pay during fiscal 2010.
The activity in the Company’s restructuring accrual for the three months ended April 30, 2009 is summarized as follows:

Three Months Ended
April 30,
2009
(in thousands)

Balance as of January 31, 2009	$2,872
Employee severance pay and related costs	819
Cash paid	(2,788)

Balance as of April 30, 2009	$903

Q2 Fiscal 2010 Restructuring Plan
In May 2009, the Company took further cost cutting actions which will result in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. The number of employees was reduced by approximately 65 full-time positions.
If revenue should continue to decline significantly, the Company will continue to further reduce operating expenses to align them with economic conditions, including the possibility of a further restructuring. In taking these actions, the Company may incur additional costs which could negatively impact net income and cash flows from operating activities.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission.
INTRODUCTION
The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2009, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
OVERVIEW
QAD Inc., a Delaware corporation, is a global provider of enterprise software applications, professional services and application support for manufacturing companies. QAD software is used by manufacturing companies that operate mainly in six industries: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. QAD Enterprise Applications, which includes modules formerly marketed as MFG/PRO, is QAD’s core product suite. QAD Enterprise Applications provides a suite of capabilities designed to support customers’ common business processes. QAD has a global services and application support capability to assist customers in both deployment and ongoing operation of QAD Enterprise Applications.
Total revenue during the first quarter of fiscal 2010 was $55.0 million, down from $66.8 million in the same period of fiscal 2009. We experienced decreases in all revenue categories: 48% in license revenue, 4% in maintenance and other revenue and 23% in services revenue. Overall gross margin was 53% for the first quarter of fiscal 2010, compared to 55% for the same prior year quarter, down primarily due to lower margin of maintenance, services and other revenue.
Cash flows from operations were $7.3 million for the fiscal 2010 first quarter, compared to fiscal 2009 first quarter cash flows from operations of $7.8 million. The decrease in cash flows from operations was primarily due to an increase in net loss and lower cash collections on our accounts receivable, partially offset by the positive effect of the change in deferred revenue.
Global economic conditions deteriorated significantly during the second half of fiscal 2009 and continued to be unfavorable in the first quarter of fiscal 2010. We have seen demand for our products and services decline in each of our geographic regions and in the manufacturing industries we serve, most notably in automotive and industrial. In response to the difficult economic environment, we initiated steps in the fourth quarter of fiscal 2009 and again in the second quarter of fiscal 2010 to reduce our headcount and lower expenses. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments and we will continue to monitor the economic situation and the business environment throughout fiscal 2010.

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
Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when we introduce a new product or product bundles for which we have not established VSOE for maintenance or services under our VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the maintenance term or services engagement or when delivery of all elements occurs. In the instances in which it has been determined that revenues on these bundled arrangements will not be recognized until VSOE has been established, at the time of recognition, we allocate the classification of revenues from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar maintenance or consulting services. The remaining arrangement fees are then allocated to software license fee revenues using the residual method. The associated costs primarily consist of payroll and related costs to perform both the services work and provide support and royalty expense related to the license and maintenance revenue. These costs are included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.
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
Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible due to inability of the customers to pay. We also provide an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized. Provisions to the allowance for doubtful accounts are included in bad debt expense in general and administrative expense and provisions for sales adjustments are recorded against revenue. Bad debt expense recorded for the first quarter of fiscal 2010 was not material. However, given the economic climate and given our customer base is in manufacturing, an industry which has been significantly affected by the economic downturn, we are closely monitoring our receivable balances and placing a heavier focus on collections. We may incur additional bad debt expense in future periods which could have a material effect on earnings in any given quarter should additional allowances for doubtful accounts be necessary.

Goodwill and Intangible Assets. Goodwill and other intangible assets at April 30, 2009 were $6.3 million and $0.4 million, respectively, and accounted for 4% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
Goodwill is tested for impairment at least annually utilizing an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or “market approach,” which utilizes financial and valuation ratios of publicly traded companies that are comparable to QAD to determine if our valuation ratios are a fair measure of QAD’s enterprise value. In assessing the recoverability of goodwill and intangible assets, we estimate future revenue and cash flow attributable to our reporting units and other factors in determining the fair value of our reporting units. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. For further discussion of goodwill, see note 7 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.
We are currently evaluating the manner in which the results of the Company’s operations are evaluated. Previously operating results have been reviewed based on geographic segments. However, due to the continued global nature of our business and the dependency of revenues across geographic regions, the importance of operating results by region are being reconsidered. In a future period, we may decide to revise our reporting segments and reporting units. If such a revision occurs, we will adjust our prior period segment financial information to conform to the revised presentation.
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

Valuation of Deferred Tax Assets and Tax Contingency Reserves. SFAS 109, “Accounting for Income Taxes” (SFAS 109), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At April 30, 2009, we had $26.4 million of deferred tax assets net of valuation allowance. This balance consisted of $37.3 million of gross deferred tax assets offset by a $10.9 million valuation allowance. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in the first quarter of fiscal 2010 of $0.3 million. Currently, we have worldwide deferred tax assets net of deferred tax liabilities of $20.4 million, of which $13.7 million is related to U.S. federal and state deferreds and $6.7 million is related to foreign deferreds. The aforementioned balances are not subject to a valuation allowance because, based on current estimates, recovery of these amounts is more likely than not. We periodically update these estimates which could result in a determination that it is not more likely than not that we would be able to realize our U.S. federal deferred tax assets, which would result in a charge to income tax expense. The majority of our foreign entities operate as limited risk distributors. Due to their guaranteed profits, there is little risk that the foreign deferred tax assets will need to be valued in the foreseeable future.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended
	April 30,
	2009	2008

Revenue:
License fees	11%	18%
Maintenance and other	60	51
Services	29	31

Total revenue	100	100
Costs and expenses:
Cost of license fees	3	3
Cost of maintenance, service and other revenue	44	42
Sales and marketing	25	27
Research and development	19	17
General and administrative	13	12
Amortization of intangibles from acquisitions	—	—

Total costs and expenses	104	101

Operating loss	(4)	(1)
Other expense (income)	1	1

Loss before income taxes	(5)	(2)
Income tax benefit	—	(1)

Net loss	(5)%	(1)%

Comparison of revenues
Total Revenue. Total revenue for the first quarter of fiscal 2010 was $55.0 million, a decrease of $11.8 million, or 18%, from $66.8 million in the first quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2009, total revenue for the current quarter would have been approximately $59.6 million or $7.2 million lower when compared to the same period last year. The unfavorable currency impact of approximately $4.6 million for the first quarter of fiscal 2010 related mainly to fluctuations in the Euro, Australian dollar and British pound. When comparing categories within total revenue at constant rates, our current quarter results included a decrease in revenue in the license and services revenue categories partially offset by an increase in revenue in the maintenance and other revenue category. Revenue outside the North America region as a percentage of total revenue was 56% for the first quarter of fiscal 2010, as compared to 58% in the same period of the prior fiscal year. Revenue decreased across all geographic regions during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Our first quarter fiscal 2010 revenue by industry was approximately 29% in automotive, 12% in consumer products, 11% in food and beverage, 14% in high technology, 21% in industrial products and 13% in life sciences. In comparison to first quarter fiscal 2009, the automotive vertical decreased 3% and industrial decreased 2% whereas life sciences increased 3%.
License Revenue. License revenue was $6.3 million for the first quarter of fiscal 2010, down $5.7 million, or 48%, from $12.0 million in the first quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2009, license revenue for the current quarter would have been approximately $6.7 million, representing a $5.3 million, or 44%, decrease from the same period last year. We experienced decreases in license revenue across all our geographic regions during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 with the most significant decrease in the North American region. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2010, one customer placed a license order totaling more than $300,000. No orders exceeded $1.0 million. This compared to the fiscal 2009 first quarter in which two customers placed license orders totaling more than $300,000, of which one order exceeded $1.0 million. Discounts associated with license revenue were consistent when comparing the quarter ended April 30, 2010 to the same period in the previous year.

Maintenance and Other Revenue. Maintenance and other revenue was $32.8 million for the first quarter of fiscal 2010, representing a decrease of $1.4 million, or 4%, from $34.2 million for the first quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2009, the first quarter fiscal 2010 maintenance and other revenue would have been approximately $35.0 million, representing a $0.8 million, or 2%, increase when compared to the first quarter of fiscal 2009. Maintenance and other revenue remained relatively flat in the North America geographic region during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 while maintenance and other revenue attributable to the EMEA, Asia Pacific and Latin America regions decreased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, mainly due to the impact of foreign currency exchange rates.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for the first quarter of both fiscal 2010 and 2009.
Services Revenue. Services revenue was $15.9 million for the first quarter of fiscal 2010, representing a decrease of $4.8 million, or 23%, when compared to the same period last year at $20.7 million. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2009, services revenue for the first quarter of fiscal 2010 would have been approximately $17.9 million, reflecting a $2.8 million, or 14%, decrease from the same period last year. We experienced decreases in services revenue in all geographic regions in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease in services revenue quarter over quarter is primarily attributed to a large engagement in the automotive sector that was scaled back in the fourth quarter of fiscal 2009 as well as engagements in which we are recognizing a lower amount of services revenue per customer per quarter, which we believe is a result of current customer decisions to elongate or delay their implementations, upgrades or other ongoing services projects.
Comparison of costs and expenses

Restructuring

Three Months Ended
April 30,
2009
(in thousands)
Restructuring Charges:
Cost of maintenance, services and other revenue	$412
Sales and marketing	290
Research and development	86
General and administrative	31

Total Restructuring Charges	$819

Q4 fiscal 2009 restructuring plan
In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce our operating costs. This program reduced the number of employees by approximately 125 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. During the first quarter of fiscal 2010, an additional $0.8 million of severance expense was recognized related to one-time termination benefits for the elimination of the remaining 15 employees and an additional 20 employees. Charges associated with these one-time termination benefits have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of April 30, 2009, a total of $3.3 million was paid related to the plan. The remaining accrual associated with the termination benefits of $0.9 million is expected to be substantially paid during fiscal 2010.

Restructuring Accruals
As of April 30, 2009, there was $0.9 million accrued related to the Q4 fiscal 2009 cost reduction initiatives. This amount relates to employee severance pay and related expenses which we expect to substantially pay during fiscal 2010.
The activity in the restructuring accrual for the three months ended April 30, 2009 is summarized as follows:

Three Months Ended
April 30,
2009
(in thousands)

Balance as of January 31, 2009	$2,872
Employee severance pay and related costs	819
Cash paid	(2,788)

Balance as of April 30, 2009	$903

Q2 fiscal 2010 restructuring plan
In May 2009, we took further cost cutting actions which will result in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. We reduced the number of employees by approximately 65 full-time positions.
If our revenue should continue to decline significantly we will continue to further reduce our operating expenses to align them with economic conditions, including the possibility of a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.
Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) for the first quarter was $25.8 million for fiscal 2010 and $30.0 million for fiscal 2009, and as a percentage of total revenue was 47% for fiscal 2010 and 45% for fiscal 2009. Holding exchange rates constant to those prevailing during the first quarter of fiscal 2009, total cost of revenue for the first quarter of fiscal 2010 would have been approximately $28.2 million, representing a decrease of $1.8 million, or 6%. The cost of revenue percentage would have been unchanged at 47%. Changes in cost of revenue as a percent of total revenue were primarily due to lower margin of maintenance, service and other revenue when compared to the same period in the prior year. The non-currency related decrease in cost of revenue of $1.8 million was primarily due to lower third party contractors expense of $1.1 million and lower travel expense of $1.0 million partially offset by severance charges of $0.4 million incurred in the first quarter of fiscal 2010 as part of the reduction in workforce initiated in the fourth quarter of fiscal 2009.
Sales and Marketing. Sales and marketing expense decreased $4.3 million, or 24%, to $13.9 million for the first quarter of fiscal 2010 from $18.2 million in the comparable prior year period. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2009, current quarter sales and marketing expense would have been approximately $15.2 million, representing a decrease of $3.0 million, or 16%. The decrease in sales and marketing expense was primarily due to lower salaries of $1.0 million, lower travel of $0.5 million, lower commissions of $0.3 million, lower marketing of $0.3 million and lower expenses associated with our Sales Workshop event of $0.3 million. These decreases in sales and marketing expenses were partially offset by severance charges of $0.3 million incurred in the current quarter as part of the reduction in workforce initiated in the fourth quarter of fiscal 2009.
Research and Development. Research and development expense, which is managed on a global basis, decreased $0.8 million, or 7%, to $10.3 million for the first quarter of fiscal 2010, when compared to the same quarter last year at $11.1 million. Holding foreign currency exchange rates constant to fiscal 2009, fiscal 2010 research and development expense would have been approximately $11.0 million, representing a decrease of $0.1 million, or 1%. The decrease in research and development expense was primarily due to lower travel of $0.3 million and lower severance of $0.2 million partially offset by lower joint development income of $0.4 million. During the first quarter of fiscal 2010, approximately 10% of our research and development resources were working on a large joint development engagement in which $0.1 million was recognized during the quarter as a cost offset to research and development expense. We expect we will continue to devote the same amount of resources to this project over the remainder of fiscal year 2010 and will recognize further cost offsets in the research and development expense category as future deliverables are met.

General and Administrative. General and administrative expense decreased $0.9 million, or 11%, to $7.4 million for the first quarter of fiscal 2010 from the same quarter last year at $8.3 million. Holding foreign currency exchange rates constant to those prevailing in the first quarter of 2009, current quarter general and administrative expense would have been approximately $7.9 million, representing a decrease of $0.4 million, or 5%. The decrease from fiscal 2009 to 2010 was primarily due to lower professional fees of $0.3 million and lower travel of $0.2 million.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was consistent period over period at $0.2 million, primarily related to intangible assets acquired from our fiscal 2007 acquisitions.
Other Expense (Income). Net other expense (income) was $0.4 million and $0.3 million for the first quarter of fiscal 2010 and 2009, respectively. The $0.1 million unfavorable change from fiscal 2009 to fiscal 2010 was primarily related to lower interest income due to both lower interest rates and lower average balances in our investment accounts.
Income Tax Benefit. We recorded an income tax benefit of $0.3 million and $0.5 million for the first quarter of fiscal 2010 and 2009, respectively. Our income tax rate decreased to 9% from 41% for the same periods. The lower income tax rate for the first quarter of the current year compared to the prior year is primarily due to the impact of permanent items on lower forecasted income. In addition, our current quarter tax benefit was negatively impacted by a discrete shortfall in our stock option deductions.
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
At April 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $36.6 million and net accounts receivable of $52.0 million. At April 30, 2009, our cash and cash equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 60% of our cash and cash equivalents were held in U.S. dollar denominated accounts as of April 30, 2009 and January 31, 2009. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20.0 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2010. The facility expires in April 2011.
Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and cash equivalents are held by diversified financial institutions globally, and as of April 30, 2009 the portion of our cash and cash equivalents held by Bank of America is approximately 50%. Recently, Bank of America, like many financial institutions, has obtained government assistance.
Net cash flows provided by operating activities was $7.3 million for the first quarter of fiscal 2010 and was primarily comprised of our net loss offset by cashflow from accounts receivable and the effect of non-cash expenses associated with depreciation and amortization and stock compensation expense. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to collections in addition to reduced billings in the first quarter of fiscal 2010 due to a decline in license and services revenue. The primary working capital use of cash was a decrease in deferred revenue and a decrease in accounts payable and accrued expenses primarily due to lower accrued employee bonuses, commissions and severance.

During the first quarter of fiscal 2010 we made $2.8 million of severance payments related to our fourth quarter fiscal 2009 restructuring plan. We expect to pay an additional $0.9 million over the remaining fiscal 2010 related to the plan. In May 2009, we eliminated an additional 65 full-time positions, for which we expect to make an additional $1.5 million in severance payments over the remaining fiscal 2010.
Capital expenditures decreased to $0.3 million in the first quarter of fiscal 2010 from $1.6 million in the first quarter of fiscal 2009 and related mainly to computer equipment and software. We will continue to focus on conserving capital reserves throughout fiscal 2010.
Dividend related payments for the first quarter of fiscal 2010 totaled $0.8 million. On May 6, 2009, the Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on July 3, 2009 to shareholders of record at the close of business on June 2, 2009. We will pay the quarterly dividend in either cash or shares of the Company’s common stock, at the election of each shareholder.
There were no stock repurchase related payments during the first quarter of fiscal 2010. We do not currently have a stock repurchase program in place; however the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.
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
DSO under the countback method was 91 days at April 30, 2009, compared to 75 days at January 31, 2009 and 90 days at April 30, 2008. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 85 days at April 30, 2009, compared to 108 days at January 31, 2009 and 79 days at April 30, 2008. The increase in DSO under the countback method as of April 30, 2009 when compared to January 31, 2009 was primarily related to less billings in the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009 and the overall aging of our accounts receivable balances primarily in the automotive sector. We believe our reserve methodology is adequate and our reserves are properly stated as of April 30, 2009. We will continue to monitor our receivables closely given the economic environment.
There have been no material changes in our contractual obligations or commercial commitments. Cash requirements for items other than normal operating expenses are anticipated for the following: capital expenditures, dividend payments and funding restructuring costs. In fiscal 2010, we do not have further cash payment obligations related to previous acquisitions with the exception of one additional performance payment of up to $0.4 million related to our acquisition of FBOS. Although not currently anticipated, we may require cash for acquisitions of new businesses, software products, or technologies complementary to our business.
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
The Facility provided that we maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12- month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At April 30, 2009, a prime rate borrowing would have had an effective rate of 3.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.20%.

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
As of April 30, 2009 there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is a non-recourse loan, which is secured by real property located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014. A portion of these proceeds were used to repay our then-existing construction loan with Santa Barbara Bank and Trust. The balance of the note payable at April 30, 2009 was $16.9 million.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the three months ended April 30, 2009 and 2008, approximately 35% of our revenue was denominated in currencies other than the U.S. Dollar. Approximately 40% and 45% of our expenses were denominated in currencies other than the U.S. Dollar for the three months ended April 30, 2009 and 2008, respectively. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. Dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction losses totaled $0.4 million for both the three months ended April 30, 2009 and 2008. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.
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
We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2010 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2009 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for fiscal 2010.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
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

QAD Inc. (Registrant)
Date: June 10, 2009	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002