Form 10-Q
period 2009-07-31
QAD INC
filed 2009-09-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
The number of shares outstanding of the issuer’s common stock as of August 31, 2009 was 31,066,080.

QAD INC.
INDEX

PART I

ITEM 1.	FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31,	January 31,
	2009	2009
Assets
Current assets:
Cash and equivalents	$40,634	$31,467
Accounts receivable, net	40,601	70,954
Other current assets	18,692	19,164

Total current assets	99,927	121,585

Property and equipment, net	39,560	41,438
Capitalized software costs, net	3,978	5,699
Goodwill	6,316	6,237
Other assets, net	18,808	18,786

Total assets	$168,589	$193,745

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$275	$266
Accounts payable	5,973	12,494
Deferred revenue	75,037	81,392
Other current liabilities	23,450	31,081

Total current liabilities	104,735	125,233

Long-term debt	16,578	16,717
Other liabilities	4,354	4,324

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,350,481 shares at both July 31, 2009 and January 31, 2009	35	35
Additional paid-in capital	141,477	139,930
Treasury stock, at cost (4,285,001 and 4,597,758 shares at July 31, 2009 and January 31, 2009, respectively)	(34,299)	(36,614)
Accumulated deficit	(55,537)	(49,103)
Accumulated other comprehensive loss	(8,754)	(6,777)

Total stockholders’ equity	42,922	47,471

Total liabilities and stockholders’ equity	$168,589	$193,745

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Revenue:
License fees	$6,658	$11,432	$12,909	$23,393
Maintenance and other	32,136	34,495	64,953	68,654
Services	12,516	23,586	28,446	44,304

Total revenue	51,310	69,513	106,308	136,351

Costs and expenses:
Cost of license fees	1,769	2,497	3,538	4,785
Cost of maintenance, service and other revenue	20,457	29,963	44,460	57,652
Sales and marketing	12,674	19,864	26,563	38,113
Research and development	9,345	11,297	19,671	22,371
General and administrative	9,011	8,597	16,391	16,920
Amortization of intangibles from acquisitions	174	197	347	375

Total costs and expenses	53,430	72,415	110,970	140,216

Operating loss	(2,120)	(2,902)	(4,662)	(3,865)

Other expense (income):
Interest income	(147)	(462)	(308)	(847)
Interest expense	324	323	627	639
Other expense (income), net	(347)	94	(98)	436

Total other expense (income)	(170)	(45)	221	228

Loss before income taxes	(1,950)	(2,857)	(4,883)	(4,093)
Income tax benefit	(525)	(1,424)	(793)	(1,930)

Net loss	$(1,425)	$(1,433)	$(4,090)	$(2,163)

Basic net loss per share	$(0.05)	$(0.05)	$(0.13)	$(0.07)

Diluted net loss per share	$(0.05)	$(0.05)	$(0.13)	$(0.07)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,090)	$(2,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,451	5,450
Provision for doubtful accounts and sales adjustments	2,019	47
Loss (gain) on disposal of property and equipment	36	(1)
Exit costs	217	—
Stock compensation expense	2,494	3,197
Other, net	(349)	(154)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	30,853	27,108
Other assets	(642)	(2,672)
Accounts payable	(4,406)	(3,601)
Deferred revenue	(10,151)	(15,968)
Other liabilities	(9,150)	(4,167)

Net cash provided by operating activities	12,282	7,076
Cash flows from investing activities:
Purchase of property and equipment	(474)	(2,918)
Capitalized software costs	(299)	(434)
Acquisition of businesses, net of cash acquired	(12)	(2,491)
Proceeds from sale of property and equipment	41	3

Net cash used in investing activities	(744)	(5,840)
Cash flows from financing activities:
Repayments of debt	(130)	(139)
Proceeds from issuance of common stock	14	435
Changes in book overdraft	(2,476)	(610)
Dividends paid	(986)	(1,533)
Repurchase of common stock	—	(2,219)

Net cash used in financing activities	(3,578)	(4,066)

Effect of exchange rates on cash and equivalents	1,207	406

Net increase (decrease) in cash and equivalents	9,167	(2,424)

Cash and equivalents at beginning of period	31,467	45,613

Cash and equivalents at end of period	$40,634	$43,189

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$772	$764
Dividends paid in stock	553	—
See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2009 of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2009 are not necessarily indicative of the results to be expected for the year ending January 31, 2010.
Reclassifications and Corrections of Previously Issued Financial Statements
In accordance with Staff Accounting Bulletin No. 108, results for the fiscal year and quarter ended January 31, 2009 have been revised from previously reported amounts. The revision relates to revenue recognition of a customer contract accounted for using contract accounting in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. During preparation of the Company’s financial statements for the first quarter of fiscal 2010, the Company determined that it could not reliably estimate the costs of maintenance to be provided to the customer under the contract and accordingly could not accrue the full gross profit under the percentage-of-completion method. The accounting for the contract has been revised to apply the zero gross margin approach under the percentage-of-completion method. Under this method, revenues are recorded only to the extent of contract costs incurred. As a result, total revenue for the year and three months ended January 31, 2009 was reduced by $0.7 million and net loss and accumulated deficit were increased by $0.6 million. There was no impact to operating cash flows for any periods. The Company considers the adjustment to be immaterial to the prior periods. The Company has also revised the previously reported amounts for certain other items that were immaterial to the financial statements individually as well as in the aggregate.
The following table summarizes the effect of the adjustment on the Company’s prior period consolidated financial statements:

	As Previously	Effect of	As
	Reported	Adjustment	Adjusted
	(in thousands, except per share data)

Statement of Operations for the year ended January 31, 2009:
Maintenance and other revenue	$133,717	$(637)	$133,080
Services revenue	83,050	(60)	82,990
Total revenue	263,440	(697)	262,743
Operating loss	(23,166)	(697)	(23,863)
Loss before income taxes	(22,734)	(697)	(23,431)
Income tax expense	361	(72)	289
Net loss	(23,095)	(625)	(23,720)
Per common share:
Basic net loss per share	(0.75)	(0.02)	(0.77)
Diluted net loss per share	(0.75)	(0.02)	(0.77)
Balance Sheet as of January 31, 2009:
Other current assets	19,092	72	19,164
Total current assets	121,513	72	121,585
Total assets	193,673	72	193,745
Deferred revenue	80,695	697	81,392
Total current liabilities	124,536	697	125,233
Accumulated deficit	(48,478)	(625)	(49,103)
Total stockholders’ equity	48,096	(625)	47,471
Total liabilities and stockholders’ equity	193,673	72	193,745

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted all of the provisions of SFAS 157 on February 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company adopted FSP 157-2 on February 1, 2009.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The statement also establishes disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during the six months ended July 31, 2009, but the requirements of SFAS 141R will apply to any acquisitions that the Company might commence subsequent to its adoption by the Company on February 1, 2009.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141 (R)-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP 141 (R)-1 is effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during the six months ended July 31, 2009, but will apply the requirements of FSP FAS 141 (R)-1 to any acquisitions that the Company might commence subsequent to its adoption by the Company on February 1, 2009.
In April 2009, the FASB issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company adopted these Staff Positions on May 1, 2009.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the accompanying condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how the Company references various elements of GAAP when preparing its financial statement disclosures, but will have no impact on the Company’s financial position, results of operation or cash flows.
3. COMPUTATION OF NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net loss	$(1,425)	$(1,433)	$(4,090)	$(2,163)

Weighted average shares of common stock outstanding — basic	30,897	30,620	30,826	30,648

Weighted average shares of common stock equivalents issued using the treasury stock method	—	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding — diluted	30,897	30,620	30,826	30,648

Basic net loss per share	$(0.05)	$(0.05)	$(0.13)	$(0.07)

Diluted net loss per share	$(0.05)	$(0.05)	$(0.13)	$(0.07)

Common stock equivalent shares consist of the shares issuable upon the vesting of restricted stock units (“RSUs”) and the exercise of stock options and stock-settled stock appreciation rights (“SARs”) using the treasury stock method. The Company’s unvested RSUs, stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to vesting or exercise. For the three and six months ended July 31, 2009, shares of potential common stock of approximately 6.2 million and 6.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and six months ended July 31, 2008, shares of potential common stock of approximately 5.5 million and 4.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. COMPREHENSIVE LOSS
Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in thousands)

Net loss	$(1,425)	$(1,433)	$(4,090)	$(2,163)
Foreign currency translation adjustments	(1,327)	(17)	(1,977)	300

Comprehensive loss	$(2,752)	$(1,450)	$(6,067)	$(1,863)

5. FAIR VALUE MEASUREMENTS
The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy of SFAS 157 as of July 31, 2009:

	Fair value measurement at reporting date using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)

Money market mutual funds	$24,285	$—	$—	$24,285

Total	$24,285	$—	$—	$24,285

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and cash equivalents as of July 31, 2009 includes $16.3 million in cash deposited with commercial banks.
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.7 million at July 31, 2009 and the carrying value was $16.9 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at July 31, 2009 and January 31, 2009 were as follows:

	July 31,	January 31,
	2009	2009
	(in thousands)

Capitalized software costs:
Acquired software technology	$9,084	$8,594
Capitalized software development costs	4,063	3,808

	13,147	12,402
Less accumulated amortization	(9,169)	(6,703)

Capitalized software costs, net	$3,978	$5,699

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
Amortization of capitalized software costs was $1.1 million and $2.1 million for the three and six months ended July 31, 2009, respectively. For the three and six months ended July 31, 2008, amortization of capitalized software costs was $1.1 million and $2.0 million, respectively. Capitalized software costs are amortized on a straight-line basis over the product’s estimated useful life, which is typically three years. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expenses related to capitalized software costs for the years ended January 31, 2010, 2011 and 2012 are $1.7 million, $2.0 million and $0.3 million, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the six months ended July 31, 2009, by segment, were as follows (segments are defined in note 13 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North	Asia	Latin
	America	Pacific	America	Total
	(in thousands)

Balances, January 31, 2009	$4,734	$887	$616	$6,237

Impact of foreign currency translation	—	25	54	79

Balances, July 31, 2009	$4,734	$912	$670	$6,316

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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. GOODWILL AND INTANGIBLE ASSETS (Continued)
Intangible Assets

	July 31,	January 31,
	2009	2009
	(in thousands)

Amortizable intangible assets:
Customer relationships	$1,630	$1,534
Trade name	557	501
Covenant not to compete	155	135

	2,342	2,170
Less accumulated amortization	(2,140)	(1,638)

Amortizable intangible assets, net	$202	$532

Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2009 and January 31, 2009, all of the Company’s intangible assets, excluding goodwill, were determined to have finite useful lives and were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.2 million and $0.3 million for the three and six months ended July 31, 2009. For the three and six months ended July 31, 2008, the aggregate amortization expense related to amortizable intangible assets was $0.2 million and $0.4 million, respectively. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2010 and 2011 is $0.1 million and $0.1 million, respectively. No additional amortization of these assets is estimated in fiscal 2012 and thereafter.
8. DEBT

	July 31,	January 31,
	2009	2009
	(in thousands)
Total debt:
Notes payable	$16,853	$16,983
Less current maturities	(275)	(266)

Long-term debt	$16,578	$16,717

Notes Payable
In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by the Company’s headquarters located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014.
Credit Facility
Effective April 10, 2008, the Company entered into an unsecured loan agreement with Bank of America N.A (the “Facility”). The Facility provides a three-year commitment for a $20 million line of credit. The Company will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the 12-month trailing EBITDA.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. DEBT (Continued)
The Facility provided that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At July 31, 2009, a prime rate borrowing would have had an effective rate of 3.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.03%.
Effective April 10, 2009, the Company executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA is reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges which might arise under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0.
As of July 31, 2009, there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.
9. INCOME TAXES
The total amount of gross unrecognized tax benefits as of the period ending July 31, 2009 was $2.9 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. Under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. Due to potential settlements with both foreign and domestic tax authorities in the next twelve months related to certain tax credits and deductions, an estimated $1.4 million of unrecognized tax benefits may be recognized during the next twelve month period.
The Company’s policy is to include interest and penalties related to unrecognized tax contingencies within the provision for taxes on the condensed consolidated statements of operations. Since adoption, the Company has accrued approximately $0.3 million for the payment of interest and penalties relating to unrecognized tax benefits.
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ending 1999, 2000, 2006 and 2007, in France for fiscal years ending 2005 through 2008, in California for fiscal years ending 2004 and 2005, and Tennessee for fiscal years ending 2004 through 2007.
Historically, QAD has demonstrated that the earnings of its foreign subsidiaries are permanently reinvested. During this quarter, management has stated its intent to liquidate one of its foreign subsidiaries and repatriate its earnings. The Company is recognizing the income tax effect of this change from the indefinite reversal criterion in its income tax expense. The Company has not changed its intention to permanently reinvest the earnings of its other foreign subsidiaries.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION
The Company’s equity awards consist of stock options, stock-settled SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 12 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2009.
The following table sets forth reported stock compensation expense for the three and six months ended July 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in thousands)

Stock-based compensation expense:

Cost of maintenance, service and other revenue	$257	$320	$513	$613
Sales and marketing	223	421	440	808
Research and development	172	216	365	460
General and administrative	604	636	1,176	1,316

Total stock-based compensation expense	$1,256	$1,593	$2,494	$3,197

Net cash received from options and SARs exercised for the six months ended July 31, 2009 and 2008 was $14,000 and $435,000, respectively. There were no excess tax benefits recorded for equity awards exercised in the six months ended July 31, 2009 and 2008.
The weighted average assumptions used to value SARs are shown in the following table:

	Six Months Ended
	July 31,
	2009	2008

Expected life in years (1)	5.25	5.25
Risk free interest rate (2)	1.88%	3.22%
Volatility (3)	57%	50%
Dividend rate (4)	3.91%	1.31%

(1)	The expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION (Continued)
The following table summarizes the activity for outstanding options and SARs for the six months ended July 31, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options/	Price per	Contractual	Aggregate
	SARs	Share	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)

Outstanding at January 31, 2009	5,967	$7.99	4.9	$22
Granted	67	2.79
Exercised	(5)	3.05
Expired	(292)	7.94
Forfeited	(206)	7.93

Outstanding at July 31, 2009	5,531	$7.94	3.9	$300

Vested and expected to vest at July 31, 2009 (1)	5,344	$7.95	3.9	$289

Vested and exercisable at July 31, 2009	3,778	$8.09	3.3	$232

(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on July 31, 2009 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on July 31, 2009.
The total intrinsic value of options exercised in both the three and six months ended July 31, 2009 was $1,500. The total intrinsic value of options and SARs exercised in the three and six months ended July 31, 2008 was $0.1 million and $0.5 million, respectively. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2009 was $1.34 and $1.05, respectively. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2008 was $3.27 and $3.29, respectively. At July 31, 2009, there was approximately $4.4 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.0 year.
The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION (Continued)
The following table summarizes the activity for RSUs for the six months ended July, 31 2009:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Restricted stock at January 31, 2009	747	$6.39
Granted	100	2.65
Vested (1)	(134)	7.17
Forfeited	(6)	7.03

Restricted stock at July 31, 2009	707	$5.71

Restricted stock expected to vest as of July 31, 2009 (2)	637	$6.33

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

(2)	RSUs expected to vest are net of estimated future forfeitures.
Total unrecognized compensation cost related to RSUs was approximately $3.7 million as of July 31, 2009. This cost is expected to be recognized over a period of approximately 2.7 years.
11. STOCKHOLDERS’ EQUITY
Cash or Stock Dividend
On May 6, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on July 3, 2009 to shareholders of record at the close of business on June 2, 2009. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.2 million in cash and issued 180,000 shares.
On June 11, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on October 8, 2009 to shareholders of record at the close of business on August 28, 2009. QAD will pay its quarterly dividend in either cash or shares of the Company’s common stock, at the election of each shareholder.
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenue:

North America (1)	$21,933	$29,997	$46,401	$58,299
EMEA	16,700	21,948	33,492	43,303
Asia Pacific	9,539	13,206	19,579	25,339
Latin America	3,138	4,362	6,836	9,410

	$51,310	$69,513	$106,308	$136,351

Operating income (loss):

North America	$1,953	$2,594	$4,797	$5,740
EMEA	146	(403)	(242)	(688)
Asia Pacific	419	1,130	1,102	2,182
Latin America	(326)	(501)	(205)	(258)
Corporate	(4,312)	(5,722)	(10,114)	(10,841)

	$(2,120)	$(2,902)	$(4,662)	$(3,865)

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. BUSINESS SEGMENT INFORMATION (Continued)

	July 31,	January 31,
	2009	2009
	(in thousands)
Property and equipment, net:

North America	$32,784	$34,580
EMEA	4,865	4,731
Asia Pacific	1,489	1,704
Latin America	422	423

	$39,560	$41,438

(1)	Sales into Canada accounted for 5% and 4% of North America total revenue in the three and six months ended July 31, 2009 and for 4% and 3% of North America total revenue for the three and six months ended July 31, 2008.
14. RESTRUCTURING CHARGES
Restructuring charges for the three and six months ended July 31, 2009 were as follows:

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2009	2009
	(in thousands)

Cost of maintenance, services and other revenue	$322	$734
Sales and marketing	367	657
Research and development	468	554
General and administrative	287	318

Total restructuring charges	$1,444	$2,263

Q4 Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, the Company initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 145 full-time positions globally. In connection with this restructuring plan, the Company recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. During the first quarter of fiscal 2010, an additional $0.8 million of severance expense was recognized related to one-time termination benefits for the elimination of the remaining 15 employees identified in Q4 fiscal 2009 and an additional 20 employees identified in Q1 fiscal 2010. Charges associated with these one-time termination benefits have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Related to this restructuring plan, the Company paid $0.5 million in the fourth quarter of fiscal 2009 and $3.5 million in the first six months of fiscal 2010. As of July 31, 2009, there was approximately $0.2 million accrued related to the Q4 fiscal 2009 cost reduction initiatives. This amount is related to employee severance pay and related expenses which the Company expects to substantially pay during fiscal 2010.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. RESTRUCTURING CHARGES (Continued)
Q2 Fiscal 2010 Restructuring Plan
In May 2009, the Company took further cost cutting actions which resulted in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. The number of employees was reduced by approximately 80 full-time positions. As of July 31, 2009, a total of $1.3 million was paid related to the plan. As of July 31, 2009, there was $0.2 million accrued related to the Q2 fiscal 2010 cost reduction initiatives. This amount is related to employee severance pay and related expenses which the Company expects to substantially pay during fiscal 2010.
Restructuring Accruals
The activity in the Company’s restructuring accrual for the six months ended July 31, 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010
	Restructuring	Restructuring
	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2009	$2,872	$—	$2,872
Employee severance pay and related expenses	819	1,496	2,315
Cash paid	(3,524)	(1,264)	(4,788)
Reversal of previous charges	(52)	—	(52)
Impact of foreign currency translation	28	4	32

Balance as of July 31, 2009	$143	$236	$379

If revenue should continue to decline significantly, the Company will continue to further reduce operating expenses to align them with economic conditions, and possibly could engage in a further restructuring. In taking these actions, the Company may incur additional costs which could negatively impact net income and cash flows from operating activities.
15. SUBSEQUENT EVENT
The Company performed an evaluation of subsequent events through September 10, 2009, the date the financial statements were issued. Based on this review, certain items were identified that required disclosure in these notes to condensed consolidated financial statements, as noted below.
On August 12, 2009, the Company completed a one-time Stock Option and Stock Appreciation Right Exchange Program (the “Program”). Pursuant to the terms of the Program, eligible participants were able to exchange outstanding stock options and SARs granted under QAD’s 1997 and 2006 Stock Incentive Programs with a per share exercise price above the fair market value of QAD common stock as of the first business day following the close of the exchange offer period, for a reduced number of SARs at a per share exercise price equal to the fair market value of the Company’s common stock on August 13, 2009, the date of issuance of the new SARs.
Stock options and SARs to purchase 3,378,161 shares of the Company’s common stock were tendered and accepted in the exchange offer, which expired August 12, 2009. These surrendered equity awards represent 79% of the total shares subject to equity awards eligible for exchange in the exchange offer at the beginning of the offer period or 85% of the total shares subject to equity awards eligible for exchange in the exchange offer at the close of the offer period. The surrendered equity awards were cancelled as of August 13, 2009. In exchange for these surrendered equity awards, new SARs to purchase 1,539,372 shares of the Company’s common stock were issued at an exercise price of $3.91. A total of 1,838,789 shares went back into the pool of shares available for issuance. The Company does not expect to record any incremental stock compensation expense as a result of the Program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements typically are preceded or accompanied by words like “believe,” “anticipate,” “expect” and words of similar meaning. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
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
Total revenue during the second quarter of fiscal 2010 was $51.3 million, down from $69.5 million in the same period of fiscal 2009. We experienced decreases in all revenue categories: 41% in license revenue, 7% in maintenance and other revenue and 47% in services revenue. Total revenue during the first six months of fiscal 2010 was $106.3 million, down from $136.4 million in the same period of fiscal 2009. We experienced decreases in all revenue categories: 45% in license revenue, 5% in maintenance and other revenue and 36% in services revenue.
Overall gross margin was 57% for the second quarter of fiscal 2010, compared to 53% for the same prior year quarter, up primarily due to changes in revenue mix. For the first six months of fiscal 2010, overall gross margin was 55%, relatively consistent with 54% for the same prior year period.
Cash flows from operations were $12.3 million for the first six months of fiscal 2010, compared to $7.1 million in the same period of fiscal 2009. The increase in cash flows from operations was primarily due to an increase in cash collections in excess of billings on our accounts receivable and the positive effect of the change in deferred revenue, partially offset by higher payments for severance.
Global economic conditions deteriorated significantly during the second half of fiscal 2009 and continued to be unfavorable in the first half of fiscal 2010. We have seen demand for our products and services decline in each of our geographic regions and in the manufacturing industries we serve, most notably in automotive and industrial products. In response to the difficult economic environment, we initiated steps in the fourth quarter of fiscal 2009 and again in the second quarter of fiscal 2010 to reduce our headcount and lower expenses. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments and we will continue to monitor the economic situation and the business environment throughout fiscal 2010.

CRITICAL ACCOUNTING POLICIES
We consider certain accounting policies related to revenue recognition, accounts receivable allowances, goodwill and intangible assets, capitalized software development costs, valuation of deferred tax assets, tax contingency reserves, and stock-based compensation expense to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.
Revenue Recognition. We derive our revenues from the sale or the license of our software products and of support services, subscriptions, consulting, development, training, and other professional services. The majority of our software is sold or licensed in multiple-element arrangements that include support services and often professional services or other elements. We therefore license our software generally in multiple-element arrangements. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue pursuant to the requirements of the AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A majority of our license revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.
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

Revenues from consulting services are comprised of implementation, development, training and other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of our software. QAD software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, we enter into fixed fee arrangements for arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, we recognize revenue as the respective milestones are achieved.
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

Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible due to inability of the customers to pay. We also provide an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized. Provisions to the allowance for doubtful accounts are included in bad debt expense in general and administrative expense and provisions for sales adjustments are recorded against revenue. Bad debt expense recorded in the second quarter of fiscal 2010 was $1.1 million and for the first six months of fiscal 2010 was $1.3 million. The economic downturn has affected our customer base, as it is focused in manufacturing and, in particular, the automotive supplier industry. Therefore, we are closely monitoring our receivable balances. Significant judgment is required in adjusting our receivables to amounts we believe are realizable, especially when a customer is experiencing financial difficulty or is in bankruptcy. Although we use the best information available in making our estimates, we may incur additional bad debt expense in future periods which could have a material effect on earnings in any given quarter should additional allowances for doubtful accounts be necessary.
Goodwill and Intangible Assets. Goodwill and other intangible assets at July 31, 2009 were $6.3 million and $0.2 million, respectively, and accounted for 4% of our total assets. All of our goodwill and intangible assets have been accounted for under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
Goodwill is tested for impairment at least annually utilizing an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or “market approach,” which utilizes financial and valuation ratios of publicly traded companies that are comparable to QAD to determine if our valuation ratios are a fair measure of QAD’s enterprise value. In assessing the recoverability of goodwill, we estimate future revenue and cash flow attributable to our reporting units and other factors in determining the fair value of our reporting units. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. For further discussion of goodwill, see note 7 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.
We are currently evaluating the manner in which the results of the Company’s operations are evaluated. Previously, operating results have been reviewed based on geographic segments. However, due to the continued global nature of our business and the interdependency of revenues across geographic regions, the importance of operating results by region are being reconsidered. In a future period, we may decide to revise our reporting segments and reporting units. If such a revision occurs, we will adjust our prior period segment financial information to conform to the revised presentation.
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

Valuation of Deferred Tax Assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires that the carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At July 31, 2009, we had $27.3 million of deferred tax assets net of valuation allowance. This balance consisted of $37.4 million of gross deferred tax assets offset by a $10.1 million valuation allowance. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net decrease of valuation allowances recorded in the second quarter of fiscal 2010 of $0.8 million. This was due to an increase in net income and the impact of foreign currency fluctuations in our valued entities. In the future, if we determine that some or all of the net deferred tax assets will not be realizable, an adjustment to the valuation allowance applied against the deferred tax assets will be made that will increase tax expense in the period of determination.
Tax Contingency Reserves. Effective February 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, we recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position at the largest amount of benefit that has a greater than 50 percent likelihood of being realized when it is ultimately settled. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to tax positions. We reflect interest and penalties related to income tax liabilities as income tax expense.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Revenue:
License fees	13%	16%	12%	17%
Maintenance and other	63	50	61	50
Services	24	34	27	33

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	3	4	3	4
Cost of maintenance, service and other revenue	40	43	42	42
Sales and marketing	25	29	25	28
Research and development	18	16	19	16
General and administrative	18	12	16	13
Amortization of intangibles from acquisitions	—	—	—	—

Total costs and expenses	104	104	105	103

Operating loss	(4)	(4)	(5)	(3)
Other expense (income)	—	—	—	—

Loss before income taxes	(4)	(4)	(5)	(3)
Income tax benefit	(1)	(2)	(1)	(1)

Net loss	(3)%	(2)%	(4)%	(2)%

Comparison of revenues
Total Revenue. Total revenue for the second quarter of fiscal 2010 was $51.3 million, a decrease of $18.2 million or 26%, from $69.5 million in the second quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2009, total revenue for the current quarter would have been approximately $54.3 million or $15.2 million lower when compared to the same period last year. The unfavorable currency impact of approximately $3.0 million for the second quarter of fiscal 2010 related mainly to fluctuations in the euro, Australian dollar and British pound. When comparing categories within total revenue at constant rates, our current quarter results included a decrease in license, maintenance and other and services revenue. Revenue outside the North America region as a percentage of total revenue was consistent at 57% for both the second quarter of fiscal 2010 and the second quarter of fiscal 2009. Revenue decreased across all geographic regions during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Our second quarter fiscal 2010 revenue by industry was approximately 25% in automotive, 27% in consumer products and food and beverage, 35% in high technology and industrial products and 13% in life sciences. In comparison to the revenue by industry in the prior year, the automotive industry decreased.
Total revenue for the six months ended July 31, 2009 was $106.3 million, a decrease of $30.1 million, or 22%, from $136.4 million over the same period of fiscal 2008. Holding foreign currency exchange rates constant to those applicable in the same period of fiscal 2009, total revenue for the six months ended July 31, 2009 would have been approximately $113.9 million, or $22.5 million lower when compared to the same period last year. The unfavorable currency impact of approximately $7.6 million for the six months ended July 31, 2009 related to fluctuations in the euro, Australian dollar, British pound, Polish zloty and Brazilian real. When comparing categories within total revenue at constant rates, our first six months results included lower revenue across all revenue categories. Revenue outside the North America region as a percent of total revenue was relatively consistent at 56% and 57% for the six months ended July 31, 2009 and 2008, respectively. When comparing the six months ended July 31, 2009 to the same period ended July 31, 2008, revenue decreased across all our geographic regions. Revenue by industry for the first half of fiscal 2010 was approximately 27% in automotive, 35% in consumer products and food and beverage, 25% in high technology and industrial products and 13% in life sciences. In comparison to the revenue by industry in the prior year, the automotive and high technology and industrial products industries decreased.

License Revenue. License revenue was $6.7 million for the second quarter of fiscal 2010, down $4.7 million, or 41%, from $11.4 million in the second quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2009, license revenue for the current quarter would have been approximately $7.0 million, representing a $4.4 million, or 39%, decrease from the same period last year. We experienced decreases in license revenue across all our geographic regions during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2010, one customer placed a license order totaling more than $0.3 million. No orders exceeded $1.0 million. This compared to the second quarter of fiscal 2009 in which six customers placed license orders totaling more than $0.3 million of which one order exceeded $1.0 million. Discounts associated with license revenue increased in the second quarter of fiscal 2010 when compared to license discounts in the second quarter of fiscal 2009. The increase in license discounts relates to the license order during the second quarter of fiscal 2010 which was greater than $0.3 million. Excluding that order, license discounts have remained consistent in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009.
License revenue was $12.9 million for the six months ended July 31, 2009, a decrease of $10.5 million, or 45%, from $23.4 million for the six months ended July 31, 2008. Holding foreign currency exchange rates constant to fiscal 2009, license revenue for the current six-month period would have been approximately $13.8 million, representing a $9.6 million, or 41%, decrease from the same period last year. In comparing the year-to-date results as of July 31, 2009 with the year-to-date results as of July 31, 2008, we experienced decreases in license revenue across all our geographic regions. During the six months ended July 31, 2009, two customers placed license orders totaling more than $0.3 million. No orders exceeded $1.0 million. This is compared to eight customers who placed license orders totaling more than $0.3 million in the six months ended July 31, 2008, two of which exceeded $1.0 million. For the six months ended July 31, 2009, discounts granted to customers for software licenses were higher when compared to the same period in the prior year. The increase in license discounts relates to the license order during the second quarter of fiscal 2010 which was greater than $0.3 million. Excluding that order, license discounts have remained consistent in the first half of fiscal 2010 when compared to the same period in fiscal 2009.
Maintenance and Other Revenue. Maintenance and other revenue was $32.1 million for the second quarter of fiscal 2010, representing a decrease of $2.4 million, or 7%, from $34.5 million for the second quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2009, the second quarter fiscal 2010 maintenance and other revenue would have been approximately $33.5 million, representing a $1.0 million, or 3%, decrease when compared to the second quarter of fiscal 2009. The $1.0 million non-currency related decrease in maintenance and other revenue was primarily due to a few customers for whom we have deferred our recognition of revenue as a result of the customers entering into bankruptcy. Future revenue related to these customers will be recognized upon cash collection. Maintenance and other revenue decreased across all our geographic regions during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.
Maintenance and other revenue was $65.0 million for the six months ended July 31 2009, representing a decrease of $3.7 million, or 5%, from $68.7 million over the same period ended July 31, 2008. When we hold exchange rates constant to those prevailing in the same period of fiscal 2009, maintenance and other revenue for the current six-month period would have been approximately $68.5 million. The non-currency related decrease of $0.2 million related to a decrease in hosting revenue. Maintenance and other revenue decreased across all our geographic regions primarily as a result of foreign currency fluctuations.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate for the three and six months ended July 31, 2009 and 2008 was in excess of 90%.

Services Revenue. Services revenue was $12.5 million for the second quarter of fiscal 2010, representing a decrease of $11.1 million, or 47%, when compared to the same period last year at $23.6 million. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2009, services revenue for the second quarter of fiscal 2010 would have been approximately $13.7 million, reflecting a $9.9 million, or 42%, decrease from the same period last year. We experienced decreases in services revenue across all our geographic regions in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The decrease in services revenue quarter over quarter was primarily attributed to a large engagement in the automotive sector that was scaled back in the fourth quarter of fiscal 2009 as well as engagements in which we were recognizing a lower amount of services revenue per customer per quarter, which we believe is a result of lower license revenue over the recent quarters and customer decisions to extend or delay their implementations, upgrades or other ongoing services projects.
Services revenue was $28.4 million for the six months ended July 31, 2009. This represents a decrease of $15.9 million, or 36%, when compared to services revenue of $44.3 million earned in the same period last year. Holding exchange rates constant to those prevailing during the prior year period, services revenue for the first six months of fiscal 2010 would have been approximately $31.7 million, reflecting a $12.6 million, or 28%, decrease from the same period last year. When comparing the first half of fiscal 2010 to the same period in fiscal 2009, services revenue decreased across all our geographic regions. The decrease in services revenue period over period was primarily attributed to a large engagement in the automotive sector that was scaled back in the fourth quarter of fiscal 2009 as well as engagements in which we were recognizing a lower amount of services revenue per customer per quarter, which we believe is a result of lower license revenue over the recent quarters and customer decisions to extend or delay their implementations, upgrades or other ongoing services projects.
Comparison of costs and expenses
Restructuring
Restructuring charges for the three and six months ended July 31, 2009 were as follows:

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2009	2009
	(in thousands)

Cost of maintenance, services and other revenue	$322	$734
Sales and marketing	367	657
Research and development	468	554
General and administrative	287	318

Total restructuring charges	$1,444	$2,263

Q4 Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 145 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. During the first quarter of fiscal 2010, an additional $0.8 million of severance expense was recognized related to one-time termination benefits for the elimination of the remaining 15 employees identified in Q4 fiscal 2009 and an additional 20 employees identified in Q1 fiscal 2010. Charges associated with these one-time termination benefits have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Related to this restructuring plan, we paid $0.5 million in the fourth quarter of fiscal 2009 and $3.5 million in the first six months of fiscal 2010. As of July 31, 2009, there was approximately $0.2 million accrued related to the Q4 fiscal 2009 cost reduction initiatives. This amount is related to employee severance pay and related expenses which we expect to substantially pay during fiscal 2010.

Q2 Fiscal 2010 Restructuring Plan
In May 2009, we took further cost cutting actions which resulted in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. The number of employees was reduced by approximately 80 full-time positions. As of July 31, 2009, a total of $1.3 million was paid related to the plan. As of July 31, 2009, there was $0.2 million accrued related to the Q1 fiscal 2010 cost reduction initiatives. This amount is related to employee severance pay and related expenses which we expect to substantially pay during fiscal 2010.
Restructuring Accruals
The activity in the Company’s restructuring accrual for the six months ended July 31, 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010
	Restructuring	Restructuring
	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2009	$2,872	$—	$2,872
Employee severance pay and related expenses	819	1,496	2,315
Cash paid	(3,524)	(1,264)	(4,788)
Reversal of previous charges	(52)	—	(52)
Impact of foreign currency translation	28	4	32

Balance as of July 31, 2009	$143	$236	$379

If our revenue should continue to decline significantly we will continue to further reduce our operating expenses to align them with economic conditions, and possibly could engage in a further restructuring. In taking these actions, we may incur additional costs which could negatively impact our net income and cash flows from operating activities.
Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) for the second quarter was $22.2 million for fiscal 2010 and $32.5 million for fiscal 2009, and as a percentage of total revenue was 43% for the second quarter of fiscal 2010 and 47% for the second quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing during the second quarter of fiscal 2009, total cost of revenue for the second quarter of fiscal 2010 would have been approximately $1.5 million higher at $23.7 million and the cost of revenue percentage would have been 44%, reflecting a 1% positive foreign exchange effect in our margins. Changes in the cost of revenue as a percentage of total revenue were primarily due to lower services revenue in the overall revenue mix. Since services revenue has lower margins, the overall cost of revenue percentage decreased. The non-currency related decrease in cost of revenue of $8.8 million was primarily due to lower third party contractor expense of $2.7 million, lower services salaries and related expenses of $2.5 million, primarily as a result of lower headcount of approximately 80 people, and lower travel expense of $1.7 million.
Total cost of revenue for the six months ended July 31, 2009 decreased $14.4 million to $48.0 million from $62.4 million for the six months ended July 31, 2008. As a percentage of total revenue, total cost of revenue decreased to 45% for the six months ended July 31, 2009 from 46% in the same period of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing during the same period last year, total cost of revenue for the six months ended July 31, 2009 would have been approximately $3.9 million higher at $51.9 million, and as a percent of revenue would have been 46%, reflecting a 1% positive foreign exchange effect in our margin. Cost of revenues for the first six months of fiscal 2010 when compared to the same period in fiscal 2009 was favorably impacted by the change in revenue mix of increased maintenance and other revenue and lower services revenue. Since margins related to maintenance and other revenue are higher than the margins related to services revenue, the overall cost of revenue percentage decreased. The favorable change in revenue mix was offset by lower margin of maintenance, service and other revenue when compared to the same period in the prior year. The non-currency related decrease in cost of revenue of $10.5 million was primarily due to lower third party contractor expense of $3.8 million, lower services salaries and related expenses of $2.4 million, primarily as a result of lower headcount of approximately 80 people, and lower travel expense of $2.6 million.

Sales and Marketing. Sales and marketing expense decreased $7.2 million, or 36%, to $12.7 million for the second quarter of fiscal 2010 from $19.9 million in the comparable prior year period. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2009, current quarter expense would have decreased approximately $6.3 million, or 32%, to $13.6 million when compared with the same period last year. The decrease in sales and marketing expense was primarily due to lower personnel costs of $3.2 million related primarily to lower salaries, bonuses and commissions as a result of approximately 75 fewer employees and lower travel expense of $1.1 million. In addition, we did not hold our annual Explore customer event this year. We incurred $0.9 million of expense related to the Explore event in the second quarter of fiscal 2009.
Sales and marketing expense decreased $11.5 million, or 30%, to $26.6 million in the six months ended July 31, 2009 from $38.1 million in the same period of the previous year. Holding foreign currency exchange rates constant to the first half of the prior year, sales and marketing expense would have been approximately $9.2 million, or 24%, lower at $28.9 million. The decrease in sales and marketing expense in the six months ended July 31, 2009 compared to the same period of last year was primarily due to lower personnel costs of $4.4 million primarily related to lower salaries, bonuses and commissions as a result of approximately 75 fewer employees, lower travel expense of $1.6 million, lower expenses associated with our Explore and Sales Workshop events of $1.2 million, lower marketing expense of $0.6 million, lower sales agent fees of $0.5 million and lower stock compensation expense of $0.4 million.
Research and Development. Research and development expense, which is managed on a global basis, decreased $2.0 million, or 18%, to $9.3 million for the second quarter of fiscal 2010, when compared to the same quarter last year at $11.3 million. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2009, current quarter expense would have been approximately $1.6 million, or 14%, lower at $9.7 million. The decrease in expenses when comparing the second quarter of fiscal 2010 to the same quarter of the previous year was primarily due to a $1.0 million decrease in salaries and related expenses primarily as a result of 35 fewer employees, lower travel expense of $0.4 million and lower bonuses of $0.3 million. These decreases in research and development expense were partially offset by higher severance charges of $0.4 million related to the reduction in workforce plan.
For the six months ended July 31, 2009, research and development expense decreased $2.7 million, or 12%, to $19.7 million from $22.4 million during the same period last year. Holding foreign currency exchange rates constant to fiscal 2009, fiscal 2010 research and development expense would have been approximately $1.7 million, or 8%, lower at $20.7 million. The decrease in research and development expenses when comparing the first half of fiscal 2010 to the same period of the previous year was primarily due to a decrease in salaries and related expenses of $1.1 million as a result of 35 fewer employees, lower travel expense of $0.7 million and lower bonuses of $0.3 million. These decreases in research and development expense were partially offset by lower joint development income of $0.4 million and higher severance charges of $0.2 million.
General and Administrative. General and administrative expense increased $0.4 million, or 5%, to $9.0 million for the second quarter of fiscal 2010 from the same quarter last year at $8.6 million. Holding foreign currency exchange rates constant to those prevailing in the second quarter of fiscal 2009, current quarter general and administrative expense would have been approximately $9.5 million, representing an increase of $0.9 million, or 10%. The increase from fiscal 2009 to fiscal 2010 was primarily due to higher bad debt expense of $1.1 million primarily related to three customers who entered into bankruptcy.
For the six months ended July 31, 2009, general and administrative expense decreased $0.5 million, or 3%, to $16.4 million from the same period last year at $16.9 million. Holding foreign currency exchange rates constant to fiscal 2009, fiscal 2010 general and administrative expense would have been approximately $17.4 million, representing an increase of $0.5 million, or 3%. The increase from fiscal 2009 to fiscal 2010 was primarily due to higher bad debt expense of $1.3 million and higher severance charges of $0.3 million partially offset by lower travel expense of $0.4 million, lower bonuses of $0.2 million and lower subscriptions of $0.2 million mainly related to on-line employee training.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was consistent quarter over quarter at $0.2 million for the current quarter compared to $0.2 million in the same quarter last year and primarily related to intangible assets acquired from our fiscal 2007 acquisitions.

For the six months ended July 31, 2009 and 2008, amortization of intangible assets from acquisitions was $0.3 million and $0.4 million, respectively, and primarily related to intangible assets acquired from our fiscal 2007 acquisitions.
Other Expense (Income). Net other expense (income) was $(0.2) million and breakeven for the second quarter of fiscal 2010 and 2009, respectively. The $0.2 million favorable change primarily related to $0.5 million higher exchange gains partially offset by $0.3 million less interest income in the current quarter. Interest income decreased due to both lower interest rates and lower balances of cash and equivalents available for investment.
Net other expense was $0.2 million during both the six month periods ended July 31, 2009 and 2008. When we compare fiscal 2010 to fiscal 2009, lower exchange losses of $0.5 million were offset by lower interest income of $0.5 million related to both lower interest rates and lower balances of cash and equivalents available for investment.
Income Tax Benefit. We recorded income tax expense (benefit) of $(0.5) million and $(1.4) million for the three months ended July 31, 2009 and 2008, respectively. Our effective tax rate decreased to 27% for the second quarter of fiscal 2010 compared to 50% for the same period in the prior year. Projected full year pre-tax income at July 31, 2009 was near breakeven causing items such as withholding tax to become more significant relative to the projected income. As a result, we believe the best estimate of our annual effective tax rate would be derived by using actual pre-tax income for the six months ended July 31, 2009. The components used to calculate the rate are consistent with prior quarters. The lower income tax rate (resulting in a lower income tax benefit) is primarily due to the impact of significant discrete items which include our stock option tax deduction being less than our stock based compensation expense and the intention to repatriate earnings as a result of a planned liquidation of one of our subsidiaries.
We recorded income tax expense (benefit) of $(0.8) million and $(1.9) million for the first six months of fiscal 2010 and 2009, respectively. Our income tax rate decreased to 16% from 47% for the same period in the prior year. The components used to calculate the rate are consistent with prior quarters. The lower income tax rate for the first six months of the current year (resulting in a lower income tax benefit) as compared to the first six months of the prior year is primarily due to the impact of significant discrete items which include our stock option tax deduction being less than our stock based compensation expense and the intention to repatriate earnings of one of our subsidiaries. In addition, the rate for the same period in the prior year was higher due to tax rate changes in our foreign jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of cash is from the sale of licenses, maintenance and services to our customers. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures, to invest in our growth initiatives, which could include acquisitions of products, technology and businesses, and for funding of our dividend and stock repurchase programs.
During the first six months of fiscal 2010 we have focused on reducing expenses and conserving cash. Headcount is down over 200 people, or approximately 15%, when compared to July 31, 2008. We saved over $4 million in non-billable travel expenses in the first half of fiscal 2010 compared to the first half of fiscal 2009. We made only critical capital expenditures during the first half of fiscal 2010 and, as a result, capital expenditures have decreased $2.4 million from the first half of the prior fiscal year. Finally, we modified our dividend program to give investors the choice of a stock dividend or cash dividend payment, and because holders of a majority of our shares chose a stock dividend, we were able to conserve cash. As a result of our focus on reducing expenses and conserving cash, our cash balance has increased from $31.5 million as of January 31, 2009 to $40.6 million as of July 31, 2009 despite a reduction in revenues.

At July 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $40.6 million and net accounts receivable of $40.6 million. At July 31, 2009, our cash and cash equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 60% of our cash and cash equivalents were held in U.S. dollar denominated accounts as of July 31, 2009 and January 31, 2009. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2010. The facility expires in April 2011.
Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and cash equivalents are held by diversified financial institutions globally, and as of July 31, 2009 the portion of our cash and cash equivalents held by Bank of America is approximately 60%.
Net cash flows provided by operating activities was $12.3 million for the first six months of fiscal 2010 and was primarily comprised of our net loss offset by cashflow from accounts receivable and the effect of non-cash expenses associated with depreciation and amortization and stock compensation expense. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to collections in addition to reduced billings in the first half of fiscal 2010 due to a decline in license and services revenue. The primary working capital use of cash was a decrease in deferred revenue and a decrease in accounts payable and accrued expenses primarily due to lower accrued employee bonuses, commissions and severance.
During the first half of fiscal 2010, we made $4.8 million of severance payments related to our restructuring plans. We expect to pay an additional $0.4 million over the remaining fiscal 2010 related to the plans.
Capital expenditures decreased to $0.5 million in the first six months of fiscal 2010 from $2.9 million in the same period of fiscal 2009 and related mainly to computer equipment and software. We will continue to focus on conserving capital reserves throughout fiscal 2010.
Dividend-related payments for the first six months of fiscal 2010 totaled $1.0 million compared to $1.5 million in the same period of fiscal 2009. Starting with the fiscal 2010 second quarterly dividend, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash. For the dividend declared during May 2009, we made cash payments of $0.2 million compared to $0.8 million of cash payments for each of the previous dividends declared.
There were no stock repurchase-related payments during the first six months of fiscal 2010. We do not currently have a stock repurchase program in place; however, the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.
We have historically calculated accounts receivable days’ sales outstanding (“DSO”), using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue represented by the accounts receivable balance as of period end. When reviewing the performance of our business units, DSO under the countback method is used by management. It is management’s belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high annual maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods.
DSO under the countback method was 73 days at July 31, 2009, compared to 75 days at January 31, 2009 and 82 days at July 31, 2008. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 71 days at July 31, 2009, compared to 108 days at January 31, 2009 and 74 days at July 31, 2008.
There have been no material changes in our contractual obligations or commercial commitments. Cash requirements for items other than normal operating expenses are anticipated for the following: capital expenditures, dividend payments and funding restructuring costs. In fiscal 2010, we do not have further cash payment obligations related to previous acquisitions, with the exception of one additional performance payment of up to $0.4 million related to our acquisition of FBO Systems, Inc. We may require cash for acquisitions of new businesses, software products, or technologies complementary to our business.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.
CONTRACTUAL OBLIGATIONS
Credit Facility
Effective April 10, 2008, we entered into an unsecured loan agreement with Bank of America, N.A. The agreement provides a three-year commitment for a $20 million line of credit (the “Facility”). We will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing EBITDA.
The Facility provided that we maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At July 31, 2009, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.03%.
Effective April 10, 2009, we executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA is reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges which might arise under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0.
As of July 31, 2009 there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at July 31, 2009 was $16.9 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the six months ended July 31, 2009 and 2008, approximately 40% and 35% of our revenue was denominated in currencies other than the U.S. dollar. Approximately 40% and 45% of our expenses were denominated in currencies other than the U.S. dollar for the six months ended July 31, 2009 and 2008, respectively. As a result, fluctuations in the values of the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction losses totaled breakeven and $0.5 million for the six months ended July 31, 2009 and 2008, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.

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

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders held on June 10, 2009, the following proposals were adopted:
(1)	To elect seven directors, as nominated:

	Votes For	Votes Withheld
Karl F. Lopker	25,702,463	4,227,874
Pamela M. Lopker	25,730,710	4,199,626
Scott J. Adelson	29,199,275	731,062
Terence R. Cunningham	25,717,076	4,213,261
Thomas J. O’Malia	25,607,354	4,322,982
Lee D. Roberts	25,717,076	4,213,261
Peter R. van Cuylenberg	25,720,212	4,210,125
(2)	To approve the Stock Option and Stock Appreciation Right Exchange Program:

Votes For	Votes Against	Abstentions
17,658,654	5,684,133	564,231
(3)	To approve an amendment of the Company’s 2006 Stock Incentive Program increasing the number of shares of common stock available for issuance from 5,300,000 shares to 8,300,000 shares:

Votes For	Votes Against	Abstentions
18,498,432	4,845,355	563,231

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibits
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc. (Registrant)
Date: September 10, 2009	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller (Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002