Form 10-Q
period 2009-10-31
QAD INC
filed 2009-12-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
The number of shares outstanding of the issuer’s common stock as of November 30, 2009 was 31,241,735.

QAD INC.
INDEX

PART I

ITEM 1 —	FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2009	2009
Assets
Current assets:
Cash and equivalents	$43,727	$31,467
Accounts receivable, net	40,225	70,954
Other current assets	18,780	19,164

Total current assets	102,732	121,585

Property and equipment, net	38,575	41,438
Capitalized software costs, net	3,054	5,699
Goodwill	6,338	6,237
Other assets, net	18,035	18,786

Total assets	$168,734	$193,745

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$280	$266
Accounts payable	6,411	12,494
Deferred revenue	68,665	81,392
Other current liabilities	24,553	31,081

Total current liabilities	99,909	125,233

Long-term debt	16,511	16,717
Other liabilities	4,395	4,324

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,350,481 shares at both October 31, 2009 and January 31, 2009	35	35
Additional paid-in capital	142,446	139,930
Treasury stock, at cost (4,113,646 and 4,597,758 shares at October 31, 2009 and January 31, 2009, respectively)	(33,031)	(36,614)
Accumulated deficit	(52,050)	(49,103)
Accumulated other comprehensive loss	(9,481)	(6,777)

Total stockholders’ equity	47,919	47,471

Total liabilities and stockholders’ equity	$168,734	$193,745

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Revenue:
License fees	$8,409	$13,055	$21,318	$36,448
Maintenance and other	33,779	32,687	98,732	101,341
Services	14,052	22,025	42,498	66,329

Total revenue	56,240	67,767	162,548	204,118

Costs and expenses:
Cost of license fees	1,813	2,689	5,351	7,474
Cost of maintenance, service and other revenue	20,719	28,548	65,179	86,200
Sales and marketing	12,168	17,825	38,731	55,938
Research and development	8,678	10,794	28,349	33,165
General and administrative	7,101	8,260	23,492	25,180
Amortization of intangibles from acquisitions	121	184	468	559

Total costs and expenses	50,600	68,300	161,570	208,516

Operating income (loss)	5,640	(533)	978	(4,398)

Other expense (income):
Interest income	(132)	(366)	(440)	(1,213)
Interest expense	321	309	948	948
Other expense (income), net	(511)	20	(609)	456

Total other expense (income)	(322)	(37)	(101)	191

Income (loss) before income taxes	5,962	(496)	1,079	(4,589)
Income tax expense (benefit)	1,208	1,325	415	(605)

Net income (loss)	$4,754	$(1,821)	$664	$(3,984)

Basic net income (loss) per share	$0.15	$(0.06)	$0.02	$(0.13)

Diluted net income (loss) per share	$0.15	$(0.06)	$0.02	$(0.13)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$664	$(3,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,918	8,232
Provision for doubtful accounts and sales adjustments	1,990	562
Loss on disposal of property and equipment	38	—
Exit costs	217	206
Stock compensation expense	3,667	4,468
Other, net	(464)	(278)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	31,787	26,410
Other assets	(304)	(2,180)
Accounts payable	(4,052)	95
Deferred revenue	(17,452)	(21,840)
Other liabilities	(8,405)	(2,085)

Net cash provided by operating activities	15,604	9,606
Cash flows from investing activities:
Purchase of property and equipment	(645)	(4,810)
Capitalized software costs	(314)	(821)
Acquisition of businesses, net of cash acquired	(14)	(6,235)
Proceeds from sale of marketable securities	—	275
Proceeds from sale of property and equipment	41	3

Net cash used in investing activities	(932)	(11,588)
Cash flows from financing activities:
Repayments of debt	(192)	(221)
Proceeds from issuance of common stock	56	456
Changes in book overdraft	(2,476)	(1,015)
Cash dividends paid	(1,227)	(2,300)
Repurchase of common stock	—	(2,219)

Net cash used in financing activities	(3,839)	(5,299)

Effect of exchange rates on cash and equivalents	1,427	(2,104)

Net increase (decrease) in cash and equivalents	12,260	(9,385)

Cash and equivalents at beginning of period	31,467	45,613

Cash and equivalents at end of period	$43,727	$36,228

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$777	$767
Dividends paid in stock	1,089	—
See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2009 of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for the year ending January 31, 2010.
Reclassifications and Corrections of Previously Issued Financial Statements
The results for the fiscal year and quarter ended January 31, 2009 have been revised from previously reported amounts. The revision relates to revenue recognition of a customer contract accounted for using contract accounting. During preparation of the Company’s financial statements for the first quarter of fiscal 2010, the Company determined that it could not reliably estimate the costs of maintenance to be provided to the customer under the contract and accordingly could not accrue the full gross profit under the percentage-of-completion method. The accounting for the contract has been revised to apply the zero gross margin approach under the percentage-of-completion method. Under this method, revenues are recorded only to the extent of contract costs incurred. As a result, total revenue for the year and three months ended January 31, 2009 was reduced by $0.7 million and net loss and accumulated deficit were increased by $0.6 million. There was no impact to operating cash flows for any periods. The Company considers the adjustment to be immaterial to the prior periods. The Company has also revised the previously reported amounts for certain other items that were immaterial to the financial statements individually as well as in the aggregate.
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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Standards
Revenue Recognition
In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that the Company will adopt beginning February 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
Fair Value Measurement
In August 2009, the FASB issued authoritative guidance for fair value measurements and disclosures for liabilities to provide additional guidance on the valuation techniques used in fair value measurements of liabilities of a reporting entity. The Company will adopt this revised authoritative guidance for fair value measurements and disclosures for liabilities as of February 1, 2010, and is currently evaluating the impact that this guidance will have on the consolidated financial statements.
Recently Adopted Accounting Standards
Accounting Standards Codification
In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The Company adopted this standard as of October 31, 2009. The adoption of this standard changed how the Company references GAAP when preparing its financial statement disclosures, but had no impact on the Company’s financial position, results of operations or cash flows.
Subsequent Events
In May 2009, the FASB issued authoritative guidance which established general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it established that reporting entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires reporting entities to disclose the date through which subsequent events have been evaluated. This guidance was effective for interim and annual financial periods ending after June 15, 2009. The Company adopted this guidance as of July 31, 2009, and has included the required additional disclosure in Note 15 “Subsequent Event”.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
Business Combinations
In December 2007, the FASB revised its guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired company at the acquisition date. The statement also establishes disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination.
In April 2009, the FASB further revised its guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. It amended the provisions in the December 2007 guidance for the recognition measurement and disclosures of assets and liabilities arising from contingencies in business combinations, and carries forward most of the previous provisions for acquired contingencies. This new guidance was effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during the nine months ended October 31, 2009, but the requirements of this guidance will apply to any acquisitions that the Company might commence subsequent to its adoption by the Company on February 1, 2009.
3. COMPUTATION OF NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net income (loss)	$4,754	$(1,821)	$664	$(3,984)

Weighted average shares of common stock outstanding — basic	31,120	30,671	30,925	30,656

Weighted average shares of common stock equivalents using the treasury stock method	1,309	—	976	—

Weighted average shares of common stock and common stock equivalents outstanding — diluted	32,429	30,671	31,901	30,656

Basic net income (loss) per share	$0.15	$(0.06)	$0.02	$(0.13)

Diluted net income (loss) per share	$0.15	$(0.06)	$0.02	$(0.13)

Common stock equivalent shares consist of the shares issuable upon the vesting of restricted stock units (“RSUs”) and the exercise of stock options (“Options”) and stock-settled stock appreciation rights (“SARs”) using the treasury stock method. The Company’s unvested RSUs, Options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to vesting or exercise. For the three and nine months ended October 31, 2009, shares of potential common stock of approximately 2.4 million and 4.8 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and nine months ended October 31, 2008, shares of potential common stock of approximately 6.7 million and 5.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)

Net income (loss)	$4,754	$(1,821)	$664	$(3,984)
Foreign currency translation adjustments	(727)	(2,143)	(2,704)	(1,843)

Comprehensive income (loss)	$4,027	$(3,964)	$(2,040)	$(5,827)

5. FAIR VALUE MEASUREMENTS
The following table sets forth the financial assets, measured at fair value, as of October 31, 2009:

	Fair value measurement at reporting date using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)

Money market mutual funds	$24,308	$—	$—	$24,308

Total	$24,308	$—	$—	$24,308

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and cash equivalents as of October 31, 2009 includes $19.4 million in cash deposited with commercial banks.
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.7 million at October 31, 2009 and the carrying value was $16.8 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at October 31, 2009 and January 31, 2009 were as follows:

	October 31,	January 31,
	2009	2009
	(in thousands)

Capitalized software costs:
Acquired software technology	$9,245	$8,594
Capitalized software development costs	4,081	3,808

	13,326	12,402
Less accumulated amortization	(10,272)	(6,703)

Capitalized software costs, net	$3,054	$5,699

The acquired software technology costs primarily relate to technology purchased from the Company’s fiscal 2007 acquisitions of Precision and Soft Cell and from the FullTilt acquisition completed in fiscal 2009. The change in acquired software technology for the nine months ended October 31, 2009 was due to the impact of currency translation. In addition to the acquired software technology, the Company has capitalized internally developed software costs related to the Soft Cell technology and costs related to translations and localizations of QAD Enterprise Applications.
Amortization of capitalized software costs was $0.9 million and $3.1 million for the three and nine months ended October 31, 2009, respectively. For the three and nine months ended October 31, 2008, amortization of capitalized software costs was $1.1 million and $3.1 million, respectively. Capitalized software costs are amortized on a straight-line basis over the product’s estimated useful life, which is typically three years. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expenses related to capitalized software costs for the years ended January 31, 2010, 2011 and 2012 are $0.7 million, $2.0 million and $0.4 million, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amounts of goodwill for the nine months ended October 31, 2009, by segment, were as follows (segments are defined in note 13 “Business Segment Information” within these Notes to Condensed Consolidated Financial Statements):

	North	Asia	Latin
	America	Pacific	America	Total
	(in thousands)

Balances, January 31, 2009	$4,734	$887	$616	$6,237

Impact of foreign currency translation	—	40	61	101

Balances, October 31, 2009	$4,734	$927	$677	$6,338

The Company is required to analyze goodwill for impairment on at least an annual basis. Impairment is determined by estimating the fair value of the Company’s reporting units and comparing that value to the net carrying value (or book value). The Company has chosen the fourth quarter of its fiscal year as its annual test period. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2009 and recorded a $14.4 million goodwill impairment charge related to its Europe, Middle East and Africa (“EMEA”) region. No impairment was determined related to the other regions.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. GOODWILL AND INTANGIBLE ASSETS (Continued)
Intangible Assets

	October 31,	January 31,
	2009	2009
	(in thousands)

Amortizable intangible assets:
Customer relationships	$1,658	$1,534
Trade name	571	501
Covenant not to compete	154	135

	2,383	2,170
Less accumulated amortization	(2,301)	(1,638)

Amortizable intangible assets, net	$82	$532

Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2009 and January 31, 2009, all of the Company’s intangible assets, excluding goodwill, were determined to have finite useful lives and were subject to amortization. The aggregate amortization expense related to amortizable intangible assets was $0.1 million and $0.5 million for the three and nine months ended October 31, 2009. For the three and nine months ended October 31, 2008, the aggregate amortization expense related to amortizable intangible assets was $0.2 million and $0.6 million, respectively. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2010, 2011 and 2012 is $14,000, $54,000 and $14,000, respectively. No additional amortization of these assets is estimated in fiscal 2013 and thereafter.
8. DEBT

	October 31,	January 31,
	2009	2009
	(in thousands)
Total debt:
Notes payable	$16,791	$16,983
Less current maturities	(280)	(266)

Long-term debt	$16,511	$16,717

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

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. DEBT (Continued)
The Facility provided that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At October 31, 2009, a prime rate borrowing would have had an effective rate of 3.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 0.99%.
Effective April 10, 2009, the Company executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA is reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0.
As of October 31, 2009, there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.
9. INCOME TAXES
The total amount of gross unrecognized tax benefits as of the period ended October 31, 2009 was $2.9 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. The liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. Due to potential settlements with both foreign and domestic tax authorities in the next twelve months related to certain tax credits and deductions, an estimated $1.4 million of unrecognized tax benefits may be recognized during the next twelve-month period.
The Company’s policy is to include interest and penalties related to unrecognized tax contingencies within the provision for income taxes on the Condensed Consolidated Statements of Operations. As of the date of adoption, the Company has accrued approximately $0.3 million for the payment of interest and penalties relating to unrecognized tax benefits.
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2006, 2007 and 2008, in France for fiscal years ended 2005 through 2008, in California for fiscal years ended 2004 and 2005, Tennessee for fiscal years ended 2004 through 2007 and New York for fiscal years ended 2006 and 2007.
Historically, QAD has demonstrated that the earnings of its foreign subsidiaries are permanently reinvested. During the second quarter of fiscal 2010, management stated its intent to repatriate the earnings of one of its foreign subsidiaries. The Company recognized the income tax effect of this change from the indefinite reversal criterion in its income tax expense. The Company has not changed its intention to permanently reinvest the earnings of its other foreign subsidiaries.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION
The Company’s equity awards consist of Options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 12 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2009.
On August 12, 2009, the Company completed a one-time Stock Option and Stock Appreciation Right Exchange Program (the “Program”). Pursuant to the terms of the Program, eligible participants were able to exchange outstanding Options and SARs granted under QAD’s 1997 and 2006 Stock Incentive Programs for a reduced number of new SARs. The Options and SARs that were eligible for the Program had a per share exercise price above the fair market value of QAD common stock as of the first business day following the close of the exchange offer period. The eligible Options and SARs were exchanged for a reduced number of SARs based on predefined exchange ratios. The new SARs were issued at a per share exercise price equal to the fair market value of the Company’s common stock on August 13, 2009, the date of issuance.
Options and SARs to purchase 3,378,161 shares of the Company’s common stock were tendered and accepted in the exchange offer, which expired August 12, 2009. These surrendered equity awards represent 79% of the total shares subject to equity awards eligible for exchange in the exchange offer at the beginning of the offer period or 85% of the total shares subject to equity awards eligible for exchange in the exchange offer at the close of the offer period. The surrendered equity awards were cancelled as of August 13, 2009. In exchange for these surrendered equity awards, the Company issued 1,539,372 new SARs at an exercise price of $3.91 (“New SARs”). A total of 1,838,789 shares went back into the pool of shares available for issuance. The Company did not incur any incremental stock-based compensation expense nor will it incur any incremental stock-based compensation expense in the future as a result of the Program.
The exchange ratios (the “Exchange Ratios”) under the Program were determined at the commencement of the exchange period. The Exchange Ratios were intended to result in the issuance of New SARs with a fair value approximately equal to the fair value of the eligible Options and SARs surrendered. The Black-Scholes valuation model was used to determine the fair value of the eligible Options and SARs and the New SARs for purposes of determining the Exchange Ratios. Because the closing price of the Company’s common stock increased over the course of the exchange period, the Exchange Ratios resulted in the issuance of New SARs with a fair value less than the fair value of the surrendered Options and SARs. For purposes of the Black-Scholes valuation model, the expected life of the surrendered Options and SARs and the New SARs was estimated to be the full remaining contractual term. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the expected life. The volatility was based on the historical volatility of the Company’s common stock for a period equal to the expected life. The dividend rate was based on the assumption of paying quarterly dividends at the same historical rate.
The following table sets forth reported stock compensation expense for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)
Stock-based compensation expense:
Cost of maintenance, service and other revenue	$134	$271	$647	$884
Sales and marketing	271	299	711	1,107
Research and development	122	207	487	667
General and administrative	646	494	1,822	1,810

Total stock-based compensation expense	$1,173	$1,271	$3,667	$4,468

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION (Continued)
Net cash received from Options and SARs exercised for the nine months ended October 31, 2009 and 2008 was $56,000 and $0.5 million, respectively. There were no excess tax benefits recorded for equity awards exercised in the nine months ended October 31, 2009 and 2008.
The weighted average assumptions used to value SARs are shown in the following table:

	Nine Months Ended
	October 31,
	2009(5)	2008

Expected life in years (1)	5.17	5.25
Risk free interest rate (2)	2.06%	3.20%
Volatility (3)	66%	50%
Dividend rate (4)	2.40%	1.37%

(1)	Except for the New SARs that were issued as a result of the Program, the expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior. The expected life of the New SARs was estimated to be the full remaining contractual term. Excluding the effect of the New SARs granted as a result of the Program, the weighted average expected life in years would be 4.78.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant. Excluding the effect of the New SARs granted as a result of the Program, the weighted average risk free rate would be 1.17%.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of SARs. Excluding the effect of the New SARs granted as a result of the Program, the weighted average volatility would be 69%.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year. Excluding the effect of the New SARs granted as a result of the Program, the weighted average dividend rate would be 2.16%.

(5)	The valuation of the New SARs granted as a result of the Program are included in the calculations above.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION (Continued)
The following table summarizes the activity for outstanding Options and SARs for the nine months ended October 31, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options/	Price per	Contractual	Aggregate
	SARs	Share	Term	Intrinsic Value
	(in thousands)		(years)	(in thousands)

Outstanding at January 31, 2009	5,967	$7.99	4.9	$22
Granted (1)	2,586	4.26
Exercised	(20)	2.87
Forfeited / expired / cancelled (2)	(3,992)	8.05

Outstanding at October 31, 2009	4,541	$5.83	5.1	$1,533

Vested and expected to vest at October 31, 2009 (3)	4,163	$5.94	5.0	$1,411

Vested and exercisable at October 31, 2009	1,718	$7.79	3.2	$452

(1)	As a result of the Program a total of 1,539,372 SARs were granted during the third quarter of fiscal 2010 with an exercise price of $3.91.

(2)	Includes 3,378,161 Options and SARs cancelled during the third quarter of fiscal 2010 as a part of the Program.

(3)	The expected-to-vest Options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding equity awards.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2009 and the exercise price for in-the-money Options) that would have been received by the Option holders if all Options and SARs had been exercised on October 31, 2009.
The total intrinsic value of Options exercised in the three and nine months ended October 31, 2009 was $27,000 and $29,000, respectively. The total intrinsic value of Options and SARs exercised in the three and nine months ended October 31, 2008 was $40,000 and $0.5 million, respectively. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2009 was $2.75 and $2.71, respectively. Excluding the effect of the New SARs granted as a result of the Program, the weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2009 was $2.40 and $2.31, respectively. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2008 was $2.25 and $3.18, respectively. At October 31, 2009, there was approximately $5.8 million of total unrecognized compensation cost related to unvested Options and unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. STOCK-BASED COMPENSATION (Continued)
The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.
The following table summarizes the activity for RSUs for the nine months ended October, 31 2009:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Restricted stock at January 31, 2009	747	$6.39
Granted	415	4.20
Vested (1)	(192)	6.56
Forfeited	(9)	6.96

Restricted stock at October 31, 2009	961	$5.40

Restricted stock expected to vest as of October 31, 2009(2)	843	$6.16

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

(2)	RSUs expected to vest are net of estimated future forfeitures.
Total unrecognized compensation cost related to RSUs was approximately $4.8 million as of October 31, 2009. This cost is expected to be recognized over a period of approximately 2.8 years.
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
On June 11, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on October 8, 2009 to shareholders of record at the close of business on August 28, 2009. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.2 million in cash and issued 120,000 shares.
On September 24, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on January 11, 2010 to shareholders of record at the close of business on December 1, 2009. QAD will pay its quarterly dividend in either cash or shares of the Company’s common stock, at the election of each shareholder.
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
13. BUSINESS SEGMENT INFORMATION
The Company operates in geographic business segments. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia, Australia and New Zealand. The Latin America region includes South America, Central America and Mexico. Corporate is a cost center providing research and development activities and other support functions primarily in the general and administrative and marketing areas.
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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenue:
North America (1)	$23,977	$30,504	$70,378	$88,803
EMEA	17,990	21,487	51,482	64,790
Asia Pacific	10,510	11,308	30,089	36,647
Latin America	3,763	4,468	10,599	13,878

	$56,240	$67,767	$162,548	$204,118

Operating income (loss):
North America	$4,307	$2,958	$8,949	$8,698
EMEA	1,155	(934)	674	(1,622)
Asia Pacific	587	268	1,546	2,450
Latin America	318	(125)	64	(383)
Corporate	(727)	(2,700)	(10,255)	(13,541)

	$5,640	$(533)	$978	$(4,398)

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
13. BUSINESS SEGMENT INFORMATION (Continued)

	October 31,	January 31,
	2009	2009
	(in thousands)
Property and equipment, net:
North America	$31,980	$34,580
EMEA	4,825	4,731
Asia Pacific	1,360	1,704
Latin America	410	423

	$38,575	$41,438

(1)	Sales into Canada accounted for 4% of North America total revenue in both the three and nine months ended October 31, 2009 and for 4% and 3% of North America total revenue for the three and nine months ended October 31, 2008.
14. RESTRUCTURING CHARGES
As a result of the global economic downturn, which began in the fourth quarter of fiscal 2009 and has continued into fiscal 2010, QAD has experienced a significant decline in product and services sales. In response to the difficult economic environment, the Company took steps to reduce its headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. In conjunction with these restructuring initiatives, the Company has incurred costs related to employee severance and benefits of $6.5 million. Severance charges of $3.4 million were incurred in the fourth quarter of fiscal 2009 and the Company has incurred an additional $3.1 million in severance charges during fiscal 2010. As a result of these restructuring activities, a total of approximately 260 full-time positions have been eliminated or approximately 15% of the workforce. Below is a detailed description of the restructuring charges and accruals by plan for fiscal 2010.
Restructuring charges for the three and nine months ended October 31, 2009 were as follows:

	Three Months Ended	Nine Months Ended
	October 31,	October 31,
	2009	2009
	(in thousands)

Cost of maintenance, services and other revenue	$340	$1,074
Sales and marketing	468	1,125
Research and development	70	624
General and administrative	14	332

Total restructuring charges	$892	$3,155

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
14. RESTRUCTURING CHARGES (Continued)
Q4 Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, the Company initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 145 full-time positions globally. In connection with this restructuring plan, the Company recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. During fiscal 2010, an additional $0.7 million of severance expense was recognized related to one-time termination benefits for the elimination of the remaining 15 employees identified in Q4 fiscal 2009 and an additional 20 employees identified in Q1 fiscal 2010. Related to this restructuring plan, the Company paid $0.5 million in the fourth quarter of fiscal 2009 and $3.5 million in the first nine months of fiscal 2010. As of October 31, 2009, there was approximately $0.1 million accrued related to the Q4 fiscal 2009 cost reduction initiatives which primarily relates to outplacement services. The Company expects to make these remaining payments in fiscal 2011.
Q2 Fiscal 2010 Restructuring Plan
In May 2009, the Company took further cost cutting actions which resulted in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. The number of employees was reduced by approximately 80 full-time positions. As of October 31, 2009, a total of $1.4 million was paid related to the plan. As of October 31, 2009, there was $0.1 million accrued related to the Q2 fiscal 2010 cost reduction initiatives. This amount is related to outplacement services and the Company expects to make the remaining payments in fiscal 2011.
Q3 Fiscal 2010 Restructuring Plan
During the third quarter of fiscal 2010 the Company reduced further the number of employees by approximately 35 full-time positions and recorded $0.9 million in restructuring charges related to severance and related expenses. The Company paid $0.6 million in the quarter ended October 31, 2009 related to the Q3 fiscal 2010 plan and expects to pay the remaining $0.3 million accrued severance and related expenses by the end of the second quarter of fiscal 2011.
Restructuring Accruals
The activity in the Company’s restructuring accrual for the nine months ended October 31, 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010	Q3 Fiscal 2010
	Restructuring	Restructuring	Restructuring
	Plan	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2009	$2,872	$—	$—	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,514)	(1,436)	(622)	(5,572)
Reversal of previous charges	(76)	(11)	—	(87)
Impact of foreign currency translation	30	3	—	33

Balance as of October 31, 2009	$131	$52	$305	$488

15. SUBSEQUENT EVENT
The Company performed an evaluation of subsequent events through December 10, 2009, the date the financial statements were issued. Based on this review, no items were identified that required disclosure in these notes to condensed consolidated financial statements.

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
Total revenue during the third quarter of fiscal 2010 was $56.2 million, down from $67.8 million in the same period of fiscal 2009. We experienced decreases of 36% in license revenue and 36% in services revenue, and an increase of 3% in maintenance and other revenue. Total revenue during the first nine months of fiscal 2010 was $162.5 million, down from $204.1 million in the same period of fiscal 2009. We experienced decreases in all revenue categories: 41% in license revenue, 36% in services revenue and 3% in maintenance and other revenue.
Overall gross margin was 60% for the third quarter of fiscal 2010, compared to 54% for the same prior year quarter, up primarily due to changes in revenue mix. For the first nine months of fiscal 2010, overall gross margin increased to 57%, from 54% for the same prior year period, primarily due to changes in revenue mix.
Cash flows from operations were $15.6 million for the first nine months of fiscal 2010, compared to $9.6 million in the same period of fiscal 2009. The increase in cash flows from operations was primarily due to lower accounts receivable as a result of collections in excess of billings, the change to net income in fiscal 2010 from net loss in fiscal 2009 and the positive effect of the change in deferred revenue. These increases were partially offset by higher payments for severance.
Global economic conditions deteriorated significantly during the second half of fiscal 2009 and have continued to be unfavorable throughout fiscal 2010. We have seen demand for our products and services decline in each of our geographic regions and in the manufacturing industries we serve, most notably in automotive. In response to the difficult economic environment, we initiated many expense reduction initiatives, including reductions in headcount in the fourth quarter of fiscal 2009 and in the second and third quarters of fiscal 2010. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments and we continue to monitor the economic situation and the business environment throughout fiscal 2010.

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
Revenue Recognition. We derive our revenues from the sale or the license of our software products and of support services, subscriptions, consulting, development, training, and other professional services. The majority of our software is sold or licensed in multiple-element arrangements that include support services and often professional services or other elements. We therefore license our software generally in multiple-element arrangements. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A majority of our license revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected on behalf of our customers.
Our typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions. Should we grant payment terms greater than one year, we would recognize revenue as payments become due given all other software revenue recognition requirements are met.
Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when vendor-specific objective evidence of fair value exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement, but does not exist for one or more delivered elements. We allocate revenue to each undelivered element based on vendor-specific objective evidence of fair value (“VSOE”), which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. We allocate revenue to undelivered services based on time and materials rates of stand-alone services engagements by role and by country. We review our VSOE at least annually. If we are unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact our revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements.
Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when we introduce a new product or product bundles for which we have not established VSOE for maintenance or services under our VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the maintenance term or services engagement. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, we allocate revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar maintenance or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenue. The associated costs primarily consist of payroll and related costs to perform both the services work and provide support and royalty expense related to the license and maintenance revenue. These costs are included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.
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
We execute arrangements through indirect sales channels via sales agents and distributors in which the indirect sales channels are authorized to market our software products to end users. In arrangements with sales agents, revenue is recognized on a sell-through basis once an order is received from the end user, collectibility from the end user is probable, a signed license agreement from the end user has been received by us, delivery has been made to the end user and all other revenue recognition criteria have been satisfied. Sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute our software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. We recognize revenue from transactions with distributors when the distributor submits a written purchase commitment, collectibility from the distributor is probable, a signed license agreement is received from the distributor and delivery has occurred to the distributor, provided that all other revenue recognition criteria have been satisfied. Revenue for distributor transactions is recorded on a net basis (the amount actually received by us from the distributor). We do not offer rights of return, product rotation or price protection to any of our distributors.
Accounts Receivable Allowances. We review the collectibility of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible due to inability of the customers to pay. We also provide an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized. Provisions to the allowance for doubtful accounts are included in bad debt expense in general and administrative expense and provisions for sales adjustments are recorded against revenue. Bad debt (benefit) expense recorded in the third quarter of fiscal 2010 was $(0.1) million and for the first nine months of fiscal 2010 was $1.2 million. The economic downturn has affected our customer base, as it is focused in manufacturing and, in particular, the automotive supplier industry. Therefore, we are closely monitoring our receivable balances. Significant judgment is required in adjusting our receivables to amounts we believe are realizable, especially when a customer is experiencing financial difficulty or is in bankruptcy. Although we use the best information available in making our estimates, we may incur additional bad debt expense in future periods which could have a material effect on earnings in any given quarter should additional allowances for doubtful accounts be necessary.

Goodwill and Intangible Assets. Goodwill and other intangible assets at October 31, 2009 were $6.3 million and $0.1 million, respectively, and accounted for 4% of our total assets. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Other intangible assets arise from business combinations and consist of customer relationships, restrictive covenants related to employment agreements and trade names that are amortized, on a straight-line basis, over periods of up to five years. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but rather are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation.
Goodwill is tested for impairment at least annually utilizing an “income approach” methodology, which utilizes a discounted cash flow method to determine the fair value of the reporting unit based on the present value of future benefits the reporting unit is expected to generate, and the “publicly-traded guideline company method” or “market approach,” which utilizes financial and valuation ratios of publicly traded companies that are comparable to QAD to determine if our valuation ratios are a fair measure of QAD’s enterprise value. In assessing the recoverability of goodwill, we estimate future revenue and cash flow attributable to our reporting units and other factors in determining the fair value of our reporting units. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. Other intangible assets are tested for impairment when, in our judgment, events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. For further discussion of goodwill and other intangible assets, see note 7 “Goodwill and Intangible Assets” within the Notes to Condensed Consolidated Financial Statements.
We are currently evaluating the manner in which the results of the Company’s operations are evaluated. Previously, operating results have been reviewed based on geographic segments. However, due to the global nature of our business and the interdependency of revenues across geographic regions, the importance of operating results by region are being reconsidered. In a future period, we may decide to revise our reporting segments and reporting units. If such a revision occurs, we will adjust our prior period segment financial information to conform to the revised presentation.
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
Valuation of Deferred Tax Assets. The carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At October 31, 2009, we had $27.1 million of deferred tax assets net of valuation allowance. This balance consisted of $37.5 million of gross deferred tax assets offset by a $10.4 million valuation allowance. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in the third quarter of fiscal 2010 of $0.3 million. In the future, if we determine that some or all of the net deferred tax assets will not be realizable, an adjustment to deferred tax assets would be made resulting in an increase in tax expense in the period of determination.

Tax Contingency Reserves: We recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position as the largest amount of benefit that has a greater than 50% likelihood of being realized when it is ultimately settled. We reflect interest and penalties related to income tax liabilities as income tax expense.
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
During the third quarter of fiscal 2010, we completed a one-time Stock Option and Stock Appreciation Right Exchange Program. Options and SARs to purchase 3,378,161 shares of the Company’s common stock were tendered and accepted in the exchange offer, which expired August 12, 2009. In exchange for these surrendered equity awards, the Company issued 1,539,372 New SARs at an exercise price of $3.91. The Black-Scholes valuation model was used to determine the fair value of the eligible Options and SARs and the New SARs for purposes of determining any incremental stock-based compensation expense resulting from the Program. For purposes of the Black-Scholes valuation model, the expected life of the surrendered Options and SARs and the New SARs was estimated to be the full remaining contractual term. Because the closing price of our common stock increased over the course of the exchange period, the fair value of New SARs was less than the fair value of the surrendered Options and SARs. Therefore, we did not incur any incremental stock-based compensation expense nor will we incur any incremental stock-based compensation expense in the future as a result of the Program.
Equity instruments issued to non-employees in exchange for services are recorded in accordance with the provisions of FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees”. Under this guidance, the fair value of the equity instruments is re-measured each period until the instruments vest. The incremental change is recorded as an expense in the period in which the change occurred. We have a minimal amount of non-employee stock compensation expense, which is related to awards granted in previous years. We did not grant any new stock awards to non-employees in fiscal 2010.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Revenue:
License fees	15%	19%	13%	18%
Maintenance and other	60	48	61	50
Services	25	33	26	32

Total revenue	100	100	100	100
Costs and expenses:
Cost of license fees	3	4	3	4
Cost of maintenance, service and other revenue	37	42	40	42
Sales and marketing	22	27	24	28
Research and development	15	16	17	16
General and administrative	13	12	15	12
Amortization of intangibles from acquisitions	—	—	—	—

Total costs and expenses	90	101	99	102

Operating income (loss)	10	(1)	1	(2)
Other expense (income)	(1)	—	—	—

Income (loss) before income taxes	11	(1)	1	(2)
Income tax expense (benefit)	3	2	—	—

Net income (loss)	8%	(3)%	1%	(2)%

Comparison of revenues
Total Revenue. Total revenue for the third quarter of fiscal 2010 was $56.2 million, a decrease of $11.6 million, or 17%, from $67.8 million in the third quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2009, total revenue for the current quarter would have been approximately $55.8 million, or $12.0 million lower, when compared to the same period last year. The favorable currency impact of approximately $0.4 million for the third quarter of fiscal 2010 related mainly to favorable fluctuations in the Australian dollar and euro. When comparing categories within total revenue at constant rates, our current quarter results included decreases in both the license and services revenue categories partially offset by a small increase in the maintenance and other revenue category. The decrease in license and services revenue was primarily due to a slow down in customer spending on software purchases and related implementation services. Revenue outside the North America region as a percentage of total revenue was 57% and 55% for the third quarter of fiscal 2010 and fiscal 2009, respectively. Total revenue decreased across all geographic regions during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Our third quarter fiscal 2010 revenue by industry was approximately 25% in automotive, 23% in consumer products and food and beverage, 39% in high technology and industrial products and 13% in life sciences. In comparison, our third quarter fiscal 2009 revenue by industry was approximately 32% in automotive, 24% in consumer products and food and beverage, 33% in high technology and industrial products and 11% in life sciences.

Total revenue for the nine months ended October 31, 2009 was $162.5 million, a decrease of $41.6 million, or 20%, from $204.1 million over the same period of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the same period of fiscal 2009, total revenue for the nine months ended October 31, 2009 would have been approximately $169.7 million, or $34.4 million lower, when compared to the same period last year. The unfavorable currency impact of approximately $7.2 million for the nine months ended October 31, 2009 related to fluctuations in the euro, British pound, Australian dollar, Polish zloty and Brazilian real. When comparing categories within total revenue at constant rates, our first nine months results included a decrease in the license and services revenue categories partially offset by a slight increase in the maintenance and other revenue category. Revenue outside the North America region as a percent of total revenue was consistent at 57% for the nine months ended October 31, 2009 and 2008, respectively. When comparing the nine months ended October 31, 2009 to the same period ended October 31, 2008, total revenue decreased across all our geographic regions. Revenue by industry for the first nine months of fiscal 2010 was approximately 26% in automotive, 24% in consumer products and food and beverage, 36% in high technology and industrial products and 14% in life sciences. In comparison, revenue by industry for the first nine months of fiscal 2009 was approximately 32% in automotive, 24% in consumer products and food and beverage, 33% in high technology and industrial products and 11% in life sciences.
License Revenue. License revenue was $8.4 million for the third quarter of fiscal 2010, down $4.7 million, or 36%, from $13.1 million in the third quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2009, license revenue for the current quarter would have been approximately $8.1 million, representing a $5.0 million, or 38%, decrease from the same period last year. We experienced decreases in license revenue across all our geographic regions during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2010, four customers placed license orders totaling more than $0.3 million. No orders exceeded $1.0 million. This is compared to the fiscal 2009 third quarter in which 10 customers placed license orders totaling more than $0.3 million, of which one order exceeded $1.0 million.
License revenue was $21.3 million for the nine months ended October 31, 2009, down $15.1 million, or 41%, from $36.4 million for the nine months ended October 31, 2008. Holding foreign currency exchange rates constant to fiscal 2009, license revenue for the current nine-month period would have been approximately $21.9 million, representing a $14.5 million, or 40%, decrease from the same period last year. In comparing the year-to-date results as of October 31, 2009 with the year-to-date results as of October 31, 2008, we experienced decreases in license revenue across all our geographic regions. During the nine months ended October 31, 2009, six customers placed license orders totaling more than $0.3 million. No orders exceeded $1.0 million. This is compared to 18 customers who placed license orders totaling more than $0.3 million in the nine-month period ended October 31, 2008, three of which exceeded $1.0 million.
Maintenance and Other Revenue. Maintenance and other revenue was $33.8 million for the third quarter of fiscal 2010, representing an increase of $1.1 million, or 3%, from $32.7 million for the third quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2009, the third quarter fiscal 2010 maintenance and other revenue would have been relatively unchanged at $33.7 million, resulting in minimal foreign exchange impact. Maintenance and other revenue increased in all of our geographic regions except for the Latin America region for the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009.
Maintenance and other revenue was $98.7 million for the nine months ended October 31, 2009, representing a decrease of $2.6 million, or 3%, from $101.3 million over the same period in fiscal 2009. When we hold exchange rates constant to those prevailing in the same period of fiscal 2009, maintenance and other revenue for the first nine months fiscal 2009 would have been approximately $102.2 million, representing a $0.9 million, or 1%, increase when compared to the prior year. Maintenance and other revenue increased in the EMEA and Asia Pacific regions and decreased in the North America and Latin America regions for the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate for the three and nine months ended October 31, 2009 and 2008 continues to be in excess of 90%.

Services Revenue. Services revenue was $14.1 million for the third quarter of fiscal 2010, representing a decrease of $7.9 million, or 36%, when compared to the same period last year at $22.0 million. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2009, services revenue for the third quarter of fiscal 2010 would have been approximately $13.9 million, reflecting an $8.1 million, or 37%, decrease from the same period last year. We experienced decreases in services revenue across all our geographic regions in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The decrease in services revenue quarter over quarter was primarily attributed to a large engagement in the automotive sector that was scaled back in the fourth quarter of fiscal 2009 as well as engagements in which we are recognizing a lower amount of services revenue per customer per quarter, which we believe is a result of lower license revenue over the recent quarters and customer decisions to extend or delay their implementations, upgrades or other ongoing services projects.
Services revenue was $42.5 million for the nine months ended October 31, 2009. This represents a decrease of $23.8 million, or 36%, when compared to services revenue of $66.3 million earned in the same period last year. Holding exchange rates constant to those prevailing during the prior year period, services revenue for the first nine months of fiscal 2010 would have been approximately $45.6 million, reflecting a $20.7 million, or 31%, decrease from the same period last year. When comparing the first nine months of fiscal 2010 to the same period in fiscal 2009, services revenue decreased across all our geographic regions. The decrease in services revenue period over period was primarily attributed to a large engagement in the automotive sector that was scaled back in the fourth quarter of fiscal 2009 as well as engagements in which we are recognizing a lower amount of services revenue per customer per quarter, which we believe is a result of lower license revenue over the recent quarters and customer decisions to extend or delay their implementations, upgrades or other ongoing services projects.
Comparison of costs and expenses
Restructuring
As a result of the global economic downturn, which began in the fourth quarter of fiscal 2009 and has continued into fiscal 2010, QAD has experienced a significant decline in product and services sales. In response to the difficult economic environment, we took steps to reduce our headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. In conjunction with these restructuring initiatives, QAD has incurred costs related to employee severance and benefits of $6.5 million. Severance charges of $3.4 million were incurred in the fourth quarter of fiscal 2009 and we have incurred an additional $3.1 million in severance charges during fiscal 2010. As a result of these activities, a total of approximately 260 full-time positions have been eliminated, or approximately 15% of the workforce.
We believe the restructuring activities are substantially complete but will continue to monitor the profitability of our operations. If revenue should continue to decline significantly, we will continue to further reduce operating expenses to align them with economic conditions, and possibly could engage in a further restructuring. In taking these actions, we may incur additional costs which could negatively impact net income and cash flows from operating activities. Below is a detailed description of the restructuring charges and accruals by plan for fiscal 2010.
Restructuring charges for the three and nine months ended October 31, 2009 were as follows:

	Three Months Ended	Nine Months Ended
	October 31,	October 31,
	2009	2009
	(in thousands)

Cost of maintenance, services and other revenue	$340	$1,074
Sales and marketing	468	1,125
Research and development	70	624
General and administrative	14	332

Total restructuring charges	$892	$3,155

Q4 Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 145 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. During fiscal 2010, an additional $0.7 million of severance expense was recognized related to one-time termination benefits for the elimination of the remaining 15 employees identified in Q4 fiscal 2009 and an additional 20 employees identified in Q1 fiscal 2010. Related to this restructuring plan, we paid $0.5 million in the fourth quarter of fiscal 2009 and $3.5 million in the first nine months of fiscal 2010. As of October 31, 2009, there was approximately $0.1 million accrued related to the Q4 fiscal 2009 cost reduction initiatives which primarily relates to outplacement services. We expect to make these remaining payments in fiscal 2011.
Q2 Fiscal 2010 Restructuring Plan
In May 2009, we took further cost cutting actions which resulted in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. The number of employees was reduced by approximately 80 full-time positions. As of October 31, 2009, a total of $1.4 million was paid related to the plan. As of October 31, 2009, there was $0.1 million accrued related to the Q2 fiscal 2010 cost reduction initiatives. This amount is related to outplacement services and we expect to make the remaining payments in fiscal 2011.
Q3 Fiscal 2010 Restructuring Plan
During the third quarter of fiscal 2010 we reduced further the number of employees by approximately 35 full-time positions and recorded $0.9 million in restructuring charges related to severance and related expenses. We paid $0.6 million in the quarter ended October 31, 2009 related to the Q3 fiscal 2010 plan and expect to pay the remaining $0.3 million accrued severance and related expenses by the end of the second quarter of fiscal 2011.
Restructuring Accruals
The activity in the restructuring accrual for the nine months ended October 31, 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010	Q3 Fiscal 2010
	Restructuring	Restructuring	Restructuring
	Plan	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2009	$2,872	$—	$—	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,514)	(1,436)	(622)	(5,572)
Reversal of previous charges	(76)	(11)	—	(87)
Impact of foreign currency translation	30	3	—	33

Balance as of October 31, 2009	$131	$52	$305	$488

Total Cost of Revenue. Total cost of revenue (combined cost of license fees and cost of maintenance, service and other revenue) for the third quarter of fiscal 2010 was $22.5 million compared to $31.2 million for the third quarter of fiscal 2009, and as a percentage of total revenue was 40% for the third quarter of fiscal 2010 and 46% for the third quarter of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing during the third quarter of fiscal 2009, total cost of revenue for the third quarter of fiscal 2010 would have been unchanged at approximately $22.5 million and the cost of revenue percentage unchanged at 40%, reflecting a zero foreign exchange effect in our margins. Changes in the cost of revenue as a percentage of total revenue were primarily due to lower services revenue in the overall revenue mix. Since services revenue has lower margins, the overall cost of revenue percentage decreased. The non-currency related decrease in cost of revenue of $8.7 million was primarily due to lower services personnel costs of $2.9 million, primarily as a result of lower headcount of approximately 130 people, lower third party contractor expense of $2.3 million and lower travel expense of $1.6 million. In addition, the cost of license fees decreased by $0.9 million in the third quarter of fiscal 2010 compared to the same period in fiscal 2009 primarily as a result of lower royalty expense on lower license revenue.

Total cost of revenue for the nine months ended October 31, 2009 decreased $23.2 million to $70.5 million from $93.7 million for the nine months ended October 31, 2008. As a percentage of total revenue, total cost of revenue decreased to 43% for the nine months ended October 31, 2009 from 46% in the same period of fiscal 2009. Holding foreign currency exchange rates constant to those prevailing during the same period last year, total cost of revenue for the nine months ended October 31, 2009 would have been approximately $19.2 million, or 20% lower at $74.5 million, and as a percent of revenue would have been 44%, reflecting a 1% positive foreign exchange effect in our margin. Cost of revenues for the first nine months of fiscal 2010 when compared to the same period in fiscal 2009 was favorably impacted by the change in revenue mix of increased maintenance and other revenue and lower services revenue. Since margins related to maintenance and other revenue are higher than the margins related to services revenue, the overall cost of revenue percentage decreased. The non-currency related decrease in cost of revenue of $19.2 million was primarily due to lower third party contractor expense of $6.0 million, lower services personnel costs of $5.7 million primarily as a result of lower headcount of approximately 130 people, and lower travel expense of $4.3 million. In addition, the cost of license fees decreased by $2.0 million in the nine months ended October 31, 2009 compared to the same period in fiscal 2009 primarily as a result of lower royalty expense on lower license revenue.
Sales and Marketing. Sales and marketing expense decreased $5.6 million, or 31%, to $12.2 million for the third quarter of fiscal 2010 from $17.8 million in the comparable prior year period. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2009, current quarter expense would have been relatively unchanged at approximately $12.1 million, when compared with the same period last year. The decrease in sales and marketing expense was primarily due to lower personnel costs of $3.7 million related primarily to lower salaries, bonuses and commissions as a result of approximately 95 fewer employees and lower travel expense of $0.7 million.
Sales and marketing expense decreased $17.2 million, or 31%, to $38.7 million in the nine months ended October 31, 2009 from $55.9 million in the same period of the previous year. Holding foreign currency exchange rates constant to the first nine months of the prior year, sales and marketing expense would have been approximately $15.0 million, or 27% lower at $40.9 million. The decrease in sales and marketing expense in the nine months ended October 31, 2009 compared to the same period of last year was primarily due to lower personnel costs of $8.1 million primarily related to lower salaries, bonuses and commissions as a result of approximately 95 fewer employees, lower travel expense of $2.4 million, lower expenses associated with our Explore customer event and internal Sales Workshop event of $1.2 million, lower marketing expense of $1.1 million, lower professional fees of $0.4 million, lower stock compensation expense of $0.4 million and lower sales agent fees of $0.3 million.
Research and Development. Research and development expense, which is managed on a global basis, decreased $2.1 million, or 19%, to $8.7 million for the third quarter of fiscal 2010, when compared to the same quarter last year at $10.8 million. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2009, current quarter expense would have been unchanged at approximately $8.7 million. The decrease in research and development expense when comparing the third quarter of fiscal 2010 to the same quarter of the previous year was primarily due to a $1.4 million decrease in personnel costs primarily related to lower salaries and bonuses as a result of 35 fewer employees and lower travel expense of $0.2 million.
For the nine months ended October 31, 2009, research and development expense decreased $4.9 million, or 15%, to $28.3 million from $33.2 million during the same period last year. Holding foreign currency exchange rates constant to fiscal 2009, fiscal 2010 research and development expense would have been approximately $3.8 million, or 11% lower at $29.4 million. The decrease in research and development expense when comparing the first nine months of fiscal 2010 to the same period of the previous year was primarily due to a decrease in personnel costs of $2.8 million primarily related to lower salaries and bonuses as a result of 35 fewer employees and lower travel expense of $0.9 million. These decreases in research and development expense were partially offset by lower joint development income of $0.4 million.

General and Administrative. General and administrative expense decreased $1.2 million, or 14%, to $7.1 million for the third quarter of fiscal 2010 from the same quarter last year at $8.3 million. Holding foreign currency exchange rates constant to those prevailing in the third quarter of fiscal 2009, current quarter general and administrative expense would have been unchanged at approximately $7.1 million. The decrease from fiscal 2009 to fiscal 2010 was primarily due to lower personnel costs of $0.8 million as a result of lower headcount of approximately 10 people.
For the nine months ended October 31, 2009, general and administrative expense decreased $1.7 million, or 7%, to $23.5 million from the same period last year at $25.2 million. Holding foreign currency exchange rates constant to fiscal 2009, fiscal 2010 general and administrative expense would have been approximately $24.6 million, representing a decrease of $0.6 million. The decrease from fiscal 2009 to fiscal 2010 was primarily due to lower personnel costs of $0.9 million as a result of lower headcount of approximately 10 people and lower travel expense of $0.6 million. These decreases in general and administrative expenses were partially offset by higher bad debt expense of $1.1 million.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was $0.1 million for the current quarter compared to $0.2 million in the same quarter last year and primarily related to intangible assets acquired from our fiscal 2007 acquisitions.
For the nine months ended October 31, 2009 and 2008, amortization of intangible assets from acquisitions was $0.5 million and $0.6 million, respectively, and primarily related to intangible assets acquired from our fiscal 2007 acquisitions.
Other Expense (Income). Net other expense (income) was $(0.3) million and breakeven for the third quarter of fiscal 2010 and 2009, respectively. The $0.3 million favorable change primarily related to higher foreign exchange gains of $0.7 million partially offset by $0.2 million lower interest income in the current quarter. Interest income decreased due to both lower interest rates and lower balances of cash and equivalents available for investment.
Net other expense (income) was $(0.1) million and $0.2 million during the nine months ended October 31, 2009 and 2008, respectively. When we compare fiscal 2010 to fiscal 2009, lower foreign exchange losses of $1.2 million were partially offset by lower interest income of $0.8 million related to both lower interest rates and lower balances of cash and equivalents available for investment.
Income Tax Expense: We recorded income tax expense of $1.2 million and $1.3 million for the quarters ended October 31, 2009 and 2008, respectively. Our effective tax rate increased to 20% for the third quarter of fiscal 2010 compared to -267% for the same period in the prior year. Projected full year pre-tax income at October 31, 2009 and October 31, 2008 was near breakeven causing items such as withholding tax to become more significant relative to the projected income. As a result, we believe the best estimate of our annual effective tax rate is derived by using actual pre-tax income for the nine month periods. The components used to calculate the rate are consistent with prior quarters. The rate determined using actual pre-tax income for the same quarter in the prior year was exceptionally low due to the significant impact that withholding taxes and permanent items had on the near breakeven book loss. In the current quarter, the income tax rate is more normal due to the substantial pre-tax income for the quarter and the reduced impact that the permanent items had on that income.
We recorded income tax expense of $0.4 million for the first nine months of fiscal 2010 versus $(0.6) million of benefit for the first nine months of fiscal 2009. Our income tax rate increased to 38% from 13% for the same period in the prior year. The components used to calculate the rate are consistent with prior quarters. The higher income tax rate for the first nine months of the current year compared to the prior year is primarily due to the near breakeven year-to-date profit compared to the large loss experienced in the prior year. In addition, the rate changes in our foreign jurisdictions in the prior year significantly reduced our prior year tax benefit from operating in foreign jurisdictions. These benefits were largely offset by the tax expense recognized from a shortfall in our stock option deductions, (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting) and the intention to repatriate earnings from a foreign subsidiary.

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
During the first nine months of fiscal 2010 we have focused on reducing expenses and conserving cash. Headcount is down over 280 people, or approximately 17%, when compared to October 31, 2008. We saved over $7.6 million in non-billable travel expenses in the first nine months of fiscal 2010 compared to the same period in fiscal 2009. We made only critical capital expenditures during the first nine months of fiscal 2010 and, as a result, capital expenditures have decreased $4.2 million from the first nine months of the prior fiscal year. Finally, we modified our dividend program to give investors the choice of a stock dividend or cash dividend payment, and because holders of a majority of our shares chose a stock dividend, we were able to conserve cash. As a result of our focus on reducing expenses and conserving cash, our cash balance has increased from $31.5 million as of January 31, 2009 to $43.7 million as of October 31, 2009 despite a reduction in revenues.
At October 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $43.7 million and net accounts receivable of $40.2 million. At October 31, 2009, our cash and cash equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 65% and 60% of our cash and cash equivalents were held in U.S. dollar denominated accounts as of October 31, 2009 and January 31, 2009, respectively. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2010. The facility expires in April 2011.
Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and cash equivalents are held by diversified financial institutions globally, and as of October 31, 2009 the portion of our cash and cash equivalents held by Bank of America was approximately 45%.
Net cash flows provided by operating activities was $15.6 million for the first nine months of fiscal 2010 and was primarily comprised of cashflow from accounts receivable and the effect of non-cash expenses associated with depreciation and amortization and stock compensation expense. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to collections in addition to reduced billings in the first nine months of fiscal 2010 due to a decline in license and services revenue. The increase to working capital cash flows was partially offset by a decrease in deferred revenue and a decrease in accounts payable and accrued expenses primarily due to lower accrued employee bonuses, commissions and severance.
During the first nine months of fiscal 2010, we made $5.6 million of severance payments related to our restructuring plans. We expect to pay the remaining $0.5 million accrued severance and related expenses related to the plans in fiscal 2011.
Capital expenditures decreased to $0.6 million in the first nine months of fiscal 2010 from $4.8 million in the same period of fiscal 2009. In fiscal 2009, the higher level of capital expenditures primarily related to computer equipment and software in addition to office moves in the Asia Pacific region. Although capital expenditures may increase in future years, throughout fiscal 2010 we are not delaying any critical capital expenditures and we will continue to focus on conserving capital reserves.
Dividend-related payments for the first nine months of fiscal 2010 totaled $1.2 million compared to $2.3 million in the same period of fiscal 2009. Starting with the fiscal 2010 second quarterly dividend, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash. For the dividends declared during May 2009 and June 2009, we made cash payments of $0.2 million each, as compared to $0.8 million of cash payments for each of the previously declared dividends in fiscal 2009 and prior years.

There were no stock repurchase-related payments during the first nine months of fiscal 2010. We do not currently have a stock repurchase program in place; however, the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.
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
DSO under the countback method was 58 days at October 31, 2009, compared to 75 days at January 31, 2009 and 68 days at October 31, 2008. The improvement in DSO from the same quarter in the prior year is due in part to higher collections as a percent of billings, as our billings have decreased primarily due to a decline in license and services revenue. DSO using the average method, which utilizes the accounts receivable balance and earned revenue in the calculation, was 64 days at October 31, 2009, compared to 108 days at January 31, 2009 and 71 days at October 31, 2008.
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
The Facility provided that we maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At October 31, 2009, a prime rate borrowing would have had an effective rate of 3.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 0.99%.
Effective April 10, 2009, we executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA is reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0.
As of October 31, 2009 there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.

Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at October 31, 2009 was $16.8 million.

ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange. For the nine months ended October 31, 2009 and 2008, approximately 35% of our revenue was denominated in currencies other than the U.S. dollar. Approximately 40% and 45% of our expenses were denominated in currencies other than the U.S. dollar for the nine months ended October 31, 2009 and 2008, respectively. As a result, fluctuations in the values of the currencies in which we generate revenue and incur expenses could adversely impact our results.
Fluctuations in currencies relative to the U.S. dollar have affected and will continue to affect period-to-period comparisons of our reported results of operations. Foreign currency transaction (gains) losses totaled $(0.6) million and $0.6 million for the nine months ended October 31, 2009 and 2008, respectively. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience foreign currency losses in the future. We cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future.
Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than one year. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Additionally, our short-term and long-term debt bears interest at variable rates.
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

QAD Inc. (Registrant)
Date: December 10, 2009	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller (Chief Accounting Officer)