Form 10-K
period 2010-01-31
QAD INC
filed 2010-04-15
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
As of July 31, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 31,065,480 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2009) was approximately $46.4 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 31, 2010, there were 31,365,150 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 9, 2010.

QAD INC.
FISCAL YEAR 2010 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as ”may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2011.
PART I

ITEM 1.	BUSINESS
ABOUT QAD
QAD Inc. (QAD, the Company, we or us), is a global provider of enterprise software applications, and related services and support. QAD is principally focused on addressing the needs of global manufacturing companies. Our solutions are configured to address the requirements of the following specific manufacturing industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. QAD software is used by over 2,500 manufacturing companies around the world and QAD employs approximately 1,350 people globally.
QAD’s main Enterprise Resource Planning (ERP) product suite is called QAD Enterprise Applications, formerly marketed as MFG/PRO. The QAD Enterprise Applications suite provides a robust set of capabilities designed to support the core business of our global customers and enable most common business processes.
In developing the QAD Enterprise Applications suite we have incorporated functionality required for the specific industries in which our customers operate. We aim to build solutions which are easy for customers to implement, are simple for users to learn and require minimal ongoing support.
Industries we serve:
Automotive: QAD has considerable experience addressing the needs of global automotive parts manufacturers. We have developed specific solutions to address the collaboration requirements of “Tier 1” suppliers (the companies who deal directly with Original Equipment Manufacturers), as well as suppliers at lower tiers of the supply chain. QAD has delivered innovative solutions to support industry initiatives such as In Line Vehicle Scheduling (ILVS), and played a part in formation of de-facto standards for the industry such as the Material Management Operations Guideline/Logistics Evaluation (MMOG/LE). QAD participates in key industry associations and supports customers in all main automotive markets with specific capabilities addressing the local requirements in North America, Japan, China and Eastern Europe, among others. Many of the parts for passenger cars on the road today have been made by QAD customers.
Consumer Products: QAD delivers solutions for consumer products companies throughout the world. Our customers range from companies making fast moving consumer goods such as toiletries and consumer electronics, to consumer durables such as appliances. QAD delivers solutions that address the business needs of supplying major retailers, including promotional pricing, cold chain and quality compliance, as well as providing traceability and logistics control throughout the process. Our solutions address demand management and replenishment. QAD customers include leaders in the personal media player market and common brand names in domestic appliances.

Food and Beverage: QAD delivers solutions which address the needs of many sectors of the food & beverage industry. Our solutions support the operations of food and beverage customers such as major brewers and wine makers, including local legislative requirements for alcoholic beverage producers. QAD solutions address customers in the daily fresh and fast-baking industries who plan and deliver their production within hours, instead of days. QAD solutions support all regulatory and quality initiatives throughout cold chain and Hazard Analysis and Critical Control Point Analysis (HACCP). QAD solutions are used from the primary produce end of the value chain to the supermarket shelf. QAD customers have a dominant share of many markets such as the Australian beer market and Dutch bread market.
High Technology (Electronics): QAD delivers solutions for many high technology companies whose products include semi-conductors, smart cards, telecommunications, and test and measurement equipment. Many companies use QAD solutions to control their entire businesses, including after sales service and support of installed equipment, managing their field engineers’ schedules and using QAD’s mobile technology to provide system access from the field. Our solutions fully support the nuances of engineering control and firmware revision support. QAD customers are at the forefront of new technologies such as WiMAX™ (leading-edge wireless technology), and most of the world’s smart cards are manufactured using QAD technology.
Industrial Products: QAD delivers solutions for companies operating in many sectors of the industrial products market including chemical manufacturers, manufacturers of oilfield services equipment, drawn wire manufacturers and heating ventilation and air conditioning (HVAC) companies. These companies leverage our planning, scheduling and execution capabilities, as well as cost management functionality addressing common challenges such as commodity material costing. QAD customers have dominant positions in the global oilfield services equipment market and deliver most of the domestic water heaters used in China.
Life Sciences: QAD delivers solutions to companies in the life sciences market whose products include ethical and generic pharmaceuticals, medical devices and bio-technology. QAD addresses not only the need for agility and traceability, but also delivers tools to support regulatory compliance with local Current Good Manufacturing Practices (cGMPs). QAD delivers solutions to accelerate validation, maintain traceability and control as well as ensure compliance with training and operation. QAD supports serialization throughout the entire supply chain including compliance with California’s ePedigree Standards. QAD customers manufacture ethical oncology drugs and innovative tools which assist in pioneering new surgical procedures.
THE QAD STRATEGY
QAD’s overall vision is to provide software that enables global manufacturing companies to continuously improve all elements of their business processes and collaborate efficiently across their entire supply chain. QAD refers to this vision for the future as ‘The Perfect Lean Market,’ and we embrace this vision in the development of our goals and strategies.
QAD product and service strategies include:
Delivering Value to Our Customer Base. QAD aims to continuously deliver capabilities that help our customers improve their business efficiency. By doing so, we expect to drive continued sales of new products to our existing customers. These sales may be from new products, or they may arise as our customers grow their organizations and license additional users of our products.
Commitment to Customers. QAD continues to cultivate strong, lasting relationships with our customers to maintain exceptional customer loyalty and expand our capabilities within their organizations. While the recent economic downturn caused some reduction in demand for our products and services, our customers remained loyal. In fiscal year 2010, over 90% of prevailing maintenance contracts were renewed demonstrating that QAD Enterprise Applications and services are mission critical to our customers’ business needs. QAD’s commitment to the customer provides many value-added tools as part of their maintenance and support agreement such as a range of online learning material and, in fiscal year 2010, we delivered new operational metric capabilities as part of the maintenance agreement.

Leveraging Our Expertise in Key Industries. QAD has significant expertise in the industries in which our key customers operate. Throughout all functions in our organization we are proud to have many employees who have considerable expertise and experience gained working directly in the industries in which our customers operate. QAD personnel are subject matter experts and guided by extensive engagement with our customers and active participation in leading industry associations. This allows us to develop solutions with specific capabilities to help customers in the various industries that we serve. As a result, our customers enjoy solutions that precisely address their needs. QAD believes this deep industry focus and expertise is a significant differentiator versus more generalized solutions.
Leveraging Our Strong Brand Reputation in Emerging Markets. QAD customers rely on our ability to deliver our products and services when and where they need it. With the majority of QAD’s customers operating as global manufacturing companies, many have strategies to benefit from both lower cost of operations and growing market opportunity by establishing operations in countries with emerging economies. In order to support these customers and their strategies, we have established operations in emerging markets. This local presence, together with products that address local language, business practice and regulatory requirements, enables QAD customers to choose QAD Enterprise Applications to capitalize on emerging market opportunities.
Commitment to Research and Development. QAD is continually expanding the capabilities of our QAD Enterprise Applications suite. In support of this strategy, we invest significantly in research and development. When appropriate, we consider acquiring businesses and technologies that complement our capabilities. In fiscal year 2010, significant new product capabilities were delivered in both the Standard and Enterprise editions of QAD Enterprise Applications. We will continue to look for ways to enhance our product offerings to bring more value to our customers and maintain our competitive edge in the marketplace.
Supporting an On Demand Environment. On Demand software deployment, also referred to as Software as a Service (SaaS), is an evolving deployment platform for enterprise applications. In fiscal year 2010, QAD saw an increase in interest in On Demand deployment of QAD Enterprise Applications, which we believe is due in part, to prevailing economic conditions driving customers to seek more rapid deployment methods at a lower initial capital investment. QAD will continue to invest in the evolution of this deployment strategy, which we expect will continue to become more popular as a deployment option.
Helping Customers Achieve Maximum Value from QAD Solutions. The goal of QAD Global Services is to assist customers in achieving maximum value from QAD solutions. In pursuit of this goal, we have established global services capabilities with highly experienced personnel located in all of our major operating markets. As a result, QAD Global Services can help manage world-wide deployments, providing unique global consistency and deployment standards. With QAD Global Services’ deep industry expertise, combined with tools developed specifically for our customers’ industries, we boast service offerings that make the job of deploying QAD solutions faster, easier and more cost effective than competitive products.
Providing Convenient, Accessible Training and Education. To ensure our customers are receiving optimum value using our products, QAD places high importance on delivering flexible, cost-effective training options. With the recent economic downturn, many of our customers have experienced organizational changes so they rely on training more than ever. To assist our customers in maintaining their productivity amidst change, QAD offers a range of engaging and useful online learning tools that are available to customers as part of their maintenance and support agreement.
Leverage Our Global Network of Alliances. QAD has a global network of partners which enables greater market coverage for sales, higher market visibility and delivery of complementary products and technologies to our customers. These partners allow us to augment our direct sales organization with distributors and sales agents, as well as our services organizations with additional consulting and implementation services, to ensure we can support our customers’ needs around the world.

In fiscal year 2010, global economic conditions continued to deteriorate. Economic contraction in most countries and markets and the global financial market instability has caused a significant reduction in demand for many manufacturing companies, which has impacted our customers, and in turn, has impacted QAD. We have seen demand for our products and services decline in each of our major geographies and in all of the industries we serve. This has negatively impacted our revenues for fiscal year 2010. In response to these market conditions, we carried out a number of strategies aimed at cost containment, including reducing our headcount. These actions have improved our financial results during the second half of fiscal year 2010. In addition, we embarked on a number of short-term initiatives to assist customers in addressing challenges they faced in relation to the global economic crisis. These initiatives have allowed us to clearly understand our customers’ needs. Although the outlook remains uncertain, we have seen some growth in demand in some sectors and will continue to have a strong focus on supporting our customers as the economy improves. We continue to pursue our product and services strategies in pursuit of our vision for the ‘Perfect Lean Market’.
QAD SOLUTIONS
QAD products and services are designed to support common business processes employed by global manufacturing companies. We continuously monitor emerging requirements and business practices and incorporate them into the product strategy for our solutions. We strive to make QAD Enterprise Applications simple to implement and easy to use. QAD achieves this by delivering predefined business processes that reflect common best practices for our customers’ industries.
QAD’s focus on business process efficiency has led to the development of a tool with integrated process maps covering all business processes. This tool, the QAD Process Editor, simplifies implementation, maps all common business processes and facilitates navigation throughout the entire product suite.
At implementation, customers can map their specific business processes and attach operating procedures and other relevant information which can be referred to when the system is in production. This greatly reduces the burden of documenting business processes and operating procedures and significantly accelerates implementation.
Process maps enable users to visualize how business processes at their company are configured. This makes it easier for users to understand the flow of information and material throughout their business and to understand the context of their particular role. In addition, QAD process maps are integrated into the user interface and allow users to not only see where they are in a particular process but also to launch application functionality and navigate throughout the product following this visual flow. This greatly reduces the challenge of training users in broad application functionality.
The QAD Enterprise Applications suite user interface has been designed to be simple to learn and use, and has exceptional interface design. We have invested significant research and development in the areas of human engineering and usability to enhance the user experience and ensure the highest level of usability.
QAD customers often integrate QAD solutions with other systems they use within their organizations. The QAD Enterprise Application suite has been developed to facilitate integration at a number of different layers within the architecture. For example, we enable seamless integration with all desktop applications. Users can simply link to any resources available on the internet from their desktop. QAD Enterprise Applications can support operation on many relational database platforms and can connect to many different data sources. QAD Enterprise Applications also provides a capability to allow simple integration, using the Q-Xtend toolset, to other software applications and web services. This enables customers to connect to different software, even when remote, and to use industry standard middleware products such as MQ™ series or the Sonic™ Enterprise Service Bus (ESB).

QAD ENTERPRISE APPLICATIONS
QAD Enterprise Applications is an integrated suite of software applications which support the core business processes of global manufacturing companies. The suite has been built with specific functionality to address the needs of customers in targeted industries. QAD Enterprise Applications allow manufacturers to monitor, control, and support their operations whether operating a single plant or multiple plants, wherever they are located in the world. QAD Enterprise Applications supports multiple deployment methods, including On Premise (system is installed on a customer’s computer), On Demand (system is accessible remotely via the Web in a SaaS model), On Appliance (system is delivered on a machine that QAD remotely supports and administers) or a hybrid of these options. Blended deployment is a key differentiator for QAD that allows customers to choose how they deploy their business solutions based on their unique business needs.
The QAD Enterprise Applications suite has evolved over time to address a broader range of business processes as our customers’ needs have changed. Today, QAD Enterprise Applications is available in two editions, the Standard Edition and Enterprise Edition. The Enterprise Edition provides supplementary capabilities to the Standard Edition which assists companies with significant global complexities in their business models. QAD Enterprise Applications are comprised of the suites detailed below.
QAD Financials
QAD Financials provides advanced capabilities to manage and control fiscal business processes at a local, regional and global level. It supports multi-company, multi-currency, multi-language and multi-tax jurisdictions, as well as robust consolidated reporting and budgeting controls. These capabilities give cross-functional stakeholders instant access to their company’s entire financial position enabling faster, more informed decision making. The QAD Financials suite covers both transactional accounts and corporate finance requirements.
QAD Customer Management
The QAD Customer Management suite enables global manufacturers to acquire new customers efficiently, grow revenue through multiple channels and retain customers through superior service and support. Our customers rely on our customer management solutions to run and measure marketing campaigns, manage sales opportunities throughout the full life cycle, optimize the order and fulfillment process, enable customer self-service, anticipate customer demand and ensure customer retention through coordination of multiple service channels.
QAD Manufacturing
QAD Manufacturing provides a total solution for building a strong operational foundation in the areas of planning and scheduling, cost management, material control, shop floor control and reporting in various mixed-mode manufacturing environments. This includes discrete, repetitive, kanban (token-based visual control), flow, batch/formula process and co-product/by-products manufacturing environments.
This suite is designed to enable companies to deploy business processes in line with their industry’s best practices. The integration between scheduling, planning, execution and materials allows tight control and simple management of processes.
QAD Supply Chain
QAD Supply Chain is a comprehensive group of applications that fulfills the diverse materials planning and movement requirements of small or large global companies. This solution set delivers functionality and capabilities that help manufacturers drive margin and cost improvements, enhance customer satisfaction and meet industry compliance requirements. Manufacturers can align supply and demand to support the delivery of the right product, to the right place, at the right time, at the right cost.
QAD Supply Chain is designed to address simple or complex networks with enhanced functionality available as the enterprise grows. Collaborative portals are available for both demand and supply side needs.

QAD Service and Support
The QAD Service and Support product suite enables exceptional customer service and support after the sale, providing a key opportunity for businesses to differentiate themselves from the competition. Designed to ensure customer satisfaction, the QAD Service and Support suite handles service calls, manages service queues and organizes mobile field resources. Combined with extensive project management support, organizations can track materials and labor against warranty and service work, compare actual costs to budget and generate appropriate invoicing.
QAD Enterprise Asset Management
QAD Enterprise Asset Management is an integrated plant operation solution that enables companies to operate global manufacturing plants smoothly and keep equipment running at the lowest cost. The QAD Enterprise Asset Management suite manages assets from inception through operations and replacement. This suite is a critical component of many global manufacturers’ systems today.
QAD Transportation Management
The QAD Transportation Management suite streamlines transportation processes, reduces costs and ensures global compliance. QAD Transportation Management addresses the needs of distributors and manufacturers in the key areas of global trade management, freight management and trade compliance. QAD markets its QAD Transportation Management suite directly to existing manufacturing customers and, using the Precision Software brand, markets outside QAD’s manufacturing customer base to the broader marketplace demanding transportation management solutions.
QAD Analytics
QAD Enterprise Applications contains a wealth of information for use by customers to improve their manufacturing operations. Using QAD Analytics, this information can be used to perform complex analysis, enabling better decision-making and improved performance management. In fiscal year 2010, QAD announced availability of extended capabilities called Operational Metrics. Operational Metrics allow all users to establish key performance indicators (KPIs) and visualize exceptions and conditions against them, helping to measure the efficiency and effectiveness of an operation or process.
QAD Interoperability
QAD Enterprise Applications is built on a Services Oriented Architecture (SoA). Different elements of the core and extended suite communicate via QAD’s messaging and services layer called QAD QXtend, which allows customers to integrate QAD Enterprise Applications to other core applications used in their business, from in-house software to other Web Services. This “open” interoperability offers QAD customers a choice of technologies in their software environments. Ease of integration also provides lower cost of ownership for our customers.
QAD CUSTOMER SUPPORT
QAD Customer Support provides the resources, tools and expertise needed to maximize the use of QAD Enterprise Applications. QAD’s global support professionals are focused on quick issue resolution and uninterrupted service, so our customers can serve their customers better. In addition, QAD Customer Support offers access to an extensive knowledgebase, online training materials, a virtual training environment, remote diagnostics, a software download center and live chat, all of which help customers resolve issues faster and maintain their systems for optimal performance.
QAD GLOBAL SERVICES
With over 300 consultants in over 20 countries, QAD Global Services provides global coverage and local expertise to help companies get the most from their QAD investment. By employing industry-specific best practices and empowering users with training and ongoing education, QAD Global Services helps minimize implementation risk while maximizing system value, helping customers achieve quick return on investment and a superior ownership experience.

QAD Global Services offers the following:
•	Implementation Services — Includes implementations, core model development and rollout, customization development, training, installations and reporting services;
•	On Demand and Application Management Services — Includes service delivery management, application life cycle management, help desk support, systems management and infrastructure management services;
•	Migration and Upgrade Services — Includes technical conversions, service pack upgrades, customization upgrades, migrations to current releases of QAD Enterprise Applications and upgrade assessments; and
•	Business Consulting Services — Includes strategic consulting, business optimization services, business metrics improvement, health checks, return on investment tools and MMOG/LE assessments.
QAD Global Services is focused on helping customers reduce their operating costs while improving key business processes using QAD Enterprise Applications.
QAD EDUCATION
QAD Education delivers an extensive course curriculum in a variety of convenient formats allowing QAD customers to fully leverage the extensive capabilities of QAD Enterprise Applications. QAD understands the importance of ongoing education and the need for flexible instruction options. For this reason QAD Education includes instructor-led training (either in classroom or live via distance learning), independent online learning modules, self-study training guides with direct access to the software for hands-on practice and custom courses tailored to meet specific company needs and delivered on site.
Course offerings are designed for QAD Enterprise Applications end users, IT professionals and department managers helping them gain the skills required to achieve top performance.
QAD STRATEGIC ALLIANCES
We have a number of ongoing business alliances with companies to extend the functionality of our software solutions by delivering applications with specific functionality required by our customers and supporting various hardware platforms. We have also entered into some arrangements with third-party software developers who provide functionality that has been embedded into or integrated with QAD software. We continue to form alliance arrangements in order to deliver more complete solutions for both the manufacturing industries we serve and to provide key technology elements. Our alliances include, but are not limited to Progress Software Corporation and Microsoft Corporation.
COMPETITION
Industry consolidation has been a primary factor shaping the ERP software marketplace. We believe the competition can be regarded as falling into two broad categories — generalist and specialist. SAP, Oracle, Infor and Microsoft Dynamics hold the largest market share of the broad ERP marketplace. These companies are diverse ‘generalists’ addressing the needs of many industries. Niche ERP providers or ‘specialists’ include Epicor and Lawson. The specialist companies typically focus on specific industries, or niches, within industries. QAD is well positioned to compete with providers in each of these categories based on proven global deployments, deep manufacturing capabilities and flexible deployment models.
There is an emerging category of competitors who solely deliver SaaS solutions. However, to date, these companies represent a minimal share of the marketplace and lack the capability to support global manufacturers.

QAD offers an Enterprise Application suite that addresses the operational requirements of global manufacturers. In this space, QAD competes against the large ‘generalists’ as well as a number of smaller, local companies that provide a variety of offerings. The scalability of QAD Enterprise Applications allows companies with as few as five users or thousands of users to use the same applications. This scalability means local companies can also deploy the same applications that are deployed by global companies. QAD differentiates itself in this space by focusing on manufacturing capabilities and by further focusing on industries inside of the manufacturing markets it serves. The ‘generalists’ have broad market footprints developing applications targeted at many industries, not specifically for manufacturers. As a result, QAD applications are generally easier and less expensive to implement and support over time than those of its larger competitors.
QAD has delivered QAD Supply Visualization (SV), also referred to as QAD’s supply chain portal, as software as a service since 2004. In 2007, QAD introduced QAD Enterprise Applications as On Demand. Of our competitors, SAP and Oracle deliver hosted offerings and a number of smaller companies have discrete offerings available On Demand. Currently demand for this market is relatively small and represents less than 5% of QAD’s annual revenue, which is in line with overall market trends. QAD believes it is well positioned as this market continues to evolve.
From a competitive perspective, ERP providers of all sizes—global, regional and local—often compete for the same business in a given market. QAD continues to differentiate itself by providing deep industry expertise and solutions that are simple to use and implement and have a lower operating cost over time.
TECHNOLOGY AND PRODUCT DEVELOPMENT
QAD places considerable focus on the underlying technology used to develop QAD Enterprise Applications. Our goal is to allow customers to choose how they deploy their software applications. QAD Enterprise Applications is designed to integrate easily with other systems in order to adapt to customers’ requirements. QAD’s philosophy is to embrace ‘open’ components to allow customers to operate on a number of different operating systems, hardware platforms and underlying databases when deploying their software applications. In recent years, we have transitioned our applications architecture to Services Oriented Architecture, further enabling components of QAD Enterprise Applications to communicate with one another through industry-standard messaging techniques. Additionally, our customers can harness other Web services to deliver the full benefit to their businesses.
QAD Enterprise Applications have been developed using a variety of commonly available and widely supported development environments. The most significant toolsets used include components developed by Progress Software Corporation (Progress), Microsoft (.Net Framework) and Sun Microsystems (Java). QAD Enterprise Applications operates on a variety of common database platforms, including those provided by Progress, Oracle and Microsoft. QAD Enterprise Applications supports most commercial operating systems, including most LINUX-derived operating systems, Windows Server System 2003/2008 and most proprietary versions of UNIX. Where practical, QAD endeavors to ensure that QAD Enterprise Applications can support collaboration and integration with other systems using open industry standards.
At the foundation of QAD Enterprise Applications is QAD’s domain architecture. This architecture allows global customers greater flexibility in deciding how to deploy their systems. It permits them to select centralized, decentralized or hybrid computing architectures with parts of their enterprise running from both central resources and local resources. Using QAD’s domain architecture, QAD customers have the ability to configure their systems to support dynamic business models, as well as change their systems with minimal reconfiguration in order to reflect modifications in their business structure. QAD’s domain architecture has been designed to enable QAD customers to deploy their systems across a global enterprise more rapidly than older system architectures and to allow them to reconfigure their systems easily in the event of changes, such as divestment or acquisitions.
In recent years, QAD has invested heavily in the development of software that is simple and intuitive to users, requires minimal training and delivers high functionality. QAD has made significant investment in the development of its User Interface technology and now has a single interface for most of its software applications. User Interface technology enables users to harness common functions such as reporting and inquires, regardless of which part of the software application they use. Customers also benefit from simple navigation and the ability to visualize their roles in the context of visual process maps. QAD’s goal is to ensure that users find QAD Enterprise Applications simple and pleasing to use in their day-to-day roles. Throughout the year, QAD delivered additional capabilities in many areas of our product suite, including advanced manufacturing capabilities for visual planning of production and capabilities for process manufacturers. In addition, several implementations of our Enterprise Financials suite went into production with a number of large global customers.

RESEARCH AND DEVELOPMENT
QAD’s research and development (R&D) organization develops new products and enhances existing products to address the evolving needs of our customers. R&D teams are focused on the underlying functional areas of our application suite such as financials, supply chain, manufacturing, customer management and analytics as well as the foundation and technology of our applications, user interface and usability.
QAD develops new or enhanced features to its products based on extensive customer feedback. In some cases, QAD R&D teams will work jointly with customers to develop functionality that meets precise industry needs and introduces innovative capabilities to our product suite. This customer driven development validates market requirements and accelerates product development, ensuring that we bring the right products to market at the right time to meet our customers’ needs. QAD generally makes new releases available in March and September of each year.
QAD operates as a global R&D organization with R&D offices in the United States, India, China, Ireland, Australia and Belgium. QAD embraces agile development methods to ensure rapid and high quality delivery of products.
Our R&D expenses totaled $37.3 million, $43.1 million and $41.1 million in fiscal years 2010, 2009 and 2008, respectively.
SALES AND MARKETING
QAD sells its products and services through direct and indirect sales channels located throughout the world in the following four regions: North America; Latin America; Europe, Middle East and Africa; and Asia Pacific. Each region leverages global standards and systems to ensure consistency when interacting with global customers. In addition, we have a global strategic accounts team (SAT) which is responsible for the management of QAD’s largest global customers.
Our direct sales organization includes approximately 70 commissioned sales people. We continually align our sales organization and business strategies with market conditions in order to maintain an effective sales process. Within each territory, a focus on the industries we serve is cultivated through marketing, local product development and sales training.
Our indirect sales channel consists of over 50 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. We also leverage our relationships with implementation service providers, hardware vendors and other third parties to identify sales opportunities on a global basis.
Our marketing strategy is to build QAD’s brand and develop demand for our products by openly and consistently communicating with QAD customers, prospects, partners, investors and other key audiences. Our main objective is to shape and strengthen these valuable business relationships, leading to increased awareness and revenue-driving leads. Through globally integrated marketing campaigns, which are frequently executed at the regional and local levels, we are able to maintain close contact with our key audiences through media, analyst relations, customer events, Web-based communications, the development of sales tools to support our field sales organization, and our direct and indirect marketing efforts.

EMPLOYEES
As of January 31, 2010, we had approximately 1,350 full-time employees, including approximately 550 in support and services, 350 in research and development, 250 in sales and marketing and 200 in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union.
SEGMENT REPORTING
We operate in a single reporting segment. Geographical financial information for fiscal years 2010, 2009 and 2008 is presented in note 14 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.qad.com, as soon as reasonably practicable after such reports have been electronically filed or otherwise furnished to the Securities and Exchange Commission. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing environment that involves significant risks. The following discussion highlights some of these risks and their potential impact on our future results and the market price of our stock. These risks may also cause our results to differ from those discussed in the “forward-looking” statements described elsewhere in this Form 10-K.
THE EFFECTS OF THE RECENT GLOBAL ECONOMIC CRISIS MAY CONTINUE TO IMPACT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION
The Company’s operations and performance are impacted by worldwide economic conditions. The current recession and ongoing uncertainty about current global economic conditions may negatively affect our business, operating results and financial condition as consumers and businesses may continue to postpone spending in response to tighter credit, unemployment and negative financial news. Uncertainty about current global economic conditions could also increase the volatility of the Company’s stock price.
RISK OF FLUCTUATIONS IN REVENUE AND EXPENSE
Because of the significant fluctuations in our revenue, period-to-period comparisons of our revenue or profit may not be meaningful. Our quarterly and annual operating results have fluctuated in the past and may do so in the future. As a result, period-to-period comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods or that we will be profitable on a quarterly or annual basis.
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
The services business may fluctuate. Services revenue remains a substantial part of our business. Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license sales. In addition, continuous engagement services, such as Application Management Services (AMS) offerings, may involve fixed price arrangements and significant staffing which inherently involve certain risks. Business conditions associated with the delivery of services may negatively affect the margin on such revenue. To the extent that we are not successful in securing orders from customers to provide services, or to the extent we are not successful in achieving the expected margin on such services, our results may be negatively affected.
A significant portion of our revenue is derived from our existing installed base of customers continuing to license additional products, purchase consulting services and renew their maintenance agreements. Significant portions of our license revenues, maintenance revenues and consulting revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer renew or that a customer pay new license or service fees to QAD following the initial purchase. For example, as a result of the recent economic downturn, some customers have not renewed their maintenance and support agreements. If our existing customers do not renew their maintenance agreements or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.
Our maintenance renewal rate is dependent upon a number of factors such as our ability to continue to develop and maintain our products, our ability to continue to recruit and retain qualified personnel to assist our customers, and our ability to promote the value of maintenance for our products to our customers. Maintenance renewals are also dependent upon factors beyond our control such as technology changes and their adoption by our customers, budgeting decisions by our customers, changes in our customers’ strategy or ownership and attempts by our competitors to replace our products with their own. If our maintenance renewal rate was to fall, our revenue would be adversely affected.

Fixed expense level is based on expected revenues. Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue. If revenue levels fall below expectations, expenses could be disproportionately high as a percentage of total revenue, which would adversely affect our operating results.
Restructuring costs incurred in response to the global economic crisis have been costly and additional actions may be required. We have incurred restructuring costs as we more closely align our costs with our revenue levels. In taking these actions, we have incurred additional costs in the short term that we have attempted to balance against the longer term benefits. Conditions may require that we take additional restructuring actions in the future.
Health care reform in the United States could increase the costs of maintaining our health benefit programs. Newly-enacted legislation addressing health care reform could have a significant ongoing impact on our tax liabilities and the costs of maintaining our employee health benefit programs, which would significantly impact our annual net income and cash flows.
We may have exposure to additional tax liabilities. As a multinational organization, we are subject to income taxes as well as non-income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may differ from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in the United States and in various foreign jurisdictions.
Our tax rate may increase, which could increase our income tax expense and reduce our net income. Our tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•	Changes in the relative proportions of revenues and income before taxes in various jurisdictions;
•	Changing tax laws, regulations and interpretations thereof;
•	Changes in tax rates;
•	Changes in accounting and tax treatment of stock-based compensation;
•	Tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;
•	Changes to the valuation allowance on net deferred tax assets;
•	Assessments and any related tax interest or penalties; and
•	Discrete items which are not related to income.
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
RISKS ASSOCIATED WITH SALES CYCLE
Our products involve a long sales cycle and the timing of sales is difficult to predict. Because the licensing of our primary products generally involves a significant commitment of capital or a long-term commitment by our customers, the sales cycle associated with a customer’s purchase of our products is generally lengthy. This cycle varies from customer to customer and is subject to a number of significant risks over which we have little or no control. The evaluation process that our customers follow generally involves many of their personnel and requires complex demonstrations and presentations to satisfy their needs. Significant effort is required from QAD to support this approach, whether we are ultimately successful or not. If sales forecasted for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have an adverse effect on our quarterly and/or annual operating results.

In some cases we provide a portion of the customer solution that involves third parties during the sales cycle. While we believe we have established a robust global support and services organization over the past several years, we continue to rely on third parties for a portion of our implementation and systems support services. We also occasionally cooperate with third party software providers of point solutions as part of an overall proposal. In some situations, such as when these third parties are the primary contractor or otherwise an essential party to a larger arrangement, this reliance on third parties may cause sales cycles to be lengthened and may result in the loss of sales.
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
DEPENDENCE ON THIRD-PARTY SUPPLIERS
We are dependent on Progress Software Corporation. The majority of QAD Enterprise Applications are written in a programming language that is proprietary to Progress Software Corporation (Progress). These QAD Enterprise Applications do not run within programming environments other than Progress and therefore our customers must acquire rights to Progress software in order to use these QAD Enterprise Applications. We have an agreement with Progress under which Progress licenses us to distribute and use Progress software related to our products. This agreement remains in effect unless terminated either by a written three-year advance notice or due to a material breach that is not remedied.
Our success is dependent upon our continuing relationship with Progress. It is also dependent upon Progress continuing to develop, support and enhance its programming language, its toolset and its database, as well as the continued market acceptance of Progress as a standard database program. We have in the past, and may in the future, experience product release delays because of delays in the release of Progress products or product enhancements. Any of these delays could have an adverse effect on our business.
We are dependent on other third-party suppliers. We have in the past, and may in the future, resell certain software which we license from third-parties, other than Progress. We also have in the past, and may in the future, jointly develop software in which we have co-ownership or cross-licensing rights or grant rights for the resulting software to operate with our products. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that provide us with the third-party software we require, provide adequate functionality in our products on terms that adequately protect our proprietary rights, or are commercially favorable to us.
Certain QAD Enterprise Applications are developed using embedded programming tools from Microsoft and Sun Microsystems for the Microsoft.NET framework and Java Programming environments, respectively. We rely on these environments’ continued compatibility with customers’ desktop and server operating systems. In the event that this does not occur, some of our customers may not be able to easily upgrade their QAD software. We also have exposure from the present method of licensing the .NET framework in that it is currently provided as part of Microsoft’s Desktop Operating systems. If this policy changed and a price was applied to the .NET framework, our expenses could increase substantially. We also have exposure resulting from Oracle’s acquisition of Sun Microsystems in January 2010 in that Oracle could potentially decide to charge fees or otherwise change the historical licensing terms for Java technology. If Oracle were to make such a decision our expenses could increase substantially. For both of the .Net and Java elements, we rely on market acceptance and maintenance of these environments and we may be adversely affected if these were withdrawn or superseded in the market.

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
Our partner agreements, including development, product acquisition and reseller agreements contain appropriate confidentiality, indemnity and non-disclosure provisions for the third-party and end-user. Failure to establish or maintain successful relationships with these third parties or failure of these parties to develop and support their software, provide appropriate services and fulfill other agreement obligations could have an adverse effect on us. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property.
RAPID TECHNOLOGICAL CHANGE
The market for QAD Enterprise Applications is characterized by rapid technological change. Customer requirements for products can change rapidly as a result of innovation or change within the computer hardware and software industries, the introduction of new products and technologies and the emergence of, adoption of, or changes to, industry standards including those related to consolidation in the industry. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, keep pace with industry and compliance standards and achieve market acceptance. Our failure to successfully develop or acquire and market product enhancements or new products could have an adverse effect on us.
New software releases and enhancements may adversely affect our software sales. The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of those products. Significant delays in launching new products may also jeopardize our ability to compete. Failure by us to anticipate or respond to developments in technology or customer requirements, significant delays in the introduction of new products or failure by us to maintain overall customer satisfaction could have an adverse effect.
PROPRIETARY RIGHTS AND LICENSING
Our success is dependent upon our proprietary technology and other intellectual property. We rely on a combination of protections provided by applicable copyright, trademark, patent and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. We enter into license agreements with each of our customers and these license agreements provide for the non-exclusive license of QAD Enterprise Applications. These licenses generally are perpetual, although our On Demand licensing strategy involves term (or subscription) licenses. Our license contracts contain confidentiality and non-disclosure provisions, a limited warranty covering our applications and indemnification for the customer from infringement actions related to our applications.
Our pricing and licensing models may affect our ability to compete. Our pricing policy is based on a standard price list and may vary based on different parameters, including the number of end-users, number of sites, number of modules, perpetual licenses versus term licenses, number of languages, length of time, the country in which the license is granted and level of ongoing support, training and services to be provided by QAD. Our ability to offer competitive pricing models in response to the market is also a risk. There are no assurances that our current and future licensing models will be accepted in the market place or will yield revenue comparable to that of past licensing models.
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
ENTERPRISE APPLICATION SOLUTIONS
The market for enterprise applications is uncertain and we are substantially dependent on our core product suite, QAD Enterprise Applications. A significant element of our strategy is the acceptance of QAD Enterprise Applications, including in particular, modules formerly marketed under the MFG/PRO brand. We derive a significant portion of our revenue from software license and maintenance revenue attributable to this product suite and from other complimentary products that are generally licensed only in conjunction with this suite. The failure of QAD Enterprise Applications and related products to continue to have market acceptance for license sales and maintenance renewals would adversely affect our business. In addition, we have invested, and expect to continue to invest, substantial resources developing and enhancing the various product suites that make up QAD Enterprise Applications. If QAD Enterprise Applications fails to maintain acceptance in the marketplace, it may not yield the return on investment we expect.
We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products. The enterprise application market is faced with rapid technological change, evolving standards in computer hardware, software development and communications infrastructure, as well as changing customer needs. Building new products requires significant development investment. A substantial portion of our research and development resources is devoted to product upgrades that address new technology, regulatory and maintenance requirements, thereby putting constraints on our resources available for new product development. In addition, part of our strategy is to acquire certain products to extend and enhance our product offering. The continued success of QAD Enterprise Applications will depend on our ability to successfully develop, enhance and globalize these offerings and distribute, service and support them internationally. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.
QAD Enterprise Applications are often deployed in complex systems and may contain defects or security flaws. Because our products are often deployed in complex systems, they can only be fully tested for reliability when deployed in such systems and may require long periods of time for such testing. Our customers may discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposure and business disruption stemming from computer viruses and other unauthorized entry or use of computer systems. Product defects and security flaws could expose us to product liability and warranty claims and harm our reputation, which could impact our future sales of products and services.

Our revenue and profitability could suffer if we do not manage the risks associated with our On Demand business properly. The size and significance of the On Demand portion of our business has increased in recent periods. The risks that accompany that business differ from those of our other businesses and include the following:
•	The pricing and other terms of some of our On Demand agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which would have an adverse affect on the profit margin of our On Demand business.
•	Some of our On Demand agreements require investment in the early stages that is expected to be recovered through billings over the life of the agreement. These agreements often involve new information technology systems and communications networks.
•	We manage critical customer applications, data and other confidential information through our On Demand offerings. Accordingly, we face increased exposure to significant damage claims and risk to our reputation and future business prospects in the event of system failures, inadequate disaster recovery or loss or misappropriation of customer confidential information.
•	We may face regulatory exposure in certain areas such as data privacy, data security and export compliance.
•	The laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and use of global resources; changes in these laws could affect our ability to provide services from or to some locations and could increase both the costs and risks associated with providing the services.
•	Demand for our services may be affected by customer and media concerns about security risks, international transfers of data, government or other third-party access to data, and/or use of outsourced services providers.
MARKET CONCENTRATION
We are dependent upon achieving success in certain concentrated markets. We have made a strategic decision to concentrate our product development, as well as our sales and marketing efforts, in certain primary vertical industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. An important element of our strategy is the achievement of technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experience a material slowdown in expansion, that downturn would adversely affect the demand for our products.
DEPENDENCE UPON DEVELOPMENT AND MAINTENANCE OF THIRD-PARTY RELATIONSHIPS TO PROVIDE SALES, SERVICES AND MARKETING FUNCTIONS
We are dependent upon the development and maintenance of sales and marketing channels. We sell and support our products through direct and indirect sales, services and support organizations throughout the world. Our indirect sales channel consists of over 50 distributors and sales agents worldwide that we refer to as sales channels. We do not grant exclusive distribution rights to our sales channels. Our sales channels primarily sell independently to companies within their geographic territory, and may work in conjunction with our direct sales organization. Sales derived through indirect channels are more difficult to forecast and may have lower profit margins than direct sales.

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
Failure to establish or maintain successful relationships with third-parties as appropriate or failure of these third-parties to fulfill their responsibilities could have an adverse effect on us. In addition, if these third-parties exclusively adopt a product or technology other than QAD software products or technology, or if these third-parties reduce their support of QAD software products and technology or increase support for competitive products or technology, we could be adversely affected.
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
CREDIT RISK
The recent global financial crisis has resulted in a tightening in the credit markets. The recent global credit and banking crisis has caused lower levels of liquidity, increases in the rates of default and bankruptcy and extreme volatility in credit, equity and fixed income markets. Our current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or not pay us or delay paying us for previously purchased products and services. These conditions are particularly evident in the automotive industry, which is an important industry segment for QAD.
We might require additional capital to support business growth, and this capital might not be available. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new offerings or enhance our existing offerings, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. These risks are enhanced due to the recent global financial crisis.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
Our operations are international in scope, exposing us to additional risk. For the last three fiscal years, we derived approximately 60 percent of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Our operating results could be negatively impacted by a variety of factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:
•	Longer accounts receivable collection cycles;
•	Costs and difficulties of managing international operations and alliances;
•	Greater difficulty enforcing intellectual property rights;
•	Import or export requirements;
•	Changes in political or economic conditions; and
•	Changes in regulatory requirements or tax law.
We may experience foreign currency gains and losses. We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results may be negatively affected by fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies, including the Euro, Australian dollar, British pound, Japanese yen and the Mexican peso relative to the United States dollar can significantly affect revenues and our operating results.
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
MARKET CONDITIONS
Economic, political and market conditions can adversely affect our revenue growth and profitability. Our business is influenced by a range of factors that are beyond our control and for which we have no comparative advantage in forecasting. These include: (i) the overall demand for enterprise computer software and services; (ii) conditions in the high technology and manufacturing industry sectors; (iii) general economic and business conditions; and (iv) general political developments and conflicts. A generally weak global economy could delay and/or decrease customer purchases. In addition, ongoing conflicts and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations.

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
THE MARKET FOR OUR STOCK IS VOLATILE
Our stock price could become more volatile and investments could lose value. The market price of our common stock and the number of shares traded each day have experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:
•	Shortfalls in our expected net revenue, earnings or key performance metrics;
•	Changes in recommendations or estimates by securities analysts;
•	The announcement of new products by us or our competitors;
•	Quarterly variations in our or our competitors’ results of operations;
•	A change in our dividend or stock repurchase activities;
•	Developments in our industry or changes in the market for technology stocks;
•	A change in our dividend or stock repurchase activities;
•	Changes in rules or regulations applicable to our business; and
•	Other factors, including economic instability and changes in political or market conditions.
A significant drop in our stock price could expose us to costly and time consuming litigation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse affect on our business.
FINANCIAL REPORTING
Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.
We are required to delay revenue recognition into future periods for portions of our license fee activity. Our entire worldwide business is subject to United States generally accepted accounting principles, commonly referred to as “U.S. GAAP.” Under those rules, we are required to defer revenue recognition for license fees in certain situations. Factors that are considered in revenue recognition include those such as whether we have vendor specific objective evidence of fair value (VSOE) for all undelivered elements in the arrangement, products under development to be delivered at a future date, the inclusion of other services and contingencies to payment terms.
We expect that we will continue to defer portions of our license fee activity because of these factors. The amount of license fees deferred may be significant and will vary each quarter depending on the mix of products sold in each market and geography, as well as the actual contract terms.

Impairment of intangible assets may result in charges that negatively impact our results. Under generally accepted accounting principles, we review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations.
PRINCIPAL STOCKHOLDERS AND DEPENDENCE UPON KEY PERSONNEL
Our principal stockholders are also directors and officers. As of March 31, 2010, Karl and Pamela Lopker jointly and beneficially owned approximately 60% of our outstanding common stock. Karl and Pamela Lopker currently constitute two of the seven members of the board of directors and are also officers of QAD in their capacity as CEO and President, respectively. On a combined basis, current directors and executive officers beneficially owned approximately 60% of the common stock as of March 31, 2010.
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
Specifically, we are not required to have a majority of independent directors on our board of directors and we are not required to have nominating and compensation committees composed of independent directors. Should the interests of Karl and Pamela Lopker differ from those of other shareholders, the other shareholders may not be afforded the protections of having a majority of directors on the board who are independent from our principal shareholders or our management.
We are dependent upon key personnel. Our future operating results depend in significant part upon the continued service of a relatively small number of key technical and senior management personnel, including Chairman of the Board and President, Pamela Lopker, and Chief Executive Officer, Karl Lopker, neither of whom is bound by an employment agreement.
Our future success also depends on our continuing ability to attract and retain other highly qualified technical and managerial personnel. The loss of any member of our key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on us. We do not currently have key-person insurance covering any of our employees.
Our periodic workforce restructurings can be disruptive. We have in the past restructured or made other adjustments to our workforce in response to changes in the economy, management and products as well as our financial results, acquisitions and other considerations. Past restructurings have caused a temporary disruption, which can reduce employee productivity. Such disruption could occur in connection with future restructurings and our results could be negatively affected.
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
In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 30 offices throughout the world with lease commitment expirations occurring on various dates through fiscal year 2020. QAD’s leased properties include research and development centers in the United States, Belgium, Ireland, Australia, China and India and additional facilities in the United States, France, Germany, Italy, Poland, South Africa, Spain, The Netherlands, United Kingdom, Australia, China, Hong Kong, India, Japan, Singapore, Thailand, Brazil and Mexico. QAD will seek to review lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
QAD common stock has been traded on the NASDAQ Global Market (NASDAQ) since our initial public offering in August 1997 (under the symbol QADI). The following table sets forth the low and high prices for QAD’s common stock as reported by NASDAQ in each quarter of the last two fiscal years.

	Low Price	High Price
Fiscal year 2010:
Fourth quarter	$4.35	$6.31
Third quarter	3.66	5.13
Second quarter	2.82	3.87
First quarter	2.15	3.20
Fiscal year 2009:
Fourth quarter	$2.56	$5.32
Third quarter	4.01	7.41
Second quarter	6.57	8.02
First quarter	7.39	8.90
Holders
As of March 31, 2010, there were approximately 250 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividends
We declared four quarterly dividends in fiscal year 2010 of $0.025 per share of common stock. In fiscal year 2010, we modified our dividend program to give investors the choice of receiving a stock dividend or electing a cash dividend payment. Previously all dividends were payable in cash. Continuing quarterly cash dividends are subject to profitability measures and liquidity requirements of QAD.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There was no stock repurchase activity during the three months ended January 31, 2010.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The line graph below compares the annual percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on an annual basis, for the period beginning February 1, 2005 and ending January 31, 2010.
The graph assumes that $100 was invested in QAD common stock on February 1, 2005 and that all dividends were reinvested. Historic stock price performance should not be considered indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods
(Annually from Fiscal
Year 2006 through		NASDAQ Composite
Fiscal Year 2010)	QAD Inc.	Total Return Index	NASDAQ Computer Index
02/01/05	100.00	100.00	100.00
01/31/06	101.39	111.46	111.06
01/31/07	104.81	119.11	115.71
01/31/08	117.34	115.52	116.92
01/31/09	34.17	71.37	70.46
01/31/10	75.67	103.80	115.09

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,(1)
	2010	2009(3)	2008	2007	2006(2)
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$28,452	$46,673	$61,491	$54,425	$57,926
Maintenance and other	131,142	133,080	128,183	122,740	117,139
Services	55,637	82,990	73,073	58,422	50,429

Total revenue	215,231	262,743	262,747	235,587	225,494

Operating income (loss)	2,871	(23,863)	5,588	8,137	15,625
Net income (loss)	$1,349	$(23,720)	$5,416	$7,276	$20,539

Basic net income (loss) per share	$0.04	$(0.77)	$0.17	$0.22	$0.63

Diluted net income (loss) per share	$0.04	$(0.77)	$0.17	$0.22	$0.61

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.10
BALANCE SHEET DATA:
Cash and equivalents	44,678	31,467	45,613	54,192	59,971
Working capital (deficit)	4,178	(3,648)	8,846	14,762	20,694
Total assets	191,174	193,745	235,893	227,132	207,331
Current portion of long-term debt	285	266	274	272	243
Long-term debt	16,443	16,717	16,998	17,271	17,546
Total stockholders’ equity	49,551	47,471	72,595	76,572	72,159

(1)	Historical results of operations are not necessarily indicative of future results. Refer to Item 1A entitled “Risk Factors” for discussion of factors that may impact future results.

(2)	Fiscal year 2006 includes a tax benefit from the reversals of valuation allowances and contingency reserves of $11.5 million.

(3)	Fiscal year 2009 includes a goodwill impairment charge of $14.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as ”may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2011.
INTRODUCTION
The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
OVERVIEW
QAD is a global provider of enterprise software applications, and related services and support. We are principally focused on addressing the needs of global manufacturing companies. Our solutions are configured to address the requirements of the following specific manufacturing industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. QAD software is used by over 2,500 manufacturing companies around the world and QAD employs approximately 1,350 people globally.
QAD’s main Enterprise Resource Planning (ERP) product suite is called QAD Enterprise Applications, formerly marketed as MFG/PRO. The QAD Enterprise Applications suite provides a robust set of capabilities designed to support the core business of our customers around the world and enable most common business processes.
Total revenue was $215.2 million in fiscal 2010 down from $262.7 million in fiscal 2009. We experienced decreases of 39% in license revenue and 33% in services revenue, while maintenance and other revenue remained relatively flat. Cost of revenue as a percentage of total revenue was 43% for fiscal 2010, compared to 46% for the prior fiscal year, down primarily due to changes in revenue mix.
Cash flows from operations were $17.7 million for fiscal 2010, compared to $7.3 million in fiscal 2009. The increase in cash flows from operations was primarily due to the change in net income from a net loss of $23.7 million, including a $14.4 million non-cash goodwill impairment charge, in fiscal 2009 to net income of $1.3 million in fiscal 2010. The improvement period over period was primarily driven by cost reduction initiatives. In addition, operating cash flow improved due to the positive effect of the change in deferred revenue. These increases were partially offset by higher payments for severance.
Global economic conditions deteriorated significantly during the second half of fiscal 2009 and continued to be unfavorable throughout fiscal 2010. We have seen demand for our products and services decline in each of our geographic regions and in the manufacturing industries we serve, most notably in automotive. In response to the difficult economic environment, we initiated many expense reduction initiatives, including reductions in headcount of approximately 15%. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments and we are continuing to monitor the economic and business environment throughout fiscal 2011.

CRITICAL ACCOUNTING POLICIES
We consider certain accounting policies related to revenue recognition, accounts receivable allowances, long-lived assets, goodwill, capitalized software development costs, valuation of deferred tax assets and tax contingency reserves and stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.
Revenue Recognition. We derive our revenues from the sale or the license of our software products and from support services, subscriptions, consulting, development, training, and other professional services. The majority of our software is sold or licensed in multiple-element arrangements that include support services and often consulting services or other elements. We therefore license our software generally in multiple-element arrangements. As a result, we exercise judgment and use estimates in connection with the amount and timing of revenue recognition. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A majority of our license revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected from our customers.
Our typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions. Should we grant payment terms greater than one year or terms that are not in accordance with our established history for similar arrangements, we would recognize revenue as payments become due assuming all other criteria for software revenue recognition requirements have been met.
Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (VSOE) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. We allocate revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. We allocate revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements by role and by country. We review our VSOE at least annually. If we were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact our revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements.
Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when we introduce a new product or product bundles for which we have not established VSOE for support services or consulting or other services under our VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, we allocate revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenue. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.
Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. A majority of our customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of our customers renew their product support services contracts annually.

Revenues from consulting services are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of our software. Our software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, we enter into fixed fee arrangements for arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, we recognize revenue as the respective milestones are achieved.
Revenue from our subscription product offerings, including our On Demand products, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized using the residual method.
Although infrequent, when an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when we are requested to customize software or where we view the installation of our software as high risk in the customer’s environment. This requires us to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for using the cumulative catch up approach. In these arrangements, we do not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If we do not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. We allocate these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense and are included in cost of license, maintenance, services and other based on the allocation of the related revenues.
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
Long-Lived Assets. Our long-lived assets generally consist of property and equipment and intangible assets, other than goodwill. Other intangible assets arise from business combinations and generally consist of customer relationships, restrictive covenants related to employment agreements, trade names and intellectual property that are amortized, on a straight-line basis, generally over periods of up to five years. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation. We assess the realizability of our long-lived assets whenever events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a product relative to budget; shifts in business strategies which affect the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.
In assessing the recoverability of these long-lived assets, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value of the assets or asset groups is determined through various valuation techniques including discounted cash flow models, quoted market values and independent third party appraisals, as considered necessary. In addition to our recoverability assessments, we routinely review the remaining estimated useful lives of our long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.
We will continue to evaluate the values of our long-lived assets in accordance with applicable accounting rules. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.
Goodwill. We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment.
We review the carrying value of goodwill using the methodology prescribed in FASB Accounting Standards Codification (ASC) 350 “Intangibles—Goodwill and Other”. ASC 350 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that it may be impaired. These impairment tests are also dependent on management’s forecasts, which are subject to change. A change in our forecasts may result in impairment charges. We perform a two-step impairment test. Under the first step of the goodwill impairment test, we are required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and we do not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.
Effective February 1, 2009, we determined that we have one reporting unit. Management evaluates the Company as a single reporting unit for business and operating purposes as almost all of QAD’s revenue streams are generated by the same underlying technology whether acquired, purchased or developed. In addition, the majority of QAD’s costs are, by their nature, shared costs that are not specifically identifiable to a geography or product line but relate to almost all products. As a result, there is a high degree of interdependency among QAD’s revenues and cash flows for levels below the consolidated entity and identifiable cash flows for a reporting unit separate from the consolidated entity are not meaningful. Therefore, our impairment test considered the consolidated entity as a single reporting unit.

Prior to February 1, 2009, we allocated goodwill to four geographic reporting units. Accordingly, goodwill impairment tests were conducted annually for each of the four reporting units. Prior to combining reporting units on February 1, 2009, we performed an impairment test on each of the three reporting units that had goodwill remaining and determined there was no impairment to any reporting unit. This change in reporting unit structure was brought about by an internal reorganization of QAD’s sales operations and de-emphasis on regional results as a result of the importance of the global nature of our customer base. An example of our internal reorganization is the creation of the strategic accounts group, which is accountable for sales to QAD’s multi-national customers, irrespective of geography, who generate a large portion of our revenue. The purpose of the strategic accounts group within the sales organization is to provide additional expertise and devote additional time to global customer accounts with revenues spanning across all regions. In order to serve this base of global customers, we must maintain a presence in certain foreign locations where it may not be profitable to do so and sales and support efforts are devoted to these customers irrespective of where the end-users are located.
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
Valuation of Deferred Tax Assets and Tax Contingency Reserves. The carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2010, QAD had $29.8 million of deferred tax assets, net of valuation allowances, consisting of $39.4 million of gross deferred tax assets offset by valuation allowances of $9.6 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net decrease of valuation allowances recorded in fiscal 2010 of $1.0 million. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.
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
We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions taken are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.
Stock-Based Compensation. Share-based payment transactions with employees are accounted for using a fair-value-based method and expensed ratably over the vesting period of the stock instrument, in accordance with the provisions of ASC 718 “Compensation — Stock Compensation”.

Stock-based compensation expense is based on the fair values of all stock-based awards as of the grant date using the Black-Scholes valuation model. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the award, the percentage of awards that will be forfeited and other inputs. If actual forfeitures differ significantly from the estimates, stock-based compensation expense and our results of operations could be materially impacted.
RECENTLY ISSUED ACCOUNTING STANDARDS
For a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, see note 1 “Summary of Business and Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Revenue

		Change compared			Change compared
	Year Ended	to prior period		Year Ended	to prior period		Year Ended
(in thousands)	January 31, 2010	$	%	January 31, 2009	$	%	January 31, 2008

Revenue
License fees	$28,452	$(18,221)	(39)%	$46,673	$(14,818)	(24)%	$61,491
Percentage of total revenue	13%			18%			23%
Maintenance and other	131,142	(1,938)	(1)%	133,080	4,897	4%	128,183
Percentage of total revenue	61%			51%			49%
Services	55,637	(27,353)	(33)%	82,990	9,917	14%	73,073
Percentage of total revenue	26%			31%			28%

Total revenue	$215,231	$(47,512)	(18)%	$262,743	$(4)	0%	$262,747

Comparison of fiscal 2010 revenue to fiscal 2009
Total revenue for fiscal 2010 was $215.2 million, a decrease of $47.5 million, or 18%, from $262.7 million in fiscal 2009. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for the current year would have been approximately $219.9 million, or $42.8 million lower when compared to the same period last year. When comparing categories within total revenue at constant rates, our current results included a decrease in the license and services revenue categories partially offset by an increase in the maintenance and other revenue category. Revenue outside the North America region as a percentage of total revenue was relatively consistent at 57% and 56% for fiscal 2010 and fiscal 2009, respectively. Total revenue decreased across all our geographic regions in fiscal 2010 compared to fiscal 2009. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Our fiscal 2010 revenue by industry was approximately 26% in automotive, 24% in consumer products and food and beverage, 37% in high technology and industrial products and 13% in life sciences. This compares to revenue by industry in fiscal 2009 of 31% in automotive, 23% in consumer products and food and beverage, 35% in high technology and industrial products and 11% in life sciences. The decrease in the automotive vertical can be attributed primarily to a decline in revenue from the U.S. automotive suppliers during fiscal 2010.

License revenue was $28.5 million for fiscal 2010, down $18.2 million, or 39%, from $46.7 million in fiscal 2009. We believe significant declines in demand for our customers’ products generally resulted in a preservation of capital as well as delays in license purchasing decisions by our customers. This was especially true in the automotive sector, which represents approximately a quarter of our business. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, license revenue for fiscal 2010 would have been approximately $28.7 million, representing an $18.0 million, or 39%, decrease from the same period last year. We experienced decreases in license revenue in all of our geographic regions. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2010, 13 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million. In comparison, during fiscal 2009, 33 customers placed license orders totaling more than $0.3 million, five of which exceeded $1.0 million.
Products are generally shipped as orders are received or within a short period thereafter and, accordingly, we have historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, we believe that our backlog as of any particular date is not significant or meaningful. Our total short-term deferred revenue as of January 31, 2010 was $85.7 million, of which $76.3 million related to deferred maintenance and will be recognized over the period of the maintenance support. Of the remaining short-term deferred revenue balance as of January 31, 2010, $3.1 million was related to deferred research and development funding, $2.9 million was related to deferred licenses, $1.8 million was related to deferred services and $1.5 million was related to deferred subscriptions. All of these balances, with the exception of deferred subscriptions, relate to products already shipped or services already provided but were deferred primarily due to software revenue recognition rules and will be recognized within the next twelve months. Deferred subscription primarily relates to hosting and On Demand services we will provide over periods up to the next twelve months.
Maintenance and other revenue was $131.1 million for fiscal 2010, representing a decrease of $1.9 million, or 1%, from $133.1 million in the same period in fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, maintenance and other revenue for fiscal 2010 would have been approximately $133.4 million, representing an increase of $0.3 million, or less than 1%, from the same period last year. When comparing fiscal 2010 to fiscal 2009, maintenance and other revenue decreased across all our geographic regions except for the Asia Pacific region. We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for fiscal years 2010, 2009 and 2008.
Services revenue was $55.6 million for fiscal 2010, representing a decrease of $27.4 million, or 33%, when compared to services revenue of $83.0 million earned in the same period last year. Holding exchange rates constant to those prevailing during the prior year period, services revenue for fiscal 2010 would have been approximately $57.8 million, reflecting a $25.2 million, or 30%, decrease from the same period last year. When comparing fiscal 2010 to fiscal 2009, services revenue decreased across all our geographic regions. The decrease in services revenue period over period was primarily attributed to a large engagement in the automotive sector that was scaled back in the fourth quarter of fiscal 2009 as well as engagements in which we were recognizing a lower amount of services revenue per customer per quarter, which we believe was a result of lower license revenue over the recent quarters and customer decisions to extend or delay their implementations, upgrades or other ongoing services projects.
Comparison of fiscal 2009 revenue to fiscal 2008
Total revenue for fiscal 2009 was $262.7 million, representing no change in revenue from $262.7 million in fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, total revenue for fiscal 2009 would have been approximately $262.3 million, or $0.4 million lower when compared to the same period in the preceding year. When comparing categories within total revenue at constant rates, our fiscal 2009 results included a decrease in the license revenue category partially offset by an increase in revenue in the services and maintenance and other revenue categories. Revenue outside the North America region as a percentage of total revenue was consistent at 56% for both fiscal 2009 and fiscal 2008. Revenue increased in the Europe, Middle East and Africa (EMEA), Asia Pacific and Latin America geographic regions during fiscal 2009 compared to fiscal 2008 while total revenue attributable to the North America region decreased during fiscal 2009 compared to fiscal 2008. Our fiscal 2009 revenue by industry was approximately 31% in automotive, 23% in consumer products and food and beverage, 35% in high technology and industrial products and 11% in life sciences. These percentages were fairly consistent with fiscal 2008. Although revenue generated from the automotive sector was consistent year over year, there was a decline in revenue in the fourth quarter of fiscal 2009, compared to the fourth quarter fiscal 2008 primarily due to a decline in revenue from the U.S. automotive suppliers.

License revenue was $46.7 million for fiscal 2009, down $14.8 million, or 24%, from $61.5 million in fiscal 2008. We believe significant declines in demand for our customers’ products generally resulted in a preservation of capital as well as delays in license purchasing decisions by our customers. This was especially true in the automotive sector, which represented approximately a third of our business. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, license revenue for fiscal 2009 would have been approximately $47.1 million, representing a $14.4 million, or 23%, decrease from the same period in fiscal 2008. We experienced decreases in license revenue in all of our geographic regions, except for our EMEA region. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2009, 33 customers placed license orders totaling more than $0.3 million, five of which exceeded $1.0 million. In comparison, during fiscal 2008, 46 customers placed license orders totaling more than $0.3 million, nine of which exceeded $1.0 million.
Maintenance and other revenue was $133.1 million for fiscal 2009, representing an increase of $4.9 million, or 4%, from $128.2 million over the same period in fiscal 2008. When we hold exchange rates constant to those prevailing in the same period of fiscal 2008, maintenance and other revenue for fiscal 2009 would have been unchanged at $133.1 million. Maintenance and other revenue increased across all our geographic regions except in the EMEA region, which experienced a decrease in fiscal 2009 compared to fiscal 2008. We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for fiscal years 2009 and 2008.
Services revenue was $83.0 million for fiscal 2009, representing an increase of $9.9 million, or 14%, when compared to services revenue of $73.1 million earned in the same period in fiscal 2008. Holding exchange rates constant to those prevailing during the prior year period, services revenue for fiscal 2009 would have been approximately $82.1 million, reflecting a $9.0 million, or 12%, increase from the same period in the preceding year. When comparing fiscal 2009 to fiscal 2008, services revenue increased across all our geographic regions. The increase in services revenue period over period was primarily due to global services implementations related to a small number of large, multi-national customers. During the fourth quarter of fiscal 2009, a large services engagement in the automotive sector was scaled back significantly impacting our fourth quarter services results.
Comparison of costs and expenses—fiscal 2010, 2009 and 2008
Restructuring
As a result of the global economic downturn, which began in the second half of fiscal 2009 and has continued into fiscal 2010, QAD has experienced a significant decline in product and services sales. In response to the difficult economic environment, we took steps to reduce our headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives, we have incurred costs related to employee severance and benefits of $6.5 million and a total of approximately 260 full-time positions have been eliminated, which was approximately 15% of the workforce. Severance charges of $3.4 million were incurred in the fourth quarter of fiscal 2009 and we have incurred an additional $3.1 million in severance charges during fiscal 2010.
We believe the restructuring activities are substantially complete but will continue to monitor the profitability of our operations. If revenue should continue to decline significantly, we will continue to further reduce operating expenses to align them with economic conditions, and possibly could engage in further restructuring. In taking these actions, we may incur additional costs which could negatively impact net income and cash flows from operating activities. Below is a detailed description of the restructuring charges and accruals by plan.

Restructuring charges included in our Consolidated Statements of Operations for the fiscal years ended January 31, 2010 and 2009 were as follows:

	Years Ended January 31,
	2010	2009
	(in thousands)

Cost of maintenance, services and other revenue	$1,054	$854
Sales and marketing	1,113	1,607
Research and development	633	590
General and administrative	316	300

Total restructuring charges	$3,116	$3,351

Fourth Quarter Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, we initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 145 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. During fiscal 2010, an additional $0.8 million of severance expense was recognized related to one-time termination benefits for the elimination of the remaining 15 employees identified in Q4 fiscal 2009 and an additional 20 employees identified in Q1 fiscal 2010. Related to this restructuring plan, we paid $0.5 million in the fourth quarter of fiscal 2009 and $3.5 million in fiscal 2010. During fiscal 2010, we adjusted the original fourth quarter fiscal 2009 restructuring accrual by $0.1 million. As of January 31, 2010, there was approximately $0.1 million accrued related to one employee whose severance agreement was settled in February 2010. We expect to make this remaining payment in the first quarter of fiscal 2011.
Second Quarter Fiscal 2010 Restructuring Plan
In May 2009, we took further cost cutting actions which resulted in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. The number of employees was reduced by approximately 80 full-time positions. During fiscal 2010, a total of $1.5 million was paid related to the plan. As of January 31, 2010, the plan was complete.
Third Quarter Fiscal 2010 Restructuring Plan
During the third quarter of fiscal 2010, we reduced further the number of employees by approximately 35 full-time positions and recorded $0.9 million restructuring charges related to severance and related expenses. During fiscal 2010, we paid $0.9 million related to the third quarter fiscal 2010 plan. As of January 31, 2010, the plan was substantially complete.

Restructuring Accruals
The activity in the restructuring accrual for fiscal years ended January 31, 2010 and 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010	Q3 Fiscal 2010
	Restructuring	Restructuring	Restructuring
	Plan	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2008	$—	$—	$—	$—
Employee severance pay and related expenses	3,351	—	—	3,351
Cash paid	(479)	—	—	(479)

Balance as of January 31, 2009	$2,872	$—	$—	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,526)	(1,456)	(930)	(5,912)
(Reversal of) adjustment to previous charges	(92)	(43)	9	(126)
Impact of foreign currency translation	24	3	—	27

Balance as of January 31, 2010	$97	$—	$6	$103

Total Cost of Revenue

		Change compared			Change compared
	Year Ended	to prior period		Year Ended	to prior period		Year Ended
(in thousands)	January 31, 2010	$	%	January 31, 2009	$	%	January 31, 2008

Cost of revenue

Cost of license fees	$6,941	$2,811	29%	$9,752	$42	—%	$9,794
Cost of maintenance, services and other	84,686	27,133	24%	111,819	(10,747)	(11)%	101,072

Total cost revenue	$91,627	$29,944	25%	$121,571	$(10,705)	(10)%	$110,866

Percentage of revenue	43%			46%			42%
Cost of license fees includes license royalties, amortization of software technology and direct material. Cost of maintenance, services and other includes personnel costs of fulfilling service contracts, support contracts and order fulfillment, including stock based compensation for those employees, third party contractor expense, travel expense for support and services employees, direct material, professional fees, support royalties, and information technology and facilities allocated costs. Direct material charges include the cost of hardware sold, costs associated with transferring our software to electronic media, printing of user manuals and packaging materials, and shipping and handling costs.
Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $91.6 million for fiscal 2010, $121.6 million for fiscal 2009 and $110.9 million for fiscal 2008, and as a percentage of total revenue was 43% for fiscal 2010, 46% for fiscal 2009 and 42% for fiscal 2008. Holding exchange rates constant to those prevailing in fiscal 2009, total cost of revenue for fiscal 2010 would have been approximately $94.5 million and as a percentage of total revenue would have been unchanged at 43%. Changes in the cost of revenue as a percentage of total revenue were primarily due to lower services revenue in the overall revenue mix. Services revenue has higher associated direct costs, such as personnel costs, than the other revenue categories.
The non-currency related decrease in cost of revenue of $27.1 million in fiscal 2010 compared to fiscal 2009 was primarily due to lower services personnel costs of $9.7 million primarily as a result of lower headcount of approximately 120 people, lower third party contractor expense of $7.6 million and lower travel expense of $5.2 million. In addition, the cost of license fees decreased by $2.7 million in fiscal 2010 compared to fiscal 2009 primarily as a result of lower royalty expense due to lower license revenue.

Total cost of revenue increased $10.7 million in fiscal 2009 compared to fiscal 2008. Holding foreign currency exchange rates constant to those prevailing in fiscal 2008, total cost of revenue for fiscal 2009 would have been approximately $120.8 million and as a percentage of total revenue would have been unchanged at 46%. Changes in the cost of revenue as a percentage of total revenue was due to a decrease in license revenue and an increase in services revenue as a percentage of total revenue as costs associated with generating services revenue are higher than the costs associated with generating license and maintenance and other revenue.
The non-currency related increase in total cost of revenue of $9.9 million in fiscal 2009 compared to fiscal 2008 was primarily due to an increase in the cost of maintenance, services and other revenue mainly related to increased services costs to generate additional services revenue. Cost of revenue consisted of higher salaries and related expenses of $4.9 million primarily attributable to increased headcount in services and higher third party contractor expense of $2.9 million. In addition, during the fourth quarter of fiscal 2009, we initiated a reduction in workforce and as a result severance charges of $0.9 million were incurred primarily related to the reduction of approximately 50 positions in services.
Sales and Marketing

		Change compared			Change compared
	Year Ended	to prior period		Year Ended	to prior period		Year Ended
(in thousands)	January 31, 2010	$ %		January 31, 2009	$ %		January 31, 2008

Sales and marketing	$51,979	$21,046	29%	$73,025	$(2,009)	(3)%	$71,016

Percentage of revenue	24%			28%			27%
Sales and marketing expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our sales and marketing employees in addition to costs of programs aimed at increasing revenue, such as trade shows, user group events, advertising and various sales and promotional programs. Sales and marketing expense also includes personnel costs of order processing, sales agent commissions and information technology and facilities allocated costs.
Sales and marketing expense was $52.0 million, $73.0 million and $71.0 million for fiscal years 2010, 2009 and 2008, respectively. Holding foreign currency exchange rates constant to fiscal 2009, fiscal 2010 sales and marketing expense would have been approximately $53.5 million, representing a decrease of $19.5 million, or 27%. The non-currency related decrease in sales and marketing expense of $19.5 million in fiscal 2010 compared to fiscal 2009 was primarily due to lower personnel costs of $10.7 million primarily related to lower salaries, bonuses and commissions as a result of approximately 80 fewer employees, lower travel expense of $2.4 million, lower marketing expense of $1.1 million, lower professional fees of $0.7 million, lower stock compensation expense of $0.5 million, lower expenses associated with our internal sales workshop event of $0.3 million and lower sales agent fees of $0.3 million. In addition, in fiscal 2010 we did not hold our annual Explore customer event. This resulted in $1.7 million of cost savings when compared to fiscal 2009.
Sales and marketing expense increased $2.0 million in fiscal 2009 compared to fiscal 2008. Holding foreign currency exchange rates constant to those in fiscal 2008, fiscal 2009 sales and marketing expense would have been approximately $72.9 million, representing an increase of $1.9 million, or 3%. The non-currency related increase of $1.9 million in fiscal 2009 compared to fiscal 2008 primarily related to increases in salaries and related expenses of $3.4 million and severance charges of $1.6 million related to the elimination of approximately 35 positions. In addition, in November 2008, we hosted our EMEA Explore event which cost $0.4 million. In January 2009, we cancelled our fiscal 2010 Explore event and incurred cancellation charges of $0.4 million. These increases in expenses were offset by lower sales agent fees of $1.5 million and lower commissions of $1.0 million primarily related to lower license revenue, in addition to lower travel of $0.5 million and lower marketing expense of $0.5 million.

Research and Development

		Change compared			Change compared
	Year Ended	to prior period		Year Ended	to prior period		Year Ended
(in thousands)	January 31, 2010	$ %		January 31, 2009	$ %		January 31, 2008

Research and development	$37,303	$5,804	13%	$43,107	$(2,038)	(5)%	$41,069

Percentage of revenue	17%			17%			16%
Research and development expense is expensed as incurred and managed on a global basis. It consists primarily of salaries, benefits, bonuses, stock-based compensation and travel expense for research and development employees, professional services such as fees paid to software development firms and independent contractors, and training for such personnel. Research and development expense also includes information technology and facilities allocated costs, and is reduced by income from joint development projects.
Research and development expense was $37.3 million, $43.1 million and $41.1 million for fiscal years 2010, 2009 and 2008, respectively. Holding foreign currency exchange rates constant to fiscal 2009, fiscal 2010 research and development expense would have been approximately $38.0 million, representing a decrease of $5.1 million, or 12%. The non-currency related decrease in research and development expense of $5.1 million in fiscal 2010 compared to fiscal 2009 was primarily due to a decrease in personnel costs of $4.0 million related to lower salaries and bonuses as a result of 25 fewer employees and lower travel expense of $0.9 million. These decreases in research and development expense were partially offset by lower joint development income of $0.6 million.
Research and development expense increased $2.0 million in fiscal 2009 compared to fiscal 2008. Holding foreign currency exchange rates constant to fiscal 2008, fiscal 2009 research and development expense would have been approximately $42.6 million, representing an increase of $1.5 million, or 4%. The non-currency related increase of $1.5 million in fiscal 2009 compared to fiscal 2008 was primarily related to increases in salaries and related expenses of $1.5 million and severance charges of $0.6 million related to a reduction in workforce initiated in the fourth quarter of fiscal 2009. These increases in expenses were partially offset by a decrease in travel expense of $0.6 million.
General and Administrative

		Change compared			Change compared
	Year Ended	to prior period		Year Ended	to prior period		Year Ended
(in thousands)	January 31, 2010	$ %		January 31, 2009	$ %		January 31, 2008

General and administrative	$30,969	$2,794	8%	$33,763	$(304)	(1)%	$33,459

Percentage of revenue	14%			13%			13%
General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and information technology and facilities allocated costs.
General and administrative expense was $31.0 million, $33.8 million and $33.5 million for fiscal years 2010, 2009 and 2008, respectively. Holding foreign currency exchange rates constant to fiscal 2009, fiscal 2010 general and administrative expense would have been approximately $31.7 million, representing a decrease of $2.1 million, or 6%. The non-currency related decrease in general and administrative expense of $2.1 million in fiscal 2010 compared to fiscal 2009 was primarily due to lower personnel costs of $1.1 million as a result of lower headcount of approximately 10 people and lower travel expense of $0.7 million. These decreases in general and administrative expense were partially offset by higher bad debt expense of $0.6 million.

General and administrative expense increased $0.3 million in fiscal 2009 compared to fiscal 2008. Holding foreign currency exchange rates constant to fiscal 2008, fiscal 2009 general and administrative expense would have been approximately $33.9 million, representing an increase of $0.4 million, or 1%. The non-currency related increase of $0.4 million in fiscal 2009 compared to fiscal 2008 was primarily due to higher salaries and related expenses of $1.1 million and an increase in bad debt expense of $1.2 million, partially offset by a decrease in professional fees of $0.8 million related to tax consulting, lower bonuses of $0.4 million and lower stock compensation expense of $0.4 million. During the fourth quarter of fiscal 2009, we initiated a reduction in workforce and as a result severance charges of $0.3 million were incurred in the general and administrative category.
Amortization of Intangibles from Acquisitions
Amortization of intangibles from acquisitions totaled $0.5 million, $0.7 million and $0.7 million for fiscal years 2010, 2009 and 2008, respectively. Amortization expense in each of the three years was primarily due to the intangible assets acquired during fiscal 2007 from our acquisitions of Precision, FBOS and Bisgen Ltd. (Bisgen). Amortization decreased in fiscal 2010 compared to fiscal 2009 due to the majority of our acquired intangible being fully amortized by the end of the fiscal 2010 third quarter.
Goodwill Impairment Charge
We assess goodwill for impairment at least annually, or more frequently if indicators of impairment exist. Our annual impairment review is conducted during the fourth quarter of each fiscal year. No impairment was determined in fiscal 2010. As a result of our fiscal 2009 annual impairment review, we recorded a goodwill impairment charge of $14.4 million, related to the former EMEA reporting unit, due to declines in revenue and cash flow projections. No impairment was determined in fiscal 2008.
Total Other (Income) Expense

		Change compared			Change compared
	Year Ended	to prior period		Year Ended	to prior period		Year Ended
(in thousands)	January 31, 2010	$	%	January 31, 2009	$	%	January 31, 2008

Other (income) expense
Interest income	$(570)	$(863)	(60)%	$(1,433)	$(810)	(36)%	$(2,243)
Interest expense	1,273	(28)	(2)%	1,245	117	9%	1,362
Other (income) expense, net	(289)	45	18%	(244)	964	134%	720

Total other (income) expense	$414	$(846)	(196)%	$(432)	$271	168%	$(161)

Percentage of revenue	—%			—%			—%
Total other (income) expense was $0.4 million, $(0.4) million and $(0.2) million for fiscal years 2010, 2009 and 2008, respectively. The $0.8 million unfavorable change in fiscal 2010 compared to fiscal 2009 was primarily due to lower interest income due to both lower interest rates and lower average balances in our investment accounts.
The $0.2 million favorable change in fiscal 2009 compared to fiscal 2008 was primarily related to a $1.0 million favorable foreign exchange change caused by the strengthening of the U.S. dollar against foreign currencies in the second half of fiscal 2009, partially offset by a decrease in interest income of $0.8 million. Lower interest income was due to both lower interest rates and lower average balances in our investment accounts.

Income Tax Expense

		Change compared			Change compared
	Year Ended	to prior period		Year Ended	to prior period		Year Ended
(in thousands)	January 31, 2010	$ %		January 31, 2009	$ %		January 31, 2008

Income tax expense	$1,108	$(819)	(283)%	$289	$44	13%	$333

Percentage of revenue	1%			—%			—%

Effective tax rate	45%			(1)%			6%
We recorded income tax expense of $1.1 million, $0.3 million and $0.3 million for fiscal years 2010, 2009 and 2008, respectively. QAD’s effective tax rate was 45%, (1)%, and 6% for fiscal years 2010, 2009 and 2008, respectively. Our income tax expense and effective tax rate increased in fiscal 2010 when compared to fiscal 2009 primarily due to an increase in book income, a dividend from a foreign subsidiary and a shortfall in our stock option deduction (i.e. the tax benefit realized is less than the amount previously recognized through stock-based compensation expense). Our income tax expense decreased in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in the effective rate associated with changes in the jurisdictional mix, and research and development credits that were applied in the fourth quarter of fiscal 2009.
For further information regarding income taxes, see note 8 “Income Taxes” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
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
During fiscal 2010 we have focused on reducing expenses and conserving cash. Our restructuring activities reduced headcount by approximately 250 people, or approximately 15%, when comparing January 31, 2010 to January 31, 2009. We saved over $8.7 million in non-billable travel expenses in fiscal 2010 compared to fiscal 2009. We made only critical capital expenditures during fiscal 2010 and, as a result, capital expenditures decreased $5.4 million from the prior fiscal year. Finally, we modified our dividend program to give investors the choice of a stock dividend or cash dividend payment, and because holders of a majority of our shares chose a stock dividend, we were able to conserve cash. As a result of our focus on reducing expenses and conserving cash, our cash balance has increased from $31.5 million as of January 31, 2009 to $44.7 million as of January 31, 2010 despite a reduction in revenues.
At January 31, 2010, our principal sources of liquidity were cash and equivalents totaling $44.7 million and net accounts receivable of $61.1 million. At January 31, 2010, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 70% and 60% of our cash and equivalents were held in U.S. dollar denominated accounts as of January 31, 2010 and 2009, respectively. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2011. The facility expires in April 2011.
Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of January 31, 2010 the portion of our cash and equivalents held by Bank of America was approximately 55%.

The following table summarizes our cash flows for the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

	Year Ended	Year Ended	Year Ended
(in thousands)	January 31, 2010	January 31, 2009	January 31, 2008
Net cash provided by operating activities	$17,696	$7,253	$15,875
Net cash used in investing activities	(1,357)	(14,016)	(9,663)
Net cash used in financing activities	(4,507)	(4,448)	(18,413)
Effect of foreign exchange rates on cash and equivalents	1,379	(2,935)	3,622

Net increase (decrease) in cash and equivalents	$13,211	$(14,146)	$(8,579)

Net cash flows provided by operating activities was $17.7 million for fiscal 2010 and primarily comprised of cash flow from accounts receivable and the effect of non-cash expenses such as depreciation and amortization and stock compensation expense offset by cash outflows for accounts payable and other liabilities. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to lower license and services billings at the end of fiscal 2010 due to a decline in revenue. The primary working capital use of cash was a decrease in accrued expenses primarily due to lower accrued severance and lower accrued employee bonuses and commissions.
Capital expenditures decreased to $1.0 million in fiscal 2010 from $6.3 million in fiscal 2009. In fiscal 2010, capital expenditures related mainly to computer equipment and software. In fiscal 2009, capital expenditures primarily related to computer equipment and software in addition to leasehold improvements as a result of office moves in the Asia Pacific region. Although capital expenditures may increase in future years, throughout fiscal 2010 we did not delay any critical capital expenditures and we will continue to focus on conserving capital reserves throughout fiscal 2011. While cash preservation and strategic capital deployment continue to be a very high priority, we anticipate increasing capital expenditures by approximately $1 to $2 million in fiscal 2011, reflecting some additional investments in information technology. We do not anticipate any major investment requirements in the leasehold improvement or building areas.
Dividend related payments for fiscal 2010 totaled $1.9 million compared to $3.1 million in fiscal 2009. In fiscal 2010, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash. For the three quarterly dividends declared in May 2009, June 2009 and September 2009, we made cash payments of $0.2 million, $0.2 million and $0.6 million, respectively, as compared to $0.8 million of cash payments for each of the previously declared dividends in fiscal 2009 and prior years. The fourth quarterly dividend was declared in January 2010 and also has the choice of cash or stock. It is payable April 26, 2010. The shares issued as a stock dividend are based on the fair value of the QAD common stock as of the record date. The Board of Directors evaluates our ability to continue to pay dividends and the structure of any dividends on a quarterly basis.
There were no stock repurchase related payments during fiscal 2010. We do not currently have a stock repurchase program in place, however the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.
We have historically calculated accounts receivable days’ sales outstanding (DSO), using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue represented by the accounts receivable balance as of period end. When reviewing the performance of our entities, DSO under the countback method is used by management. It is management’s belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high annual maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods.
DSO under the countback method was 54 days at January 31, 2010, compared to 75 days at January 31, 2009. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 104 days and 108 days at January 31, 2010 and 2009, respectively. The decrease in DSO was primarily related to an improvement in the overall aging of our accounts receivable balances. We believe our reserve methodology is adequate and our reserves are properly stated as of January 31, 2010. We will continue to monitor our receivables closely given the economic environment.

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
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations at January 31, 2010 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Notes payable	$0.3	$0.3	$0.3	$0.4	$15.4	$—	$16.7
Notes payable interest payments	1.1	1.1	1.1	1.0	0.5	—	4.8
Lease obligations	7.8	5.3	2.8	1.2	0.6	1.5	19.2
Purchase obligations	0.5	0.3	—	—	—	—	0.8

Total	$9.7	$7.0	$4.2	$2.6	$16.5	$1.5	$41.5

Purchase obligations are contractual obligations for purchase of goods or services. They are defined as agreements that are enforceable and legally binding on QAD and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to information technology infrastructure costs and hosting services agreements.
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of January 31, 2010, we had $2.4 million of unrecognized tax benefits. For further information regarding the unrecognized tax benefits see note 8 “Income Taxes” within Notes to Consolidated Financial Statements.
Purchase orders or contracts for the purchase of supplies and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time frames. We do not have significant agreements for the purchase of supplies or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. In addition, we have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license fees, maintenance, service and other revenue, was $14.3 million, $17.0 million and $18.1 million in fiscal 2010, 2009 and 2008, respectively.
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
The Facility provided that we maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At January 31, 2010, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 0.98%.
Effective April 10, 2009, we executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA was reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0.

As of January 31, 2010 there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at January 31, 2010 was $16.7 million.
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
Off-Balance Sheet Arrangements
As of January 31, 2010 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rates. For fiscal years 2010 and 2009, approximately 35% of our revenue was denominated in foreign currencies compared to 30% for fiscal year 2008. We also incurred a significant part of our expenses in currencies other than the U.S. dollar, approximately 40% for fiscal year 2010 and 45% for both fiscal years 2009 and 2008. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.
Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. For fiscal years 2010, 2009 and 2008, foreign currency transaction and remeasurement (gains) losses totaled $(0.1) million, $(0.1) million and $0.9 million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of January 31, 2010 there were no borrowings under our unsecured loan agreement.
We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2010 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2010 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
QAD maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. QAD’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of QAD’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, QAD’s principal executive officer and principal financial officer have concluded that QAD’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2010 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective as of January 31, 2010.
Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2010, as stated in their report included in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of QAD Inc.:
We have audited QAD Inc.’s internal control over financial reporting as of January 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QAD Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2010, and our report dated April 15, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
April 15, 2010

ITEM 9B.	OTHER INFORMATION
On March 24, 2010, we entered into a change in control agreement with our Chief Marketing Officer. The agreement provides acceleration of certain equity awards and severance compensation protection following a change in control of QAD. The specific terms of the agreement are described herein under Item 11, “Executive Compensation,” which is a summary only and does not purport to be complete. The agreement is filed herewith as Exhibit 10.10 and incorporated by reference under this Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2010, which information is incorporated herein by reference.
In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.
EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2010.

NAME	AGE	POSITION(S)

Pamela M. Lopker	55	Chairman of the Board and President
Karl F. Lopker	58	Chief Executive Officer
Daniel Lender	43	Executive Vice President and Chief Financial Officer
Gordon Fleming	46	Executive Vice President and Chief Marketing Officer
Kara Bellamy	34	Sr. Vice President, Corporate Controller and Chief Accounting Officer
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
Gordon Fleming has served as Executive Vice President and Chief Marketing Officer since December 2006. Previously he served in a number of roles including Vice President of Vertical Marketing and Managing Director of QAD Australia Pty. Ltd. Mr. Fleming joined QAD as a Sales Manager in July 1995, working in the Australian subsidiary. Mr. Fleming began his career as a telecommunications engineer working in both the United Kingdom and Nigeria. Later Mr. Fleming moved into corporate finance holding sales and marketing roles with Barclays plc and Schroders plc. Mr. Fleming is a Member of the Institute of Electrical and Electronic Engineers (IEEE) and studied at Worthing College of Technology, UK.
Kara Bellamy has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 2008. Previously, she served as QAD’s Corporate Controller beginning December 2006. She joined QAD as Assistant Corporate Controller in July 2004 after working for Somera Communications, Inc. as its Corporate Controller from 2002 through 2004. Ms. Bellamy began her career at the public accounting firm of Ernst & Young. She is a Certified Public Accountant and received a bachelor of arts degree in business economics with an accounting emphasis from the University of California, Santa Barbara.

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
Information regarding certain relationships and related transactions is set forth under the caption “Certain Transactions with Related Persons” in the Proxy Statement, which information is incorporated herein by reference.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. FINANCIAL STATEMENTS
The following financial statements are filed as a part of this Annual Report on Form 10-K:
QAD INC.
2. INDEX TO FINANCIAL STATEMENT SCHEDULES
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	82
All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.
3. INDEX TO EXHIBITS
See the Index of Exhibits at page 84.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
QAD Inc.:
We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QAD Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
April 15, 2010

QAD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
	2010	2009
Assets

Current assets:
Cash and equivalents	$44,678	$31,467
Accounts receivable, net of allowances of $3,442 and $3,573 at January 31, 2010 and 2009, respectively	61,089	70,954
Deferred tax assets, net	3,548	4,372
Other current assets	13,680	14,792

Total current assets	122,995	121,585

Property and equipment, net	37,219	41,438
Capitalized software costs, net	2,446	5,699
Goodwill	6,348	6,237
Deferred tax assets, net	19,411	16,219
Other assets, net	2,755	2,567

Total assets	$191,174	$193,745

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$285	$266
Accounts payable	7,952	12,494
Deferred revenue	85,745	81,392
Other current liabilities	24,835	31,081

Total current liabilities	118,817	125,233

Long-term debt	16,443	16,717
Other liabilities	6,363	4,324

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,351,281 shares and 35,350,481 shares at January 31, 2010 and 2009, respectively	35	35
Additional paid-in capital	143,121	139,930
Treasury stock, at cost (4,011,526 shares and 4,597,758 shares at January 31, 2010 and 2009, respectively)	(32,275)	(36,614)
Accumulated deficit	(52,480)	(49,103)
Accumulated other comprehensive loss	(8,850)	(6,777)

Total stockholders’ equity	49,551	47,471

Total liabilities and stockholders’ equity	$191,174	$193,745

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended January 31,
	2010	2009	2008
Revenue:
License fees	$28,452	$46,673	$61,491
Maintenance and other	131,142	133,080	128,183
Services	55,637	82,990	73,073

Total revenue	215,231	262,743	262,747

Costs and expenses:

Cost of license fees	6,941	9,752	9,794
Cost of maintenance, service and other revenue	84,686	111,819	101,072
Sales and marketing	51,979	73,025	71,016
Research and development	37,303	43,107	41,069
General and administrative	30,969	33,763	33,459
Amortization of intangibles from acquisitions	482	734	749
Goodwill impairment loss	—	14,406	—

Total costs and expenses	212,360	286,606	257,159

Operating income (loss)	2,871	(23,863)	5,588
Other (income) expense:
Interest income	(570)	(1,433)	(2,243)
Interest expense	1,273	1,245	1,362
Other (income) expense, net	(289)	(244)	720

Total other (income) expense	414	(432)	(161)

Income (loss) before income taxes	2,457	(23,431)	5,749
Income tax expense	1,108	289	333

Net income (loss)	$1,349	$(23,720)	$5,416

Basic net income (loss) per share	$0.04	$(0.77)	$0.17

Diluted net income (loss) per share	$0.04	$(0.77)	$0.17

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock					Accumulated
	and Additional					Other	Total
	Paid-in Capital		Treasury Stock		Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Equity	Income (Loss)
Balance, January 31, 2007	35,352	$129,097	(3,061)	$(22,870)	$(22,307)	$(7,348)	$76,572

Cumulative effect of the adoption of FIN 48	—	—	—	—	681	—	681

Adjusted balance at February 1, 2007	35,352	129,097	(3,061)	(22,870)	(21,626)	(7,348)	77,253

Comprehensive income:
Net income	—	—	—	—	5,416	—	5,416	$5,416
Foreign currency translation adjustments	—	—	—	—	—	2,478	2,478	2,478

Total comprehensive income								$7,894

Stock award exercises	7	10	689	5,125	(2,225)	—	2,910
Tax benefit from stock options	—	216	—	—	—	—	216
Dividends declared ($0.10 per share)	—	—	—	—	(3,161)	—	(3,161)
Stock compensation expense	—	6,162	—	—	—	—	6,162
Restricted stock	(12)	(132)	12	132	—	—	—
Unearned compensation-restricted stock	—	44	—	—	—	—	44
Repurchase of common stock	—	—	(2,236)	(18,723)	—	—	(18,723)

Balance, January 31, 2008	35,347	135,397	(4,596)	(36,336)	(21,596)	(4,870)	72,595

Comprehensive loss:
Net loss	—	—	—	—	(23,720)	—	(23,720)	$(23,720)
Foreign currency translation adjustments	—	—	—	—	—	(1,907)	(1,907)	(1,907)

Total comprehensive loss								$(25,627)

Stock award exercises	3	(1)	187	1,382	(798)	—	583
Tax shortfall from stock options	—	(355)	—	—	—	—	(355)
Stock compensation expense	—	5,505	—	—	—	—	5,505
Dividends declared ($0.10 per share)	—	—	—	—	(3,055)	—	(3,055)
Restricted stock	—	(625)	75	559	66	—	—
Unearned compensation-restricted stock	—	44	—	—	—	—	44
Repurchase of common stock	—	—	(264)	(2,219)	—	—	(2,219)

Balance, January 31, 2009	35,350	139,965	(4,598)	(36,614)	(49,103)	(6,777)	47,471

Comprehensive loss:
Net income	—	—	—	—	1,349	—	1,349	$1,349
Foreign currency translation adjustments	—	—	—	—	—	(2,073)	(2,073)	(2,073)

Total comprehensive loss								$(724)

Stock award exercises	1	(6)	91	670	(392)	—	272
Stock compensation expense	—	4,592	—	—	—	—	4,592
Dividends declared ($0.10 per share)	—	—	—	—	(3,110)	—	(3,110)
Dividends paid in stock	—	—	321	2,374	(1,149)	—	1,225
Restricted stock	—	(1,395)	175	1,295	(75)	—	(175)

Balance, January 31, 2010	35,351	$143,156	(4,011)	$(32,275)	$(52,480)	$(8,850)	$49,551

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2010	2009	2008
Cash flows from operating activities:

Net income (loss)	$1,349	$(23,720)	$5,416
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,992	11,134	9,417
Provision for doubtful accounts and sales adjustments	2,025	1,665	690
Tax benefit from reversal of deferred tax valuation allowance	(1,194)	(658)	—
Loss (gain) on disposal of property and equipment	130	11	(73)
Deferred income taxes	(1,344)	(3,563)	(2,730)
Goodwill impairment loss	—	14,406	—
Exit costs	217	385	59
Stock compensation expense	4,592	5,516	6,206
Excess tax benefits from stock awards	—	(75)	(216)
Other, net	(554)	(474)	(485)

Changes in assets and liabilities, net of effects from acquisitions:

Accounts receivable	10,447	7,593	(13,881)
Other assets	(153)	(397)	1,881
Accounts payable	(2,457)	1,496	(1,558)
Deferred revenue	2,872	(2,988)	8,943
Other liabilities	(8,226)	(3,078)	2,206

Net cash provided by operating activities	17,696	7,253	15,875

Cash flows from investing activities:

Purchase of property and equipment	(963)	(6,338)	(5,165)
Proceeds from sale of marketable securities	—	275	—
Capitalized software costs	(426)	(894)	(1,428)
Restricted cash	—	—	1,575
Acquisitions of businesses, net of cash acquired	(14)	(7,059)	(4,749)
Proceeds from sale of property and equipment	46	—	104

Net cash used in investing activities	(1,357)	(14,016)	(9,663)

Cash flows from financing activities:

Repayments of debt	(255)	(288)	(277)
Dividends paid	(1,873)	(3,067)	(3,188)
Net proceeds from issuance of common stock	97	583	2,910
Excess tax benefits from stock awards	—	75	216
Repurchase of common stock	—	(2,219)	(18,723)
Changes in cash overdraft	(2,476)	468	649

Net cash used in financing activities	(4,507)	(4,448)	(18,413)
Effect of exchange rates on cash and equivalents	1,379	(2,935)	3,622

Net increase (decrease) in cash and equivalents	13,211	(14,146)	(8,579)
Cash and equivalents at beginning of year	31,467	45,613	54,192

Cash and equivalents at end of year	$44,678	$31,467	$45,613

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,230	$1,184	$1,292
Income taxes, net of refunds	3,980	3,942	2,244
Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	780	768	781
Dividends paid in stock	1,225	—	—
Obligations associated with acquisitions	—	—	1,210
See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
QAD is a global provider of enterprise software applications, and related services and support. QAD’s main Enterprise Resource Planning (ERP) product suite is called QAD Enterprise Applications, formerly marketed as MFG/PRO. The QAD Enterprise Applications suite provides a set of capabilities designed to support core business operations and enable most common business processes. The Company is principally focused on addressing the needs of global manufacturing companies. Its solutions are configured to address the requirements of the following specific manufacturing industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All subsidiaries are wholly-owned and all significant balances and transactions among the consolidated entities have been eliminated from the financial statements.
USE OF ESTIMATES
The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
The Company considers certain accounting policies related to revenue recognition, accounts receivable allowances, long-lived assets, goodwill, capitalized software costs, valuation of deferred tax assets and tax contingency reserves and accounting for stock-based compensation to be critical policies due to the significance of these items to its operating results and the estimation processes and management judgment involved in each.
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
CASH AND EQUIVALENTS
Cash and equivalents consist of cash and short-term marketable securities with maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2010 and 2009, the Company’s cash equivalents consisted of Registered Money Market Funds and the Company has no investments in securities with an underlying exposure to sub-prime mortgages. Additionally, the Company has no holdings in auction rate notes or similar securities.
REVENUE RECOGNITION
The Company derives its revenues from the sale or the license of software products and from support services, subscriptions, consulting, development, training, and other professional services. The majority of the Company’s software is sold or licensed in multiple-element arrangements that include support services and often consulting services or other elements. The Company licenses its software generally in multiple-element arrangements. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A majority of the Company’s license revenue is recognized in this manner. Revenue is presented net of sales, use and value-add taxes collected on behalf of its customers.
The Company’s typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions. Should the Company grant payment terms greater than one year or terms that are not in accordance with its established history for similar arrangements, it would recognize revenue as payments become due assuming all other criteria for software revenue recognition have been met.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Provided all other revenue recognition criteria have been met, the Company recognizes license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (VSOE) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. The Company allocates revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company allocates revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. The Company allocates revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements by role and by country. The Company reviews VSOE at least annually. If the Company were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact revenues, results of operations and financial position because the Company may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements.
Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when the Company introduces a new product or product bundles for which it has not established VSOE for support services or consulting or other services under its VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, the Company allocates revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.
Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. A majority of the Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually.
Revenues from consulting services are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, the Company enters into fixed fee arrangements for arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Although infrequent, when an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when the Company is requested to customize software or where the Company views the installation of its software as high risk in the customer’s environment. This requires the Company to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for using the cumulative catch up approach. In these arrangements, the Company does not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If the Company does not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. The Company allocates these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense and are included in cost of license, maintenance, services and other based on the allocation of the related revenue categories.
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
ACCOUNTS RECEIVABLE ALLOWANCES
The Company reviews the collectibility of its accounts receivable each period by analyzing balances based primarily on age and records specific allowances for any balances that it determines may not be fully collectible due to inability of the customer to pay. The Company also provides an additional reserve based on historical data including analysis of write-offs and other known factors. The allowance for sales adjustments primarily relates to reserves required to adjust revenue to the amount that will actually be realized. Provisions to the allowance for doubtful accounts are included in bad debt expense in general and administrative expense and provisions for sales adjustments are recorded against revenue.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
LONG-LIVED ASSETS
Long-lived assets generally consist of property and equipment and intangible assets other than goodwill. Property and equipment are stated at cost. Additions and significant improvements to property and equipment are capitalized, while maintenance and repairs are expensed. For financial reporting purposes, depreciation is generally expensed via the straight-line method over the useful life of three years for computer equipment and software, five years for furniture and office equipment, 10 years for building improvements, and 39 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of five years.
Certain costs associated with software developed for internal use, including direct costs of materials, services and payroll costs for employees for time devoted to the software projects, are capitalized once the project has reached the application development stage and are included in property and equipment classified as software. These costs are amortized using the straight-line method over the expected useful life of the software, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, maintenance and training costs and research and development costs are expensed as incurred.
Intangible assets, other than goodwill, arise from business combinations and generally consist of customer relationships, restrictive covenants related to employment agreements, trade names and intellectual property that are amortized, on a straight-line basis, generally over periods of up to five years. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation. The Company assesses the realizability of its long-lived assets and related intangible assets, other than goodwill, whenever changes in circumstances indicate the carrying values of such assets may not be recoverable. The Company considers the following factors important in determining when to perform an impairment review: significant under-performance of a product relative to budget; shifts in business strategies which affect the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.
In assessing the recoverability of these long-lived assets, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value of the assets or asset groups is determined through various valuation techniques including discounted cash flow models, quoted market values and independent third party appraisals, as considered necessary. In addition to recoverability assessments, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.
GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead is subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. The Company tests goodwill for impairment in the fiscal fourth quarter of each year. The Company performs a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step is not performed. If the results of the first step of the impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Effective February 1, 2009, the Company determined that it has one reporting unit. Management evaluates the Company as a single reporting unit for business and operating purposes as almost all of the Company’s revenue streams are generated by the same underlying technology whether acquired, purchased or developed. In addition, the majority of QAD’s costs are, by their nature, shared costs that are not specifically identifiable to a geography or product line but relate to almost all products. As a result, there is a high degree of interdependency among the Company’s revenues and cash flows for levels below the consolidated entity and identifiable cash flows for a reporting unit separate from the consolidated entity are not meaningful. Therefore, the Company’s impairment test considered the consolidated entity as a single reporting unit.
Prior to February 1, 2009, the Company allocated goodwill to four geographic reporting units. Accordingly, goodwill impairment tests were conducted annually for each of the four reporting units. Prior to combining reporting units on February 1, 2009, the Company performed an impairment test on each of the three reporting units that had goodwill remaining and determined there was no impairment to any reporting unit. This change in reporting unit structure was brought about by an internal reorganization of the Company’s sales operations and de-emphasis on regional results as a result of the importance of the global nature of the Company’s customer base. An example of the Company’s internal reorganization is the creation of the strategic accounts group, which is accountable for sales to QAD’s multi-national customers, irrespective of geography, who generate a large portion of QAD’s revenue. The purpose of the strategic accounts group within the sales organization is to provide additional expertise and devote additional time to global customer accounts with revenues spanning across all regions. In order to serve this base of global customers, the Company must maintain a presence in certain foreign locations where it may not be profitable to do so and sales and support efforts are devoted to these customers irrespective of where the end users are located.
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
STOCK—BASED COMPENSATION
The Company accounts for stock-based compensation using a fair value method. Share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the award and estimating the percentage of awards that will be forfeited and other inputs. If actual forfeitures differ significantly from the estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
Equity instruments issued to non-employees in exchange for services are initially measured and recorded at fair value on the grant date. The fair value of the equity instruments is re-measured each period until the instruments vest. The incremental change is recorded as an expense in the period in which the change occurred.
Upon the exercise of stock options or stock appreciation rights or upon the release of restricted stock, the Company will issue treasury stock. If treasury stock is not available, the Company will issue new shares of common stock.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
INCOME TAXES
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. In assessing whether there is a need for a valuation allowance on deferred tax assets, the Company determines whether it is more likely than not that it will realize tax benefits associated with deferred tax assets. In making this determination, the Company considers future taxable income and tax planning strategies that are both prudent and feasible. For deferred tax assets that cannot be recognized under the more-likely-than-not-standard, the Company has established a valuation allowance. The impact on deferred taxes of changes in tax rates and laws, if any, are reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of foreign subsidiaries because they are considered to be reinvested indefinitely in such operations.
The Company records a liability for taxes to address potential exposures involving uncertain tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the U.S. and in various foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.
COMPUTATION OF NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended January 31,
	2010	2009	2008
	(in thousands, except per share data)
Net income (loss)	$1,349	$(23,720)	$5,416

Weighted average shares of common stock outstanding—basic	31,017	30,675	31,617

Weighted average of potential common shares issued using the treasury stock method	1,250	—	738

Weighted average shares of common stock and potential common shares outstanding—diluted	32,267	30,675	32,355

Basic net income (loss) per share	$0.04	$(0.77)	$0.17

Diluted net income (loss) per share	$0.04	$(0.77)	$0.17

Potential common shares consist of the shares issuable upon the release of restricted stock units (RSUs) and the exercise of stock options and stock appreciation rights (SARs) using the treasury stock method. The Company’s unvested RSUs, stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release of exercise. Shares of common stock equivalents of approximately 3.9 million, 6.4 million and 3.4 million for fiscal 2010, 2009 and 2008, respectively, were not included in the diluted calculation because they were anti-dilutive.

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
Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) losses for fiscal 2010, 2009 and 2008 totaled $(0.1) million, $(0.1) million and $0.9 million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations.
FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.4 million at January 31, 2010 and the carrying value was $16.7 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2010 or January 31, 2009.
RESEARCH AND DEVELOPMENT
All costs incurred to establish the technological feasibility of the Company’s software products are expensed to research and development as incurred.
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

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
RECENT ACCOUNTING STANDARDS
Recently Issued Accounting Standards
Fair Value Disclosures
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect these new standards to significantly impact its consolidated financial statements.
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
Recently Adopted Accounting Standards
Accounting Standards Codification
In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification or ASC), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The Company adopted this standard as of October 31, 2009. The adoption of this standard changed how the Company references GAAP when preparing its financial statement disclosures, but had no impact on the Company’s financial position, results of operations or cash flows.
Subsequent Events
In May 2009, the FASB issued authoritative guidance which established general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it established that reporting entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. The Company adopted this guidance as of July 31, 2009.
In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 regarding ASC Topic 855 “Subsequent Events”. This ASU removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. The Company adopted the ASU upon issuance. The adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Business Combinations
In December 2007, the FASB revised its guidance on business combinations. The revised standards significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The revised standards establish new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised standards also amend the accounting for income taxes, such that adjustments made to deferred taxes and acquired tax contingencies after February 1, 2009, even for business combinations completed before this date, will impact net income. The statement also establishes disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination.
In April 2009, the FASB further revised its guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. It amended the provisions in the December 2007 guidance for the recognition measurement and disclosures of assets and liabilities arising from contingencies in business combinations, and carries forward most of the previous provisions for acquired contingencies. This new guidance was effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during fiscal 2010, but the requirements of this guidance will apply to any acquisitions that the Company may commence subsequent to its adoption by the Company on February 1, 2009.
Minority Interests
In December 2007, the FASB revised its guidance for non-controlling interests. The changes impact the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a separate component of equity, not as a liability or other item outside of equity. The guidance was effective for the Company beginning February 1, 2009, and its adoption did not have a material effect on the Company’s financial position, results of operations or cash flows. The Company did not reclassify balances related to its non-controlling interest retrospectively to its financial statements as balances and transactions with its non-controlling interest were not material.
2. FAIR VALUE MEASUREMENTS
The following table sets forth the financial assets, measured at fair value, as of January 31, 2010 and 2009:

	Fair value measurement at reporting date using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market mutual funds as of January 31, 2010	$26,930	$—	$—

Money market mutual funds as of January 31, 2009	18,586	—	—
Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. As of January 31, 2010 and 2009, the amount of cash and cash equivalents included cash deposited with commercial banks of $17.8 million and $12.9 million, respectively.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS COMBINATIONS
Thailand Subsidiary Minority Interest
The minority shareholders of the Company’s subsidiary in Thailand exercised their put option in April 2007 to sell their shares, representing 25% ownership in the Thailand subsidiary, at fair value to the Company. During the first quarter of fiscal 2009, the execution of the put was finalized and $1.2 million was paid to the minority shareholders. Subsequent to the execution of the put, the Company obtained 100% ownership of the Thailand subsidiary. Results of operations and balances of the non-controlling interest were not material to the consolidated financial statements as of any date or for any period prior to February 1, 2009.
Acquisitions
The results of operations of the following acquired businesses are included in the Consolidated Financial Statements from the respective dates of acquisition. The Company completed all business combinations discussed below with the purpose of expanding its product offerings and driving revenue growth. The acquisitions were not deemed material, either individually or in the aggregate, thus, pro forma supplemental information has not been provided.
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
FBO Systems, Inc.
In November 2006, the Company acquired FBO Systems, Inc. (FBOS), a provider of enterprise asset management software. The purchase price included $2.0 million paid in cash at closing, a deferred payment of $0.8 million paid February 2007 and contingent performance payments over the succeeding three years based on revenue growth. Revenue targets were achieved in fiscal 2009 and as a result $0.8 million was paid. Revenue targets were not achieved in fiscal 2008 or fiscal 2010. The contingency period expired in November 2009.
Precision Software Limited
In September 2006, the Company acquired Precision Software Limited (Precision), a provider of transportation management software solutions. The purchase price included $8.1 million paid in cash at closing and two additional payments upon each of the first and second anniversaries of the closing. The first anniversary payment of $3.7 million was made in September 2007. A second and final payment of $3.5 million was made in September 2008.
Bisgen Ltd.
In June 2006, the Company acquired Bisgen Ltd. (Bisgen), a provider of Customer Relationship Management (CRM) software. The purchase price was approximately $1.1 million and included contingent consideration whereby the Company will pay an earn-out to Bisgen based on future license sales related to CRM, of which a minimum of $0.2 million is guaranteed. The contingency period is five years from the acquisition date. The Company has paid approximately $0.1 million to date, of which $14,000 was paid in fiscal 2010, and expects to pay the remaining minimum consideration of $0.1 million by June 2011.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at January 31, 2010 and 2009 were as follows:

	January 31,
	2010	2009
	(in thousands)

Capitalized software costs:
Acquired software technology	$4,402	$8,594
Capitalized software development costs	4,167	3,808

	8,569	12,402
Less accumulated amortization	(6,123)	(6,703)

Capitalized software costs, net	$2,446	$5,699

The acquired software technology costs primarily relate to technology purchased from the Company’s fiscal 2007 acquisitions of Precision, Soft Cell and Bisgen and from the FullTilt acquisition completed in fiscal 2009. QAD acquired the rights to the SoftCell technology in two steps: co-ownership rights in fiscal 2006 and full ownership rights as part of the fiscal 2007 acquisition. In addition to the acquired software technology, the Company has capitalized internally developed software costs related to the Soft Cell technology and costs related to translations and localizations of QAD Enterprise Applications.
It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, during fiscal 2010, $4.8 million of costs and accumulated amortization was removed from the balance sheet.
Amortization of capitalized software costs for fiscal 2010, 2009 and 2008 was $3.8 million, $4.2 million and $2.7 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Consolidated Statements of Operations. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2011, 2012 and 2013 is $2.0 million, $0.3 million and $0.1 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Balance at February 1
Goodwill	$21,845	$23,793
Accumulated impairment losses	(15,608)	(1,202)

	6,237	22,591

Additions	—	1,203
Goodwill impairment loss	—	(14,406)
Impact of foreign currency translation	111	(3,151)

Balance at January 31
Goodwill	$21,956	$21,845
Accumulated impairment losses	(15,608)	(15,608)

	6,348	6,237

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. GOODWILL AND INTANGIBLE ASSETS (Continued)
There were no additions to goodwill in fiscal 2010. The additions to goodwill in fiscal 2009 were due to the FullTilt acquisition totaling $0.4 million and goodwill of $0.8 million was recorded related to a performance payment made in connection with the fiscal 2007 acquisition of FBO Systems, Inc.
During the fourth quarter of fiscal 2010, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30th. As the market capitalization exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2010.
Prior to fiscal 2010, the Company’s reporting units were identified at the geographic level: North America, EMEA, Asia Pacific and Latin America. During the fourth quarter of fiscal 2009 and 2008, the Company performed its annual goodwill impairment analysis for each reporting unit, based on geography.
Upon completion of the fiscal 2009 impairment assessment, the Company determined that the carrying value of the EMEA reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this reporting unit, the Company performed the second step of the test to determine the fair value of the goodwill of the EMEA reporting unit. The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test, the Company calculated the fair value of certain assets, including distribution network, developed technology, trade name and workforce. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the EMEA reporting unit as of November 30, 2008. The implied fair value of goodwill was measured as the excess of the fair value of the EMEA reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for the EMEA reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, the Company recorded a charge of $14.4 million in the fourth quarter of fiscal 2009, which represented all of the goodwill related to the EMEA reporting unit. The primary factor contributing to this impairment charge was the recent significant economic downturn in the fourth quarter of fiscal 2009, which caused a decline in revenue and cash flow projections.
Upon completion of the fiscal 2008 annual impairment assessment, the Company determined no impairment was indicated as the estimated fair value of each reporting unit exceeded its respective carrying value.
Intangible Assets

	January 31,
	2010	2009
	(in thousands)

Amortizable intangible assets
Customer relationships	$164	$1,534
Trade name	—	501
Covenant not to compete	—	135

	164	2,170
Less accumulated amortization	(96)	(1,638)

Net amortizable intangible assets	$68	$532

The Company’s intangible assets as of January 31, 2010 were related to the FullTilt acquisition completed in fiscal 2009. The intangible assets as of January 31, 2009 also include intangible assets related to the Bisgen, Precision and FBOS acquisitions completed in fiscal 2007.
It is the Company’s policy to write-off amortizable intangible assets once fully amortized. Accordingly, during fiscal 2010, $2.2 million of amortizable intangible assets and accumulated amortization was removed from the balance sheet.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. GOODWILL AND INTANGIBLE ASSETS (Continued)
The aggregate amortization expense related to amortizable intangible assets was $0.5 million, $0.7 million and $0.8 million for fiscal years 2010, 2009 and 2008, respectively. The estimated remaining amortization expense related to amortizable intangible assets for the years ended January 31, 2011 and 2012 is $55,000 and $13,000, respectively.
6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2010	2009
	(in thousands)
Accounts receivable, net
Accounts receivable	$64,531	$74,527
Less allowance for:
Doubtful accounts	(1,657)	(1,305)
Sales adjustments	(1,785)	(2,268)

	$61,089	$70,954

Other current assets
Deferred cost of revenues	$7,449	$7,099
Prepaid expenses	3,474	3,758
Income tax receivable	1,133	2,258
Other	1,624	1,677

	$13,680	$14,792

Property and equipment, net
Buildings and building improvements	$32,249	$31,966
Computer equipment and software	26,308	29,140
Furniture and office equipment	13,836	14,786
Leasehold improvements	5,756	5,725
Land	3,850	3,850
Automobiles (including under capital lease)	248	245

	82,247	85,712
Less accumulated depreciation and amortization	(45,028)	(44,274)

	$37,219	$41,438

Accounts payable
Other payables	$4,880	$6,598
VAT payable	3,072	3,420
Accrued book overdraft	—	2,476

	$7,952	$12,494

Deferred revenue
Deferred maintenance revenue	$76,336	$70,621
Deferred research and development funding	3,112	1,743
Deferred license revenue	2,932	4,641
Deferred services revenue	1,839	3,144
Deferred subscription revenue	1,495	1,207
Other deferred revenue	31	36

	$85,745	$81,392

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

	January 31,
	2010	2009
	(in thousands)
Other current liabilities
Accrued commissions and bonus	$7,268	$7,781
Accrued compensated absences	6,913	7,081
Accrued professional fees	2,394	2,884
Other accrued payroll	1,740	2,340
Accrued severance	423	2,872
Accrued royalties	608	940
Other current liabilities	5,489	7,183

	$24,835	$31,081

Other liabilities
Long-term deferred revenue	$2,985	$191
Long-term income tax payable	2,411	2,844
Other	967	1,289

	$6,363	$4,324

7. DEBT

	January 31,
	2010	2009
	(in thousands)
Total debt
Note payable	$16,728	$16,983
Less current maturities	(285)	(266)

Long-term debt	$16,443	$16,717

The aggregate maturities of the note payable, for each of the next five fiscal years and thereafter are as follows: $0.3 million in fiscal 2011; $0.3 million in fiscal 2012; $0.3 million in fiscal 2013; $0.4 million in fiscal 2014 and $15.4 million in fiscal 2015.
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
The Facility provided that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At January 31, 2010, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 0.98%.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. DEBT (Continued)
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
As of January 31, 2010 there were no borrowings under the Facility.
8. INCOME TAXES
Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$598	$501	$173
State	658	21	397
Foreign	1,196	3,330	2,277

Subtotal	2,452	3,852	2,847
Deferred:
Federal	(49)	(1,965)	(1,059)
State	(829)	(440)	(1,229)
Foreign	(466)	(1,158)	(442)

Subtotal	(1,344)	(3,563)	(2,730)
Equity	—	—	216

Total	$1,108	$289	$333

Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2010	2009	2008
	(in thousands)
Computed expected tax expense	$836	$(7,730)	$1,955
State income taxes, net of federal income tax expense	495	(274)	(670)
Incremental tax benefit from foreign operations	(1,611)	3,130	(1,707)
Non-deductible equity compensation	795	319	371
Foreign withholding taxes	891	772	1,014
Net change in valuation allowance	(679)	(3,154)	(155)
Net change in contingency reserve	(433)	499	(64)
Non-deductible expenses	79	527	422
Benefit of tax credits	(393)	(361)	(438)
Subpart F Income	312	557	24
Non-deductible goodwill impairment	—	2,100	—
Rate change impact	(9)	2,635	(94)
Dividend income	848	—	—
Other	(23)	1,269	(325)

	$1,108	$289	$333

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INCOME TAXES (Continued)
Consolidated U.S. book loss before income taxes was $(2.6) million, $(9.8) million, and $(0.8) million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively. The corresponding book income (loss) before income taxes for foreign operations was $5.1 million, $(13.6) million, and $6.5 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively.
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2006 and 2008, in California for fiscal year ended 2004, and in Tennessee for fiscal years ended 2004 through 2007.
U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of the Company’s foreign subsidiaries aggregating approximately $37.5 million at January 31, 2010. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. To the extent that the earnings of our foreign subsidiaries are not treated as permanently reinvested, which include earnings of certain countries, we have considered the impact in our tax provision.
Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$1,157	$1,092
Accrued vacation	1,659	1,747
Accrued commissions	433	662
Alternative minimum tax (AMT) credits	784	784
Research and development credits	8,917	7,999
Foreign tax credits	209	209
Deferred revenue	2,723	3,071
Depreciation and amortization	694	140
Net operating loss carry forwards	15,259	16,052
Intangibles	598	156
Accrued expenses — other	677	629
Section 263(a) interest capitalization	438	452
Stock compensation	5,095	4,880
Other	772	476

Total deferred tax assets	39,415	38,349
Less valuation allowance	(9,590)	(10,590)

Deferred tax assets, net of valuation allowance	$29,825	$27,759

Deferred tax liabilities:
Capitalized software development costs	$573	$924
State income taxes	2,775	2,681
Unrecognized capital gain	1,016	1,021
Unrecognized gain/loss on translation	261	601
Other comprehensive income	2,141	1,545
Other	100	396

Total deferred tax liabilities	6,866	7,168

Total net deferred tax asset	$22,959	$20,591

Current portion of deferred tax asset, net	3,548	4,372
Non-current portion of deferred tax asset, net	19,411	16,219

Total net deferred tax asset	$22,959	$20,591

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INCOME TAXES (Continued)
The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. At January 31, 2010 and 2009, the valuation allowance attributable to deferred tax assets was $9.6 million and $10.6 million, respectively.
Deferred tax assets at January 31, 2010 and 2009 do not include $1.6 million and $1.5 million, respectively, of excess tax benefits from employee stock exercises. Equity will be increased by $1.6 million when such excess tax benefits are ultimately realized.
As of January 31, 2010, the Company has federal, state and foreign net operating loss carryforwards of $60.8 million and federal state and deferred tax credit carryforwards of $9.9 million. The majority of the Company’s net operating loss carryforwards do not expire, the remaining begin to expire in fiscal 2012. The majority of the Company’s tax credit carryforwards do not expire, the remaining begin to expire in fiscal 2016.
During the fiscal year ended January 31, 2010, the Company decreased its reserves for uncertain tax positions by $0.4 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Operations as income tax expense. The liability for unrecognized tax benefits is classified as long-term in the Company’s Consolidated Balance Sheets.
The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31,
	2010	2009
	(in thousands)
Unrecognized tax benefits at beginning of the year	$2,844	$2,345
Increases as a result of tax positions taken in a prior period	29	499
Decreases as a result of tax positions taken in a prior period	(12)	—
Decreases as a result of a tax settlement	(450)	—

Unrecognized tax benefit at end of year	$2,411	$2,844

All of the unrecognized tax benefits included in the balance sheet as of January 31, 2010 would impact the effective tax rate on income from continuing operations, if recognized.
The total amount of interest expense recognized in the Consolidated Statements of Operations for unpaid taxes is immaterial for the year ended January 31, 2010. The total amount of accrued interest and penalties in the Consolidated Balance Sheet as of January 31, 2010 was $0.2 million.
Due to potential settlements with tax authorities in the next twelve months related to tax credits, an estimated $0.2 million of gross unrecognized tax benefits may be recognized during the next twelve month period.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INCOME TAXES (Continued)
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. Below is a list of our material jurisdictions and the years open for audit as of January 31, 2010:

Jurisdiction	Years Open for Audit
U.S. Federal	FY07 and beyond
California	FY06 and beyond
Michigan	FY06 and beyond
New Jersey	FY06 and beyond
Texas	FY05 and beyond
Australia	FY06 and beyond
France	FY09 and beyond
Germany	FY06 and beyond
Ireland	FY06 and beyond
Netherlands	FY05 and beyond
United Kingdom	FY08 and beyond
9. STOCKHOLDERS’ EQUITY
Dividends
In fiscal 2010, the Company modified its dividend program to give investors the choice of a stock dividend or by election a cash dividend payment. Previously all dividends were payable in cash.
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
On June 11, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on October 8, 2009 to shareholders of record at the close of business on August 28, 2009. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.2 million in cash and issued 118,000 shares.
On September 24, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on January 11, 2010 to shareholders of record at the close of business on December 1, 2009. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.6 million in cash and issued 23,000 shares.
On January 13, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on April 26, 2010 to shareholders of record at the close of business on March 16, 2010. QAD will pay its quarterly dividend in either cash or shares of the Company’s common stock, at the election of each shareholder.
Stock Repurchase Activity
In fiscal 2010, the Company did not make any stock repurchases, and as of January 31, 2010, the Company does not have a stock repurchase program in place.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. STOCKHOLDERS’ EQUITY(Continued)
In fiscal 2009, the Company repurchased 0.3 million shares of the Company’s common stock for $8.42 per share for total cash consideration of $2.2 million including fees. The shares were repurchased as part of the stock repurchase program approved by the Company’s Board of Directors in September 2007.
In fiscal 2008, the Company repurchased approximately 2.2 million shares at an average price of $8.37 per share, including fees, for total consideration of $18.7 million. Of the 2.2 million shares repurchased in fiscal 2008, one million shares were repurchased in a single privately negotiated transaction.
10. STOCK-BASED COMPENSATION
Stock Plans
On June 7, 2006, the shareholders approved the QAD Inc. 2006 Stock Incentive Program (2006 Program). The 2006 Program replaces the QAD 1997 Stock Incentive Program (1997 Program). Concurrently, the shareholders authorized a maximum of 5.3 million shares to be issued under the 2006 Program — 4 million newly authorized shares and 1.3 million shares previously authorized for use in the 1997 Program. On June 10, 2009 the shareholders approved an amendment to the 2006 Program to increase the number of shares available for issuance from 5.3 million shares to 8.3 million shares. The 2006 Program allows for incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (SARs) and other stock rights. As of January 31, 2010, 3.8 million shares were available for issuance.
After the 2006 Program was adopted, the Company began issuing the majority of equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. Stock compensation expense, as required under SFAS 123R, is the same for stock-settled SARs and stock options. The Company also issues restricted stock units (RSUs) beginning in the second quarter of fiscal 2008.
At January 31, 2010, there were 1.2 million non-statutory stock options outstanding under the 1997 Program. Effective with the adoption of the 2006 Program, no further awards were granted using the 1997 Program. Under the 1997 Program and the 2006 Program, non-statutory stock options and SARs (equity awards) have generally been granted for a term of eight years and equity awards granted to employees generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. RSUs granted to employees under the 2006 Program are generally released 25% after each year of service for four years and are contingent upon employment with the Company on the release date. Under the 2006 Program and 1997 Program, non-statutory stock options, SARs and RSUs to non-employee directors generally vest over three or four years and are contingent upon providing services to the Company.
Under both programs, officers, directors, employees, consultants and other independent contractors or agents of the Company or subsidiaries of the Company who are responsible for or contribute to the management, growth or profitability of its business are eligible for selection by the program administrators to participate. However, incentive stock options granted under the programs may only be granted to a person who is an employee of the Company or one of its subsidiaries.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)
On August 12, 2009, the Company completed a one-time Stock Option and Stock Appreciation Right Exchange Program (the Program). Pursuant to the terms of the Program, eligible participants were able to exchange outstanding stock options and SARs granted under QAD’s 1997 and 2006 Stock Incentive Programs for a reduced number of new SARs. The stock options and SARs that were eligible for the Program had a per share exercise price above the fair market value of QAD common stock as of the first business day following the close of the exchange offer period. The eligible stock options and SARs were exchanged for a reduced number of SARs based on predefined exchange ratios. The new SARs were issued at a per share exercise price equal to the fair market value of the Company’s common stock on August 13, 2009, the date of issuance.
Stock options and SARs to purchase 3,378,161 shares of the Company’s common stock were tendered and accepted in the exchange offer, which expired August 12, 2009. These surrendered equity awards represent 79% of the total shares subject to equity awards eligible for exchange in the exchange offer at the beginning of the offer period or 85% of the total shares subject to equity awards eligible for exchange in the exchange offer at the close of the offer period. The surrendered equity awards were cancelled as of August 13, 2009. In exchange for these surrendered equity awards, the Company issued 1,539,372 new SARs at an exercise price of $3.91 (New SARs). A total of 685,119 shares were returned to the pool of shares available for issuance. The Company did not incur any incremental stock-based compensation expense nor will it incur any incremental stock-based compensation expense in the future as a result of the Program.
The exchange ratios (the Exchange Ratios) under the Program were determined at the commencement of the exchange period. The Exchange Ratios were intended to result in the issuance of New SARs with a fair value approximately equal to the fair value of the eligible stock options and SARs surrendered. The Black-Scholes valuation model was used to determine the fair value of the eligible stock options and SARs and the New SARs for purposes of determining the Exchange Ratios. Because the closing price of the Company’s common stock increased over the course of the exchange period, the Exchange Ratios resulted in the issuance of New SARs with a fair value less than the fair value of the surrendered stock options and SARs. For purposes of the Black-Scholes valuation model, the expected life of the surrendered stock options and SARs was estimated to be the full remaining contractual term. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the expected life. The volatility was based on the historical volatility of the Company’s common stock for a period equal to the expected life. The dividend rate was based on the assumption of paying quarterly dividends at the same historical rate.
Stock- Based Compensation
The following table sets forth reported stock compensation expense included in the Company’s Consolidated Statements of Operations for the years ended January 31, 2010, 2009 and 2008.

	Years Ended January 31,
	2010	2009	2008
	(in thousands)
Stock-based compensation expense:

Cost of maintenance, service and other revenue	$806	$1,042	$1,104
Sales and marketing	829	1,330	1,458
Research and development	622	740	861
General and administrative	2,335	2,404	2,783

Total stock-based compensation expense	$4,592	$5,516	$6,206

The Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows. There were zero, $0.1 million and $0.2 million excess tax benefits recorded for equity awards exercised in the years ended January 31, 2010, 2009 and 2008, respectively.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)
Option/SAR Information
The weighted average assumptions used to value SARs are shown in the following table.

	Years Ended January 31,
	2010 (5)	2009	2008

Expected life in years (1)	5.17	5.25	5.25
Risk free interest rate (2)	2.06%	3.20%	4.58%
Volatility (3)	66%	50%	59%
Dividend rate (4)	2.40%	1.37%	1.05%

(1)	Except for the New SARs that were issued as a result of the Program, the expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior. The expected life of the New SARs was estimated to be the full remaining contractual term. Excluding the effect of the New SARs granted as a result of the Program, the weighted average expected life in years was 4.78.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant. Excluding the effect of the New SARs granted as a result of the Program, the weighted average risk free rate was 1.17%.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of SARs. Excluding the effect of the New SARs granted as a result of the Program, the weighted average volatility was 69%.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year. Excluding the effect of the New SARs granted as a result of the Program, the weighted average dividend rate was 2.16%.

(5)	The valuation of the New SARs granted as a result of the Program are included in the calculations above.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)
The following table summarizes the activity for outstanding options and SARs for the fiscal years ended January 31, 2010, 2009 and 2008:

		Weighted	Weighted
		Average	Average
	Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic Value
	(in thousands)	Share	Term (years)	(in thousands)
Outstanding at January 31, 2007	5,634	$7.38
Granted	1,141	9.14
Exercised	(709)	4.26
Expired	(179)	11.10
Forfeited	(259)	8.04

Outstanding at January 31, 2008	5,628	$7.98
Granted	1,229	7.43
Exercised	(193)	3.17
Expired	(338)	8.38
Forfeited	(359)	8.02

Outstanding at January 31, 2009	5,967	$7.99
Granted (1)	2,586	4.26
Exercised	(91)	2.98
Expired	(344)	7.80
Forfeited	(314)	6.94
Cancelled (2)	(3,378)	8.15

Outstanding at January 31, 2010	4,426	$5.88	4.9	$3,586
Vested and expected to vest at January 31, 2010 (3)	4,103	$5.98	4.8	$3,259

Vested and exercisable at January 31, 2010	1,632	$8.03	3.1	$525

(1)	As a result of the Program a total of 1,539,372 SARs were granted during the third quarter of fiscal 2010 with an exercise price of $3.91.

(2)	Options and SARs cancelled during the third quarter of fiscal 2010 as a part of the Program.

(3)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options and SARs.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2010 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on January 31, 2010. The total intrinsic value of options and SARs exercised in the years ended January 31, 2010, 2009 and 2008 was $0.2 million, $0.6 million and $3.3 million respectively. The weighted average grant date fair value per share of SARs granted in the years ended January 31, 2010, 2009 and 2008 was $2.71, $3.17 and $4.65, respectively. Excluding the effect of the New SARs granted as a result of the Program, the weighted average grant date fair value per share of SARs granted in the year ended January 31, 2010 was $2.31.
Net cash received from option and SARs exercises for the years ended January 31, 2010, 2009 and 2008 was $0.3 million, $0.6 million and $2.9 million, respectively.
At January 31, 2010, there was approximately $5.2 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 1.4 years.
RSU Information
The estimated fair value of the RSUs was calculated based on the market price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK-BASED COMPENSATION (Continued)
The following table summarizes the activity for RSUs for the fiscal years ended January 31, 2010, 2009 and 2008:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Restricted stock at January 31, 2007	—	$—
Granted	334	8.17

Restricted stock at January 31, 2008	334	$8.17
Granted	564	5.75
Released (1)	(83)	8.30
Forfeited	(68)	7.49

Restricted stock at January 31, 2009	747	$6.39
Granted	415	4.20
Released (1)	(203)	6.65
Forfeited	(9)	6.74

Restricted stock at January 31, 2010	950	$5.37

Restricted stock expected to vest as of January 31, 2010 (2)	916	$5.57

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

(2)	RSUs expected to vest are RSUs expected to be released net of estimated future forfeitures.
The fair value of RSUs that were released in the years ended January 31, 2010 and 2009 was $1.3 million and $0.7 million, respectively. No RSUs were released in the year ended January 31, 2008. The weighted average grant date fair value per share of RSUs granted in the years ended January 31, 2010, 2009 and 2008 was $4.20, $5.75 and $8.17, respectively.
Total unrecognized compensation cost related to RSUs and restricted stock awards was approximately $4.3 million as of January 31, 2010. This cost is expected to be recognized over a period of approximately 2.6 years.
11. RESTRUCTURING CHARGES
As a result of the global economic downturn, which began in the fourth quarter of fiscal 2009 and has continued into fiscal 2010, QAD has experienced a significant decline in product and services sales. In response to the difficult economic environment, the Company took steps to reduce its headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives the Company has incurred costs related to employee severance and benefits of $6.5 million and a total of approximately 260 full-time positions have been eliminated, which was approximately 15% of the workforce. Severance charges of $3.4 million were incurred in the fourth quarter of fiscal 2009 and the Company has incurred an additional $3.1 million in severance charges during fiscal 2010. Below is a detailed description of the restructuring charges and accruals by plan.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. RESTRUCTURING CHARGES (Continued)
Restructuring charges included in the Company’s Consolidated Statements of Operations for the fiscal years ended January 31, 2010 and 2009 were as follows:

	Years Ended January 31,
	2010	2009
	(in thousands)
Cost of maintenance, services and other revenue	$1,054	$854
Sales and marketing	1,113	1,607
Research and development	633	590
General and administrative	316	300

Total restructuring charges	$3,116	$3,351

Fourth Quarter Fiscal 2009 Restructuring Plan
In the fourth quarter of fiscal 2009, the Company initiated a restructuring program in order to reduce operating costs. This program reduced the number of employees by approximately 145 full-time positions globally. In connection with this restructuring plan, the Company recorded restructuring charges totaling $3.4 million related to one-time termination benefits for the elimination of approximately 110 of these full-time positions during the fourth quarter of fiscal 2009. During fiscal 2010, an additional $0.8 million of severance expense was recognized related to one-time termination benefits for the elimination of the remaining 15 employees identified in Q4 fiscal 2009 and an additional 20 employees identified in Q1 fiscal 2010. Related to this restructuring plan, the Company paid $0.5 million in the fourth quarter of fiscal 2009 and $3.5 million in fiscal 2010. During fiscal 2010, the Company adjusted the original fourth quarter fiscal 2009 restructuring accrual by $0.1 million. As of January 31, 2010, there was approximately $0.1 million accrued related to one employee whose severance agreement was settled in February 2010. The Company expects to make the remaining payment in the first quarter fiscal 2011.
Second Quarter Fiscal 2010 Restructuring Plan
In May 2009, the Company took further cost cutting actions which resulted in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. The number of employees was reduced by approximately 80 full-time positions. During fiscal 2010, a total of $1.5 million was paid related to the plan. As of January 31, 2010, the plan was complete.
Third Quarter Fiscal 2010 Restructuring Plan
During the third quarter of fiscal 2010, the Company reduced further the number of employees by approximately 35 full-time positions and recorded $0.9 million restructuring charges related to severance and related expenses. During fiscal 2010, the Company paid $0.9 million related to the third quarter fiscal 2010 plan. As of January 31, 2010, the plan was substantially complete.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. RESTRUCTURING CHARGES (Continued)
Restructuring Accruals
The activity in the Company’s restructuring accrual for fiscal years ended January 31, 2010 and 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010	Q3 Fiscal 2010
	Restructuring	Restructuring	Restructuring
	Plan	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2008	$—	$—	$—	$—
Employee severance pay and related expenses	3,351	—	—	3,351
Cash paid	(479)	—	—	(479)

Balance as of January 31, 2009	$2,872	$—	$—	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,526)	(1,456)	(930)	(5,912)
(Reversal of) adjustment to previous charges	(92)	(43)	9	(126)
Impact of foreign currency translation	24	3	—	27

Balance as of January 31, 2010	$97	$—	$6	$103

12. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible contribution. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal years 2010, 2009 and 2008 were $1.2 million, $1.3 million and $1.2 million, respectively.
Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 3% to 22%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $3.5 million, $3.8 million and $2.7 million during fiscal years 2010, 2009 and 2008, respectively.
13. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. The leases generally provide that QAD pays taxes, insurance and maintenance expenses related to the leased assets. Total rent expense for fiscal years 2010, 2009 and 2008 was $7.5 million, $8.5 million and $7.8 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2010 are as follows (in millions):

2011	$7.8
2012	5.3
2013	2.8
2014	1.2
2015	0.6
Thereafter	1.5

19.2
Less sublease income	(0.6)

$18.6

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. COMMITMENTS AND CONTINGENCIES (Continued)
Exit Costs
The Company has been subleasing office space in Carpinteria, California related to the facilities vacated in fiscal 2005 when QAD moved to its new headquarters in Santa Barbara, California. This sublease activity resulted in exit costs, primarily due to declines in fair market value of estimated sublease income, of $0.2 million, $0.4 million and $0.1 million for fiscal years 2010, 2009 and 2008, respectively.
Indemnifications
The Company sells software licenses and services to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including, but not limited to, certain time-based limitations and a right to replace an infringing product.
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
14. BUSINESS SEGMENT INFORMATION
The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, industrial, high technology, food and beverage, consumer products and life sciences. The Company sells and licenses its products through its direct sales force in four geographic regions: North America, EMEA, Asia Pacific and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. Corporate is a cost center providing research and development activities and other support functions primarily in the general and administrative and marketing areas. The Company’s Chief Operating Decision Maker (CODM), the Chief Executive Officer, reviews the consolidated results within one operating segment. In making operating decisions, the Company’s CODM primarily considers consolidated financial information accompanied by disaggregated information by geographic region.
License revenue is assigned to the geographic regions based on the proportion of commissions earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. BUSINESS SEGMENT INFORMATION (Continued)
Operating income (loss) attributable to each geographic region and Corporate is based on management’s assignment of revenue and costs. Regional cost of revenue includes the cost of goods produced by the Company’s manufacturing operations at the price charged to the distribution operation. Income from manufacturing operations and costs of research and development are included in the Corporate operating segment.
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

	Years Ended January 31,
	2010	2009	2008
	(in thousands)
Revenue:
North America (1)	$92,597	$114,447	$115,924
EMEA	67,847	83,567	82,551
Asia Pacific	40,248	46,140	45,977
Latin America	14,539	18,589	18,295

	$215,231	$262,743	$262,747

Operating income (loss):
North America	$12,167	$10,308	$17,011
EMEA	369	(18,221)	2,592
Asia Pacific	2,053	2,658	2,714
Latin America	575	(229)	295
Corporate	(12,293)	(18,379)	(17,024)

	$2,871	$(23,863)	$5,588

Depreciation and amortization:
North America	$676	$569	$574
EMEA	761	963	1,081
Asia Pacific	610	373	521
Latin America	214	237	201
Corporate	7,731	8,992	7,040

	$9,992	$11,134	$9,417

Capital expenditures:
North America	$441	$3,608	$3,377
EMEA	254	971	1,141
Asia Pacific	262	1,504	396
Latin America	6	255	251

	$963	$6,338	$5,165

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. BUSINESS SEGMENT INFORMATION (Continued)

	January 31,
	2010	2009
	(in thousands)
Property and equipment, net:
North America	$31,257	$34,580
EMEA	4,470	4,731
Asia Pacific	1,217	1,704
Latin America	275	423

	$37,219	$41,438

(1)	North America revenue includes sales into Canada, which accounted for 4% of total revenue in fiscal years 2010, 2009 and 2008.
15. QUARTERLY INFORMATION (Unaudited)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31(1)
	(in thousands, except per share data)
Fiscal 2010
Total revenue	$54,998	$51,310	$56,240	$52,683
Total costs and expenses	57,540	53,430	50,600	50,790
Operating (loss) income	(2,542)	(2,120)	5,640	1,893
Net (loss) income	(2,665)	(1,425)	4,754	685
Basic net (loss) income per share	$(0.09)	$(0.05)	$0.15	$0.02
Diluted net (loss) income per share	(0.09)	(0.05)	0.15	0.02

Fiscal 2009
Total revenue	$66,838	$69,513	$67,767	$58,625
Total costs and expenses	67,801	72,415	68,300	78,090
Operating loss	(963)	(2,902)	(533)	(19,465)
Net loss	(730)	(1,433)	(1,821)	(19,736)
Basic net loss per share	$(0.02)	$(0.05)	$(0.06)	$(0.64)
Diluted net loss per share	(0.02)	(0.05)	(0.06)	(0.64)

(1)	The results for the quarter ended January 31, 2009 include a $14.4 million goodwill impairment charge.

SCHEDULE II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged		Impact of
	Balance at	(Credited) to		Foreign	Balance at
	Beginning of	Statements of		Currency	End of
	Period	Operations	Deletions	Translation	Period

Year ended January 31, 2008
Allowance for doubtful accounts	1,252	249	(160)	(53)	1,288
Allowance for sales adjustments	2,551	441	(484)	(139)	2,369

Total allowances	$3,803	$690	$(644)	$(192)	$3,657

Year ended January 31, 2009
Allowance for doubtful accounts	1,288	989	(924)	(48)	1,305
Allowance for sales adjustments	2,369	676	(642)	(135)	2,268

Total allowances	$3,657	$1,665	$(1,566)	$(183)	$3,573

Year ended January 31, 2010
Allowance for doubtful accounts	1,305	1,413	(1,123)	62	1,657
Allowance for sales adjustments	2,268	612	(1,164)	69	1,785

Total allowances	$3,573	$2,025	$(2,287)	$131	$3,442

See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2010.

QAD Inc.
By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker	Chairman of the Board, President	April 15, 2010
Pamela M. Lopker

/s/ Karl F. Lopker	Director, Chief Executive Officer	April 15, 2010
Karl F. Lopker	(Principal Executive Officer)

/s/ Daniel Lender	Executive Vice President,	April 15, 2010
Daniel Lender	Chief Financial Officer
(Principal Financial Officer)

/s/ Kara Bellamy	Sr. Vice President, Corporate Controller	April 15, 2010
Kara Bellamy	(Chief Accounting Officer)

/s/ Scott Adelson	Director	April 15, 2010
Scott Adelson

/s/ Terry Cunningham	Director	April 15, 2010
Terry Cunningham

/s/ Peter R. van Cuylenburg	Director	April 15, 2010
Peter R. van Cuylenburg

/s/ Tom O’Malia	Director	April 15, 2010
Tom O’Malia

/s/ Lee Roberts	Director	April 15, 2010
Lee Roberts

INDEX OF EXHIBITS

EXHIBIT
NUMBER		EXHIBIT TITLE

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

3.2		Bylaws of the Registrant (Incorporated by reference to Exhibit 3.9 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

4.1		Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

10.1		QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

10.1	(a)	Forms of Agreement for QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.1(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.2		QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-137417))

10.2	(a)	Forms of Agreement for QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 10.2(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.3
Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))†

10.4		Executive Termination Policy (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)†

10.5		Change in Control Agreement for Karl Lopker (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)†

10.6		Change in Control Agreement for Pam Lopker (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)†

10.7
Offer letter between the Registrant and Daniel Lender dated October 10, 2008 (Incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008)†

10.7	(a)	Change in Control Agreement for Daniel Lender (Incorporated by reference to Exhibit 10.7(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)†

10.8
Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004)

EXHIBIT
NUMBER	EXHIBIT TITLE

10.9
Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2008 (Incorporated by reference to Exhibit 10.71 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008)

10.9 (a)
Amendment and Waiver to the Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2009 (Incorporated by reference to Exhibit 10.9(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.10	Change in Control Agreement for Gordon Fleming†*

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(*)	Indicates the document is filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.