Form 10-Q
period 2010-04-30
QAD INC
filed 2010-06-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of the issuer’s common stock as of May 31, 2010 was 31,400,434.

QAD INC.
INDEX

PART I
ITEM 1 — FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2010	2010

Assets
Current assets:
Cash and equivalents	$56,865	$44,678
Accounts receivable, net	40,017	61,089
Deferred tax assets, net	3,550	3,548
Other current assets	14,184	13,680

Total current assets	114,616	122,995

Property and equipment, net	36,122	37,219
Capitalized software costs, net	1,788	2,446
Goodwill	6,420	6,348
Long-term deferred tax assets, net	19,890	19,411
Other assets, net	2,705	2,755

Total assets	$181,541	$191,174

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$289	$285
Accounts payable	6,482	7,952
Deferred revenue	81,276	85,745
Other current liabilities	21,496	24,835

Total current liabilities	109,543	118,817

Long-term debt	16,367	16,443
Other liabilities	5,655	6,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,351,281 shares at both April 30, 2010 and January 31, 2010	35	35
Additional paid-in capital	144,540	143,121
Treasury stock, at cost (3,951,005 and 4,011,526 shares at April 30, 2010 and January 31, 2010, respectively)	(31,828)	(32,275)
Accumulated deficit	(54,691)	(52,480)
Accumulated other comprehensive loss	(8,080)	(8,850)

Total stockholders’ equity	49,976	49,551

Total liabilities and stockholders’ equity	$181,541	$191,174

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30,
	2010	2009

Revenue:
License fees	$6,446	$6,251
Maintenance and other	32,052	32,817
Services	12,343	15,930

Total revenue	50,841	54,998

Costs and expenses:
Cost of license fees	1,544	1,769
Cost of maintenance, service and other revenue	21,108	24,003
Sales and marketing	13,506	13,889
Research and development	9,327	10,326
General and administrative	7,427	7,380
Amortization of intangibles from acquisitions	14	173

Total costs and expenses	52,926	57,540

Operating loss	(2,085)	(2,542)

Other expense (income):
Interest income	(133)	(161)
Interest expense	298	303
Other expense (income), net	(23)	249

Total other expense net	142	391

Loss before income taxes	(2,227)	(2,933)
Income tax benefit	(1,007)	(268)

Net loss	$(1,220)	$(2,665)

Basic net loss per share	$(0.04)	$(0.09)

Diluted net loss per share	$(0.04)	$(0.09)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,220)	$(2,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,008	2,754
Provision for (recovery of) doubtful accounts and sales adjustments	(41)	652
Stock compensation expense	1,470	1,238
Other, net	(81)	(118)
Changes in assets and liabilities:
Accounts receivable	20,770	19,011
Other assets	(731)	(907)
Accounts payable	(1,391)	(2,562)
Deferred revenue	(4,178)	(3,666)
Other liabilities	(3,441)	(6,405)

Net cash provided by operating activities	13,165	7,332
Cash flows from investing activities:
Purchase of property and equipment	(345)	(322)
Capitalized software costs	(58)	(111)
Other	2	8

Net cash used in investing activities	(401)	(425)
Cash flows from financing activities:
Repayments of debt	(72)	(69)
Net proceeds from issuance of common stock	14	—
Changes in book overdraft	—	(1,512)
Cash dividends paid	(606)	(769)

Net cash used in financing activities	(664)	(2,350)

Effect of exchange rates on cash and equivalents	87	584

Net increase in cash and equivalents	12,187	5,141

Cash and equivalents at beginning of period	44,678	31,467

Cash and equivalents at end of period	$56,865	$36,608

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$784	$—
Dividends paid in stock	178	—
See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-K for the year ended January 31, 2010 of QAD. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2010 are not necessarily indicative of the results to be expected for the year ending January 31, 2011.
2. COMPUTATION OF NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)

Net loss	$(1,220)	$(2,665)

Weighted average shares of common
stock outstanding — basic	31,362	30,753

Weighted average potential common shares	—	—

Weighted average shares of common stock and potential common shares outstanding — diluted	31,362	30,753

Basic net loss per share	$(0.04)	$(0.09)

Diluted net loss per share	$(0.04)	$(0.09)

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”) using the treasury stock method. The Company’s unvested RSUs, stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise. For the three months ended April 30, 2010 and 2009, shares of potential common stock of approximately 5.3 million and 6.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.

3. COMPREHENSIVE LOSS
Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive loss were as follows:

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)

Net loss	$(1,220)	$(2,665)
Foreign currency translation adjustments	770	(650)

Comprehensive loss	$(450)	$(3,315)

4. FAIR VALUE MEASUREMENTS
The following table sets forth the financial assets, measured at fair value, as of April 30, 2010 and January 31, 2010:

	Fair value measurement at reporting date using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market mutual funds as of April 30, 2010	$43,812	$—	$—

Money market mutual funds as of January 31, 2010	$26,930	$—	$—
Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $13.1 million and $17.8 million as of April 30, 2010 and January 31, 2010, respectively.
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.3 million at April 30, 2010 and the carrying value was $16.7 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

5. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at April 30, 2010 and January 31, 2010 were as follows:

	April 30,	January 31,
	2010	2010
	(in thousands)
Capitalized software costs:
Acquired software technology	$4,378	$4,402
Capitalized software development costs	4,130	4,167

	8,508	8,569
Less accumulated amortization	(6,720)	(6,123)

Capitalized software costs, net	$1,788	$2,446

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
It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first quarter of fiscal 2011, $0.1 million of costs and accumulated amortization was removed from the balance sheet. Amortization of capitalized software costs was $0.7 million and $1.0 million for the three months ended April 30, 2010 and 2009, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2011, 2012 and 2013 is $1.3 million, $0.4 million and $0.1 million, respectively.
6. GOODWILL
The changes in the carrying amount of goodwill for the three months ended April 30, 2010, were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2010	$21,956	$(15,608)	$6,348
Impact of foreign currency translation	72	—	72

Balance at April 30, 2010	$22,028	$(15,608)	$6,420

The Company performed its annual impairment review during the fourth quarter of fiscal 2010. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2009. As the market capitalization exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2010. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2010 that would cause the Company to test goodwill for impairment.

7. DEBT

	April 30,	January 31,
	2010	2010
	(in thousands)
Note payable	$16,656	$16,728
Less current maturities	(289)	(285)

Long-term debt	$16,367	$16,443

Note Payable
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
The Facility, as amended effective April 10, 2009, provides that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $5 million and a minimum fixed charge coverage ratio of 1.50 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At April 30, 2010, a prime rate borrowing would have had an effective rate of 3.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.03%.
As of April 30, 2010, there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.
8. INCOME TAXES
The total amount of gross unrecognized tax benefits as of the period ended April 30, 2010 was $2.4 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. The liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. Due to potential settlements with both foreign and domestic tax authorities in the next twelve months related to certain tax credits and deductions, an estimated $0.2 million of unrecognized tax benefits may be recognized during the next twelve-month period.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes on the Condensed Consolidated Statements of Operations. As of April 30, 2010 the Company has accrued approximately $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits.
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2006, and 2008, in California for fiscal years ended 2004 and 2005, and in Tennessee for fiscal years ended 2006 through 2008.

9. STOCKHOLDERS’ EQUITY
Dividends
On January 13, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on April 26, 2010 to shareholders of record at the close of business on March 16, 2010. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.6 million in cash and issued 34,000 shares at a fair value of $0.2 million.
On April 12, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.025 per share of common stock payable on July 12, 2010 to shareholders of record at the close of business on June 1, 2010. QAD will pay its quarterly dividend in either cash or shares of the Company’s common stock, at the election of each shareholder.
10. STOCK-BASED COMPENSATION
The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 10 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2010.
Stock-Based Compensation
The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2010 and 2009:

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)
Cost of maintenance, service and other revenue	$302	$256
Sales and marketing	327	217
Research and development	256	193
General and administrative	585	572

Total stock-based compensation expense	$1,470	$1,238

Option/SAR Information
The weighted average assumptions used to value SARs granted in the three months ended April 30, 2010 and 2009 are shown in the following table:

	Three Months Ended
	April 30,
	2010	2009
Expected life in years (1)	4.75	5.25
Risk free interest rate (2)	1.11%	1.88%
Volatility (3)	70%	57%
Dividend rate (4)	2.04%	3.91%

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested stock option and SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for stock options and SARs that were fully vested and outstanding.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.
The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2010 and the three months ended April 30, 2010:

		Weighted	Weighted
		Average	Average
	Stock Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic Value
	(in thousands)	Share	Term (years)	(in thousands)
Outstanding at January 31, 2009	5,967	$7.99
Granted (1)	2,586	4.26
Exercised	(91)	2.98
Expired	(344)	7.80
Forfeited	(314)	6.94
Cancelled (2)	(3,378)	8.15

Outstanding at January 31, 2010	4,426	$5.88
Granted	1	5.47
Exercised	(17)	3.10
Expired	(27)	8.50
Forfeited	(26)	4.76

Outstanding at April 30, 2010	4,357	$5.88	4.7	$3,627

Vested and expected to vest at April 30, 2010 (3)	4,109	$5.96	4.6	$3,372

Vested and exercisable at April 30, 2010	1,631	$8.05	3.0	$529

(1)	On August 12, 2009, the Company completed a one-time Stock Option and Stock Appreciation Right Exchange Program (the “Program”). As a result of the Program, a total of 1,539,372 SARs were granted during the third quarter of fiscal 2010 with an exercise price of $3.91.

(2)	Stock options and SARs cancelled during the third quarter of fiscal 2010 as a part of the Program.

(3)	The expected-to-vest stock options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding stock options and SARs.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2010 and the exercise price for in-the-money stock options) that would have been received by the stock option holders if all stock options and SARs had been exercised on April 30, 2010. The total intrinsic value of stock options or SARs exercised in the three months ended April 30, 2010 and 2009 was $38,000 and zero, respectively. The weighted average grant date fair value per share of SARs granted in the three months ended April 30, 2010 and 2009 was $2.68 and $0.93, respectively.
Net cash received from stock options and SARs exercised for the three months ended April 30, 2010 and 2009 was $49,000 and zero, respectively. There were no excess tax benefits recorded for equity awards exercised in the three months ended April 30, 2010 and 2009.
At April 30, 2010, there was approximately $5.2 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
RSU Information
The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2010 and the three months ended April, 30 2010:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Restricted stock at January 31, 2009	747	$6.39
Granted	415	4.20
Vested (1)	(203)	6.65
Forfeited	(9)	6.74

Restricted stock at January 31, 2010	950	$5.37
Granted	40	4.95
Vested (1)	(16)	2.88
Forfeited	(1)	4.88

Restricted stock at April 30, 2010	973	$5.43

Restricted stock expected to vest as of April 30, 2010 (2)	948	$5.45

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

(2)	RSUs expected to vest are RSUs expected to be released net of estimated future forfeitures.
The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2010, the Company withheld 7,000 shares for payment of these taxes at a value of $35,000.
Total unrecognized compensation cost related to RSUs was approximately $3.9 million as of April 30, 2010. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.
11. RESTRUCTURING CHARGES
In response to the difficult economic environment, the Company took steps to reduce its headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives the Company reduced its headcount by 260 full-time positions, or approximately 15% of the workforce, and incurred costs related to employee severance and benefits of $6.5 million. The Company has not incurred any additional restructuring charges in the first quarter of fiscal 2011 and as of April 30, 2010, all plans are substantially complete.
Restructuring charges for the three months ended April 30, 2009 were as follows:

Three Months Ended
April 30, 2009
(in thousands)

Cost of maintenance, services and other revenue	$412
Sales and marketing	290
Research and development	86
General and administrative	31

Total restructuring charges	$819

Q4 Fiscal 2009 Restructuring Plan
As part of the Q4 fiscal 2009 plan, the Company reduced the number of employees by approximately 145 full-time positions globally and recorded restructuring charges totaling $4.1 million for severance and benefits. Related to this restructuring plan, the Company paid $0.5 million in the fourth quarter of fiscal 2009, $3.5 million in fiscal 2010 and $0.1 million in the first quarter of fiscal 2011.
Q2 Fiscal 2010 Restructuring Plan
In May 2009, the Company took further cost cutting actions which resulted in additional severance expense of approximately $1.5 million in the second quarter of fiscal 2010. The number of employees was reduced by approximately 80 full-time positions. During fiscal 2010, a total of $1.5 million was paid related to the plan.
Q3 Fiscal 2010 Restructuring Plan
During the third quarter of fiscal 2010, the Company reduced further the number of employees by approximately 35 full-time positions and recorded $0.9 million restructuring charges related to severance and related expenses. During fiscal 2010, the Company paid $0.9 million related to the third quarter fiscal 2010 plan.
Restructuring Accruals
The activity in the Company’s restructuring accrual for the three months ended April 30, 2010 and the fiscal years ended January 31, 2010 and 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010	Q3 Fiscal 2010
	Restructuring	Restructuring	Restructuring
	Plan	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2008	$—	$—	$—	$—
Employee severance pay and related expenses	3,351	—	—	3,351
Cash paid	(479)	—	—	(479)

Balance as of January 31, 2009	$2,872	$—	$—	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,526)	(1,456)	(930)	(5,912)
(Reversal of) adjustment to previous charges	(92)	(43)	9	(126)
Impact of foreign currency translation	24	3	—	27

Balance as of January 31, 2010	$97	$—	$6	$103
Cash paid	(90)	—	(4)	(94)
Impact of foreign currency translation	(4)	—	—	(4)

Balance as of April 30, 2010	$3	$—	$2	$5

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
13. BUSINESS SEGMENT INFORMATION
The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, industrial, high technology, food and beverage, consumer products and life sciences. The Company sells and licenses its products through its direct sales force in four geographic regions: North America, Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. Corporate is a cost center providing research and development activities and other support functions primarily in the general and administrative and marketing areas. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews the consolidated results within one operating segment. In making operating decisions, the Company’s CODM primarily considers consolidated financial information accompanied by disaggregated information by geographic region.
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

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)
Revenue:

North America (1)	$21,497	$24,468
EMEA	15,624	16,792
Asia Pacific	10,138	10,040
Latin America	3,582	3,698

	$50,841	$54,998

Operating income (loss):

North America	$3,213	$2,844
EMEA	1,570	(388)
Asia Pacific	787	683
Latin America	708	121
Corporate	(8,363)	(5,802)

	$(2,085)	$(2,542)

(1)	Sales into Canada accounted for 5% and 4% of North America total revenue in the three months ended April 30, 2010 and 2009, respectively.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
INTRODUCTION
The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2010, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
QAD’s main Enterprise Resource Planning product suite is called QAD Enterprise Applications, formerly marketed as MFG/PRO. The QAD Enterprise Applications suite provides a robust set of capabilities designed to support the core business of our customers around the world and enable most common business processes.
Total revenue was $50.8 million in first quarter of fiscal 2011 down from $55.0 million in the first quarter of fiscal 2010. We experienced decreases of 23% in services revenue and 2% in maintenance and other revenue, while license revenue increased 3%. Cost of revenue as a percentage of total revenue was 45% for the first quarter of fiscal 2011, compared to 47% for the same period of the prior fiscal year, down primarily due to changes in revenue mix.
Cash flows from operations were $13.2 million for the first quarter of fiscal 2011, compared to $7.3 million in the first quarter of fiscal 2010. The increase in cash flows from operations was primarily due to lower payments for severance and higher collections as a percentage of billings on our accounts receivable in the first quarter of fiscal 2011 when compared to the same period last year.
Global economic conditions deteriorated significantly during the second half of fiscal 2009 and have continued to be unfavorable. We have seen demand for our products and services decline in each of our geographic regions and in the manufacturing industries we serve, most notably in automotive. In response to the difficult economic environment, we initiated many expense reduction initiatives in fiscal 2010, including reductions in headcount of approximately 15%. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments and we are continuing to watch our discretionary spending and monitor the economic and business environment throughout fiscal 2011.

CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements are prepared applying certain critical accounting policies. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances; c) impairment of long-lived assets and goodwill; d) capitalized software development costs; e) valuation of deferred tax assets; f) tax contingency reserves; and e) stock based compensation are further discussed in the fiscal 2010 Annual Report on Form 10-K. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
RESULTS OF OPERATIONS
We operate in several geographical regions as described in note 13 “Business Segment Information” within Notes to Condensed Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the prior period to the current period results.
Revenue

	Three Months	Change compared		Three Months
	Ended	to prior period		Ended
(in thousands)	April 30, 2010	$	%	April 30, 2009

Revenue
License fees	$6,446	$195	3%	$6,251
Percentage of total revenue	13%			11%
Maintenance and other	32,052	(765)	(2)%	32,817
Percentage of total revenue	63%			60%
Services	12,343	(3,587)	(23)%	15,930
Percentage of total revenue	24%			29%

Total revenue	$50,841	$(4,157)	(8)%	$54,998

Total Revenue. Total revenue was $50.8 million and $55.0 million for the first quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2010, total revenue for the current quarter would have been approximately $48.6 million, a decrease of $6.4 million, or 12% lower when compared to the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included decreases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 58% for the first quarter of fiscal 2011, as compared to 56% in the same period of the prior fiscal year. Total revenue decreased most significantly in the North America region, followed by decreases in the EMEA and Latin America regions, partially offset by an increase in revenue in the Asia Pacific region. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the first quarter of fiscal 2011 was approximately 26% in automotive, 23% in consumer products and food and beverage, 39% in high technology and industrial products and 12% in life sciences. In comparison, revenue by industry for the first quarter of fiscal 2010 was approximately 29% in automotive, 23% in consumer products and food and beverage, 35% in high technology and industrial products and 13% in life sciences.

License Revenue. License revenue was $6.4 million and $6.3 million for the first quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2010, license revenue for the current quarter would have been approximately $6.2 million, representing a $0.1 million, or 2%, decrease from the same period last year. License revenue increased in our North America region, remained flat in our EMEA and Latin America regions and decreased in our Asia Pacific region during the first quarter of fiscal 2011 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2011, one customer placed a license order totaling more than $0.3 million. No orders exceeded $1.0 million. This was consistent with the first quarter of fiscal 2010 in which one customer placed a license order totaling more than $0.3 million and no orders exceeded $1.0 million.
Maintenance and Other Revenue. Maintenance and other revenue was $32.1 million and $32.8 million for the first quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2010, the first quarter of fiscal 2011 maintenance and other revenue would have been approximately $30.9 million, representing a $1.9 million, or 6%, decrease from the same period last year. Maintenance and other revenue decreased in the North America and EMEA regions while maintenance and other revenue attributable to the Asia Pacific and Latin America regions remained flat in the first quarter of fiscal 2011 when compared to the same quarter last year.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for each of the first quarters of fiscal 2011 and 2010. Although our maintenance renewal rates have remained consistent, the amount of new license revenue is lower, and as a result, our overall maintenance revenue has decreased.
Services Revenue. Services revenue was $12.3 million and $15.9 million for the first quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2010, services revenue for the first quarter of fiscal 2011 would have been approximately $11.5 million, reflecting a $4.4 million, or 28%, decrease from the same period last year. Services revenue decreased across all our geographic regions except the Asia Pacific region in the first quarter of fiscal 2011 compared to the same quarter last year. The decrease in services revenue quarter over quarter can be attributed to engagements in which we are recognizing a lower amount of services revenue per customer per quarter, which we believe is a result of lower license revenue over the recent quarters and customer decisions to extend or delay their implementations, upgrades or other ongoing services projects.
Costs and Expenses
Restructuring
In response to the difficult economic environment, we took steps to reduce headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives we reduced headcount by 260 full-time positions, or approximately 15% of the workforce, and incurred costs related to employee severance and benefits of $6.5 million. We have not incurred any additional restructuring charges in the first quarter of fiscal 2011 and as of April 30, 2010, all plans are substantially complete.

Restructuring charges included in our Consolidated Statements of Operations for the three months ended April 30, 2009 were as follows:

Three Months Ended
April 30, 2009
(in thousands)

Cost of maintenance, services and other revenue	$412
Sales and marketing	290
Research and development	86
General and administrative	31

Total restructuring charges	$819

Total Cost of Revenue

	Three Months	Change compared		Three Months
	Ended	to prior period		Ended
(in thousands)	April 30, 2010	$	%	April 30, 2009

Cost of revenue
Cost of license fees	$1,544	$225	13%	$1,769
Cost of maintenance, services and other	21,108	2,895	12%	24,003

Total cost revenue	$22,652	$3,120	12%	$25,772

Percentage of revenue	45%			47%
Cost of license fees includes license royalties, amortization of software technology and direct material. Cost of maintenance, services and other includes personnel costs of fulfilling service contracts, support contracts and order fulfillment, including stock-based compensation for those employees, third-party contractor expense, travel expense for support and services employees, direct material, professional fees, support royalties, and an allocation of information technology and facilities costs. Direct material charges include the cost of hardware sold, costs associated with transferring our software to electronic media, printing of user manuals and packaging materials, and shipping and handling costs.
Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $22.7 million for first quarter of fiscal 2011 and $25.8 million for the first quarter of fiscal 2010, and as a percentage of total revenue was 45% and 47% for the first quarter of fiscal 2011 and 2010, respectively. Holding exchange rates constant to those prevailing in fiscal 2010, total cost of revenue for the first quarter of fiscal 2011 would have been approximately $21.7 million and as a percentage of total revenue would have been unchanged at 45%. The change in the cost of revenue as a percentage of total revenue was primarily due to lower services revenue in the overall revenue mix. Services revenue has higher associated direct costs, such as personnel costs, than the license and maintenance revenue categories.
The non-currency related decrease in cost of revenue of $4.1 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was due to lower services personnel costs of $2.8 million primarily as a result of lower headcount of approximately 75 people, lower third-party contractor expense of $0.5 million, lower information technology and facilities allocated costs of $0.4 million and lower travel expense of $0.3 million. In addition, the cost of license fees decreased by $0.2 million in first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to lower amortization of capitalized software costs.

Sales and Marketing

	Three Months	Change compared		Three Months
	Ended	to prior period		Ended
(in thousands)	April 30, 2010	$ %		April 30, 2009

Sales and marketing	$13,506	$383	3%	$13,889

Percentage of revenue	27%			25%
Sales and marketing expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our sales and marketing employees in addition to costs of programs aimed at increasing revenue, such as trade shows, user group events, advertising and various sales and promotional programs. Sales and marketing expense also includes personnel costs of order processing, sales agent commissions and an allocation of information technology and facilities costs.
Sales and marketing expense was $13.5 million and $13.9 million for the first quarter of fiscal 2011 and fiscal 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, sales and marketing expense for first quarter fiscal 2011 would have been approximately $12.8 million, representing a decrease of $1.1 million, or 8%. The non-currency related decrease in sales and marketing expense of $1.1 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to lower personnel costs of $0.9 million related to lower salaries, severance, commissions and bonuses as a result of approximately 30 fewer employees.
Research and Development

	Three Months	Change compared		Three Months
	Ended	to prior period		Ended
(in thousands)	April 30, 2010	$ %		April 30, 2009

Research and development	$9,327	$999	10%	$10,326

Percentage of revenue	18%			19%
Research and development expense, which is managed on a global basis, is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation and travel expense for research and development employees, professional services, such as fees paid to software development firms and independent contractors, and training for such personnel. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by income from joint development projects.
Research and development expense was $9.3 million and $10.3 million for the first quarter of fiscal 2011 and fiscal 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, research and development expense for first quarter fiscal 2011 would have been approximately $9.0 million, representing a decrease of $1.3 million, or 13%. The non-currency related decrease in research and development expense of $1.3 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to a decrease in personnel costs of $0.7 million related to lower salaries and bonuses as a result of 35 fewer employees and lower information technology and facilities allocated costs of $0.3 million.

General and Administrative

	Three Months	Change compared		Three Months Year
	Ended	to prior period		Ended
(in thousands)	April 30, 2010	$ %		April 30, 2009

General and administrative	$7,427	$(47)	(1)%	$7,380

Percentage of revenue	14%			13%
General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.
General and administrative expense was consistent at $7.4 million for each of the first quarters of fiscal 2011 and fiscal 2010. Holding foreign currency exchange rates constant to fiscal 2010, general and administrative expense for first quarter fiscal 2011 would have been approximately $7.2 million, representing a decrease of $0.2 million, or 3%. The non-currency related decrease in general and administrative expense of $0.2 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to lower bad debt expense.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was $14,000 and $173,000 for the first quarter of fiscal 2011 and fiscal 2010, respectively. The decrease in amortization was due to the majority of our acquired intangible assets being fully amortized by the end of the third quarter of fiscal 2010.
Other Expense (Income)

	Three Months	Change compared		Three Months
	Ended	to prior period		Ended
(in thousands)	April 30, 2010	$	%	April 30, 2009

Other (income) expense
Interest income	$(133)	$(28)	(17)%	$(161)
Interest expense	298	5	2%	303
Other (income) expense, net	(23)	272	109%	249

Total other (income) expense	$142	$249	64%	$391

Percentage of revenue	—%			1%
Net other expense (income) was $0.1 million and $0.4 million for the first quarter of fiscal 2011 and fiscal 2010, respectively. The $0.3 million favorable change primarily related to lower foreign exchange losses of $0.6 million partially offset by unfavorable miscellaneous income/expense of $0.3 million due primarily to the dissolution of an inactive entity.

Income Tax Benefit

	Three Months	Change compared		Three Months
	Ended	to prior period		Ended
(in thousands)	April 30, 2010	$ %		April 30, 2009

Income tax benefit	$(1,007)	$739	276%	$(268)

Percentage of revenue	(2)%			—%

Effective tax rate	45%			9%
We recorded income tax benefit of $1.0 million and $0.3 million for the first quarter of fiscal 2011 and fiscal 2010, respectively. Our effective tax rate increased to 45% during the first quarter of fiscal 2011 compared to 9% for the same period in the prior year.
The higher income tax rate for the first quarter of fiscal 2011 compared to the prior year is primarily due to the change in forecasted income. During the first quarter of fiscal 2011 and fiscal 2010, we forecasted $6.5 million net income and $(2.7) million net loss for the year, respectively. Our permanent items remained consistent year over year, however, the tax rate increased primarily due to the change in forecast. In a year with forecasted income our permanent items increase our tax rate whereas in a year of forecasted loss our permanent items reduce our tax rate. In addition, for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 we did not benefit from the federal research and development tax credit due to its expiration and we incurred higher non-deductible professional fees.
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
Since the economic downturn, which began in the fourth quarter of fiscal 2009, we have focused on reducing expenses and conserving cash, including a reduction in headcount of over 150 people, or approximately 10%, when comparing April 30, 2010 to April 30, 2009. We made only critical capital expenditures during fiscal 2010 and in the first quarter of fiscal 2011. We also modified our dividend program to give investors the choice of a stock dividend or cash dividend payment. Our focus on reducing expenses and conserving cash throughout fiscal 2010 and in the first quarter of fiscal 2011, combined with strong accounts receivable collection activities, contributed to our cash balance increasing from $44.7 million as of January 31, 2010 to $56.9 million as of April 30, 2010 despite a reduction in revenues.
At April 30, 2010, our principal sources of liquidity were cash and equivalents totaling $56.9 million and net accounts receivable of $40.0 million. At April 30, 2010, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 75% and 70% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2010 and January 31, 2010, respectively. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2011. The facility expires in April 2011.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2010 the portion of our cash and equivalents held by Bank of America was approximately 55%.
The following table summarizes our cash flows for the three months ended April 30, 2010 and 2009, respectively.

	Three Months	Three Months
	Ended	Ended
(in thousands)	April 30, 2010	April 30, 2009
Net cash provided by operating activities	$13,165	$7,332
Net cash used in investing activities	(401)	(425)
Net cash used in financing activities	(664)	(2,350)
Effect of foreign exchange rates on cash and cash equivalents	87	584

Net increase in cash and equivalents	$12,187	$5,141

Net cash flows provided by operating activities was $13.2 million for the first quarter of fiscal 2011 and was primarily comprised of cash flow from accounts receivable and the effect of non-cash expenses associated with depreciation, amortization and stock compensation expense. The primary working capital source of cash was a decrease in accounts receivable. The decrease in accounts receivable relates primarily to collections in addition to reduced billings in the first quarter of fiscal 2011 due to a decline in billed maintenance and services revenue. The increase to working capital cash flows was partially offset by a decrease in deferred revenue and a decrease in accounts payable and other current liabilities primarily due to lower accrued employee bonuses and commissions. During the first quarter of fiscal 2011 and fiscal 2010, we made severance payments related to our restructuring plans of $0.1 million and $2.8 million, respectively.
Capital expenditures were flat at $0.3 million for the first quarter of both fiscal 2011 and fiscal 2010. While cash preservation and strategic capital deployment continue to be a high priority, we anticipate increasing capital expenditures by approximately $1 to $2 million during fiscal 2011 compared to fiscal 2010, reflecting some additional investment in information technology. We do not anticipate any major investment requirements in the leasehold improvement or building areas.
Dividend-related payments for the first quarter of fiscal 2011 totaled $0.6 million compared to $0.8 million in the same period of fiscal 2010. Starting with the fiscal 2010 second quarterly dividend, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash.
There were no stock repurchase-related payments during the first quarter of fiscal 2011. We do not currently have a stock repurchase program in place; however, the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.
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
DSO under the countback method was 69 days at April 30, 2010, compared to 54 days at January 31, 2010 and 91 days at April 30, 2009. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 71 days at April 30, 2010, compared to 104 days at January 31, 2010 and 85 days at April 30, 2009. The increase in DSO under the countback method as of April 30, 2010 when compared to January 31, 2010, was primarily related to less billings in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. This result is generally consistent with management expectations as our fourth quarters include a higher volume of annual maintenance renewals than the other quarters. The decrease in DSO under the countback method as of April 30, 2010, when compared to April 30, 2009, was related to improved cash collections as a percent of our available accounts receivable balance. We believe our reserve methodology is adequate and our reserves are properly stated as of April 30, 2010. We will continue to monitor our receivables closely given the economic environment.

There have been no material changes in our contractual obligations or commercial commitments. Cash requirements for items other than normal operating expenses are anticipated for capital expenditures and dividend payments. We may require cash for acquisitions of new businesses, software products, or technologies complementary to our business.
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
The Facility, as amended effective April 10, 2009, provides that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $5 million and a minimum fixed charge coverage ratio of 1.50 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At April 30, 2010, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.03%.
As of April 30, 2010 there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.
Notes Payable
In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at April 30, 2010 was $16.7 million.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rates. For the three months ended April 30, 2010 and 2009, approximately 40% and 35% of our revenue was denominated in foreign currencies. Approximately 45% and 40% of our expenses were denominated in currencies other than the U.S. dollar for the three months ended April 30, 2010 and 2009, respectively. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. For the three months ended April 30, 2010 and 2009, foreign currency transaction and remeasurement (gains) losses totaled $(0.3) million and $0.4 million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of April 30, 2010 there were no borrowings under our unsecured loan agreement.
We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2011 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2010 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

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
There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.

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

QAD Inc. (Registrant)
Date: June 10, 2010	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller (Chief Accounting Officer)