Form 10-Q
period 2010-07-31
QAD INC
filed 2010-09-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
The number of shares outstanding of the issuer’s common stock as of August 31, 2010 was 31,528,390.

QAD INC.
INDEX

PART I

ITEM 1 —	FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31,	January 31,
	2010	2010
Assets
Current assets:
Cash and equivalents	$55,763	$44,678
Accounts receivable, net	42,738	61,089
Deferred tax assets, net	3,549	3,548
Other current assets	14,732	13,680

Total current assets	116,782	122,995

Property and equipment, net	35,174	37,219
Capitalized software costs, net	1,269	2,446
Goodwill	6,394	6,348
Long-term deferred tax assets, net	19,759	19,411
Other assets, net	2,541	2,755

Total assets	$181,919	$191,174

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$294	$285
Accounts payable	6,741	7,952
Deferred revenue	79,651	85,745
Other current liabilities	23,208	24,835

Total current liabilities	109,894	118,817

Long-term debt	16,291	16,443
Other liabilities	5,122	6,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,351,281 shares at both July 31, 2010 and January 31, 2010	35	35
Additional paid-in capital	144,859	143,121
Treasury stock, at cost (3,824,552 and 4,011,526 shares at July 31, 2010 and January 31, 2010, respectively)	(30,892)	(32,275)
Accumulated deficit	(55,206)	(52,480)
Accumulated other comprehensive loss	(8,184)	(8,850)

Total stockholders’ equity	50,612	49,551

Total liabilities and stockholders’ equity	$181,919	$191,174

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenue:
License fees	$6,512	$6,658	$12,958	$12,909
Maintenance and other	32,033	32,136	64,085	64,953
Services	12,760	12,516	25,103	28,446

Total revenue	51,305	51,310	102,146	106,308

Costs and expenses:
Cost of license fees	1,476	1,769	3,020	3,538
Cost of maintenance, service and other revenue	20,012	20,457	41,120	44,460
Sales and marketing	12,183	12,674	25,689	26,563
Research and development	8,819	9,345	18,146	19,671
General and administrative	7,714	9,011	15,141	16,391
Amortization of intangibles from acquisitions	13	174	27	347

Total costs and expenses	50,217	53,430	103,143	110,970

Operating income (loss)	1,088	(2,120)	(997)	(4,662)

Other expense (income):
Interest income	(111)	(147)	(244)	(308)
Interest expense	309	324	607	627
Other income, net	(99)	(347)	(122)	(98)

Total other expense (income)	99	(170)	241	221

Income (loss) before income taxes	989	(1,950)	(1,238)	(4,883)
Income tax expense (benefit)	674	(525)	(333)	(793)

Net income (loss)	$315	$(1,425)	$(905)	$(4,090)

Basic net income (loss) per share	$0.01	$(0.05)	$(0.03)	$(0.13)

Diluted net income (loss) per share	$0.01	$(0.05)	$(0.03)	$(0.13)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(905)	$(4,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,975	5,451
Provision for doubtful accounts and sales adjustments	439	2,019
(Gain) loss on disposal of property and equipment	(1)	36
Exit costs	—	217
Stock compensation expense	2,751	2,494
Other, net	(160)	(349)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,537	30,853
Other assets	(1,175)	(642)
Accounts payable	(1,120)	(4,406)
Deferred revenue	(5,986)	(10,151)
Other liabilities	(1,662)	(9,150)

Net cash provided by operating activities	13,693	12,282
Cash flows from investing activities:
Purchase of property and equipment	(681)	(474)
Capitalized software costs	(247)	(299)
Other, net	2	29

Net cash used in investing activities	(926)	(744)
Cash flows from financing activities:
Repayments of debt	(143)	(130)
Proceeds from issuance of common stock	56	14
Tax payments related to net share settlements of restricted stock	(226)	—
Changes in book overdraft	—	(2,476)
Dividends paid in cash	(1,277)	(986)

Net cash used in financing activities	(1,590)	(3,578)

Effect of exchange rates on cash and equivalents	(92)	1,207

Net increase in cash and equivalents	11,085	9,167

Cash and equivalents at beginning of period	44,678	31,467

Cash and equivalents at end of period	$55,763	$40,634

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$785	$772
Dividends paid in stock	292	553
See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements which present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2010 are not necessarily indicative of the results to be expected for the year ending January 31, 2011.
2. COMPUTATION OF NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net income (loss)	$315	$(1,425)	$(905)	$(4,090)

Weighted average shares of common stock outstanding — basic	31,473	30,897	31,418	30,826

Weighted average shares of common stock equivalents issued using the treasury stock method	2,014	—	—	—

Weighted average shares of common stock and common stock equivalents outstanding — diluted	33,487	30,897	31,418	30,826

Basic net income (loss) per share	$0.01	$(0.05)	$(0.03)	$(0.13)

Diluted net income (loss) per share	$0.01	$(0.05)	$(0.03)	$(0.13)

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”) using the treasury stock method. The Company’s unvested RSUs, stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise. For the three and six months ended July 31, 2010, shares of potential common stock of approximately 4.0 million and 6.6 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and six months ended July 31, 2009 shares of potential common stock of approximately 6.2 million and 6.4 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.

3. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands)

Net income (loss)	$315	$(1,425)	$(905)	$(4,090)
Foreign currency translation adjustments	(104)	(1,327)	666	(1,977)

Comprehensive income (loss)	$211	$(2,752)	$(239)	$(6,067)

4. FAIR VALUE MEASUREMENTS
The following table sets forth the financial assets, measured at fair value, as of July 31, 2010 and January 31, 2010:

	Fair value measurement at reporting date using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market mutual funds as of July 31, 2010	$41,638	$—	$—
Money market mutual funds as of January 31, 2010	$26,930	$—	$—
Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $14.1 million and $17.8 million as of July 31, 2010 and January 31, 2010, respectively.
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.1 million at July 31, 2010 and the carrying value was $16.3 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

5. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at July 31, 2010 and January 31, 2010 were as follows:

	July 31,	January 31,
	2010	2010
	(in thousands)
Capitalized software costs:
Acquired software technology	$4,386	$4,402
Capitalized software development costs	4,237	4,167

	8,623	8,569
Less accumulated amortization	(7,354)	(6,123)

Capitalized software costs, net	$1,269	$2,446

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
It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2011, $0.2 million of costs and accumulated amortization was removed from the balance sheet. Amortization of capitalized software costs was $0.7 million and $1.4 million for the three and six months ended July 31, 2010, respectively. For the three and six months ended July 31, 2009, amortization of capitalized software costs was $1.1 million and $2.1 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2011, 2012 and 2013 is $0.7 million, $0.4 million and $0.2 million, respectively.
6. GOODWILL
The changes in the carrying amount of goodwill for the six months ended July 31, 2010, were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2010	$21,956	$(15,608)	$6,348
Impact of foreign currency translation	46	—	46

Balance at July 31, 2010	$22,002	$(15,608)	$6,394

The Company performed its annual impairment review during the fourth quarter of fiscal 2010. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2009. As the market capitalization exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2010. The Company monitors indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2010 that would cause the Company to test goodwill for impairment.

7. DEBT

	July 31,	January 31,
	2010	2010
	(in thousands)
Note payable	$16,585	$16,728
Less current maturities	(294)	(285)

Long-term debt	$16,291	$16,443

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
Credit Facility
Effective April 10, 2008, the Company entered into an unsecured loan agreement with Bank of America N.A (the “Facility”). The Facility provides a three-year commitment for a $20 million line of credit. The Company will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the 12-month trailing Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).
The Facility, as amended effective April 10, 2009, provides that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $5 million and a minimum fixed charge coverage ratio of 1.50 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At July 31, 2010, a prime rate borrowing would have had an effective rate of 3.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.06%.
As of July 31, 2010, there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.
8. INCOME TAXES
The total amount of gross unrecognized tax benefits as of the period ended July 31, 2010 was $2.5 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. The liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. Due to potential settlements with both foreign and domestic tax authorities in the next twelve months related to certain tax credits and deductions, an estimated $0.3 million of unrecognized tax benefits may be recognized during the next twelve-month period.
The Company’s policy is to include interest and penalties related to unrecognized tax contingencies within the provision for income taxes on the Condensed Consolidated Statements of Operations. As of July 31, 2010 the Company has accrued approximately $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2006 and 2008, in California for fiscal years ended 2004 and 2005, in Tennessee for fiscal years ended 2006 through 2008 and in Japan for fiscal years ended 2008 through 2010.
9. STOCKHOLDERS’ EQUITY
Dividends
On April 9, 2010, the Company’s Board of Directors approved a quarterly dividend of $0.025 per share of common stock payable on July 12, 2010 to shareholders of record at the close of business on June 1, 2010. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.7 million in cash and issued 25,000 shares at a fair value of $0.1 million.
On June 9, 2010, the Company’s Board of Directors approved a quarterly dividend of $0.025 per share of common stock payable on October 12, 2010 to shareholders of record at the close of business on August 31, 2010. QAD will pay its quarterly dividend in either cash or shares of the Company’s common stock, at the election of each shareholder.
10. STOCK-BASED COMPENSATION
The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 10 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2010.
Stock-Based Compensation
The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense:
Cost of maintenance, service and other revenue	$196	$257	$498	$513
Sales and marketing	257	223	584	440
Research and development	190	172	446	365
General and administrative	638	604	1,223	1,176

Total stock-based compensation expense	$1,281	$1,256	$2,751	$2,494

Option/SAR Information
There were no stock options granted in the six months ended July 31, 2010 and 2009. The weighted average assumptions used to value SARs are shown in the following table:

	Six Months Ended
	July 31,
	2010	2009
Expected life in years (1)	5.79	5.25
Risk free interest rate (2)	2.28%	1.88%
Volatility (3)	68%	57%
Dividend rate (4)	2.23%	3.91%

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested stock options and SAR exercises and post-vest forfeiture patterns and includes an estimate of the expected term for stock options and SARs that were fully vested and outstanding.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.
The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2010 and the six months ended July 31, 2010:

		Weighted	Weighted
		Average	Average
	Stock Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic Value
	(in thousands)	Share	Term (years)	(in thousands)
Outstanding at January 31, 2009	5,967	$7.99
Granted (1)	2,586	4.26
Exercised	(91)	2.98
Expired	(344)	7.80
Forfeited	(314)	6.94
Cancelled (2)	(3,378)	8.15

Outstanding at January 31, 2010	4,426	$5.88
Granted	1,353	4.48
Exercised	(19)	3.12
Expired	(48)	8.33
Forfeited	(130)	4.40

Outstanding at July 31, 2010	5,582	$5.56	5.3	$680

Vested and expected to vest at July 31, 2010 (3)	5,260	$5.62	5.2	$655

Vested and exercisable at July 31, 2010	1,674	$8.02	2.8	$245

(1)	On August 12, 2009, the Company completed a one-time Stock Option and Stock Appreciation Right Exchange Program (the “Program”). As a result of the Program, a total of 1,539,372 SARs were granted during the third quarter of fiscal 2010 with an exercise price of $3.91.

(2)	Stock options and SARs cancelled during the third quarter of fiscal 2010 as a part of the Program.

(3)	The expected-to-vest stock options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding stock options and SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2010 and the exercise price for in-the-money stock options and SARs) that would have been received by the equity award holders if all stock options and SARs had been exercised on July 31, 2010.
The total intrinsic value of stock options and SARs exercised in the three and six months ended July 31, 2010 was $2,500 and $41,000, respectively. The total intrinsic value of stock options and SARs exercised in both the three and six months ended July 31, 2009 was $1,500. The weighted average grant date fair value per share of SARs granted in both the three and six months ended July 31, 2010 was $2.05. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2009 was $1.34 and $1.05, respectively.
Net cash received from stock options and SARs exercised for the six months ended July 31, 2010 and 2009 was $56,000 and $14,000, respectively. There were no excess tax benefits recorded for equity awards exercised during the six months ended July 31, 2010 and 2009.
At July 31, 2010, there was approximately $6.9 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
RSU Information
The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.
The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2010 and the six months ended July 31, 2010:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Restricted stock at January 31, 2009	747	$6.39
Granted	415	4.20
Vested (1)	(203)	6.65
Forfeited	(9)	6.74

Restricted stock at January 31, 2010	950	$5.37
Granted	256	4.41
Vested (1)	(158)	6.37
Forfeited	(4)	4.21

Restricted stock at July 31, 2010	1,044	$5.02

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.
The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2010, the Company withheld 42,000 shares for payment of these taxes at a value of $191,000. During the six months ended July 31, 2010, the Company withheld 49,000 shares for payment of these taxes at a value of $226,000.
Total unrecognized compensation cost related to RSUs was approximately $4.4 million as of July 31, 2010. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

11. RESTRUCTURING CHARGES
In response to the difficult economic environment, the Company took steps to reduce its headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives the Company reduced its headcount by 260 full-time positions, or approximately 15% of the workforce, and incurred costs related to employee severance and benefits of $6.5 million. The Company incurred $1.4 million and $2.3 million of restructuring charges in the three and six months ended July 31, 2009, respectively. During the first six months of fiscal 2011 the Company did not incur any restructuring charges and as of July 31, 2010, all plans are complete.
Restructuring charges for the three and six months ended July 31, 2009 were as follows:

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2009	2009
	(in thousands)

Cost of maintenance, services and other revenue	$322	$734
Sales and marketing	367	657
Research and development	468	554
General and administrative	287	318

Total restructuring charges	$1,444	$2,263

Restructuring Accruals
The activity in the Company’s restructuring accrual for the six months ended July 31, 2010 and the fiscal years ended January 31, 2010 and 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010	Q3 Fiscal 2010
	Restructuring	Restructuring	Restructuring
	Plan	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2008	$—	$—	$—	$—
Employee severance pay and related expenses	3,351	—	—	3,351
Cash paid	(479)	—	—	(479)

Balance as of January 31, 2009	$2,872	$—	$—	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,526)	(1,456)	(930)	(5,912)
(Reversal of) adjustment to previous charges	(92)	(43)	9	(126)
Impact of foreign currency translation	24	3	—	27

Balance as of January 31, 2010	$97	$—	$6	$103
Cash paid	(93)	—	(6)	(99)
Impact of foreign currency translation	(4)	—	—	(4)

Balance as of July 31, 2010	$—	$—	$—	$—

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
13. BUSINESS SEGMENT INFORMATION
The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, consumer products, food and beverage, high technology, industrial products and life sciences. The Company sells and licenses its products through its direct sales force in four geographic regions: North America, Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. Corporate is a cost center providing research and development activities and other support functions primarily in the general and administrative and marketing areas. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews the consolidated results within one operating segment. In making operating decisions, the Company’s CODM primarily considers consolidated financial information accompanied by disaggregated information by geographic region.
License revenue is assigned to the geographic regions based on the proportion of commissions earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.
Operating income (loss) attributable to each geographic region and Corporate is based on management’s assignment of revenue, as described in the previous paragraph, and costs. Regional cost of revenue includes a charge from Corporate related to the cost of goods associated with software development, fulfillment and support. The Corporate charge to the region helps offset Corporate costs, which include research and development, general and administrative, marketing and other support functions and are included in the Corporate operating segment.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue:
North America (1)	$22,219	$21,933	$43,716	$46,401
EMEA	15,690	16,700	31,314	33,492
Asia Pacific	9,685	9,539	19,823	19,579
Latin America	3,711	3,138	7,293	6,836

	$51,305	$51,310	$102,146	$106,308

Operating income (loss):
North America	$3,221	$1,953	$5,018	$4,797
EMEA	908	146	1,148	(242)
Asia Pacific	(360)	419	(401)	1,102
Latin America	508	(326)	978	(205)
Corporate	(3,189)	(4,312)	(7,740)	(10,114)

	$1,088	$(2,120)	$(997)	$(4,662)

(1)	Sales into Canada accounted for 3% and 4% of North America total revenue in the three and six months ended July 31, 2010 and for 5% and 4% of North America total revenue for the three and six months ended July 31, 2009.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Total revenue was consistent at $51.3 million for both the second quarter of fiscal 2011 and fiscal 2010. We experienced a decrease of 2% in license revenue which was offset by an increase of 2% in services revenue, while maintenance and other revenue remained flat. Total revenue for the first six months of fiscal 2011 was $102.1 million, down from $106.3 million in the same period of fiscal 2010. License and maintenance and other revenue remained consistent while services revenue decreased by 12%.
Cost of revenue as a percentage of total revenue remained relatively consistent at 42% for the second quarter of fiscal 2011, as compared to 43% for the same period last year. For the first six months of fiscal 2011, the cost of revenue as a percentage of total revenue was 43%, down from 45% for the same period last year primarily due to changes in revenue mix.
Cash flows from operations were $13.7 million for the first six months of fiscal 2011, compared to $12.3 million in the first six months of fiscal 2010. The increase in cash flows from operations was primarily due to lower payments for severance and compensation related expenses as a result of reductions in headcount from prior periods.
Overall global economic conditions are showing modest signs of improvement from the previous year, but the economic recovery has been slow and there seems to be little consensus on when a more robust recovery may occur. As a result, demand for our products and services are consistent with the prior year although demand is not at the same level as two years ago, just before the global economic downturn became apparent. We have focused on maintaining financial strength by preserving a strong balance sheet including increasing our cash balance and managing our costs. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments and we are continuing to monitor the economic and business environment throughout fiscal 2011.

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
RESULTS OF OPERATIONS
We operate in several geographical regions as described herein in Note 13 “Business Segment Information” within Notes to Condensed Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the comparable period in the prior year to the current period results.
Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months	Compared		Three Months	Six Months	Compared		Six Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
(in thousands)	July 31, 2010	$	%	July 31, 2009	July 31, 2010	$	%	July 31, 2009
Revenue
License fees	$6,512	$(146)	-2%	$6,658	$12,958	$49	0%	$12,909
Percentage of total revenue	13%			13%	13%			12%
Maintenance and other	32,033	(103)	0%	32,136	64,085	(868)	-1%	64,953
Percentage of total revenue	62%			63%	63%			61%
Services	12,760	244	2%	12,516	25,103	(3,343)	-12%	28,446
Percentage of total revenue	25%			24%	24%			27%

Total revenue	$51,305	$(5)	0%	$51,310	$102,146	$(4,162)	-4%	$106,308

Total Revenue. Total revenue was consistent at $51.3 million for both the second quarter of fiscal 2011 and 2010. Holding foreign currency exchange rates constant to fiscal 2010, total revenue for the current quarter would have been approximately $51.6 million, representing a $0.3 million, or 1%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included no change in license and maintenance and other revenue and a small increase in services revenue. Revenue outside the North America region as a percentage of total revenue was 57% for both the second quarter of fiscal 2011 and the second quarter of fiscal 2010. Total revenue increased in our Latin America, North America and Asia Pacific regions, and was offset by a decrease in our EMEA region. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the second quarter of fiscal 2011 was approximately 26% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 17% in life sciences. In comparison, revenue by industry for the second quarter of fiscal 2010 was approximately 25% in automotive, 27% in consumer products and food and beverage, 35% in high technology and industrial products and 13% in life sciences.

Total revenue was $102.1 million and $106.3 million for the first six months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, total revenue for the first six months of fiscal 2011 would have been approximately $100.2 million, representing a $6.1 million, or 6%, decrease from the same period last year. When comparing categories within total revenue at constant rates, our first six months results included decreases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 57% for the first six months of fiscal 2011 and 56% for the first six months of fiscal 2010. Total revenue decreased in our North America and EMEA regions, partially offset by increased revenue in our Asia Pacific and Latin America regions. Revenue by industry for the first six months of fiscal 2011 was approximately 26% in automotive, 22% in consumer products and food and beverage, 37% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for the first six months of fiscal 2010 was approximately 27% in automotive, 35% in consumer products and food and beverage, 25% in high technology and industrial products and 13% in life sciences.
License Revenue. License revenue was $6.5 million and $6.7 million for the second quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, license revenue for the current quarter would have been approximately $6.7 million, representing no change from the same period last year. License revenue increased in our EMEA and Latin America regions, offset by a decrease in license revenue in our North America and Asia Pacific regions during the second quarter for fiscal 2011 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2011, no customers placed license orders totaling more than $0.3 million. This compared to the second quarter of fiscal 2010 in which one customer placed a license order totaling more than $0.3 million and no orders exceeded $1.0 million.
License revenue was $13.0 million and $12.9 million for the first six months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, license revenue for the first six months of fiscal 2011 would have been approximately $12.8 million, representing a $0.1 million, or 1%, decrease from the same period last year. When compared to the same period last year, license revenue during the first six months of fiscal 2011 decreased in our Asia Pacific region, offset by increases in license revenue in our Latin America, EMEA and North America regions. During the first six months of fiscal 2011, one customer placed a license order totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first six months of fiscal 2010 in which two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.
Maintenance and Other Revenue. Maintenance and other revenue was $32.0 million and $32.1 million for the second quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, maintenance and other revenue for the current quarter would have been approximately $32.1 million, representing no change in revenue when compared to the second quarter of fiscal 2010. Maintenance and other revenue increased in our Asia Pacific and North America regions, offset by a decrease in our EMEA and Latin America regions during the second quarter of fiscal 2011 when compared to the same quarter last year.
Maintenance and other revenue was $64.1 million and $65.0 million for the first six months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, maintenance and other revenue for the first six months of fiscal 2011 would have been approximately $63.0 million, representing a $2.0 million, or 3%, decrease from the same period last year. Maintenance and other revenue decreased in our North America, EMEA and Latin America regions during the first six months of fiscal 2011 when compared to the same period last year, partially offset by an increase in our Asia Pacific region.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate for the second quarter and the first six months of both fiscal 2011 and 2010 was in excess of 90%.

Services Revenue. Services revenue was $12.8 million and $12.5 million for the second quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, services revenue for the second quarter of fiscal 2011 would have been approximately $12.9 million, representing a $0.4 million, or 3%, increase from the same period last year. Services revenue increased in our Latin America and North America regions, partially offset by a decrease in services revenue in our EMEA and Asia Pacific regions during the second quarter of fiscal 2011 when compared to the same quarter last year.
Services revenue was $25.1 million and $28.4 million for the first six months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, services revenue for the first six months of fiscal 2011 would have been approximately $24.4 million, representing a $4.0 million, or 14%, decrease from the same period last year. Services revenue decreased across all of our geographic regions, except for our Latin America region where services revenue increased, when comparing the first six months of fiscal 2011 to the same period last year. The decrease in services revenue was primarily attributed to the first quarter of fiscal 2010 where services revenue was $4.4 million higher than the first quarter of fiscal 2011. The first quarter of fiscal 2010 included $1.0 million of services revenue related to a large engagement in the automotive industry. The engagement was terminated at the end of the first quarter of fiscal 2010. In addition, services engagements in the first quarter of fiscal 2011 had a lower amount of services revenue per customer than in the first quarter of fiscal 2010, which we believe was a result of customer decisions to delay or extend their projects due to the economic downturn. The second quarter of fiscal 2011 services revenue is consistent with the second quarter of fiscal 2010 and we expect services activity for the remainder of fiscal 2011 to approximate current quarter levels.
Costs and Expenses
Restructuring
In response to the difficult economic environment, we took steps to reduce headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives we reduced headcount by 260 full-time positions, or approximately 15% of the workforce, and incurred costs related to employee severance and benefits of $6.5 million. We incurred $1.4 million and $2.3 million of restructuring charges in the three and six months ended July 31, 2009, respectively. We have not incurred any additional restructuring charges in the first six months of fiscal 2011 and as of July 31, 2010, all plans are complete.
Restructuring charges for the three and six months ended July 31, 2009 were as follows:

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2009	2009
	(in thousands)

Cost of maintenance, services and other revenue	$322	$734
Sales and marketing	367	657
Research and development	468	554
General and administrative	287	318

Total restructuring charges	$1,444	$2,263

Total Cost of Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months	Compared		Three Months	Six Months	Compared		Six Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
(in thousands)	July 31, 2010	$	%	July 31, 2009	July 31, 2010	$	%	July 31, 2009
Cost of revenue
Cost of license fees	$1,476	$(293)	-17%	$1,769	$3,020	$(518)	-15%	$3,538
Cost of maintenance, services and other	20,012	(445)	-2%	20,457	41,120	(3,340)	-8%	44,460

Total cost revenue	$21,488	$(738)	-3%	$22,226	$44,140	$(3,858)	-8%	$47,998

Percentage of revenue	42%			43%	43%			45%
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
Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $21.5 million for the second quarter of fiscal 2011 and $22.2 million for the second quarter of fiscal 2010, and as a percentage of total revenue was relatively consistent at 42% and 43% for the second quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, total cost of revenue for the second quarter of fiscal 2011 would have been approximately $21.7 million and as a percentage of total revenue would have been unchanged at 42%. The change in the cost of revenue as a percentage of total revenue mainly reflects a decrease in cost of services while services revenue increased slightly. The non-currency related decrease in cost of revenue of $0.5 million was primarily due to lower services salaries and related costs of $0.9 million as a result of reductions in headcount and lower information technology and facilities allocated costs of $0.4 million partially offset by higher third party contractors costs of $0.7 million and higher travel expense of $0.3 million. In addition, the cost of license fees decreased by $0.3 million in the second quarter of fiscal 2011 compared to the same period last year due to lower amortization of capitalized software costs.
Total cost of revenue was $44.1 million and $48.0 million for the first six months of fiscal 2011 and 2010, respectively. As a percentage of total revenue, total cost of revenue decreased to 43% for the first six months of fiscal 2011 from 45% in the same period of last year. Holding foreign currency exchange rates constant to fiscal 2010, total cost of revenue for the first six months of fiscal 2011 would have been approximately $43.4 million and as a percent of revenue would have been unchanged at 43%. The change in the cost of revenue as a percentage of total revenue for the first six months of fiscal 2011 when compared to the same period in fiscal 2010 was primarily due to lower services revenue in the overall revenue mix. Services revenue has higher associated direct costs, such as personnel costs, than the license and maintenance and other revenue categories. The non-currency related decrease in cost of revenue of $4.6 million was primarily due to lower services salaries and related costs of $3.1 million as a result of reductions in headcount, lower information technology and facilities allocated costs of $0.9 million and lower severance of $0.4 million. In addition, the cost of license fees decreased by $0.5 million in the first six months of fiscal 2011 compared to the same period last year due to lower amortization of capitalized software costs.

Sales and Marketing

		Increase (Decrease)				Increase (Decrease)
	Three Months	Compared		Three Months	Six Months	Compared		Six Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
(in thousands)	July 31, 2010	$ %		July 31, 2009	July 31, 2010	$ %		July 31, 2009
Sales and marketing	$12,183	$(491)	-4%	$12,674	$25,689	$(874)	-3%	$26,563
Percentage of revenue	24%			25%	25%			25%
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
Sales and marketing expense was $12.2 million and $12.7 million for the second quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, sales and marketing expense for the second quarter of fiscal 2011 would have been approximately $12.3 million, representing a decrease of $0.4 million, or 3%. The non-currency related decrease in sales and marketing expense of $0.4 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily due to lower salaries and related costs of $0.3 million as a result of reductions in headcount and lower severance of $0.2 million.
Sales and marketing expense was $25.7 million and $26.6 million for the first six months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, sales and marketing expense would have been approximately $25.1 million, representing a decrease of $1.5 million, or 6%. The non-currency related decrease in sales and marketing expense of $1.5 million when comparing the first six months of fiscal 2011 to the same period of last year was primarily due to lower salaries and related costs of $0.6 million as a result of reductions in headcount, lower information technology and facilities allocated costs of $0.5 million and lower severance of $0.5 million.
Research and Development

		Increase (Decrease)				Increase (Decrease)
	Three Months	Compared		Three Months	Six Months	Compared		Six Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
(in thousands)	July 31, 2010	$ %		July 31, 2009	July 31, 2010	$ %		July 31, 2009
Research and development	$8,819	$(526)	-6%	$9,345	$18,146	$(1,525)	-8%	$19,671
Percentage of revenue	17%			18%	18%			19%
Research and development expense, which is managed on a global basis, is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation and travel expense for our research and development employees, professional services, such as fees paid to software development firms and independent contractors, and training for such personnel. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by income from joint development projects.
Research and development expense was $8.8 million and $9.3 million for the second quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, research and development expense for the second quarter of fiscal 2011 would have been approximately $8.9 million, representing a decrease of $0.4 million, or 4%. The non-currency related decrease in research and development expense of $0.4 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily due to lower severance of $0.4 million and higher income from joint development projects of $0.4 million, partially offset by higher bonuses of $0.2 million.

Research and development expense was $18.1 million and $19.7 million for the first six months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, research and development expense would have been approximately $17.9 million, representing a decrease of $1.8 million, or 9%. The non-currency related decrease in research and development expenses of $1.8 million when comparing the first six months of fiscal 2011 to the same period of last year was primarily due to lower salaries and related expenses of $0.3 million as a result of reductions in headcount, lower information technology and facilities allocated costs of $0.4 million, lower severance of $0.5 million and higher income from joint development projects of $0.4 million.
General and Administrative

		Increase (Decrease)				Increase (Decrease)
	Three Months	Compared		Three Months	Six Months	Compared		Six Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
(in thousands)	July 31, 2010	$ %		July 31, 2009	July 31, 2010	$ %		July 31, 2009
General and administrative	$7,714	$(1,297)	-14%	$9,011	$15,141	$(1,250)	-8%	$16,391
Percentage of revenue	15%			18%	15%			16%
General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.
General and administrative expense was $7.7 million and $9.0 million for the second quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, general and administrative expense for second quarter fiscal 2011 would have been unchanged at $7.7 million. The non-currency related decrease in general and administrative expense of $1.3 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was due to lower bad debt expense of $1.1 million which was primarily related to three customers, and lower severance of $0.2 million.
General and administrative expense was $15.1 million and $16.4 million for the first six months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, general and administrative expense would have been approximately $14.9 million, representing a decrease of $1.5 million, or 9%. The non-currency related decrease in general and administrative expense of $1.5 million when comparing the first six months of fiscal 2011 to the same period of last year was primarily due to lower bad debt expense of $1.4 million.
Amortization of Intangibles from Acquisitions. Amortization of intangibles from acquisitions was $13,000 and $0.2 million for the second quarter of fiscal 2011 and 2010, respectively. For the first six months of fiscal 2011 and 2010, amortization of intangibles from acquisitions was $27,000 and $0.3 million, respectively. The decrease in amortization expense was due to the majority of our acquired intangible assets being fully amortized by the end of the third quarter of fiscal 2010.

Other Expense (Income)

Increase (Decrease)	Increase (Decrease)
Three Months	Compared	Three Months	Six Months	Compared	Six Months
Ended	to Prior Period	Ended	Ended	to Prior Period	Ended
(in thousands)	July 31, 2010	$	%	July 31, 2009	July 31, 2010	$	%	July 31, 2009
Other (income) expense
Interest income	$(111)	$36	24%	$(147)	$(244)	$64	21%	$(308)
Interest expense	309	(15)	-5%	324	607	(20)	-3%	627
Other (income) expense, net	(99)	248	71%	(347)	(122)	(24)	-24%	(98)

Total other (income) expense	$99	$269	158%	$(170)	$241	$20	9%	$221

Percentage of revenue	0%	0%	0%	0%
Net other expense (income) was $0.1 million and $(0.2) million for the second quarter of fiscal 2011 and 2010, respectively. The $0.3 million unfavorable change related to lower exchange gains in the current quarter.
Net other expense (income) was consistent at $0.2 million for both the first six months of fiscal 2011 and 2010.
Income Tax Expense (Benefit)

		Increase (Decrease)				Increase (Decrease)
	Three Months	Compared		Three Months	Six Months	Compared		Six Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
(in thousands)	July 31, 2010	$ %		July 31, 2009	July 31, 2010	$ %		July 31, 2009
Income tax expense (benefit)	$674	$1,199	228%	$(525)	$(333)	$460	58%	$(793)
Percentage of revenue	1%			-1%	0%			-1%
Effective tax rate	68%			27%	27%			16%
We recorded income tax expense (benefit) of $0.7 million and $(0.5) million for the second quarter of fiscal 2011 and 2010, respectively. Our effective tax rate increased to 68% during the second quarter of fiscal 2011 compared to 27% for the same period in the prior year. We recorded income tax benefits of $(0.3) million and $(0.8) million for the first six months of fiscal 2011 and 2010, respectively. Our effective income tax rate increased to 27% from 16% for the same period in the prior year.
The higher effective tax rate for both the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 was primarily due to the changes in the jurisdictional mix of income, the taxation of interest between two subsidiaries and the expiration of the federal research and development tax credit.
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
Since the economic downturn, we have focused on reducing expenses and conserving cash. Our headcount is down 5%, or approximately 60 people, when comparing July 31, 2010 to July 31, 2009. We made only critical capital expenditures during fiscal 2010 and in the first six months of fiscal 2011. We also modified our dividend program to give investors the choice of a stock dividend or cash dividend payment. Our focus on reducing expenses and conserving cash throughout fiscal 2010 and in the first half of fiscal 2011, combined with strong accounts receivable collection activities, contributed to our cash balance increasing from $44.7 million as of January 31, 2010 to $55.8 million as of July 31, 2010.

At July 31, 2010, our principal sources of liquidity were cash and equivalents totaling $55.8 million and net accounts receivable of $42.7 million. At July 31, 2010, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 75% and 70% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2010 and January 31, 2010, respectively. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2011. The facility expires in April 2011 and we plan to evaluate the requirements for a new credit line before the expiration of the current credit line. We believe we have the ability to secure a new credit facility.
Our primary commercial banking relationship is with Bank of America and its global affiliates and as of July 31, 2010 the portion of our cash and equivalents held by Bank of America was approximately 85%.
The following table summarizes our cash flows for the six months ended July 31, 2010 and 2009, respectively.

	Six Months Ended	Six Months Ended
(in thousands)	July 31, 2010	July 31, 2009
Net cash provided by operating activities	$13,693	$12,282
Net cash used in investing activities	(926)	(744)
Net cash used in financing activities	(1,590)	(3,578)
Effect of foreign exchange rates on cash and equivalents	(92)	1,207

Net increase in cash and equivalents	$11,085	$9,167

Net cash flow provided by operating activities was $13.7 million for the first six months of fiscal 2011 and was primarily comprised of cash flow from accounts receivable and the effect of non-cash expenses associated with depreciation, amortization and stock compensation expense. The primary working capital source of cash was a decrease in accounts receivable related to collections in excess of billings in the first six months of fiscal 2011, which is typical due to the high volume of annual maintenance billings at year-end. The increase to working capital cash flows was partially offset by a decrease in deferred revenue and a decrease in accounts payable and other current liabilities primarily due to lower accrued employee bonuses and commissions. During the first six months of fiscal 2011 and 2010, we made severance payments related to our restructuring plans of $0.1 million and $4.8 million, respectively.
Capital expenditures were $0.7 million and $0.5 million for the first six months of fiscal 2011 and 2010, respectively. While cash preservation and strategic capital deployment continue to be a high priority, we may increase capital expenditures by up to $1 million during fiscal 2011 compared to fiscal 2010, reflecting some additional investment in information technology. We do not anticipate any major investment requirements in the leasehold improvement or building areas.
Dividend-related payments for the first six months of fiscal 2011 totaled $1.3 million compared to $1.0 million in the same period of fiscal 2010. Starting with the fiscal 2010 second quarterly dividend, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash.
There were no stock repurchase-related payments during the first six months of fiscal 2011. We do not currently have a stock repurchase program in place; however, the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.

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
DSO under the countback method was 66 days at July 31, 2010, compared to 54 days at January 31, 2010 and 73 days at July 31, 2009. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 75 days at July 31, 2010, compared to 104 days at January 31, 2010 and 71 days at July 31, 2009. The increase in DSO under the countback method as of July 31, 2010 when compared to January 31, 2010, was primarily related to less billings in the second quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. This result is generally consistent with management expectations as our fourth quarters include a higher volume of annual maintenance renewals than the other quarters. The decrease in DSO under the count-back method as of July 31, 2010, when compared to July 31, 2009, was related to improved cash collections as a percent of our available accounts receivable balance and higher billings in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. We believe our reserve methodology is adequate and our reserves are properly stated as of July 31, 2010. We will continue to monitor our receivables closely given the economic environment.
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
Foreign Exchange Rates. For the first six months of fiscal 2011 and 2010, approximately 40% of our revenue was denominated in foreign currencies. Approximately 40% of our expenses were denominated in currencies other than the U.S. dollar for the first six months of fiscal 2011 and 2010. Fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.
Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. For the first six months of fiscal 2011 and 2010, foreign currency transaction and remeasurement (gains) losses totaled $(0.3) million and breakeven, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.
Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of July 31, 2010 there were no borrowings under our unsecured loan agreement.

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
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q and (ii) accumulated and communicated to management and our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.
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

QAD Inc. (Registrant)
Date: September 9, 2010	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller (Chief Accounting Officer)