Form 10-Q
period 2010-10-31
QAD INC
filed 2010-12-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
The number of shares outstanding of the issuer’s common stock as of November 30, 2010 was 31,717,812.

QAD INC.
INDEX

PART I
ITEM 1 – FINANCIAL STATEMENTS
QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2010	2010
Assets
Current assets:
Cash and equivalents	$57,734	$44,678
Accounts receivable, net	41,090	61,089
Deferred tax assets, net	3,549	3,548
Other current assets	13,419	13,680

Total current assets	115,792	122,995

Property and equipment, net	34,576	37,219
Capitalized software costs, net	904	2,446
Goodwill	6,486	6,348
Long-term deferred tax assets, net	19,427	19,411
Other assets, net	2,528	2,755

Total assets	$179,713	$191,174

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$299	$285
Accounts payable	6,468	7,952
Deferred revenue	73,881	85,745
Other current liabilities	26,047	24,835

Total current liabilities	106,695	118,817

Long-term debt	16,214	16,443
Other liabilities	4,457	6,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 150,000,000 shares; issued 35,352,991 and 35,351,281 shares at October 31, 2010 and January 31, 2010, respectively	35	35
Additional paid-in capital	145,514	143,121
Treasury stock, at cost (3,660,720 and 4,011,526 shares at October 31, 2010 and January 31, 2010, respectively)	(29,685)	(32,275)
Accumulated deficit	(54,773)	(52,480)
Accumulated other comprehensive loss	(8,744)	(8,850)

Total stockholders’ equity	52,347	49,551

Total liabilities and stockholders’ equity	$179,713	$191,174

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	October 31,		October 31,
	2010	2009	2010	2009

Revenue:
License fees	$6,761	$8,409	$19,719	$21,318
Maintenance and other	33,221	33,779	97,306	98,732
Services	15,427	14,052	40,530	42,498

Total revenue	55,409	56,240	157,555	162,548

Costs and expenses:
Cost of license fees	932	1,813	3,952	5,351
Cost of maintenance, service and other revenue	21,989	20,719	63,109	65,179
Sales and marketing	13,024	12,168	38,713	38,731
Research and development	8,134	8,678	26,280	28,349
General and administrative	7,472	7,101	22,613	23,492
Amortization of intangibles from acquisitions	14	121	41	468

Total costs and expenses	51,565	50,600	154,708	161,570

Operating income	3,844	5,640	2,847	978

Other expense (income):
Interest income	(140)	(132)	(384)	(440)
Interest expense	317	321	924	948
Other, net	139	(511)	17	(609)

Total other expense (income)	316	(322)	557	(101)

Income before income taxes	3,528	5,962	2,290	1,079
Income tax expense	1,855	1,208	1,522	415

Net income	$1,673	$4,754	$768	$664

Basic net income per share	$0.05	$0.15	$0.02	$0.02

Diluted net income per share	$0.05	$0.15	$0.02	$0.02

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2010	2009

Cash flows from operating activities:
Net income	$768	$664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,604	7,918
Provision for doubtful accounts and sales adjustments	197	1,990
Loss on disposal of property and equipment	49	38
Exit costs	—	217
Stock compensation expense	4,199	3,667
Other, net	(240)	(464)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	20,182	31,787
Other assets	349	(304)
Accounts payable	(1,500)	(4,052)
Deferred revenue	(14,096)	(17,452)
Other liabilities	545	(8,405)

Net cash provided by operating activities	16,057	15,604
Cash flows from investing activities:
Purchase of property and equipment	(1,004)	(645)
Capitalized software costs	(297)	(314)
Other, net	(7)	27

Net cash used in investing activities	(1,308)	(932)
Cash flows from financing activities:
Repayments of debt	(215)	(192)
Proceeds from issuance of common stock	122	56
Tax payments related to net share settlements of restricted stock	(457)	—
Changes in book overdraft	—	(2,476)
Dividends paid in cash	(1,934)	(1,227)

Net cash used in financing activities	(2,484)	(3,839)

Effect of exchange rates on cash and equivalents	791	1,427

Net increase in cash and equivalents	13,056	12,260

Cash and equivalents at beginning of period	44,678	31,467

Cash and equivalents at end of period	$57,734	$43,727

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$789	$777
Dividends paid in stock	423	1,089
See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements which present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2010 are not necessarily indicative of the results to be expected for the year ending January 31, 2011.
2. COMPUTATION OF NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net income	$1,673	$4,754	$768	$664

Weighted average shares of common stock outstanding — basic	31,581	31,120	31,473	30,925

Weighted average potential common shares	1,987	1,309	2,004	976

Weighted average shares of common stock and potential common shares outstanding — diluted	33,568	32,429	33,477	31,901

Basic net income per share	$0.05	$0.15	$0.02	$0.02

Diluted net income per share	$0.05	$0.15	$0.02	$0.02

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”) using the treasury stock method. The Company’s unvested RSUs, stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise. For the three and nine months ended October 31, 2010, shares of potential common stock of approximately 4.4 million and 3.8 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive. For the three and nine months ended October 31, 2009 shares of potential common stock of approximately 2.4 million and 4.8 million, respectively, were not included in the diluted calculation because the effect would be anti-dilutive.

3. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)

Net income	$1,673	$4,754	$768	$664
Foreign currency translation adjustments	(560)	(727)	106	(2,704)

Comprehensive income (loss)	$1,113	$4,027	$874	$(2,040)

4. FAIR VALUE MEASUREMENTS
The following table sets forth the financial assets, measured at fair value, as of October 31, 2010 and January 31, 2010:

	Fair value measurement at reporting date using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market mutual funds as of October 31, 2010	$42,761	$—	$—

Money market mutual funds as of January 31, 2010	$26,930	$—	$—
Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $15.0 million and $17.8 million as of October 31, 2010 and January 31, 2010, respectively.
The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.7 million at October 31, 2010 and the carrying value was $16.5 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.
5. CAPITALIZED SOFTWARE COSTS
Capitalized software costs and accumulated amortization at October 31, 2010 and January 31, 2010 were as follows:

	October 31,	January 31,
	2010	2010
	(in thousands)
Capitalized software costs:
Acquired software technology	$2,065	$4,402
Capitalized software development costs	956	4,167

	3,021	8,569
Less accumulated amortization	(2,117)	(6,123)

Capitalized software costs, net	$904	$2,446

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

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first nine months of fiscal 2011, $5.8 million of costs and accumulated amortization was removed from the balance sheet, mainly related to the Soft Cell acquired software technology and internally developed software costs. Amortization of capitalized software costs was $0.4 million and $1.8 million for the three and nine months ended October 31, 2010, respectively. For the three and nine months ended October 31, 2009, amortization of capitalized software costs was $0.9 million and $3.1 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Income. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2011, 2012 and 2013 is $0.2 million, $0.5 million and $0.2 million, respectively.
6. GOODWILL
The changes in the carrying amount of goodwill for the nine months ended October 31, 2010, were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2010	$21,956	$(15,608)	$6,348
Impact of foreign currency translation	138	—	138

Balance at October 31, 2010	$22,094	$(15,608)	$6,486

The Company performed its annual impairment review during the fourth quarter of fiscal 2010. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2009. As the market capitalization exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2010. The Company monitors indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2010 that would cause the Company to test goodwill for impairment.
7. DEBT

	October 31,	January 31,
	2010	2010
	(in thousands)
Note payable	$16,513	$16,728
Less current maturities	(299)	(285)

Long-term debt	$16,214	$16,443

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

The Facility, as amended effective April 10, 2009, provides that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $5 million and a minimum fixed charge coverage ratio of 1.50 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At October 31, 2010, a prime rate borrowing would have had an effective rate of 3.00% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.01%.
As of October 31, 2010, there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.
8. INCOME TAXES
The total amount of gross unrecognized tax benefits as of the period ended October 31, 2010 was $2.5 million. The entire amount of unrecognized tax benefits will impact the effective tax rate if recognized. The liability for unrecognized tax benefits is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. Due to potential settlements with both foreign and domestic tax authorities in the next twelve months related to certain tax credits and deductions, an estimated $0.3 million of unrecognized tax benefits may be recognized during the next twelve-month period.
The Company’s policy is to include interest and penalties related to unrecognized tax contingencies within the provision for income taxes on the Condensed Consolidated Statements of Income. As of October 31, 2010 the Company has accrued approximately $0.2 million for the payment of interest and penalties relating to unrecognized tax benefits.
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999 and 2008, in California for fiscal years ended 2004 and 2005, in Tennessee for fiscal years ended 2006 through 2008 and in Japan for fiscal years ended 2008 through 2010.
9. STOCKHOLDERS’ EQUITY
Dividends
On June 9, 2010, the Company’s Board of Directors approved a quarterly dividend of $0.025 per share of common stock payable on October 12, 2010 to shareholders of record at the close of business on August 31, 2010. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.7 million in cash and issued 31,000 shares at a fair value of $0.1 million.
On September 21, 2010, the Company’s Board of Directors approved a quarterly dividend of $0.025 per share of common stock payable on January 10, 2011 to shareholders of record at the close of business on November 30, 2010. QAD will pay its quarterly dividend in either cash or shares of the Company’s common stock, at the election of each shareholder. QAD’s recently announced recapitalization proposal, if approved by shareholders, will become effective after the record date but prior to the payment date. If QAD’s recently announced recapitalization proposal becomes effective prior to the payment date, the cash dividend amount will not change; however, those shareholders receiving the dividend payable in QAD common stock will receive shares of QAD Class A common stock in accordance with the new capital structure of the Company.

10. STOCK-BASED COMPENSATION
The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 10 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2010.
Exchange Program
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
Stock-Based Compensation Expense
The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense:

Cost of maintenance, service and other revenue	$259	$134	$757	$647
Sales and marketing	297	271	881	711
Research and development	245	122	691	487
General and administrative	647	646	1,870	1,822

Total stock-based compensation expense	$1,448	$1,173	$4,199	$3,667

Option/SAR Information
There were no stock options granted in the nine months ended October 31, 2010 and 2009. The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2010 and 2009 are shown in the following table:

	Nine Months Ended
	October 31,
	2010	2009(1)	2009(2)
Expected life in years(3)	5.79	5.17	4.78
Risk free interest rate(4)	2.27%	2.06%	1.17%
Volatility(5)	61%	66%	69%
Dividend rate(6)	2.23%	2.40%	2.16%

(1)	The valuation assumptions including the New SARs granted as a result of the Program.

(2)	The valuation assumptions excluding the New SARs granted as a result of the Program.

(3)	Except for the New SARs that were issued as a result of the Program, the expected life of SARs granted under the stock plans is based on historical exercise patterns, which the Company believes are representative of future behavior. The expected life of the New SARs was estimated to be the full remaining contractual term.

(4)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(5)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock, which it believes is representative of the expected volatility over the expected life of SARs.

(6)	The Company expects to continue paying quarterly dividends at the same rate as it has over the last year.

The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2010 and the nine months ended October 31, 2010:

		Weighted	Weighted
		Average	Average
	Stock Options/	Exercise	Remaining	Aggregate
	SARs	Price per	Contractual	Intrinsic Value
	(in thousands)	Share	Term (years)	(in thousands)
Outstanding at January 31, 2009	5,967	$7.99
Granted (1)	2,586	4.26
Exercised	(91)	2.98
Expired	(344)	7.80
Forfeited	(314)	6.94
Cancelled (2)	(3,378)	8.15

Outstanding at January 31, 2010	4,426	$5.88

Granted	1,366	4.48
Exercised	(55)	2.93
Expired	(69)	6.47
Forfeited	(172)	4.45

Outstanding at October 31, 2010	5,496	$5.59	5.1	$824

Vested and expected to vest at October 31, 2010 (3)	5,221	$5.64	5.0	$795

Vested and exercisable at October 31, 2010	2,725	$6.63	3.3	$505

(1)	As a result of the Program, a total of 1,539,372 SARs were granted during the third quarter of fiscal 2010 with an exercise price of $3.91.

(2)	Stock options and SARs cancelled during the third quarter of fiscal 2010 as a part of the Program.

(3)	The expected-to-vest stock options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding stock options and SARs.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day of the period ending October 31, 2010 and the exercise price for in-the-money stock options and SARs) that would have been received by the equity award holders if all stock options and SARs had been exercised on October 31, 2010.
The total intrinsic value of stock options and SARs exercised in the three and nine months ended October 31, 2010 was $47,000 and $88,000, respectively. The total intrinsic value of stock options and SARs exercised in the three and nine months ended October 31, 2009 was $27,000 and $29,000, respectively. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2010 was $1.84 and $2.05, respectively. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2009 was $2.75 and $2.71, respectively. Excluding the effect of the New SARs granted as a result of the Program, the weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2009 was $2.40 and $2.31, respectively.
Net cash received from stock options and SARs exercised was $0.1 million for both the nine months ended October 31, 2010 and 2009. There were no excess tax benefits recorded for equity awards exercised during the nine months ended October 31, 2010 and 2009.
At October 31, 2010, there was approximately $5.9 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

RSU Information
The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.
The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2010 and the nine months ended October 31, 2010:

		Weighted
		Average
		Grant Date
	RSUs	Fair Value
	(in thousands)

Restricted stock at January 31, 2009	747	$6.39
Granted	415	4.20
Vested (1)	(203)	6.65
Forfeited	(9)	6.74

Restricted stock at January 31, 2010	950	$5.37
Granted	256	4.41
Vested (1)	(321)	5.60
Forfeited	(5)	4.36

Restricted stock at October 31, 2010	880	$5.05

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.
The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2010, the Company withheld 55,000 shares for payment of these taxes at a value of $230,000. During the nine months ended October 31, 2010, the Company withheld 104,000 shares for payment of these taxes at a value of $457,000.
Total unrecognized compensation cost related to RSUs was approximately $3.7 million as of October 31, 2010. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
11. RESTRUCTURING CHARGES
In response to the difficult economic environment, the Company took steps to reduce its headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives the Company reduced its headcount by 260 full-time positions, or approximately 15% of the workforce, and incurred costs related to employee severance and benefits of $6.5 million. The Company incurred $0.9 million and $3.2 million of restructuring charges in the three and nine months ended October 31, 2009, respectively. During the first nine months of fiscal 2011 the Company did not incur any restructuring charges and as of October 31, 2010, all plans are complete.
Restructuring charges for the three and nine months ended October 31, 2009 were as follows:

	Three Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2009	2009
	(in thousands)

Cost of maintenance, services and other revenue	$340	$1,074
Sales and marketing	468	1,125
Research and development	70	624
General and administrative	14	332

Total restructuring charges	$892	$3,155

Restructuring Accruals
The activity in the Company’s restructuring accrual for the nine months ended October 31, 2010 and the fiscal years ended January 31, 2010 and 2009 is summarized as follows:

	Q4 Fiscal 2009	Q2 Fiscal 2010	Q3 Fiscal 2010
	Restructuring	Restructuring	Restructuring
	Plan	Plan	Plan	Total
	(in thousands)
Balance as of January 31, 2008	$—	$—	$—	$—
Employee severance pay and related expenses	3,351	—	—	3,351
Cash paid	(479)	—	—	(479)

Balance as of January 31, 2009	$2,872	$—	$—	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,526)	(1,456)	(930)	(5,912)
(Reversal of) adjustment to previous charges	(92)	(43)	9	(126)
Impact of foreign currency translation	24	3	—	27

Balance as of January 31, 2010	$97	$—	$6	$103
Cash paid	(93)	—	(6)	(99)
Impact of foreign currency translation	(4)	—	—	(4)

Balance as of October 31, 2010	$—	$—	$—	$—

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue:

North America (1)	$24,127	$23,977	$67,843	$70,378
EMEA	15,586	17,990	46,900	51,482
Asia Pacific	11,587	10,510	31,410	30,089
Latin America	4,109	3,763	11,402	10,599

	$55,409	$56,240	$157,555	$162,548

Operating income (loss):

North America	$2,982	$4,307	$8,000	$8,949
EMEA	670	1,155	1,818	674
Asia Pacific	822	587	421	1,546
Latin America	357	318	1,335	64
Corporate	(987)	(727)	(8,727)	(10,255)

	$3,844	$5,640	$2,847	$978

(1)	Sales into Canada accounted for 4% of North America total revenue in both the three and nine months ended October 31, 2010 and 2009.
14. SUBSEQUENT EVENTS
On September 22, 2010, QAD announced that its Board of Directors had unanimously adopted a recapitalization plan. The proposed recapitalization plan is subject to stockholder approval as well as the receipt of customary regulatory approvals. QAD stockholders of record at the close of business on Monday, November 15, 2010, will be entitled to vote on the proposed recapitalization plan at the special meeting of stockholders to be held on Tuesday, December 14, 2010.
The proposed recapitalization plan would establish two classes of common stock: Class A common stock with 1/20th of one vote per share and Class B common stock with one vote per share. Holders of Class A common stock would be entitled to receive a dividend equal to 120% of any dividend payable on Class B common stock, other than dividends declared for the purpose of distributing proceeds received by the Company from any transaction determined by the Board to be a material transaction not in the ordinary course of business, dividends effecting a spin-off of a subsidiary of the Company or dividends payable solely in the Company’s capital stock.
The recapitalization plan would be effected through the reclassification of each share of QAD’s outstanding common stock into one-tenth of a new share of Class B common stock. QAD would then issue a non-taxable stock dividend of four shares of Class A common stock on each share of Class B common stock outstanding at the close of business on the effective date of the reclassification. As a result, each ten whole shares of existing common stock will become four Class A shares and one Class B share.

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
Total revenue was $55.4 million and $56.2 million for the third quarter of fiscal 2011 and fiscal 2010, respectively. We experienced decreases of 20% in license revenue and 2% in maintenance and other revenue, partially offset by an increase of 10% in services revenue. Total revenue for the first nine months of fiscal 2011 was $157.6 million, down from $162.5 million in the same period of fiscal 2010. Revenue decreased across all categories; 8% in license revenue, 1% in maintenance and other revenue and 5% in services revenue.
Cost of revenue as a percentage of total revenue remained relatively consistent at 41% for the third quarter of fiscal 2011, as compared to 40% for the same period last year. For the first nine months of fiscal 2011 and fiscal 2010, the cost of revenue as a percentage of total revenue was consistent at 43%.
Cash flows from operations were $16.1 million for the first nine months of fiscal 2011, compared to $15.6 million for the first nine months of fiscal 2010. The increase in cash flows from operations was primarily due to lower payments for severance and compensation related expenses as a result of reductions in headcount from prior periods.

Overall global economic conditions have shown modest signs of improvement from the previous year, but the economic recovery has been slow and there is little consensus on when a more robust recovery may occur. As a result, demand for our products and services are generally consistent with the prior year although demand is not at the same level as two years ago, just before the global economic downturn became apparent. We have focused on maintaining financial strength by preserving a strong balance sheet including increasing our cash balance and managing our costs. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments and we are continuing to monitor the economic and business environment throughout fiscal 2011.
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
Revenue

	Three Months	Increase (Decrease)		Three Months	Nine Months	Increase (Decrease)		Nine Months
	Ended	Compared		Ended	Ended	Compared		Ended
	October 31,	to Prior Period		October 31,	October 31,	to Prior Period		October 31,
(in thousands)	2010	$	%	2009	2010	$	%	2009
Revenue

License fees	$6,761	$(1,648)	-20%	$8,409	$19,719	$(1,599)	-8%	$21,318

Percentage of total revenue	12%			15%	12%			13%
Maintenance and other	33,221	(558)	-2%	33,779	97,306	(1,426)	-1%	98,732

Percentage of total revenue	60%			60%	62%			61%
Services	15,427	1,375	10%	14,052	40,530	(1,968)	-5%	42,498

Percentage of total revenue	28%			25%	26%			26%

Total revenue	$55,409	$(831)	-1%	$56,240	$157,555	$(4,993)	-3%	$162,548

Total Revenue. Total revenue was $55.4 million and $56.2 million for the third quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, total revenue for the current quarter would have been unchanged at $55.4 million, representing a $0.8 million, or 1%, decrease from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included decreases in both license and maintenance and other revenue partially offset by an increase in services revenue. Revenue outside the North America region as a percentage of total revenue was consistent at 57% for both the third quarter of fiscal 2011 and the third quarter of fiscal 2010. Total revenue decreased in our EMEA region, remained flat in our North America region and increased in our Asia Pacific and Latin America regions. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the third quarter of fiscal 2011 was approximately 27% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for the third quarter of fiscal 2010 was approximately 25% in automotive, 23% in consumer products and food and beverage, 39% in high technology and industrial products and 13% in life sciences. During the third quarter of fiscal 2011, we recognized revenue related to a contract closed in the fourth quarter of fiscal 2010 for which we had deferred such revenue due primarily to not meeting the delivery criteria. In the third quarter of fiscal 2011, the delivery criteria were satisfied and as a result $1.4 million of maintenance revenue and $0.3 million of services revenue were recognized.
Total revenue was $157.6 million and $162.5 million for the first nine months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, total revenue for the first nine months of fiscal 2011 would have been approximately $155.7 million, representing a $6.8 million, or 4%, decrease from the same period last year. When comparing categories within total revenue at constant rates, our first nine months results included decreases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was consistent at 57% for the first nine months of fiscal 2011 and fiscal 2010, respectively. Total revenue decreased in our North America and EMEA regions, and was partially offset by an increase in our Asia Pacific and Latin America regions. Revenue by industry for the first nine months of fiscal 2011 was approximately 26% in automotive, 22% in consumer products and food and beverage, 37% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for the first nine months of fiscal 2010 was approximately 26% in automotive, 24% in consumer products and food and beverage, 36% in high technology and industrial products and 14% in life sciences.
License Revenue. License revenue was $6.8 million and $8.4 million for the third quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, license revenue for the current quarter would have been unchanged at $6.8 million, representing a $1.6 million, or 19%, decrease from the same period last year. License revenue decreased in our North America, EMEA and Asia Pacific regions, offset by an increase in license revenue in our Latin America region during the third quarter of fiscal 2011 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2011, one customer placed a license order totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the third quarter of fiscal 2010 in which four customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.
License revenue was $19.7 million and $21.3 million for the first nine months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, license revenue for the first nine months of fiscal 2011 would have been approximately $19.6 million, representing a $1.7 million, or 8%, decrease from the same period last year. When compared to the same period last year, license revenue during the first nine months of fiscal 2011 decreased in our North America, Asia Pacific and EMEA regions, partially offset by an increase in license revenue in our Latin America region. During the first nine months of fiscal 2011, two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first nine months of fiscal 2010 in which six customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.
Maintenance and Other Revenue. Maintenance and other revenue was $33.2 million and $33.8 million for the third quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, maintenance and other revenue for the current quarter would have been unchanged at $33.2 million, representing a $0.6 million, or 2%, decrease when compared to the third quarter of fiscal 2010. Maintenance and other revenue decreased in our EMEA and Asia Pacific regions, offset by an increase in our North America and Latin America regions during the third quarter of fiscal 2011 when compared to the same quarter last year.

Maintenance and other revenue was $97.3 million and $98.7 million for the first nine months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, maintenance and other revenue for the first nine months of fiscal 2011 would have been approximately $96.3 million, representing a $2.4 million, or 2%, decrease from the same period last year. Maintenance and other revenue decreased in our North America, EMEA and Latin America regions during the first nine months of fiscal 2011 when compared to the same period last year, partially offset by an increase in our Asia Pacific region.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate for the third quarter and the first nine months of both fiscal 2011 and 2010 was in excess of 90%. Although our cancelation rate remains consistent with prior periods, in fiscal 2011 we have not generated enough new maintenance revenue from license sales to offset the decrease in maintenance revenue from cancellations. As a result, in both the third quarter of fiscal 2011 and for the first nine months of fiscal 2011, maintenance and other revenue decreased approximately 2% in comparison to the same periods in the prior year.
Services Revenue. Services revenue was $15.4 million and $14.1 million for the third quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, services revenue for the third quarter of fiscal 2011 would have been unchanged at $15.4 million, representing a $1.3 million, or 9%, increase from the same period last year. Services revenue increased across all regions during the third quarter of fiscal 2011 when compared to the same quarter last year. The increase in services revenue primarily related to an increase in number of services engagements. In addition, in the current quarter we recognized revenue previously deferred due to certain milestones being met.
Services revenue was $40.5 million and $42.5 million for the first nine months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, services revenue for the first nine months of fiscal 2011 would have been approximately $39.8 million, representing a $2.7 million, or 6%, decrease from the same period last year. Services revenue decreased in our North America and EMEA regions, partially offset by an increase in services revenue in our Asia Pacific and Latin America regions when comparing the first nine months of fiscal 2011 to the same period last year. Services revenue per customer was lower for the nine months of fiscal 2011 when compared to the same period last year. In addition, in the first nine months of fiscal 2010 we recognized $1.6 million of services revenue relating to one large engagement in the automotive sector which did not continue in fiscal 2011.
Costs and Expenses
Restructuring
In response to the difficult economic environment, we took steps to reduce headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives we reduced headcount by 260 full-time positions, or approximately 15% of the workforce, and incurred costs related to employee severance and benefits of $6.5 million. We incurred $0.9 million and $3.2 million of restructuring charges in the three and nine months ended October 31, 2009, respectively. We have not incurred any additional restructuring charges in the first nine months of fiscal 2011 and as of October 31, 2010, all plans are complete.

Restructuring charges for the three and nine months ended October 31, 2009 were as follows:

	Three Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2009	2009
	(in thousands)

Cost of maintenance, services and other revenue	$340	$1,074
Sales and marketing	468	1,125
Research and development	70	624
General and administrative	14	332

Total restructuring charges	$892	$3,155

Total Cost of Revenue

Three Months	Increase (Decrease)	Three Months	Nine Months	Increase (Decrease)	Nine Months
Ended	Compared	Ended	Ended	Compared	Ended
October 31,	to Prior Period	October 31,	October 31,	to Prior Period	October 31,
(in thousands)	2010	$	%	2009	2010	$	%	2009
Cost of revenue
Cost of license fees	$932	$(881)	-49%	$1,813	$3,952	$(1,399)	-26%	$5,351
Cost of maintenance, services and other	21,989	1,270	6%	20,719	63,109	(2,070)	-3%	65,179

Total cost revenue	$22,921	$389	2%	$22,532	$67,061	$(3,469)	-5%	$70,530

Percentage of revenue	41%	40%	43%	43%
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
Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $22.9 million for the third quarter of fiscal 2011 and $22.5 million for the third quarter of fiscal 2010, and as a percentage of total revenue was relatively consistent at 41% and 40% for the third quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, total cost of revenue for the third quarter of fiscal 2011 would have been approximately $23.0 million and as a percentage of total revenue would have been unchanged at 41%. The change in the cost of revenue as a percentage of total revenue for the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 was primarily related to higher services revenue in the overall revenue mix. Services revenue has higher associated direct costs, such as personnel costs, than the license and maintenance and other revenue categories. The non-currency related increase in cost of revenue of $0.5 million was primarily due to changes in services costs, such as higher third party contractors costs of $0.7 million, higher bonuses of $0.5 million and higher travel expense of $0.3 million partially offset by lower severance costs of $0.2 million, lower information technology and facilities allocated costs of $0.1 million and lower professional fees of $0.1 million. In addition to changes in services costs, cost of license fees decreased by $0.9 million in the third quarter of fiscal 2011 compared to the same period last year due to lower amortization of capitalized software costs.
Total cost of revenue was $67.1 million and $70.5 million for the first nine months of fiscal 2011 and 2010, respectively. As a percentage of total revenue, total cost of revenue was consistent at 43% for the first nine months of fiscal 2011 and 2010. Holding foreign currency exchange rates constant to fiscal 2010, total cost of revenue for the first nine months of fiscal 2011 would have been approximately $66.4 million and as a percent of revenue would have been unchanged at 43%. The non-currency related decrease in cost of revenue of $4.1 million was primarily due to changes in services costs, such as lower salaries and related costs of $3.0 million as a result of reductions in headcount, lower information technology and facilities allocated costs of $1.0 million and lower severance of $0.6 million partially offset by higher third party contractors costs of $0.9 million, higher travel expense of $0.3 million and higher bonuses of $0.3 million. In addition to changes in services costs, cost of license fees decreased by $1.4 million in the first nine months of fiscal 2011 compared to the same period last year due to lower amortization of capitalized software costs.

Sales and Marketing

	Three Months	Increase (Decrease)		Three Months	Nine Months	Increase (Decrease)		Nine Months
	Ended	Compared		Ended	Ended	Compared		Ended
	October 31,	to Prior Period		October 31,	October 31,	to Prior Period		October 31,
(in thousands)	2010	$ %		2009	2010	$ %		2009

Sales and marketing	$13,024	$856	7%	$12,168	$38,713	$18	0%	$38,731

Percentage of revenue	24%			22%	25%			24%
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
Sales and marketing expense was $13.0 million and $12.2 million for the third quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, sales and marketing expense for the third quarter of fiscal 2011 would have been approximately $13.1 million, representing an increase of $0.9 million, or 7%. The non-currency related increase in sales and marketing expense of $0.9 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was primarily due to higher salaries and related costs of $0.6 million, higher bonuses of $0.4 million, higher information technology and facilities allocated costs of $0.2 million and higher travel of $0.2 million partially offset by lower severance of $0.3 million and lower sales agent fees of $0.3 million.
Sales and marketing expense was consistent at $38.7 million for the first nine months of both fiscal 2011 and 2010. Holding foreign currency exchange rates constant to fiscal 2010, sales and marketing expense would have been approximately $38.2 million, representing a decrease of $0.5 million, or 1%. The non-currency related decrease in sales and marketing expense of $0.5 million when comparing the first nine months of fiscal 2011 to the same period of last year was primarily due to lower severance costs of $0.8 million, lower information technology and facilities allocated costs of $0.3 million and lower sales agent fees of $0.3 million partially offset by higher travel of $0.4 million, higher bonuses of $0.3 million and higher stock compensation expense of $0.2 million.
Research and Development

	Three Months	Increase (Decrease)		Three Months	Nine Months	Increase (Decrease)		Nine Months
	Ended	Compared		Ended	Ended	Compared		Ended
	October 31,	to Prior Period		October 31,	October 31,	to Prior Period		October 31,
(in thousands)	2010	$ %		2009	2010	$ %		2009

Research and development	$8,134	$(544)	-6%	$8,678	$26,280	$(2,069)	-7%	$28,349

Percentage of revenue	15%			15%	16%			17%
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

Research and development expense was $8.1 million and $8.7 million for the third quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, research and development expense for the third quarter of fiscal 2011 would have been approximately $8.2 million, representing a decrease of $0.5 million, or 6%. The non-currency related decrease in research and development expense of $0.5 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was primarily due to higher income from joint development projects of $0.7 million and lower professional fees of $0.3 million partially offset by higher salaries and related costs of $0.3 million and higher bonuses of $0.2 million.
Research and development expense was $26.3 million and $28.3 million for the first nine months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, research and development expense would have been approximately $26.1 million, representing a decrease of $2.2 million, or 8%. The non-currency related decrease in research and development expenses of $2.2 million when comparing the first nine months of fiscal 2011 to the same period of last year was primarily due to higher income from joint development projects of $1.1 million, lower severance of $0.6 million, lower information technology and facilities allocated costs of $0.5 million and lower professional fees of $0.4 million partially offset by higher bonuses of $0.2 million and higher stock compensation expense of $0.2 million.
General and Administrative

	Three Months	Increase (Decrease)		Three Months	Nine Months	Increase (Decrease)		Nine Months
	Ended	Compared		Ended	Ended	Compared		Ended
	October 31,	to Prior Period		October 31,	October 31,	to Prior Period		October 31,
(in thousands)	2010	$ %		2009	2010	$ %		2009
General and administrative	$7,472	$371	5%	$7,101	$22,613	$(879)	-4%	$23,492

Percentage of revenue	13%			13%	14%			15%
General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.
General and administrative expense was $7.5 million and $7.1 million for the third quarter of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, general and administrative expense for third quarter fiscal 2011 would have been approximately $7.4 million, representing an increase of $0.3 million, or 4%. The non-currency related increase in general and administrative expense of $0.3 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was primarily due to higher bad debt expense of $0.1 million, higher bonuses of $0.1 million and higher travel of $0.1 million.
General and administrative expense was $22.6 million and $23.5 million for the first nine months of fiscal 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2010, general and administrative expense would have been approximately $22.4 million, representing a decrease of $1.1 million, or 5%. The non-currency related decrease in general and administrative expense of $1.1 million when comparing the first nine months of fiscal 2011 to the same period of last year was primarily due to lower bad debt expense of $1.3 million, lower severance of $0.2 million and lower information technology and facilities allocated costs of $0.2 million partially offset by higher bonuses of $0.3 million, higher travel of $0.2 million and higher recruitment fees of $0.2 million.

Other Expense (Income)

Three Months	Increase (Decrease)	Three Months	Nine Months	Increase (Decrease)	Nine Months
Ended	Compared	Ended	Ended	Compared	Ended
October 31,	to Prior Period	October 31,	October 31,	to Prior Period	October 31,
(in thousands)	2010	$	%	2009	2010	$	%	2009
Other expense (income)
Interest income	$(140)	$(8)	-6%	$(132)	$(384)	$56	13%	$(440)
Interest expense	317	(4)	-1%	321	924	(24)	-3%	948
Other, net	139	650	127%	(511)	17	626	103%	(609)

Total other expense (income)	$316	$638	198%	$(322)	$557	$658	651%	$(101)

Percentage of revenue	1%	-1%	1%	0%
Net other expense (income) was $0.3 million and $(0.3) million for the third quarter of fiscal 2011 and 2010, respectively. Net other expense (income) was $0.6 million and $(0.1) million for the first nine months of fiscal 2011 and 2010, respectively. The unfavorable change related to lower exchange gains in both the current quarter and the first nine months of fiscal 2011 compared to the same periods in the prior year.
Income Tax Expense

	Three Months	Increase (Decrease)		Three Months	Nine Months	Increase (Decrease)		Nine Months
	Ended	Compared		Ended	Ended	Compared		Ended
	October 31,	to Prior Period		October 31,	October 31,	to Prior Period		October 31,
(in thousands)	2010	$ %		2009	2010	$ %		2009
Income tax expense	$1,855	$647	54%	$1,208	$1,522	$1,107	267%	$415
Percentage of revenue	3%			3%	1%			0%

Effective tax rate	53%			20%	66%			39%
We recorded income tax expense of $1.9 million and $1.2 million for the third quarter of fiscal 2011 and 2010, respectively. Our effective tax rate increased to 53% during the third quarter of fiscal 2011 compared to 20% for the same period in the prior year. We recorded income tax expense of $1.5 million and $0.4 million for the first nine months of fiscal 2011 and 2010, respectively. Our effective income tax rate increased to 66% from 39% for the same period in the prior year.
The higher effective tax rate for both the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010 was primarily due to the changes in the jurisdictional mix of income, the taxation of subsidiary interest in both foreign jurisdictions and the U.S., certain non-deductible expenses, including costs associated with the proposed recapitalization, and the expiration of the federal research and development tax credit.
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

Since the economic downturn, we have focused on reducing expenses and conserving cash. Our headcount is down 2%, or approximately 20 people, when comparing October 31, 2010 to October 31, 2009. We made only critical capital expenditures during fiscal 2010 and in the first nine months of fiscal 2011. We also modified our dividend program to give investors the choice of payment in stock or cash. Our focus on reducing expenses and conserving cash throughout fiscal 2010 and in the first nine months of fiscal 2011, combined with strong accounts receivable collection activities, contributed to our cash balance increasing from $44.7 million as of January 31, 2010 to $57.7 million as of October 31, 2010.
At October 31, 2010, our principal sources of liquidity were cash and equivalents totaling $57.7 million and net accounts receivable of $41.1 million. At October 31, 2010, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. We had no investments in securities with an underlying exposure to sub-prime mortgages nor did we hold auction rate notes or similar securities. Approximately 75% and 70% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2010 and January 31, 2010, respectively. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last two fiscal years nor do we expect to draw down on the line of credit during fiscal 2011. The facility expires in April 2011 and we plan to evaluate the requirements for a new credit line before the expiration of the current credit line. We believe we have the ability to secure a new credit facility.
Our primary commercial banking relationship is with Bank of America and its global affiliates and as of October 31, 2010, the portion of our cash and equivalents held by Bank of America was approximately 85%.
The following table summarizes our cash flows for the nine months ended October 31, 2010 and 2009, respectively.

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
(in thousands)	2010	2009
Net cash provided by operating activities	$16,057	$15,604
Net cash used in investing activities	(1,308)	(932)
Net cash used in financing activities	(2,484)	(3,839)
Effect of foreign exchange rates on cash and equivalents	791	1,427

Net increase in cash and equivalents	$13,056	$12,260

Net cash flow provided by operating activities was $16.1 million for the first nine months of fiscal 2011 and was primarily comprised of cash flow from accounts receivable and the effect of non-cash expenses associated with depreciation, amortization and stock compensation expense. The primary working capital source of cash was a decrease in accounts receivable related to collections in excess of billings in the first nine months of fiscal 2011, which is typical due to the high volume of annual maintenance billings at year-end. The increase to working capital cash flows was partially offset by a decrease in deferred revenue and a decrease in accounts payable. During the first nine months of fiscal 2011 and 2010, we made severance payments related to our restructuring plans of $0.1 million and $5.6 million, respectively.
Capital expenditures were $1.0 million and $0.6 million for the first nine months of fiscal 2011 and 2010, respectively. We continue to closely monitor our capital spending and expect to incur amounts in the fourth quarter of fiscal 2011 at a similar run rate to the first three quarters of fiscal 2011. We do not believe we are delaying critical capital expenditures required to run the business.
Dividend-related payments for the first nine months of fiscal 2011 totaled $1.9 million compared to $1.2 million in the same period of fiscal 2010. Starting with the fiscal 2010 second quarterly dividend, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash.

There were no stock repurchase-related payments during the first nine months of fiscal 2011. We do not currently have a stock repurchase program in place; however, the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.
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
DSO under the countback method was 64 days at October 31, 2010, compared to 54 days at January 31, 2010 and 58 days at October 31, 2009. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 67 days at October 31, 2010, compared to 104 days at January 31, 2010 and 64 days at October 31, 2009. The increase in DSO under the countback method as of October 31, 2010 when compared to January 31, 2010, was primarily related to less billings in the third quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. This result is generally consistent with management expectations as our fourth quarters include a higher volume of annual maintenance renewals than the other quarters. The increase in DSO under the countback method as of October 31, 2010, when compared to October 31, 2009, was related to an increase in DSO in our EMEA and North American regions, partially offset by a decrease in DSO in our Latin American and Asia Pacific regions. The increase in DSO in the EMEA region was due primarily to lower billings while the increase in DSO in the North American region was due primarily to lower collections as a percentage of billings in the third quarter of fiscal 2011 when compared to the same period in fiscal 2010. The accounts receivable aging did not deteriorate in either the EMEA or North American regions. We believe our reserve methodology is adequate and our reserves are properly stated as of October 31, 2010. We will continue to monitor our receivables closely given the current economic environment.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Rates. For the first nine months of fiscal 2011 and 2010, approximately 40% and 35% of our revenue was denominated in foreign currencies. Approximately 45% and 40% of our expenses were denominated in currencies other than the U.S. dollar for the first nine months of fiscal 2011 and 2010, respectively. Fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.
Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. For the first nine months of fiscal 2011 and 2010, foreign currency transaction and remeasurement gains totaled $(0.2) million and $(0.6) million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Income. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of October 31, 2010 there were no borrowings under our unsecured loan agreement.
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

QAD Inc. (Registrant)
Date: December 9, 2010	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer (on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller (Chief Accounting Officer)