Form 10-K
period 2011-01-31
QAD INC
filed 2011-04-15
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22823

________________

QAD Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0105228
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Innovation Place
Santa Barbara, California 93108
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code (805) 566-6000

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Security Class A Common Stock, $.001 par value Class B Common Stock, $.001 par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(b) of the Act: None

________________

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO

As of July 31, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 31,526,729 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2010) was approximately $51.9 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2011, there were 12,795,848 shares of the Registrant’s Class A common stock outstanding and 3,184,076 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 7, 2011.

QAD INC.
FISCAL YEAR 2011 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” which are incorporated herein by reference, and as may be updated in filings we make from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date of this Annual Report on Form 10-K and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2012.

PART I

ITEM 1.      BUSINESS

ABOUT QAD

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a global provider of enterprise software applications, and related services and support. QAD provides enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. QAD software is used by over 2,500 global manufacturing companies and we employ approximately 1,350 people worldwide. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

QAD’s enterprise resource planning (“ERP”) suite is called QAD Enterprise Applications and was formerly marketed as MFG/PRO. QAD Enterprise Applications supports our global manufacturing customers’ core business needs and enables their most common business processes.

QAD typically sells licenses to its software under a perpetual licensing model.  Customers who purchase perpetual licenses typically deploy the application using an on premise model on their own servers.  Customers under the perpetual licensing model may purchase separately, contracts for maintenance and additional services.  QAD also offers an on demand deployment option in which QAD hosts the application and provides support and management of the environment, and where the customers pay a subscription fee that grants them access to the environment.

Industries we serve:

Automotive: QAD solutions address the needs of global automotive parts manufacturers. QAD solutions are developed with specific capabilities to support industry initiatives, such as the Materials Management Operational Guidelines/Logistics Evaluation. Our solutions support the collaboration requirements of “Tier 1” suppliers (the companies who deal directly with Original Equipment Manufacturers) and suppliers at lower tiers of the supply chain. QAD actively participates in key industry associations and supports customers in the main automotive markets around the world.

Consumer Products: QAD delivers solutions for consumer products companies worldwide. Our customers manufacture a broad range of consumer products from consumer electronics to durable goods. QAD solutions address the complex demand management and replenishment requirements of companies supplying a retail supply chain, including promotional pricing, cold chain and quality compliance.

Food and Beverage: QAD solutions address many sectors of the food and beverage industry. We address the needs of customers in the daily fresh and fresh-baking industries, who plan and deliver their production within hours instead of days. Additionally, we support regulatory and quality initiatives throughout the Cold Chain and Hazard Analysis and Critical Control Point Analysis. QAD solutions are used to control the entire supply chain and manufacturing process from the primary produce end of the value chain to the supermarket shelf.

High Technology (Electronics): QAD solutions are used by many high technology companies whose products include semi-conductors, smart cards, telecommunications equipment, and test and measurement equipment. QAD solutions are used to control their entire businesses, including after sales service and support and the management of field engineers harnessing QAD’s mobile technology.

Industrial Products: QAD solutions address the needs of companies who make industrial products for a diverse range of market segments. Our customers include companies that manufacture components for the aerospace industry and sophisticated ceramics used in defense products. These companies benefit from QAD’s knowledge in supporting product configuration and engineering control.

Life Sciences: QAD solutions support life sciences manufacturers, particularly those developing medical devices and bio-technology products. Our solutions support regulatory compliance requirements in Current Good Manufacturing Practices.

THE QAD STRATEGY

QAD’s vision for its customers is called the Effective Enterprise. As an Effective Enterprise, a company operates at peak efficiency by executing in the most efficient manner, without wasted effort or resources. QAD is helping companies achieve this vision by aligning their systems and processes with their business goals and strategies. We do this by delivering solutions that promote efficient operations, deployment technologies that make applications simpler to support and easier to use and learn, and implementation methods that simplify and reduce risk and effort. Moreover, we develop our methods and products to support this vision and align with industry requirements.

Our Effective Enterprise vision is the foundation for our strategies as follows:

Enhance Customer Engagement to Deliver Continuous Value. QAD engages closely with customers at every stage in the sales and services lifecycles. We have developed several consultative engagement processes designed to assess our customers’ business and manufacturing needs, and provide counsel and solutions to help achieve them. We review their business processes to help refine their existing systems and/or deploy new tools. We advise how best to deploy and use QAD Enterprise Applications and engage with QAD Global Services, or our partners, to achieve maximum value. We have experienced services personnel located throughout the world to provide global deployment consistency and standards. Our services organization combines deep industry expertise with tools developed specifically to meet our customers’ needs.

Leverage QAD Expertise in Key Industries. QAD employs staff with specific knowledge and experience in the industries in which our customers operate. We actively participate in leading industry associations and are seen by our customers as experts in their field. Our knowledge is often guided and enhanced by regular customer interaction. This collective experience and industry interaction allows QAD to develop solutions with specific capabilities that address our customers’ needs.

Leverage the QAD Brand in Emerging Markets. Many QAD customers operate as global manufacturing companies. They rely on us to deliver products and services when and where they need them. These customers often establish operations in countries with emerging economies. They want to benefit from lower cost of operations and growing market opportunities. To support our customers’ strategies, we too have established operations in emerging markets. We leverage our local market presence, our extensive global partner network, and develop products that support local languages, business practices and regulatory requirements to cumulatively provide QAD customers with the support and expertise they need to capitalize on emerging market opportunities.

Invest in Research and Development. QAD continues to commit significant investment in research and development (“R&D”). We have expanded the capabilities of QAD Enterprise Applications to enhance its value to customers and improve our competitive position. In fiscal year 2011, we delivered significant product features and functionality enhancements to both our Standard Edition and Enterprise Edition of QAD Enterprise Applications. We enhanced both products in areas of business intelligence, enterprise asset management, manufacturing workbenches and overall usability. To support our R&D strategy, we also acquire businesses and technologies that complement our capabilities. Additionally, we address customers’ requirements through joint development initiatives. These efforts have yielded capabilities from which all QAD customers have benefitted.

Continue to Embrace Evolving Technologies. QAD continues to embrace new technologies that deliver value to our customers and support their ever-changing technological, financial and business requirements. Currently, one of these evolving technologies is cloud ERP. Cloud ERP, which consists of delivering software as a service (“SaaS”), or On Demand products, data storage and access, computing and communications, along with other services through the Internet versus on a company’s on-site servers, networks and infrastructure,  is rapidly growing in popularity.  As businesses look at new ways to reduce the cost of managing and maintaining their information technology (“IT”) systems, while remaining current with rapidly evolving technology trends in an increasingly global economy, cloud ERP can offer businesses the ability to securely provide data and applications to their employees, partners and customers, anywhere in the world through Internet-accessible servers that are managed and maintained by third parties.  Increased market acceptance of cloud ERP is driving adoption of more mission critical cloud-based services.  Businesses are viewing cloud ERP, or SaaS, as a smart investment because it offers many benefits, including low initial and predictable ongoing costs, reduced cost of ownership, high reliability and reduced IT complexity.

Leverage Customer Relationships. QAD continues to cultivate strong customer loyalty and lasting relationships based on trust, responsiveness, and quality. QAD provides capabilities that enable our customers to manage and grow their organizations. We also offer many value-added tools as part of our customers’ maintenance and support agreements. These include a wide range of online learning material and upgrades to our latest user interface at no additional charge.

Leverage Our Global Partner Network. QAD’s network of strategic partnerships, alliances and consultants extends the functionality of QAD solutions and supports our customers’ needs around the world. Our network ensures QAD customers receive a consistent level of high quality sales, support, solutions and services delivery, across the globe, from major territories to remote geographies. This QAD “ecosystem” allows us to augment our direct sales organization with distributors and sales agents, and our services organizations with additional consulting and implementation services.

QAD SOLUTIONS

QAD products and services support the common business processes used by global manufacturing customers. We continuously monitor emerging business requirements and practices and incorporate them into our product and solutions strategies. Our ERP suite, QAD Enterprise Applications incorporates pre-defined business processes that reflect common best practices for customers in our target markets. This supports our solutions which are easy to implement, simple to use and deliver value to our customers’ business.

In support of our focus on business process efficiency, we have integrated process maps for all common business processes into our software and developed QAD Process Editor. This tool simplifies implementation, maps all common business processes and facilitates navigation throughout the entire product suite. QAD process maps are integrated into the software user interface and serve several functions. They allow users to visualize how their company’s business processes are configured and help understand the context of their role in a particular process. They launch application functionality and visually demonstrate how information and material flows throughout the business. QAD process maps greatly reduce the challenges of training users in broad application functionality.

In fiscal year 2011, we also incorporated the foundation for a new methodology that we call ‘Easy On Boarding’. This set of tools integrates with the QAD Process Editor to simplify our solutions implementations. The Easy On Boarding concept is used during implementation when customers map their specific business processes to predefined process maps and attach operating procedures and other relevant information to each process step to assist in training users and to provide further documentation for the process. This information is easily accessed when the system is in production which reduces the need to document business processes and operating procedures, and accelerates implementation. We will continue to invest in the development of Easy On Boarding.

QAD customers often integrate QAD solutions with other systems they use within their organizations. QAD solutions have been developed to facilitate integration. For example, we enable seamless integration with all desktop applications. QAD solutions can support operations on many relational database platforms and connect to different data sources. QAD solutions also integrate easily with other software applications and Web services. Using our QXtend toolset, customers can connect to different software, even when remote, and use industry standard middleware products such as the MQ™ series or the Sonic™ Enterprise Service Bus.

QAD products have been designed to be simple to learn and use, and have a user-friendly interface design. We have invested significant research and development in the areas of usability to enhance the user experience.

QAD Enterprise Applications

QAD Enterprise Applications is an integrated suite of software applications which supports the core business processes of global manufacturing companies. The suite provides specific functionality for global manufacturing companies in targeted industries. QAD Enterprise Applications allows customers to monitor, control and support their operations, whether operating a single plant or multiple sites, wherever they are located in the world.

QAD Enterprise Applications has evolved over time to address a broader range of business processes. It is available in two editions, Standard Edition and Enterprise Edition. The Enterprise Edition provides supplementary capabilities to the Standard Edition, primarily related to an advanced Enterprise Financials suite, which has additional capabilities to assist companies with global complexities in their business models.

QAD Enterprise Applications supports multiple deployment methods, including: On Premise (the system is installed on a customer’s computer), On Appliance (the system is delivered on a machine that QAD remotely supports and administers), On Demand (the system is delivered in a SaaS/cloud application model and is accessible remotely via the Internet), or as a hybrid of these options. Blended deployment allows customers to choose how they deploy their business solutions based on their unique business needs.

QAD Enterprise Applications is comprised of the software suites detailed below.

QAD Financials

QAD Financials provides advanced capabilities to manage and control fiscal business processes at a local, regional and global level. It supports multi-company, multi-currency, multi-language and multi-tax jurisdictions, as well as robust consolidated reporting and budgeting controls. These capabilities give cross-functional stakeholders instant access to their company’s entire financial position enabling faster, more informed decision-making. QAD Financials covers both transactional accounts and corporate finance requirements.

QAD Customer Management

QAD Customer Management (“CM”) enables global manufacturers to acquire new customers efficiently, grow revenue through multiple channels and retain customers through superior service and support. QAD CM helps customers measure marketing campaigns, manage the sales opportunity lifecycle, and optimize order and fulfillment processes. Additionally, QAD CM helps customers anticipate their customer demand and ensure retention though multiple service channels and the customer self-service module.

QAD Manufacturing

QAD Manufacturing delivers complete capabilities in the areas of planning and scheduling, cost management, material control, shop floor control and reporting in various mixed-mode manufacturing environments. This includes Discrete, Repetitive, Kanban (token-based visual control), Flow, Batch/Formula, Process and Co-products/By-products manufacturing environments.

QAD Manufacturing enables companies to deploy business processes in line with their industry’s best practices. The integration between scheduling, planning, execution and materials allows tight control and simple management of processes.

QAD Supply Chain

QAD Supply Chain is a comprehensive group of applications that fulfills the diverse materials planning and movement requirements of global companies. This solution set delivers functionality and capabilities that help manufacturers drive margin and cost improvements, enhance customer satisfaction and meet industry compliance requirements. Manufacturers can align supply and demand to support the delivery of the right product, to the right place, at the right time, at the most efficient cost.

QAD Supply Chain addresses simple or complex networks with enhanced functionality available as the enterprise grows. Collaborative portals are available for both demand and supply side needs.

QAD Service and Support

QAD Service and Support enables exceptional customer service and support after the sale, providing a key opportunity for businesses to differentiate themselves from competitors. QAD Service and Support handles service calls, manages service queues and organizes mobile field resources to promote customer satisfaction. It also provides extensive project management support, helping organizations track materials and labor against warranty and service work, compare actual costs to budget, and generate appropriate invoicing.

QAD Enterprise Asset Management

QAD Enterprise Asset Management is an integrated plant operation solution. It enables companies to operate global manufacturing plants smoothly and keep equipment running at the lowest cost. The QAD Enterprise Asset Management suite manages assets from inception through operations and replacement. This suite is a critical component of many global manufacturers’ systems today.

QAD Transportation Management

QAD Transportation Management streamlines transportation processes, reduces costs and ensures global compliance. QAD Transportation Management addresses the needs of distributors and manufacturers in the key areas of global trade management, freight management and trade compliance. QAD markets QAD Transportation Management directly to existing manufacturing customers and to companies outside of our installed base, under the Precision brand.

QAD Analytics

QAD Enterprise Applications provides decision makers and company stakeholders with key data right at their desktop. QAD Analytics helps customers perform complex analyses, make more informed decisions, and improve performance management overall. Our extended capabilities called Operational Metrics enables users to establish key performance indicators and visualize exceptions and conditions against them. It also helps to measure the efficiency and effectiveness of an operation or process.

In fiscal year 2011, QAD launched its next generation release of QAD Business Intelligence (“BI”). This QAD Enterprise Applications module is comprised of three key application components: QAD BI Data Warehouse, BI Module(s) and QAD BI Portal. Combined, these components can provide organizations with easy access to consolidated performance-based data from multiple sources across the enterprise. QAD Business Intelligence can also provide a complete solution that enables C-level executives and key decision makers to access, analyze and share critical information dynamically.

QAD Interoperability

QAD Enterprise Applications is built on a service-oriented architecture (“SOA”). This allows customers to integrate QAD Enterprise Applications with other non-QAD core business applications. Through our QAD QXtend toolset, we promote open interoperability and offer QAD customers a choice of technologies in their software environments. This ease of integration lowers the total cost of ownership for our customers.

QAD On Demand and Other Products offered on a Subscription Basis

QAD products sold on a subscription basis include QAD On Demand, QAD Supply Chain Portal and QAD Transportation Management System Content (“TMS Content”).

QAD On Demand

QAD delivers the capabilities of QAD Enterprise Applications in a SaaS model with its QAD On Demand offering.  Customers pay a monthly subscription fee for use of QAD software, support and management of their system through the Internet versus on a company’s own server.

QAD Supply Chain Portal

Supply Chain Portal is a hosted Internet application that provides a customer’s authorized suppliers real-time visibility into their inventory, schedule and order data.  The application improves supplier efficiency and reduces operating and inventory costs through real-time supply chain collaboration.

QAD TMS Content

TMS Content is a hosted Internet application which obtains real time parcel carrier routing information and rates and ensures that content data is both accurate and compliant.  This subscription service includes automatic carrier updates for routes, published rates, surcharges, and changes to service offerings.

Our subscription offerings provide our customers flexibility in how they manage their IT environments.  These products provide many benefits, including low initial and predictable ongoing costs, reduced cost of ownership, high reliability and reduced IT complexity.  Subscription revenues represented less than 5% of total revenues in each of fiscal 2011, 2010 and 2009.

QAD Customer Support and License Updates

We offer customer support services and product enhancements and upgrades. QAD Customer Support includes Internet and telephone access to technical support personnel located in our global support centers.  Through our support offering, QAD provides the resources, tools and expertise needed to maximize the use of QAD Enterprise Applications. We offer access to an extensive knowledge base, online training materials, a virtual training environment, remote diagnostics, a software download center and live chat. Our global support professionals focus on quickly resolving customers’ issues, maintaining optimal system performance, and providing uninterrupted service for complete customer satisfaction.

License updates provide customers with rights to unspecified software product upgrades during the term of the support period. Customer support services and license updates are provided as part of our maintenance contracts. Substantially all of our customers purchase maintenance when they acquire new licenses and greater than 90% of our customers renew their maintenance contracts annually. Our maintenance and other revenue represented 60%, 61% and 51% of our total revenues in fiscal 2011, 2010 and 2009, respectively.

QAD Global Services

QAD Global Services comprises over 350 consultants in more than 20 countries. We augment our global services organization with a vast, global network of strategic partners, alliances and consultants. Global Services provides global coverage and local expertise which helps customers get the best value from their QAD investment. QAD Global Services employs Easy On Boarding implementation methodology, based on best practice templates and global standards.

QAD Global Services offers the following:

•       Implementation Services: Includes implementations, core model development and rollout, customization development, training, installations and reporting services;

•       On Demand and Application Management Services: Includes service delivery management, application life cycle management, help desk support, systems management and infrastructure management services;

•       Migration and Upgrade Services: Includes technical conversions, service pack upgrades, customization upgrades, migrations to current releases of QAD Enterprise Applications and upgrade assessments; and

•       Business Process Management Services: Includes business process optimization services, business metrics improvement, health checks and return on investment tools.

QAD Education

QAD Education delivers an extensive course curriculum in a variety of convenient formats. We allow QAD customers to fully leverage the capabilities of QAD Enterprise Applications. QAD Education includes instructor-led training (either in classroom or live via distance learning). We offer independent, online learning modules and self-study training guides. We offer direct access to the software for hands-on practice. QAD also offers customized courses taught on-site to meet specific company needs.

QAD Enterprise Applications course offerings are available to end users, IT professionals and department managers, partners and consultants. QAD Education also provides industry recognized certification for most courses.

QAD GLOBAL PARTNER NETWORK

QAD’s Global Partner Network is an “ecosystem” of strategic partnerships and alliances with solution sellers, consultants, software and database developers, independent software vendors, system integrators and service organizations worldwide. QAD has more than 150 alliances of varying size and complexity. From major territories to remote geographies, this network seamlessly delivers sales, support, solutions and services as one unified QAD organization. QAD cultivates long-term relationships with alliances we deem the industry’s best and who can deliver value to our customers.

The QAD network extends the functionality of QAD solutions and the value-chain to our customers. We deliver specific applications that meet customer requirements and support varying hardware platforms. Periodically, QAD jointly develops technology with our partners and provides third-party functionality embedded into or integrated with QAD products.

COMPETITION

QAD Enterprise Applications are sold to global manufacturing companies in the automotive, consumer products, food and beverage, high technology (electronics), industrial products and life sciences markets. Within these manufacturing industries, QAD competes against ERP vendors who are regarded as generalist, specialist, or smaller or local market providers with niche offerings. QAD considers the key competitive factors in each of the categories we serve to be total cost of ownership, scalability, reliability, security, functionality, usability, quality, ease of management, service and support.

SAP, Oracle, Infor and Microsoft Dynamics hold the largest market share of the broad ERP marketplace. These companies have broad market footprints developing applications targeted at many industries. Specialist ERP providers include Epicor, Lawson and several others. These vendors typically focus on point solutions and/or niche offerings, focused on a specific functionality, product area or industry.

QAD also competes in the emerging space of cloud ERP delivered in a SaaS model with its QAD On Demand offering. In this space, QAD primarily competes with existing ERP players who are focused on developing or delivering cloud ERP solutions delivered in a SaaS model. Additionally, some smaller companies have developed basic solutions.

From a competitive perspective, ERP providers of all sizes often compete for the same business in a given market. The scalability of QAD Enterprise Applications allows companies with as few as five users and as many as thousands of users to use the same applications. This scalability enables local companies to deploy the same applications as global companies.

TECHNOLOGY AND PRODUCT DEVELOPMENT

QAD Enterprise Applications was designed to adapt to customer requirements and integrate with other systems. We embrace open components which allow customers to utilize different operating systems, hardware platforms and underlying databases when deploying their software applications. Recently, we transitioned to a services-oriented architecture for our applications to allow QAD Enterprise Applications components to communicate with one another through industry-standard messaging techniques. We also allow our customers to harness other Web services to deliver the full benefit to their businesses.

QAD Enterprise Applications utilizes a variety of commonly available and widely supported development environments. The most significant technologies we use are the Progress Open Edge platform, Microsoft's .NET framework, and Java, originally created by Sun Microsystems. QAD Enterprise Applications supports most commercial operating systems, including most LINUX-derived operating systems, Windows Server System 2003/2008 and most proprietary versions of UNIX. Where practical, QAD uses open industry standards to collaborate and integrate QAD Enterprise Applications with other systems.

QAD’s domain architecture provides the foundation for QAD Enterprise Applications. This architecture gives global customers greater flexibility in their choices for system deployment. Customers can select centralized, decentralized or hybrid computing architectures with parts of their enterprise running from both central resources and local resources. QAD customers also can configure their systems to support dynamic business models and customers can easily reconfigure their systems to reflect business structure modifications, such as divestments or acquisitions.

In recent years, QAD has invested heavily on developing software that is simple and intuitive to users, requires minimal training and delivers high functionality. QAD has created a single interface for most of its software applications. This user interface enables users to harness common functions such as reporting and inquires, regardless of which part of the software application they use. Additionally, customers benefit from simple navigation and the ability to visualize their roles in the context of a business process. QAD continues to focus on developing QAD Enterprise Applications to be simple and intuitive to use to maximize productivity.

RESEARCH AND DEVELOPMENT

QAD primarily develops and enhances its products through its own internal network of QAD research and development personnel. This autonomy enables QAD to maintain design and technical control of its software and technology to meet the distinct and evolving needs of our customers.

QAD’s R&D organization develops new products and enhances existing products that are focused on the underlying functional areas of our application suite including financials, supply chain, manufacturing, customer management and analytics. We also focus on the foundation and technology of our applications, such as user interface and usability.

QAD develops new or enhanced product features based on extensive customer feedback. Periodically, QAD R&D teams will work jointly with customers to develop functionality that meets precise industry needs and introduces innovative capabilities to our product suite. This customer-driven development validates market requirements and accelerates product development. Our goal is to bring the right products to market at the right time to meet our customers’ needs. QAD makes new product releases generally available each year in March and September.

Additionally, QAD supplements its R&D organization with a number of technology partners that support our underlying architecture or embedded technologies. We may purchase or license intellectual property as necessary. These agreements extend QAD’s R&D capabilities to deliver rich, broad functionality and allow QAD and its partners to focus on their respective core competencies.

QAD operates as a global R&D organization, comprising of approximately 310 R&D employees located in QAD offices in the United States, India, China, Ireland, Australia and Belgium. Our R&D expenses totaled $34.6 million, $37.3 million and $43.1 million in fiscal years 2011, 2010 and 2009, respectively.

SALES AND MARKETING

QAD sells its products and services through direct and indirect sales channels located throughout the regions of North America, Latin America, Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Each region leverages global standards and systems to enhance consistency when interacting with global customers. Additionally, we have a global strategic accounts team which is responsible for the management of QAD’s largest global customers.

Our direct sales organization includes approximately 70 commissioned sales people. We continually align our sales organization and business strategies with market conditions to maintain an effective sales process. We cultivate the industries we serve within each territory through marketing, local product development and sales training.

Our indirect sales channel consists of over 40 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. We also identify global sales opportunities through our relationships with implementation service providers, hardware vendors and other third parties.

Our marketing strategy is to build the QAD brand and develop demand for our products. Our main objectives are to shape and strengthen our valuable business relationships and increase awareness and revenue-driving leads. We do this by openly and consistently communicating with QAD customers, prospects, partners, investors and other key audiences. We reach these audiences through many channels, including globally integrated marketing campaigns, which are frequently executed at the regional and local levels; media and analyst relations; customer events; Web-based communications; and sales tool development and field support.

EMPLOYEES

As of January 31, 2011, we had approximately 1,350 full-time employees, including approximately 570 in support and services, 310 in research and development, 250 in sales and marketing and 220 in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union.

RECAPITALIZATION

On December 14, 2010, QAD shareholders approved a Recapitalization plan (the “Recapitalization”) pursuant to which the Company (i) established two classes of common stock, consisting of a new class of common stock with one-twentieth (1/20th) of a vote per share, designated as Class A common stock $0.001 par value per share (the "Class A Common Stock") and a new class of common stock with one vote per share, designated as Class B common stock $0.001 par value per share (the "Class B Common Stock"); (ii) reclassified each issued and outstanding whole share of the Company's existing $0.001 par value per share common stock (the "Existing Stock") as 0.1 shares of Class B Common Stock; and (iii) issued a dividend of four shares of Class A Common Stock for each share of Class B Common Stock outstanding after giving effect to the foregoing reclassification.  The Recapitalization has the effect of a two-to-one reverse stock split.

SEGMENT REPORTING

We operate in a single reporting segment. Geographical financial information for fiscal years 2011, 2010 and 2009 is presented in Note 13 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

ITEM 1A.      RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A or Class B common stock.

THE ECONOMY WILL IMPACT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The Company’s operations and performance are impacted by worldwide economic conditions, which are themselves impacted by other events, such as natural disasters and political turmoil. For example, recent incidents in Japan have disrupted the global supply chain and political unrest in the Middle East has increased the volatility of oil prices. Such events, as well as continued US military interventions, demonstrate that our customers’ ability to find markets and purchase our products is subject to events outside our control. Ongoing uncertainty about current global economic conditions may negatively affect our business, operating results and financial condition as consumers and businesses may continue to postpone spending in response to tighter credit, high unemployment, natural disasters, political unrest and negative financial news. Uncertainty about current global economic conditions could also increase the volatility of the Company’s stock price.

RISK OF FLUCTUATIONS IN REVENUE AND EXPENSE

Because of significant fluctuations in our revenue, period-to-period comparisons of our revenue or profit may not be meaningful. Our quarterly and annual operating results have fluctuated in the past and may do so in the future. Such fluctuations have resulted from the seasonality of our customers’ manufacturing businesses and budget cycles and other factors. As a result, period-to-period comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods or that we will be profitable on a quarterly or annual basis.

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

The services business may fluctuate. Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license sales. In addition, continuous engagement services, such as Application Management Services offerings, may involve fixed price arrangements, fixed costs and significant staffing which require us to make estimates and assumptions at the time we enter into these contracts. Variances between these estimates and assumptions and actual results could have an adverse affect on our profit margin and/or generate negative cash flow. To the extent that we are not successful in securing orders from customers to provide services, or to the extent we are not successful in achieving the expected margin on such services, our results may be negatively affected.

A significant portion of our revenue is derived from maintenance renewals with our existing installed base of customers. Significant portions of our maintenance revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer renew or that a customer pay new license or service fees to QAD following the initial purchase. If our existing customers do not renew their maintenance agreements or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be materially impacted.

Our maintenance renewal rate is dependent upon a number of factors such as our ability to continue to develop and maintain our products, our ability to continue to recruit and retain qualified personnel to assist our customers, and our ability to promote the value of maintenance for our products to our customers. Maintenance renewals are also dependent upon factors beyond our control such as technology changes and their adoption by our customers, budgeting decisions by our customers, changes in our customers’ strategy or ownership and plans by our customers to replace our products with competing products. If our maintenance renewal rate were to fall, our revenue would be adversely affected.

Fixed expense level is based on expected revenues. Our expense level is relatively fixed and is based, in significant part, on expectations of future revenue. If revenue levels fall below expectations, expenses could be disproportionately high as a percentage of total revenue, which would adversely affect our operating results.

Health care reform in the United States could increase the costs of maintaining our health benefit programs. Legislation addressing health care reform could have a significant ongoing impact on the costs of maintaining our employee health benefit programs and our tax liabilities, which would significantly impact our annual net income and cash flows.

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

We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate. Periodically, we may receive notices that a tax authority to which we are subject has determined that we owe a greater amount of tax than we have reported to such authority, in which case, we may engage in discussions or possible disputes with these tax authorities. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in the United States and in various foreign jurisdictions.  Audits or disputes relating to non-income taxes may result in additional liabilities that could negatively affect our operating results, cash flows and financial condition.

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

In some cases, we provide a portion of a customer solution that also depends on third parties. While we believe we have established a robust global support and services organization, we continue to rely on third parties for a portion of our implementation and systems support services. We also occasionally cooperate with third party software providers of point solutions as part of an overall proposal. In some situations, such as when these third parties are the primary contractor or otherwise an essential party to a larger arrangement, this reliance on third parties may cause sales cycles to be lengthened and/or may result in the loss of sales.

We have historically recognized a substantial portion of our revenue from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until the end of a particular quarter. Our revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter. We are unlikely to be able to generate revenue from alternative sources if we discover a shortfall near the end of a quarter.

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

DEPENDENCE ON THIRD-PARTY SUPPLIERS

We are dependent on Progress Software Corporation. The majority of QAD Enterprise Applications are written in a programming language that is proprietary to Progress Software Corporation (“Progress”). These QAD Enterprise Applications do not run within programming environments other than Progress and therefore our customers must acquire rights to Progress software in order to use these QAD Enterprise Applications. We have an agreement with Progress under which Progress licenses us to distribute and use Progress software related to our products. This agreement remains in effect unless terminated either by a written three-year advance notice or due to a material breach that is not remedied.

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

We are dependent on other third-party suppliers. We resell certain software which we license from third parties other than Progress. There can be no assurance that these third-party software arrangements and licenses will continue to be available to us on terms that provide us with the third-party software we require, provide adequate functionality in our products on terms that adequately protect our proprietary rights or are commercially favorable to us.

Certain QAD Enterprise Applications are developed using embedded programming tools from Microsoft and Sun Microsystems (owned by our competitor Oracle) for the Microsoft.NET framework and Java Programming environments, respectively. We rely on these environments’ continued compatibility with customers’ desktop and server operating systems. In the event that this compatibility is limited, some of our customers may not be able to easily upgrade their QAD software. If the present method of licensing the .NET framework as part of Microsoft’s Desktop Operating systems is changed and a separate price were applied to the .NET framework, our expenses could increase substantially. Similarly, if Oracle decided to charge fees or otherwise change the historical licensing terms for Java technology, our expenses could increase substantially. For both of the .Net and Java elements, we rely on market acceptance and maintenance of these environments and we may be adversely affected if these were withdrawn or superseded in the market.

We also maintain development, product, and supplier services alliances with third-parties. These alliances include software developed to be sold in conjunction with QAD Enterprise Applications, technology developed to be included in or encapsulated within QAD Enterprise Applications, joint development efforts with partners or customers, and third-party software programs that generally are not sold with QAD Enterprise Applications, but interoperate directly with QAD Enterprise Applications. We also have a service provider agreement for the provision of certain infrastructure related to our On Demand offerings. Our strategy may include additional investment in research and development efforts involving third parties, as well as a greater focus on potential acquisitions to aid in expanding the breadth of the product line.

Our partner agreements, including development, product acquisition and reseller agreements, contain appropriate confidentiality, indemnity and non-disclosure provisions for the third-party and end-user. Failure to establish or maintain successful relationships with these third parties or failure of these parties to develop and support their software, provide appropriate services and fulfill confidentiality, indemnity and non-disclosure obligations could have an adverse effect on us. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property.

RAPID TECHNOLOGICAL CHANGE

The market for QAD Enterprise Applications is characterized by rapid technological change. Customer requirements for products can change rapidly as a result of innovation or change within the computer hardware and software industries, the introduction of new products and technologies and the emergence of, adoption of, or changes to, industry standards. Our future success will depend upon our ability to continue to enhance our current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, keep pace with industry and compliance standards and achieve market acceptance. Our failure to successfully develop or acquire and market product enhancements or new products could have an adverse effect on us.

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

PROPRIETARY RIGHTS AND CUSTOMER CONTRACTS

Our success is dependent upon our proprietary technology and other intellectual property. We rely on a combination of protections provided by applicable copyright, trademark, patent and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. We enter into licensing agreements with each of our customers and these agreements provide for the non-exclusive use of QAD Enterprise Applications. Our license contracts contain confidentiality and non-disclosure provisions, a limited warranty covering our applications and indemnification for the customer from infringement actions related to our applications.

We license our source code to our customers, which makes it possible for others to copy or modify our software for impermissible purposes. We generally license our software to end-users in both object code (machine-readable) and source code (human-readable) formats. While this practice facilitates customization, making software available in source code also makes it possible for others to copy or modify our software for impermissible purposes. Our license agreements generally allow the use and customization of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties.

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

We may be exposed to product liability claims and other liability. While our customer agreements typically contain provisions designed to limit our exposure to product liability claims and other liability, it is possible that such provisions may not be effective under all circumstances.

We have an errors and omissions insurance policy. However, this insurance may not continue to be available to us on commercially reasonable terms or at all. We may be subject to product liability claims or errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel.

ENTERPRISE APPLICATION SOLUTIONS

The market for enterprise applications is uncertain and we are substantially dependent on our core product suite, QAD Enterprise Applications. A significant element of our strategy is the acceptance of QAD Enterprise Applications, including modules formerly marketed under the MFG/PRO brand. We derive a significant portion of our revenue from software license and maintenance revenue attributable to this product suite and from other complimentary products that are generally licensed only in conjunction with this suite. The failure of QAD Enterprise Applications and related products to continue to have market acceptance would adversely affect our business. In addition, we have invested, and expect to continue to invest, substantial resources developing and enhancing the various product suites that make up QAD Enterprise Applications. If QAD Enterprise Applications fails to maintain acceptance in the marketplace, it may not yield the return on investment we expect.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products. The ERP market is faced with rapid technological change, evolving standards in computer hardware, software development and communications infrastructure, as well as changing customer needs. Building new products requires significant development investment. A substantial portion of our research and development resources are devoted to product upgrades that address new technology and regulatory and maintenance requirements, thereby putting constraints on our resources available for new product development. In addition, part of our strategy is to acquire certain products to extend and enhance our product offering. The continued success of QAD Enterprise Applications will depend on our ability to successfully develop, enhance and globalize our offerings and distribute, service and support them internationally. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

QAD Enterprise Applications are often deployed in complex systems and may contain defects or security flaws. Because our products are often deployed in complex systems, they can only be fully tested for reliability when deployed in such systems and may require long periods of time for such testing. Our customers may discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. In addition, our products are combined with products from other vendors which may make it difficult to identify the source of problems, should they occur. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposure and business disruption stemming from computer viruses and other unauthorized entry or use of computer systems. Product defects and security flaws could expose us to product liability and warranty claims and harm our reputation, which could impact our future sales of products and services.

ON DEMAND OFFERINGS

Our revenue and profitability could suffer if we do not properly manage the risks associated with our On Demand offerings. The risks that accompany our On Demand offerings differ from those of our other offerings and include the following:

•
The pricing and other terms of some of our On Demand agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Early termination, increased costs or unanticipated delays could have an adverse affect on our profit margin and/or generate negative cash flow.

•
We rely on third-party hosting and other service providers. These services may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss or interruption of these services could significantly increase our expenses and/or result in errors or a failure of our service which could harm our business.

•
We manage critical customer applications, data and other confidential information through our On Demand offerings. Accordingly, we face increased exposure to significant damage claims and risk to our reputation and future business prospects in the event of system failures, inadequate disaster recovery or loss or misappropriation of customer confidential information. We may also face regulatory exposure in certain areas such as data privacy, data security and export compliance.

•
The laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and use of global resources. Changes in these laws could affect our ability to provide services from or to some locations and could increase both the costs and risks associated with providing the services.

•
The market for enterprise cloud computing application services is not as mature as the market for traditional enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of customers to increase their use of enterprise cloud computing application services in general, and for ERP applications in particular. Many customers have invested substantial resources to integrate traditional enterprise software into their businesses and therefore may be unwilling to migrate to an enterprise cloud computing application service. Furthermore, some enterprises may be unwilling to use enterprise cloud computing application services because they have concerns regarding security risks, international transfers of data, government or other third-party access to data, and/or use of outsourced services providers.

•
We have significantly redirected the focus of our sales force, management team and other personnel toward growing our On Demand business. This redirection of resources could potentially result in the loss of sales opportunities in our traditional license, maintenance and services businesses. If our On Demand business does not grow in accordance with our expectations and we are not able to cover the shortfall with other sales opportunities, then our business could be harmed.

If any of these events were to occur, our business could be harmed. For example, customers may lose confidence in our On Demand offerings and be induced not to purchase our On Demand services, and/or our profit margin may be adversely affected, and/or we may incur liability.

MARKET CONCENTRATION

We are dependent upon achieving success in certain concentrated markets. We have made a strategic decision to concentrate our product development, as well as our sales and marketing efforts, in certain vertical manufacturing industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. An important element of our strategy is the achievement of technological and market leadership recognition for our software products in these segments. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments could have an adverse effect on us. If any of these targeted industry segments experience a material slowdown or reduced growth, that could adversely affect the demand for our products.

DEPENDENCE UPON THIRD-PARTY RELATIONSHIPS TO PROVIDE SALES, SERVICES AND MARKETING FUNCTIONS

We are dependent upon the development and maintenance of sales, services and marketing channels. We sell and support our products through direct and indirect sales, services and support organizations throughout the world. We also maintain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and to the implementation of our products. We believe this strategy allows for additional flexibility in ensuring our customers’ needs for services are met in a cost effective, timely and high quality manner. Our services providers generally do not receive fees for the sale of our software products unless they participate actively in a sale as a sales agent or a distributor. We are aware that these third-party relationships do not work exclusively with our products and in many instances these firms have similar, and often more established, relationships with our principal competitors. If these third-parties exclusively pursue products or technology other than QAD software products or technology, or if these third-parties reduce their support of QAD software products and technology or increase support for competitive products or technology, we could be adversely affected.

ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESS AND INTELLECTUAL PROPERTY

We may make acquisitions or investments in new businesses, products or technologies that involve additional risks. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including the risks in assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential disruptions associated with the sale of the acquired companies’ products. These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share, though the likelihood of voting dilution is limited by the ability of the Company to use low-vote Class A common stock. Furthermore, we may incur significant debt to pay for future acquisitions or investments.

CREDIT RISK

The global financial crisis resulted in a tightening in the credit markets. The recent global credit and banking crisis caused lower levels of liquidity, increases in the rates of default and bankruptcy and extreme volatility in credit, equity and fixed income markets. Our current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or not pay us or delay paying us for previously purchased products and services.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

Our operations are international in scope, exposing us to additional risk. We derive over half of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Our operating results could be negatively impacted by a variety of factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

•	Longer accounts receivable collection cycles;

•	Costs and difficulties of managing international operations and alliances;

•	Greater difficulty enforcing intellectual property rights;

•	Import or export requirements;

•	Natural disasters;

•	Changes in political or economic conditions; and

•	Changes in regulatory requirements or tax law.

We may experience foreign currency gains and losses. We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results may be negatively affected by fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies, including the Euro, Australian dollar, British pound, Japanese yen, Mexican peso, Canadian dollar, Brazilian real and the South Africa rand relative to the United States dollar can significantly affect our revenues and operating results.

RISKS DUE TO BUSINESS INTERRUPTIONS

If a business interruption occurs, our business could be seriously harmed. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We also employ third parties to supply certain infrastructure related to our On Demand offerings. Although the facilities, in which we host our computer systems, and those of our infrastructure suppliers, are designed to be fault tolerant and disaster recovery procedures are in place, the systems are susceptible to damage from fire, floods, earthquakes, power loss, telecommunications failures, the effect of software viruses, terrorist acts, acts of war and similar events. In addition, an occurrence of any of these events may cause damage or disruption to us and our employees, facilities, suppliers, distributors and customers, which could have a material adverse effect on our operations and financial results.

MARKET CONDITIONS

Economic, political and market conditions can adversely affect our revenue growth and profitability. Our business is influenced by a range of factors that are beyond our control and for which we have no comparative advantage in forecasting. These include: (i) the overall demand for enterprise application software and services; (ii) conditions in the high technology and manufacturing industry sectors; (iii) general economic and business conditions; and (iv) general political developments and conflicts. A generally weak global economy could delay and/or decrease customer purchases. In addition, ongoing conflicts and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations.

The enterprise application market has experienced significant consolidation and increased competition. This consolidation has included numerous mergers and acquisitions and, as a result, some prospective buyers are reluctant to purchase applications that, due to a potential acquisition, could have a shortened lifespan. QAD’s controlled company status makes it highly unlikely that a hostile takeover of the company would occur. However, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any of which could adversely affect us. Several of our potential competitors enjoy substantial competitive advantages, such as greater name recognition and greater technological and financial resources.

THE MARKET FOR OUR STOCK IS VOLATILE

Our stock price could become more volatile and investments could lose value. The market price of our common stock and the number of shares traded each day has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

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

Our dual-class stock structure could adversely impact the market for our stock. The liquidity of the Company’s common stock may be adversely impacted by our dual-class structure because the total number of shares outstanding immediately after the Recapitalization was reduced by approximately half. In addition, there are fewer Class B shares than Class A shares and Class B shares may be less desirable to the public due to the 20% higher dividend on Class A shares. Additionally, the holding of lower voting Class A common stock may not be permitted by the investment policies of certain institutional investors or may be less attractive to managers of certain institutional investors.

FINANCIAL REPORTING

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of the effectiveness of internal control over financial reporting to future periods are subject to the risks that the control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the effectiveness of our internal controls, including any failure to implement, or difficulty in the implementation of, required new or improved controls, our business and operating results could be harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

We are required to delay revenue recognition into future periods for portions of our license fee activity. Our entire worldwide business is subject to United States generally accepted accounting principles, commonly referred to as “U.S. GAAP.” Under those rules, we are required to defer revenue recognition for license fees in certain situations. Factors that are considered in revenue recognition include, for example, whether we have vendor specific objective evidence of fair value (VSOE) for all undelivered elements in the arrangement, products under development to be delivered at a future date, other services included in the arrangement and payment terms with contingencies.

We expect that we will continue to defer portions of our license fee activity because of these factors. The amount of license fees deferred may be significant and will vary each quarter depending on the mix of products sold in each market and geography, as well as the actual contract terms.

Impairment of intangible assets may result in charges that negatively impact our results. Under generally accepted accounting principles (“U.S. GAAP”), we review our goodwill annually and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations.

OWNERSHIP OF OUR COMMON STOCK AND DEPENDENCE UPON KEY PERSONNEL

We are controlled by our principal stockholder. As a result of a Recapitalization effective December 15, 2010, the Company established two classes of common stock.  The holder of a share of Class B Common Stock is entitled to one vote on each matter presented to stockholders, whereas the holder of a share of Class A Common Stock has one-twentieth (1/20th) of one vote on each such matter. As of March 31, 2011, Karl Lopker and Pamela Lopker jointly and beneficially owned approximately 60% of the voting power of our outstanding Class A and Class B common stock. They could increase their collective voting power by purchasing additional shares of Class B Common Stock. Currently they have sufficient voting control to determine the outcome of a stockholder vote concerning:

•	The election and removal of all members of our board of directors, who determine our management and policies;
•	The merger, consolidation or sale of the Company or all of its assets; and
•	All other matters requiring stockholder approval, regardless of how our other stockholders vote their shares.

This concentrated control limits the ability of our other stockholders to influence corporate matters.  Karl Lopker’s and Pamela Lopker’s concentrated control could discourage others from initiating potential merger, takeover or other change of control transactions and transactions could be pursued that our other stockholders do not view as beneficial. As a result, the market price of our Class A and Class B common stock could be adversely affected.

Provisions in the Company's charter documents or Delaware law could discourage a takeover that stockholders may consider favorable. The Company's Certificate of Incorporation contains certain other provisions that may have an "anti-takeover" effect. The Certificate of Incorporation contains authority for the Board to issue up to 5,000,000 shares of preferred stock without stockholder approval. Although the Company has no present intention to issue any such shares, the Company could issue such shares in a manner that deters or seeks to prevent an unsolicited bid for the Company. The Certificate of Incorporation also does not provide for cumulative voting and, accordingly, a significant minority stockholder could not necessarily elect any designee to the Board of Directors. In addition, Section 203 of the Delaware Corporation Law may discourage, delay, or prevent a change in control of the Company by imposing certain restrictions on various business combinations.  As a result of these provisions in the Company's Certificate of Incorporation and Delaware law, stockholders of the Company may be deprived of an opportunity to sell their shares at a premium over prevailing market prices and it would be more difficult to replace the directors and management of the Company.

We are a “controlled company”. Karl Lopker and Pamela Lopker, as husband and wife, own a majority of our common stock and we are a “controlled company” within the meaning of NASDAQ rules. Therefore, we are not required to comply with certain corporate governance rules of NASDAQ that would otherwise apply to us as a company listed on NASDAQ.

Specifically, we are not required to have a majority of independent directors on our board of directors and we are not required to have nominating and compensation committees composed of independent directors. Should the interests of Karl Lopker and Pamela Lopker differ from those of other shareholders, the other shareholders may not be afforded the protections of having a majority of directors on the board who are independent from our principal shareholders or our management.

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

In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 30 offices throughout the world with lease commitment expirations occurring on various dates through fiscal year 2020. QAD’s leased properties include offices in the United States, Belgium, France, Germany, Ireland, Italy, Poland, South Africa, Spain, The Netherlands, United Kingdom, Australia, China, India, Japan, Singapore, Thailand, Brazil and Mexico. QAD will seek to review lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.

ITEM 3.      LEGAL PROCEEDINGS

We are not party to any material legal proceedings. We are from time to time party, either as plaintiff or defendant, subject to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.      RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QAD common stock has been traded on the NASDAQ Global Market (“NASDAQ”) since our initial public offering in August 1997 (under the symbol QADI through December 14, 2010).

On December 14, 2010, QAD shareholders approved a Recapitalization plan (the “Recapitalization”) pursuant to which the Company (i) established two classes of common stock, consisting of a new class of common stock with one-twentieth (1/20th) of a vote per share, designated as Class A common stock $0.001 par value per share (the "Class A Common Stock") and a new class of common stock with one vote per share, designated as Class B common stock $0.001 par value per share (the "Class B Common Stock"); (ii) reclassified each issued and outstanding whole share of the Company's existing $0.001 par value per share common stock (the "Existing Stock") as 0.1 shares of Class B Common Stock; and (iii) issued a dividend of four shares of Class A Common Stock for each share of Class B Common Stock outstanding after giving effect to the foregoing reclassification.  The reclassification of Existing Stock into Class A Common Stock and Class B Common Stock, together, reflects the effect of a two-to-one reverse stock split.

Our Class A Common Stock and Class B Common Stock are traded on the Nasdaq Stock Market National Market System under the symbol “QADA” and “QADB”, respectively. Prior to December 15, 2010, our Common Stock was traded under the symbol “QADI.” The following table reflects the range of high and low sale prices of our Common Stock as reported by Nasdaq. QADI share prices have been restated to reflect the effect of the two-to-one reverse stock split for all periods presented:

	QADA		QADB
Fiscal 2011:	Low Price	High Price	Low Price	High Price
Fourth Quarter	$8.44	$12.00	$8.44	$11.16

			QADI
Fiscal year 2011:			Low Price	High Price
Third quarter			$7.92	$9.14
Second quarter			8.12	11.42
First quarter			9.90	11.60

Fiscal year 2010:
Fourth quarter			$8.70	$12.62
Third quarter			7.32	10.26
Second quarter			5.64	7.74
First quarter			4.30	6.40

Holders

As of April 8, 2011, there were approximately 300 shareholders of record of our Class A common stock and approximately 250 shareholders of record of our Class B common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividends

In fiscal 2011, we declared quarterly dividends of $0.05 per share of QADI common stock (as restated for the impact of the Recapitalization) for the first through third quarter, and $0.06 and $0.05 per share of Class A and Class B stock, respectively, for the fourth quarter. Our dividend program gives investors the choice of receiving a stock dividend or electing a cash dividend payment. Continuing quarterly cash dividends are subject to profitability measures, liquidity requirements of QAD and Board discretion.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There was no stock repurchase activity during the three or twelve months ended January 31, 2011.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The line graph below compares the annual percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on an annual basis, for the period beginning January 31, 2006 and ending January 31, 2011.

The graph assumes that $100 was invested in QAD common stock on January 31, 2006 and that all dividends were reinvested. Historic stock price performance has been restated to reflect the effect of the Recapitalization for all periods presented. Historic stock price performance should not be considered indicative of future stock price performance.

     The following Share Performance Graph shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods (Annually from Fiscal Year 2007 through Fiscal Year 2011)	QADA	QADB	NASDAQ Composite Total Return Index	NASDAQ Computer Index
01/31/06(a)	100.00	100.00	100.00	100.00
01/31/07(a)	102.06	102.06	106.86	104.19
01/31/08(a)	113.00	113.00	103.64	105.28
01/31/09(a)	33.16	33.16	64.03	63.45
01/31/10(a)	72.87	72.87	93.13	103.63
01/31/11	58.33	59.93	113.50	131.70

(a)	Stock price performance has been restated to reflect the effect of the Recapitalization.

ITEM 6.      SELECTED FINANCIAL DATA

	Years Ended January 31,(1)
	2011	2010	2009(2)	2008	2007
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$32,446	$28,452	$46,673	$61,491	$54,425
Maintenance and other	131,162	131,142	133,080	128,183	122,740
Services	56,404	55,637	82,990	73,073	58,422
Total revenue	220,012	215,231	262,743	262,747	235,587
Operating income (loss)	6,591	2,871	(23,863)	5,588	8,137
Net income (loss)	$2,711	$1,349	$(23,720)	$5,416	$7,276
Basic net income (loss) per share:
Class A	$0.18	$0.09	$(1.60)	$0.35	$0.46
Class B	$0.15	$0.08	$(1.33)	$0.30	$0.39
Diluted net income (loss) per share:
Class A	$0.17	$0.09	$(1.60)	$0.35	$0.45
Class B	$0.14	$0.07	$(1.33)	$0.29	$0.38
Dividends declared per common share:
Class A	$0.21	$0.20	$0.20	$0.20	$0.20
Class B	$0.20	$0.20	$0.20	$0.20	$0.20
BALANCE SHEET DATA:
Cash and equivalents	67,276	44,678	31,467	45,613	54,192
Working capital (deficit)	13,752	4,178	(3,648)	8,846	14,762
Total assets	213,094	191,174	193,745	235,893	227,132
Current portion of long-term debt	304	285	266	274	272
Long-term debt	16,138	16,443	16,717	16,998	17,271
Total stockholders’ equity	56,091	49,551	47,471	72,595	76,572

(1)	Historical results of operations are not necessarily indicative of future results. Refer to Item 1A entitled “Risk Factors” for discussion of factors that may impact future results.

(2)	Fiscal year 2009 includes a goodwill impairment charge of $14.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” which are incorporated herein by reference, and as may be updated in filings we make from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date of this Annual Report on Form 10-K and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal 2012.

INTRODUCTION

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

OVERVIEW

QAD Inc. is a global provider of enterprise software applications, and related services and support. QAD provides enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. QAD software is used by over 2,500 global manufacturing companies and we employ approximately 1,350 people worldwide. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

QAD’s enterprise resource planning (“ERP”) suite is called QAD Enterprise Applications and was formerly marketed as MFG/PRO. QAD Enterprise Applications supports our global manufacturing customers’ core business needs and enable their most common business processes.

QAD typically sells licenses to its software under a perpetual licensing model.  Customers who purchase perpetual licenses typically deploy the application using an on premise model on their own servers.  Customers under the perpetual licensing model may separately purchase contracts for maintenance and additional services.  QAD also offers an on demand deployment option in which QAD hosts the application and provides support and management of the environment, and where the customers pay a subscription fee that grants them access to the environment.

Total revenue was $220.0 million in fiscal 2011, up from $215.2 million in fiscal 2010. We experienced an increase of 14% in license revenue while services revenue and maintenance and other revenue remained relatively flat. Cost of revenue as a percentage of total revenue was consistent year over year at 43% for both fiscal 2011 and fiscal 2010.

Cash flows from operations were $25.9 million for fiscal 2011, compared to $17.7 million in fiscal 2010. The increase in cash flows from operations was primarily due to lower payments for severance and higher accruals for bonuses and commissions, payroll taxes and vacation.

Toward the end of fiscal 2011, we began to see improvement in the willingness of companies to spend on enterprise application software in the markets we target as reflected in higher fourth quarter software license revenues when compared to the prior year. While there are increasing signs of economic recovery throughout the world, we continue to monitor the economic situation and business environment.  We have focused on maintaining financial strength by preserving a strong balance sheet including increasing our cash balance and managing our costs. Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments.

On December 14, 2010, QAD shareholders approved a Recapitalization plan (the “Recapitalization”) pursuant to which the Company (i) established two classes of common stock, consisting of a new class of common stock with one-twentieth (1/20th) of a vote per share, designated as Class A common stock $0.001 par value per share (the "Class A Common Stock") and a new class of common stock with one vote per share, designated as Class B common stock $0.001 par value per share (the "Class B Common Stock"); (ii) reclassified each issued and outstanding whole share of the Company's existing $0.001 par value per share common stock (the "Existing Stock") as 0.1 shares of Class B Common Stock; and (iii) issued a dividend of four shares of Class A Common Stock for each share of Class B Common Stock outstanding after giving effect to the foregoing reclassification.  The reclassification of Existing Stock into Class A Common Stock and Class B Common Stock, together, reflects the effect of a two-to-one reverse stock split.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue recognition, accounts receivable allowances for doubtful accounts, long-lived assets, goodwill, capitalized software development costs, valuation of deferred tax assets, tax contingency reserves and stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

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

Our typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions. Should we grant payment terms greater than one year or terms that are not in accordance with our established history for similar arrangements, we would recognize revenue as payments become due and payable assuming all other criteria for software revenue recognition requirements have been met.

Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. We allocate revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. We allocate revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements by role and by country. We review our VSOE at least annually. If we were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact our revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements.

Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when we introduce a new product or product bundles for which we have not established VSOE for support services or consulting or other services under our VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, we allocate revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenue. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are expensed as incurred and included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.

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

Revenues from consulting services are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of our software. Our software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, we enter into fixed fee arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, we recognize revenue as the respective milestones are achieved.

Revenue from our subscription product offerings, including our On Demand products, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized using the residual method.

Occasionally we resell third party systems as part of an end-to-end solution requested by our customers. Hardware revenue is recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.  We consider delivery to occur when the product is shipped and title and risk of loss have passed to the customer.

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

We execute arrangements through indirect sales channels via sales agents and distributors in which the indirect sales channels are authorized to market our software products to end users. In arrangements with sales agents, revenue is recognized on a sell-through basis once an order is received from the end user, collectability from the end user is probable, a signed license agreement from the end user has been received by us, delivery has been made to the end user and all other revenue recognition criteria have been satisfied. Sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute our software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. We recognize revenue from transactions with distributors when the distributor submits a written purchase commitment, collectability from the distributor is probable, a signed license agreement is received from the distributor and delivery has occurred to the distributor, provided that all other revenue recognition criteria have been satisfied. Revenue for distributor transactions is recorded on a net basis (the amount actually received by us from the distributor). We do not offer rights of return, product rotation or price protection to any of our distributors.

Allowance for Bad Debt. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We review the collectability of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible due to inability of the customers to pay. We also provide for a general reserve based on historical data including analysis of write-offs and other known factors. Provisions to the allowance for bad debt are included as bad debt expense in general and administrative expense. Significant judgment is required in adjusting our receivables to amounts we believe are realizable, especially when a customer is experiencing financial difficulty or is in bankruptcy. Although we use the best information available in making our estimates, we may incur additional bad debt expense in future periods which could have a material effect on earnings in any given quarter should additional allowances for doubtful accounts be necessary.  The determination to write-off specific accounts receivable balances is made based on likelihood of collection and past due status.  Past due status is based on invoice date and terms specific to each customer.

 Allowances forSales Returns. We do not generally provide a contractual right of return; however, in the course of business we have allowed sales returns and allowances.  We record a provision against revenue for estimated sales returns and allowances in the same period the related revenues are recorded or when current information indicates additional amounts are required.  These estimates are based on historical experience, specifically identified customers and other known factors. Although we use the best information available in making our estimates, we may incur additional provisions against revenue in future periods which could have a material effect on earnings in any given quarter should additional allowances for sales returns be necessary.

The accounts receivable allowance for doubtful accounts is comprised of both the allowance for bad debts and the allowance for sales returns.

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

During the fourth quarter of fiscal 2011 and 2010, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30th. As the market capitalization substantially exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2011 and 2010.

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

Valuation of Deferred Tax Assets and Tax Contingency Reserves. The carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2011, QAD had $27.9 million of deferred tax assets, net of valuation allowances, consisting of $38.5 million of gross deferred tax assets offset by valuation allowances of $10.6 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in fiscal 2011 of $1.0 million. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to deferred tax assets would increase tax expense in the period such determination was made.

We are subject to income taxes in the U.S. and in various foreign jurisdictions, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We recognize a tax position when we determine that it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions that are more likely than not to be sustained, we measure the tax position as the largest amount of benefit that has a greater than 50% likelihood of being realized when it is ultimately settled. We reflect interest and penalties related to income tax liabilities as income tax expense.

We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions taken are appropriate. The tax reserves are reviewed on a quarterly basis and adjusted as events occur that affect our potential liability for additional taxes.

Stock-Based Compensation. We account for share-based payments (“equity awards”) to employees in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values as measured at the grant date.  The fair value of an equity award is recognized as stock-based compensation expense ratably over the vesting period of the equity award.   Determining the fair value of stock-based awards at the grant date requires judgment and the fair value per share of historical grants of equity awards may not be indicative of the fair value per share for future grants of equity awards.

Fair Value of SARs

The fair value of stock-settled stock appreciation rights (“SARs”) is determined on the grant date of the award using the Black-Scholes-Merton valuation model.   One of the inputs to the Black-Scholes-Merton valuation model is the fair market value on the date of the grant.  As our stock price fluctuates, so does the fair value of our future SAR grants.  Judgment is required in determining the remaining inputs to the Black-Scholes-Merton valuation model.  Furthermore, the values underlying these inputs fluctuate which impacts the fair value of our future SAR grants.  These inputs include the expected life, volatility, the risk free interest rate and the dividend rate.  The following describes our policies with respect to determining these valuation inputs:

Expected Life
The expected life valuation input includes a computation that is based on historical vested option and SAR exercise and post-vest expiration patterns and an estimate of the expected life for options and SARs that were fully vested and outstanding. Furthermore, based on our historical pattern of option and SAR exercises and post-vest expiration patterns we determined that there are two discernable populations which include QAD’s directors and officers (“D&O”) and all other QAD employees. The estimate of the expected life for options and SARs that were fully vested and outstanding was determined as the midpoint of a range as follows: the low end of the range assumes the fully vested and outstanding options and SARs are exercised or expire unexercised on the evaluation date and the high end of the range assumes that these options and SARs are exercised or expire unexercised upon contractual term.

Volatility
The volatility valuation input is based on the historical volatility of our common stock, which we believe is representative of the expected volatility over the expected life of SARs.

Risk Free Interest Rate
The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

Dividend Rate
The dividend rate based on our historical dividend payments per share.  Historically, the Company paid quarterly dividends at a rate of $0.05 per common share.

Fair Value of RSUs

The fair value of restricted stock units (“RSUs”) is determined on the grant date of the award as the market price of the Company’s common stock on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period.   As our stock price fluctuates, so does the fair value of our future RSU grants.  Judgment is required in determining the present value of estimated dividends foregone during the vesting period.  We estimate the dividends for purposes of this calculation based on our historical dividend payments per share.  Historically, the Company paid quarterly dividends at a rate of $0.05 per common share.

While we recognize as stock-based compensation expense the entire amount of the fair value of a vested equity award once it has vested, during the periods in which our equity awards are vesting, we are required to estimate equity awards that we expect will cancel prior to vesting (“forfeitures”) and reduce the stock-based compensation expense recognized in a given period for the effects of estimated forfeitures over the expense recognition period (“forfeiture rate”).  To determine the forfeiture rate, we examine the historical pattern of forfeitures which we believe is indicative of future forfeitures in an effort to determine if there were any discernable forfeiture patterns based on certain employee populations.  From this analysis, we identified two employee populations that have different historical forfeiture rates.  One population includes QAD directors and officers (“D&O”) and the other population includes all other QAD employees.  The impact of actual forfeitures if significantly different than our estimated forfeitures could materially affect our operating results.  We evaluate the forfeiture rate annually or more frequently when there have been any significant changes in forfeiture activity.

We record deferred tax assets for equity awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the fair values attributable to the vested portion of those equity awards.  Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair values of our equity awards may also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the alternative transition method pursuant to ASC 718.

To the extent we change the terms of our employee stock-based compensation programs, experience fluctuations in the underlying criteria used to determine our equity award valuations and experience fluctuations in our patterns of forfeitures that differ from our current estimates, amongst other potential impacts, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, see Note 1 “Summary of Business and Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 13 “Business Segment Information” within the Notes to Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the prior year to the current year results.

Revenue

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2011	$	%	January 31, 2010	$	%	January 31, 2009
Revenue:
License fees	$32,446	$3,994	14%	$28,452	$(18,221)	-39%	$46,673
Percentage of total revenue	15%			13%			18%
Maintenance and other	131,162	20	0%	131,142	(1,938)	-1%	133,080
Percentage of total revenue	60%			61%			51%
Services	56,404	767	1%	55,637	(27,353)	-33%	82,990
Percentage of total revenue	25%			26%			31%
Total revenue	$220,012	$4,781	2%	$215,231	$(47,512)	-18%	$262,743

Comparison of fiscal 2011 revenue to fiscal 2010

Total revenue for fiscal 2011 was $220.0 million, representing an increase of $4.8 million, or 2%, from $215.2 million in fiscal 2010. Most of the increase in total revenue during fiscal 2011 compared to fiscal 2010 occurred in the fourth quarter of fiscal 2011.  Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, total revenue for the current year would have been approximately $218.3 million, representing an increase of $3.1 million, or 1%, when compared to last year. When comparing categories within total revenue at constant rates, our current results included an increase in the license revenue category, a slight decrease in the maintenance and other revenue category and no change to our services revenue category. Revenue outside the North America region as a percentage of total revenue was consistent at 57% for fiscal 2011 and fiscal 2010. Total revenue increased in our North America, Latin America and Asia Pacific regions, and was offset by a slight decrease in our EMEA region in fiscal 2011 when compared to fiscal 2010. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Our fiscal 2011 revenue by industry was approximately 24% in automotive, 23% in consumer products and food and beverage, 39% in high technology and industrial products and 14% in life sciences. This compares to revenue by industry in fiscal 2010 of 26% in automotive, 24% in consumer products and food and beverage, 37% in high technology and industrial products and 13% in life sciences.

License revenue was $32.4 million for fiscal 2011, representing an increase of $3.9 million, or 14%, from $28.5 million in fiscal 2010. We believe that the increase in license revenue can be attributed to our customers experiencing an increase in demand for their products and as a result our customers are increasing production and using additional licenses. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, license revenue for fiscal 2011 would have remained consistent at approximately $32.4 million, representing a $3.9 million, or 14%, increase from last year. We experienced increases in our North America, Latin America and EMEA regions, and a slight decrease in our Asia Pacific region. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2011, 12 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million. In comparison, during fiscal 2010, 13 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million.  Although there were a relatively consistent number of orders totaling more than $0.3 million during fiscal 2011 and 2010, our total license revenue increased year over year due to higher revenue deferrals in fiscal 2010 on orders greater than $0.3 million.  In addition, we generated more license revenue from orders less than $0.3 million in fiscal 2011 than in fiscal 2010.

Products are generally shipped as orders are received or within a short period thereafter and, accordingly, we have historically operated with little or no license backlog. Because of the generally short cycle between order and shipment, we believe that our backlog as of any particular date is not significant or meaningful. Our total short-term deferred revenue as of January 31, 2011 was $94.5 million, of which $81.2 million was related to deferred maintenance and other and will be recognized over the period of the maintenance support. Of the remaining short-term deferred revenue balance as of January 31, 2011, $4.7 million was related to deferred services, $3.2 million was related to deferred research and development funding, $3.1 million was related to deferred licenses and $2.3 million was related to deferred subscriptions. All of these balances, with the exception of deferred subscriptions, relate to products already shipped or services already provided but were deferred primarily due to software revenue recognition rules and will generally be recognized within the next twelve months. Deferred subscription primarily relates to hosting and On Demand services we will provide over periods up to the next twelve months.

Maintenance and other revenue was $131.2 million for fiscal 2011, relatively unchanged from last year. Holding foreign currency exchange rates constant to those prevailing in fiscal 2010, maintenance and other revenue for fiscal 2011 would have been approximately $130.1 million, representing a decrease of $1.0 million, or 1%, from last year. When comparing fiscal 2011 to fiscal 2010, maintenance and other revenue decreased in our North America, EMEA and Latin America regions offset by an increase in our Asia Pacific region. We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate has remained consistent, in excess of 90% for fiscal years 2011, 2010 and 2009.

Services revenue was $56.4 million for fiscal 2011, representing an increase of $0.8 million, or 1%, when compared to services revenue of $55.6 million earned in the same period last year. Holding exchange rates constant to those prevailing during the prior year period, services revenue for fiscal 2011 would have been approximately $55.8 million, relatively unchanged from last year. When comparing fiscal 2011 to fiscal 2010, we experienced increases in our Asia Pacific and Latin America regions offset by decreases in our North America and EMEA regions.

Comparison of fiscal 2010 revenue to fiscal 2009

Total revenue for fiscal 2010 was $215.2 million, a decrease of $47.5 million, or 18%, from $262.7 million in fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, total revenue for fiscal 2010 would have been approximately $219.9 million, or $42.8 million lower when compared to fiscal 2009. When comparing categories within total revenue at constant rates, our fiscal 2010 results included a decrease in the license and services revenue categories partially offset by an increase in the maintenance and other revenue category. Revenue outside the North America region as a percentage of total revenue was relatively consistent at 57% and 56% for fiscal 2010 and fiscal 2009, respectively. Total revenue decreased across all our geographic regions in fiscal 2010 compared to fiscal 2009. Our fiscal 2010 revenue by industry was approximately 26% in automotive, 24% in consumer products and food and beverage, 37% in high technology and industrial products and 13% in life sciences. This compares to revenue by industry in fiscal 2009 of 31% in automotive, 23% in consumer products and food and beverage, 35% in high technology and industrial products and 11% in life sciences. The decrease in the automotive vertical can be attributed primarily to a decline in revenue from the U.S. automotive suppliers during fiscal 2010.

License revenue was $28.5 million for fiscal 2010, down $18.2 million, or 39%, from $46.7 million in fiscal 2009. We believe significant declines in demand for our customers’ products generally resulted in a preservation of capital as well as delays in license purchasing decisions by our customers. This was especially true in the automotive sector, which represents approximately a quarter of our business. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, license revenue for fiscal 2010 would have been approximately $28.7 million, representing an $18.0 million, or 39%, decrease from fiscal 2009. We experienced decreases in license revenue in all of our geographic regions. During fiscal 2010, 13 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million. In comparison, during fiscal 2009, 33 customers placed license orders totaling more than $0.3 million, five of which exceeded $1.0 million.

Our total short-term deferred revenue as of January 31, 2010 was $85.7 million, of which $76.3 million was related to deferred maintenance and was recognized over the period of the maintenance support. Of the remaining short-term deferred revenue balance as of January 31, 2010, $3.1 million was related to deferred research and development funding, $2.9 million was related to deferred licenses, $1.8 million was related to deferred services and $1.5 million was related to deferred subscriptions. All of these balances, with the exception of deferred subscriptions, related to products already shipped or services already provided but were deferred primarily due to software revenue recognition rules and were recognized within the following twelve months. Deferred subscription primarily related  to hosting and On Demand services that we provided over periods up to the following twelve months.

Maintenance and other revenue was $131.1 million for fiscal 2010, representing a decrease of $1.9 million, or 1%, from $133.1 million in fiscal 2009. Holding foreign currency exchange rates constant to those prevailing in fiscal 2009, maintenance and other revenue for fiscal 2010 would have been approximately $133.4 million, representing an increase of $0.3 million, or less than 1%, from the preceding year. When comparing fiscal 2010 to fiscal 2009, maintenance and other revenue decreased across all our geographic regions except for the Asia Pacific region.

Services revenue was $55.6 million for fiscal 2010, representing a decrease of $27.4 million, or 33%, when compared to services revenue of $83.0 million earned in fiscal 2009. Holding exchange rates constant to those prevailing during fiscal 2009, services revenue for fiscal 2010 would have been approximately $57.8 million, reflecting a $25.2 million, or 30%, decrease from the preceding year. When comparing fiscal 2010 to fiscal 2009, services revenue decreased across all our geographic regions. The decrease in services revenue year over year was primarily attributed to a large engagement in the automotive sector that was scaled back in the fourth quarter of fiscal 2009 as well as engagements in which we were recognizing a lower amount of services revenue per customer per quarter, which we believe was a result of lower license revenue over the recent quarters and customer decisions to extend or delay their implementations, upgrades or other ongoing services projects.

Comparison of costs and expenses—fiscal 2011, 2010, and 2009

Restructuring

In response to the difficult economic environment, we took steps to reduce headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives we reduced headcount by 260 full-time positions, or approximately 15% of the workforce, and incurred costs related to employee severance and benefits of $6.5 million. We have not incurred any additional restructuring charges in fiscal 2011 and as of January 31, 2011, all plans are complete.

Restructuring charges included in our Consolidated Statements of Operations for the fiscal years ended January 31, 2010 and 2009 were as follows:

	Years Ended January 31,
	2010	2009
	(in thousands)
Cost of maintenance, services and other revenue	$1,054	$854
Sales and marketing	1,113	1,607
Research and development	633	590
General and administrative	316	300
Total restructuring charges	$3,116	$3,351

Restructuring Accruals

The activity in the restructuring accrual for the fiscal years ended January 31, 2011, 2010 and 2009 is summarized as follows:

	Q4 Fiscal 2009 Restructuring Plan	Q2 Fiscal 2010 Restructuring Plan	Q3 Fiscal 2010 Restructuring Plan	Total
	(in thousands)
Balance as of January 31, 2008	$-	$-	$-	$-
Employee severance pay and related expenses	3,351	-	-	3,351
Cash paid	(479)	-	-	(479)
Balance as of January 31, 2009	$2,872	$-	$-	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,526)	(1,456)	(930)	(5,912)
(Reversal of) adjustment to previous charges	(92)	(43)	9	(126)
Impact of foreign currency translation	24	3	-	27
Balance as of January 31, 2010	$97	$-	$6	$103
Cash paid	(93)	-	(6)	(99)
Impact of foreign currency translation	(4)	-	-	(4)
Balance as of January 31, 2011	$-	$-	$-	$-

Total Cost of Revenue

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2011	$	%	January 31, 2010	$	%	January 31, 2009
Cost of revenue
Cost of license fees	$5,698	$(1,243)	-18%	$6,941	$(2,811)	-29%	$9,752
Cost of maintenance, services and other	88,250	3,564	4%	84,686	(27,133)	-24%	111,819
Total cost revenue	$93,948	$2,321	3%	$91,627	$(29,944)	-25%	$121,571
Percentage of revenue	43%			43%			46%

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

Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $93.9 million for fiscal 2011, $91.6 million for fiscal 2010 and $121.6 million for fiscal 2009, and as a percentage of total revenue was 43% for fiscal 2011, 43% for fiscal 2010 and 46% for fiscal 2009. Holding exchange rates constant to those prevailing in fiscal 2010, total cost of revenue for fiscal 2011 would have been approximately $93.3 million and as a percentage of total revenue would have been unchanged at 43%.

The non-currency related increase in cost of maintenance, services and other revenue was $3.0 million in fiscal 2011 compared to fiscal 2010.  The increase was primarily due to higher services costs of $2.7 million related to higher third party contractor costs of $1.8 million, higher services bonuses of $1.5 million, higher travel of $0.7 million and higher hosting costs of $0.6 million partially offset by lower information technology and facilities allocated costs of $1.0 million, lower severance of $0.5 million, lower services personnel costs of $0.2 million and lower professional fees of $0.2 million.  We expect our services personnel costs will increase in future periods as headcount increased during the fourth quarter of fiscal 2011 and as of January 31, 2011 we had approximately 400 full-time services employees as compared to approximately 350 at January 31, 2010. The combination of personnel and third party contractor costs typically fluctuate in accordance with increases or decreases in services revenue.

The non-currency related decrease in cost of license fees was $1.3 million in fiscal 2011 compared to fiscal 2010.  The decrease was primarily a result of lower amortization of acquired software.

Total cost of revenue (combined cost of license fees and cost of maintenance, services and other revenue) was $91.6 million for fiscal 2010 and $121.6 million for fiscal 2009, and as a percentage of total revenue was 43% for fiscal 2010 and 46% for fiscal 2009. Holding exchange rates constant to those prevailing in fiscal 2009, total cost of revenue for fiscal 2010 would have been approximately $94.5 million and as a percentage of total revenue would have been unchanged at 43%. Changes in the cost of revenue as a percentage of total revenue were primarily due to lower services revenue in the overall revenue mix. Services revenue has higher associated direct costs, such as personnel costs, than the other revenue categories.

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

Sales and Marketing

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2011	$	%	January 31, 2010	$	%	January 31, 2009
Sales and marketing	$54,206	$2,227	4%	$51,979	$(21,046)	-29%	$73,025
Percentage of revenue	25%			24%			28%

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

Sales and marketing expense was $54.2 million, $52.0 million and $73.0 million for fiscal years 2011, 2010 and 2009, respectively. Holding foreign currency exchange rates constant to fiscal 2010, fiscal 2011 sales and marketing expense would have been approximately $53.7 million, representing an increase of $1.7 million, or 3%. The non-currency related increase in sales and marketing expense of $1.7 million in fiscal 2011 compared to fiscal 2010 was primarily due to higher bonuses of $1.1 million, higher travel of $0.6 million, higher commissions of $0.5 million and higher marketing expense of $0.3 million. These increases in sales and marketing expense were partially offset by lower severance of $0.9 million.

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

Research and Development

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period			Year Ended
(in thousands)	January 31, 2011	$	%	January 31, 2010	$	$	%	January 31, 2009
Research and development	$34,575	$(2,728)	-7%	$37,303	$(5,804)		-13%	$43,107
Percentage of revenue	16%			17%				17%

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

Research and development expense was $34.6 million, $37.3 million and $43.1 million for fiscal years 2011, 2010 and 2009, respectively. Holding foreign currency exchange rates constant to fiscal 2010, fiscal 2011 research and development expense would have been approximately $34.4 million, representing a decrease of $2.9 million, or 8%. The non-currency related decrease in research and development expense of $2.9 million in fiscal 2011 compared to fiscal 2010 was primarily due to higher joint development income of $2.0 million related to two ongoing projects, lower research and development consulting fees of $0.7 million, lower information technology and facilities allocated costs of $0.6 million and lower severance of $0.5 million. These decreases in research and development expense were partially offset by higher bonuses of $0.6 million.

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

General and Administrative

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2011	$	%	January 31, 2010	$	%	January 31, 2009
General and administrative	$30,637	$(332)	-1%	$30,969	$(2,794)	-8%	$33,763
Percentage of revenue	14%			14%			13%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and information technology and facilities allocated costs.

General and administrative expense was $30.6 million, $31.0 million and $33.8 million for fiscal years 2011, 2010 and 2009, respectively. Holding foreign currency exchange rates constant to fiscal 2010, fiscal 2011 general and administrative expense would have been approximately $30.4 million, representing a decrease of $0.6 million, or 2%. The non-currency related decrease in general and administrative expense of $0.6 million in fiscal 2011 compared to fiscal 2010 was primarily due to lower bad debt of $1.5 million partially offset by higher bonuses of $0.9 million.

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

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions totaled $0.1 million, $0.5 million and $0.7 million for fiscal years 2011, 2010 and 2009, respectively. Amortization expense in each of the three years was due to the intangible assets acquired in fiscal 2009 from our FullTilt acquisition and in fiscal 2007 from our acquisitions of Precision, FBOS and Bisgen Ltd. (“Bisgen”). Amortization decreased in fiscal 2011 compared to fiscal 2010 and 2009 due to the majority of our acquired intangibles being fully amortized by the end of the fiscal 2010 third quarter.

Goodwill Impairment Charge

We assess goodwill for impairment at least annually, or more frequently if indicators of impairment exist. Our annual impairment review is conducted during the fourth quarter of each fiscal year. No impairment was determined in fiscal 2011 or 2010. As a result of our fiscal 2009 annual impairment review, we recorded a goodwill impairment charge of $14.4 million, related to the former EMEA reporting unit, due to declines in revenue and cash flow projections.

Total Other (Income) Expense

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2011	$	%	January 31, 2010	$	%	January 31, 2009
Other (income) expense
Interest income	$(515)	$55	10%	$(570)	$863	60%	$(1,433)
Interest expense	1,248	(25)	-2%	1,273	28	2%	1,245
Other (income) expense, net	304	593	205%	(289)	(45)	-18%	(244)
Total other (income) expense	$1,037	$623	150%	$414	$846	196%	$(432)
Percentage of revenue	0%			0%			0%

Total other (income) expense was $1.0 million, $0.4 million and $(0.4) million for fiscal years 2011, 2010 and 2009, respectively. The $0.6 million unfavorable change in fiscal 2011 compared to fiscal 2010 was related to lower exchange gains and higher miscellaneous expenses due primarily to the dissolution of an inactive entity. The $0.8 million unfavorable change in fiscal 2010 compared to fiscal 2009 was primarily due to lower interest income due to both lower interest rates and lower average balances in our investment accounts.

Income Tax Expense

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2011	$	%	January 31, 2010	$	%	January 31, 2009
Income tax expense	$2,843	$1,735	157%	$1,108	$819	283%	$289
Percentage of revenue	1%			1%			0%
Effective tax rate	51%			45%			-1%

We recorded income tax expense of $2.8 million, $1.1 million, and $0.3 million for fiscal years 2011, 2010 and 2009, respectively. QAD’s effective tax rate was 51%, 45%, and (1)% for fiscal years 2011, 2010 and 2009, respectively.  Our effective tax rate increased in fiscal 2011 compared to fiscal 2010. The difference was primarily due to the benefit recognized in fiscal 2010 from the release of a tax contingency reserve after the conclusion of a foreign tax audit.  Our income tax expense increased in fiscal 2011 when compared to fiscal 2010 primarily due to an increase in income before taxes.  Our income tax expense and effective tax rate increased in fiscal 2010 when compared to fiscal 2009 primarily due to an increase in income before taxes, a dividend from a foreign subsidiary and a shortfall in our stock option deduction (i.e. the tax benefit realized is less than the amount previously recognized through stock-based compensation expense).

For further information regarding income taxes, see Note 7 “Income Taxes” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of licenses, maintenance and services to our customers. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures and to invest in our growth initiatives, which could include acquisitions of products, technology and businesses and payments of dividends or stock repurchases.

Since the economic downturn, we have continued to contain costs and conserve cash. Our headcount remained consistent when comparing January 31, 2011 to January 31, 2010, and we made only critical capital expenditures during fiscal 2011 and 2010. Our dividend program gives investors the choice of payment in stock or cash. Our focus on reducing expenses and conserving cash throughout fiscal 2011 and 2010, combined with strong accounts receivable collection activities, contributed to our cash balance increasing from $44.7 million as of January 31, 2010 to $67.3 million as of January 31, 2011.

At January 31, 2011, our principal sources of liquidity were cash and equivalents totaling $67.3 million and net accounts receivable of $65.6 million. At January 31, 2011, our cash and equivalents consisted of current bank accounts, money market funds and time delineated deposits. Approximately 80% and 70% of our cash and equivalents were held in U.S. dollar denominated accounts as of January 31, 2011 and 2010, respectively. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2012. Although the facility was originally scheduled to expire on April 10, 2011, we have agreed to a 60-day extension with Bank of America to June 9, 2011. We are currently negotiating the further extension or replacement of the expiring line of credit with a credit agreement with materially similar terms. Although this is our current expectation, extension or renewal of the credit agreement is not solely within our control, so we cannot assure that the credit agreement will be renewed on similar terms, if at all.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of January 31, 2011, the portion of our cash and equivalents held by Bank of America was approximately 90%.

The following table summarizes our cash flows for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

(in thousands)	Year Ended January 31, 2011	Year Ended January 31, 2010	Year Ended January 31, 2009
Net cash provided by operating activities	$25,902	$17,696	$7,253
Net cash used in investing activities	(1,922)	(1,357)	(14,016)
Net cash used in financing activities	(2,131)	(4,507)	(4,448)
Effect of foreign exchange rates on cash and equivalents	749	1,379	(2,935)
Net increase (decrease) in cash and equivalents	$22,598	$13,211	$(14,146)

Net cash flows provided by operating activities increased to $25.9 million in fiscal 2011 from $17.7 million in fiscal 2010.  The $8.2 million increase in net cash flows provided by operating activities was primarily comprised of an increase in our net income of $1.4 million and the positive effect of changes in other liabilities relating to lower payments for severance of $5.8 million, higher accruals for bonuses and commissions of $5.5 million and higher accruals for payroll taxes and vacation of $2.8 million.  Our non-cash expenses were lower by $3.4 million when comparing fiscal 2011 to fiscal 2010.  Other changes to net cash provided by operating activities included a decrease in cash flow of $15.2 million due to the effect of changes in accounts receivable year over year which was offset by an increase in cash flow of $11.9 million due to the effect of changes in deferred revenue, accounts payable and other assets.

Capital expenditures were $1.4 million and $1.0 million in fiscal 2011 and 2010, respectively. For fiscal 2012 we expect capital expenditures in the range of $2 million to $3 million.  We continue to closely monitor our capital spending. We do not believe we are delaying critical capital expenditures required to run our business.

Dividend related payments for fiscal 2011 totaled $2.2 million compared to $1.9 million in fiscal 2010. In fiscal 2010, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash. The shares issued as a stock dividend are based on the fair value of QAD Class A common stock as of the record date. The Board of Directors evaluates our ability to continue to pay dividends and the structure of any dividends on a quarterly basis.

There were no stock repurchase related payments during fiscal 2011 or 2010. We do not currently have a stock repurchase program in place, however the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.

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

DSO under the countback method was 52 days at January 31, 2011, compared to 54 days at January 31, 2010. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 95 days and 104 days at January 31, 2011 and 2010, respectively. The decrease in DSO using the average method was primarily related to higher earned revenue in the fourth quarter of fiscal 2011 compared to the same period last year. We believe our reserve methodology is adequate and our reserves are properly stated as of January 31, 2011. We will continue to monitor our receivables closely given the economic environment.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at January 31, 2011 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Notes payable	$0.3	$0.3	$0.3	$15.5	$—	$—	$16.4
Notes payable interest payments	1.1	1.1	1.0	0.5	—	—	3.7
Lease obligations	6.6	3.9	1.6	0.8	0.6	1.0	14.5
Purchase obligations	1.1	0.8	0.2	—	—	—	2.1
Total	$9.1	$6.1	$3.1	$16.8	$0.6	$1.0	$36.7

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

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of January 31, 2011, we had $2.5 million of unrecognized tax benefits. For further information regarding the unrecognized tax benefits see note 7 “Income Taxes” within Notes to Consolidated Financial Statements.

Purchase orders or contracts for the purchase of supplies and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time frames. We do not have significant agreements for the purchase of supplies or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. In addition, we have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license fees, maintenance, service and other revenue, was $15.0 million, $14.3 million and $17.0 million in fiscal 2011, 2010 and 2009, respectively.

Credit Facility

Effective April 10, 2008, we entered into an unsecured loan agreement with Bank of America, N.A. The agreement provides a three-year commitment for a $20 million line of credit (the “Facility”). We pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

The Facility provided that we maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At January 31, 2011, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.01%.

Effective April 10, 2009, we executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA was reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0. Although the Facility was originally scheduled to expire on April 10, 2011, we have agreed to a 60-day extension with Bank of America to June 9, 2011. We are currently negotiating the extension or replacement of the expiring line of credit with a credit agreement with materially similar terms. Although this is our current expectation, extension or renewal of the credit agreement is not solely within our control, so we cannot assure that the credit agreement will be renewed on similar terms, if at all.

As of January 31, 2011, there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.

Notes Payable

In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at January 31, 2011 was $16.4 million.

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

Off-Balance Sheet Arrangements

As of January 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. For fiscal 2011, approximately 40% of our revenue was denominated in foreign currencies compared to 35% for fiscal years 2010 and 2009. We also incurred a significant part of our expenses in currencies other than the U.S. dollar, approximately 45% for fiscal 2011, 2010 and 2009. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. For fiscal 2011, 2010 and 2009, foreign currency transaction and remeasurement (gains) losses totaled $0.1 million, $(0.1) million and $(0.1) million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of January 31, 2011, there were no borrowings under our unsecured loan agreement.

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2011 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2011 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

QAD maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. QAD’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of QAD’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, QAD’s principal executive officer and principal financial officer have concluded that QAD’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2011 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective as of January 31, 2011.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2011, as stated in their report included in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of QAD Inc.:

We have audited the internal control over financial reporting of QAD Inc. as of January 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The management of QAD Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2011, and our report dated April 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
April 15, 2011

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2011, which information is incorporated herein by reference.

In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2011.

NAME	AGE	POSITION(S)
Pamela M. Lopker	56	Chairman of the Board and President
Karl F. Lopker	59	Chief Executive Officer
Daniel Lender	44	Executive Vice President and Chief Financial Officer
Gordon Fleming	47	Executive Vice President and Chief Marketing Officer
Kara Bellamy	35	Sr. Vice President, Corporate Controller and Chief Accounting Officer

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

Kara Bellamy has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 2008. Previously, she served as QAD’s Corporate Controller beginning December 2006. She joined QAD as Assistant Corporate Controller in July 2004 after working for Somera Communications, Inc. as its Corporate Controller from 2002 through 2004. Ms. Bellamy worked at the public accounting firm of Ernst & Young from 1997 to 2002. She is a Certified Public Accountant and received a bachelor of arts degree in business economics with an accounting emphasis from the University of California, Santa Barbara.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	76

All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

3. INDEX TO EXHIBITS

See the Index of Exhibits at page 79.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QAD Inc.’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO"), and our report dated April 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
April 15, 2011

QAD INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2011	2010
Assets
Current assets:
Cash and equivalents	$67,276	$44,678
Accounts receivable, net of allowances of $2,661 and $3,442 at January 31, 2011 and 2010, respectively	65,620	61,089
Deferred tax assets, net	3,954	3,548
Other current assets	12,553	13,680
Total current assets	149,403	122,995
Property and equipment, net	33,795	37,219
Capitalized software costs, net	841	2,446
Goodwill	6,457	6,348
Deferred tax assets, net	20,080	19,411
Other assets, net	2,518	2,755
Total assets	$213,094	$191,174
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$304	$285
Accounts payable	10,003	7,952
Deferred revenue	94,453	85,745
Other current liabilities	30,891	24,835
Total current liabilities	135,651	118,817
Long-term debt	16,138	16,443
Other liabilities	5,214	6,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,146,416 shares and 14,145,564 shares at January 31, 2011 and 2010, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,604 shares and 3,536,391 shares at January 31, 2011 and 2010, respectively	4	4
Additional paid-in capital	146,898	143,138
Treasury stock, at cost (1,721,601 shares and 2,005,763 shares at January 31, 2011 and 2010, respectively)	(28,070)	(32,275)
Accumulated deficit	(54,438)	(52,480)
Accumulated other comprehensive loss	(8,317)	(8,850)
Total stockholders’ equity	56,091	49,551
Total liabilities and stockholders’ equity	$213,094	$191,174

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended January 31,
	2011	2010	2009
Revenue:
License fees	$32,446	$28,452	$46,673
Maintenance and other	131,162	131,142	133,080
Services	56,404	55,637	82,990
Total revenue	220,012	215,231	262,743
Costs and expenses:
Cost of license fees	5,698	6,941	9,752
Cost of maintenance, service and other revenue	88,250	84,686	111,819
Sales and marketing	54,206	51,979	73,025
Research and development	34,575	37,303	43,107
General and administrative	30,637	30,969	33,763
Amortization of intangibles from acquisitions	55	482	734
Goodwill impairment loss	—	—	14,406
Total costs and expenses	213,421	212,360	286,606
Operating income (loss)	6,591	2,871	(23,863)
Other (income) expense:
Interest income	(515)	(570)	(1,433)
Interest expense	1,248	1,273	1,245
Other (income) expense, net	304	(289)	(244)
Total other (income) expense	1,037	414	(432)
Income (loss) before income taxes	5,554	2,457	(23,431)
Income tax expense	2,843	1,108	289
Net income (loss)	$2,711	$1,349	$(23,720)
Basic net income (loss) per share:
Class A	$0.18	$0.09	$(1.60)
Class B	$0.15	$0.08	$(1.33)
Diluted net income (loss) per share:
Class A	$0.17	$0.09	$(1.60)
Class B	$0.14	$0.07	$(1.33)

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Number of Shares			Amount		Additional Paid-			Accumulated Other	Total	Comprehensive
	Class A	Class B	Treasury	Class A	Class B	in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Income (Loss)
Balance, January 31, 2008	14,144	3,536	(2,299)	$14	$4	$135,379	$(36,336)	$(21,596)	$(4,870)	$72,595
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,720)	—	(23,720)	$(23,720)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,907)	(1,907)	(1,907)
Total comprehensive loss											$(25,627)
Stock award exercises	1	—	94	—	—	(1)	1,382	(798)	—	583
Stock-based compensation income tax deficiencies	—	—	—	—	—	(355)	—	—	—	(355)
Stock compensation expense	—	—	—	—	—	5,505	—	—	—	5,505
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,055)	—	(3,055)
Restricted stock	—	—	38	—	—	(625)	559	66	—	—
Unearned compensation-restricted stock	—	—	—	—	—	44	—	—	—	44
Repurchase of common stock	—	—	(131)	—	—	—	(2,219)	—	—	(2,219)
Balance, January 31, 2009	14,145	3,536	(2,298)	14	4	139,947	(36,614)	(49,103)	(6,777)	47,471
Comprehensive loss:
Net income	—	—	—	—	—	—	—	1,349	—	1,349	$1,349
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2,073)	(2,073)	(2,073)
Total comprehensive loss											$(724)
Stock award exercises	1	—	45	—	—	(6)	670	(392)	—	272
Stock compensation expense	—	—	—	—	—	4,592	—	—	—	4,592
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,110)	—	(3,110)
Dividends paid in stock	—	—	160	—	—	—	2,374	(1,149)	—	1,225
Restricted stock	—	—	87	—	—	(1,395)	1,295	(75)	—	(175)
Balance, January 31, 2010	14,146	3,536	(2,006)	14	4	143,138	(32,275)	(52,480)	(8,850)	49,551
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,711	—	2,711	$2,711
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	533	533	533
Total comprehensive income											$3,244
Stock award exercises	—	—	74	—	—	(25)	1,097	(633)	—	439
Stock-based compensation income tax benefits	—	—	—	—	—	367	—	—	—	367
Stock compensation expense	—	—	—	—	—	5,303	—	—	—	5,303
Dividends declared ($0.21 and $0.20 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(3,296)	—	(3,296)
Dividends paid in stock	—	—	98	—	—	—	1,457	(511)	—	946
Restricted stock	—	1	112	—	—	(1,885)	1,651	(229)	—	(463)
Balance, January 31, 2011	14,146	3,537	(1,722)	$14	$4	$146,898	$(28,070)	$(54,438)	$(8,317)	$56,091

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,711	$1,349	$(23,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,960	9,992	11,134
Provision for doubtful accounts and sales adjustments	468	2,025	1,665
Tax benefit from reversal of deferred tax valuation allowance	(148)	(1,194)	(658)
Loss on disposal of property and equipment	65	130	11
Deferred income taxes	(1,488)	(1,344)	(3,563)
Goodwill impairment loss	—	—	14,406
Exit costs	—	217	385
Stock compensation expense	5,303	4,592	5,516
Excess tax benefits from stock awards	(384)	—	(75)
Other, net	(320)	(554)	(474)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,792)	10,447	7,593
Other assets	2,591	(153)	(397)
Accounts payable	2,069	(2,457)	1,496
Deferred revenue	7,548	2,872	(2,988)
Other liabilities	5,319	(8,226)	(3,078)
Net cash provided by operating activities	25,902	17,696	7,253
Cash flows from investing activities:
Purchase of property and equipment	(1,432)	(963)	(6,338)
Proceeds from sale of marketable securities	—	—	275
Capitalized software costs	(484)	(426)	(894)
Acquisitions of businesses, net of cash acquired	(9)	(14)	(7,059)
Proceeds from sale of property and equipment	3	46	—
Net cash used in investing activities	(1,922)	(1,357)	(14,016)
Cash flows from financing activities:
Repayments of debt	(287)	(255)	(288)
Dividends paid	(2,204)	(1,873)	(3,067)
Proceeds from issuance of common stock	439	272	583
Tax payments related to net share settlements of stock awards	(463)	(175)	—
Excess tax benefits from stock awards	384	—	75
Repurchase of common stock	—	—	(2,219)
Changes in cash overdraft	—	(2,476)	468
Net cash used in financing activities	(2,131)	(4,507)	(4,448)
Effect of exchange rates on cash and equivalents	749	1,379	(2,935)
Net increase (decrease) in cash and equivalents	22,598	13,211	(14,146)
Cash and equivalents at beginning of year	44,678	31,467	45,613
Cash and equivalents at end of year	$67,276	$44,678	$31,467
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,184	$1,230	$1,184
Income taxes, net of refunds	1,490	3,980	3,942
Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	926	780	768
Dividends paid in stock	946	1,225	—

See accompanying notes to consolidated financial statements.

QAD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

QAD is a global provider of enterprise software applications, and related services and support. QAD’s main Enterprise Resource Planning (“ERP”) product suite is called QAD Enterprise Applications, formerly marketed as MFG/PRO. The QAD Enterprise Applications suite provides a set of capabilities designed to support core business operations and enable most common business processes. The Company is principally focused on addressing the needs of global manufacturing companies. Its solutions are configured to address the requirements of the following specific manufacturing industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences.

On December 14, 2010 QAD shareholders approved a Recapitalization plan (the “Recapitalization”) pursuant to which the Company (i) established two classes of common stock, consisting of a new class of common stock with one-twentieth (1/20th) of a vote per share, designated as Class A common stock $0.001 par value per share (the "Class A Common Stock") and a new class of common stock with one vote per share, designated as Class B common stock $0.001 par value per share (the "Class B Common Stock"); (ii) reclassified each issued and outstanding whole share of the Company's existing $0.001 par value per share common stock (the "Existing Stock") as 0.1 share of Class B Common Stock; and (iii) issued a dividend of four shares of Class A Common Stock for each whole share of Class B Common Stock outstanding after giving effect to the foregoing reclassification.  The reclassification of Existing Stock into Class A Common Stock and Class B Common Stock, together, reflects the effect of a two-to-one reverse stock split. Fractional shares were paid in cash and were not material.

All references in the financial statements to the number of shares, stock options, restricted shares, stock appreciation rights and related per-share amounts of the Company’s common stock have been retroactively recast to reflect the effect of the Recapitalization for all periods presented.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All subsidiaries are wholly-owned and all significant balances and transactions among the entities have been eliminated from the consolidated financial statements.

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

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and short-term marketable securities with maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2011 and 2010, the Company’s cash equivalents consisted of money market funds and the Company has no investments in securities with an underlying exposure to sub-prime mortgages. Additionally, the Company has no holdings in auction rate notes or similar securities.

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

The Company’s typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions. Should the Company grant payment terms greater than one year or terms that are not in accordance with its established history for similar arrangements, revenue would be recognized revenue as payments become due and payable assuming all other criteria for software revenue recognition have been met.

Provided all other revenue recognition criteria have been met, the Company recognizes license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. The Company allocates revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company allocates revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. The Company allocates revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements by role and by country. The Company reviews VSOE at least annually. If the Company were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element arrangement, it could adversely impact revenues, results of operations and financial position because the Company may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element arrangements.

Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when the Company introduces a new product or product bundles for which it has not established VSOE for support services or consulting or other services under its VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, the Company allocates revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are expensed as incurred and included in cost of maintenance, services and other and cost of license based on the allocated revenue categories.

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

Revenues from consulting services are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, the Company enters into fixed fee arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved.

Revenue from the Company’s subscription product offerings, including On Demand products, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized using the residual method.

The Company occasionally resells third party systems as part of an end-to-end solution requested by its customers.  Hardware revenue is recognized on a gross basis when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.  The Company considers delivery to occur when the product is shipped and title and risk of loss have passed to the customer.

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

The Company executes arrangements through indirect sales channels via sales agents and distributors in which the indirect sales channels are authorized to market its software products to end users. In arrangements with sales agents, revenue is recognized on a sell-through basis once an order is received from the end user, collectability from the end user is probable, a signed license agreement from the end user has been received by the Company, delivery has been made to the end user and all other revenue recognition criteria have been satisfied. Sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute our software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with distributors when the distributor submits a written purchase commitment, collectability from the distributor is probable, a signed license agreement is received from the distributor and delivery has occurred to the distributor, provided that all other revenue recognition criteria have been satisfied. Revenue for distributor transactions is recorded on a net basis (the amount actually received by the Company from the distributor). The Company does not offer rights of return, product rotation or price protection to any of its distributors.

ACCOUNTS RECEIVABLE ALLOWANCES

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The collectability of accounts receivable is reviewed each period by analyzing balances based on age. Specific allowances are recorded for any balances that the Company determines may not be fully collectible due to inability of the customers to pay. The Company also provides a general reserve based on historical data including analysis of write-offs and other known factors. Provisions to the allowance for bad debts are included as bad debt expense in general and administrative expense.  The determination to write-off specific accounts receivable balances is made based on likelihood of collection and past due status.  Past due status is based on invoice date and terms specific to each customer.

The Company does not generally provide a contractual right of return; however, in the course of business sales returns and allowances may occur.  A provision is recorded against revenue for estimated sales returns and allowances in the same period the related revenues are recorded or when current information indicates additional amounts are required.  These estimates are based on historical experience, specifically identified customers and other known factors.

The accounts receivable allowance for doubtful accounts is comprised of both the allowance for bad debts and the allowance for sales returns.

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

STOCK-BASED COMPENSATION

The Company accounts for share-based payments (“equity awards”) to employees in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in the consolidated statements of operations based on the fair values of the equity awards as  measured at the grant date.  The fair value of an equity award is recognized as stock-based compensation expense ratably over the vesting period of the equity award.  Determining the fair value of equity awards at the grant date requires judgment.

Fair Value of SARs

The fair value of stock-settled stock appreciation rights (“SARs”) is determined on the grant date of the award using the Black-Scholes-Merton valuation model.   One of the inputs to the Black-Scholes-Merton valuation model is the fair market value of the Company’s stock on the date of the grant.  Judgment is required in determining the remaining inputs to the Black-Scholes-Merton valuation model.  These inputs include the expected life, volatility, the risk free interest rate and the dividend rate.  The following describes the Company’s policies with respect to determining these valuation inputs:

Expected Life

The expected life valuation input includes a computation that is based on historical vested option and SAR exercise and post-vest expiration patterns and an estimate of the expected life for options and SARs that were fully vested and outstanding. Furthermore, based on the Company’s historical pattern of option and SAR exercises and post-vest expiration patterns the Company determined that there are two discernable populations which include the Company’s directors and officers (“D&O”) and all other QAD employees. The estimate of the expected life for options and SARs that were fully vested and outstanding is determined as the midpoint of a range as follows: the low end of the range assumes the fully vested and outstanding options and SARs are exercised or expire unexercised on the evaluation date and the high end of the range assumes that these options and SARs are exercised or expire unexercised upon contractual term.

Volatility

The volatility valuation input is based on the historical volatility of the Company’s common stock, which the Company believes is representative of the expected volatility over the expected life of SARs.

Risk Free Interest Rate

The risk free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

Dividend Rate

The dividend rate is based on the Company’s historical dividend payments per share.  Historically, the Company paid quarterly dividends at a rate of $0.05 per common share.

Fair Value of RSUs

The fair value of restricted stock units (“RSUs”) is determined on the grant date of the award as the market price of the Company’s common stock on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period.   Judgment is required in determining the present value of estimated dividends foregone during the vesting period.  The Company estimates the dividends for purposes of this calculation based on the Company’s historical dividend payments per share.  Historically, the Company paid quarterly dividends at a rate of $0.05 per common share.

While the Company recognizes as stock-based compensation expense the entire amount of the fair value of a vested equity award once it has vested, during the periods in which the equity awards are vesting, the Company is required to estimate equity awards that are expected to cancel prior to vesting (“forfeitures”) and reduce the stock-based compensation expense recognized in a given period for the effects of estimated forfeitures over the expense recognition period (“forfeiture rate”).  To determine the forfeiture rate, the Company examined the historical pattern of forfeitures which it believes is indicative of future forfeitures in an effort to determine if there were any discernable forfeiture patterns based on certain employee populations.  From this analysis, the Company identified two employee populations that have different historical forfeiture rates.  One population includes D&O and the other population includes all other QAD employees.  The Company evaluates the forfeiture rate annually or more frequently when there have been any significant changes in forfeiture activity.

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

The Company records a liability for taxes to address potential exposures involving uncertain tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken are appropriate. The tax reserves are reviewed on a quarterly basis and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the U.S. and in various foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that do not meet the “more likely than not” standard the entire balance is reserved.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

In connection with the Recapitalization, each existing share of common stock was reclassified as 0.1 share Class B common stock and each whole share thereof was issued a divided of 4 shares of Class A common stock. The Recapitalization had the effect of a two-for-one reverse stock split, where, for example, the holder of 10 shares of existing stock received in exchange one share of Class B common stock and 4 shares of Class A common stock. Net income or loss per share of Class A common stock and Class B common stock is computed using the two-class method.  Holders of Class A common stock are entitled to cash or stock dividends equal to 120% of the amount of such dividend payable with respect to a share of Class B Common Stock. As a result of the Recapitalization, prior period basic and diluted weighted-average shares outstanding have been recast in order to reflect the two classes of common stock that now exist.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended January 31,
	2011	2010	2009
	(in thousands, except per share data)
Net income (loss)	$2,711	$1,349	$(23,720)
Less: Dividends declared	(3,296)	(3,110)	(3,055)
Undistributed net loss	$(585)	$(1,761)	$(26,775)

Net income (loss) per share – Class A Common Stock
Dividends declared	$2,728	$2,574	$2,529
Allocation of undistributed net loss	(484)	(1,458)	(22,159)
Net income (loss) attributable to Class A common stock	$2,244	$1,116	$(19,630)

Weighted average shares of Class A common stock outstanding—basic	12,621	12,407	12,270
Weighted average potential shares of Class A common stock	429	500	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,050	12,907	12,270

Basic net income (loss) per Class A common share	$0.18	$0.09	$(1.60)
Diluted net income (loss) per Class A common share	$0.17	$0.09	$(1.60)

Net income (loss) per share – Class B Common Stock
Dividends declared	$568	$536	$526
Allocation of undistributed net loss	(101)	(303)	(4,616)
Net income (loss) attributable to Class B common stock	$467	$233	$(4,090)

Weighted average shares of Class B common stock outstanding—basic	3,155	3,102	3,068
Weighted average potential shares of Class B common stock	107	125	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,262	3,227	3,068

Basic net income (loss) per Class B common share	$0.15	$0.08	$(1.33)
Diluted net income (loss) per Class B common share	$0.14	$0.07	$(1.33)

Potential common shares consist of the shares issuable upon the release of restricted stock units (RSUs) and the exercise of stock options and stock appreciation rights (SARs). The Company’s unvested RSUs, stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release of exercise. Class A common stock equivalents of approximately 1.9 million, 1.6 million and 2.6 million for fiscal 2011, 2010 and 2009, respectively, were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.5 million, 0.4 million and 0.6 million for fiscal 2011, 2010 and 2009, respectively, were not included in the diluted calculation because their effects were anti-dilutive.

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

Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) losses for fiscal 2011, 2010 and 2009 totaled $0.1 million, $(0.1) million and $(0.1) million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.1 million at January 31, 2011 and the carrying value was $16.4 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2011 or January 31, 2010.

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

RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards

Milestone Method of Revenue Recognition

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of the pending adoption of ASU 2010-17 on its consolidated financial statements.

Fair Value Disclosures

In January 2010 the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, the Company adopted the relevant provisions of this guidance effective February 1, 2010, which did not have a material impact on its financial statements.

Recently Adopted Accounting Standards

Revenue Recognition

In September 2009 the Financial Accounting Standards Board, or FASB, reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither VSOE nor third-party evidence (“TPE”), is available for that deliverable. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. Overall arrangement consideration is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated for transactions outside of the scope of Topic 985. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The Company adopted the provisions of these ASUs effective February 1, 2010 and they did not have a material impact on its results of operations.

2. FAIR VALUE MEASUREMENTS

When determining fair value the Company uses a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.  Whenever possible, the Company uses observable market data and relies on unobservable inputs only when observable market data is not available.  Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table sets forth the financial assets, measured at fair value, as of January 31, 2011 and 2010:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of January 31, 2011	$48,390	$—	$—
Money market mutual funds as of January 31, 2010	26,930	—	—

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. As of January 31, 2011 and 2010, the amount of cash and cash equivalents included cash deposited with commercial banks of $18.9 million and $17.8 million, respectively.

There have been no transfers between fair value measurement levels during the year ended January 31, 2011.

3. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at January 31, 2011 and 2010 were as follows:

	January 31,
	2011	2010
	(in thousands)
Capitalized software costs:
Acquired software technology	$954	$4,402
Capitalized software development costs	1,924	4,167
	2,878	8,569
Less accumulated amortization	(2,037)	(6,123)
Capitalized software costs, net	$841	$2,446

The acquired software technology costs primarily relate to technology purchased from the Company’s fiscal 2007 acquisitions of Precision, Soft Cell and Bisgen and from the FullTilt acquisition completed in fiscal 2009, none of which were significant. QAD acquired the rights to the SoftCell technology in two steps: co-ownership rights in fiscal 2006 and full ownership rights as part of the fiscal 2007 acquisition. In addition to the acquired software technology, the Company has capitalized internally developed software costs related to the Soft Cell technology and costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, during fiscal 2011, $6.2 million of costs and accumulated amortization was removed from the balance sheet.

Amortization of capitalized software costs for fiscal 2011, 2010 and 2009 was $2.1 million, $3.8 million and $4.2 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Consolidated Statements of Operations. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2012, 2013 and 2014 is $0.5 million, $0.2 million and $0.1 million, respectively.

4. GOODWILL

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2011 and 2010 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2009	$21,845	$(15,608)	$6,237
Impact of foreign currency translation	111	—	111
Balance at January 31, 2010	$21,956	$(15,608)	$6,348
Impact of foreign currency translation	109	—	109
Balance at January 31, 2011	$22,065	$(15,608)	$6,457

There were no additions to goodwill in fiscal 2011 and 2010.

During the fourth quarter of fiscal 2011 and 2010, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30th. As the market capitalization substantially exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2011 and 2010.

Prior to fiscal 2010, the Company’s reporting units were identified at the geographic level: North America, EMEA, Asia Pacific and Latin America. Upon completion of the fiscal 2009 impairment assessment, the Company determined that the carrying value of the EMEA reporting unit exceeded its estimated fair value. Because indicators of impairment existed for this reporting unit, the Company performed the second step of the test to determine the fair value of the goodwill of the EMEA reporting unit. The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test, the Company calculated the fair value of certain assets, including distribution network, developed technology, trade name and workforce. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the EMEA reporting unit as of November 30, 2008. The implied fair value of goodwill was measured as the excess of the fair value of the EMEA reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for the EMEA reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, the Company recorded a charge of $14.4 million in the fourth quarter of fiscal 2009, which represented all of the goodwill related to the EMEA reporting unit. The primary factor contributing to this impairment charge was the significant economic downturn in the fourth quarter of fiscal 2009, which caused a decline in revenue and cash flow projections.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2011	2010
	(in thousands)
Accounts receivable, net
Accounts receivable	$68,281	$64,531
Less allowance for:
Doubtful accounts	(1,165)	(1,657)
Sales adjustments	(1,496)	(1,785)
	$65,620	$61,089
Other current assets
Deferred cost of revenues	$7,255	$7,449
Prepaid expenses	3,859	3,474
Income tax receivable	—	1,133
Other	1,439	1,624
	$12,553	$13,680
Property and equipment, net
Buildings and building improvements	$32,194	$32,249
Computer equipment and software	23,821	26,308
Furniture and office equipment	13,043	13,836
Leasehold improvements	5,666	5,756
Land	3,850	3,850
Automobiles (including under capital lease)	297	248
	78,871	82,247
Less accumulated depreciation and amortization	(45,076)	(45,028)
	$33,795	$37,219
Accounts payable
Other payables	$5,912	$4,880
VAT payable	4,091	3,072
	$10,003	$7,952
Deferred revenue
Deferred maintenance revenue	$81,034	$76,336
Deferred services revenue	4,744	1,839
Deferred research and development funding	3,246	3,112
Deferred license revenue	3,061	2,932
Deferred subscription revenue	2,318	1,495
Other deferred revenue	50	31
	$94,453	$85,745
Other current liabilities
Accrued commissions and bonus	$12,053	$7,268
Accrued compensated absences	7,086	6,913
Other accrued payroll	3,030	1,740
Accrued professional fees	1,766	2,394
Accrued travel	995	985
Dividends payable	926	780
Other current liabilities	5,035	4,755
	$30,891	$24,835
Other liabilities
Long-term deferred revenue	$2,359	$2,985
Long-term tax contingency reserve	2,155	2,411
Other	700	967
	$5,214	$6,363

6. DEBT

	January 31,
	2011	2010
	(in thousands)
Total debt
Note payable	$16,442	$16,728
Less current maturities	(304)	(285)
Long-term debt	$16,138	$16,443

The aggregate maturities of the note payable, for each of the next five fiscal years and thereafter are as follows: $0.3 million in fiscal 2012; $0.3 million in fiscal 2013; $0.3 million in fiscal 2014 and $15.5 million in fiscal 2015.

Notes Payable

In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by real property located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014. The unpaid balance as of January 31, 2011 was $16.4 million.

Credit Facility

Effective April 10, 2008, the Company entered into an unsecured loan agreement with Bank of America N.A. (the “Facility”). The Facility provides a three-year commitment for a $20 million line of credit. The Company pays an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the Company’s 12-month trailing Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

The Facility provided that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At January 31, 2011, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 1.01%.

Effective April 10, 2009, the Company executed an amendment to the Facility to amend the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA is reduced to $5.0 million with the definition of EBITDA amended to exclude goodwill impairment charges. Although the Facility was originally scheduled to expire on April 10, 2011, the Company has agreed to a 60-day extension with Bank of America to June 9, 2011. The Company is currently negotiating the extension or replacement of the expiring line of credit with a credit agreement with materially similar terms. Although this is the Company’s current expectation, extension or renewal of the credit agreement is not solely within its control, so there is no assurance that the credit agreement will be renewed on similar terms, if at all.

As of January 31, 2011 there were no borrowings under the Facility.

7. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$679	$598	$501
State	268	658	21
Foreign	2,663	1,196	3,330
Subtotal	3,610	2,452	3,852
Deferred:
Federal	(1,206)	(49)	(1,965)
State	35	(829)	(440)
Foreign	(317)	(466)	(1,158)
Subtotal	(1,488)	(1,344)	(3,563)
Equity	721	—	—
Total	$2,843	$1,108	$289

Actual income tax expense (benefit) differs from that obtained by applying the statutory Federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2011	2010	2009
	(in thousands)
Computed expected tax expense	$1,888	$836	$(7,730)
State income taxes, net of federal income tax expense	491	804	(45)
Incremental tax benefit from foreign operations	(1,474)	(1,611)	3,130
Non-deductible equity compensation	335	795	319
Foreign withholding taxes	776	891	772
Net change in valuation allowance	99	(679)	(3,154)
Net change in contingency reserve	91	(433)	499
Non-deductible expenses	969	79	527
Benefit of tax credits	(456)	(702)	(590)
Subpart F Income	383	312	557
Non-deductible goodwill impairment	—	—	2,100
Rate change impact	20	(9)	2,635
Dividend income	—	848	—
Other	(279)	(23)	1,269
	$2,843	$1,108	$289

Consolidated U.S. book income/(loss) before income taxes was $(2.8) million, $(2.6) million, and $(9.8) million for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The corresponding book income/loss before income taxes for foreign operations was $8.4 million, 5.1 million, and $(13.6) million for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008 and 2009, South Africa for fiscal year 2010 and in California for fiscal years ended 2004 and 2005.  In fiscal year 2011, the following audits were completed without adjustment: Japan  fiscal years 2008 through 2010 and Tennessee  fiscal years 2006 through 2008.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of our foreign subsidiaries. These permanently reinvested earnings are approximately $41.1 million at fiscal year 2011. It is not practicable for the Company to determine the amount of the related unrecognized deferred income tax liability. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$559	$1,097
Accrued vacation	1,570	1,581
Accrued commissions	464	413
Alternative minimum tax credits	565	784
Research and development credits	6,955	7,067
Foreign tax credits	229	209
Deferred revenue	6,063	2,594
Depreciation and amortization	840	642
Net operating loss carry forwards	13,703	15,171
Intangibles	129	561
Accrued expenses - other	1,105	652
Section 263(a) interest capitalization	406	417
Stock compensation	5,376	4,838
Unrecognized gain/loss on translation	45	(197)
Other	450	526
Total deferred tax assets	38,459	36,355
Less valuation allowance	(10,571)	(9,589)
Deferred tax assets, net of valuation allowance	$27,888	$26,766
Deferred tax liabilities:
Capitalized software development costs	$291	$539
Unrecognized capital gain	947	972
Other comprehensive income	2,559	2,141
Other	57	155
Total deferred tax liabilities	3,854	3,807
Total net deferred tax asset	$24,034	$22,959
Current portion of deferred tax asset, net	3,954	3,548
Non-current portion of deferred tax asset, net	20,080	19,411
Total net deferred tax asset	$24,034	$22,959

The Company has revised its presentation of deferred tax assets and liabilities to reflect the federal benefit of state as it pertains to each line item.  In prior years the federal benefit of state was reflected as a separate line item in the liabilities section of the deferred tax assets and liabilities.  Fiscal year 2010 balances have been reclassified to reflect this change.

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. If and when the Company’s operating performance improves on a sustained basis, the conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. At January 31, 2011 and 2010, the valuation allowance attributable to deferred tax assets was $10.6 million and $9.6 million, respectively.

Deferred tax assets at January 31, 2011 and 2010 do not include $0.9 million and $1.6 million, respectively, of excess tax benefits from employee stock exercises. Prior to fiscal 2011, the U.S. Consolidated Group was utilizing net operating loss carryforwards to offset its tax liability and therefore was unable to recognize the excess tax benefits from employee stock exercises. During fiscal 2011, the Company utilized all of its net operating loss carryforwards that were available to be utilized during fiscal 2011 and was able to recognize $0.7 million of excess tax benefits. Equity will be increased by an additional $0.9 million when such excess tax benefits are ultimately realized.

The Company has net operating loss carryforwards of $52.0 million and tax credit carryforwards of $9.0 million as of January 31, 2011. The majority of our net operating loss carryforwards do not expire, the remaining begin to expire in fiscal year 2012. The majority of our tax credit carryforwards do not expire, the remaining begin to expire in fiscal year 2016.

During the fiscal year ended January 31, 2011, the Company increased its reserves for uncertain tax positions by $0.1 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statement of Operations as income tax expense. The liability for unrecognized tax benefits that may be recognized in the next twelve months is classified as short-term in the Company’s Consolidated Balance Sheet while the remainder is classified as long-term.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31
	2011	2010
	(in thousands)
Unrecognized tax benefits at beginning of the year	$2,411	$2,844
Increases as a result of tax positions taken in a prior period	115	29
Decreases as a result of tax positions taken in a prior period	—	(12)
Reduction as a result of a lapse of the statute of limitations	(11)	—
Decreases as a result of tax settlements	(13)	(450)
Unrecognized tax benefit at end of year	$2,502	$2,411

All of the unrecognized tax benefits included in the balance sheet at January 31, 2011 would impact the effective tax rate on income from continuing operations, if recognized.

The total amount of interest expense recognized in the Consolidated Statements of Operations for unpaid taxes is $0.1 million for the year ended January 31, 2011. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 31, 2011 is $0.2 million.

In the next twelve months, due to a potential tax credit settlement and a statute expiration an estimated $0.3 million of gross unrecognized tax benefits may be recognized.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. Below is a list of our material jurisdictions and the years open for audit as of fiscal 2011:

Jurisdiction	Years Open for Audit
US Federal	FY08 and beyond
California	FY07 and beyond
Michigan	FY07 and beyond
New Jersey	FY07 and beyond
Texas	FY06 and beyond
Australia	FY07 and beyond
France	FY09 and beyond
Germany	FY06 and beyond
Ireland	FY06 and beyond
Netherlands	FY05 and beyond
United Kingdom	FY08 and beyond

8.  STOCKHOLDERS’ EQUITY

Common Stock

Effective December 15, 2010, the Company has two classes of common stock (See Note 1).  Each share of Class B Common Stock entitles the holder to one vote and each share of Class A Common Stock entitles the holder to 1/20th of one vote.  On all matters, the Class A Common Stock and the Class B Common Stock will vote as a single class, except as otherwise required by applicable law.  Neither the Class A Common Stock nor the Class B Common Stock will be convertible into the other, and there will be no restrictions on the transferability of either class.

The amount of any dividend payable in cash or non-cash property of the Company (other than a dividend payable solely in the Company’s capital stock) with respect to each share of Class A Common Stock is equal to 120% of the value of any such dividend payable with respect to a share of Class B Common Stock, except for dividends declared for the purpose of distributing all or some of the proceeds received by the Company from any transaction determined by the Board to be a material transaction not in the ordinary course of business or for the purpose of effecting a spin-off of a subsidiary of the Company (in either case, such dividend will be paid ratably, on a per share basis, to all holders of Common Stock).

Dividends

On January 13, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of common stock payable on April 26, 2010 to shareholders of record at the close of business on March 16, 2010. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.6 million in cash and issued 17,000 shares of common stock at a fair value of $0.2 million.

On April 9, 2010, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share of common stock payable on July 12, 2010 to shareholders of record at the close of business on June 1, 2010. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.7 million in cash and issued 13,000 shares of common stock at a fair value of $0.1 million.

On June 9, 2010, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share of common stock payable on October 12, 2010 to shareholders of record at the close of business on August 31, 2010. The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.7 million in cash and issued 15,000 shares of common stock at a fair value of $0.1 million.

On September 21, 2010, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share of common stock payable on January 10, 2011 to shareholders of record at the close of business on November 30, 2010.  The dividend was payable in either cash or shares of the Company’s common stock, at the election of each shareholder.  Based on the shareholder election, the Company paid $0.3 million in cash and issued 53,000 shares of Class A common stock at a fair value of $0.5 million.

On December 14, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of Class A common stock and $0.05 per share of Class B common stock payable on April 25, 2011 to shareholders of record at the close of business on March 15, 2011. QAD will pay its quarterly dividend in either cash or Class A shares of the Company’s common stock, at the election of each shareholder.

 Stock Repurchase Activity

In fiscal 2011 and fiscal 2010, the Company did not make any stock repurchases, and as of January 31, 2011, the Company does not have a stock repurchase program in place.

In fiscal 2009, the Company repurchased 131,000 shares of the Company’s common stock for $16.84 per share for total cash consideration of $2.2 million including fees. The shares were repurchased as part of the stock repurchase program approved by the Company’s Board of Directors in September 2007.

9. STOCK-BASED COMPENSATION

Stock Plans

On June 7, 2006, the shareholders approved the QAD Inc. 2006 Stock Incentive Program (“2006 Program”). The 2006 Program replaced the QAD 1997 Stock Incentive Program (“1997 Program”). The 2006 Program allows for equity awards in the form of incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (“SARs”) and other stock rights. In connection with the Recapitalization and pursuant to the terms of the 2006 Program, the maximum number of authorized shares of stock to be issued or granted as equity awards under the 2006 Program was proportionately reduced by 50% to account for the effective reverse stock split ratio, of which 80% consisted of Class A Common Stock and 20% consisted of Class B Common Stock. All references to the number of shares, stock options, restricted shares, stock appreciation rights and related per-share amounts of the Company’s common stock have been restated to reflect the effect of the Recapitalization for all periods presented.  The shareholders authorized a maximum of 4,150,000 shares to be issued under the 2006 Program, of which 3,320,000 are reserved for issuance as Class A Common Stock and 830,000 are reserved for issuance as Class B Common Stock.  As of January 31, 2011, 1,010,000 Class A Common Shares and 252,000 Class B Common Shares were available for issuance.

After the 2006 Program was adopted, the Company began issuing the majority of equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. Stock compensation expense, as required under SFAS 123R, is the same for stock-settled SARs and stock options. The Company also issues restricted stock units (“RSUs”) beginning in fiscal 2008.

In connection with the Recapitalization, the Company's outstanding stock options, RSUs and SARs were adjusted to conform their terms to the Company's capital structure following implementation of the Recapitalization as follows: (i) each ten shares of stock covered by an outstanding option agreement, RSU or SAR agreement was converted, as nearly as possible, into equivalent rights to receive one share of Class B Common Stock and four shares of Class A Common Stock; and (ii) the exercise price per share of stock covered by an outstanding option agreement, RSU and SAR agreement shall be proportionately increased by 100% to account for the effective reverse stock split ratio of the Recapitalization. At January 31, 2011, outstanding under the 1997 Program, there were 370,000 non-statutory stock options to purchase Class A Common Stock and 91,000 non-statutory stock options to purchase Class B Common Stock. Effective with the adoption of the 2006 Program, no further awards were granted using the 1997 Program. At January 31, 2011, outstanding under the 2006 Program, there were 1,753,000 SARs to purchase Class A Common Stock and 439,000 SARs to purchase Class B Common Stock.  In addition, at January 31, 2011, outstanding under the 2006 Program, there were 348,000 RSUs to purchase Class A Common Stock and 87,000 RSUs to purchase Class B Common Stock.

Under the 1997 Program and the 2006 Program, non-statutory stock options and SARs have generally been granted for a term of eight years, they generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. RSUs granted to employees under the 2006 Program are generally released 25% after each year of service for four years and are contingent upon employment with the Company on the release date. Under the 2006 Program and 1997 Program, non-statutory stock options, SARs and RSUs to non-employee directors generally vest over three or four years and are contingent upon providing services to the Company.

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

Stock options and SARs to purchase 1,689,000 shares of the Company’s common stock were tendered and accepted in the exchange offer, which expired August 12, 2009. These surrendered equity awards represent 79% of the total shares subject to equity awards eligible for exchange in the exchange offer at the beginning of the offer period or 85% of the total shares subject to equity awards eligible for exchange in the exchange offer at the close of the offer period. The surrendered equity awards were cancelled as of August 13, 2009. In exchange for these surrendered equity awards, the Company issued 770,000 new SARs at an exercise price of $7.82 (“New SARs”). A total of 343,000 shares were returned to the pool of shares available for issuance. The Company did not incur any incremental stock-based compensation expense nor will it incur any incremental stock-based compensation expense in the future as a result of the Program.

The exchange ratios (the “Exchange Ratios”) under the Program were determined at the commencement of the exchange period. The Exchange Ratios were intended to result in the issuance of New SARs with a fair value approximately equal to the fair value of the eligible stock options and SARs surrendered. The Black-Scholes-Merton valuation model was used to determine the fair value of the eligible stock options and SARs and the New SARs for purposes of determining the Exchange Ratios. Because the closing price of the Company’s common stock increased over the course of the exchange period, the Exchange Ratios resulted in the issuance of New SARs with a fair value less than the fair value of the surrendered stock options and SARs. For purposes of the Black-Scholes-Merton valuation model, the expected life of the surrendered stock options and SARs was estimated to be the full remaining contractual term. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the expected life. The volatility was based on the historical volatility of the Company’s common stock for a period equal to the expected life. The dividend rate was based on the assumption of paying quarterly dividends at the same historical rate.

Stock- Based Compensation

The following table sets forth reported stock compensation expense included in the Company’s Consolidated Statements of Operations for the fiscal years ended January 31, 2011, 2010 and 2009.

	Years Ended January 31,
	2011	2010	2009
	(in thousands)
Stock-based compensation expense:
Cost of maintenance, service and other revenue	$940	$806	$1,042
Sales and marketing	1,076	829	1,330
Research and development	846	622	740
General and administrative	2,441	2,335	2,404
Total stock-based compensation expense	$5,303	$4,592	$5,516

The Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows. There were $0.4 million, zero, and $0.1 million excess tax benefits recorded for equity awards exercised in the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

Option/SAR Information

The weighted average assumptions used to value SARs are shown in the following table.

	Years Ended January 31,
	2011	2010 (5)	2009
Expected life in years (1)	5.79	5.17	5.25
Risk free interest rate (2)	2.27%	2.06%	3.20%
Volatility (3)	61%	66%	50%
Dividend rate (4)	2.23%	2.40%	1.37%
____________________________
(1)
The expected life of the New SARs was estimated to be the full remaining contractual term. Excluding the effect of the New SARs granted as a result of the Program, the weighted average expected life in years in fiscal 2010 was 4.78.

(2)	Excluding the effect of the New SARs granted as a result of the Program, the weighted average risk free rate in fiscal 2010 was 1.17%.

(3)	Excluding the effect of the New SARs granted as a result of the Program, the weighted average volatility in fiscal 2010 was 69%.

(4)	Excluding the effect of the New SARs granted as a result of the Program, the weighted average dividend rate in fiscal 2010 was 2.16%.

(5)	The valuation of the New SARs granted as a result of the Program is included in the calculations above.

The following table summarizes the activity for outstanding options and SARs for the fiscal years ended January 31, 2011, 2010 and 2009:

	Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2008	2,814	$15.96
Granted	616	14.86
Exercised	(97)	6.34
Expired	(169)	16.76
Forfeited	(180)	16.04
Outstanding at January 31, 2009	2,984	$15.98
Granted (1)	1,293	8.52
Exercised	(45)	5.96
Expired	(172)	15.60
Forfeited	(157)	13.88
Cancelled (2)	(1,689)	16.30
Outstanding at January 31, 2010	2,214	$11.76
Granted	683	8.95
Exercised	(88)	6.44
Expired	(58)	10.42
Forfeited	(98)	8.93
Outstanding at January 31, 2011	2,653	$11.33	4.9	$667
Vested and expected to vest at January 31, 2011 (3)	2,536	$11.43	4.8	$644
Vested and exercisable at January 31, 2011	1,289	$13.64	3.2	$356
____________

(1)	As a result of the Program a total of 770,000 SARs were granted during the third quarter of fiscal 2010 with an exercise price of $7.82.

(2)	Options and SARs cancelled during the third quarter of fiscal 2010 as a part of the Program.

(3)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options and SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on January 31, 2011 and the exercise price for in-the-money options) that would have been received by the option holders if all options and SARs had been exercised on January 31, 2011. The total intrinsic value of options and SARs exercised in the years ended January 31, 2011, 2010 and 2009 was $0.3 million, $0.2 million and $0.6 million, respectively. The weighted average grant date fair value per share of SARs granted in the years ended January 31, 2011, 2010 and 2009 was $4.10, $5.42 and $6.34, respectively. Excluding the effect of the New SARs granted as a result of the Program, the weighted average grant date fair value per share of SARs granted in the year ended January 31, 2010 was $4.62.

At January 31, 2011, there was approximately $5.3 million of total unrecognized compensation cost related to unvested stock options and unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

RSU Information

The following table summarizes the activity for RSUs for the fiscal years ended January 31, 2011, 2010 and 2009:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock at January 31, 2008	167	$16.34
Granted	282	11.50
Released (1)	(41)	16.60
Forfeited	(34)	14.98
Restricted stock at January 31, 2009	374	$12.78
Granted	208	8.40
Released (1)	(102)	13.30
Forfeited	(5)	13.48
Restricted stock at January 31, 2010	475	$10.74
Granted	128	8.81
Released (1)	(165)	11.37
Forfeited	(3)	8.75
Restricted stock at January 31, 2011	435	$10.02
____________

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair value of RSUs that were released in the fiscal years ended January 31, 2011, 2010 and 2009 was $1.5 million, $1.3 million and $0.7 million, respectively.

Total unrecognized compensation cost related to RSUs was approximately $3.3 million as of January 31, 2011. This cost is expected to be recognized over a period of approximately 2.3 years.

10. RESTRUCTURING CHARGES

In response to the difficult economic environment, the Company took steps to reduce its headcount and lower expenses beginning in the fourth quarter of fiscal 2009 and again in the second and third quarters of fiscal 2010. Related to these restructuring initiatives the Company reduced its headcount by 260 full-time positions, or approximately 15% of the workforce, and incurred costs related to employee severance and benefits of $6.5 million. The Company has not incurred any additional restructuring charges in fiscal 2011 and as of January 31, 2011, all plans are complete.

Restructuring charges included in the Consolidated Statements of Operations for the fiscal years ended January 31, 2010 and 2009 were as follows:

	Years Ended January 31,
	2010	2009
	(in thousands)
Cost of maintenance, services and other revenue	$1,054	$854
Sales and marketing	1,113	1,607
Research and development	633	590
General and administrative	316	300
Total restructuring charges	$3,116	$3,351

Restructuring Accruals

The activity in the Company’s restructuring accrual for the fiscal years ended January 31, 2011, 2010 and 2009 is summarized as follows:

	Q4 Fiscal 2009 Restructuring Plan	Q2 Fiscal 2010 Restructuring Plan	Q3 Fiscal 2010 Restructuring Plan	Total
	(in thousands)
Balance as of January 31, 2008	$—	$—	$—	$—
Employee severance pay and related expenses	3,351	—	—	3,351
Cash paid	(479)	—	—	(479)
Balance as of January 31, 2009	$2,872	$—	$—	$2,872
Employee severance pay and related expenses	819	1,496	927	3,242
Cash paid	(3,526)	(1,456)	(930)	(5,912)
(Reversal of) adjustment to previous charges	(92)	(43)	9	(126)
Impact of foreign currency translation	24	3	—	27
Balance as of January 31, 2010	$97	$—	$6	$103
Cash paid	(93)	—	(6)	(99)
Impact of foreign currency translation	(4)	—	—	(4)
Balance as of January 31, 2011	$—	$—	$—	$—

11. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible contribution. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal years 2011, 2010 and 2009 were $1.3 million, $1.2 million and $1.3 million, respectively.

Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 3% to 22%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $3.3 million, $3.5 million and $3.8 million during fiscal years 2011, 2010 and 2009, respectively.

12. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. The leases generally provide that QAD pays taxes, insurance and maintenance expenses related to the leased assets. Total rent expense for fiscal years 2011, 2010 and 2009 was $7.1 million, $7.5 million and $8.5 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2011 are as follows (in millions):

2012	$6.6
2013	3.9
2014	1.6
2015	0.8
2016	0.6
Thereafter	1.0
14.5
Less sublease income	(0.2)
$14.3

Exit Costs

The Company has been subleasing office space in Carpinteria, California related to the facilities vacated in fiscal 2005 when QAD moved to its new headquarters in Santa Barbara, California. This sublease activity resulted in exit costs, primarily due to declines in fair market value of estimated sublease income, of $0.2 million and $0.4 million for fiscal years 2010 and 2009, respectively.

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

Capital expenditures and property and equipment, net are assigned by geographic region based on the location of each legal entity.

	Years Ended January 31,
	2011	2010	2009
	(in thousands)
Revenue:
North America (1)	$93,145	$92,597	$114,447
EMEA	66,646	67,847	83,567
Asia Pacific	44,475	40,248	46,140
Latin America	15,746	14,539	18,589
	$220,012	$215,231	$262,743

Capital expenditures:
North America	$873	$441	$3,608
EMEA	216	254	971
Asia Pacific	309	262	1,504
Latin America	34	6	255
	$1,432	$963	$6,338

	January 31,
	2011	2010
	(in thousands)
Property and equipment, net:
North America	$28,943	$31,257
EMEA	3,835	4,470
Asia Pacific	785	1,217
Latin America	232	275
	$33,795	$37,219
____________

(1)	North America revenue includes sales into Canada, which accounted for approximately 4% of total revenue in fiscal years 2011, 2010 and 2009.

14. QUARTERLY INFORMATION (Unaudited)

	Quarter Ended
	April 30	July 31		Oct. 31	Jan. 31(1)
	(in thousands, except per share data)
Fiscal 2011
Total revenue	$50,841		$51,305	$55,409	$62,457
Total costs and expenses	52,926		50,217	51,565	58,713
Gross margin	28,189		29,817	32,488	35,570
Operating (loss) income	(2,085)		1,088	3,844	3,744
Net (loss) income	(1,220)		315	1,673	1,943
Basic net (loss) income per share
Class A	$(0.08)		$0.02	$0.11	$0.13
Class B	(0.07)		0.02	0.09	0.11
Diluted net (loss) income per share
Class A	(0.08)		0.02	0.10	0.12
Class B	(0.07)		0.02	0.09	0.10
Fiscal 2010
Total revenue	$54,998		$51,310	$56,240	$52,683
Total costs and expenses	57,540		53,430	50,600	50,790
Gross margin	29,226		29,084	33,708	31,586
Operating (loss) income	(2,542)		(2,120)	5,640	1,893
Net (loss) income	(2,665)		(1,425)	4,754	685
Basic net (loss) income per share
Class A	$(0.18)		$(0.10)	$0.32	$0.05
Class B	(0.15)		(0.08)	0.26	0.04
Diluted net (loss) income per share
Class A	$(0.18)	$	(0.10)	$0.30	$0.04
Class B	(0.15)		(0.08)	0.25	0.04
____________

(1) Financial results for the fourth quarter of fiscal 2011 include an immaterial correction of an error related to an accounting policy. Prior to the fourth quarter, the Company’s policy was to defer costs and recognize them in proportion to revenue recognized in multiple-element revenue arrangements which, for revenue recognition purposes, are considered a single unit of accounting. In the fourth quarter of fiscal 2011, the Company began expensing those costs in the period incurred. The impact of this correction in the quarterly information for the quarter ended January 31, 2011, was an increase to costs of maintenance, service and other revenue of $1.6 million and a resulting decrease in net income of $1.1 million, or $0.07 and $0.06 per diluted Class A and B shares, respectively.

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Statements of Operations	Write-Offs Net of, Recoveries	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2009
Allowance for bad debt	1,288	989	(924)	(48)	1,305
Allowance for sales returns	2,369	676	(642)	(135)	2,268
Total allowance for doubtful accounts	$3,657	$1,665	$(1,566)	$(183)	$3,573
Year ended January 31, 2010
Allowance for bad debt	1,305	1,413	(1,123)	62	1,657
Allowance for sales returns	2,268	612	(1,164)	69	1,785
Total allowance for doubtful accounts	$3,573	$2,025	$(2,287)	$131	$3,442
Year ended January 31, 2011
Allowance for bad debt	1,657	(186)	(328)	22	1,165
Allowance for sales returns	1,785	654	(968)	25	1,496
Total allowance for doubtful accounts	$3,442	$468	$(1,296)	$47	$2,661

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2011.

QAD Inc.

By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker	Chairman of the Board, President	April 15, 2011
Pamela M. Lopker

/s/ Karl F. Lopker	Director, Chief Executive Officer	April 15, 2011
Karl F. Lopker	(Principal Executive Officer)

/s/ Daniel Lender	Executive Vice President,	April 15, 2011
Daniel Lender	Chief Financial Officer (Principal Financial Officer)

/s/ Kara Bellamy	Sr. Vice President, Corporate Controller	April 15, 2011
Kara Bellamy	(Chief Accounting Officer)

/s/ Scott Adelson	Director	April 15, 2011
Scott Adelson

/s/ Terry Cunningham	Director	April 15, 2011
Terry Cunningham

/s/ Peter R. van Cuylenburg	Director	April 15, 2011
Peter R. van Cuylenburg

/s/ Tom O’Malia	Director	April 15, 2011
Tom O’Malia

/s/ Lee Roberts	Director	April 15, 2011
Lee Roberts

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE

3.1	Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on December 15, 2010*

3.2	Revised Bylaws of the Registrant *

4.1	Specimen Class A and Class B Common Stock Certificate*

10.1	QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

10.1(a)	Forms of Agreement for QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.1(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.2	QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-137417))

10.2(a)	Forms of Agreement for QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 10.2(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

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

10.7(a)	Change in Control Agreement for Daniel Lender (Incorporated by reference to Exhibit 10.7(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)†

10.8
Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004)

10.9
Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2008 (Incorporated by reference to Exhibit 10.71 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008)

10.9(a)
Amendment and Waiver to the Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2009 (Incorporated by reference to Exhibit 10.9(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.9(b)	Second Amendment to Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 11, 2011*

10.10	Change in Control Agreement for Gordon Fleming (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010)†

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
____________

(*)	Indicates the document is filed herewith.

(†)	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.