Form 10-Q
period 2011-04-30
QAD INC
filed 2011-06-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐.

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

As of May 31, 2011, there were 12,852,630 shares of the Registrant’s Class A common stock outstanding and 3,184,360 shares of the Registrant’s Class B common stock outstanding.

Index

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2011	2011
Assets
Current assets:
Cash and equivalents	$73,411	$67,276
Accounts receivable, net	49,031	65,620
Deferred tax assets, net	3,953	3,954
Other current assets	12,334	12,553
Total current assets	138,729	149,403
Property and equipment, net	33,822	33,795
Capitalized software costs, net	639	841
Goodwill	6,537	6,457
Deferred tax assets, net	20,032	20,080
Other assets, net	2,592	2,518
Total assets	$202,351	$213,094
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$306	$304
Accounts payable	7,482	10,003
Deferred revenue	91,318	94,453
Other current liabilities	24,272	30,891
Total current liabilities	123,378	135,651
Long-term debt	16,040	16,138
Other liabilities	5,640	5,214
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,146,416 shares at both April 30, 2011 and January 31, 2011	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,604 shares at both April 30, 2011 and January 31, 2011	4	4
Additional paid-in capital	147,836	146,898
Treasury stock, at cost (1,646,731 shares and 1,721,601 shares at April 30, 2011 and January 31, 2011, respectively)	(26,943)	(28,070)
Accumulated deficit	(54,731)	(54,438)
Accumulated other comprehensive loss	(8,887)	(8,317)
Total stockholders’ equity	57,293	56,091
Total liabilities and stockholders’ equity	$202,351	$213,094

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2011	2010

Revenue:
License fees	$6,344	$5,839
Maintenance and other	34,338	31,511
Subscription fees	2,208	1,148
Professional services	16,513	12,343

Total revenue	59,403	50,841

Costs of revenue:
License fees	1,031	1,430
Maintenance, subscription and other	8,775	8,648
Professional services	16,288	12,574
Total cost of revenue	26,094	22,652

Gross profit	33,309	28,189

Operating expenses:
Sales and marketing	14,489	13,506
Research and development	8,483	9,327
General and administrative	7,713	7,441

Total operating expenses	30,685	30,274

Operating income (loss)	2,624	(2,085)

Other expense (income):
Interest income	(136)	(133)
Interest expense	270	298
Other expense (income), net	818	(23)

Total other expense	952	142

Income (loss) before income taxes	1,672	(2,227)
Income tax expense (benefit)	652	(1,007)

Net income (loss)	$1,020	$(1,220)

Basic net income (loss) per share
Class A	$0.07	$(0.08)
Class B	$0.06	$(0.07)
Diluted net income (loss) per share
Class A	$0.06	$(0.08)
Class B	$0.05	$(0.07)

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,020	$(1,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,337	2,008
Provision for (recovery of) doubtful accounts and sales adjustments	73	(41)
Stock compensation expense	1,112	1,470
Excess tax benefits from share-based payment arrangements	(4)	−
Other, net	(59)	(81)
Changes in assets and liabilities:
Accounts receivable	17,780	20,770
Other assets	151	(731)
Accounts payable	(2,816)	(1,391)
Deferred revenue	(6,430)	(4,178)
Other liabilities	(6,653)	(3,441)
Net cash provided by operating activities	5,511	13,165
Cash flows from investing activities:
Purchase of property and equipment	(781)	(345)
Capitalized software costs	(13)	(58)
Other	16	2
Net cash used in investing activities	(778)	(401)
Cash flows from financing activities:
Repayments of debt	(96)	(72)
Proceeds from issuance of common stock	21	49
Tax payments related to net share settlements of restricted stock awards	(46)	(35)
Excess tax benefits from share-based payment arrangements	4	−
Cash dividends paid	(330)	(606)
Net cash used in financing activities	(447)	(664)

Effect of exchange rates on cash and equivalents	1,849	87

Net increase in cash and equivalents	6,135	12,187

Cash and equivalents at beginning of period	67,276	44,678

Cash and equivalents at end of period	$73,411	$56,865

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$934	$784
Dividends paid in stock	596	178

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results to be expected for the year ending January 31, 2012.

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

Beginning in the quarter ended April 30, 2011, the Company began presenting subscription revenue as a separate caption within revenue.  Subscription revenue includes hosting arrangements and software as a service arrangements.  In addition, the Company began presenting costs of professional services as a separate caption within costs of revenue.  Prior period data has been reclassified to conform to the current presentation.  These reclassifications had no effect on reported net income (loss), gross profit or total revenue.

Index

2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 30,
	2011	2010
	(in thousands)
Net income (loss)	$1,020		$(1,220)
Less: Dividends declared	(934)		(787)
Undistributed net income (loss)	$86	$	(2,007)

Net income (loss) per share – Class A Common Stock
Dividends declared	$774		$651
Allocation of undistributed net income (loss)	71		(1,661)
Net income (loss) attributable to Class A common stock	$845		$(1,010)

Weighted average shares of Class A common stock outstanding—basic	12,797		12,545
Weighted average potential shares of Class A common stock	395		-
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,192		12,545

Basic net income (loss) per Class A common share	$0.07		$(0.08)
Diluted net income (loss) per Class A common share	$0.06		$(0.08)

Net income (loss) per share – Class B Common Stock
Dividends declared	$160		$136
Allocation of undistributed net income (loss)	15		(346)
Net income (loss) attributable to Class B common stock	$175		$(210)

Weighted average shares of Class B common stock outstanding—basic	3,184		3,136
Weighted average potential shares of Class B common stock	99		-
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,283		3,136

Basic net income (loss) per Class B common share	$0.06		$(0.07)
Diluted net income (loss) per Class B common share	$0.05		$(0.07)

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”). The Company’s unvested RSUs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release. In addition, the Company’s unexercised stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to exercise. Class A common stock equivalents of approximately 2.1 million for the three months ended April 30, 2011 and 2010, were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.5 million for the three months ended April 30, 2011 and 2010, were not included in the diluted calculation because their effects were anti-dilutive.

3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income (loss) were as follows:

	Three Months Ended
	April 30,
	2011	2010
	(in thousands)

Net income (loss)	$1,020	$(1,220)
Foreign currency translation adjustments	(570)	770

Comprehensive income (loss)	$450	$(450)

Index

4.   FAIR VALUE MEASUREMENTS

When determining fair value the Company uses a three-tier value hierarchy which prioritizes the inputs used in measuring fair value.  Whenever possible, the Company uses observable market data. The Company relies on unobservable inputs only when observable market data is not available.  Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table sets forth the financial assets, measured at fair value, as of April 30, 2011 and January 31, 2011:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of April 30, 2011	$57,737	$—	$—
Money market mutual funds as of January 31, 2011	$48,390	$—	$—

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $15.7 million and $18.9 million as of April 30, 2011 and January 31, 2011, respectively.

There have been no transfers between fair value measurement levels during the quarter ended April 30, 2011.

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.0 million at April 30, 2011 and the carrying value was $16.3 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

5.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2011 and January 31, 2011 were as follows:

	April 30,	January 31,
	2011	2011
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$1,464	$1,924
Acquired software technology	478	954
	1,942	2,878
Less accumulated amortization	(1,303)	(2,037)
Capitalized software costs, net	$639	$841

Acquired software technology costs relate to technology purchased from the Company’s fiscal 2007 acquisition of Bisgen and fiscal 2009 acquisition of FullTilt. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first quarter of fiscal 2012, $1.0 million of costs and accumulated amortization was removed from the balance sheet. Amortization of capitalized software costs was $0.2 million and $0.7 million for the three months ended April 30, 2011 and 2010, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2012, 2013 and 2014 is $0.3 million, $0.2 million and $0.1 million, respectively.

Index

6.   GOODWILL

The changes in the carrying amount of goodwill for the three months ended April 30, 2011, were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2011	$22,065	$(15,608)	$6,457
Impact of foreign currency translation	80	−	80
Balance at April 30, 2011	$22,145	$(15,608)	$6,537

The Company performed its annual impairment review during the fourth quarter of fiscal 2011. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2010. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2011. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2011 that would cause the Company to test goodwill for impairment.

7.   DEBT

	April 30,	January 31,
	2011	2011
	(in thousands)
Note payable	$16,346	$16,442
Less current maturities	(306)	(304)
Long-term debt	$16,040	$16,138

Note Payable

In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by the Company’s headquarters located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The unpaid balance as of April 30, 2011 was $16.3 million.

Credit Facility

Effective April 10, 2008, the Company entered into an unsecured loan agreement with Bank of America N.A. (the “Facility”). The Facility provides a three-year commitment for a $20 million line of credit. The Company will pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by the ratio of funded debt to the 12-month trailing Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). Although the Facility was originally scheduled to expire on April 10, 2011, the Company has agreed to an extension with Bank of America to July 9, 2011.

The Facility provided that the Company maintain certain financial and operating covenants which include, among other provisions, a maximum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on the Company’s funded debt to 12-month trailing EBITDA ratio. At April 30, 2011, a prime rate borrowing would have had an effective rate of 3% and a 30-day LIBOR borrowing would have had an effective rate of approximately 0.97%.

Index

Effective April 10, 2009, the Company amended to the Facility to revise the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA is reduced to $5.0 million with the definition of EBITDA amended to exclude goodwill impairment charges. The Company is currently negotiating the extension or replacement of the expiring line of credit with a credit agreement with materially similar terms. Although the Company currently expects to extend or replace the expiring line of credit, there is no assurance that the credit agreement will be renewed on similar terms, if at all.

As of April 30, 2011, there were no borrowings under the Facility and the Company was in compliance with the financial covenants, as amended.

8.  INCOME TAXES

The total amount of unrecognized tax benefits was $2.5 million at April 30, 2011. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with both foreign and domestic tax authorities related to tax credits and deductions, an estimated $0.4 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2011, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, and 2008 and 2009, South Africa for fiscal year 2010 and in California for fiscal years ended 2004 and 2005.

9.  STOCKHOLDERS’ EQUITY

Dividends

On December 14, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of Class A common stock and $0.05 per share of Class B common stock payable on April 25, 2011 to shareholders of record at the close of business on March 15, 2011. The dividend was payable in either cash or Class A shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.3 million in cash and issued 55,000 shares of Class A stock at a fair value of $0.6 million.

On April 6, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of Class A common stock and $0.05 per share of Class B common stock payable on July 12, 2011 to shareholders of record at the close of business on June 1, 2011. QAD will pay its quarterly dividend in either cash or Class A shares of the Company’s common stock, at the election of each shareholder.

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 9 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2011.

Index

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,
	2011	2010
	(in thousands)
Cost of maintenance, subscription and other revenue	$52	$88
Cost of professional services	126	214
Sales and marketing	209	327
Research and development	167	256
General and administrative	558	585
Total stock-based compensation expense	$1,112	$1,470

Option/SAR Information

The weighted average assumptions used to value SARs granted in the three months ended April 30, 2011 and 2010 are shown in the following table:

	Three Months Ended April 30,
	2011	2010
Expected life in years (1)	3.75	4.75
Risk free interest rate (2)	1.54%	1.11%
Volatility (3)	71%	70%
Dividend rate (4)	2.23%	2.04%
_____________________________________

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ending on April 30, 2011.

The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2011 and the three months ended April 30, 2011:

	Stock Options/SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2010	2,214	$11.76
Granted	683	8.95
Exercised	(88)	6.44
Expired	(58)	10.42
Forfeited	(98)	8.93
Outstanding at January 31, 2011	2,653	$11.33
Granted	29	9.09
Exercised	(41)	7.65
Expired	(4)	9.78
Forfeited	(21)	9.60
Outstanding at April 30, 2011	2,616	$11.38	4.7	$3,757
Vested and expected to vest at April 30, 2011 (1)	2,513	$11.47	4.7	$3,579
Vested and exercisable at April 30, 2011	1,300	$13.69	3.0	$1,356
_____________________________________

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

Index

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2011 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on April 30, 2011. The total intrinsic value of stock options or SARs exercised in the three months ended April 30, 2011 and 2010 was $90,000 and $38,000, respectively. The weighted average grant date fair value per share of SARs granted in the three months ended April 30, 2011 and 2010 was $4.10 and $5.36, respectively.

At April 30, 2011, there was approximately $4.8 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2011 and the three months ended April, 30 2011:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2010	475	$10.74
Granted	128	8.81
Vested (1)	(165)	11.37
Forfeited	(3)	8.75
Restricted stock at January 31, 2011	435	$10.02
Granted	10	8.50
Vested (1)	(13)	7.33
Restricted stock at April 30, 2011	432	$10.06
_____________________________________

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2011, the Company withheld 5,000 shares for payment of these taxes at a value of $46,000.

Total unrecognized compensation cost related to RSUs was approximately $2.8 million as of April 30, 2011. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Index

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

12.  BUSINESS SEGMENT INFORMATION

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products through its direct sales force in four geographic regions: North America, Europe, Middle East and Africa ("EMEA"), Asia Pacific and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

License and subscription revenues are assigned to the geographic regions based on the proportion of commissions earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

	Three Months Ended April 30,
	2011	2010
	(in thousands)
Revenue:
North America (1)	$25,280	$21,497
EMEA	18,450	15,624
Asia Pacific	10,627	10,138
Latin America	5,046	3,582
	$59,403	$50,841
_____________________________________

(1)	Sales into Canada accounted for 3% and 5% of North America total revenue in the three months ended April 30, 2011 and 2010, respectively.

Index

ITEM 2 –   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2011, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

QAD Inc. is a global provider of enterprise software applications, and related services and support. QAD provides enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. QAD software is used by over 2,500 global manufacturing companies and we employ approximately 1,400 people worldwide. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

QAD’s enterprise resource planning (“ERP”) suite is called QAD Enterprise Applications and was formerly marketed as MFG/PRO. QAD Enterprise Applications supports our global manufacturing customers’ core business needs and enable their most common business processes.

QAD typically sells licenses to its software under a perpetual licensing model.  Customers who purchase perpetual licenses typically deploy the application using an on premise model on their own servers.  Customers under the perpetual licensing model may separately purchase contracts for maintenance and additional services.  QAD also offers an on demand deployment option in which QAD hosts the application and provides support and management of the environment, and where the customers pay a subscription fee that grants them access to the environment. This “On Demand” product offering is part of our subscription revenue.

The effects of the weakened global economy continue to be a challenge, but toward the end of the last fiscal year and continuing into the first quarter of the current fiscal year we have seen some improvement in the industries in which we operate.  Our revenues have grown in all business lines when compared to the same quarter of last fiscal year.  Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments.

Total revenue was $59.4 million in first quarter of fiscal 2012, up from $50.8 million in the first quarter of fiscal 2011. We experienced increases of 9% in both our license and our maintenance and other revenue and an increase of 34% in our professional services revenue over the same period last year.  We also doubled our subscription revenue from $1.1 million in the first quarter of fiscal 2011 to $2.2 million in the first quarter of fiscal 2012.

Index

Cash flows from operations were $5.5 million for the first quarter of fiscal 2012 compared to $13.2 million in the first quarter of fiscal 2011. The decrease in cash flows from operations was caused by the negative effect of changes in accounts receivable, deferred revenue and other liabilities. We have focused on maintaining financial strength by preserving a strong balance sheet including increasing our cash balance and managing our costs. We ended the quarter with $73.4 million in cash and cash equivalents, up from $67.3 million at January 31, 2011.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for bad debt and sales returns; c) impairment of long-lived assets and goodwill; d) capitalized software development costs; e) valuation of deferred tax assets and tax contingency reserves; and f) stock-based compensation are further discussed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2011. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 12 “Business Segment Information” within Notes to Condensed Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the prior period to the current period results.

Revenue

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2011	$	%	April 30, 2010
(in thousands)
Revenue
License fees	$6,344	$505	9%	$5,839
Percentage of total revenue	11%			12%
Maintenance and other	34,338	2,827	9%	31,511
Percentage of total revenue	58%			62%
Subscription fees	2,208	1,060	92%	1,148
Percentage of total revenue	3%			2%
Professional services	16,513	4,170	34%	12,343
Percentage of total revenue	28%			24%
Total revenue	$59,403	$8,562	17%	$50,841

Index

Total Revenue. Total revenue was $59.4 million and $50.8 million for the first quarter of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2011, total revenue for the current quarter would have been approximately $57.9 million, representing a $7.1 million, or 14%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 57% for the first quarter of fiscal 2012, as compared to 58% in the same period of the prior fiscal year.  Total revenue increased across all geographic regions in which the company operates during the first quarter of fiscal 2012 when compared to the same quarter last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the first quarter of fiscal 2012 was approximately 28% in automotive, 23% in consumer products and food and beverage, 35% in high technology and industrial products and 14% in life sciences. In comparison, revenue by industry for the first quarter of fiscal 2011 was approximately 26% in automotive, 23% in consumer products and food and beverage, 39% in high technology and industrial products and 12% in life sciences.

License Revenue.  License revenue was $6.3 million and $5.8 million for the first quarter of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2011, license revenue for the current quarter would have been approximately $6.2 million, representing a $0.4 million, or 7%, increase from the same period last year. License revenue increased in our North America, Asia Pacific and Latin America regions, and decreased in our EMEA region during the first quarter of fiscal 2012 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2012, three customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first quarter of fiscal 2011 in which one customer placed a license order totaling more than $0.3 million and no orders exceeded $1.0 million.

Maintenance and Other Revenue. Maintenance and other revenue was $34.3 million and $31.5 million for the first quarter of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2011, the first quarter of fiscal 2012 maintenance and other revenue would have been approximately $33.6 million, representing a $2.1 million, or 7%, increase from the same period last year. Maintenance and other revenue increased across all geographic regions in which the company operates during the first quarter of fiscal 2012 when compared to the same quarter last year. The increase in maintenance and other revenues was primarily related to revenue from price increases, new customers, new users and new modules in excess of cancellations.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contract as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the first quarter of fiscal 2012 and 2011.

Subscription Revenue. Subscription revenue was $2.2 million and $1.1 million for the first quarter of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2011, subscription revenue for the current quarter would have been unchanged at $2.2 million, representing a $1.1 million, or 100%, increase from the same period last year.  Subscription revenue increased in our North America, EMEA and Asia Pacific regions, and remained flat in our Latin America region during the first quarter of fiscal 2012 when compared to the same quarter last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in our emerging On Demand product offering and we expect subscription revenue will fluctuate in the short term due to the overall level of revenues. Readers should not draw conclusions of future growth based on growth reported in any one period.

Professional Services Revenue.  Professional services revenue was $16.5 million and $12.3 million for the first quarter of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to those prevailing in the first quarter of fiscal 2011, professional services revenue for the first quarter of fiscal 2012 would have been approximately $15.9 million, representing a $3.6 million, or 29%, increase from the same period last year.  Professional services revenue increased in our North America, EMEA and Latin America regions, and decreased in our Asia Pacific region during the first quarter of fiscal 2012 compared to the same quarter last year.  The increase in professional services revenue quarter over quarter can be attributed to engagements in which we are recognizing a higher amount of professional services revenue per customer per quarter, which we believe is a result of higher license revenue over the recent quarters and decisions by customers to no longer extend or delay their implementations, upgrades or other ongoing services projects.

Index

Cost of Revenue

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2011	$	%	April 30, 2010
(in thousands)
Cost of revenue
Cost of license fees	$1,031	$(399)	-28%	$1,430
Cost of maintenance, subscription and other	8,775	127	1%	8,648
Cost of professional services	16,288	3,714	30%	12,574
Total cost revenue	$26,094	$3,442	15%	$22,652
Percentage of revenue	44%			45%

Cost of license fees includes license royalties, amortization of software technology and direct material. Cost of maintenance, subscription and other includes personnel costs of fulfilling maintenance and subscription contracts, stock-based compensation for those employees, travel expense, professional fees, hosting costs, royalties, direct material and an allocation of information technology and facilities costs. Direct material charges include the cost of hardware sold, costs associated with transferring our software to electronic media, printing of user manuals and packaging materials, and shipping and handling costs. Cost of professional services includes personnel costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total cost of revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $26.1 million for the first quarter of fiscal 2012 and $22.7 million for the first quarter of fiscal 2011, and as a percentage of total revenue was 44% and 45% for the first quarter of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to those prevailing in fiscal 2011, total cost of revenue for the first quarter of fiscal 2012 would have been approximately $25.5 million and as a percentage of total revenue would have been unchanged at 44%.  The non-currency related increase in cost of revenue was $2.8 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 and was primarily due to higher cost of professional services fees associated with higher professional services revenues.

Cost of License Fees.  Cost of license fees was $1.0 million and $1.4 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of license fees for the first quarter of fiscal 2012 would have been unchanged at $1.0 million, representing a decrease of $0.4 million, or 29%. The non-currency related decrease in cost of license fees of $0.4 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was due to lower amortization of capitalized software costs.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $8.8 million and $8.6 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to those prevailing in fiscal 2011, cost of maintenance, subscription and other in the first quarter of fiscal 2012 would have been approximately $8.6 million. Higher hosting costs of $0.4 million were offset by lower support costs, such as lower personnel costs of $0.2 million, lower severance of $0.1 million and lower information technology and facilities allocated costs of $0.1 million.

Cost of Professional Services.  Cost of professional services was $16.3 million and $12.6 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to those prevailing in fiscal 2011, cost of professional services for the first quarter of fiscal 2012 would have been approximately $15.8 million, representing an increase of $3.2 million, or 25%. The non-currency increase in cost of professional services of $3.2 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was due to higher services personnel costs of $1.3 million primarily as a result of higher headcount of approximately 40 people, higher third-party contractor costs of $0.9 million, higher travel costs of $0.5 million, higher information technology and facilities allocated costs of $0.2 million and higher recruitment fees of $0.1 million. We expect headcount in the professional services organization to be commensurate with the level of professional services revenue and are putting an increased emphasis on the use of third-party contractors to support this line of business.

Index

Sales and Marketing

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2011	$	%	April 30, 2010
(in thousands)
Sales and marketing	$14,489	$983	7%	$13,506
Percentage of revenue	25%			27%

Sales and marketing expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our sales and marketing employees in addition to costs of programs aimed at increasing revenue, such as trade shows, user group events, advertising and various sales and promotional programs. Sales and marketing expense also includes personnel costs of order processing, sales agent fees and an allocation of information technology and facilities costs.

Sales and marketing expense was $14.5 million and $13.5 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, sales and marketing expense for the first quarter of fiscal 2012 would have been approximately $14.1 million, representing an increase of $0.6 million, or 4%. The non-currency related increase in sales and marketing expense of $0.6 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to higher personnel costs of $0.5 million as a result of higher headcount of approximately 20 people, higher commissions of $0.2 million and higher travel costs of $0.1 million, partially offset by lower sales agent fees of $0.2 million.

Research and Development

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2011	$ %		April 30, 2010
(in thousands)
Research and development	$8,483	$(844)	-9%	$9,327
Percentage of revenue	14%			18%

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

Research and development expense was $8.5 million and $9.3 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, research and development expense for the first quarter of fiscal 2012 would have been approximately $8.3 million, representing a decrease of $1.0 million, or 11%. The non-currency related decrease in research and development expense of $1.0 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to higher research and development funding from our customers of $1.1 million related to two ongoing projects.

Index

General and Administrative

		Increase (Decrease)
	Three Months Year Ended	Compared to Prior Period		Three Months Ended
	April 30, 2011	$ %		April 30, 2010
(in thousands)
General and administrative	$7,713	$272	4%	$7,441
Percentage of revenue	13%			14%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

General and administrative expense was $7.7 million and $7.4 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, general and administrative expense for the first quarter of fiscal 2012 would have been approximately $7.5 million, representing an increase of $0.1 million, or 1%. General and administrative expense categories were generally consistent quarter over quarter.

Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2011	$	%	April 30, 2010
(in thousands)
Other expense (income)
Interest income	$(136)	$(3)	-2%	$(133)
Interest expense	270	(28)	-9%	298
Other expense (income), net	818	841	3,657%	(23)
Total other expense	$952	$810	570%	$142
Percentage of revenue	1%			0%

Net other expense was $1.0 million and $0.1 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. The unfavorable change primarily related to higher foreign exchange losses as a result of the decline in the U.S. dollar against the euro and the Australian dollar.

Income Tax Expense (Benefit)

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2011	$ %		April 30, 2010
(in thousands)
Income tax expense (benefit)	$652	$1,659	165%	$(1,007)
Percentage of revenue	1%			-2%
Effective tax rate	39%			45%

We recorded income tax expense (benefit) of $0.7 million and $(1.0) million in the first quarter of fiscal 2012 and fiscal 2011, respectively. Our effective tax rate decreased to 39% during the first quarter of fiscal 2012 compared to 45% for the same period in the prior year.

Index

The lower effective tax rate for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to higher income before taxes and nonrecurring professional fees. The higher income before taxes reduces the impact that our permanent items have on our effective tax rate. In fiscal 2011, our effective tax rate was increased by non-deductible professional fees related to the stock recapitalization. We will not incur these non-deductible expenses in fiscal 2012. We benefit from operating in foreign locations, such as Ireland, due to its lower statutory income tax rate relative to the U.S. Federal and state combined tax rate. This benefit is significantly reduced by withholding taxes and Foreign Based Company Sales and Services Income that is taxed both in the U.S. and in the foreign jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of licenses, maintenance, subscription and professional services to our customers. Our primary use of cash is payment of our operating costs which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures and to invest in our growth initiatives, which could include acquisitions of products, technology and businesses, payments of dividends and stock repurchases.

Toward the end of our last fiscal year and continuing into the first quarter of the current fiscal year, we have seen stabilization across the global economy. During this period, our overall headcount has increased by approximately 70 employees, or 5%, when comparing April 30, 2011 to April 30, 2010.  In addition, our capital expenditures increased from $0.3 million during the first quarter of fiscal 2011 to $0.8 million during the first quarter of fiscal 2012.  However, due to continuing uncertainty in the global economy, we have remained focused on conserving cash and as a result our cash balance increased from $67.3 million at January 31, 2011, to $73.4 million at April 30, 2011.

At April 30, 2011, our principal sources of liquidity were cash and equivalents totaling $73.4 million and net accounts receivable of $49.0 million. At April 30, 2011, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts both as of April 30, 2011 and as of January 31, 2011. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2012. Although the facility was originally scheduled to expire on April 10, 2011, we have agreed to an extension with Bank of America to July 9, 2011. We are currently negotiating the further extension or replacement of the expiring line of credit with a credit agreement with materially similar terms. Although the Company currently expects to extend or replace the expiring line of credit, we cannot assure that the credit agreement will be renewed on similar terms, if at all.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2011 the portion of our cash and equivalents held by Bank of America was approximately 90%.

The amount of cash and equivalents held by foreign subsidiaries was $55.1 million and $46.8 million as of April 30, 2011 and January 31, 2011, respectively.  If these funds are needed for our operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations in the U.S.

The following table summarizes our cash flows for the three months ended April 30, 2011 and 2010, respectively.

(in thousands)	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010
Net cash provided by operating activities	$5,511	$13,165
Net cash used in investing activities	(778)	(401)
Net cash used in financing activities	(447)	(664)
Effect of foreign exchange rates on cash and equivalents	1,849	87
Net increase in cash and equivalents	$6,135	$12,187

Index

Net cash flows provided by operating activities was $5.5 million for the first quarter of fiscal 2012 compared to $13.2 million for the first quarter of fiscal 2011. The $7.7 million decrease in net cash flows provided by operating activities was due primarily to the negative cashflow effect of changes in accounts receivable of $3.0 million and the negative cashflow effect of changes in accounts payable, deferred revenue and other liabilities of $6.9 million. When comparing the current quarter to the same period last year, the negative cashflow effect of the change in accounts receivable was due primarily to lower collections as a percentage of billings while the negative cashflow effect of the change in deferred revenue was due primarily to higher research and development funding from our customers. The negative cashflow effect of the change in other liabilities was due primarily to higher payments for bonuses and commissions in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011. These changes were offset by an increase in income of $2.2 million.

Capital expenditures were $0.8 million for the first quarter of fiscal 2012 and $0.3 million for the first quarter of fiscal 2011. During fiscal 2012 we expect capital expenditures in the range of $2 million to $3 million. We continue to closely monitor our capital spending. We do not believe we are delaying critical capital expenditures required to run our business.

Dividend-related payments for the first quarter of fiscal 2012 totaled $0.3 million compared to $0.6 million in the same period of fiscal 2011. In fiscal 2010, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash. The number of shares issued to the holders of record as a stock dividend is calculated based on the average closing price of QAD’s Class A common stock for the three trading days immediately following the election deadline. The Board of Directors evaluates our ability to continue to pay dividends and the structure of any dividends on a quarterly basis.

There were no stock repurchase-related payments during the first quarter of fiscal 2012. We do not currently have a stock repurchase program in place; however, the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.

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

DSO under the countback method was 74 days at April 30, 2011, compared to 52 days at January 31, 2011 and 69 days at April 30, 2010. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 74 days at April 30, 2011, compared to 95 days at January 31, 2011 and 71 days at April 30, 2010. The increase in DSO under the countback method as of April 30, 2011 when compared to January 31, 2011, was primarily related to less billings in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  The increase in DSO under the countback method as of April 30, 2011 when compared to April 30, 2010, was primarily related to lower collections as a percentage of billings in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate and our reserves are properly stated as of April 30, 2011. We will continue to monitor our receivables closely given the economic environment.

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

Index

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2011 was disclosed in our 2011 10-K.  During the three months ended April 30, 2011 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

Effective April 10, 2008, we entered into an unsecured loan agreement with Bank of America, N.A. The agreement provides a three-year commitment for a $20 million line of credit (the “Facility”). Although the Facility was originally scheduled to expire on April 10, 2011, we have agreed to an extension with Bank of America to July 9, 2011. We pay an annual commitment fee of between 0.25% and 0.50% calculated on the average unused portion of the $20 million Facility. The rate is determined by our ratio of funded debt to our 12-month trailing Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

The Facility provided that we maintain certain financial and operating covenants which include, among other provisions, a minimum total leverage ratio of 1.5 to 1.0, a minimum liquidity ratio of 1.3 to 1.0, a minimum 12-month trailing EBITDA of $10 million and a minimum fixed charge coverage ratio of 2.00 to 1.00. Borrowings under the Facility bear interest at a floating rate based on LIBOR or prime plus the corresponding applicable margins, ranging from 0.75% to 1.75% for the LIBOR option or -0.25% to 0.25% for the prime option, depending on our funded debt to 12-month trailing EBITDA ratio. At April 30, 2011, a prime rate borrowing would have had an effective rate of 3.0% and a 30-day LIBOR borrowing would have had an effective rate of approximately 0.97%.

Effective April 10, 2009, we amended the Facility to revise the 12-month trailing EBITDA and fixed charge ratio covenants for future reporting periods. For the reporting period beginning February 1, 2009 through the expiration of the Facility, the minimum 12-month trailing EBITDA was reduced to $5 million with the definition of EBITDA amended to exclude goodwill impairment charges. The minimum fixed charge ratio was amended to 1.3 to 1.0 for the period February 1, 2009 through October 31, 2009 and thereafter 1.5 to 1.0. We are currently negotiating the extension or replacement of the expiring line of credit with a credit agreement with materially similar terms. Although the Company currently expects to extend or replace the expiring line of credit, we cannot assure that the credit agreement will be renewed on similar terms, if at all.

As of April 30, 2011, there were no borrowings under the Facility and we were in compliance with the financial covenants of the Facility, as amended.

Notes Payable

In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at April 30, 2011 was $16.3 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. For the three months ended April 30, 2011 and 2010, approximately 40% of our revenue was denominated in foreign currencies. Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for both the three months ended April 30, 2011 and 2010. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. For the three months ended April 30, 2011 and 2010, foreign currency transaction and remeasurement (gains) losses totaled $0.8 million and $(0.3) million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

Index

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of April 30, 2011 there were no borrowings under our unsecured loan agreement.

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2012 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2011 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

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

Index

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings. From time to time, QAD is party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.

ITEM 5.  OTHER INFORMATION

The voting results for the matters submitted to a vote of our stockholders at our Annual Meeting of Stockholders held on June 7, 2011, which are described in detail in our proxy statement filed with the Securities and Exchange Commission on May 10, 2011, are as follows:

1.	The election of six directors to serve until our 2012 annual meeting of stockholders:

CLASS A STOCK

	NUMBER OF VOTES FOR	% OF SHARES VOTING	NUMBER OF VOTES WITHHELD	% OF SHARES VOTING

Karl F. Lopker	415,518	84.13%	78,400	15.87%

Pamela M. Lopker	415,524	84.13%	78,394	15.87%

Scott J. Adelson	414,770	83.98%	79,148	16.02%

Thomas J. O’Malia	412,869	83.59%	81,049	16.41%

Lee D. Roberts	414,126	83.85%	79,792	16.15%

Peter R. van Cuylenberg	414,019	83.82%	79,899	16.18%

CLASS B STOCK

	NUMBER OF VOTES FOR	% OF SHARES VOTING	NUMBER OF VOTES WITHHELD	% OF SHARES VOTING

Karl F. Lopker	2,000,621	84.36%	370,920	15.64%

Pamela M. Lopker	2,000,655	84.36%	370,886	15.64%

Scott J. Adelson	2,036,967	85.89%	334,574	14.11%

Thomas J. O’Malia	2,027,631	85.50%	343,910	14.50%

Lee D. Roberts	2,033,910	85.76%	337,631	14.24%

Peter R. van Cuylenberg	1,969,631	83.05%	401,910	16.95%

ITEM 6.  EXHIBITS

Exhibits

10.1	Change in Control Policy*
10.2	Executive Termination Policy*
10.3	Acknowledgement between the Registrant and Daniel Lender dated October 10, 2008*
10.4	Third Amendment to Credit Agreement between the Registrant and Bank of America, N.A. effective as of June 9, 2011
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchang Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchang Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________________

(*) Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: June 9, 2011	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)