Form 10-Q
period 2011-07-31
QAD INC
filed 2011-09-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of August 31, 2011, there were 12,970,640 shares of the Registrant’s Class A common stock outstanding and 3,202,239 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31, 2011	January 31, 2011
Assets
Current assets:
Cash and equivalents	$78,838	$67,276
Accounts receivable, net	41,666	65,620
Deferred tax assets, net	3,953	3,954
Other current assets	10,339	12,553
Total current assets	134,796	149,403
Property and equipment, net	33,793	33,795
Capitalized software costs, net	625	841
Goodwill	6,536	6,457
Deferred tax assets, net	20,080	20,080
Other assets, net	2,620	2,518
Total assets	$198,450	$213,094
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$311	$304
Accounts payable	6,771	10,003
Deferred revenue	83,561	94,453
Other current liabilities	24,908	30,891
Total current liabilities	115,551	135,651
Long-term debt	15,959	16,138
Other liabilities	6,015	5,214
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,146,416 shares at both July 31, 2011 and January 31, 2011	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,604 shares at both July 31, 2011 and January 31, 2011	4	4
Additional paid-in capital	147,691	146,898
Treasury stock, at cost (1,510,843 shares and 1,721,601 shares at July 31, 2011 and January 31, 2011, respectively)	(24,906)	(28,070)
Accumulated deficit	(53,034)	(54,438)
Accumulated other comprehensive loss	(8,844)	(8,317)
Total stockholders’ equity	60,925	56,091
Total liabilities and stockholders’ equity	$198,450	$213,094

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Revenue:
License fees	$8,550	$5,903	$14,894	$11,742
Maintenance and other	35,393	31,304	69,731	62,815
Subscription fees	2,322	1,337	4,530	2,485
Professional services	15,692	12,761	32,205	25,104
Total revenue	61,957	51,305	121,360	102,146

Costs of revenue:
License fees	1,004	1,363	2,035	2,793
Maintenance, subscription and other	9,067	8,032	17,842	16,680
Professional services	16,741	12,093	33,029	24,667
Total cost of revenue	26,812	21,488	52,906	44,140

Gross profit	35,145	29,817	68,454	58,006

Operating expenses:
Sales and marketing	13,864	12,183	28,353	25,689
Research and development	9,237	8,819	17,720	18,146
General and administrative	7,397	7,727	15,110	15,168
Total operating expenses	30,498	28,729	61,183	59,003

Operating income (loss)	4,647	1,088	7,271	(997)

Other (income) expense:
Interest income	(146)	(111)	(282)	(244)
Interest expense	287	309	557	607
Other (income) expense, net	(356)	(99)	462	(122)
Total other (income) expense	(215)	99	737	241

Income (loss) before income taxes	4,862	989	6,534	(1,238)
Income tax expense (benefit)	1,792	674	2,444	(333)

Net income (loss)	$3,070	$315	$4,090	$(905)

Basic net income (loss) per share
Class A	$0.20	$0.02	$0.26	$(0.06)
Class B	$0.16	$0.02	$0.22	$(0.05)
Diluted net income (loss) per share
Class A	$0.19	$0.02	$0.26	$(0.06)
Class B	$0.16	$0.02	$0.21	$(0.05)

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$4,090	$(905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,443	3,975
Provision for doubtful accounts and sales adjustments	150	439
Stock compensation expense	2,274	2,751
Excess tax benefits from share-based payment arrangements	(11)	—
Other, net	(139)	(161)
Changes in assets and liabilities:
Accounts receivable	24,844	17,537
Other assets	2,197	(1,175)
Accounts payable	(3,463)	(1,120)
Deferred revenue	(13,827)	(5,986)
Other liabilities	(5,251)	(1,662)
Net cash provided by operating activities	13,307	13,693
Cash flows from investing activities:
Purchase of property and equipment	(1,969)	(681)
Capitalized software costs	(117)	(247)
Other	13	2
Net cash used in investing activities	(2,073)	(926)
Cash flows from financing activities:
Repayments of debt	(172)	(143)
Tax payments, net of proceeds, related to stock awards	(356)	(170)
Excess tax benefits from share-based payment arrangements	11	—
Cash dividends paid	(645)	(1,277)
Net cash used in financing activities	(1,162)	(1,590)

Effect of exchange rates on cash and equivalents	1,490	(92)

Net increase in cash and equivalents	11,562	11,085

Cash and equivalents at beginning of period	67,276	44,678

Cash and equivalents at end of period	$78,838	$55,763

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$935	$785
Dividends paid in stock	1,224	292

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2011 are not necessarily indicative of the results to be expected for the year ending January 31, 2012.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05 regarding ASC Topic 220 “Comprehensive Income.” This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this ASU requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This ASU will be effective for the Company’s fiscal year beginning February 1, 2012.  While this new accounting pronouncement will impact the presentation of other comprehensive income, it will not impact the Company’s consolidated financial position, results of operations or cash flow.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU will be effective for the Company’s fiscal year beginning February 1, 2012. Early adoption is not permitted. The Company believes that the adoption of this ASU will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.

Index

2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$3,070	$315	$4,090	$(905)
Less: Dividends declared	(947)	(787)	(1,881)	(1,573)
Undistributed net income (loss)	$2,123	$(472)	$2,209	$(2,478)

Net income (loss) per share – Class A Common Stock
Dividends declared	$785	$651	$1,559	$1,302
Allocation of undistributed net income (loss)	1,759	(390)	1,830	(2,051)
Net income (loss) attributable to Class A common stock	$2,544	$261	$3,389	$(749)

Weighted average shares of Class A common stock outstanding—basic	12,900	12,589	12,849	12,567
Weighted average potential shares of Class A common stock	397	806	393	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,297	13,395	13,242	12,567

Basic net income (loss) per Class A common share	$0.20	$0.02	$0.26	$(0.06)
Diluted net income (loss) per Class A common share	$0.19	$0.02	$0.26	$(0.06)

Net income (loss) per share – Class B Common Stock
Dividends declared	$162	$136	$322	$271
Allocation of undistributed net income (loss)	364	(82)	379	(427)
Net income (loss) attributable to Class B common stock	$526	$54	$701	$(156)

Weighted average shares of Class B common stock outstanding—basic	3,195	3,147	3,189	3,142
Weighted average potential shares of Class B common stock	99	202	99	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,294	3,349	3,288	3,142

Basic net income (loss) per Class B common share	$0.16	$0.02	$0.22	$(0.05)
Diluted net income (loss) per Class B common share	$0.16	$0.02	$0.21	$(0.05)

Index

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”). The Company’s unvested RSUs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release. In addition, the Company’s unexercised stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to exercise. Class A common stock equivalents of approximately 2.2 million and 2.1 million for the three and six months ended July 31, 2011, respectively, were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.5 million for the three and six months ended July 31, 2011 were not included in the diluted calculation because their effects were anti-dilutive. Class A common stock equivalents of approximately 1.6 million and 2.6 million, respectively, for the three and six months ended July 31, 2010 were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.4 million and 0.7 million, respectively, for the three and six months ended July 31, 2010 were not included in the diluted calculation because their effects were anti-dilutive.

3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income (loss) were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Net income (loss)	$3,070	$315	$4,090	$(905)
Foreign currency translation adjustments	43	(104)	(527)	666

Comprehensive income (loss)	$3,113	$211	$3,563	$(239)

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

The following table sets forth the financial assets, measured at fair value, as of July 31, 2011 and January 31, 2011:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of July 31, 2011	$47,236	$—	$—
Money market mutual funds as of January 31, 2011	$48,390	$—	$—

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $31.6 million and $18.9 million as of July 31, 2011 and January 31, 2011, respectively.

Index

There have been no transfers between fair value measurement levels during the six months ended July 31, 2011.

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.1 million at July 31, 2011 and the carrying value was $16.3 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

5.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2011 and January 31, 2011 were as follows:

	July 31, 2011	January 31, 2011
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$1,460	$1,924
Acquired software technology	—	954
	1,460	2,878
Less accumulated amortization	(835)	(2,037)
Capitalized software costs, net	$625	$841

Acquired software technology costs relate to technology purchased from the Company’s fiscal 2007 acquisition of Bisgen and fiscal 2009 acquisition of FullTilt. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2012, $1.6 million of costs and accumulated amortization was removed from the balance sheet. Amortization of capitalized software costs was $0.1 million and $0.3 million for the three and six months ended July 31, 2011, respectively. For the three and six months ended July 31, 2010, amortization of capitalized software costs was $0.7 million and $1.4 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2012, 2013 and 2014 is $0.2 million, $0.3 million and $0.1 million, respectively.

6.   GOODWILL

The changes in the carrying amount of goodwill for the six months ended July 31, 2011, were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2011	$22,065	$(15,608)	$6,457
Impact of foreign currency translation	79	—	79
Balance at July 31, 2011	$22,144	$(15,608)	$6,536

The Company performed its annual impairment review during the fourth quarter of fiscal 2011. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2010. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2011. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2011 that would cause the Company to test goodwill for impairment.

Index

7.   DEBT

	July 31, 2011	January 31, 2011
	(in thousands)
Note payable	$16,270	$16,442
Less current maturities	(311)	(304)
Long-term debt	$15,959	$16,138

Note Payable

In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by the Company’s headquarters located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The unpaid balance as of July 31, 2011 was $16.3 million.

Credit Facility

On July 8, 2011, the Company entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility replaced the Company’s $20 million unsecured credit line with Bank of America N.A. which expired on July 9, 2011.

The Facility provides a one-year commitment for a $20 million line of credit for working capital or other business needs. The Company will pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 0.75%.

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and cash equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At July 31, 2011, the effective borrowing rate would have been 0.94%.

As of July 31, 2011, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

8.  INCOME TAXES

The total amount of unrecognized tax benefits was $2.4 million at July 31, 2011. During the quarter, unrecognized tax benefits was reduced by $0.1 million due to the expiration of the statute of limitations. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with both foreign and domestic tax authorities related to tax credits and deductions, an estimated $0.2 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2011, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008 and 2009, South Africa for fiscal year 2010 and in California for fiscal years ended 2004 and 2005.

Index

9.  STOCKHOLDERS’ EQUITY

Dividends

On April 6, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of Class A common stock and $0.05 per share of Class B common stock payable on July 12, 2011 to shareholders of record at the close of business on June 1, 2011. The dividend was payable in either cash or Class A shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.3 million in cash and issued 59,000 shares at a fair value of $0.6 million. Shares issued in payment of the dividend were issued out of treasury stock.

On June 7, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of Class A common stock and $0.05 per share of Class B common stock payable on October 10, 2011 to shareholders of record at the close of business on August 30, 2011. QAD will pay its quarterly dividend in either cash or Class A shares of the Company’s common stock, at the election of each shareholder.

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 9 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2011.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of maintenance, subscription and other revenue	$59	$67	$111	$155
Cost of professional services	170	129	295	343
Sales and marketing	227	257	437	584
Research and development	188	190	355	446
General and administrative	518	638	1,076	1,223
Total stock-based compensation expense	$1,162	$1,281	$2,274	$2,751

Option/SAR Information

The weighted average assumptions used to value SARs granted in the six months ended July 31, 2011 and 2010 are shown in the following table:

	Six Months Ended July 31,
	2011	2010
Expected life in years (1)	3.81	4.32
Risk free interest rate (2)	1.17%	1.73%
Volatility (3)	66%	68%
Dividend rate (4)	2.38%	2.23%
_____________________________________

Index

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ending on July 31, 2011.

The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2011 and the six months ended July 31, 2011:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2010	2,214	$11.76
Granted	683	8.95
Exercised	(88)	6.44
Expired	(58)	10.42
Forfeited	(98)	8.93
Outstanding at January 31, 2011	2,653	$11.33
Granted	197	9.84
Exercised	(88)	7.81
Expired	(41)	14.46
Forfeited	(33)	9.36
Outstanding at July 31, 2011	2,688	$11.31	4.8	$3,369
Vested and expected to vest at July 31, 2011 (1)	2,575	$11.40	4.7	$3,215
Vested and exercisable at July 31, 2011	1,472	$13.03	3.3	$1,589
_____________________________________

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2011 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on July 31, 2011. The total intrinsic value of stock options or SARs exercised in the three and six months ended July 31, 2011 was $121,000 and $211,000, respectively. The total intrinsic value of stock options or SARs exercised in the three and six months ended July 31, 2010 was $2,500 and $41,000, respectively. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2011 was $4.15 and $4.14, respectively.  The weighted average grant date fair value per share of SARs granted in both the three and six months ended July 31, 2010 was $4.10.

At July 31, 2011, there was approximately $4.7 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

Index

The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2011 and the six months ended July 31, 2011:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2010	475	$10.74
Granted	128	8.81
Vested (1)	(165)	11.37
Forfeited	(3)	8.75
Restricted stock at January 31, 2011	435	$10.02
Granted	173	9.31
Vested (1)	(111)	11.61
Forfeited	(7)	10.26
Restricted stock at July 31, 2011	490	$9.40
_____________________________________

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2011, the Company withheld 28,000 shares for payment of these taxes at a value of $287,000. During the six months ended July 31, 2011, the Company withheld 33,000 shares for payment of these taxes at a value of $333,000.

Total unrecognized compensation cost related to RSUs was approximately $3.6 million as of July 31, 2011. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

11.  COMMITMENTS AND CONTINGENCIES

Indemnifications

The Company sells software licenses and services to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon certain intellectual property rights of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including, but not limited to, certain time-based and geography-based scope limitations and a right to replace an infringing product.

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

Index

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue:
North America (1)	$25,204	$22,219	$50,484	$43,716
EMEA	18,601	15,690	37,051	31,314
Asia Pacific	13,140	9,685	23,767	19,823
Latin America	5,012	3,711	10,058	7,293
	$61,957	$51,305	$121,360	$102,146
_____________________________________

(1)
Sales into Canada accounted for 3% of North America total revenue in the three and six months ended July 31, 2011 and for 3% and 4% of North America total revenue for the three and six months ended July 31, 2010.

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

Recent market and economic conditions have been challenging.  Continued slow global economic growth and continued concerns about geopolitical issues have contributed to market volatility and diminished expectations for the global economy generally.  However, toward the end of the last fiscal year and continuing into the current fiscal year we have seen some improvement in the industries in which we operate.  Our revenues have grown in all business lines when compared to the same quarter and six months of last fiscal year. During this period, our overall headcount has increased by approximately 80 employees, or 6%, when comparing July 31, 2011 to July 31, 2010, which was primarily in professional services to support customer upgrades and new implementations, and also in subscription to support the growth of our On Demand offering.  Our strategy remains focused on the development and delivery of best-in-class software applications for the manufacturing industry in our six key industry segments.

Index

Total revenue increased to $62.0 million for the second quarter of fiscal 2012, up from $51.3 million in the second quarter of fiscal 2011.  We experienced increases of 45% in license revenue, 13% in maintenance and other revenue, 23% in professional services revenue and 74% in subscription revenue over the same period last year.  Total revenue for the first six months of fiscal 2012 was $121.4 million, a $19.2 million, or 19%, increase from the first six months of fiscal 2011.  License revenue for the first six months of fiscal 2012 increased by 27%, maintenance and other revenue increased by 11%, professional services revenue increased by 28% and subscription revenue increased by 82% over the same period last year.

Our increased revenue and our focus on managing costs have resulted in higher net income. Net income increased to $3.1 million for the second quarter of fiscal 2012, up from $0.3 million in the second quarter of fiscal 2011.  Net income for the first six months of fiscal 2012 was $4.1 million compared to a net loss of $0.9 million for the first six months of fiscal 2011.

In addition, our focus on maintaining financial strength by preserving a strong balance sheet and managing costs has resulted in a higher cash balance. We ended the quarter with $78.8 million in cash and cash equivalents, up from $67.3 million at January 31, 2011.  Cash flows from operations were $13.3 million for the first six months of fiscal 2012 compared to $13.7 million for the first six months of fiscal 2011.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology will occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for doubtful accounts; c) impairment of long-lived assets and goodwill; d) capitalized software development costs; e) valuation of deferred tax assets and tax contingency reserves; and f) stock-based compensation are further discussed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2011. Except as noted below there have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Revenue Recognition

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

Index

Multiple element arrangements for which VSOE does not exist for all undelivered elements typically occur when we introduce a new product or product bundles for which we have not established VSOE for support services or consulting or other services under our VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, we allocate revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenue. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are expensed as incurred and included in the various cost of revenue categories.

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

Revenue from our subscription product offerings, including our On Demand products, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. When our subscription product offerings are sold along with other elements as part of a multiple element arrangement, then the company allocates the total arrangement fee to each deliverable based on their relative selling prices. Amounts allocated to each deliverable are recognized as the revenue recognition criteria for each deliverable has been met. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized using the residual method.

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

Index

Although infrequent, when an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when we are requested to customize software or where we view the installation of our software as high risk in the customer’s environment. This requires us to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for using the cumulative catch up approach. In these arrangements, we do not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If we do not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. We allocate these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense and are included in the various cost of revenues categories.

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

Revenue

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2011	$	%	July 31, 2010	July 31, 2011	$	%	July 31, 2010
(in thousands)
Revenue
License fees	$8,550	$2,647	45%	$5,903	$14,894	$3,152	27%	$11,742
Percentage of total revenue	14%			12%	12%			11%
Maintenance and other	35,393	4,089	13%	31,304	69,731	6,916	11%	62,815
Percentage of total revenue	57%			61%	57%			62%
Subscription fees	2,322	985	74%	1,337	4,530	2,045	82%	2,485
Percentage of total revenue	4%			2%	4%			2%
Professional services	15,692	2,931	23%	12,761	32,205	7,101	28%	25,104
Percentage of total revenue	25%			25%	27%			25%
Total revenue	$61,957	$10,652	21%	$51,305	$121,360	$19,214	19%	$102,146

Index

Total Revenue. Total revenue was $62.0 million and $51.3 million for the second quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, total revenue for the current quarter would have been approximately $58.9 million, representing a $7.6 million, or 15%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 59% for the second quarter of fiscal 2012, as compared to 57% in the second quarter of fiscal 2011.  Total revenue increased across all geographic regions in which we operate during the second quarter of fiscal 2012 when compared to the same quarter last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the second quarter of fiscal 2012 was approximately 31% in automotive, 23% in consumer products and food and beverage, 33% in high technology and industrial products and 13% in life sciences. In comparison, revenue by industry for the second quarter of fiscal 2011 was approximately 26% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 17% in life sciences.  Revenue from each industry was higher in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011; however, revenue from the automotive industry had the greatest increase.

Total revenue was $121.4 million and $102.1 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, total revenue for the first six months of fiscal 2012 would have been approximately $116.7 million, representing a $14.6 million, or 14%, increase from the same period last year. When comparing categories within total revenue at constant rates, our first six months results included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 58% for the first six months of fiscal 2012, as compared to 57% in the same period of the prior fiscal year.  Total revenue increased across all geographic regions in which we operate during the first six months of fiscal 2012 when compared to the same six months last year.  Revenue by industry for the first six months of fiscal 2012 was approximately 30% in automotive, 23% in consumer products and food and beverage, 34% in high technology and industrial products and 13% in life sciences. In comparison, revenue by industry for the first six months of fiscal 2011 was approximately 26% in automotive, 22% in consumer products and food and beverage, 37% in high technology and industrial products and 15% in life sciences.  Revenue from each industry was higher in the first six months of fiscal 2012 when compared to the first six months of fiscal 2011; however, revenue from the automotive industry had the greatest increase.

License Revenue.  License revenue was $8.6 million and $5.9 million for the second quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, license revenue for the current quarter would have been approximately $8.2 million, representing a $2.3 million, or 39%, increase from the same period last year. License revenue increased in our North America, Asia Pacific and Latin America regions, and decreased in our EMEA region during the second quarter of fiscal 2012 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2012, three customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the second quarter of fiscal 2011 in which no customers placed a license order totaling more than $0.3 million.

License revenue was $14.9 million and $11.7 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, license revenue for the first six months of fiscal 2012 would have been approximately $14.4 million, representing a $2.7 million, or 23%, increase from the same period last year. License revenue increased in our North America, Asia Pacific and Latin America regions, and decreased in our EMEA region during the first six months of fiscal 2012 compared to the same period last year. During the first six months of fiscal 2012, six customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first six months of fiscal 2011 in which one customer placed a license order totaling more than $0.3 million and no orders exceeded $1.0 million.

Index

Maintenance and Other Revenue. Maintenance and other revenue was $35.4 million and $31.3 million for the second quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, the second quarter of fiscal 2012 maintenance and other revenue would have been approximately $33.9 million, representing a $2.6 million, or 8%, increase from the same period last year. Maintenance and other revenue increased across all geographic regions in which the company operates during the second quarter of fiscal 2012 when compared to the same quarter last year. The increase in maintenance and other revenue was related to maintenance re-starts, price increases, new customers, new users and new modules in excess of cancellations.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for each of the second quarters of fiscal 2012 and 2011.

Maintenance and other revenue was $69.7 million and $62.8 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, maintenance and other revenue for the first six months of fiscal 2012 would have been approximately $67.5 million, representing a $4.7 million, or 7%, increase from the same period last year. Maintenance and other revenue increased across all geographic regions in which the company operates during the first six months of fiscal 2012 when compared to the same period last year. The increase in maintenance and other revenue was related to maintenance re-starts, price increases, new customers, new users and new modules in excess of cancellations.  In addition, we benefited from recognition of previously deferred revenue due to revenue recognition rules.

Subscription Revenue. Subscription revenue was $2.3 million and $1.3 million for the second quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, subscription revenue for the current quarter would have been unchanged at $2.3 million, representing a $1.0 million, or 77%, increase from the same period last year.  Subscription revenue increased across all geographic regions during the second quarter of fiscal 2012 when compared to the same quarter last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering and we expect subscription revenue growth will fluctuate in the short term.

Subscription revenue was $4.5 million and $2.5 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, subscription revenue for the current period would have been unchanged at $4.5 million, representing a $2.0 million, or 80%, increase from the same period last year.  Subscription revenue increased across all geographic regions during the first six months of fiscal 2012 when compared to the same period last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering and we expect subscription revenue growth will fluctuate in the short term.

Professional Services Revenue.  Professional services revenue was $15.7 million and $12.8 million for the second quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, professional services revenue for the second quarter of fiscal 2012 would have been approximately $14.5 million, representing a $1.7 million, or 13%, increase from the same period last year. Professional services revenue increased across all geographic regions in which the company operates during the second quarter of fiscal 2012 compared to the same quarter last year.  The increase in professional services revenue quarter over quarter can be attributed to engagements in which we are recognizing a higher amount of professional services revenue per customer per quarter, which we believe is a result of higher license revenue over the recent quarters and decisions by customers to resume or accelerate previously delayed implementations, upgrades or other ongoing services projects.

Professional services revenue was $32.2 million and $25.1 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, professional services revenue for the first six months of fiscal 2012 would have been approximately $30.3 million, representing a $5.2 million, or 21%, increase from the same period last year. Professional services revenue increased across all geographic regions in which the company operates during the first six months of fiscal 2012 compared to the same period last year.  The increase in professional services revenue period over period can be attributed to engagements in which we are recognizing a higher amount of professional services revenue per customer per quarter, which we believe is a result of higher license revenue over the recent quarters and decisions by customers to resume or accelerate previously delayed implementations, upgrades or other ongoing services projects.

Index

Total Cost of Revenue

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
(in thousands)	July 31, 2011	$	%	July 31, 2010	July 31, 2011	$	%	July 31, 2010
Cost of revenue
Cost of license fees	$1,004	$(359)	-26%	$1,363	$2,035	$(758)	-27%	$2,793
Cost of maintenance, subscription and other	9,067	1,035	13%	8,032	17,842	1,162	7%	16,680
Cost of professional services	16,741	4,648	38%	12,093	33,029	8,362	34%	24,667
Total cost revenue	$26,812	$5,324	25%	$21,488	$52,906	$8,766	20%	$44,140
Percentage of revenue	43%			42%	44%			43%

Cost of license fees includes license royalties, amortization of capitalized software costs and shipping. Cost of maintenance, subscription and other includes personnel costs of fulfilling maintenance and subscription contracts, stock-based compensation for those employees, travel expense, professional fees, hosting costs, royalties, direct material and an allocation of information technology and facilities costs. Direct material charges include the cost of fulfilling maintenance and subscription contracts, hardware, costs associated with transferring our software to electronic media, printing of user manuals and packaging materials. Cost of professional services includes personnel costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total cost of revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $26.8 million for the second quarter of fiscal 2012 and $21.5 million for the second quarter of fiscal 2011, and as a percentage of total revenue was 43% and 42% for the second quarter of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, total cost of revenue for the second quarter of fiscal 2012 would have been approximately $25.3 million and as a percentage of total revenue would have been unchanged at 43%.  The non-currency related increase in cost of revenue of $3.8 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to higher cost of subcontractors, travel, and bonuses associated with higher professional services revenues.

Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $52.9 million for the first six months of fiscal 2012 and $44.1 million for the first six months of fiscal 2011, and as a percentage of total revenue was 44% and 43% for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, total cost of revenue for the first six months of fiscal 2012 would have been approximately $50.8 million and as a percentage of total revenue would have been 43%.  The non-currency related increase in cost of revenue was $6.7 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 and was primarily due to higher salaries and related costs, subcontractors, travel, and bonuses associated with higher professional services revenues.

Cost of License Fees.  Cost of license fees was $1.0 million and $1.4 million for the second quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of license fees for the second quarter of fiscal 2012 would have been unchanged at $1.0 million, representing a decrease of $0.4 million, or 29%. The non-currency related decrease in cost of license fees of $0.4 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was due to lower amortization of capitalized software costs since the majority of our acquired software technology was fully amortized as of September 2010.

Index

Cost of license fees was $2.0 million and $2.8 million for the first six months of fiscal 2012 and 2011. Holding foreign currency exchange rates constant to fiscal 2011, cost of license fees for the first six months of fiscal 2012 would have been unchanged at $2.0 million, representing a decrease of $0.8 million, or 29%. The non-currency related decrease in cost of license fees of $0.8 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was due to lower amortization of capitalized software costs since the majority of our acquired software technology was fully amortized as of September 2010.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $9.1 million and $8.0 million for the second quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of maintenance, subscription and other in the second quarter of fiscal 2012 would have been approximately $8.7 million, representing an increase of $0.7 million, or 9%. The non-currency increase in cost of maintenance, subscription and other of $0.7 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to higher subscription costs, which included higher salaries and related costs of $0.3 million, higher hosting costs of $0.1 million and higher information technology and facilities allocated costs of $0.1 million.  Cost of maintenance, subscription and other as a percentage of maintenance and other and subscription fees revenue were generally consistent at 24% and 25% in the second quarters of fiscal 2012 and fiscal 2011, respectively.

Cost of maintenance, subscription and other was $17.8 million and $16.7 million for the first six months of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of maintenance, subscription and other in the first six months of fiscal 2012 would have been approximately $17.4 million, representing an increase of $0.7 million, or 4%. The non-currency increase in cost of maintenance, subscription and other of $0.7 million for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was primarily due to higher subscription costs, which included higher salaries and related costs of $0.5 million, higher hosting costs of $0.3 million and higher information technology and facilities allocated costs of $0.2 million. These increases were partially offset by decreases in maintenance and other costs, which included lower salaries and related costs of $0.2 million, lower information technology and facilities allocated costs of $0.2 million and lower severance of $0.1 million. Cost of maintenance, subscription and other as a percentage of maintenance and other and subscription fees revenues were generally consistent at 24% and 26% in the first six months of fiscal 2012 and fiscal 2011, respectively.

Cost of Professional Services.  Cost of professional services was $16.7 million and $12.1 million for the second quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of professional services for the second quarter of fiscal 2012 would have been approximately $15.6 million, representing an increase of $3.5 million, or 29%. The non-currency increase in cost of professional services of $3.5 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was due primarily to higher services salaries and related costs of $1.9 million as a result of higher headcount, higher third-party contractor costs of $0.7 million, higher travel costs of $0.4 million and higher bonuses of $0.4 million.  Cost of professional services as a percentage of revenues was 107% and 95% for the second quarters of fiscal 2012 and fiscal 2011, respectively.  The increase in cost of professional fees as a percentage of professional services revenues was primarily due to lower utilizations in North America and Latin America as a result of training courses for our consultants and fixed price projects where work was performed but no corresponding revenue was recognized due to software revenue recognition rules.

Cost of professional services was $33.0 million and $24.7 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of professional services for the first six months of fiscal 2012 would have been approximately $31.4 million, representing an increase of $6.7 million, or 27%. The non-currency increase in cost of professional services of $6.7 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was due primarily to higher services salaries and related costs of $3.1 million as a result of higher headcount, higher third-party contractor costs of $1.6 million, higher travel costs of $0.9 million and higher bonuses of $0.5 million.  Cost of professional services as a percentage of professional services revenues was 103% and 98% for the first six months of fiscal 2012 and fiscal 2011, respectively.

Index

Sales and Marketing

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
(in thousands)	July 31, 2011	$	%	July 31, 2010	July 31, 2011	$	%	July 31, 2010

Sales and marketing	$13,864	$1,681	14%	$12,183	$28,353	$2,664	10%	$25,689
Percentage of revenue	22%			24%	23%			25%

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

Sales and marketing expense was $13.9 million and $12.2 million for the second quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, sales and marketing expense for the second quarter of fiscal 2012 would have been approximately $13.1 million, representing an increase of $0.9 million, or 7%. The non-currency related increase in sales and marketing expense of $0.9 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to higher bonuses of $0.4 million and higher sales agent fees of $0.2 million.

Sales and marketing expense was $28.4 million and $25.7 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, sales and marketing expense for the first six months of fiscal 2012 would have been approximately $27.2 million, representing an increase of $1.5 million, or 6%. The non-currency related increase in sales and marketing expense of $1.5 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was primarily due to higher salaries and related costs of $0.6 million, higher bonuses of $0.4 million, higher commissions of $0.2 million, higher travel costs of $0.2 million and higher professional fees of $0.2 million.

Research and Development

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
(in thousands)	July 31, 2011	$	%	July 31, 2010	July 31, 2011	$	%	July 31, 2010

Research and development	$9,237	$418	5%	$8,819	$17,720	$(426)	-2%	$18,146
Percentage of revenue	15%			17%	15%			18%

Research and development expense is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation and travel expense for research and development employees, professional services, such as fees paid to software development firms and independent contractors, and training for such personnel. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by income from joint development projects.

Research and development expense was $9.2 million and $8.8 million for the second quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, research and development expense for the second quarter of fiscal 2012 would have been consistent with the prior year at $8.8 million. Research and development expense categories were generally consistent quarter over quarter.

Index

Research and development expense was $17.7 million and $18.1 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, research and development expense for the first six months of fiscal 2012 would have been approximately $17.1 million, representing a decrease of $1.0 million, or 6%. The non-currency related decrease in research and development expense of $1.0 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was primarily due to higher research and development funding of $1.0 million from two projects, one of which concluded during the current quarter, lower professional fees of $0.3 million and lower information technology and facilities allocated costs of $0.3 million partially offset by higher bonuses of $0.4 million.  We expect research and development expense in each of the third and fourth quarters of fiscal 2012 to approximate second quarter of fiscal 2012 research and development expense.

General and Administrative

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
(in thousands)	July 31, 2011	$	%	July 31, 2010	July 31, 2011	$	%	July 31, 2010

General and administrative	$7,397	$(330)	-4%	$7,727	$15,110	$(58)	0%	$15,168
Percentage of revenue	12%			15%	12%			15%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

General and administrative expense was $7.4 million and $7.7 million for the second quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, general and administrative expense for the second quarter of fiscal 2012 would have been approximately $7.1 million, representing a decrease of $0.6 million, or 8%. The non-currency related decrease in general and administrative expense of $0.6 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to lower professional fees of $0.7 million as a result of our recapitalization implemented in the prior fiscal year.

General and administrative expense was $15.1 million and $15.2 million for the first six months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, general and administrative expense for the first six months of fiscal 2012 would have been approximately $14.6 million, representing a decrease of $0.6 million, or 4%. The non-currency related decrease in general and administrative expense of $0.6 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was due to lower professional fees of $0.8 million as a result of our recapitalization implemented in the prior fiscal year, partially offset by higher bonuses of $0.3 million.

Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
(in thousands)	July 31, 2011	$	%	July 31, 2010	July 31, 2011	$	%	July 31, 2010
Other (income) expense
Interest income	$(146)	$(35)	-32%	$(111)	$(282)	$(38)	-16%	$(244)
Interest expense	287	(22)	-7%	309	557	(50)	-8%	607
Other (income) expense, net	(356)	(257)	-260%	(99)	462	584	479%	(122)
Total other (income) expense	$(215)	$(314)	-317%	$99	$737	$496	206%	$241
Percentage of revenue	0%			0%	1%			0%

Net other (income) expense was $(0.2) million and $0.1 million for the second quarters of fiscal 2012 and fiscal 2011, respectively. The favorable change primarily related to higher foreign exchange gains in the current quarter.

Index

Net other expense was $0.7 million and $0.2 million for the first six months of fiscal 2012 and 2011, respectively. The unfavorable change is primarily related to higher foreign exchange losses in the current period.

Income Tax Expense (Benefit)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2011	$	%	July 31, 2010	July 31, 2011	$	%	July 31, 2010
(in thousands)
Income tax expense (benefit)	$1,792	$1,118	166%	$674	$2,444	$2,777	834%	$(333)
Percentage of revenue	3%			1%	2%			0%
Effective tax rate	37%			68%	37%			27%

We recorded income tax expense of $1.8 million and $0.7 million for the second quarters of fiscal 2012 and 2011, respectively. Our effective tax rate decreased to 37% during the second quarter of fiscal 2012 compared to 68% for the same quarter in the prior year.  The lower effective tax rate for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to significantly higher income before taxes in the second quarter of fiscal 2012. In addition, in fiscal 2011 our effective tax rate was increased by non-deductible professional fees related to the stock recapitalization. We will not incur these professional fees in fiscal 2012.

We recorded income tax expense (benefit) of $2.4 million and $(0.3) million for the first six months of fiscal 2012 and 2011, respectively. Our effective tax rate increased to 37% from 27% for the same period in the prior year. The higher effective tax rate for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was primarily due to the fact that the Company had income before taxes in the current period as opposed to a loss before taxes during the same period in the prior year.

We benefit from operating in foreign locations, such as Ireland, due to the lower statutory income tax rate relative to the U.S. Federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of licenses, maintenance, subscription and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures and to invest in our growth initiatives, which could include acquisitions of products, technology and businesses, as well as payments of dividends or stock repurchases.

Toward the end of the last fiscal year and continuing into the current fiscal year we have seen some improvement in the industries in which we operate, although current global economic circumstances remain volatile and unclear. We are monitoring economic conditions since our performance is heavily influenced by our customers’ outlook and production.  We have remained focused on conserving cash and as a result our cash balance increased from $67.3 million at January 31, 2011, to $78.8 million at July 31, 2011.

At July 31, 2011, our principal sources of liquidity were cash and equivalents totaling $78.8 million and net accounts receivable of $41.7 million. At July 31, 2011, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2011 and as of January 31, 2011. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness.  Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2012.

Index

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of July 31, 2011 the portion of our cash and equivalents held by Bank of America was approximately 75%.

The amount of cash and equivalents held by foreign subsidiaries was $52.0 million and $46.8 million as of July 31, 2011 and January 31, 2011, respectively.  If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations in the U.S.

The following table summarizes our cash flows for the six months ended July 31, 2011 and 2010, respectively.

(in thousands)	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010
Net cash provided by operating activities	$13,307	$13,693
Net cash used in investing activities	(2,073)	(926)
Net cash used in financing activities	(1,162)	(1,590)
Effect of foreign exchange rates on cash and equivalents	1,490	(92)
Net increase in cash and equivalents	$11,562	$11,085

Net cash flows provided by operating activities was $13.3 million for the first six months of fiscal 2012 compared to $13.7 million for the first six months of fiscal 2011. The $0.4 million decrease in net cash flows provided by operating activities was due primarily to the negative cashflow effect of changes in accounts payable, deferred revenue and other liabilities of $13.8 million and noncash charges (including depreciation and amortization, stock-based compensation and provisions for doubtful accounts/sales adjustments) of $2.3 million partially offset by the positive cashflow effect of changes in net income of $5.0 million and in accounts receivable of $7.3 million.

Capital expenditures were $2.0 million for the first six months of fiscal 2012, primarily relating to purchases of computer equipment and leasehold improvements, compared to $0.7 million for the first six months of fiscal 2011. We expect capital expenditures in the second half of fiscal 2012 to remain fairly consistent with the first half of fiscal 2012. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Dividend-related payments for the first six months of fiscal 2012 totaled $0.6 million compared to $1.3 million in the same period of fiscal 2011. In fiscal 2010, we modified our dividend program to allow shareholders the choice of stock or cash, which has enabled us to conserve cash. The number of shares issued to the holders of record as a stock dividend is calculated based on the average closing price of QAD’s Class A common stock for the three trading days immediately following the election deadline. The Board of Directors evaluates our ability to continue to pay dividends and the structure of any dividends on a quarterly basis.

There were no stock repurchase-related payments during the first six months of fiscal 2012. We do not currently have a stock repurchase program in place; however, the Board of Directors evaluates our position relating to future potential repurchases on a regular basis.

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

Index

DSO under the countback method was 57 days at July 31, 2011, compared to 52 days at January 31, 2011 and 66 days at July 31, 2010. The increase in DSO under the countback method as of July 31, 2011 when compared to January 31, 2011, was primarily related to less billings in the second quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. This result is generally consistent with management expectations as our fourth quarters include a higher volume of annual maintenance renewals than the other quarters. The decrease in DSO under the count-back method as of July 31, 2011, when compared to July 31, 2010, was related to improved cash collections as a percent of our available accounts receivable balance and higher billings in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 61 days at July 31, 2011, compared to 95 days at January 31, 2011 and 75 days at July 31, 2010.  We believe our reserve methodology is adequate and our reserves are properly stated as of July 31, 2011. We will continue to monitor our receivables.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2011 was disclosed in our fiscal 2011 10-K.  During the six months ended July 31, 2011 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

On July 8, 2011, we entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility replaced our $20 million unsecured credit line with Bank of America N.A. which expired on July 9, 2011.

The Facility provides a one-year commitment for a $20 million line of credit for working capital or other business needs. We will pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to LIBOR plus 0.75%.

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and cash equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year.  The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At July 31, 2011, the effective borrowing rate would have been 0.94%.

As of July 31, 2011, there were no borrowings under the Facility and we were in compliance with the financial covenants.

Notes Payable

In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at July 31, 2011 was $16.3 million.

Index

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. For the first six months of fiscal 2012 and 2011, approximately 40% of our revenue was denominated in foreign currencies. Approximately 45% and 40% of our expenses were denominated in currencies other than the U.S. dollar for the first six months of fiscal 2012 and 2011, respectively. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. For the first six months of fiscal 2012 and 2011 foreign currency, transaction and remeasurement (gains) losses totaled $0.5 million and $(0.3) million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of July 31, 2011 there were no borrowings under our unsecured loan agreement.

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

ITEM 5.  EXHIBITS

Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities ExchangeAct of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: September 9, 2011	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)