Form 10-Q
period 2011-10-31
QAD INC
filed 2011-12-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of November 30, 2011, there were 12,871,094 shares of the Registrant’s Class A common stock outstanding and 3,198,899 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index

PART I

ITEM 1 –  FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2011	January 31, 2011
Assets
Current assets:
Cash and equivalents	$75,055	$67,276
Accounts receivable, net	40,922	65,620
Deferred tax assets, net	3,953	3,954
Other current assets	9,848	12,553
Total current assets	129,778	149,403
Property and equipment, net	33,226	33,795
Capitalized software costs, net	558	841
Goodwill	6,432	6,457
Deferred tax assets, net	20,121	20,080
Other assets, net	2,992	2,518
Total assets	$193,107	$213,094

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$316	$304
Accounts payable	6,254	10,003
Deferred revenue	73,914	94,453
Other current liabilities	28,261	30,891
Total current liabilities	108,745	135,651
Long-term debt	15,900	16,138
Other liabilities	5,381	5,214
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,146,418 shares and 14,146,416 shares at October 31, 2011 and January 31, 2011, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,609 shares and 3,536,604 shares at October 31, 2011 and January 31, 2011, respectively	4	4
Additional paid-in capital	148,271	146,898
Treasury stock, at cost (1,503,849 shares and 1,721,601 shares at October 31, 2011 and January 31, 2011, respectively)	(24,622)	(28,070)
Accumulated deficit	(51,482)	(54,438)
Accumulated other comprehensive loss	(9,104)	(8,317)
Total stockholders’ equity	63,081	56,091
Total liabilities and stockholders’ equity	$193,107	$213,094

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Revenue:
License fees	$7,216	$6,071	$22,110	$17,813
Maintenance and other	34,011	33,777	103,742	96,592
Subscription fees	2,283	1,592	6,813	4,077
Professional services	17,223	13,969	49,428	39,073
Total revenue	60,733	55,409	182,093	157,555

Costs of revenue:
License fees	1,248	1,107	3,283	3,900
Maintenance, subscription and other	8,841	7,952	26,683	24,632
Professional services	16,066	13,862	49,095	38,529
Total cost of revenue	26,155	22,921	79,061	67,061

Gross profit	34,578	32,488	103,032	90,494

Operating expenses:
Sales and marketing	13,974	13,024	42,327	38,713
Research and development	8,811	8,134	26,531	26,280
General and administrative	7,495	7,486	22,605	22,654
Total operating expenses	30,280	28,644	91,463	87,647

Operating income	4,298	3,844	11,569	2,847

Other (income) expense:
Interest income	(188)	(140)	(470)	(384)
Interest expense	305	317	862	924
Other (income) expense, net	(41)	139	421	17
Total other expense	76	316	813	557

Income before income taxes	4,222	3,528	10,756	2,290
Income tax expense	1,212	1,855	3,656	1,522

Net income	$3,010	$1,673	$7,100	$768

Basic net income per share
Class A	$0.19	$0.11	$0.46	$0.05
Class B	$0.16	$0.09	$0.38	$0.04
Diluted net income per share
Class A	$0.19	$0.10	$0.44	$0.05
Class B	$0.15	$0.09	$0.37	$0.04

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2011	2010

Cash flows from operating activities:
Net income	$7,100	$768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,635	5,604
Provision for doubtful accounts and sales adjustments	586	197
Stock compensation expense	3,502	4,199
Excess tax benefits from share-based payment arrangements	(24)	—
Other, net	(152)	(191)
Changes in assets and liabilities:
Accounts receivable	24,704	20,182
Other assets	2,128	349
Accounts payable	(3,832)	(1,500)
Deferred revenue	(22,490)	(14,096)
Other liabilities	(2,105)	545
Net cash provided by operating activities	13,052	16,057
Cash flows from investing activities:
Purchase of property and equipment	(2,593)	(1,004)
Capitalized software costs	(167)	(297)
Other	(86)	(7)
Net cash used in investing activities	(2,846)	(1,308)
Cash flows from financing activities:
Repayments of debt	(226)	(215)
Tax payments, net of proceeds, related to stock awards	(642)	(335)
Excess tax benefits from share-based payment arrangements	24	—
Repurchase of stock	(569)	—
Cash dividends paid	(1,431)	(1,934)
Net cash used in financing activities	(2,844)	(2,484)

Effect of exchange rates on cash and equivalents	417	791

Net increase in cash and equivalents	7,779	13,056

Cash and equivalents at beginning of period	67,276	44,678

Cash and equivalents at end of period	$75,055	$57,734

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$1,126	$789
Dividends paid in stock	1,366	423

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2011 are not necessarily indicative of the results to be expected for the year ending January 31, 2012.

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

Beginning in the quarter ended April 30, 2011, the Company began presenting subscription revenue as a separate caption within revenue.  Subscription revenue includes hosting arrangements and software as a service arrangements.  In addition, the Company began presenting costs of professional services as a separate caption within costs of revenue.  Prior period data has been reclassified to conform to the current presentation.  These reclassifications had no effect on reported net income, gross profit or total revenue.

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test.  Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit.  This ASU will be effective for the Company’s fiscal year beginning February 1, 2012.  The Company is currently evaluating the provisions of this guidance, but does not expect this guidance to have a significant impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

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

Index

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU will be effective for the Company’s fiscal year beginning February 1, 2012. Early adoption is not permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated statements of financial position, results of operations or cash flows.

2.	COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$3,010	$1,673	$7,100	$768
Less: Dividends declared	(1,120)	(792)	(3,001)	(2,365)
Undistributed net income (loss)	$1,890	$881	$4,099	$(1,597)

Net income per share – Class A Common Stock
Dividends declared	$930	$656	$2,489	$1,958
Allocation of undistributed net income (loss)	1,569	730	3,399	(1,322)
Net income attributable to Class A common stock	$2,499	$1,386	$5,888	$636

Weighted average shares of Class A common stock outstanding—basic	12,975	12,632	12,892	12,589
Weighted average potential shares of Class A common stock	407	795	394	802
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,382	13,427	13,286	13,391

Basic net income per Class A common share	$0.19	$0.11	$0.46	$0.05
Diluted net income per Class A common share	$0.19	$0.10	$0.44	$0.05

Net income per share – Class B Common Stock
Dividends declared	$190	$136	$512	$407
Allocation of undistributed net income (loss)	321	151	700	(275)
Net income attributable to Class B common stock	$511	$287	$1,212	$132

Weighted average shares of Class B common stock outstanding—basic	3,203	3,158	3,194	3,147
Weighted average potential shares of Class B common stock	98	199	98	201
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,301	3,357	3,292	3,348

Basic net income per Class B common share	$0.16	$0.09	$0.38	$0.04
Diluted net income per Class B common share	$0.15	$0.09	$0.37	$0.04

Index

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”). The Company’s unvested RSUs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release. In addition, the Company’s unexercised stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to exercise. Class A common stock equivalents of approximately 2.2 million and 2.1 million for the three and nine months ended October 31, 2011, respectively, were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.5 million for the three and nine months ended October 31, 2011 were not included in the diluted calculation because their effects were anti-dilutive. Class A common stock equivalents of approximately 1.8 million and 1.5 million, respectively, for the three and nine months ended October 31, 2010 were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.4 million for the three and nine months ended October 31, 2010 were not included in the diluted calculation because their effects were anti-dilutive.

3.	COMPREHENSIVE INCOME

Comprehensive income includes changes in the balances of items that are reported directly as separate components of stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets. The components of comprehensive income were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$3,010	$1,673	$7,100	$768
Foreign currency translation adjustments	(260)	(560)	(787)	106

Comprehensive income	$2,750	$1,113	$6,313	$874

4.	FAIR VALUE MEASUREMENTS

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

Index

The following table sets forth the financial assets, measured at fair value, as of October 31, 2011 and January 31, 2011:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of October 31, 2011	$48,114	$—	$—
Money market mutual funds as of January 31, 2011	$48,390	$—	$—

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $26.9 million and $18.9 million as of October 31, 2011 and January 31, 2011, respectively.

There have been no transfers between fair value measurement levels during the nine months ended October 31, 2011.

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.2 million at October 31, 2011 and the carrying value was $16.2 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

5.	GOODWILL

The changes in the carrying amount of goodwill for the nine months ended October 31, 2011, were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2011	$22,065	$(15,608)	$6,457
Impact of foreign currency translation	(25)	—	(25)
Balance at October 31, 2011	$22,040	$(15,608)	$6,432

The Company performed its annual impairment review during the fourth quarter of fiscal 2011. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2010. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2011. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2011 that would cause the Company to test goodwill for impairment.

6.	DEBT

	October 31, 2011	January 31, 2011
	(in thousands)
Note payable	$16,216	$16,442
Less current maturities	(316)	(304)
Long-term debt	$15,900	$16,138

Index

Note Payable

In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by the Company’s headquarters located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The unpaid balance as of October 31, 2011 was $16.2 million.

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

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At October 31, 2011, the effective borrowing rate would have been 1.0%.

As of October 31, 2011, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

7.	INCOME TAXES

The total amount of unrecognized tax benefits was $2.3 million at October 31, 2011.  The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with both foreign and domestic tax authorities related to tax credits and deductions, an estimated $0.3 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2011, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008 and 2009, South Africa for fiscal year 2010 and in California for fiscal years ended 2004 and 2005.

8.	STOCKHOLDERS’ EQUITY

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

On June 7, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of Class A common stock and $0.05 per share of Class B common stock payable on October 10, 2011 to shareholders of record at the close of business on August 30, 2011. The dividend was payable in either cash or Class A shares of the Company’s common stock, at the election of each shareholder. Based on the shareholder election, the Company paid $0.8 million in cash and issued 14,000 shares at a fair value of $0.1 million. Shares issued in payment of the dividend were issued out of treasury stock.

Index

On September 20, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.072 per share of Class A common stock and $0.06 per share of Class B common stock payable on January 9, 2012 to shareholders of record at the close of business on November 29, 2011. QAD will pay its quarterly dividend in either cash or Class A shares of the Company’s common stock, at the election of each shareholder.

Stock Repurchase Program

On September 22, 2011, the Company announced that its Board of Directors approved a stock repurchase program which authorized management to purchase up to one million shares of the Company's Class A and/or Class B shares of common stock. During the third quarter of fiscal 2012, the Company repurchased 46,500 and 3,200 shares of Class A and Class B common stock, respectively, authorized under the program at an average price of $11.45 and $11.59 per share of Class A and Class B, respectively, including fees, for total consideration of $0.6 million.  Repurchased shares are classified as treasury stock.

9.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 9 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2011.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of maintenance, subscription and other revenue	$47	$76	$155	$231
Cost of professional services	136	183	435	526
Sales and marketing	230	297	666	881
Research and development	171	245	526	691
General and administrative	644	647	1,720	1,870
Total stock-based compensation expense	$1,228	$1,448	$3,502	$4,199

Option/SAR Information

The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2011 and 2010 are shown in the following table:

	Nine Months Ended October 31,
	2011	2010
Expected life in years (1)	3.81	4.31
Risk free interest rate (2)	1.16%	1.72%
Volatility (3)	66%	68%
Dividend rate (4)	2.38%	2.23%

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

(4)
During the quarter ended October 31, 2011, the Company’s Board of Directors approved a 20 percent increase in quarterly dividends to $0.072 and $0.06 per share of Class A and Class B stock, respectively. The Company expects to pay quarterly dividends at the rate of $0.072 and $0.06 per share of Class A and Class B, respectively.

The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2011 and the nine months ended October 31, 2011:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2010	2,214	$11.76
Granted	683	8.95
Exercised	(88)	6.44
Expired	(58)	10.42
Forfeited	(98)	8.93
Outstanding at January 31, 2011	2,653	$11.33
Granted	202	9.87
Exercised	(104)	7.91
Expired	(44)	14.51
Forfeited	(42)	9.34
Outstanding at October 31, 2011	2,665	$11.33	4.5	$5,216
Vested and expected to vest at October 31, 2011 (1)	2,569	$11.40	4.4	$4,998
Vested and exercisable at October 31, 2011	1,578	$12.79	3.3	$2,534

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2011 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on October 31, 2011. The total intrinsic value of stock options or SARs exercised in the three and nine months ended October 31, 2011 was $45,000 and $255,000, respectively. The total intrinsic value of stock options or SARs exercised in the three and nine months ended October 31, 2010 was $47,000 and $88,000, respectively. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2011 was $4.60 and $4.16, respectively.  The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2010 was $3.68 and $4.10, respectively.

At October 31, 2011, there was approximately $4.2 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The Company withholds, at the employee’s election, a portion of the exercised shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2011, the Company withheld 1,200 shares for payment of these taxes at a value of $13,000. During the nine months ended October 31, 2011, the Company withheld 7,100 shares for payment of these taxes at a value of $75,000.  In addition, during the nine months ended October 31, 2011, the Company received $39,000 in cash from option exercises.

Index

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2011 and the nine months ended October 31, 2011:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2010	475	$10.74
Granted	128	8.81
Vested (1)	(165)	11.37
Forfeited	(3)	8.75
Restricted stock at January 31, 2011	435	$10.02
Granted	174	9.32
Vested (1)	(175)	10.90
Forfeited	(8)	10.16
Restricted stock at October 31, 2011	426	$9.37

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2011, the Company withheld 24,000 shares for payment of these taxes at a value of $273,000. During the nine months ended October 31, 2011, the Company withheld 57,000 shares for payment of these taxes at a value of $606,000.

Total unrecognized compensation cost related to RSUs was approximately $3.1 million as of October 31, 2011. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

10.	COMMITMENTS AND CONTINGENCIES

Indemnifications

The Company sells software licenses and services to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon certain intellectual property rights of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in industry-standard respects.

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

Index

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

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products through its direct sales force in four geographic regions: North America, Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America and through distributors and sales agents where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

License and subscription revenues are assigned to the geographic regions based on the proportion of commissions earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue:
North America (1)	$25,613	$24,127	$76,097	$67,843
EMEA	18,631	15,586	55,682	46,900
Asia Pacific	12,027	11,587	35,794	31,410
Latin America	4,462	4,109	14,520	11,402
	$60,733	$55,409	$182,093	$157,555

(1)
Sales into Canada accounted for 3% of North America total revenue in the three and nine months ended October 31, 2011 and for 4% of North America total revenue in the three and nine months ended October 31, 2010.

Index

ITEM 2 –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements, including, but not limited to, statements relating to our proposed capital expenditures, future dividend payments and availability of cash resources, are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2011, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

QAD Inc. is a global provider of enterprise software applications, and related services and support. QAD provides enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. QAD software is used by over 2,500 global manufacturing companies and we employ approximately 1,450 people worldwide. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

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

Despite overall concerns about the global financial system, geopolitical issues and continued slow global economic growth, we have seen improvement over the last year in the industries in which we operate.  Our revenue has grown in all categories when compared to the same quarter and nine months of last fiscal year and our overall headcount has increased by approximately 100 employees, or 8%, when comparing October 31, 2011 to October 31, 2010.  The largest increase in headcount was in our professional services in order to support customer upgrades and new implementations.  Our strategy remains focused on the development and delivery of best-in-class enterprise resource planning software applications for the manufacturing industry in our six key industry segments. We remain cautious in our spending and we continue to closely monitor the global economic environment.

Index

Total revenue increased to $60.7 million for the third quarter of fiscal 2012, up from $55.4 million in the third quarter of fiscal 2011.  We experienced increases of 19% in license revenue, 1% in maintenance and other revenue, 23% in professional services revenue and 43% in subscription revenue over the same period last year.  Total revenue for the first nine months of fiscal 2012 was $182.1 million, a $24.5 million, or 16%, increase from the first nine months of fiscal 2011.  License revenue for the first nine months of fiscal 2012 increased by 24%, maintenance and other revenue increased by 7%, professional services revenue increased by 27% and subscription revenue increased by 67% over the same period last year.  Net income increased to $3.0 million for the third quarter of fiscal 2012, up from $1.7 million in the third quarter of fiscal 2011.  Net income for the first nine months of fiscal 2012 was $7.1 million compared to net income of $0.8 million for the first nine months of fiscal 2011.

Our cash and equivalents balance was $75.1 million at October 31, 2011, up from $67.3 million at January 31, 2011.  Cash flows from operations were $13.1 million for the first nine months of fiscal 2012 compared to $16.1 million for the first nine months of fiscal 2011.

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

Revenue Recognition

We derive our revenues from the sale or the license of our software products, from support services and product updates (referred to as maintenance revenue), from subscriptions and from consulting, development, training, and other professional services. The product updates are offered on a when-and-if available basis. The majority of our software is sold or licensed in multiple-element arrangements that include support services, product updates and often consulting services or other elements. As a result, we exercise judgment and use estimates in connection with the amount and timing of revenue recognition. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. A majority of our license revenue is recognized in this manner. Revenue is presented net of sales, use and value-added taxes collected from our customers.

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

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Product updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Support services include Internet access to technical content, as well as Internet and telephone access to technical support personnel. A majority of our customers purchase both support services and product updates when they acquire new software licenses. In addition, a majority of our customers renew their support services contracts annually.

Revenue from consulting services is typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of our software. Our software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, we enter into fixed fee arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, as compared to total estimated hours to be incurred to complete the work. In milestone achievement arrangements, we recognize revenue as the respective milestones are achieved.

Revenue from our subscription product offerings, including our On Demand products, is recognized ratably over the contract period when the customer does not have the right to take possession of the software. When our subscription product offerings are sold along with other elements as part of a multiple element arrangement, the Company allocates the total arrangement fee to each deliverable based on their relative selling prices. Amounts allocated to each deliverable are recognized as the revenue recognition criteria for each deliverable has been met. For subscription arrangements where the customer has the right and ability to take possession of the software, revenue is recognized using the residual method.

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

Although infrequent, when an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when we are requested to customize software or when we view the installation of our software as high risk in the customer’s environment. This requires us to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion, contract revenues and contract costs are accounted for using the cumulative catch up approach. In these arrangements, we do not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If we do not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. We allocate these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense and are included in the various cost of revenues categories.

Index

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

RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 11 “Business Segment Information” within Notes to Condensed Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the prior period to the current period results.

Revenue

	Three Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Three Months Ended October 31,	Nine Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Nine Months Ended October 31,
	2011	$	%	2010	2011	$	%	2010
(in thousands)
Revenue
License fees	$7,216	$1,145	19%	$6,071	$22,110	$4,297	24%	$17,813
Percentage of total revenue	12%			11%	12%			11%
Maintenance and other	34,011	234	1%	33,777	103,742	7,150	7%	96,592
Percentage of total revenue	56%			61%	57%			61%
Subscription fees	2,283	691	43%	1,592	6,813	2,736	67%	4,077
Percentage of total revenue	4%			3%	4%			3%
Professional services	17,223	3,254	23%	13,969	49,428	10,355	27%	39,073
Percentage of total revenue	28%			25%	27%			25%
Total revenue	$60,733	$5,324	10%	$55,409	$182,093	$24,538	16%	$157,555

Index

Total Revenue. Total revenue was $60.7 million and $55.4 million for the third quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, total revenue for the third quarter of fiscal 2012 would have been approximately $59.9 million, representing a $4.5 million, or 8%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases in our license, subscription and professional services revenue categories and a slight decrease in our maintenance and other revenue. Revenue outside the North America region as a percentage of total revenue was 58% for the third quarter of fiscal 2012, as compared to 57% in the third quarter of fiscal 2011.  Total revenue increased across all geographic regions in which we operate during the third quarter of fiscal 2012 when compared to the same quarter last year. Our products are sold to manufacturing companies that operate mainly in the following industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the third quarter of fiscal 2012 was approximately 28% in automotive, 22% in consumer products and food and beverage, 37% in high technology and industrial products and 13% in life sciences. In comparison, revenue by industry for the third quarter of fiscal 2011 was fairly consistent with fiscal 2012 with approximately 27% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 16% in life sciences.

Total revenue was $182.1 million and $157.6 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, total revenue for the first nine months of fiscal 2012 would have been approximately $176.6 million, representing a $19.0 million, or 12%, increase from the same period last year. When comparing categories within total revenue at constant rates, our first nine months results included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 58% for the first nine months of fiscal 2012, as compared to 57% in the same period of the prior fiscal year.  Total revenue increased across all geographic regions in which we operate during the first nine months of fiscal 2012 when compared to the same nine months last year.  Revenue by industry for the first nine months of fiscal 2012 was approximately 28% in automotive, 22% in consumer products and food and beverage, 36% in high technology and industrial products and 14% in life sciences. In comparison, revenue by industry for the first nine months of fiscal 2011 was fairly consistent with fiscal 2012 with approximately 26% in automotive, 22% in consumer products and food and beverage, 37% in high technology and industrial products and 15% in life sciences.

License Revenue.  License revenue was $7.2 million and $6.1 million for the third quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, license revenue for the third quarter of fiscal 2012 would have been unchanged at $7.2 million, representing a $1.1 million, or 18%, increase from the same period last year. License revenue increased in our North America region and was partially offset by decreases in our EMEA, Latin America and Asia Pacific regions during the third quarter of fiscal 2012 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2012, seven customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Of the seven license orders totaling more than $0.3 million, four were deferred due to revenue recognition rules. This compared to the third quarter of fiscal 2011 in which one customer placed a license order totaling more than $0.3 million and no orders exceeded $1.0 million.

License revenue was $22.1 million and $17.8 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, license revenue for the first nine months of fiscal 2012 would have been approximately $21.5 million, representing a $3.7 million, or 21%, increase from the same period last year. License revenue increased in our North America, Latin America and Asia Pacific regions and decreased in our EMEA region during the first nine months of fiscal 2012 compared to the same period last year. During the first nine months of fiscal 2012, thirteen customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first nine months of fiscal 2011 in which two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

Index

Maintenance and Other Revenue. Maintenance and other revenue was $34.0 million and $33.8 million for the third quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, maintenance and other revenue for the third quarter of fiscal 2012 would have been approximately $33.5 million, representing a $0.3 million, or 1%, decrease from the same period last year. Maintenance and other revenue decreased in our North America region and increased in our EMEA, Latin America and Asia Pacific regions during the third quarter of fiscal 2012 when compared to the same quarter last year. In the third quarter of fiscal 2011, we benefited from revenue related to maintenance provided in previous periods but not recognized until customer commitment was secured. Excluding this benefit from the third quarter of fiscal 2011, our maintenance and other revenue would have increased by approximately $0.2 million, or 1%, when comparing the third quarter of fiscal 2012 to the same quarter last year.

Maintenance and other revenue was $103.7 million and $96.6 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, maintenance and other revenue for the first nine months of fiscal 2012 would have been approximately $101.0 million, representing a $4.4 million, or 5%, increase from the same period last year. Maintenance and other revenue increased across all geographic regions in which the we operate during the first nine months of fiscal 2012 when compared to the same period last year. The increase in maintenance and other revenue was related to maintenance re-starts, price increases, new customers, new users and new modules in excess of cancellations.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate for the third quarter and the first nine months of both fiscal 2012 and 2011 was in excess of 90%.

Subscription Revenue. Subscription revenue was $2.3 million and $1.6 million for the third quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, subscription revenue for the third quarter of fiscal 2012 would have been unchanged at $2.3 million, representing a $0.7 million, or 44%, increase from the same period last year.  Subscription revenue increased across all geographic regions during the third quarter of fiscal 2012 when compared to the same quarter last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering.

Subscription revenue was $6.8 million and $4.1 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, subscription revenue for the first nine months of fiscal 2012 would have been unchanged at $6.8 million, representing a $2.7 million, or 66%, increase from the same period last year.  Subscription revenue increased across all geographic regions during the first nine months of fiscal 2012 when compared to the same period last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering.

Professional Services Revenue.  Professional services revenue was $17.2 million and $14.0 million for the third quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, professional services revenue for the third quarter of fiscal 2012 would have been approximately $16.9 million, representing a $2.9 million, or 21%, increase from the same period last year. Professional services revenue increased across all geographic regions in which we operate during the third quarter of fiscal 2012 compared to the same quarter last year.  The increase in professional services revenue quarter over quarter can be attributed to both a higher number of services engagements and to a higher amount of professional services revenue per customer per quarter.

Professional services revenue was $49.4 million and $39.1 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, professional services revenue for the first nine months of fiscal 2012 would have been approximately $47.2 million, representing an $8.1 million, or 21%, increase from the same period last year. Professional services revenue increased across all geographic regions in which we operate during the first nine months of fiscal 2012 compared to the same period last year.  The increase in professional services revenue period over period can be attributed to both a higher number of services engagements and to a higher amount of professional services revenue per customer per period.

Index

Total Cost of Revenue

	Three Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Three Months Ended October 31,	Nine Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Nine Months Ended October 31,
(in thousands)	2011	$	%	2010	2011	$	%	2010
Cost of revenue
Cost of license fees	$1,248	$141	13%	$1,107	$3,283	$(617)	-16%	$3,900
Cost of maintenance, subscription and other	8,841	889	11%	7,952	26,683	2,051	8%	24,632
Cost of professional services	16,066	2,204	16%	13,862	49,095	10,566	27%	38,529
Total cost revenue	$26,155	$3,234	14%	$22,921	$79,061	$12,000	18%	$67,061

Percentage of revenue	43%			41%	43%			43%

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

Total cost of revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $26.2 million for the third quarter of fiscal 2012 and $22.9 million for the third quarter of fiscal 2011, and as a percentage of total revenue was 43% and 41% for the third quarters of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, total cost of revenue for the third quarter of fiscal 2012 would have been approximately $25.8 million and as a percentage of total revenue would have been unchanged at 43%.  The non-currency related increase in cost of revenue of $2.9 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to higher salaries and related costs, third-party contractor costs and travel costs associated with higher professional services revenues and higher salaries and related and hosting costs associated with higher subscription revenue.

Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $79.1 million for the first nine months of fiscal 2012 and $67.1 million for the first nine months of fiscal 2011, and as a percentage of total revenue was 43% for the first nine months of fiscal 2012 and 2011. Holding foreign currency exchange rates constant to fiscal 2011, total cost of revenue for the first nine months of fiscal 2012 would have been approximately $76.6 million and as a percentage of total revenue would have been unchanged at 43%.  The non-currency related increase in cost of revenue of $9.5 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to higher salaries and related costs, third-party contractor costs, travel costs and bonuses associated with higher professional services revenues and higher salaries and related and hosting costs associated with higher subscription revenue.

Cost of License Fees.  Cost of license fees was $1.2 million and $1.1 million for the third quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of license fees for the third quarter of fiscal 2012 would have been unchanged at $1.2 million, representing an increase of $0.1 million, or 9%. The non-currency related increase in cost of license fees of $0.1 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was due to higher royalties partially offset by lower amortization of capitalized software costs.  The majority of our acquired software technology was fully amortized as of September 2010.

Index

Cost of license fees was $3.3 million and $3.9 million for the first nine months of fiscal 2012 and 2011. Holding foreign currency exchange rates constant to fiscal 2011, cost of license fees for the first nine months of fiscal 2012 would have been unchanged at $3.3 million, representing a decrease of $0.6 million, or 15%. The non-currency related decrease in cost of license fees of $0.6 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was due to lower amortization of capitalized software costs since the majority of our acquired software technology was fully amortized as of September 2010.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $8.8 million and $8.0 million for the third quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of maintenance, subscription and other in the third quarter of fiscal 2012 would have been unchanged at $8.8 million, representing an increase of $0.8 million, or 10%. The non-currency increase in cost of maintenance, subscription and other of $0.8 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to higher subscription costs, which included higher salaries and related costs of $0.5 million, as a result of higher headcount of approximately 30 people, higher hosting costs of $0.2 million and higher information technology and facilities allocated costs of $0.1 million.  Cost of maintenance, subscription and other as a percentage of maintenance and other and subscription fees revenues were generally consistent at 24% and 22% in the third quarters of fiscal 2012 and fiscal 2011, respectively.

Cost of maintenance, subscription and other was $26.7 million and $24.6 million for the first nine months of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of maintenance, subscription and other in the first nine months of fiscal 2012 would have been approximately $26.1 million, representing an increase of $1.5 million, or 6%. The non-currency increase in cost of maintenance, subscription and other of $1.5 million for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to higher subscription costs, which included higher salaries and related costs of $1.0 million, as a result of higher headcount of approximately 30 people, higher hosting costs of $0.4 million, higher information technology and facilities allocated costs of $0.3 million, higher travel of $0.1 million and higher bonuses of $0.1 million. These increases were partially offset by decreases in maintenance and other costs, which included lower information technology and facilities allocated costs of $0.4 million and lower severance of $0.1 million. Cost of maintenance, subscription and other as a percentage of maintenance and other and subscription fees revenues were consistent at 24% in the first nine months of fiscal 2012 and fiscal 2011.

Cost of Professional Services.  Cost of professional services was $16.1 million and $13.9 million for the third quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of professional services for the third quarter of fiscal 2012 would have been approximately $15.8 million, representing an increase of $1.9 million, or 14%. The non-currency increase in cost of professional services of $1.9 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was due primarily to higher services salaries and related costs of $0.9 million, as a result of higher headcount of approximately 40 people, higher third-party contractor costs of $0.7 million and higher travel costs of $0.3 million. Cost of professional services as a percentage of professional services revenues was 93% and 99% for the third quarters of fiscal 2012 and fiscal 2011, respectively.

Cost of professional services was $49.1 million and $38.5 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of professional services for the first nine months of fiscal 2012 would have been approximately $47.2 million, representing an increase of $8.7 million, or 23%. The non-currency increase in cost of professional services of $8.7 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was due primarily to higher services salaries and related costs of $4.1 million as a result of higher headcount of approximately 40 people, higher third-party contractor costs of $2.3 million, higher travel costs of $1.1 million, higher bonuses of $0.6 million, higher professional fees of $0.3 million and higher information technology and facilities allocated costs of $0.3 million partially offset by lower severance of $0.2 million. Cost of professional services as a percentage of professional services revenues was consistent at 99% for the first nine months of fiscal 2012 and fiscal 2011.

Index

Sales and Marketing

	Three Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Three Months Ended October 31,	Nine Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Nine Months Ended October 31,
	2011	$	%	2010	2011	$	%	2010
(in thousands)
Sales and marketing	$13,974	$950	7%	$13,024	$42,327	$3,614	9%	$38,713
Percentage of revenue	23%			24%	23%			25%

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

Sales and marketing expense was $14.0 million and $13.0 million for the third quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, sales and marketing expense for the third quarter of fiscal 2012 would have been approximately $13.7 million, representing an increase of $0.7 million, or 5%. The non-currency related increase in sales and marketing expense of $0.7 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to higher commissions of $0.8 million.  Contributing to the higher commission expense were commissions related to deferred licenses and two On Demand deals that were closed in the quarter for which no corresponding revenue was recognized.  In addition, higher salaries and related costs of $0.2 million and higher sales agent fees of $0.1 million were partially offset by lower severance of $0.2 million and lower information technology and facilities allocated costs of $0.2 million.

Sales and marketing expense was $42.3 million and $38.7 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, sales and marketing expense for the first nine months of fiscal 2012 would have been approximately $40.9 million, representing an increase of $2.2 million, or 6%. The non-currency related increase in sales and marketing expense of $2.2 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to higher commissions of $1.1 million, higher salaries and related costs of $0.8 million as a result of higher headcount of approximately 20 people, higher bonuses of $0.3 million, higher travel costs of $0.3 million and higher professional fees of $0.2 million partially offset by lower information technology and facilities allocated costs of $0.3 million, lower stock compensation expense of $0.2 million and lower severance of $0.1 million.

Research and Development

	Three Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Three Months Ended October 31,	Nine Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Nine Months Ended October 31,
	2011	$	%	2010	2011	$	%	2010
(in thousands)
Research and development	$8,811	$677	8%	$8,134	$26,531	$251	1%	$26,280
Percentage of revenue	15%			15%	15%			16%

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

Index

Research and development expense was $8.8 million and $8.1 million for the third quarters of fiscal 2012 and fiscal 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, research and development expense for the third quarter of fiscal 2012 would have been $8.6 million, representing an increase of $0.5 million, or 6%. The non-currency related increase in research and development expense of $0.5 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to lower income from joint development projects of $0.5 million related to one project which concluded during the previous quarter, higher travel costs of $0.1 million and higher salaries and related costs of $0.1 million partially offset by lower information technology and facilities allocated costs of $0.2 million. Included in research and development expense is joint development income of $0.5 million per quarter related to one project that is expected to conclude in September 2012. We enter into joint development arrangements with our customers from time to time and as a result research and development expense may fluctuate in the future.

Research and development expense was $26.5 million and $26.3 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, research and development expense for the first nine months of fiscal 2012 would have been approximately $25.7 million, representing a decrease of $0.6 million, or 2%. The non-currency related decrease in research and development expense of $0.6 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to higher income from joint development projects of $0.5 million, lower information technology and facilities allocated costs of $0.4 million, lower professional fees of $0.3 million and lower stock compensation expense of $0.2 million partially offset by higher bonuses of $0.3 million, higher travel costs of $0.2 million and higher salaries and related costs of $0.2 million. Included in research and development expense is joint development income of $0.5 million per quarter related to one project that is expected to conclude in September 2012. We enter into joint development arrangements with our customers from time to time and as a result research and development expense may fluctuate in the future.

General and Administrative

	Three Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Three Months Ended October 31,	Nine Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Nine Months Ended October 31,
	2011	$	%	2010	2011	$	%	2010
(in thousands)
General and administrative	$7,495	$9	0%	$7,486	$22,605	$(49)	0%	$22,654
Percentage of revenue	12%			13%	13%			14%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

General and administrative expense was $7.5 million for the third quarters of fiscal 2012 and fiscal 2011. Holding foreign currency exchange rates constant to fiscal 2011, general and administrative expense for the third quarter of fiscal 2012 would have been approximately $7.4 million, representing a decrease of $0.1 million, or 1%. The non-currency related decrease in general and administrative expense of $0.1 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to lower professional fees of $0.1 million, lower information technology and facilities allocated costs of $0.1 million and lower severance of $0.1 million partially offset by higher bad debt expense of $0.2 million.

General and administrative expense was $22.6 million and $22.7 million for the first nine months of fiscal 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2011, general and administrative expense for the first nine months of fiscal 2012 would have been approximately $22.0 million, representing a decrease of $0.7 million, or 3%. The non-currency related decrease in general and administrative expense of $0.7 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was due to lower professional fees of $0.9 million as a result of our recapitalization implemented in the prior fiscal year, lower information technology and facilities allocated costs of $0.2 million, lower stock compensation expense of $0.1 million and lower severance of $0.1 million partially offset by higher bonuses of $0.3 million, higher bad debt expense of $0.3 million and higher salaries and related costs of $0.2 million.

Index

Other (Income) Expense

	Three Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Three Months Ended October 31,	Nine Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Nine Months Ended October 31,
(in thousands)	2011	$	%	2010	2011	$	%	2010
Other (income) expense
Interest income	$(188)	$(48)	-34%	$(140)	$(470)	$(86)	-22%	$(384)
Interest expense	305	(12)	-4%	317	862	(62)	-7%	924
Other (income) expense, net	(41)	(180)	-129%	139	421	404	2,376%	17
Total other expense	$76	$(240)	-76%	$316	$813	$256	46%	$557
Percentage of revenue	0%			1%	0%			1%

Net other expense was $0.1 million and $0.3 million for the third quarters of fiscal 2012 and fiscal 2011, respectively. The favorable change primarily related to lower foreign exchange losses in the current quarter.

Net other expense was $0.8 million and $0.6 million for the first nine months of fiscal 2012 and 2011, respectively. The unfavorable change is primarily related to higher foreign exchange losses in the current period.

Income Tax Expense

	Three Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Three Months Ended October 31,	Nine Months Ended October 31,	Increase (Decrease) Compared to Prior Period		Nine Months Ended October 31,
	2011	$	%	2010	2011	$	%	2010
(in thousands)
Income tax expense	$1,212	$(643)	-35%	$1,855	$3,656	$2,134	140%	$1,522
Percentage of revenue	2%			3%	2%			1%
Effective tax rate	29%			53%	34%			66%

We recorded income tax expense of $1.2 million and $1.9 million for the third quarters of fiscal 2012 and 2011, respectively. Our effective tax rate decreased to 29% during the third quarter of fiscal 2012 compared to 53% for the same quarter in the prior year.  The lower effective tax rate for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to significantly higher book income for fiscal 2012 as compared to fiscal 2011. In addition, in fiscal 2011 our effective tax rate was increased by non-deductible professional fees related to the stock recapitalization. We will not incur substantial professional fees related to the recapitalization in fiscal 2012.

We recorded income tax expense of $3.7 million and $1.5 million for the first nine months of fiscal 2012 and 2011, respectively. Our effective tax rate decreased to 34% from 66% for the same period in the prior year. The lower effective tax rate for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to significantly higher book income in the current period as compared to the same period in the prior year.

We benefit from operating in foreign locations, such as Ireland, due to the lower statutory income tax rate relative to the U.S. federal and state tax rates. This benefit is reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

Index

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

Toward the end of the last fiscal year and continuing into the current fiscal year we have seen some improvement in the industries in which we operate, although current global economic circumstances remain volatile and unclear. We are monitoring economic conditions as our performance is heavily influenced by our customers’ outlook and production.  We have remained focused on conserving cash and as a result our cash balance increased from $67.3 million at January 31, 2011, to $75.1 million at October 31, 2011.

At October 31, 2011, our principal sources of liquidity were cash and equivalents totaling $75.1 million and net accounts receivable of $40.9 million. At October 31, 2011, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2011 and January 31, 2011. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness.  Our line of credit is available for working capital or other business needs. We have not drawn down on our line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2012.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of October 31, 2011 the portion of our cash and equivalents held by Bank of America was 76%.

The amount of cash and equivalents held by foreign subsidiaries was $51.4 million and $46.8 million as of October 31, 2011 and January 31, 2011, respectively.  If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations in the U.S.

The following table summarizes our cash flows for the nine months ended October 31, 2011 and 2010, respectively.

(in thousands)	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010
Net cash provided by operating activities	$13,052	$16,057
Net cash used in investing activities	(2,846)	(1,308)
Net cash used in financing activities	(2,844)	(2,484)
Effect of foreign exchange rates on cash and equivalents	417	791
Net increase in cash and equivalents	$7,779	$13,056

Net cash flows provided by operating activities was $13.1 million for the first nine months of fiscal 2012 compared to $16.1 million for the first nine months of fiscal 2011. The $3.0 million decrease in net cash flows provided by operating activities was due primarily to the negative cashflow effect of changes in accounts payable, deferred revenue and other liabilities of $13.4 million, and noncash charges (including depreciation and amortization, stock-based compensation and provisions for doubtful accounts/sales adjustments) of $2.3 million partially offset by the positive cashflow effect of changes in accounts receivable and other assets of $6.3 million and net income of $6.3 million. Net cash flows provided by operating activities was impacted by revenue recognized on joint development projects during the current period for which we received payment in the prior period and by higher bonus and commission payments in the current fiscal year to date period.

Index

Capital expenditures were $2.6 million for the first nine months of fiscal 2012, primarily relating to purchases of computer equipment and leasehold improvements, compared to $1.0 million for the first nine months of fiscal 2011. We expect capital expenditures in the fourth quarter of fiscal 2012 to remain fairly consistent with our quarterly capital expenditures during the first nine months of fiscal 2012.

Dividend-related payments for the first nine months of fiscal 2012 totaled $1.4 million compared to $1.9 million in the same period of fiscal 2011. Our dividend program allows shareholders the choice of stock or cash, which has enabled us to conserve cash. The number of shares issued to holders of record as a stock dividend is calculated based on the average closing price of QAD’s Class A common stock for the three trading days immediately following the election deadline. On September 22, 2011, we announced that our Board of Directors approved a 20 percent increase in our quarterly dividend to $0.072 per share of Class A common stock and $0.060 per share of Class B common stock. The Board of Directors evaluates our ability to continue to pay dividends and the structure of any dividends on a quarterly basis.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase program which authorizes management to purchase up to one million shares of the Company's Class A and/or Class B shares of common stock through open market transactions. The plan may be suspended or discontinued at any time. During the third quarter of fiscal 2012, we repurchased 46,500 and 3,200 shares of Class A and Class B common stock, respectively, for total consideration of $0.6 million. There was no stock repurchase-related activity during fiscal 2011.

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

DSO under the countback method was 60 days at October 31, 2011, compared to 52 days at January 31, 2011 and 64 days at October 31, 2010. The increase in DSO under the countback method as of October 31, 2011 when compared to January 31, 2011, was primarily related to less billings in the third quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. This result is generally consistent with management expectations as our fourth quarter includes a higher volume of annual maintenance renewals than the other quarters. DSO under the countback method was fairly consistent with the third quarter of fiscal 2011. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 61 days at October 31, 2011, compared to 95 days at January 31, 2011 and 67 days at October 31, 2010. We believe our reserve methodology is adequate and our reserves are properly stated as of October 31, 2011. We will continue to monitor our receivables.

Cash requirements for items other than normal operating expenses are anticipated for capital expenditures, dividend payments and stock repurchases. We may require cash for acquisitions of new businesses, software products or technologies complementary to our business.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments, share repurchase payments and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2011 was disclosed in our fiscal 2011 10-K.  During the nine months ended October 31, 2011 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Index

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

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and cash equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year.  The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At October 31, 2011, the effective borrowing rate would have been 1.0%.

As of October 31, 2011, there were no borrowings under the Facility and we were in compliance with the financial covenants.

Notes Payable

In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at October 31, 2011 was $16.2 million.

ITEM 3 –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. For the first nine months of fiscal 2012 and 2011, approximately 40% of our revenue was denominated in foreign currencies. Approximately 45% of our expenses were denominated in currencies other than the U.S. dollar for the first nine months of fiscal 2012 and 2011. As a result, fluctuations in the values of the respective currencies relative to the currencies in which we generate revenue could adversely affect us.

Fluctuations in currencies relative to the U.S. dollar have affected, and will continue to affect, period-to-period comparisons of our reported results of operations. For the first nine months of fiscal 2012 and 2011, foreign currency transaction and remeasurement (gains) losses totaled $0.6 million and $(0.2) million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Income. Due to constantly changing currency exposures and the volatility of currency exchange rates, we may experience currency losses in the future and we cannot predict the effect of exchange rate fluctuations upon future operating results. Although we do not currently undertake hedging transactions, we may choose to hedge a portion of our currency exposure in the future, as we deem appropriate.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of October 31, 2011 there were no borrowings under our unsecured loan agreement.

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

Index

ITEM 4 –  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended October 31, 2011.  See Note 8 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased Class A	Average Price per Share Class A	Shares Repurchased Class B	Average Price per Share Class B	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

Beginning repurchase authority	-	-	-	-	-	1,000,000
August 1 through August 31, 2011
Shares repurchased	-	-	-	-	-	1,000,000
September 1 through September 30, 2011
Shares repurchased	-	-	-	-	-	1,000,000
October 1 through October 31, 2011
Shares repurchased	46,489	$11.45	3,196	$11.59	49,685	950,315
Total	46,489		3,196		49,685	950,315

(1)	On September 22, 2011, the Company announced a share repurchase plan. A total of one million shares may be repurchased under the plan. The plan may be suspended or discontinued at any time.

ITEM 5.  EXHIBITS

Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities ExchangeAct of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities ExchangeAct of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Index

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: December 9, 2011	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)