Form 10-K
period 2012-01-31
QAD INC
filed 2012-04-05
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22823
________________

QAD Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0105228
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Innovation Place
Santa Barbara, California 93108
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code (805) 566-6000

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Security	Name of Each Exchange on Which Registered
Class A Common Stock, $.001 par value	The NASDAQ Stock Market LLC
Class B Common Stock, $.001 par value	(NASDAQ Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO

As of July 31, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 12,970,085 shares of the Registrant’s Class A common stock outstanding and 3,202,092 shares of the Registrant’s Class B common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2011) was approximately $67.6 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2012, there were 12,686,817 shares of the Registrant’s Class A common stock outstanding and 3,165,664 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 12, 2012.

QAD INC.
FISCAL YEAR 2012 FORM 10-K ANNUAL REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” which are incorporated herein by reference, and as may be updated in filings we make from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date of this Annual Report on Form 10-K and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2013.

PART I

ITEM 1.	BUSINESS

ABOUT QAD

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a global provider of enterprise software applications, and related services and support. QAD provides enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. Over 2,500 global manufacturing companies use QAD software and we employ approximately 1,500 people worldwide. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

QAD’s enterprise resource planning (“ERP”) suite is QAD Enterprise Applications, which is also known as MFG/PRO. QAD Enterprise Applications supports the core business processes of our global manufacturing customers and includes the following functional areas: financials, customer management, manufacturing, supply chain, service and support, enterprise asset management, transportation management and analytics.

QAD offers two deployment models: On Premise and On Demand.  With the On Premise model, QAD sells a perpetual license for the software and our customers then deploy the software on their own computer servers.   Under the perpetual licensing model, customers may separately purchase contracts for maintenance and additional services.  With QAD’s On Demand deployment model, customers subscribe to a service and QAD provides access to the software as well as ongoing support services and management of the environment.  The majority of QAD’s customers use the On Premise model, although On Demand is increasing in acceptance and, as a result, it is a deployment model we are focusing on.

Industries we serve:

Automotive: QAD solutions address the needs of global automotive parts manufacturers. Our solutions support emerging industry practices such as the Materials Management Operational Guidelines/Logistics Evaluation (“MMOG/LE”), a set of guidelines for materials management used as the framework for supplier certification by many automotive original equipment manufacturers (“OEMs”).  We support companies throughout the global automotive markets, which include customers in the supply chains of most of the leading automotive OEMs worldwide. We deliver unique capabilities to support the collaboration requirements of the automotive OEM suppliers.  QAD actively participates in key automotive industry associations around the world. QAD solutions are in use at most of the market-leading automotive parts companies throughout the world that manufacture a broad range of components including car seats, engine components, axles, drivetrain and body parts.

Consumer Products: QAD delivers solutions for consumer products companies worldwide. QAD solutions address the complex demand management and replenishment requirements of companies supplying the retail supply chain, including promotional pricing and quality compliance. Our customers in this market sell their products through many of the world’s major retailers. Our customers in this market segment manufacture a diverse range of products from sports equipment to domestic appliances.

Food and Beverage: QAD solutions address many sectors of the food and beverage industry. Our solutions support regulatory and quality initiatives such as cold chain and hazard analysis and critical control point analysis (“HACCP”). QAD solutions are used to control the entire supply chain and manufacturing process from the primary produce end of the value chain to the supermarket shelf.  QAD provides solutions for food and beverage companies who manufacture a broad range of products and manage many of the world’s most well known brands. Our customers include global leaders in baking, daily fresh production, beverage and full process producers.

High Technology (including Electronics): QAD solutions are used by many high technology companies which manufacture a diverse range of products including semi-conductors, smart cards, telecommunications equipment and test and measurement equipment. QAD solutions are used to support key business processes, including after-sales service and support, and the management of field engineers.

Industrial Products: QAD solutions address the needs of companies which make industrial products for many different markets. Our solutions support multiple manufacturing methodologies in parallel, including lean manufacturing. Our customers manufacture products as diverse as machine tools, specialist ceramic materials used in aerospace and defense, and equipment used in the oil and gas industries.

Life Sciences: QAD solutions support life sciences manufacturers, particularly those manufacturing medical devices and biotechnology products. Our solutions support regulatory compliance as defined in Current Good Manufacturing Practices (“cGMP”) and specified by most global regulatory authorities. QAD provides solutions for life sciences companies worldwide covering a variety of segments including medical device, pharmaceuticals, and biotechnology manufacturers. Our customers’ products include artificial joints, surgical instruments and prescription medications.

THE QAD STRATEGY

QAD has a vision for a future in which all of our customers operate as an Effective Enterprise. We define an Effective Enterprise as one where every business process is working at peak efficiency, and is perfectly aligned to achievement of their strategic goals. In support of our vision we focus on providing systems and expertise that enable our customers to improve effectiveness of their business processes in areas such as quality, manufacturing, supply chain, service and support, compliance and financial reporting.  In addition, our software is designed to support industry best practices, and to provide real-time visibility and measurement to allow for business process improvement.

We focus on building solutions in specific industry segments within manufacturing in order to provide our customers the capabilities they need to run their enterprises effectively.  We then focus in those areas where we see potential for increased growth due to industry or economic trends, such as the recent recovery in the automotive supplier business, the growth in the life sciences markets, and the increased level of manufacturing in developing economies such as Asia Pacific, Eastern Europe and Latin America.

We have a number of key strategies that support the achievement of QAD’s Vision:

Focus on Global Manufacturing Companies. QAD’s strategy is to focus on delivering the best solutions possible for global manufacturers. We develop solutions and internal capabilities to address the needs of global companies, including the unique information requirements that cross multiple geographies and the capability of deploying a single solution in multiple locations with the required local language and local compliance functionality.

Deliver Efficient Solutions that are Simple to Implement. We focus on delivering solutions that are efficient to implement and use, making it easier for our customers to deploy or change their solutions as their businesses change. QAD Transition Services and our Easy On Boarding deployment methodology facilitate an efficient implementation process by providing  pre-defined processes and functionality. The QAD Easy On Boarding contents and tools are used to facilitate data definitions, data migration, solution validation and user training. In addition, QAD has invested heavily over the last several years in usability. Using Microsoft's .Net User Interface framework, users have the ability to configure their own screens, drill down from summary levels to the transaction level and create custom browses. We aim to provide a complete product that addresses the needs of companies operating in our target markets.

Promote QAD On Demand Deployment. QAD continues to embrace new technologies that deliver value to our customers and support their ever-changing technological, financial and business requirements. In fiscal year 2012, we continued to develop our Cloud ERP offering, QAD On Demand. QAD On Demand delivers QAD Enterprise Applications in a Software as a Service (“SaaS”) model. QAD On Demand continues to grow in popularity and we expect this trend will continue in the future. We believe QAD On Demand is an intelligent investment because of the many benefits it delivers to our customers, including low initial and predictable ongoing costs, high reliability and reduced IT complexity and risk.

Enhance Customer Engagement to Deliver Continuous Value. QAD focuses heavily on close engagement with our customers. We have developed a comprehensive customer engagement process to help assess our customers’ business performance, identify options for improvement, provide counsel and help deploy our solutions. We strive to engage with every customer on a continuous basis, frequently conducting reviews of their business processes and presenting opportunities for improvement.

Invest in Research and Development.  QAD continues to commit significant investment in research and development (“R&D”). Our goal is to bring the right products to market at the right time to meet our customers’ needs. We have expanded the capabilities of QAD Enterprise Applications to enhance its value to customers and to improve our competitive position. In support of our R&D strategy, we acquire businesses and technologies that complement our core capabilities, or form partnerships to deliver that capability by resale and other products. Additionally, we address customers’ requirements through joint development initiatives, which help us develop new capabilities that appeal to many customers.

Leverage QAD Expertise in Key Industries. QAD employs staff with specific knowledge and experience in the industries in which our customers operate. We actively participate in several leading industry associations and pride ourselves in the deep expertise of our staff. Our industry knowledge is often guided and enhanced by regular interaction with customers in the industries we serve. This collective experience and customer interaction allows QAD to develop solutions with specific capabilities that address our customers’ needs.

Leverage the QAD Brand in Emerging Markets. Many QAD customers are global manufacturing companies. They rely on us to deliver products and services when and where they need them. These customers often seek to establish operations in emerging markets, or countries with low labor costs. To support our customers’ strategies, we too have established operations in many emerging markets. Our local market presence and global partner network help us to develop products that support local business practices as well as local language translation.

Leverage Our Global Partner Network. QAD’s network of strategic partnerships, alliances and consultants extends the functionality of QAD solutions and supports our customers’ needs around the world. Our network ensures QAD customers receive a consistent level of high quality sales, support, solutions and services delivery across the globe, from major territories to remote geographies. This QAD partner network allows us to augment our direct sales organization with distributors and sales agents, and our services organizations with additional consulting and implementation services.

QAD SOLUTIONS

QAD products and services support common business processes of global manufacturing companies. We continually monitor emerging business requirements and practices and incorporate them into our product and solutions strategies. Our ERP suite, QAD Enterprise Applications, incorporates pre-defined business processes that reflect best practices for customers in our target markets. In addition, QAD Applications has a user-friendly interface design and over the last several years we have invested significant research and development in the areas of usability to enhance the user experience.

In support of our focus on business process efficiency, we have integrated process maps for common business processes into our software and developed the QAD Process Editor tool. This tool simplifies implementation, maps common business processes, and facilitates navigation throughout the entire product suite. In addition to the business process visualization provided by process maps, in fiscal year 2012, we commenced work on embedding enhanced workflow via Business Process Management (“BPM”) capabilities into the core of QAD Enterprise Applications. Business Process Management allows for tailoring and configuration of business processes to precisely meet a company’s requirements as well as measurement of the efficiency of the processes.

QAD customers often integrate QAD solutions with other systems they use within their organizations. QAD solutions have been developed to facilitate integration. For example, we enable seamless integration between QAD Enterprise Applications and common browser applications and spreadsheets. QAD solutions also integrate easily with other Web applications and Web services. Using our QXtend toolset, customers can connect to different software, even when remote, and use industry standard middleware products such as the IBM MQ™ series or the Progress Software Sonic™ Enterprise Service Bus.

QAD Enterprise Applications

QAD Enterprise Applications is an integrated suite of software applications, which supports the core business processes of global manufacturing companies. The suite provides specific functionality for global manufacturing companies in targeted industries. QAD Enterprise Applications allows customers to monitor, control and support their operations, whether operating a single plant or multiple sites, wherever they are located around the world.

QAD Enterprise Applications is available in two editions, Standard Edition and Enterprise Edition. The Enterprise Edition provides supplementary capabilities to the Standard Edition, primarily related to an advanced Enterprise Financials suite, which has additional capabilities to assist companies with global complexities in their business models, such as compliance with local accounting practices and legislation, as well as global reporting and performance.

QAD Enterprise Applications supports multiple deployment methods including: On Premise (the system is installed support on a customer’s computer with the environment maintained by the customer) and On Demand (the system is delivered in a SaaS/Cloud application model where QAD hosts the environment and provides support services), or a hybrid of these options. Blended deployment allows customers to choose how they deploy their business solutions based on their unique business needs.

QAD Enterprise Applications is comprised of the software suites detailed below.

QAD Financials

QAD Financials provides advanced capabilities to manage and control fiscal business processes at a local, regional and global level. It supports multi-company, multi-currency, multi-language and multi-tax jurisdictions, as well as consolidated reporting and budgeting controls. These capabilities give cross-functional stakeholders instant access to their company’s entire financial position enabling faster, more informed decision-making. QAD Financials covers both transactional accounting and corporate finance accounting and reporting requirements.

QAD Customer Management

QAD Customer Management enables global manufacturers to acquire new customers efficiently, grow revenue through multiple channels and retain customers through superior service and support. QAD Customer Management helps customers measure the efficacy of marketing campaigns, manage the sales opportunity lifecycle, and optimize order and fulfillment processes. Additionally, QAD Customer Management helps customers anticipate their customer demand and ensure retention though multiple service channels and the Customer Self Service module.

QAD Manufacturing

QAD Manufacturing delivers comprehensive capabilities in the areas of planning and scheduling, cost management, material control, shop floor control and reporting in various mixed-mode manufacturing environments. The manufacturing models supported include Discrete, Repetitive, Kanban (token-based visual control particularly relevant when embracing lean manufacturing practices), Flow, Batch/Formula, Process, Co-products/By-products, and configured products manufacturing environments.

QAD Manufacturing enables companies to deploy business processes in line with their industry’s best practices. The integration between scheduling, planning, execution and materials allows tight control and simple management of processes.

QAD Supply Chain

QAD Supply Chain is a comprehensive group of applications that fulfills the diverse materials planning and logistics requirements of global companies. This solution set delivers functionality and capabilities that help manufacturers optimize their business efficiency thus enhancing customer satisfaction and complying with regulatory requirements. Manufacturers can align supply and demand to support the delivery of the right product, to the right place, at the right time, at the most efficient cost.

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

QAD Enterprise Asset Management

QAD Enterprise Asset Management delivers capabilities focused on maintaining plant and equipment as well as managing capital projects such as refits or building and commissioning of new plants. QAD Enterprise Asset Management enables companies to operate global manufacturing plants smoothly and keep equipment running at the lowest cost. The QAD Enterprise Asset Management suite manages assets from inception through operations and replacement.

QAD Transportation Management

QAD Transportation Management streamlines transportation processes, ensures shipping costs are at the most efficient pricing and ensures global compliance. QAD Transportation Management addresses the needs of distributors and manufacturers in the key areas of global trade management, freight management and trade compliance. QAD markets QAD Transportation Management directly to existing manufacturing customers and to companies outside of the manufacturing industry, under the Precision Software brand.

QAD Analytics

QAD Enterprise Applications provides decision makers and company stakeholders with key data. QAD Analytics helps customers perform complex analyses, make informed decisions, and improve performance management overall. The QAD Analytics suite consists of multiple analysis and data extraction tools all working in harmony to provide user defined variations of analysis such as consolidated reporting or reporting by geography, product line or cost center.

    The suite consists of QAD Reporting Framework, which provides powerful yet simple reporting and real time visibility into ad hoc inquiries; Operational Metrics, which enables key performance indicators to be defined and monitored across data tracked within the system; and QAD Business Intelligence, which allows for more sophisticated dynamic analysis and reporting of trends across multiple data sources.  In fiscal year 2012, we launched a mobile version of our QAD Business Intelligence suite, allowing customers to access QAD Business Intelligence using the Apple iPad™. We also extended the number of underlying pre-defined analyses across more business processes.

QAD Interoperability

QAD Enterprise Applications is built on a services-oriented architecture (“SOA”). This allows customers to integrate QAD Enterprise Applications with other non-QAD core business applications. Through our QAD QXtend toolset, we promote open interoperability and offer QAD customers a choice of technologies in their software environments. This ease of integration lowers the total cost of ownership for our customers.

QAD On Demand and Other Products offered on a Subscription Basis

QAD products sold on a subscription basis include QAD Enterprise Applications On Demand (“QAD On Demand”), QAD Supply Chain Portal and QAD Transportation Management System Content (“TMS Content”).

QAD On Demand

QAD delivers the capabilities of QAD Enterprise Applications in a SaaS model with its QAD On Demand offering.  QAD On Demand leverages a common infrastructure across our customers who benefit from access to the most current release of an application, periodic upgrades, more rapid innovation and the economies of a shared infrastructure. Application users can gain access to QAD On Demand via an Internet browser on an as-needed basis, and are able to take advantage of a robust, secure, scalable and highly available application without the risk and complexity of managing the hardware or software infrastructure in-house, in addition to receiving ongoing support services.

QAD Supply Chain Portal

QAD Supply Chain Portal is a hosted Internet application that provides a customer’s authorized suppliers real-time visibility into the customer’s inventory, schedule and order data for the supplier’s product.  The application improves supplier efficiency and reduces operating and inventory costs through real-time supply chain collaboration.

QAD TMS Content

QAD TMS Content is a hosted Internet application, which obtains real time parcel carrier routing information and rates and ensures that content data is both accurate and compliant.  This subscription service includes automatic carrier updates for routes, published rates, surcharges, and changes to service offerings.

Our subscription offerings provide our customers flexibility in how they manage their IT environments.  These products provide many benefits, including low initial and predictable ongoing costs, reduced cost of ownership, high reliability and reduced IT complexity.  Subscription revenues represented less than 5% of our total revenues in each of fiscal 2012, 2011 and 2010.

QAD Customer Support and License Updates

We offer customer support services and product enhancements and upgrades. QAD Customer Support includes Internet and telephone access to technical support personnel located in our global support centers.  Through our support offering, QAD provides the resources, tools and expertise needed to maximize the use of QAD Enterprise Applications. We offer access to an extensive knowledge base, online training materials, a virtual training environment, remote diagnostics, a software download center and live chat. Our global support professionals focus on quickly resolving customers’ issues, maintaining optimal system performance, and providing uninterrupted service for complete customer satisfaction.  In addition, we provide other products as part of our maintenance offering including operational metrics, workbenches and monitoring tools. Customers may subscribe to these products for no fee, provided they have a current maintenance agreement in place with QAD.

License updates provide customers with rights to unspecified software product upgrades during the term of the support period. Customer support services and license updates are provided as part of our maintenance contracts. Generally, our customers purchase maintenance when they acquire new licenses and more than 90% of our customers renew their maintenance contracts annually. Our maintenance and other revenue represented 56%, 59% and 60% of our total revenues in fiscal 2012, 2011 and 2010, respectively.

QAD Global Services

QAD Global Services offers a broad range of consulting and professional services aimed at assisting customers in deploying QAD solutions and maximizing the value from using them. QAD Global Services has approximately 400 consultants throughout the world, and, in addition, manages a larger network of QAD Services partners around the globe. For global customers, QAD Global Services not only offers expertise and methodologies for managing global implementations, but QAD Global Services often takes on a program management role to ensure consistency throughout the world, and acts as coordinator of QAD and partner organizations in securing project goals.

QAD Global Services’ implementation philosophy is centered around enhancing and optimizing business processes. We focus our solutions design on an effective model based on standards, in order to implement our solutions as efficiently as possible.  In support of this, we have developed, and continue to enhance, an implementation methodology that is based on repeatable processes and best practices by industry, that we call QAD Easy On Boarding. QAD Easy On Boarding offers a predefined project scope and predictable costs. Customers map their specific business processes to predefined process maps and attach operating procedures and other relevant information to each process step which assists in training users in addition to providing further documentation for the process. This information is then easily accessed when the system is in production, which reduces the need to document business processes and operating procedures, and accelerates implementation. We will continue to invest in the advancement of QAD Easy On Boarding.

The QAD range of professional services includes:

•	Program Management: Overseeing complex programs or clusters of projects to ensure consistency and outcome
•	Project Management: Managing step-by-step elements of projects to completion
•	Business Process Consulting: Reviewing business processes and defining optimum ways to deploy QAD solutions to achieve efficiency goals
•	Technical Consulting: Consulting provided for infrastructure and customization projects
•	Application Consulting and Training: Deploying specific solutions and training personnel
•	Migration and Upgrade: Migration of QAD solutions, On Demand or On Premise; or upgrading to the latest version of QAD software
•
Applications Management Services: Fixed fee consulting services available to those customers who have an On Premise model but would like QAD to develop or maintain ongoing customizations, interfaces and/or perform other recurring services

•	Education and Training: Training and use of QAD products ranging from online certification and skills courses to personalized classroom training
•	Q-Scans: A predefined review and measure of business process efficiency against QAD’s Key Performance Indicator framework

QAD Education

QAD Education delivers an extensive course curriculum in a variety of convenient formats. QAD Education includes instructor-led training (either in classroom or via distance learning such as live webcasts or online training). We also offer independent, online learning modules, self-study training guides and direct access to a training environment for hands-on practice. QAD also offers customized courses taught on-site to meet specific company needs.

QAD Enterprise Applications course offerings are available to end users, IT professionals and department managers, partners and consultants. QAD Education also provides industry-recognized certification for most courses.

QAD Store

QAD has launched a new way of delivering software and support to customers through the QAD Store. The primary role of the QAD Store is to simplify the ongoing support and operations of QAD Enterprise Applications, and to make it even easier to work with QAD. The QAD Store operates as an online store where customers can access QAD products and items specific to their version of QAD Enterprise Applications. The QAD Store offers QAD products, product updates and patches, process maps, customizations, training materials, mobile applications and partner products.

QAD GLOBAL PARTNER NETWORK

QAD’s Global Partner Network is an ecosystem of strategic partnerships and alliances with solution sellers, consultants, software and database developers, technology providers, independent software vendors, system integrators and service organizations worldwide. QAD has more than 150 partnerships of varying size and complexity, delivering sales support, solutions and services. From major territories to remote geographies, QAD cultivates long-term relationships with partners that deliver value to our customers through their industry knowledge and expertise.

COMPETITION

QAD Enterprise Applications are sold in either a traditional On-Premise licensing model or in a SaaS model to global manufacturing companies in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences markets.  We face significant competition from companies with broad product suites and greater name recognition and resources than we have, as well as from smaller companies focused on specialized solutions or niche offerings related to a specific functionality or product area.   Our markets are constantly evolving as new companies emerge, expand or are acquired; and as technology evolves and customer demands change.

Larger ERP competitors, such as SAP, Oracle, Infor and Microsoft Dynamics, hold the largest market share of the broad ERP marketplace. These companies have broad market footprints developing applications targeted at many industries, not just manufacturing, and very often focus heavily on positioning their size as an advantage. We typically differentiate against these companies based on the specific industry focus of our solutions.  Internationally, we face competition from local companies as well as the large ERP competitors, many of which have products tailored for those local markets.  We also compete in the emerging space of Cloud ERP solutions delivered in a SaaS model with our QAD On Demand offering.  The number of Cloud ERP competitors and the increased functionality of their offerings is growing.  This includes not only companies that have traditionally offered on-premise solutions in the past, but also emerging competitors.

QAD believes the key competitive factors in our markets are total cost of ownership; performance and reliability; security; service breadth and functionality; technological innovation; usability; ability to tailor and customize services for a specific company, vertical or industry; speed and ease of deployment; sales and marketing approach; and financial resources and reputation of the vendor.

We believe that we compete effectively with our competitors on the basis of each of the factors listed above except that certain of our competitors have greater sales, marketing and financial resources, more extensive geographic presence and greater name recognition than we do.  We may face further competition in our own markets from other larger, established companies as well as from emerging companies.

TECHNOLOGY

QAD Enterprise Applications was designed to accommodate customer requirements and integrate simply with other systems. We embrace ‘openness’ as a core principle of our designs, aiming to allow customers freedom of choice with regard to operating systems, hardware platforms and underlying databases when deploying their software applications. The core of QAD Enterprise Applications, is built on a services-oriented architecture, which allows QAD Enterprise Applications’ components to communicate with one another through industry-standard messaging techniques. We also allow our customers the flexibility to use other Web services to deliver the full benefit of QAD’s open architecture to their businesses.

QAD Enterprise Applications has been written in a programming language marketed by Progress Software Corporation that works with relational databases provided by Progress and Oracle Corporation.  We also use Microsoft's .NET framework, Java (originally created by Sun Microsystems) and the Progress Savvion BPM suite. QAD Enterprise Applications supports most commercial operating systems, including LINUX-derived operating systems, Windows Server System and most proprietary versions of UNIX including Hewlett Packard’s HP/UX and IBM’s AIX. Where practical, QAD uses open industry standards to collaborate and integrate QAD Enterprise Applications with other systems.

QAD’s enterprise architecture provides great flexibility for global companies in deploying QAD Enterprise Applications. Our enterprise architecture allows companies to separate the legal structure of their business from physical operating locations or to separate both of these from the software instances and computer hardware that support them. With QAD enterprise architecture, customers can choose which sites are a part of which companies, which of these are supported on any instance of the application, or which operate as one instance. Customers can also choose centralized, decentralized or hybrid computing architectures with parts of their enterprise running from both central resources and local resources.

RESEARCH AND DEVELOPMENT

QAD develops and enhances its products primarily through its own internal network of QAD research and development personnel. This autonomy enables QAD to maintain design and technical control of its software and technology to meet the distinct and evolving needs of our customers. Our goal is to bring the right products to market at the right time to meet our customers’ needs. QAD makes new product releases generally available each year in March and September.

QAD’s R&D organization develops new products and enhances existing products that are focused on the underlying functional areas of our application suite including financials, supply chain, manufacturing, customer management and analytics. We also focus on the foundation and technology of our applications, such as user interface and usability.

QAD develops new and enhanced product features based on extensive customer feedback. Periodically, QAD R&D teams will work jointly with customers to develop functionality that meets precise industry needs and introduces innovative capabilities to our product suite. This customer-driven development validates market requirements and accelerates product development.

Additionally, QAD supplements its R&D organization with a number of technology partners that support our underlying architecture or embedded technologies. We may purchase or license intellectual property as necessary. These agreements extend QAD’s R&D capabilities to deliver rich, broad functionality and allow QAD and its partners to focus on their respective core competencies.

QAD operates as a global R&D organization, comprised of 340 R&D employees located in QAD offices in the United States, India, China, Ireland, Australia and Belgium. Our R&D expenses totaled $35.7 million, $34.6 million and $37.3 million in fiscal years 2012, 2011 and 2010, respectively.

SALES AND MARKETING

QAD sells its products and services through direct and indirect sales channels located throughout the regions of North America, Latin America, Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Each region leverages global standards and systems to enhance consistency when interacting with global customers. Additionally, we have a global strategic accounts team, which is responsible for managing QAD’s largest global customers.

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

EMPLOYEES

As of January 31, 2012, we had 1,460 full-time employees, including 630 in support, subscription and professional services, 340 in research and development, 270 in sales and marketing and 220 in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union.

SEGMENT REPORTING

We operate in a single reporting segment. Geographical financial information for fiscal years 2012, 2011 and 2010 is presented in Note 12 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

THE ECONOMY WILL IMPACT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The Company’s operations and performance are impacted by worldwide economic conditions, which are themselves impacted by other events, such as financial crises, natural disasters and political turmoil. In particular, the negative impact of economic conditions on manufacturers could have a substantial adverse effect on our sales, because our products are focused on supporting global manufacturing companies. Ongoing uncertainty about current global economic conditions may negatively affect our business, operating results and financial condition as consumers and global manufacturing companies may continue to postpone spending in response to tight credit, high unemployment, natural disasters, political unrest and negative financial news. Uncertainty about current global economic conditions could also increase the volatility of the Company’s stock price.

RISK OF FLUCTUATIONS IN REVENUE AND EXPENSE

Because of significant fluctuations in our revenue, period-to-period comparisons of our revenue or profit may not be meaningful. Our quarterly and annual operating results have fluctuated in the past and may do so in the future. Such fluctuations have resulted from the seasonality of our customers’ manufacturing businesses and budget cycles and other factors. Fluctuations in all categories of our revenue may also result from the application of United States generally accepted accounting principles (“U.S. GAAP”). For example, under U.S. GAAP, we may be required to defer revenue recognition for license fees in certain situations. As a result, period-to-period comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that our revenue will grow in future periods or that we will be profitable on a quarterly or annual basis.

A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales. We may experience large individual license sales, which may cause significant variations in license fees. We also believe that the purchase of our products is discretionary and may involve a significant commitment of a customer’s capital resources. Therefore, a downturn in any significant customer’s business could have a significant adverse impact on our revenue and profit.  Further, we have historically recognized a substantial portion of our revenue from sales booked and shipped in the last month of a quarter and, as a result, the magnitude of quarterly fluctuations in license fees may not become evident until the end of a particular quarter. Our revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter. We are unlikely to be able to generate revenue from alternative sources if we discover a shortfall near the end of a quarter.

The margins in the services business and On Demand offerings may fluctuate. Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license sales. In addition, continuous engagement services, such as our On Demand offerings, may involve fixed price arrangements, fixed costs and significant staffing which require us to make estimates and assumptions at the time we enter into these contracts. Variances between these estimates and assumptions and actual results could have an adverse effect on our profit margin and/or generate negative cash flow. To the extent that we are not successful in securing orders from customers to provide services, or to the extent we are not successful in achieving the expected margin on such services, our results may be negatively affected.

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

Our maintenance renewal rate is dependent upon a number of factors such as our ability to continue to develop and maintain our products, our ability to continue to recruit and retain qualified personnel to assist our customers, and our ability to promote the value of maintenance for our products to our customers. Maintenance renewals are also dependent upon factors beyond our control such as technology changes and their adoption by our customers, budgeting decisions by our customers, changes in our customers’ strategy or ownership and plans by our customers to replace our products with competing products. If our maintenance renewal rate were to decrease, our revenue would be adversely affected.

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

Our tax rate could be adversely affected by several factors, many of which are outside of our control, including:

●	Changes in the relative proportions of revenues and income before taxes in various jurisdictions;

●	Changing tax laws, regulations and interpretations thereof;

●	Changes in tax rates;

●	Tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

●	Changes to the valuation allowance on net deferred tax assets;

●	Assessments and any related tax interest or penalties; and

●	Discrete items which are not related to income.

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

SOLUTIONS

We may experience defects in our software products and services.    Software products frequently contain defects (including security flaws), especially when first introduced or when new versions are released. The detection and correction of errors and security flaws can be time consuming and costly. Defects in our software products, or in the software of third parties, could affect the ability of our products to work with other hardware or software products. Our software product errors could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors and security flaws may also adversely affect our ability to conduct our On Demand operations. Such defects, together with third-party products, software customizations and other factors outside our control, may also impair our ability to complete services implementations on time and within budget. Customers who rely on our software products and services for applications that are critical to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services.

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

Our success is dependent upon our continuing relationship with Progress. It is also dependent upon Progress continuing to develop, support and enhance its programming language, its toolset and its database, as well as the continued market acceptance of Progress products. A change in Progress’ control, management or direction may adversely impact our relationship with Progress and our ability to rely on Progress products in our business. We have in the past, and may in the future, experience product release delays because of delays in the release of Progress products or product enhancements. Any of these delays could have an adverse effect on our business.

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

Certain QAD Enterprise Applications are developed using embedded programming tools from Microsoft and Sun Microsystems (owned by our competitor Oracle) for the Microsoft .NET framework and Java Programming environments, respectively. We rely on these environments’ continued compatibility with customers’ desktop and server operating systems. In the event that this compatibility is limited, some of our customers may not be able to easily upgrade their QAD software. If the present method of licensing the .NET framework as part of Microsoft’s Desktop Operating systems is changed and a separate price were applied to the .NET framework, our expenses could increase substantially. Similarly, if Oracle decided to charge fees or otherwise change the historical licensing terms for Java technology, our expenses could increase substantially. For both of the .Net and Java elements, we rely on market acceptance and maintenance of these environments and we may be adversely affected if these were withdrawn or superseded in the market.

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

Evolution of the On Demand model. It is uncertain whether our cloud computing application services will achieve and sustain high levels of demand and market acceptance. Customers may be unwilling to adopt our services due to concerns about security, international transfers of data, other governmental regulation, outsourcing critical systems to outside vendors, and potential abandonment of past infrastructure investments.

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

We license our source code to our customers, which makes it possible for others to copy or modify our software for impermissible purposes. We generally license our software to end-users in both object code (machine-readable) and source code (human-readable) formats. While this practice facilitates customization, making software available in source code also makes it possible for others to copy or modify our software for impermissible purposes. Our license agreements generally allow for the use and customization of our software solely by the customer for internal purposes without the right to sublicense or transfer the software to third-parties.

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

We may be exposed to claims for infringement or misuse of intellectual property rights and/or breach of license agreement provisions.   Third parties may initiate proceedings against us claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. The likelihood of such claims may increase as new patents continue to be issued and the use of open source and other third-party code becomes more prevalent, and may also increase if we acquire businesses or expand into new markets in the future. Any such claims, regardless of validity, may:
•	Cause us to pay license fees or monetary damages;
•	Cause us to alter or stop selling our products;
•	Cause us to satisfy indemnification obligations to our customers;
•	Cause us to release source code to third parties, possibly under open source license terms; and
•	Divert management’s time and attention from operating our business.

We may be exposed to product liability claims and other liability. While our customer agreements typically contain provisions designed to limit our exposure to product liability claims and other liability, we may still be exposed to liability in the event such provisions may not apply.

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

ON DEMAND OFFERINGS

Our revenue, profitability and reputation could suffer if we do not properly manage the risks associated with our On Demand offerings. The risks that accompany our On Demand offerings differ from those of our other offerings and include the following:

●
The pricing and other terms of some of our On Demand agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Early termination, increased costs or unanticipated delays could have an adverse affect on our profit margin and/or generate negative cash flow.

•
If we experience delays in implementing new On Demand customers (whether due to product defects, system complexities or other factors) then customers may delay the deployment of additional users and sites, which could adversely affect our revenue growth.

●
We rely on third-party hosting and other service providers. These services may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss or interruption of these services could significantly increase our expenses and/or result in errors or a failure of our service which could harm our business.

●
Our service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

●
The laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and export compliance. Changes in these laws could affect our ability to provide services from or to some locations and could increase both the costs and risks associated with providing the services.

●
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

●
We have focused our sales force, management team and other personnel toward growing our On Demand business. This redirection of resources could potentially result in the loss of sales opportunities in our traditional license, maintenance and services businesses. If our On Demand business does not grow in accordance with our expectations and we are not able to cover the shortfall with other sales opportunities, then our business could be harmed.

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

DEPENDENCE UPON THIRD-PARTY RELATIONSHIPS TO PROVIDE SALES, SERVICES AND MARKETING FUNCTIONS

We are dependent upon the development and maintenance of sales, services and marketing channels. We sell and support our products through direct and indirect sales, services and support organizations throughout the world. We also maintain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and to the implementation of our products. We believe this strategy allows for additional flexibility in ensuring our customers’ needs for services are met in a cost effective, timely and high quality manner. Our services providers generally do not receive fees for the sale of our software products unless they participate actively in a sale as a sales agent or a distributor. We are aware that these third-party relationships do not work exclusively with our products and in many instances these firms have similar, and often more established, relationships with our principal competitors. If these third parties exclusively pursue products or technology other than QAD software products or technology, or if these third parties fail to adequately support QAD software products and technology or increase support for competitive products or technology, we could be adversely affected.

ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESS AND INTELLECTUAL PROPERTY

We may make acquisitions or investments in new businesses, products or technologies that involve additional risks. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential disruptions associated with the sale of the acquired companies’ products. These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share, though the likelihood of voting dilution is limited by the ability of the Company to use low-vote Class A common stock. Furthermore, we may incur significant debt to pay for future acquisitions or investments.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

Our operations are international in scope, exposing us to additional risk. We derive over half of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Our operating results could be negatively impacted by a variety of factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

●	Longer accounts receivable collection cycles;

●	Costs and difficulties of managing international operations and alliances;

●	Greater difficulty enforcing intellectual property rights;

●	Import or export requirements;

●	Natural disasters;

●	Changes in political or economic conditions; and

●	Changes in regulatory requirements or tax law.

We may experience foreign currency gains and losses. We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results may be negatively affected by fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies, including the euro, Australian dollar, British pound, Japanese yen, Mexican peso, Brazilian real and the South Africa rand relative to the United States dollar can significantly affect our revenues and operating results.

THE MARKET FOR OUR STOCK IS VOLATILE

Our stock price could become more volatile and investments could lose value. The market price of our common stock and the number of shares traded each day has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

●	Shortfalls in our expected net revenue, earnings or key performance metrics;

●	Changes in recommendations or estimates by securities analysts;

●	The announcement of new products by us or our competitors;

●	Quarterly variations in our or our competitors’ results of operations;

●	A change in our dividend or stock repurchase activities;

●	Developments in our industry or changes in the market for technology stocks;

●	A change in our dividend or stock repurchase activities;

●	Changes in rules or regulations applicable to our business; and

●	Other factors, including economic instability and changes in political or market conditions.

A significant drop in our stock price could expose us to costly and time consuming litigation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse effect on our business.

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

OWNERSHIP OF OUR COMMON STOCK AND DEPENDENCE UPON KEY PERSONNEL

We are controlled by our principal stockholders. As of March 30, 2012, Karl Lopker and Pamela Lopker jointly and beneficially owned approximately 60% of the voting power of our outstanding Class A and Class B common stock and we are a “controlled company” within the meaning of NASDAQ rules. Currently they have sufficient voting control to determine the outcome of a stockholder vote concerning:

●	The election and removal of all members of our board of directors, who determine our management and policies;

●	The merger, consolidation or sale of the Company or all of its assets; and

●	All other matters requiring stockholder approval, regardless of how our other stockholders vote their shares.

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

We are not required to comply with certain corporate governance rules of NASDAQ that would otherwise apply to us as a company listed on NASDAQ because we are a controlled company. Specifically, we are not required to have a majority of independent directors on our board of directors and we are not required to have nominating and compensation committees composed of independent directors. Should the interests of Karl Lopker and Pamela Lopker differ from those of other shareholders, the other shareholders may not be afforded the protections of having a majority of directors on the board who are independent from our principal shareholders or our management.

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

We are dependent upon highly skilled personnel. Our performance depends on the talents and efforts of highly skilled employees, including the continued service of a relatively small number of key technical and senior management personnel.  In particular, our Chairman of the Board and President, Pamela Lopker, and Chief Executive Officer, Karl Lopker, are critical to overall management of QAD, maintenance of our culture and setting our strategic direction. All of our executive officers and key employees are at-will employees and we do not have key-person insurance covering any of our employees. Our future success depends on our continuing ability to attract and retain highly skilled personnel in all areas of our organization. Competition for such personnel is intense and many of our competitors are larger and have greater financial resources for attracting skilled personnel. The loss of key technical and senior management personnel or the inability to attract and retain additional qualified personnel could have an adverse effect on our continued ability to compete effectively.

IMPACT OF REGULATION

Our business is subject to changing regulations regarding corporate governance and public disclosure that have increased both our costs and the risk of noncompliance. As a public company, we are subject to laws, rules and regulations by various governing bodies, including the U.S. Congress, the Securities and Exchange Commission, NASDAQ and the Public Company Accounting Oversight Board. These laws, rules and regulations may increase the scope of applicable disclosure and governance-related requirements, resulting in additional management time and costs spent satisfying the compliance requirements associated with being a public company.  These laws, rules and regulations may also increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. If we do not adequately comply with applicable laws, rules and regulations, we could be subject to liability, increased compliance costs, regulatory inquiries and litigation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

QAD’s corporate headquarters are located in Santa Barbara, California. The corporate headquarters are owned by QAD and consist of approximately 120,000 square feet situated on 28 acres of land.

In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 25 offices throughout the world with lease commitment expirations occurring on various dates through fiscal year 2020. QAD’s leased properties include offices in the United States, Belgium, France, Germany, Ireland, Italy, Poland, South Africa, Spain, The Netherlands, United Kingdom, Australia, China, India, Japan, Singapore, Thailand, Brazil and Mexico. QAD will seek to review lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Our Class A Common Stock and Class B Common Stock are traded on the NASDAQ under the symbol “QADA” and “QADB”, respectively. Prior to December 15, 2010, our Common Stock was traded under the symbol “QADI.” The following table reflects the range of high and low sale prices of our Common Stock as reported by NASDAQ. QADI share prices have been restated to reflect the effect of the two-to-one reverse stock split for all periods presented:

	QADA		QADB
Fiscal 2012:	Low Price	High Price	Low Price	High Price
Fourth quarter	$10.40	$13.20	$10.08	$13.00
Third quarter	9.84	12.27	9.12	12.27
Second quarter	9.00	11.09	8.88	10.44
First quarter	8.58	11.21	8.11	10.70

	QADA		QADB
Fiscal year 2011:	Low Price	High Price	Low Price	High Price
Fourth quarter	$8.44	$12.00	$8.44	$11.16

	QADI
Fiscal year 2011:	Low Price	High Price
Third quarter	$7.92	$9.14
Second quarter	8.12	11.42
First quarter	9.90	11.60

Holders

As of March 30, 2012, there were approximately 280 shareholders of record of our Class A common stock and approximately 230 shareholders of record of our Class B common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividends

In fiscal 2012, we declared quarterly dividends of $0.06 and $0.05 per share of Class A and Class B stock, respectively, for the first and second quarters. In the third and fourth quarters of fiscal 2012 we declared quarterly dividends of $0.072 and $0.06 per share of Class A and Class B stock, respectively. Our dividend program gives investors the choice of receiving a stock dividend or electing a cash dividend payment. Continuing quarterly cash dividends are subject to profitability measures, liquidity requirements of QAD and Board discretion.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In September 2011, our Board of Directors approved a stock repurchase plan.  A total of one million shares may be repurchased under the plan and repurchases may be suspended or discontinued at any time. Stock repurchases may be effected from time to time through open market purchases or pursuant to the Rule 10b5-1 plan.

Below is a summary of stock repurchases for the three months ended January 31, 2012.  See Note 8 within the Notes to Consolidated Financial Statements for information regarding our stock repurchase program.

Period	Shares Repurchased Class A	Average Price per Share Class A	Shares Repurchased Class B	Average Price per Share Class B	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

November 1 through November 30, 2011
Shares repurchased	104,229	$11.94	6,757	$11.87	110,986	839,329
December 1 through December 31, 2011
Shares repurchased	120,426	$11.00	10,501	$10.86	130,927	708,402
January 1 through January 31, 2012
Shares repurchased	64,498	$11.52	20,455	$11.87	84,953	623,449
Total	289,153		37,713		326,866

(1)	On September 22, 2011, the Company announced a share repurchase plan. A total of one million shares may be repurchased under the plan. The plan may be suspended or discontinued at any time.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The line graph below compares the annual percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on an annual basis, for the period beginning January 31, 2007 and ending January 31, 2012.

The graph assumes that $100 was invested in QAD common stock on January 31, 2007 and that all dividends were reinvested. Historic stock price performance has been restated to reflect the effect of the Recapitalization for all periods presented. Historic stock price performance should not be considered indicative of future stock price performance.

The following Share Performance Graph shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods (Annually from Fiscal Year 2007 through Fiscal Year 2012)	QADA	QADB	NASDAQ Composite Total Return Index	NASDAQ Computer Index
01/31/07(a)	100.00	100.00	100.00	100.00
01/31/08(a)	110.71	110.71	96.99	101.04
01/31/09(a)	32.49	32.49	59.92	60.89
01/31/10(a)	71.39	71.39	87.15	99.46
01/31/11	57.14	58.71	109.58	131.48
01/31/12	88.10	88.27	114.20	139.55

(a)	Stock price performance has been restated to reflect the effect of the Recapitalization.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,(1)
	2012	2011	2010	2009(2)	2008
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$33,166	$29,821	$25,927	$43,892	$59,602
Maintenance and other	137,659	130,104	129,658	132,354	127,881
Subscription fees	9,787	5,773	4,009	3,507	2,191
Professional services	66,646	54,314	55,637	82,990	73,073
Total revenue	247,258	220,012	215,231	262,743	262,747
Operating income (loss)	17,892	6,591	2,871	(23,863)	5,588
Net income (loss)	$10,784	$2,711	$1,349	$(23,720)	$5,416
Basic net income (loss) per share:
Class A	$0.69	$0.18	$0.09	$(1.60)	$0.35
Class B	$0.58	$0.15	$0.08	$(1.33)	$0.30
Diluted net income (loss) per share:
Class A	$0.67	$0.17	$0.09	$(1.60)	$0.35
Class B	$0.56	$0.14	$0.07	$(1.33)	$0.29
Dividends declared per common share:
Class A	$0.26	$0.21	$0.20	$0.20	$0.20
Class B	$0.22	$0.20	$0.20	$0.20	$0.20
BALANCE SHEET DATA:
Cash and equivalents	76,927	67,276	44,678	31,467	45,613
Working capital (deficit)	22,877	13,752	4,178	(3,648)	8,846
Total assets	218,145	213,094	191,174	193,745	235,893
Current portion of long-term debt	321	304	285	266	274
Long-term debt	15,813	16,138	16,443	16,717	16,998
Total stockholders’ equity	62,015	56,091	49,551	47,471	72,595
____________

(1)	Historical results of operations are not necessarily indicative of future results. Refer to Item 1A entitled “Risk Factors” for discussion of factors that may impact future results.

(2)	Fiscal year 2009 includes a goodwill impairment charge of $14.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

OVERVIEW

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a global provider of enterprise software applications, and related services and support. QAD provides enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. Over 2,500 global manufacturing companies use QAD software and we employ approximately 1,500 people worldwide. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

QAD’s enterprise resource planning (“ERP”) suite is QAD Enterprise Applications, which is also known as MFG/PRO. QAD Enterprise Applications supports the core business processes of our global manufacturing customers and includes the following functional areas: financials, customer management, manufacturing, supply chain, service and support, enterprise asset management, transportation management and analytics.

QAD offers two deployment models: On Premise and On Demand.  With the On Premise model, QAD sells a perpetual license for the software and our customers then deploy the software on their own computer servers. Under the perpetual licensing model, customers may separately purchase contracts for maintenance and additional services. With QAD’s On Demand deployment model, customers subscribe to a service and QAD provides access to the software as well as ongoing support services and management of the environment.  The majority of QAD’s customers use the On Premise model, although On Demand is increasing in acceptance and, as a result, it is a deployment model we are focusing on.

Although overall concerns about the global financial system and geopolitical issues remain, we have seen improvement over the last year in the industries in which we operate.  Our revenue has grown in all categories and our overall revenue has increased by 12% when compared to fiscal 2011.  In addition, our overall headcount has increased by approximately 115 employees, or 8%, when comparing January 31, 2012 to January 31, 2011.  We experienced large increases in headcount in our professional services and subscription businesses to support customer upgrades, new implementations and our growing On Demand product offering. As companies continue to shift toward our On Demand product we expect continued growth in our subscription business, though the increase may be partially offset by modest declines in license revenues when our customers choose an On Demand model versus an upfront license purchase under a perpetual licensing model.

Our strategy remains focused on the development and delivery of best-in-class enterprise resource planning software applications for the manufacturing industry in our six key industry segments. We believe our financial results confirm the strength and stability of our business and the attractiveness of our products to our customers. Our revenue continues to recover to pre-recession levels and our operating cash flow has been strong, which has supported our increase in headcount. We have remained cautious in our spending, which has allowed us to grow our cash on hand. In addition, our strong cash balance has enabled us to return value to our shareholders through a stock repurchase program and increased quarterly dividend payments.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies related to revenue, accounts receivable allowances for doubtful accounts, valuation of deferred tax assets and tax contingency reserves and stock-based compensation to be critical policies due to the significance of these items to our operating results and the estimation processes and management judgment involved in each. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

Revenue. We primarily offer our software using two models. Our traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own equipment; we sometimes refer to this as the “on-premise licensing model”. More recently, we deliver our software on a hosted basis as a service and our customers generally do not have the contractual right to take possession of the software; we sometimes refer to this as a “SaaS model”. We sell a majority of our software through our on-premise licensing model and recognize revenue associated with these offerings in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software under our SaaS model is typically over a contractual term of 12 to 36 months and we recognize revenue associated with these offerings, which we call subscription revenue in our consolidated statements of income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition- Multiple-Deliverable Revenue Arrangements. Whether sales are made via an on-premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services.

Software Revenue Recognition (On-Premise Model)

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

Our typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions. Should we grant payment terms greater than one year or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for software revenue recognition have been met.

Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. We allocate revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. We allocate revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements by role and by country. We review VSOE at least annually. If we were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element software arrangement, it could adversely impact revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element software arrangements.

Multiple-element software arrangements for which VSOE does not exist for all undelivered elements typically occur when we introduce a new product or product bundles for which we have not established VSOE for support services or consulting or other services under our VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, we allocate revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are expensed as incurred and included in cost of maintenance, subscription and other revenue, cost of professional services and cost of license fees.

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. Our customers generally purchase both product support and license updates when they acquire new software licenses. In addition, a majority of our customers renew their support services contracts annually.

Revenues from consulting services, which we call professional services in our consolidated statements of income, are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of our software. Our software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, we enter into fixed fee arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, as compared to total estimated costs to be incurred to complete the work. In milestone achievement arrangements, we recognize revenue as the respective milestones are achieved.

We occasionally resell third party systems as part of an end-to-end solution requested by our customers.  Hardware revenue is recognized on a gross basis in accordance with the guidance contained in ASC 605-45, Revenue Recognition – Principal Agent Considerations and when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered reasonably assured.  We consider delivery to occur when the product is shipped and title and risk of loss have passed to the customer.

Although infrequent, when an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when we are requested to customize software or when we view the installation of our software as high risk in the customer’s environment. This requires us to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for using the cumulative catch up approach. In certain arrangements, we do not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If we do not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. We allocate these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense. These costs are expensed as incurred and included in cost of maintenance, subscription and other revenue, cost of professional services and cost of license fees.

We execute arrangements through indirect sales channels via sales agents and distributors in which the indirect sales channels are authorized to market our software products to end users. In arrangements with sales agents, revenue is recognized on a sell-through basis once an order is received from the end user, collectability from the end user is probable, a signed license agreement from the end user has been received, delivery has been made to the end user and all other revenue recognition criteria have been satisfied. Sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute our software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. We recognize revenue from transactions with distributors when the distributor submits a written purchase commitment, collectability from the distributor is probable, a signed license agreement is received from the distributor and delivery has occurred to the distributor, provided that all other revenue recognition criteria have been satisfied. Revenue from distributor transactions is recorded on a net basis (the amount actually received by us from the distributor). We do not offer rights of return, product rotation or price protection to any of our distributors.

Subscription Revenue Recognition

We recognize the following fees in subscription revenue from our SaaS model: i) subscription fees from customers accessing our On Demand and our other subscription offerings, ii) providing consulting services such as set up, process mapping, configuration, database conversion and migration, and iii) support fees on hosted products. Our subscription arrangements do not provide customers with the right to take possession of the subscribed software at any time.

We commence revenue recognition when there is persuasive evidence of an arrangement, the service is being provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the customer’s environment has been migrated to our hosted environment.  The initial subscription period is typically 12 to 36 months.  Our subscription services are non-cancelable, though customers typically have the right to terminate their contracts if we materially fail to perform.  We generally invoice our customers in advance in quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice.

Other consulting services are typically sold on a time-and-materials basis and consist of fees from consultation services such as configuration of features, implementing at various customer sites, testing and training. These services are considered to have stand-alone value to the customer because we have sold consulting services separately and there are several third-party vendors that routinely provide similar professional services to our customers on a stand-alone basis. Accordingly, consulting services are a separate unit of accounting and the associated services revenue is recognized as the services are performed and earned.

We may enter into multiple-element arrangements that may include a combination of our subscription offering and other consulting services. Prior to February 1, 2011, the deliverables in multiple element arrangements were accounted for separately if the delivered items had stand-alone value and VSOE was available for the undelivered items.  If the multiple-element arrangement could not be accounted for separately, the total arrangement fee was recognized ratably over the initial subscription period.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, VSOE of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.

We adopted the accounting guidance in ASU 2009-13 for applicable arrangements entered into after February 1, 2011 (the beginning of our fiscal year). As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy.  The selling price for a deliverable is based on its VSOE, if available, Third Party Evidence (“TPE”), if VSOE is not available, or Estimated Selling Price (“ESP”), if neither VSOE nor TPE is available.  The determination for ESP is made through consultation with and approval by management taking into consideration the go-to-market strategy.  As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in both VSOE and ESP.

For multiple-element arrangements that may include a combination of our subscription offerings and other consulting services, the total arrangement fee is allocated to each element based on the VSOE / ESP value of each element. After allocation, the revenue associated with the subscription offering and other consulting services are recognized as described above.

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

Allowance for Sales Returns. We do not generally provide a contractual right of return; however, in the course of business we have allowed sales returns and allowances.  We record a provision against revenue for estimated sales returns and allowances in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience, specifically identified customers and other known factors. Although we use the best information available in making our estimates, we may incur additional provisions against revenue in future periods which could have a material effect on earnings in any given quarter should additional allowances for sales returns be necessary.

The accounts receivable allowance for doubtful accounts is comprised of both the allowance for bad debts and the allowance for sales returns.

Valuation of Deferred Tax Assets and Tax Contingency Reserves. The carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2012, we had $25.7 million of deferred tax assets, net of valuation allowances, consisting of $36.7 million of gross deferred tax assets offset by valuation allowances of $11.0 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in fiscal 2012 of $0.4 million.

We are subject to income taxes in the U.S. and in various foreign jurisdictions.  Significant judgment is required in determining our worldwide income tax position.  In the ordinary course of a global business, there are transactions and calculations where the ultimate tax outcome is uncertain.  Our estimate of the potential outcome for any uncertain tax position requires judgment.  For tax related contingencies, we account for uncertain tax positions based on a two-step approach: recognition and measurement.  We recognize a tax position when we determine that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those positions that do not meet the recognition threshold, no tax benefit is recognized in the financial statements.  For those tax positions that meet the recognition threshold, we measure the tax position as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  We record interest and penalties related to income tax liabilities as income tax expense.  We have reserves to address tax positions that could be challenged by taxing authorities, even though we believe that the positions taken are appropriate.  Our tax reserves are reviewed on a quarterly basis and adjusted as events occur that could affect our liability.

Stock-Based Compensation. We account for share-based payments (“equity awards”) to employees in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of income based on their fair values as measured at the grant date.  The fair value of an equity award is recognized as stock-based compensation expense ratably over the vesting period of the equity award.   Determining the fair value of stock-based awards at the grant date requires judgment and the fair value per share of historical grants of equity awards may not be indicative of the fair value per share for future grants of equity awards.

Fair Value of SARs

The fair value of stock-settled stock appreciation rights (“SARs”) is determined on the grant date of the award using the Black-Scholes-Merton valuation model.   One of the inputs to the Black-Scholes-Merton valuation model is the fair market value on the date of the grant.  As our stock price fluctuates, so does the fair value of our future SAR grants.  Judgment is required in determining the remaining inputs to the Black-Scholes-Merton valuation model.  Furthermore, the values underlying these inputs fluctuate, which impacts the fair value of our future SAR grants.  These inputs include the expected life, volatility, the risk-free interest rate and the dividend rate.  The following describes our policies with respect to determining these valuation inputs:

Expected Life
The expected life valuation input includes a computation that is based on historical vested option and SAR exercises and post-vest expiration patterns and an estimate of the expected life for options and SARs that were fully vested and outstanding. Furthermore, based on our historical pattern of option and SAR exercises and post-vest expiration patterns we determined that there are two discernable populations, which include QAD’s directors and officers and all other QAD employees. The estimate of the expected life for options and SARs that were fully vested and outstanding was determined as the midpoint of a range as follows: the low end of the range assumes the fully vested and outstanding options and SARs are exercised or expire unexercised on the evaluation date and the high end of the range assumes that these options and SARs are exercised or expire unexercised upon contractual term.

Volatility
The volatility valuation input is based on the historical volatility of our common stock, which we believe is representative of the expected volatility over the expected life of options and SARs.

Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or SAR.

Dividend Rate
The dividend rate is based on our historical dividend payments per share.  Historically, we paid quarterly dividends at a rate of $0.060 per share of Class A common stock and $0.050 per share of Class B common stock.  On September 22, 2011, we announced that our Board of Directors approved a 20 percent increase in our quarterly dividend to $0.072 per share of Class A common stock and $0.060 per share of Class B common stock.

Fair Value of RSUs

The fair value of restricted stock units (“RSUs”) is determined on the grant date of the award as the market price of our common stock on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period.   As our stock price fluctuates, so does the fair value of our future RSU grants.  Judgment is required in determining the present value of estimated dividends foregone during the vesting period.  We estimate the dividends for purposes of this calculation based on our historical dividend payments per share.  See above for discussion of dividend rate.

While we recognize as stock-based compensation expense the entire amount of the fair value of a vested equity award once it has vested, during the periods in which our equity awards are vesting, we are required to estimate equity awards that we expect will cancel prior to vesting (“forfeitures”) and reduce the stock-based compensation expense recognized in a given period for the effects of estimated forfeitures over the expense recognition period (“forfeiture rate”).  To determine the forfeiture rate, we examine the historical pattern of forfeitures, which we believe is indicative of future forfeitures, in an effort to determine if there were any discernable forfeiture patterns based on certain employee populations.  From this analysis, we identified two employee populations that have different historical forfeiture rates.  One population includes QAD directors and officers and the other population includes all other QAD employees.  The impact of actual forfeitures, if significantly different from our estimated forfeitures, could materially affect our operating results.  We evaluate the forfeiture rate annually or more frequently when there have been any significant changes in forfeiture activity.

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

RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 12 “Business Segment Information” within the Notes to Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency exchange rates, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the prior year to the current year results.

Revenue

	Year Ended	Increase Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2012	$	%	January 31, 2011	$	%	January 31, 2010
Revenue:
License fees	$33,166	$3,345	11%	$29,821	$3,894	15%	$25,927
Percentage of total revenue	13%			14%			12%
Maintenance and other	137,659	7,555	6%	130,104	446	0%	129,658
Percentage of total revenue	56%			59%			60%
Subscription fees	9,787	4,014	70%	5,773	1,764	44%	4,009
Percentage of total revenue	4%			3%			2%
Professional services	66,646	12,332	23%	54,314	(1,323)	-2%	55,637
Percentage of total revenue	27%			24%			26%
Total revenue	$247,258	$27,246	12%	$220,012	$4,781	2%	$215,231

Total Revenue. Total revenue was $247.3 million, $220.0 million and $215.2 million for fiscal 2012, 2011 and 2010, respectively. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to fiscal 2011, total revenue for fiscal 2012 would have been approximately $242.3 million, representing a $22.3 million, or 10%, increase from the prior year. When comparing categories within total revenue at constant rates, our fiscal 2012 results included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 58% for fiscal 2012, as compared to 57% for fiscal 2011.  Total revenue increased across all geographic regions in which we operate during fiscal 2012 when compared to fiscal 2011.  Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for fiscal 2012 was approximately 28% in automotive, 24% in consumer products and food and beverage, 36% in high technology and industrial products and 12% in life sciences. In comparison, revenue by industry for fiscal 2011 was approximately 24% in automotive, 23% in consumer products and food and beverage, 39% in high technology and industrial products and 14% in life sciences.

Holding foreign currency exchange rates constant to fiscal 2010, total revenue for fiscal 2011 would have been approximately $218.3 million, representing a $3.1 million, or 1%, increase from fiscal 2010. When comparing categories within total revenue at constant rates, our fiscal 2011 results included increases in the license and subscription revenue categories and decreases in the maintenance and other and professional services revenue categories. Revenue outside the North America region as a percentage of total revenue was consistent at 57% for fiscal 2011 and fiscal 2010.  Total revenue increased in our North America, Latin America and Asia Pacific regions offset by a slight decrease in our EMEA region in fiscal 2011 when compared to fiscal 2010. Revenue by industry for fiscal 2011 was approximately 24% in automotive, 23% in consumer products and food and beverage, 39% in high technology and industrial products and 14% in life sciences. In comparison, revenue by industry for fiscal 2010 was approximately 26% in automotive, 24% in consumer products and food and beverage, 37% in high technology and industrial products and 13% in life sciences.

License Revenue.  License revenue was $33.2 million, $29.8 million and $25.9 million for fiscal 2012, 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2011, license revenue for fiscal 2012 would have been approximately $32.7 million, representing a $2.9 million, or 10%, increase from the prior year. License revenue increased across all geographic regions in which we operated during fiscal 2012 when compared to fiscal 2011. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period.  During fiscal 2012, 21 customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to fiscal 2011 in which 12 customers placed license orders totaling more than $0.3 million, including two orders which exceeded $1.0 million.

Holding foreign currency exchange rates constant to fiscal 2010, license revenue for fiscal 2011 would have been unchanged at $29.8 million, representing a $3.9 million, or 15%, increase from fiscal 2010. When comparing fiscal 2011 to fiscal 2010, license revenue increased in our North America, Latin America and Asia Pacific regions, and decreased in our EMEA region. During fiscal 2011, 12 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million. In comparison, during fiscal 2010, 13 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million.  Although there were a relatively consistent number of orders totaling more than $0.3 million during fiscal 2011 and 2010, our total license revenue increased year over year due to higher revenue deferrals in fiscal 2010 on orders greater than $0.3 million.  In addition, we generated more license revenue from orders less than $0.3 million in fiscal 2011 than in fiscal 2010.

Maintenance and Other Revenue. Maintenance and other revenue was $137.7 million, $130.1 million and $129.7 million for fiscal 2012, 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2011, maintenance and other revenue for fiscal 2012 would have been approximately $135.1 million, representing a $5.0 million, or 4%, increase from the prior year. Maintenance and other revenue increased across all geographic regions in which we operated during fiscal 2012 when compared to fiscal 2011. The increase in maintenance and other revenue was related to price increases, new customers, new users and new modules in excess of cancellations.

Holding foreign currency exchange rates constant to fiscal 2010, maintenance and other revenue for fiscal 2011 would have been approximately $129.0 million, representing a $0.7 million, or 1%, decrease from fiscal 2010. When comparing fiscal 2011 to fiscal 2010, maintenance and other revenue decreased in our North America, EMEA and Latin America regions offset by an increase in our Asia Pacific region.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for fiscal 2012, 2011 and 2010.

Subscription Revenue. Subscription revenue was $9.8 million, $5.8 million and $4.0 million for fiscal 2012, 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2011, subscription revenue for fiscal 2012 would have been $9.7 million, representing a $3.9 million, or 67%, increase from the prior year.  Subscription revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during fiscal 2012 when compared to fiscal 2011. The increase in subscription revenue was due to additional revenue related to our On Demand product offering. Currently, a majority of our On Demand sales are in the North America region. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our On Demand product offering.

Holding foreign currency exchange rates constant to fiscal 2010, subscription revenue for fiscal 2011 would have been unchanged at $5.8 million, representing a $1.8 million, or 45%, increase from fiscal 2010. When comparing fiscal 2011 to fiscal 2010, subscription revenue increased in our North America, Latin America and Asia Pacific regions and was relatively flat in the EMEA region. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.

Products are generally shipped as orders are received or within a short period thereafter and our subscription revenue is currently less than 5% of total revenue. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively low amount of subscription sales, we believe that our backlog as of any particular date is not currently significant or meaningful. Our total short-term deferred revenue as of January 31, 2012 was $93.9 million, of which $83.4 million was related to deferred maintenance and will be recognized over the period of the maintenance support. Of the remaining short-term deferred revenue balance as of January 31, 2012, $3.7 million was related to deferred subscriptions, $3.5 million was related to deferred services, $1.8 million was related to deferred licenses and $1.5 million was related to deferred research and development funding. All of the remaining short-term deferred revenue balances, with the exception of deferred subscriptions, relate to products already shipped or services already provided but were deferred primarily due to software revenue recognition rules and will generally be recognized within the next twelve months. Deferred subscription primarily relates to hosting and On Demand services we will provide over periods up to the next twelve months.

Professional Services Revenue.  Professional services revenue was $66.6 million, $54.3 million and $55.6 million for fiscal 2012, 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2011, professional services revenue for fiscal 2012 would have been $64.8 million, representing a $10.5 million, or 19%, increase from the prior year. Professional services revenue increased across all geographic regions in which we operated during fiscal 2012 when compared to fiscal 2011.  The increase in professional services revenue period over period can be attributed to engagements in which we recognized a higher amount of professional services revenue per customer per quarter, which we believe was a result of increased license sales which has resulted in larger implementation or upgrade projects over recent quarters.

Holding foreign currency exchange rates constant to fiscal 2010, professional services revenue for fiscal 2011 would have been $53.7 million, representing a $1.9 million, or 3%, decrease from fiscal 2010. When comparing fiscal 2011 to fiscal 2010, we experienced decreases in our North America and EMEA regions offset by increases in our Asia Pacific and Latin America regions.

Total Cost of Revenue

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2012	$	%	January 31, 2011	$	%	January 31, 2010
Cost of revenue
Cost of license fees	$4,585	$(1,039)	-18%	$5,624	$(882)	-14%	$6,506
Cost of maintenance, subscription and other	36,077	2,947	9%	33,130	1,461	5%	31,669
Cost of professional services	64,677	9,483	17%	55,194	1,742	3%	53,452
Total cost revenue	$105,339	$11,391	12%	$93,948	$2,321	3%	$91,627
Percentage of revenue	43%			43%			43%

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

Total Cost of Revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $105.3 million for fiscal 2012, $93.9 million for fiscal 2011 and $91.6 million for fiscal 2010, and as a percentage of total revenue was 43% for all three years. Holding foreign currency exchange rates constant to fiscal 2011, total cost of revenue for fiscal 2012 would have been approximately $103.2 million and as a percentage of total revenue would have been unchanged at 43%.  The non-currency related increase in cost of revenue of $9.3 million in fiscal 2012 compared to fiscal 2011 was primarily due to higher personnel costs, higher third-party contractor costs and higher travel costs associated with higher professional services revenues and higher personnel and hosting costs associated with higher subscription revenue.

Holding foreign currency exchange rates constant to fiscal 2010, total cost of revenue for fiscal 2011 would have been approximately $93.3 million and as a percentage of total revenue would have been unchanged at 43%.  The non-currency related increase in total cost of revenue was $1.7 million in fiscal 2011 compared to fiscal 2010.  The increase was primarily due to higher services third-party contractor costs, higher services bonuses, higher travel costs and higher hosting costs partially offset by lower information technology and facilities allocated costs and lower severance.

Cost of License Fees.  Cost of license fees was $4.6 million, $5.6 million and $6.5 million for fiscal 2012, 2011 and 2010, respectively.  Holding foreign currency exchange rates constant to fiscal 2011, cost of license fees for fiscal 2012 would have been unchanged at $4.6 million, representing a decrease of $1.0 million, or 18%. The non-currency related decrease in cost of license fees of $1.0 million in fiscal 2012 compared to fiscal 2011 was due to lower amortization of capitalized software costs partially offset by higher royalties.  The majority of our acquired software technology was fully amortized as of September 2010.

Holding foreign currency exchange rates constant to fiscal 2010, cost of license fees for fiscal 2011 would have been unchanged at $5.6 million. The non-currency related decrease in cost of license fees was $0.9 million, or 14%, in fiscal 2011 compared to fiscal 2010.  The decrease was primarily a result of lower amortization of acquired software.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $36.1 million, $33.1 million and $31.7 million for fiscal 2012, 2011 and 2010, respectively. Cost of maintenance, subscription and other as a percentage of maintenance and other and subscription fees revenues were consistent at 24% in fiscal 2012, 2011 and 2010. Holding foreign currency exchange rates constant to fiscal 2011, cost of maintenance, subscription and other in fiscal 2012 would have been $35.6 million, representing an increase of $2.5 million, or 8%. The non-currency increase in cost of maintenance, subscription and other of $2.5 million in fiscal 2012 compared to fiscal 2011 was primarily due to higher subscription costs, which included higher salaries and related costs of $1.0 million as a result of higher headcount of approximately 30 people in support of our growing On Demand business, higher hosting costs of $0.5 million, higher information technology, facilities allocated costs of $0.4 million and higher travel costs of $0.2 million.

Holding foreign currency exchange rates constant to fiscal 2010, cost of maintenance, subscription and other for fiscal 2011 would have been approximately $33.0 million, representing an increase of $1.3 million, or 4%, from fiscal 2010. The non-currency related increase in cost of maintenance, subscription and other of $1.3 million in fiscal 2011 compared to fiscal 2010 was primarily due to higher hosting costs of $1.0 million related to our growing On Demand business and higher hardware costs of $0.3 million.

Cost of Professional Services.  Cost of professional services was $64.7 million, $55.2 million and $53.5 million for fiscal 2012, 2011 and 2010, respectively. Cost of professional services as a percentage of professional services revenues was 97%, 102% and 96% for fiscal 2012, 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2011, cost of professional services in fiscal 2012 would have been $63.0 million, representing an increase of $7.8 million, or 14%. The non-currency increase in cost of professional services of $7.8 million in fiscal 2012 compared to fiscal 2011 was due primarily to higher salaries and related costs of $3.5 million as a result of higher headcount of approximately 30 people, higher third-party contractor costs of $3.2 million and higher travel costs of $1.3 million.  The increase in services costs was to support the increased professional services revenue.

Holding foreign currency exchange rates constant to fiscal 2010, cost of professional services for fiscal 2011 would have been approximately $54.8 million, representing an increase of $1.3 million, or 2%, from fiscal 2010. The non-currency related increase in cost of professional services of $1.3 million in fiscal 2011 compared to fiscal 2010 was primarily due to higher third-party contractor costs of $1.8 million, higher bonuses of $1.4 million and higher travel costs of $0.6 million partially offset by lower salaries and related costs of $1.3 million, lower information technology and facilities allocated costs of $1.0 million and lower severance of $0.5 million.

Sales and Marketing

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2012	$	%	January 31, 2011	$	%	January 31, 2010
Sales and marketing	$58,336	$4,130	8%	$54,206	$2,227	4%	$51,979
Percentage of revenue	24%			25%			24%

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

Sales and marketing expense was $58.3 million, $54.2 million and $52.0 million for fiscal 2012, 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2011, fiscal 2012 sales and marketing expense would have been approximately $57.1 million, representing an increase of $2.9 million, or 5%. The non-currency related increase in sales and marketing expense of $2.9 million in fiscal 2012 compared to fiscal 2011 was primarily due to higher salaries and related costs of $1.5 million as a result of higher headcount of approximately 20 people, primarily in the pre-sales and marketing areas, higher commissions of $1.3 million, higher travel costs of $0.5 million and higher professional fees of $0.3 million related to web design services and customer events. These increases in sales and marketing expense were partially offset by lower information technology and facilities allocated costs of $0.3 million and lower stock-based compensation expense of $0.3 million.

Holding foreign currency exchange rates constant to fiscal 2010, fiscal 2011 sales and marketing expense would have been approximately $53.7 million, representing an increase of $1.7 million, or 3%, from fiscal 2010. The non-currency related increase in sales and marketing expense of $1.7 million in fiscal 2011 compared to fiscal 2010 was primarily due to higher bonuses of $1.1 million, higher travel costs of $0.6 million, higher commissions of $0.5 million and higher marketing expense of $0.3 million. These increases in sales and marketing expense were partially offset by lower severance of $0.9 million.

Research and Development

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2012	$	%	January 31, 2011	$	%	January 31, 2010
Research and development	$35,708	$1,133	3%	$34,575	$(2,728)	-7%	$37,303
Percentage of revenue	14%			16%			17%

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

Research and development expense was $35.7 million, $34.6 million and $37.3 million for fiscal 2012, 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2011, fiscal 2012 research and development expense would have been approximately $34.9 million, representing an increase of $0.3 million, or 1%. The non-currency related increase in research and development expense of $0.3 million in fiscal 2012 compared to fiscal 2011 was primarily due to higher salaries and related costs of $0.7 million as a result of higher headcount of approximately 40 people hired in our China research and development center and throughout the world to support internationalizations. In addition, travel costs increased by $0.2 million. These increases in research and development expense were partially offset by lower consulting fees of $0.4 million related to our QAD Business Intelligence project which was completed in the prior year and lower information technology and facilities allocated costs of $0.4 million. Included in research and development expense for fiscal 2012 is joint development income of $0.5 million per quarter related to one project which will conclude in September 2012.  As part of our vertical focus we regularly seek to engage in joint development arrangements with our customers in order to enhance specific functionality and industry experience, although the number and size of joint development arrangements may fluctuate.

 Holding foreign currency exchange rates constant to fiscal 2010, fiscal 2011 research and development expense would have been approximately $34.4 million, representing a decrease of $2.9 million, or 8%, from fiscal 2010. The non-currency related decrease in research and development expense of $2.9 million in fiscal 2011 compared to fiscal 2010 was primarily due to higher joint development income of $2.0 million, lower consulting fees of $0.7 million, lower information technology and facilities allocated costs of $0.6 million and lower severance of $0.5 million. These decreases in research and development expense were partially offset by higher bonuses of $0.6 million.

General and Administrative

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2012	$	%	January 31, 2011	$	%	January 31, 2010
General and administrative	$29,969	$(668)	-2%	$30,637	$(332)	-1%	$30,969
Percentage of revenue	12%			14%			14%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

General and administrative expense was $30.0 million, $30.6 million and $31.0 million for fiscal 2012, 2011 and 2010, respectively. Holding foreign currency exchange rates constant to fiscal 2011, fiscal 2012 general and administrative expense would have been approximately $29.4 million, representing a decrease of $1.2 million, or 4%. The non-currency related decrease in general and administrative expense of $1.2 million in fiscal 2012 compared to fiscal 2011 was primarily due to lower professional fees of $1.4 million as fiscal year 2011 included professional fees related to our Recapitalization, lower information technology and facilities allocated costs of $0.3 million, lower stock-based compensation expense of $0.2 million, lower bonuses of $0.2 million and lower severance of $0.2 million.  These decreases in general and administrative expense were partially offset by higher salaries and related costs of $0.6 million and higher bad debt expense of $0.3 million.

Holding foreign currency exchange rates constant to fiscal 2010, fiscal 2011 general and administrative expense would have been approximately $30.4 million, representing a decrease of $0.6 million, or 2%, from fiscal 2010. The non-currency related decrease in general and administrative expense of $0.6 million in fiscal 2011 compared to fiscal 2010 was primarily due to lower bad debt of $1.5 million partially offset by higher bonuses of $0.9 million.

Total Other (Income) Expense

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2012	$	%	January 31, 2011	$	%	January 31, 2010
Other (income) expense
Interest income	$(630)	$(115)	-22%	$(515)	$55	10%	$(570)
Interest expense	1,174	(74)	-6%	1,248	(25)	-2%	1,273
Other (income) expense, net	548	244	80%	304	593	205%	(289)
Total other expense, net	$1,092	$55	5%	$1,037	$623	150%	$414
Percentage of revenue	0%			0%			0%

Total other expense, net was $1.1 million, $1.0 million and $0.4 million for fiscal 2012, 2011 and 2010, respectively. When comparing fiscal 2012 to fiscal 2011 all categories within other (income) expense were relatively consistent. When comparing fiscal 2011 to fiscal 2010, other (income) expense increased by $0.6 million primarily due to lower exchange gains and higher miscellaneous expenses due primarily to the dissolution of an inactive entity.

Income Tax Expense

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2012	$	%	January 31, 2011	$	%	January 31, 2010
Income tax expense	$6,016	$3,173	112%	$2,843	$1,735	157%	$1,108
Percentage of revenue	2%			1%			1%
Effective tax rate	36%			51%			45%

We recorded income tax expense of $6.0 million, $2.8 million and $1.1 million for fiscal 2012, 2011 and 2010, respectively. QAD’s effective tax rate was 36%, 51%, and 45% for fiscal 2012, 2011 and 2010, respectively.  Our effective tax rate decreased in fiscal 2012 compared to fiscal 2011 primarily due to a significant increase in income before income taxes as well as the release of a foreign subsidiary’s valuation allowance due to the entity’s growth expectations and utilization of net operating losses. In addition, our effective tax rate was higher in fiscal 2011 as compared to fiscal 2012 due to non-deductible professional fees related to the Recapitalization. Our effective tax rate increased in fiscal 2011 compared to fiscal 2010 primarily from the benefit recognized in fiscal 2010 due to the release of a tax contingency reserve after the conclusion of a foreign tax audit and the non-deductible professional fees related to the Recapitalization.

For further information regarding income taxes, see Note 7 “Income Taxes” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of software licenses, maintenance, subscription and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures and to invest in our growth initiatives, which could include acquisitions of products, technology and businesses, as well as payments of dividends and stock repurchases.

Toward the end of the last fiscal year and continuing throughout the current fiscal year we have seen some improvement in the industries in which we operate. We continue to monitor economic conditions as our performance is heavily influenced by our customers’ outlook and production.  We have remained focused on conserving cash and as a result our cash balance increased from $67.3 million at January 31, 2011, to $76.9 million at January 31, 2012.

At January 31, 2012, our principal sources of liquidity were cash and equivalents totaling $76.9 million and net accounts receivable of $64.8 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of January 31, 2012 and 2011. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness.  Our line of credit is available for working capital or other business needs. We have not drawn down on our line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2013.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of January 31, 2012 the portion of our cash and equivalents held by Bank of America was approximately 80%.

The amount of cash and equivalents held by foreign subsidiaries was $58.9 million and $46.8 million as of January 31, 2012 and January 31, 2011, respectively.  If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds.  However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our operations in the U.S.

The following table summarizes our cash flows for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

(in thousands)	Year Ended January 31, 2012	Year Ended January 31, 2011	Year Ended January 31, 2010
Net cash provided by operating activities	$21,448	$25,902	$17,696
Net cash used in investing activities	(4,147)	(1,922)	(1,357)
Net cash used in financing activities	(7,725)	(2,131)	(4,507)
Effect of foreign exchange rates on cash and equivalents	75	749	1,379
Net increase in cash and equivalents	$9,651	$22,598	$13,211

Net cash flows provided by operating activities was $21.4 million for fiscal 2012 compared to $25.9 million for fiscal 2011. The $4.5 million decrease in net cash flows provided by operating activities was due primarily to the negative cashflow effect of changes in accounts payable, deferred revenue and other liabilities of $15.3 million partially offset by the positive cashflow effect of changes in accounts receivable of $4.4 million.  The negative impact of changes in deferred revenues was primarily caused by professional services revenue and R&D joint development income recognized during the current fiscal year for which we received payment in the previous fiscal years.  The negative impact of changes in other liabilities was primarily driven by higher bonus and commission payments in the current fiscal year.

Capital expenditures were $3.8 million for fiscal 2012, primarily relating to purchases of computer equipment and leasehold improvements, compared to $1.4 million for fiscal 2011. We expect capital expenditures in fiscal 2013 to remain fairly consistent with our capital expenditures during fiscal 2012.

Dividend-related payments for fiscal 2012 totaled $2.4 million compared to $2.2 million in fiscal 2011. Our dividend program allows shareholders the choice of stock or cash, which has enabled us to conserve cash. The number of shares issued to holders of record as a stock dividend is calculated based on the average closing price of QAD’s Class A common stock for the three trading days immediately following the election deadline. On September 22, 2011, we announced that our Board of Directors approved a 20 percent increase in our quarterly dividend to $0.072 per share of Class A common stock and $0.060 per share of Class B common stock. The Board of Directors evaluates our ability to continue to pay dividends and the structure of any dividends on a quarterly basis.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase program which authorizes management to purchase up to one million shares of the Company's Class A and/or Class B shares of common stock through open market transactions. The plan may be suspended or discontinued at any time. During fiscal 2012, we repurchased 335,000 and 41,000 shares of Class A and Class B common stock, respectively, for total consideration of $4.3 million. There was no stock repurchase-related activity during fiscal 2011 or 2010.

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

DSO under the countback method was consistent at 52 days for both January 31, 2012 and 2011. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 89 days and 95 days at January 31, 2012 and 2011, respectively. The decrease in DSO using the average method was primarily related to higher earned revenue in the fourth quarter of fiscal 2012 compared to the same period last year. We believe our reserve methodology is adequate and our reserves are properly stated as of January 31, 2012 and the quality of our receivables remains good.

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

We believe that our cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments, share repurchase payments and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at January 31, 2012 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Notes payable	$0.3	$0.3	$15.5	$—	$—	$—	$16.1
Notes payable interest payments	1.1	1.0	0.5	—	—	—	2.6
Lease obligations	6.0	4.4	3.1	1.9	1.6	2.9	19.9
Purchase obligations	1.4	0.8	0.2	—	—	—	2.4
Total	$8.8	$6.5	$19.3	$1.9	$1.6	$2.9	$41.0

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

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of January 31, 2012, we had $2.6 million of unrecognized tax benefits. For further information regarding the unrecognized tax benefits see Note 7 “Income Taxes” within Notes to Consolidated Financial Statements.

Purchase orders or contracts for the purchase of supplies and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current procurement or development needs and are fulfilled by our vendors within short time frames. We do not have significant agreements for the purchase of supplies or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. In addition, we have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license fees, maintenance, subscription and other revenue, was $15.7 million, $15.0 million and $14.3 million in fiscal 2012, 2011 and 2010, respectively.

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

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and cash equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year.  The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At January 31, 2012, the effective borrowing rate would have been 1.03%.

As of January 31, 2012, there were no borrowings under the Facility and we were in compliance with the financial covenants.  We expect to renew this facility upon its expiration in July 2012, under competitive terms based on existing market conditions.

Notes Payable

In July 2004, we entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by our headquarters located in Santa Barbara, California. The terms of the loan provide that we will make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The loan matures in July 2014. The balance of the note payable at January 31, 2012 was $16.1 million.

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

Off-Balance Sheet Arrangements

As of January 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Australian dollar, British pound, Japanese yen, Mexican peso, Brazilian real and South African rand. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U. S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of January 31, 2012.

We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Our international subsidiaries hold U.S. dollar and euro-based net monetary accounts subject to revaluation that results in realized or unrealized foreign currency gains or losses. Furthermore, we have exposure to foreign exchange fluctuations arising from the remeasurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes.

For fiscal 2012 and 2011, approximately 40% of our revenue was denominated in foreign currencies compared to 35% for fiscal 2010. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for fiscal 2012, 2011 and 2010. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by less than 2% (our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 4%).

For fiscal 2012, 2011 and 2010, foreign currency transaction and remeasurement (gains) losses totaled $0.8 million, $0.1 million and $(0.1) million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $0.8 million and our income before taxes would be adversely affected by less than 5%.

These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of January 31, 2012, there were no borrowings under our unsecured loan agreement.

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2012 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2012 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

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

Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2012 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2012.  We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2012, as stated in their report included in this Annual Report on Form 10-K.

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

We have audited the internal control over financial reporting of QAD Inc. as of January 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of QAD Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the internal control over financial reporting of QAD Inc. based on our audit.

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

In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2012, and our report dated April 4, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
April 4, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2012, which information is incorporated herein by reference.

In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2011.

NAME	AGE	POSITION(S)
Pamela M. Lopker	57	Chairman of the Board and President
Karl F. Lopker	60	Chief Executive Officer
Daniel Lender	45	Executive Vice President and Chief Financial Officer
Gordon Fleming	48	Executive Vice President and Chief Marketing Officer
Kara Bellamy	36	Sr. Vice President, Corporate Controller and Chief Accounting Officer

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

Kara Bellamy has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 2008. Previously, she served as QAD’s Corporate Controller beginning December 2006. She joined QAD as Assistant Corporate Controller in July 2004 after working for Somera Communications, Inc. as its Corporate Controller from 2002 through 2004. Ms. Bellamy worked at the public accounting firm of Ernst & Young from 1997 to 2002. She is a Certified Public Accountant (inactive) and received a bachelor of arts degree in business economics with an accounting emphasis from the University of California, Santa Barbara.

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

See the Index of Exhibits at page 76.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries (the Company) as of January 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of QAD Inc. as of January 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 4, 2012 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of QAD Inc.

/s/ KPMG LLP

Los Angeles, California
April 4, 2012

QAD INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2012	2011
Assets
Current assets:
Cash and equivalents	$76,927	$67,276
Accounts receivable, net of allowances of $2,467 and $2,661 at January 31, 2012 and 2011, respectively	64,757	65,620
Deferred tax assets, net	4,355	3,954
Other current assets	11,853	12,553
Total current assets	157,892	149,403
Property and equipment, net	33,139	33,795
Capitalized software costs, net	583	841
Goodwill	6,412	6,457
Deferred tax assets, net	17,285	20,080
Other assets, net	2,834	2,518
Total assets	$218,145	$213,094
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$321	$304
Accounts payable	9,724	10,003
Deferred revenue	93,871	94,453
Other current liabilities	31,099	30,891
Total current liabilities	135,015	135,651
Long-term debt	15,813	16,138
Other liabilities	5,302	5,214
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,146,418 shares and 14,146,416 shares at January 31, 2012 and 2011, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,609 shares and 3,536,604 shares at January 31, 2012 and 2011, respectively	4	4
Additional paid-in capital	148,993	146,898
Treasury stock, at cost (1,804,137 shares and 1,721,601 shares at January 31, 2012 and 2011, respectively)	(27,968)	(28,070)
Accumulated deficit	(48,974)	(54,438)
Accumulated other comprehensive loss	(10,054)	(8,317)
Total stockholders’ equity	62,015	56,091
Total liabilities and stockholders’ equity	$218,145	$213,094

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended January 31,
	2012	2011	2010
Revenue:
License fees	$33,166	$29,821	$25,927
Maintenance and other	137,659	130,104	129,658
Subscription fees	9,787	5,773	4,009
Professional services	66,646	54,314	55,637
Total revenue	247,258	220,012	215,231

Costs of revenue:
License fees	4,585	5,624	6,506
Maintenance, subscription and other revenue	36,077	33,130	31,669
Professional services	64,677	55,194	53,452
Total cost of revenue	105,339	93,948	91,627

Gross profit	141,919	126,064	123,604

Operating expenses
Sales and marketing	58,336	54,206	51,979
Research and development	35,708	34,575	37,303
General and administrative	29,969	30,637	30,969
Amortization of intangible assets from acquisitions	14	55	482
Total operating expenses	124,027	119,473	120,733

Operating income	17,892	6,591	2,871

Other (income) expense:
Interest income	(630)	(515)	(570)
Interest expense	1,174	1,248	1,273
Other (income) expense, net	548	304	(289)
Total other expense, net	1,092	1,037	414

Income before income taxes	16,800	5,554	2,457
Income tax expense	6,016	2,843	1,108

Net income	$10,784	$2,711	$1,349

Basic net income per share:
Class A	$0.69	$0.18	$0.09
Class B	$0.58	$0.15	$0.08
Diluted net income per share:
Class A	$0.67	$0.17	$0.09
Class B	$0.56	$0.14	$0.07

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity	Income (Loss)
Balance, January 31, 2009	14,145	3,536	(2,298)	$14	$4	$139,947	$(36,614)	$(49,103)	$(6,777)	$47,471
Comprehensive loss:
Net income	—	—	—	—	—	—	—	1,349	—	1,349	$1,349
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2,073)	(2,073)	(2,073)
Total comprehensive loss											$(724)
Stock award exercises	1	—	45	—	—	(6)	670	(392)	—	272
Stock compensation expense	—	—	—	—	—	4,592	—	—	—	4,592
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,110)	—	(3,110)
Dividends paid in stock	—	—	160	—	—	—	2,374	(1,149)	—	1,225
Restricted stock	—	—	87	—	—	(1,395)	1,295	(75)	—	(175)
Balance, January 31, 2010	14,146	3,536	(2,006)	14	4	143,138	(32,275)	(52,480)	(8,850)	49,551
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,711	—	2,711	$2,711
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	533	533	533
Total comprehensive income											$3,244
Stock award exercises	__	__	74	—	—	(25)	1,097	(633)	—	439
Stock-based compensation income tax benefits	—	—	—	—	—	367	—	—	—	367
Stock compensation expense	__	—	__	—	—	5,303	__	__	—	5,303
Dividends declared ($0.21 and $0.20 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(3,296)	—	(3,296)
Dividends paid in stock	—	—	98	—	—	—	1,457	(511)	—	946
Restricted stock	—	1	112	—	—	(1,885)	1,651	(229)	—	(463)
Balance, January 31, 2011	14,146	3,537	(1,722)	14	4	146,898	(28,070)	(54,438)	(8,317)	56,091
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,784	—	10,784	$10,784
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,737)	(1,737)	(1,737)
Total comprehensive income											$9,047
Stock award exercises	__	__	33	—	—	(436)	487	(156)	—	(105)
Stock-based compensation income tax deficiencies	—	—	—	—	—	(7)	—	—	—	(7)
Stock compensation expense	__	—	__	—	—	4,507	__	__	—	4,507
Dividends declared ($0.26 and $0.22 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,095)	—	(4,095)
Dividends paid in stock	—	—	141	—	—	—	2,132	(619)	—	1,513
Restricted stock	—	—	120	—	—	(1,969)	1,802	(450)	—	(617)
Repurchase of common stock	—	—	(376)	—	—	—	(4,319)	—	—	(4,319)
Balance, January 31, 2012	14,146	3,537	(1,804)	$14	$4	$148,993	$(27,968)	$(48,974)	$(10,054)	$62,015

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$10,784	$2,711	$1,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,721	6,960	9,992
Provision for doubtful accounts and sales adjustments	1,160	468	2,025
Tax benefit from reversal of deferred tax valuation allowance	(954)	(148)	(1,194)
Loss on disposal of property and equipment	33	65	130
Deferred income taxes	735	(1,488)	(1,344)
Exit costs	—	—	217
Stock compensation expense	4,507	5,303	4,592
Excess tax benefits from stock awards	(33)	(384)	—
Other, net	(308)	(320)	(554)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(428)	(4,792)	10,447
Other assets	1,567	2,591	(153)
Accounts payable	(229)	2,069	(2,457)
Deferred revenue	(1,681)	7,548	2,872
Other liabilities	1,574	5,319	(8,226)
Net cash provided by operating activities	21,448	25,902	17,696
Cash flows from investing activities:
Purchase of property and equipment	(3,781)	(1,432)	(963)
Capitalized software costs	(285)	(484)	(426)
Other, net	(81)	(6)	32
Net cash used in investing activities	(4,147)	(1,922)	(1,357)
Cash flows from financing activities:
Repayments of debt	(308)	(287)	(255)
Dividends paid	(2,409)	(2,204)	(1,873)
Tax payments, net of proceeds, related to stock awards	(722)	(24)	97
Excess tax benefits from stock awards	33	384	—
Repurchase of common stock	(4,319)	—	—
Changes in cash overdraft	—	—	(2,476)
Net cash used in financing activities	(7,725)	(2,131)	(4,507)
Effect of exchange rates on cash and equivalents	75	749	1,379
Net increase in cash and equivalents	9,651	22,598	13,211
Cash and equivalents at beginning of year	67,276	44,678	31,467
Cash and equivalents at end of year	$76,927	$67,276	$44,678
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,123	$1,184	$1,230
Income taxes, net of refunds	3,913	1,490	3,980
Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	1,099	926	780
Dividends paid in stock	1,513	946	1,225

See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

QAD is a global provider of enterprise software applications, and related services and support. QAD’s enterprise resource planning (“ERP”) product suite is QAD Enterprise Applications, which is also known as MFG/PRO. The QAD Enterprise Applications suite provides a set of capabilities designed to support core business operations and enable most common business processes. The Company is principally focused on addressing the needs of global manufacturing companies. Its solutions are configured to address the requirements of the following specific manufacturing industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences.

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

REVENUE

The Company primarily offers its software using two models. The traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own equipment; the Company sometimes refers to this as the “on-premise licensing model”. More recently, the Company delivers its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software; the Company sometimes refers to this as a “SaaS model”. The Company sells a majority of its software through its on-premise licensing model and recognizes revenue associated with these offerings in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software under the SaaS model is typically over a contractual term of 12 to 36 months and the Company recognizes revenue associated with these offerings, which it calls subscription revenue in the accompanying consolidated statements of income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. Whether sales are made via an on-premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services.

Software Revenue Recognition (On-Premise Model)

The majority of the Company’s software is sold or licensed in multiple-element arrangements that include support services and often consulting services or other elements. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is presented net of sales, use and value-added taxes collected from its customers.

The Company’s typical payment terms vary by region. Occasionally, payment terms of up to one year may be granted for software license fees to customers with an established history of collections without concessions. Should the Company grant payment terms greater than one year or terms that are not in accordance with established history for similar arrangements, revenue would be recognized as payments become due and payable assuming all other criteria for software revenue recognition have been met.

Provided all other revenue recognition criteria have been met, the Company recognizes license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. The Company allocates revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company allocates revenue to undelivered support services based on rates charged to renew the support services annually after an initial period. The Company allocates revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements by role and by country. The Company reviews VSOE at least annually. If the Company were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element software arrangement, it could adversely impact revenues, results of operations and financial position because the Company may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element software arrangements.

Multiple-element software arrangements for which VSOE does not exist for all undelivered elements typically occur when the Company introduces a new product or product bundles for which it has not established VSOE for support services or consulting or other services under its VSOE policy. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, the Company allocates revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are expensed as incurred and included in cost of maintenance, subscription and other revenue, cost of professional services and cost of license fees.

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. The Company’s customers generally purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually.

Revenue from consulting services, which we call professional services in the consolidated statements of income, are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, the Company enters into fixed fee arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, as compared to total estimated costs to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved.

The Company occasionally resells third party systems as part of an end-to-end solution requested by its customers.  Hardware revenue is recognized on a gross basis in accordance with the guidance contained in ASC 605-45, Revenue Recognition – Principal Agent Considerations and when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered reasonably assured.  The Company considers delivery to occur when the product is shipped and title and risk of loss have passed to the customer.

Although infrequent, when an arrangement does not qualify for separate accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when the Company is requested to customize software or when the Company views the installation of its software as high risk in the customer’s environment. This requires the Company to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for using the cumulative catch up approach. In certain arrangements, the Company does not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If the Company does not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. The Company allocates these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense. These costs are expensed as incurred and are included in cost of maintenance, subscription and other revenue, cost of professional services and cost of license fees.

The Company executes arrangements through indirect sales channels via sales agents and distributors in which the indirect sales channels are authorized to market its software products to end users. In arrangements with sales agents, revenue is recognized on a sell-through basis once an order is received from the end user, collectability from the end user is probable, a signed license agreement from the end user has been received by the Company, delivery has been made to the end user and all other revenue recognition criteria have been satisfied. Sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute the Company’s software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with distributors when the distributor submits a written purchase commitment, collectability from the distributor is probable, a signed license agreement is received from the distributor and delivery has occurred to the distributor, provided that all other revenue recognition criteria have been satisfied. Revenue from distributor transactions is recorded on a net basis (the amount actually received by the Company from the distributor). The Company does not offer rights of return, product rotation or price protection to any of its distributors.

Subscription Revenue Recognition

The Company recognizes the following fees in subscription revenue from the SaaS model: i) subscription fees from customers accessing our On Demand and our other subscription offerings, ii) providing consulting services such as set up, process mapping, configuration, database conversion and migration, and iii) support fees on hosted products. The Company’s subscription arrangements do not provide customers with the right to take possession of the subscribed software at any time.

The Company commences revenue recognition when there is persuasive evidence of an arrangement, the service is being provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the customer’s environment has been migrated to the Company’s hosted environment.  The initial subscription period is typically 12 to 36 months.  The Company’s subscription services are non-cancelable, though customers typically have the right to terminate their contracts if the Company materially fails to perform.  The Company generally invoices its customers in advance in quarterly installments and typical payment terms provide that customers pay the Company within 30 days of invoice.

Other consulting services are typically sold on a time-and-materials basis and consist of fees from consultation services such as configuration of features, implementing at various customer sites, testing and training. These services are considered to have stand-alone value to the customer because the Company has sold consulting services separately and there are several third-party vendors that routinely provide similar professional services to the Company’s customers on a stand-alone basis. Accordingly, consulting services  are a separate unit of accounting and the associated services revenue is recognized as the services are performed and earned.

The Company may enter into multiple-element arrangements that may include a combination of our subscription offering and other consulting services. Prior to February 1, 2011, the deliverables in multiple element arrangements were accounted for separately if the delivered items had stand-alone value and VSOE was available for the undelivered items.  If the multiple-element arrangement could not be accounted for separately, the total arrangement fee was recognized ratably over the initial subscription period.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, VSOE of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.

The Company adopted the accounting guidance in ASU 2009-13 for applicable arrangements entered into after February 1, 2011 (the beginning of the Company’s fiscal year). As a result of the adoption of ASU 2009-13, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy.  The selling price for a deliverable is based on its VSOE, if available, Third Party Evidence (“TPE”), if VSOE is not available, or Estimated Selling Price (“ESP”), if neither VSOE nor TPE is available.  The determination for ESP is made through consultation with and approval by management taking into consideration the go-to-market strategy.  As the Company’s go-to-market strategies evolve, there may be modifications of pricing practices in the future, which could result in changes in both VSOE and ESP.

For multiple-element arrangements that may include a combination of our subscription offerings and other consulting services, the total arrangement fee is allocated to each element based on the VSOE / ESP value of each element. After allocation, the revenue associated with the subscription offering and other consulting services are recognized as described above.

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. In assessing whether there is a need for a valuation allowance on deferred tax assets, the Company determines whether it is more likely than not that it will realize tax benefits associated with deferred tax assets. In making this determination, the Company considers future taxable income and tax planning strategies that are both prudent and feasible. For deferred tax assets that cannot be recognized under the more-likely-than-not standard, the Company has established a valuation allowance. The impact on deferred taxes of changes in tax rates and laws, if any, are reflected in the financial statements in the period of enactment. No provision is made for taxes on unremitted earnings of foreign subsidiaries because they are considered to be reinvested indefinitely in such operations.

The Company records a liability for taxes to address potential exposures involving uncertain tax positions that could be challenged by taxing authorities, even though the Company believes that the positions taken are appropriate. The tax reserves are reviewed on a quarterly basis and adjusted as events occur that affect the Company’s potential liability for additional taxes. The Company is subject to income taxes in the U.S. and in various foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that do not meet the more-likely-than-not standard the entire balance is reserved.

STOCK-BASED COMPENSATION

The Company accounts for share-based payments (“equity awards”) to employees in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires that share-based payments (to the extent they are compensatory) be recognized in the consolidated statements of income based on the fair values of the equity awards as  measured at the grant date.  The fair value of an equity award is recognized as stock-based compensation expense ratably over the vesting period of the equity award.  Determining the fair value of equity awards at the grant date requires judgment.

Fair Value of SARs

The fair value of stock-settled stock appreciation rights (“SARs”) is determined on the grant date of the award using the Black-Scholes-Merton valuation model.   One of the inputs to the Black-Scholes-Merton valuation model is the fair market value of the Company’s stock on the date of the grant.  Judgment is required in determining the remaining inputs to the Black-Scholes-Merton valuation model.  These inputs include the expected life, volatility, the risk-free interest rate and the dividend rate.  The following describes the Company’s policies with respect to determining these valuation inputs:

Expected Life
The expected life valuation input includes a computation that is based on historical vested option and SAR exercises and post-vest expiration patterns and an estimate of the expected life for options and SARs that were fully vested and outstanding. Furthermore, based on the Company’s historical pattern of option and SAR exercises and post-vest expiration patterns the Company determined that there are two discernable populations which include the Company’s directors and officers (“D&O”) and all other QAD employees. The estimate of the expected life for options and SARs that were fully vested and outstanding is determined as the midpoint of a range as follows: the low end of the range assumes the fully vested and outstanding options and SARs are exercised or expire unexercised on the evaluation date and the high end of the range assumes that these options and SARs are exercised or expire unexercised upon contractual term.

Volatility
The volatility valuation input is based on the historical volatility of the Company’s common stock, which the Company believes is representative of the expected volatility over the expected life of SARs.

Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option or share.

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

While the Company recognizes as stock-based compensation expense the entire amount of the fair value of a vested equity award once it has vested, during the periods in which the equity awards are vesting, the Company is required to estimate equity awards that are expected to cancel prior to vesting (“forfeitures”) and reduce the stock-based compensation expense recognized in a given period for the effects of estimated forfeitures over the expense recognition period (“forfeiture rate”).  To determine the forfeiture rate, the Company examines the historical pattern of forfeitures which it believes is indicative of future forfeitures in an effort to determine if there were any discernable forfeiture patterns based on certain employee populations.  From this analysis, the Company identified two employee populations that have different historical forfeiture rates.  One population includes D&O and the other population includes all other QAD employees.  The Company evaluates the forfeiture rate annually or more frequently when there have been any significant changes in forfeiture activity.

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

The Company considers certain accounting policies related to revenue, accounts receivable allowances, valuation of deferred tax assets and tax contingency reserves and accounting for stock-based compensation to be critical policies due to the significance of these items to its operating results and the estimation processes and management judgment involved in each.

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and short-term marketable securities with maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2012 and 2011, the Company’s cash equivalents consisted of money market funds and the Company has no investments in securities with an underlying exposure to sub-prime mortgages. Additionally, the Company has no holdings in auction rate notes or similar securities.

LONG-LIVED ASSETS

Long-lived assets generally consist of property and equipment and intangible assets other than goodwill. Property and equipment are stated at cost. Additions and significant improvements to property and equipment are capitalized, while maintenance and repairs are expensed as incurred. For financial reporting purposes, depreciation is generally expensed via the straight-line method over the useful life of three years for computer equipment and software, five years for furniture and office equipment, 10 years for building improvements, and 39 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of five years.

Certain costs associated with software developed for internal use, including direct costs of materials, services and payroll costs for employees for time devoted to the software projects, are capitalized once the project has reached the application development stage and are included in property and equipment classified as software. These costs are amortized using the straight-line method over the expected useful life of the software, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, maintenance, training and research and development costs are expensed as incurred.

Intangible assets, other than goodwill, arise from business combinations and generally consist of customer relationships, restrictive covenants related to employment agreements, trade names and intellectual property that are amortized, on a straight-line basis, generally over periods of up to five years. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation. The Company assesses the realizability of its long-lived assets including intangible assets, other than goodwill, whenever changes in circumstances indicate the carrying values of such assets may not be recoverable. The Company considers the following factors important in determining when to perform an impairment review: significant under-performance of a product relative to budget; shifts in business strategies which affect the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews.

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

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of purchased businesses. Goodwill is not amortized, but instead is subject to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. The Company tests goodwill for impairment in the fourth quarter of each fiscal year. The Company performs a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step is not performed. If the results of the first step of the impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

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

CAPITALIZED SOFTWARE COSTS

The Company capitalizes software development costs incurred in connection with the localization and translation of its products once technological feasibility has been achieved based on a working model. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing (usually identified as beta testing). In addition, the Company capitalizes software purchased from third parties or through business combinations as acquired software technology, if the related software under development has reached technological feasibility.

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

COMPUTATION OF NET INCOME (LOSS) PER SHARE

In connection with the Recapitalization, each existing share of common stock was reclassified as 0.1 share Class B common stock and each whole share thereof was issued a dividend of four shares of Class A common stock. The Recapitalization had the effect of a two-to-one reverse stock split, where, for example, the holder of 10 shares of existing stock received in exchange one share of Class B common stock and four shares of Class A common stock. Net income per share of Class A common stock and Class B common stock is computed using the two-class method.  Holders of Class A common stock are entitled to cash or stock dividends equal to 120% of the amount of such dividend payable with respect to a share of Class B Common Stock. As a result of the Recapitalization, prior period basic and diluted weighted-average shares outstanding have been recast in order to reflect the two classes of common stock that now exist.

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended January 31,
	2012	2011	2010
	(in thousands, except per share data)
Net income	$10,784	$2,711	$1,349
Less: dividends declared	(4,095)	(3,296)	(3,110)
Undistributed net income (loss)	$6,689	$(585)	$(1,761)

Net income per share – Class A Common Stock
Dividends declared	$3,393	$2,728	$2,574
Allocation of undistributed net income (loss)	5,542	(484)	(1,458)
Net income attributable to Class A common stock	$8,935	$2,244	$1,116

Weighted average shares of Class A common stock outstanding—basic	12,873	12,621	12,407
Weighted average potential shares of Class A common stock	414	429	500
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,287	13,050	12,907

Basic net income per Class A common share	$0.69	$0.18	$0.09
Diluted net income per Class A common share	$0.67	$0.17	$0.09

Net income per share – Class B Common Stock
Dividends declared	$702	$568	$536
Allocation of undistributed net income (loss)	1,147	(101)	(303)
Net income attributable to Class B common stock	$1,849	$467	$233

Weighted average shares of Class B common stock outstanding—basic	3,193	3,155	3,102
Weighted average potential shares of Class B common stock	100	107	125
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,293	3,262	3,227

Basic net income per Class B common share	$0.58	$0.15	$0.08
Diluted net income per Class B common share	$0.56	$0.14	$0.07

Potential common shares consist of the shares issuable upon the release of restricted stock units (RSUs) and the exercise of stock options and stock appreciation rights (SARs). The Company’s unvested RSUs, stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise. Class A common stock equivalents of approximately 2.2 million, 1.9 million and 1.6 million for fiscal 2012, 2011 and 2010, respectively, were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.5 million, 0.5 million and 0.4 million for fiscal 2012, 2011 and 2010, respectively, were not included in the diluted calculation because their effects were anti-dilutive.

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

Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) losses for fiscal 2012, 2011 and 2010 totaled $0.8 million, $0.1 million and $(0.1) million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Income.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. The Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.2 million at January 31, 2012 and the carrying value was $16.1 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2012 or January 31, 2011.

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

RECENT ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU 2011-11 regarding ASC Topic 210 "Balance Sheet: Disclosure about Offsetting Assets and Liabilities." This ASU requires that entities disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. This ASU will be effective for the Company's fiscal year beginning February 1, 2013. The Company believes that the adoption of this ASU may impact future disclosures but will not impact its consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to simplify how entities test goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test.  Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit.  This ASU is effective for the Company’s fiscal year beginning February 1, 2012.  The Company does not expect this guidance to have a significant impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

In June 2011, the FASB issued ASU 2011-05 regarding ASC Topic 220 “Comprehensive Income.” This ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for the Company’s fiscal year beginning February 1, 2012.  While this new accounting pronouncement will impact the presentation of other comprehensive income, it will not impact the Company’s consolidated financial position, results of operations or cash flow.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” These amendments were issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This ASU is effective for the Company’s fiscal year beginning February 1, 2012. Early adoption is not permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated statements of financial position, results of operations or cash flows.

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

The following table sets forth the Company’s financial assets, measured at fair value, as of January 31, 2012 and 2011:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of January 31, 2012	$48,242	$—	$—
Money market mutual funds as of January 31, 2011	48,390	—	—

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Consolidated Balance Sheets and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. As of January 31, 2012 and 2011, the amount of cash and cash equivalents included cash deposited with commercial banks of $28.7 million and $18.9 million, respectively.

There have been no transfers between fair value measurement levels during the year ended January 31, 2012.

3. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at January 31, 2012 and 2011 were as follows:

	January 31,
	2012	2011
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$1,194	$1,924
Acquired software technology	—	954
	1,194	2,878
Less accumulated amortization	(611)	(2,037)
Capitalized software costs, net	$583	$841

Capitalized software development costs relate to translations and localizations of QAD Enterprise Applications. Acquired software technology costs relate to technology purchased from the Company’s fiscal 2007 acquisition of Bisgen and fiscal 2009 acquisition of FullTilt.

It is the Company’s policy to write-off capitalized software development costs once fully amortized. Accordingly, during fiscal 2012, approximately $2.0 million of costs and accumulated amortization was removed from the balance sheet.

Amortization of capitalized software costs for fiscal 2012, 2011 and 2010 was $0.5 million, $2.1 million and $3.8 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Consolidated Statements of Income. The estimated remaining amortization expense related to capitalized software costs for the years ended January 31, 2013, 2014 and 2015 is $0.3 million, $0.2 million and $0.1 million, respectively.

4. GOODWILL

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2012 and 2011 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2010	$21,956	$(15,608)	$6,348
Impact of foreign currency translation	109	—	109
Balance at January 31, 2011	$22,065	$(15,608)	$6,457
Impact of foreign currency translation	(45)	—	(45)
Balance at January 31, 2012	$22,020	$(15,608)	$6,412

There were no additions to goodwill in fiscal 2012 and 2011.

During each of the fourth quarters of fiscal 2012, 2011 and 2010, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30th. As the market capitalization substantially exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2012, 2011 and 2010.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	January 31,
	2012	2011
	(in thousands)
Accounts receivable, net
Accounts receivable	$67,224	$68,281
Less allowance for:
Doubtful accounts	(1,283)	(1,165)
Sales adjustments	(1,184)	(1,496)
	$64,757	$65,620
Other current assets
Deferred cost of revenues	$7,770	$7,255
Prepaid expenses	3,330	3,859
Other	753	1,439
	$11,853	$12,553
Property and equipment, net
Buildings and building improvements	$32,108	$32,194
Computer equipment and software	22,201	23,821
Furniture and office equipment	12,345	13,043
Leasehold improvements	6,104	5,666
Land	3,850	3,850
Automobiles	260	297
	76,868	78,871
Less accumulated depreciation and amortization	(43,729)	(45,076)
	$33,139	$33,795
Accounts payable
Trade payables	$6,399	$5,912
VAT payable	3,325	4,091
	$9,724	$10,003
Deferred revenue
Deferred maintenance revenue	$83,400	$81,034
Deferred subscription revenue	3,696	2,318
Deferred services revenue	3,507	4,744
Deferred license revenue	1,806	3,061
Deferred research and development funding	1,462	3,296
	$93,871	$94,453
Other current liabilities
Accrued commissions and bonus	$10,562	$12,053
Accrued compensated absences	7,255	7,086
Other accrued payroll	2,794	3,030
Income tax payable	1,855	694
Accrued professional fees	1,519	1,766
Accrued travel	1,297	995
Dividends payable	1,099	926
Other current liabilities	4,718	4,341
	$31,099	$30,891
Other liabilities
Long-term tax contingency reserve	$2,312	$2,155
Long-term deferred revenue	1,280	2,359
Other	1,710	700
	$5,302	$5,214

6. DEBT

	January 31,
	2012	2011
	(in thousands)
Total debt
Note payable	$16,134	$16,442
Less current maturities	(321)	(304)
Long-term debt	$15,813	$16,138

The aggregate maturities of the note payable, for each of the next five fiscal years and thereafter are as follows: $0.3 million in fiscal 2013; $0.3 million in fiscal 2014 and $15.5 million in fiscal 2015.

Notes Payable

In July 2004, the Company entered into a loan agreement with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The loan had an original principal amount of $18.0 million and bears interest at a fixed rate of 6.5%. This loan is secured by real property located in Santa Barbara, California. The terms of the loan provide for the Company to make 119 monthly payments consisting of principal and interest totaling $115,000 and one final principal payment of $15.4 million. The loan matures in July 2014. The unpaid balance as of January 31, 2012 was $16.1 million.

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

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At January 31, 2012, the effective borrowing rate would have been 1.03%.

As of January 31, 2012, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

7. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$1,669	$679	$598
State	376	268	658
Foreign	3,231	2,663	1,196
Subtotal	5,276	3,610	2,452
Deferred:
Federal	889	(1,206)	(49)
State	21	35	(829)
Foreign	(175)	(317)	(466)
Subtotal	735	(1,488)	(1,344)
Equity	5	721	—
Total	$6,016	$2,843	$1,108

Actual income tax expense (benefit) differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Computed expected tax expense	$5,712	$1,888	$836
State income taxes, net of federal income tax expense	580	491	804
Incremental tax benefit from foreign operations	(1,945)	(1,474)	(1,611)
Non-deductible equity compensation	898	335	795
Foreign withholding taxes	981	776	891
Net change in valuation allowance	(336)	99	(679)
Net change in contingency reserve	147	91	(433)
Non-deductible expenses	354	969	79
Benefit of tax credits	(1,437)	(456)	(702)
Subpart F Income	784	383	312
Rate change impact	(61)	20	(9)
Dividend income	—	—	848
Other	339	(279)	(23)
	$6,016	$2,843	$1,108

Consolidated U.S. income (loss) before income taxes was $4.4 million, $(2.8) million, and $(2.6) million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. The corresponding income before income taxes for foreign operations was $12.4 million, $8.4 million and $5.1 million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008, 2009, and 2010, South Africa for fiscal year 2010 and in California for fiscal years ended 2004 and 2005.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of our foreign subsidiaries. These permanently reinvested earnings are approximately $49.1 million at January 31, 2012. It is not practicable for the Company to determine the amount of the related unrecognized deferred income tax liability. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$713	$559
Accrued vacation	1,850	1,570
Tax credits	7,455	7,749
Deferred revenue	5,607	6,063
Net operating loss carry forwards	12,066	13,703
Accrued expenses - other	1,751	1,569
Section 263(a) interest capitalization	395	406
Equity compensation	5,338	5,376
Other	1,517	1,464
Total deferred tax assets	36,692	38,459
Less valuation allowance	(11,008)	(10,571)
Deferred tax assets, net of valuation allowance	$25,684	$27,888
Deferred tax liabilities:
Unrecognized capital gain	914	947
Other comprehensive income	2,823	2,559
Other	307	348
Total deferred tax liabilities	4,044	3,854
Total net deferred tax asset	$21,640	$24,034
Current portion of deferred tax asset, net	4,355	3,954
Non-current portion of deferred tax asset, net	17,285	20,080
Total net deferred tax asset	$21,640	$24,034

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. If and when the Company’s operating performance improves on a sustained basis, the conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. At January 31, 2012 and 2011, the valuation allowance attributable to deferred tax assets was $11.0 million and $10.6 million, respectively.

Deferred tax assets at January 31, 2012 and 2011 do not include $1.0 million and $0.9 million, respectively, of excess tax benefits from employee stock exercises. Prior to fiscal 2011, the U.S. Consolidated Group was utilizing net operating loss carryforwards to offset its tax liability and therefore was unable to recognize the excess tax benefits from employee stock exercises. During fiscal 2012, the Company was able to recognize $5,000 of excess tax benefits. Equity will be increased by an additional $1.0 million when such excess tax benefits are ultimately realized.

The Company has net operating loss carryforwards of $45.9 million and tax credit carryforwards of $9.3 million as of January 31, 2012. The majority of the Company’s net operating loss carryforwards do not expire, the remaining begin to expire in fiscal year 2013. The majority of the Company’s tax credit carryforwards do not expire, the remaining begin to expire in fiscal year 2018.

During the fiscal year ended January 31, 2012, the Company increased its reserves for uncertain tax positions by $0.1 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Income as income tax expense. The liability for unrecognized tax benefits that may be recognized in the next twelve months is classified as short-term in the Company’s Consolidated Balance Sheet while the remainder is classified as long-term.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31,
	2012	2011
	(in thousands)
Unrecognized tax benefits at beginning of the year	$2,502	$2,411
Increases as a result of tax positions taken in a prior period	258	115
Increases as a result of tax positions taken in the current period	69	—
Reduction as a result of a lapse of the statute of limitations	(180)	(11)
Decreases as a result of tax settlements	—	(13)
Unrecognized tax benefit at end of year	$2,649	$2,502

All of the unrecognized tax benefits included in the balance sheet at January 31, 2012 would impact the effective tax rate on income from continuing operations, if recognized.

The total amount of interest expense recognized in the Consolidated Statement of Income for unpaid taxes was zero for the year ended January 31, 2012. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 31, 2012 is $0.2 million.

In the next twelve months, due to a potential tax credit settlement and a statute expiration an estimated $0.3 million of gross unrecognized tax benefits may be recognized.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. Below is a list of our material jurisdictions and the years open for audit as of fiscal 2012:

Jurisdiction	Years Open for Audit
U.S. Federal	FY09 and beyond
California	FY08 and beyond
Michigan	FY08 and beyond
New Jersey	FY08 and beyond
Texas	FY07 and beyond
Australia	FY08 and beyond
France	FY09 and beyond
Germany	FY06 and beyond
Ireland	FY08 and beyond
Netherlands	FY06 and beyond
United Kingdom	FY09 and beyond

8.  STOCKHOLDERS’ EQUITY

Common Stock

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

Dividends

The following table sets forth the dividends declared and paid by the Company during fiscal 2012:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Class A Shares Issued
12/14/2011	3/13/2012	4/23/2012	$0.072	$0.060
9/20/2011	11/29/2011	1/9/2012	$0.072	$0.060	$978,000	13,000	$144,000
6/7/2011	8/30/2011	10/10/2011	$0.060	$0.050	$786,000	14,000	$145,000
4/6/2011	6/1/2011	7/12/2011	$0.060	$0.050	$315,000	59,000	$628,000
12/14/2010	3/15/2011	4/25/2011	$0.060	$0.050	$330,000	55,000	$596,000

Shares issued in payment of these dividends were issued out of treasury stock.

 Stock Repurchase Activity

In September 2011, the Company’s Board of Directors approved a stock repurchase plan.  A total of one million shares may be repurchased under the plan and it may be suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases or pursuant to the Rule 10b5-1 plan.

In fiscal 2012, the Company repurchased 335,000 shares and 41,000 shares, respectively, of the Company’s Class A and Class B common stock.  The average share price was $11.45 and $11.59 for Class A and Class B stock, respectively, for total cash consideration of $4.3 million including fees. A total of 624,000 shares remain available for purchase under the plan as of January 31, 2012.

In fiscal 2011 and fiscal 2010, the Company did not make any stock repurchases.

9. STOCK-BASED COMPENSATION

Stock Plans Summary

On June 7, 2006, the shareholders approved the QAD Inc. 2006 Stock Incentive Program (“2006 Program”). The 2006 Program replaced the QAD 1997 Stock Incentive Program (“1997 Program”). The 2006 Program allows for equity awards in the form of incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (“SARs”) and other stock rights. In connection with the Recapitalization and pursuant to the terms of the 2006 Program, the maximum number of authorized shares of stock to be issued or granted as equity awards under the 2006 Program was proportionately reduced by 50% to account for the effective reverse stock split ratio, of which 80% consisted of Class A Common Stock and 20% consisted of Class B Common Stock. All references to the number of shares, stock options, restricted shares, stock appreciation rights and related per-share amounts of the Company’s common stock have been restated to reflect the effect of the Recapitalization for all periods presented.  The shareholders authorized a maximum of 4,150,000 shares to be issued under the 2006 Program, of which 3,320,000 are reserved for issuance as Class A Common Stock and 830,000 are reserved for issuance as Class B Common Stock.  As of January 31, 2012, 598,000 Class A Common Shares and 305,000 Class B Common Shares were available for issuance.

After the 2006 Program was adopted, the Company began issuing the majority of equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. Stock compensation expense, as required under ASC 718, is the same for stock-settled SARs and stock options. The Company also issues restricted stock units (“RSUs”) beginning in fiscal 2008.

Under the 1997 Program and the 2006 Program, non-statutory stock options and SARs have generally been granted for a term of eight years, they generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. Since February 1, 2006, there have been no grants of non-statutory stock options. RSUs granted to employees under the 2006 Program are generally released 25% after each year of service for four years and are contingent upon employment with the Company on the release date. Under the 2006 Program and 1997 Program, non-statutory stock options, SARs and RSUs granted to non-employee directors generally vest over one to four years and are contingent upon providing services to the Company.  Stock based compensation is typically issued out of treasury shares.

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

Impact of Recapitalization

In connection with the Recapitalization, the Company's outstanding stock options, RSUs and SARs were adjusted to conform their terms to the Company's capital structure following implementation of the Recapitalization as follows: (i) each ten shares of stock covered by an outstanding option agreement, RSU or SAR agreement was converted, as nearly as possible, into equivalent rights to receive one share of Class B Common Stock and four shares of Class A Common Stock; and (ii) the exercise price per share of stock covered by an outstanding option agreement, RSU and SAR agreement shall be proportionately increased by 100% to account for the effective reverse stock split ratio of the Recapitalization. At January 31, 2012, outstanding under the 1997 Program, there were 340,000 non-statutory stock options to purchase Class A Common Stock and 85,000 non-statutory stock options to purchase Class B Common Stock. Effective with the adoption of the 2006 Program, no further awards were granted using the 1997 Program. At January 31, 2012, outstanding under the 2006 Program, there were 2,049,000 SARs to purchase Class A Common Stock and 397,000 SARs to purchase Class B Common Stock.  In addition, at January 31, 2012, outstanding under the 2006 Program, there were 364,000 RSUs of Class A Common Stock and 50,000 RSUs of Class B Common Stock.

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

Stock- Based Compensation

The following table sets forth reported stock compensation expense included in the Company’s Consolidated Statements of Income for the fiscal years ended January 31, 2012, 2011 and 2010.

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Stock-based compensation expense:
Cost of maintenance, subscription and other revenue	$221	$276	$217
Cost of professional services	526	664	589
Sales and marketing	813	1,076	829
Research and development	667	846	622
General and administrative	2,280	2,441	2,335
Total stock-based compensation expense	$4,507	$5,303	$4,592

The Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows. There were $33,000, $384,000 and zero excess tax benefits recorded for equity awards exercised in the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

Option/SAR Information

The weighted average assumptions used to value SARs are shown in the following table.

	Years Ended January 31,
	2012	2011	2010 (5)
Expected life in years (1)	4.52	5.79	5.17
Risk free interest rate (2)	0.98%	2.27%	2.06%
Volatility (3)	67%	61%	66%
Dividend rate (4)	2.59%	2.23%	2.40%
__________________________
(1)
The expected life of the New SARs was estimated to be the full remaining contractual term. Excluding the effect of the New SARs granted as a result of the Program, the weighted average expected life in years in fiscal 2010 was 4.78.

(2)	Excluding the effect of the New SARs granted as a result of the Program, the weighted average risk free rate in fiscal 2010 was 1.17%.

(3)	Excluding the effect of the New SARs granted as a result of the Program, the weighted average volatility in fiscal 2010 was 69%.

(4)	Excluding the effect of the New SARs granted as a result of the Program, the weighted average dividend rate in fiscal 2010 was 2.16%.

(5)	The valuation of the New SARs granted as a result of the Program is included in the calculations above.

The following table summarizes the activity for outstanding options and SARs for the fiscal years ended January 31, 2012, 2011 and 2010:

	Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2009	2,984	$15.98
Granted (1)	1,293	8.52
Exercised	(45)	5.96
Expired	(172)	15.60
Forfeited	(157)	13.88
Cancelled (2)	(1,689)	16.30
Outstanding at January 31, 2010	2,214	$11.76
Granted	683	8.95
Exercised	(88)	6.44
Expired	(58)	10.42
Forfeited	(98)	8.93
Outstanding at January 31, 2011	2,653	$11.33
Granted	502	10.28
Exercised	(164)	8.08
Expired	(46)	14.28
Forfeited	(74)	9.26
Outstanding at January 31, 2012	2,871	$11.34	4.6	$854
Vested and expected to vest at January 31, 2012 (3)	2,794	$11.39	4.6	$7,780
Vested and exercisable at January 31, 2012	1,519	$12.97	3.0	$3,360
____________
(1)	As a result of the Program a total of 770,000 SARs were granted during the third quarter of fiscal 2010 with an exercise price of $7.82.

(2)	Options and SARs cancelled during the third quarter of fiscal 2010 as a part of the Program.

(3)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options and SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of January 31, 2012 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on January 31, 2012. The total intrinsic value of stock options or SARs exercised in the years ended January 31, 2012, 2011 and 2010 was $0.5 million, $0.3 million and $0.2 million, respectively. The weighted average grant date fair value per share of SARs granted in the years ended January 31, 2012, 2011 and 2010 was $4.51, $4.10 and $5.42, respectively. Excluding the effect of the New SARs granted as a result of the Exchange Program, the weighted average grant date fair value per share of SARs granted in the year ended January 31, 2010 was $4.62.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the fiscal years ended January 31, 2012, 2011 and 2010, the Company withheld 13,000 shares, 1,000 shares and zero shares  for payment of these taxes.  The value of the withheld shares for the fiscal years ended January 31, 2012, 2011 and 2010 were $144,000, $10,000 and zero, respectively.

At January 31, 2012, there was approximately $5.0 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

RSU Information

The following table summarizes the activity for RSUs for the fiscal years ended January 31, 2012, 2011 and 2010:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock at January 31, 2009	374	$12.78
Granted	208	8.40
Released (1)	(102)	13.30
Forfeited	(5)	13.48
Restricted stock at January 31, 2010	475	$10.74
Granted	128	8.81
Released (1)	(165)	11.37
Forfeited	(3)	8.75
Restricted stock at January 31, 2011	435	$10.02
Granted	174	9.32
Released (1)	(178)	11.02
Forfeited	(17)	9.35
Restricted stock at January 31, 2012	414	$9.32
____________
(1)
The number of RSUs released includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the fiscal years ended January 31, 2012, 2011 and 2010, the Company withheld 58,000 shares, 53,000 shares and 15,000 shares, respectively, for payment of these taxes.  The value of the withheld shares for the fiscal years ended January 31, 2012, 2011 and 2010 were $0.6 million, $0.5 million and $0.1 million, respectively.

Total unrecognized compensation cost related to RSUs was approximately $2.6 million as of January 31, 2012. This cost is expected to be recognized over a period of approximately 2.3 years.

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible contribution. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal years 2012, 2011 and 2010 were $1.4 million, $1.3 million and $1.2 million, respectively.

Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 3% to 22%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $3.8 million, $3.3 million and $3.5 million during fiscal years 2012, 2011 and 2010, respectively.

11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. The leases generally provide that QAD pays taxes, insurance and maintenance expenses related to the leased assets. Total rent expense for fiscal years 2012, 2011and 2010 was $6.5 million, $7.1 million and $7.5 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2012 are as follows (in millions):

2013	$6.0
2014	4.4
2015	3.1
2016	1.9
2017	1.6
Thereafter	2.9
$19.9

Indemnifications

The Company sells software licenses and services to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon certain intellectual property rights of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects.

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

Capital expenditures and property and equipment, net are assigned by geographic region based on the location of each legal entity.

	Years Ended January 31,
	2012	2011	2010
	(in thousands)
Revenue:
North America (1)	$103,272	$93,145	$92,597
EMEA	75,965	66,646	67,847
Asia Pacific	47,707	44,475	40,248
Latin America	20,314	15,746	14,539
	$247,258	$220,012	$215,231

Capital expenditures:
North America	$1,724	$873	$441
EMEA	935	216	254
Asia Pacific	1,004	309	262
Latin America	118	34	6
	$3,781	$1,432	$963

	January 31,
	2012	2011
	(in thousands)
Property and equipment, net:
North America	$27,854	$28,943
EMEA	3,904	3,835
Asia Pacific	1,146	785
Latin America	235	232
	$33,139	$33,795
____________
(1)	Sales into Canada accounted for 3% of North America total revenue in fiscal 2012 and 4% of North America total revenue in fiscal 2011 and 2010, respectively.

13. QUARTERLY INFORMATION (Unaudited)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal 2012
Total revenue	$59,403	$61,957	$60,733	$65,165
Total costs and expenses	56,779	57,310	56,435	58,842
Gross margin	33,309	35,145	34,578	38,887
Operating income	2,624	4,647	4,298	6,323
Net income	1,020	3,070	3,010	3,684
Basic net income per share
Class A	$0.07	$0.20	$0.19	$0.24
Class B	0.06	0.16	0.16	0.20
Diluted net income per share
Class A	0.06	0.19	0.19	0.23
Class B	0.05	0.16	0.15	0.19
Fiscal 2011
Total revenue	$50,841	$51,305	$55,409	$62,457
Total costs and expenses	52,926	50,217	51,565	58,713
Gross margin	28,189	29,817	32,488	35,570
Operating (loss) income	(2,085)	1,088	3,844	3,744
Net (loss) income	(1,220)	315	1,673	1,943
Basic net (loss) income per share
Class A	$(0.08)	$0.02	$0.11	$0.13
Class B	(0.07)	0.02	0.09	0.11
Diluted net (loss) income per share
Class A	(0.08)	0.02	0.10	0.12
Class B	(0.07)	0.02	0.09	0.10

  SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Statements of Income	Write-Offs Net of, Recoveries	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2010
Allowance for bad debt	1,305	1,413	(1,123)	62	1,657
Allowance for sales returns	2,268	612	(1,164)	69	1,785
Total allowance for doubtful accounts	$3,573	$2,025	$(2,287)	$131	$3,442
Year ended January 31, 2011
Allowance for bad debt	1,657	(186)	(328)	22	1,165
Allowance for sales returns	1,785	654	(968)	25	1,496
Total allowance for doubtful accounts	$3,442	$468	$(1,296)	$47	$2,661
Year ended January 31, 2012
Allowance for bad debt	1,165	171	(32)	(21)	1,283
Allowance for sales returns	1,496	989	(1,303)	2	1,184
Total allowance for doubtful accounts	$2,661	$1,160	$(1,335)	$(19)	$2,467

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2012.

QAD Inc.

By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker	Chairman of the Board, President	April 4, 2012
Pamela M. Lopker

/s/ Karl F. Lopker	Director, Chief Executive Officer	April 4, 2012
Karl F. Lopker	(Principal Executive Officer)

/s/ Daniel Lender	Executive Vice President,	April 4, 2012
Daniel Lender	Chief Financial Officer
(Principal Financial Officer)

/s/ Kara Bellamy	Sr. Vice President, Corporate Controller	April 4, 2012
Kara Bellamy	(Chief Accounting Officer)

/s/ Scott Adelson	Director	April 4, 2012
Scott Adelson

/s/ Peter R. van Cuylenburg	Director	April 4, 2012
Peter R. van Cuylenburg

/s/ Tom O’Malia	Director	April 4, 2012
Tom O’Malia

/s/ Lee Roberts	Director	April 4, 2012
Lee Roberts

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE

3.1
Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on December 15, 2010 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011)

3.2	Revised Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011)

4.1	Specimen Class A and Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011)

10.1	QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

10.1(a)	Forms of Agreement for QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.1(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.2	QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-137417))

10.2(a)	Forms of Agreement for QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 10.2(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.3
Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))†

10.4	Executive Termination Policy (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011)†

10.5	Change in Control Policy (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011)†

10.5(a)	Change in Control Agreement for Karl Lopker (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)†

10.5(b)	Change in Control Agreement for Pam Lopker (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)†

10.5(c)	Change in Control Agreement for Daniel Lender (Incorporated by reference to Exhibit 10.7(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)†

10.5(d)	Change in Control Agreement for Gordon Fleming (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010)†

10.6
Offer letter between the Registrant and Daniel Lender dated October 10, 2008 (Incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008)†

10.7
Acknowledgement between the Registrant and Daniel Lender dated October 10, 2008 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011)†

10.8
Promissory Note between the Registrant and Mid-State Bank & Trust effective as of July 28, 2004 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004)

10.9
Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2008 (Incorporated by reference to Exhibit 10.71 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008) (superseded by Exhibit 10.10)

10.9(a)
Amendment and Waiver to the Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 10, 2009 (Incorporated by reference to Exhibit 10.9(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009) (superseded by Exhibit 10.10)

10.9(b)
Second Amendment to Credit Agreement between the Registrant and Bank of America, N.A. effective as of April 11, 2011 (Incorporated by reference to Exhibit 10.9(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011) (superseded by Exhibit 10.10)

10.9(c)
Third Amendment to Credit Agreement between the Registrant and Bank of America, N.A. effective as of June 9, 2011 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011) (superseded by Exhibit 10.10)

10.10	Credit Agreement between the Registrant and Rabobank, N.A. effective as of July 8, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 14, 2011)

10.10(a)	Promissory Note between the Registrant and Rabobank, N.A. effective as of July 8, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 14, 2011)

10.10(b)
Disbursement Request and Authorization between the Registrant and Rabobank, N.A. effective as of July 8, 2011 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 14, 2011)

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