Form 10-Q
period 2012-04-30
QAD INC
filed 2012-06-08
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

As of May 31, 2012, there were 12,623,395 shares of the Registrant’s Class A common stock outstanding and 3,160,379  shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2012	2012
Assets
Current assets:
Cash and equivalents	$78,353	$76,927
Accounts receivable, net	45,103	64,757
Deferred tax assets, net	4,354	4,355
Other current assets	13,167	11,853
Total current assets	140,977	157,892
Property and equipment, net	32,880	33,139
Capitalized software costs, net	589	583
Goodwill	6,426	6,412
Deferred tax assets, net	17,959	17,285
Other assets, net	2,791	2,834
Total assets	$201,622	$218,145

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$330	$321
Accounts payable	6,627	9,724
Deferred revenue	85,697	93,871
Other current liabilities	25,965	31,099
Total current liabilities	118,619	135,015
Long-term debt	15,724	15,813
Other liabilities	5,271	5,302
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,146,837 shares and 14,146,418 shares at April 30, 2012 and January 31, 2012, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,663 shares and 3,536,609 shares at April 30, 2012 and January 31, 2012, respectively	4	4
Additional paid-in capital	149,065	148,993
Treasury stock, at cost (1,862,405 shares and 1,804,137 shares at April 30, 2012 and January 31, 2012, respectively)	(28,598)	(27,968)
Accumulated deficit	(48,568)	(48,974)
Accumulated other comprehensive loss	(9,909)	(10,054)
Total stockholders’ equity	62,008	62,015
Total liabilities and stockholders’ equity	$201,622	$218,145

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30,
	2012	2011

Revenue:
License fees	$7,865	$6,344
Maintenance and other	34,520	34,338
Subscription fees	3,223	2,208
Professional services	18,100	16,513
Total revenue	63,708	59,403

Costs of revenue:
License fees	881	1,031
Maintenance, subscription and other	10,000	8,775
Professional services	15,738	16,288
Total cost of revenue	26,619	26,094

Gross profit	37,089	33,309

Operating expenses:
Sales and marketing	15,496	14,489
Research and development	9,534	8,483
General and administrative	8,105	7,713
Total operating expenses	33,135	30,685

Operating income	3,954	2,624

Other expense (income):
Interest income	(163)	(136)
Interest expense	286	270
Other expense, net	446	818
Total other expense, net	569	952

Income before income taxes	3,385	1,672
Income tax expense	1,541	652

Net income	$1,844	$1,020

Basic net income per share
Class A	$0.12	$0.07
Class B	$0.10	$0.06
Diluted net income per share
Class A	$0.12	$0.06
Class B	$0.10	$0.05

Comprehensive income:
Foreign currency translation adjustment, net of tax	145	(570)
Total comprehensive income	$1,989	$450

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,844	$1,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,115	1,337
(Recovery of) provision for doubtful accounts and sales adjustments	(36)	73
Stock compensation expense	1,039	1,112
Excess tax benefits from share-based payment arrangements	(51)	(4)
Other, net	—	(59)
Changes in assets and liabilities:
Accounts receivable	19,644	17,780
Other assets	(1,845)	151
Accounts payable	(3,152)	(2,816)
Deferred revenue	(8,475)	(6,430)
Other liabilities	(4,996)	(6,653)
Net cash provided by operating activities	5,087	5,511
Cash flows from investing activities:
Purchase of property and equipment	(685)	(781)
Capitalized software costs	(105)	(13)
Other	1	16
Net cash used in investing activities	(789)	(778)
Cash flows from financing activities:
Repayments of debt	(80)	(96)
Tax payments, net of proceeds, related to stock awards	(338)	(25)
Excess tax benefits from share-based payment arrangements	51	4
Dividends paid	(948)	(330)
Repurchase of common stock	(1,791)	—
Net cash used in financing activities	(3,106)	(447)

Effect of exchange rates on cash and equivalents	234	1,849

Net increase in cash and equivalents	1,426	6,135

Cash and equivalents at beginning of period	76,927	67,276

Cash and equivalents at end of period	$78,353	$73,411

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$1,100	$934
Dividends paid in stock	128	596

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2012 are not necessarily indicative of the results to be expected for the year ending January 31, 2013.

2.	COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	April 30,
	2012	2011
	(in thousands)
Net income	$1,844	$1,020
Less: Dividends declared	(1,078)	(934)
Undistributed net income	$766	$86

Net income per share – Class A Common Stock
Dividends declared	$890	$774
Allocation of undistributed net income	634	71
Net income attributable to Class A common stock	$1,524	$845

Weighted average shares of Class A common stock outstanding—basic	12,693	12,797
Weighted average potential shares of Class A common stock	519	395
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,212	13,192

Basic net income per Class A common share	$0.12	$0.07
Diluted net income per Class A common share	$0.12	$0.06

Net income per share – Class B Common Stock
Dividends declared	$188	$160
Allocation of undistributed net income	132	15
Net income attributable to Class B common stock	$320	$175

Weighted average shares of Class B common stock outstanding—basic	3,168	3,184
Weighted average potential shares of Class B common stock	119	99
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,287	3,283

Basic net income per Class B common share	$0.10	$0.06
Diluted net income per Class B common share	$0.10	$0.05

Index

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”). The Company’s unvested RSUs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release. In addition, the Company’s unexercised stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to exercise. Class A common stock equivalents of approximately 2.1 million for each of  the three months ended April 30, 2012 and 2011, were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.4 million and 0.5 million for the three months ended April 30, 2012 and 2011, respectively, were not included in the diluted calculation because their effects were anti-dilutive.

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

The following table sets forth the financial assets, measured at fair value, as of April 30, 2012 and January 31, 2012:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of April 30, 2012	$53,416	$—	$—
Money market mutual funds as of January 31, 2012	$48,242	$—	$—

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $24.9 million and $28.7 million as of April 30, 2012 and January 31, 2012, respectively.

There have been no transfers between fair value measurement levels during the quarter ended April 30, 2012.

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit bears a variable market interest rate, subject to certain minimum interest rates. Therefore, should the Company have any amounts outstanding under the line of credit, the carrying value of the line of credit would reasonably approximate fair value. As of April 30, 2012, the Company’s note payable bears a fixed rate of 6.5%. The estimated fair value of the note payable was approximately $17.0 million at April 30, 2012 and the carrying value was $16.1 million. The estimated fair value of the note payable is based primarily on expected market prices for bank loans with similar terms and maturities.

Index

4.	GOODWILL

The changes in the carrying amounts of goodwill for the three months ended April 30, 2012, were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2012	$22,020	$(15,608)	$6,412
Impact of foreign currency translation	14	−	14
Balance at April 30, 2012	$22,034	$(15,608)	$6,426

The Company performed its annual impairment review during the fourth quarter of fiscal 2012. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2011. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2012. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2012 that would cause the Company to test goodwill for impairment.

5.	DEBT

	April 30,	January 31,
	2012	2012
	(in thousands)
Note payable	$16,054	$16,134
Less current maturities	(330)	(321)
Long-term debt	$15,724	$15,813

Note Payable

In July 2004, QAD Ortega Hill, LLC, a wholly owned limited liability company of QAD Inc., entered into a loan agreement (the “2004 Mortgage”) with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The 2004 Mortgage had an original principal amount of $18.0 million and bore interest at a fixed rate of 6.5%. The 2004 Mortgage was secured by the Company’s headquarters located in Santa Barbara, California. The terms of the 2004 Mortgage provided for QAD Ortega Hill, LLC to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The 2004 Mortgage was scheduled to mature in July 2014. The unpaid balance as of April 30, 2012 was $16.1 million.

Effective May 30, 2012, QAD Ortega Hill, LLC, a wholly owned limited liability company of QAD Inc., entered into a variable rate credit agreement (the “Agreement”) with Rabobank, N.A., to refinance the 2004 Mortgage.  The Agreement provides for an initial principal amount of $16.1 million and bears interest at LIBOR plus 2.25%. The  Agreement matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California.  In conjunction with the Agreement, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixed the all-in interest rate on the debt at 4.31%. The terms of the Agreement provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million.

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

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At April 30, 2012, the effective borrowing rate would have been 1.0%.

Index

As of April 30, 2012, there were no borrowings under the Facility and the Company was in compliance with the financial covenants. The Company expects to renew this facility prior to its expiration in July 2012, under competitive terms based on existing market conditions.

6.	INCOME TAXES

The total amount of unrecognized tax benefits was $2.6 million at April 30, 2012. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with both foreign and domestic tax authorities related to tax credits and deductions, an estimated $0.3 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2012, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008, 2009, and 2010, and in California for fiscal years ended 2004 and 2005.

7.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends declared and/or paid by the Company during fiscal 2013:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Shares Issued
3/20/2012	6/4/2012	7/16/2012	$0.072	$0.060
12/14/2011	3/13/2012	4/23/2012	$0.072	$0.060	$948,000	12,000	$128,000

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

In fiscal 2013, the Company repurchased 117,000 shares and 18,000 shares, respectively, of the Company’s Class A and Class B common stock. The average share price was $13.29 and $13.31 for Class A and Class B stock, respectively, for total cash consideration of $1.8 million including fees. A total of 489,000 shares remained available for purchase under the plan as of April 30, 2012.

8.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 9 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2012.

Index

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2012 and 2011:

	Three Months Ended
	April 30,
	2012	2011
	(in thousands)
Cost of maintenance, subscription and other revenue	$48	$52
Cost of professional services	111	126
Sales and marketing	188	209
Research and development	153	167
General and administrative	539	558
Total stock-based compensation expense	$1,039	$1,112

Option/SAR Information

The weighted average assumptions used to value SARs granted in the three months ended April 30, 2012 and 2011 are shown in the following table:

	Three Months Ended April 30,
	2012	2011
Expected life in years (1)	3.75	3.75
Risk free interest rate (2)	0.61%	1.54%
Volatility (3)	65%	71%
Dividend rate (4)	2.73%	2.23%
_____________________________________

(1)
The expected life of SARs granted under the stock-based compensation plan is based on historical vested stock option and SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for stock options and SARs that were fully vested and outstanding.

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ending on April 30, 2012.

The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2012 and the three months ended April 30, 2012:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2011	2,653	$11.33
Granted	502	10.28
Exercised	(164)	8.08
Expired	(46)	14.28
Forfeited	(74)	9.26
Outstanding at January 31, 2012	2,871	$11.34
Granted	8	12.49
Exercised	(132)	8.02
Expired	(151)	24.55
Forfeited	(10)	9.26
Outstanding at April 30, 2012	2,586	$10.74	4.7	$6,258
Vested and expected to vest at April 30, 2012 (1)	2,523	$10.78	4.7	$6,074
Vested and exercisable at April 30, 2012	1,281	$11.94	3.1	$2,560
_____________________________________

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

Index

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2012 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on April 30, 2012. The total intrinsic value of stock options or SARs exercised in the three months ended April 30, 2012 and 2011 was $718,000 and $90,000, respectively. The weighted average grant date fair value per share of SARs granted in the three months ended April 30, 2012 and 2011 was $4.98 and $4.10, respectively.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the quarter ended April 30, 2012, the Company withheld 19,000 shares for payment of these taxes at a value of $263,000.

At April 30, 2012, there was approximately $4.5 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2012 and the three months ended April, 30 2012:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2011	435	10.02
Granted	174	9.32
Vested (1)	(178)	11.02
Forfeited	(17)	9.35
Restricted stock at January 31, 2012	414	$9.32
Granted	5	12.38
Vested (1)	(37)	8.24
Forfeited	(1)	9.36
Restricted stock at April 30, 2012	381	$9.47
_____________________________________

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

Index

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2012, the Company withheld 5,000 shares for payment of these taxes at a value of $75,000.

Total unrecognized compensation cost related to RSUs was approximately $2.2 million as of April 30, 2012. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

9.	COMMITMENTS AND CONTINGENCIES

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

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Revenue:
North America (1)	$28,518	$25,280
EMEA	18,549	18,450
Asia Pacific	11,759	10,627
Latin America	4,882	5,046
	$63,708	$59,403
___________________________________

(1)	Sales into Canada accounted for 3% of North America total revenue in the three months ended April 30, 2012 and 2011.

Index

11.	SUBSEQUENT EVENT

On June 6, 2012, the Company acquired all of the outstanding stock of DynaSys S.A. ("DynaSys"), a provider of supply chain planning software solutions.  DynaSys was founded in 1985 and is headquartered in Strasbourg, France. The total purchase price of $7.5 million was paid in cash on June 6, 2012. In connection with the acquisition, the Company placed $0.6 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the terms of the stock purchase agreement. Any remaining funds will be disbursed to DynaSys’ former shareholders six months after the acquisition date.  The Company completed the acquisition with the purpose of expanding its product offerings and driving revenue growth. The Company plans to build on DynaSys’ existing markets and further expand the penetration of n.SKEP, DynaSys’ flagship product, into the Company’s global customer base and the global supply chain planning market. DynaSys will operate as a division of the Company.

Index

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2012, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

QAD offers two deployment models: On Premise and On Demand. With the On Premise model, QAD sells a perpetual license for the software and our customers then deploy the software on their own computer servers. Under the perpetual licensing model, customers may separately purchase contracts for maintenance and additional services. With QAD’s On Demand deployment model, customers subscribe to a service and QAD provides access to the software as well as ongoing support services and management of the environment. The majority of QAD’s customers use the On Premise model, although On Demand is increasing in acceptance and, as a result, it is a deployment model we are focusing on expanding.

Our revenue has grown in all categories and our overall revenue has increased by 7% when compared to the same quarter of last year. In addition, our overall headcount has increased by approximately 115 employees, or 8%, when comparing April 30, 2012 to April 30, 2011. We have benefited from the positive momentum of an improved economic environment primarily in North America, but we continue to believe that the pace of the global economic recovery remains uncertain, particularly with respect to Europe.  Our strategy remains focused on the development and delivery of best-in-class enterprise resource planning software applications for the manufacturing industry in our six key industry segments. Our operating cash flow has been positive, which has supported our increase in headcount. We have also returned value to our shareholders through a stock repurchase program and quarterly dividend payments.

Index

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for bad debt and sales returns; c) valuation of deferred tax assets and tax contingency reserves; and d) stock-based compensation are further discussed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2012. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 10 “Business Segment Information” within Notes to Condensed Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the prior period to the current period results.

Revenue

		Increase
	Three Months	Compared to Prior		Three Months
	Ended	Period		Ended
	April 30, 2012	$	%	April 30, 2011
(in thousands)
Revenue
License fees	$7,865	$1,521	24%	$6,344
Percentage of total revenue	12%			11%
Maintenance and other	34,520	182	1%	34,338
Percentage of total revenue	54%			58%
Subscription fees	3,223	1,015	46%	2,208
Percentage of total revenue	5%			3%
Professional services	18,100	1,587	10%	16,513
Percentage of total revenue	29%			28%
Total revenue	$63,708	$4,305	7%	$59,403

Total Revenue. Total revenue was $63.7 million and $59.4 million for the first quarter of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, total revenue for the current quarter would have been approximately $63.7 million, representing a $4.3 million, or 7%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases in our license, subscription and services revenue categories and a slight decrease in our maintenance and other revenue category.  Revenue outside the North America region as a percentage of total revenue was 55% and 57% for the first quarter of fiscal 2013 and fiscal 2012, respectively. Total revenue increased most significantly in our North America region during the first quarter of fiscal 2013 when compared to the same quarter last year.  In addition, Asia Pacific increased, EMEA remained relatively flat and Latin America decreased.  Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the first quarter of fiscal 2013 was approximately 29% in automotive, 23% in consumer products and food and beverage, 34% in high technology and industrial products and 14% in life sciences. In comparison, revenue by industry for the first quarter of fiscal 2012 was approximately 28% in automotive, 23% in consumer products and food and beverage, 35% in high technology and industrial products and 14% in life sciences.

Index

License Revenue.  License revenue was $7.9 million and $6.3 million for the first quarter of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, license revenue for the current quarter would have been approximately $7.8 million, representing a $1.5 million, or 24%, increase from the same period last year. License revenue increased across our North America and Asia Pacific regions and decreased in our EMEA and Latin America regions during the first quarter of fiscal 2013 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2013, three customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This was consistent with the first quarter of fiscal 2012 in which three customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Although license orders greater than $0.3 million were consistent quarter over quarter, license revenue increased due to a greater amount of revenue recognition deferrals in fiscal 2012 in addition to higher revenue per order in fiscal 2013 compared to the prior year.

Maintenance and Other Revenue. Maintenance and other revenue was $34.5 million and $34.3 million for the first quarter of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, the first quarter of fiscal 2013 maintenance and other revenue would have been approximately $34.2 million, representing a $0.1 million decrease from the same period last year. Maintenance and other revenue decreased across our Latin America and Asia Pacific regions and increased in our North America and EMEA regions during the first quarter of fiscal 2013 when compared to the same quarter last year.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the first quarters of both fiscal 2013 and 2012.

Subscription Revenue. Subscription revenue was $3.2 million and $2.2 million for the first quarter of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, subscription revenue for the current quarter would have been approximately $3.2 million, representing a $1.0 million, or 45%, increase from the same period last year.  Subscription revenue increased across our North America, EMEA and Asia Pacific regions and was flat in our Latin America region during the first quarter of fiscal 2013 when compared to the same quarter last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  Currently, a majority of our On Demand sales are in the North America region. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our On Demand product offering.

Professional Services Revenue.  Professional services revenue was $18.1 million and $16.5 million for the first quarter of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, professional services revenue for the first quarter of fiscal 2013 would have been approximately $18.6 million, representing a $2.1 million, or 13%, increase from the same period last year. Professional services revenue increased across our North America, EMEA and Latin America regions and decreased in our Asia Pacific region during the first quarter of fiscal 2013 compared to the same quarter last year.  The increase in professional services revenue quarter over quarter is primarily attributed to the recognition of previously deferred revenue related to one customer contract of $1.3 million. The costs related to this customer contract had been expensed in previous periods.

Index

Cost of Revenue

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2012	$	%	April 30, 2011
(in thousands)
Cost of revenue
Cost of license fees	$881	$(150)	-15%	$1,031
Cost of maintenance, subscription and other	10,000	1,225	14%	8,775
Cost of professional services	15,738	(550)	-3%	16,288
Total cost revenue	$26,619	$525	2%	$26,094
Percentage of revenue	42%			44%

Cost of license fees includes license royalties, amortization of capitalized software costs and shipping costs. Cost of maintenance, subscription and other includes personnel costs of fulfilling maintenance and subscription contracts, stock-based compensation for those employees, travel expense, professional fees, hosting costs, royalties, direct material and an allocation of information technology and facilities costs. Direct material charges include the cost of fulfilling maintenance and subscription contracts, hardware, costs associated with transferring our software to electronic media, printing of user manuals and packaging materials. Cost of professional services includes personnel costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total Cost of Revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $26.6 million for the first quarter of fiscal 2013 and $26.1 million for the first quarter of fiscal 2012, and as a percentage of total revenue was 42% and 44% for the first quarter of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, total cost of revenue for the first quarter of fiscal 2013 would have been approximately $27.2 million and as a percentage of total revenue would have been 43%.  The non-currency related increase in cost of revenue of $1.1 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to higher personnel and hosting costs associated with higher subscription revenue.

Cost of License Fees.  Cost of license fees was $0.9 million and $1.0 million for the first quarter of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of license fees for the first quarter of fiscal 2013 would have been unchanged at $0.9 million. The non-currency related decrease in cost of license fees of $0.1 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was due to lower amortization of capitalized software costs.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $10.0 million and $8.8 million for the first quarter of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of maintenance, subscription and other in the first quarter of fiscal 2013 would have been approximately $10.2 million representing an increase of $1.4 million, or 16%. The non-currency related increase in cost of maintenance, subscription and other of $1.4 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to higher subscription costs, which included higher personnel costs related to increased headcount of 25 people and higher hosting costs. The higher subscription costs were incurred to support the growth in our subscription business.

Cost of Professional Services.  Cost of professional services was $15.7 million and $16.3 million for the first quarter of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of professional services for the first quarter of fiscal 2013 would have been approximately $16.2 million, representing a decrease of $0.1 million, or 1%. The expense categories totaling cost of professional services were generally consistent quarter over quarter.

Index

Sales and Marketing

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2012	$ %		April 30, 2011
(in thousands)
Sales and marketing	$15,496	$1,007	7%	$14,489
Percentage of revenue	24%			25%

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

Sales and marketing expense was $15.5 million and $14.5 million for the first quarter of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, sales and marketing expense for the first quarter of fiscal 2013 would have been approximately $15.7 million, representing an increase of $1.2 million, or 8%. The non-currency related increase in sales and marketing expense of $1.2 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to higher personnel costs of $0.3 million, higher bonuses of $0.3 million, higher travel costs of $0.3 million and higher sales agent fees of $0.3 million.

Research and Development

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2012	$ %		April 30, 2011
(in thousands)
Research and development	$9,534	$1,051	12%	$8,483
Percentage of revenue	15%			14%

Research and development expense is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation and travel expense for research and development employees, professional services, such as fees paid to software development firms and independent contractors, and training. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by income from joint development projects.

Research and development expense was $9.5 million and $8.5 million for the first quarter of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, research and development expense for the first quarter of fiscal 2013 would have been approximately $9.6 million, representing an increase of $1.1 million, or 13%. The non-currency related increase in research and development expense of $1.1 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to higher personnel costs of $0.6 million related to higher headcount of 25 people due in part to increased internationalization efforts in addition to lower research and development funding from our customers of $0.6 million related to one project that concluded in the first quarter of fiscal 2012.

Included as a reduction to research and development expense for the first quarter of fiscal 2013 is joint development income of $0.5 million related to a project which will conclude in the third quarter of fiscal 2013.  As part of our vertical focus we regularly seek to engage in joint development arrangements with our customers in order to enhance specific functionality and industry experience, although the number and size of joint development arrangements may fluctuate.

Index

General and Administrative

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2012	$ %		April 30, 2011
(in thousands)
General and administrative	$8,105	$392	5%	$7,713
Percentage of revenue	13%			13%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

General and administrative expense was $8.1 million and $7.7 million for the first quarter of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, general and administrative expense for the first quarter of fiscal 2013 would have been approximately $8.2 million, representing an increase of $0.5 million, or 6%. The non-currency related increase in general and administrative expense of $0.5 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to higher personnel costs of $0.4 million related to higher headcount of 14 people, due to our system upgrade project and due to the expansion of our regional shared services center in China.

Other Expense (Income)

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2012	$	%	April 30, 2011
(in thousands)
Other expense (income)
Interest income	$(163)	$(27)	-20%	$(136)
Interest expense	286	16	6%	270
Other expense (income), net	446	(372)	-45%	818
Total other expense, net	$569	$(383)	-40%	$952
Percentage of revenue	1%			1%

Net other expense was $0.6 million and $1.0 million for the first quarter of fiscal 2013 and fiscal 2012, respectively. The favorable change primarily related to lower foreign exchange losses.

Income Tax Expense

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2012	$ %		April 30, 2011
(in thousands)
Income tax expense	$1,541	$889	136%	$652
Percentage of revenue	2%			1%
Effective tax rate	46%			39%

We recorded income tax expense of $1.5 million and $0.7 million in the first quarter of fiscal 2013 and fiscal 2012, respectively. Our effective tax rate increased to 46% during the first quarter of fiscal 2013 compared to 39% for the same period in the prior year.

The higher effective tax rate for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to the estimated tax benefit related to equity compensation recognized in our financial statements in excess of the actual  tax benefit realized by the exercise of stock appreciation rights (SARs). Other factors contributing to the higher effective tax rate were the vesting of restricted stock units (RSUs) and expiration of equity awards. We are required to adjust our initial estimate to the actual tax benefit.  We continue to benefit from operating in foreign locations, such as Ireland, due to its lower statutory income tax rate relative to the U.S. federal and state combined tax rate. This benefit is reduced by withholding taxes and foreign based company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction. We expect our full year tax rate to be approximately 40%.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of software licenses, maintenance, subscription and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures, repayment of debt and to invest in our growth initiatives, which could include acquisitions of products, technology and businesses, as well as payments of dividends and stock repurchases.

At April 30, 2012, our principal sources of liquidity were cash and equivalents totaling $78.4 million and net accounts receivable of $45.1 million. At April 30, 2012, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2012 and January 31, 2012. We have a U.S. line of credit facility that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness or make dispositions of assets if we fail to comply with them. Our line of credit is available for working capital or other business needs. We have not drawn down on the line of credit during any of the last three fiscal years nor do we expect to draw down on the line of credit during fiscal 2013.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2012 the portion of our cash and equivalents held by Bank of America was approximately 80%.

The amount of cash and equivalents held by foreign subsidiaries was $67.7 million and $58.9 million as of April 30, 2012 and January 31, 2012, respectively.  If these funds are needed for our operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds.  However, our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S.

The following table summarizes our cash flows for the three months ended April 30, 2012 and 2011, respectively.

(in thousands)	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011
Net cash provided by operating activities	$5,087	$5,511
Net cash used in investing activities	(789)	(778)
Net cash used in financing activities	(3,106)	(447)
Effect of foreign exchange rates on cash and equivalents	234	1,849
Net increase in cash and equivalents	$1,426	$6,135

Net cash flows provided by operating activities was $5.1 million for the first quarter of fiscal 2013 compared to $5.5 million for the first quarter of fiscal 2012. The $0.4 million decrease in net cash flows provided by operating activities was due primarily to the negative cash flow effect of changes in deferred revenue of $2.0 million offset by the positive cash flow effect of changes in other liabilities of $1.7 million. When comparing the current quarter to the same period last year, the negative impact of changes in deferred revenues was primarily caused by professional services revenue recognized during the current quarter for which we received payment in previous fiscal years.  The positive impact of changes in other liabilities was primarily driven by lower bonus and commission payments in the current quarter.

Capital expenditures were $0.7 million for the first quarter of fiscal 2013 and $0.8 million for the first quarter of fiscal 2012. We expect capital expenditures in fiscal 2013 to remain fairly consistent with our capital expenditures during fiscal 2012.

Index

Dividend-related payments for the first quarter of fiscal 2013 totaled $0.9 million compared to $0.3 million in the same period of fiscal 2012. Our dividend program allows shareholders the choice of stock or cash. The number of shares issued to holders of record as a stock dividend is calculated based on the average closing price of QAD’s Class A common stock for the three trading days immediately following the election deadline. On September 22, 2011, we announced that our Board of Directors approved a 20 percent increase in our quarterly dividend to $0.072 per share of Class A common stock and $0.060 per share of Class B common stock. The Board of Directors evaluates our ability to continue to pay dividends and the structure of any dividends on a quarterly basis.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase program which authorizes management to purchase up to one million shares of the Company's Class A and/or Class B shares of common stock through open market transactions. The plan may be suspended or discontinued at any time. During the first quarter of fiscal 2013 we repurchased 117,000 and 18,000 shares of Class A and Class B common stock, respectively, for total consideration of $1.8 million. There was no stock repurchase-related activity during the first quarter of fiscal 2012.

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

DSO under the countback method was 62 days and 74 days at April 30, 2012 and 2011, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 64 days and 74 days at April 30, 2012 and 2011, respectively. The decrease in DSO was primarily related to higher collections in excess of billings in the first quarter of fiscal 2013 compared to the same period last year. We believe our reserve methodology is adequate and our reserves are properly stated as of April 30, 2012 and the quality of our receivables remains good.

Cash requirements for items other than normal operating expenses are anticipated for capital expenditures, debt repayment, dividend payments and stock repurchases in addition to cash for acquisitions of new businesses, software products or technologies complementary to our business. On June 6, 2012, we acquired all of the outstanding stock of DynaSys. The total purchase price of $7.5 million was paid in cash on June 6, 2012.

We believe that our cash on hand, net cash provided by operating activities and the available borrowings under our existing or a replacement credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments, share repurchase payments and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2012 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2012.  During the three months ended April 30, 2012 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

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

Index

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At April 30, 2012, the effective borrowing rate would have been 1.00%.

As of April 30, 2012, there were no borrowings under the Facility and we were in compliance with the financial covenants. We expect to renew this facility prior to its expiration in July 2012, under competitive terms based on existing market conditions.

Notes Payable

In July 2004, QAD Ortega Hill, LLC, a wholly owned limited liability company of QAD Inc., entered into a loan agreement (the “2004 Mortgage”) with Mid-State Bank & Trust, a bank which was subsequently purchased by Rabobank, N.A. The 2004 Mortgage had an original principal amount of $18.0 million and bore interest at a fixed rate of 6.5%. The 2004 Mortgage was secured by our headquarters located in Santa Barbara, California. The terms of the 2004 Mortgage provided for QAD Ortega Hill, LLC to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The 2004 Mortgage was scheduled to mature in July 2014. The unpaid balance as of April 30, 2012 was $16.1 million.

Effective May 30, 2012, QAD Ortega Hill, LLC, a wholly owned limited liability company of QAD Inc., entered into a variable rate credit agreement (the “Agreement”) with Rabobank, N.A., to refinance the 2004 Mortgage.  The Agreement provides for an initial principal amount of $16.1 million and bears interest at LIBOR plus 2.25%. The  Agreement matures in June 2022 and is secured by our headquarters located in Santa Barbara, California.  In conjunction with the Agreement, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixed the all-in interest rate on the debt at 4.31%. The terms of the Agreement provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Australian dollar, Japanese yen, Mexican peso, Brazilian real and South African rand. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of April 30, 2012.

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

For the three months ended April 30, 2012 and 2011, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for the three months ended April 30, 2012 and 2011. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 6% (our expenses would be adversely affected by approximately 5% of total expenses, partially offset by a positive effect on our revenue of approximately 4% of total revenue).

Index

For the three months ended April 30, 2012 and 2011, foreign currency transaction and remeasurement losses totaled $0.5 million and $0.8 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.0 million and our income before taxes would be adversely affected by approximately 30%.

These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. As of April 30, 2012, our debt is comprised of a loan agreement, secured by real property, which bears interest at a fixed rate of 6.5%. Additionally we have an unsecured loan agreement which bears interest at variable rates. As of April 30, 2012 there were no borrowings under our unsecured loan agreement.

We prepared sensitivity analyses of our interest rate exposure and our exposure from anticipated investment and borrowing levels for fiscal 2013 to assess the impact of hypothetical changes in interest rates. Based upon the results of these analyses, a 10% adverse change in interest rates from the 2012 fiscal year-end rates would not have a material adverse effect on the fair value of investments and would not materially impact our results of operations or financial condition for the next fiscal year.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the three months reported ended April 30, 2012 was as follows:

Period	Shares Repurchased Class A	Average Price per Share Class A	Shares Repurchased Class B	Average Price per Share Class B	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

February 1 through February 29, 2012
Shares repurchased	35,568	$13.65	7,782	$13.46	43,350	580,099
March 1 through March 31, 2012
Shares repurchased	34,938	$13.69	6,476	$13.59	41,414	538,685
April 1 through April 30, 2012
Shares repurchased	45,874	$12.71	4,106	$12.58	49,980	488,705
Total	116,380		18,364		134,744	488,705

(1)	On September 22, 2011, the Company announced a share repurchase plan. A total of one million shares may be repurchased under the plan.The plan may be suspended or discontinued at any time.

ITEM 6.  EXHIBITS

Exhibits

10.1	Credit Agreement between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 5, 2012)

10.2	Real Estate Term Loan Note between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 5, 2012)

10.3	Deed of Trust between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on June 5, 2012)

10.4	ISDA 2002 Master Agreement between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on June 5, 2012)

Index

10.5
ISDA Schedule to the 2002 Master Agreement between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on June 5, 2012)

10.6	Confirmation of a Swap Transaction between the Registrant and Rabobank, N.A. effective as of June 4, 2012 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on June 5, 2012)

10.7	Share Purchase Agreement between the Registrant and Midmark Investors, L.P. and Midmark Capital, L.P., as the Shareholders of DynaSys, S.A. effective as of June 6, 2012

10.8	Escrow Agreement between the Registrant and Midmark Investors, L.P. and Midmark Capital, L.P. and McCarter & English, LLP effective as of June 6, 2012

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: June 8, 2012	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)