Form 10-Q
period 2012-07-31
QAD INC
filed 2012-09-07
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of August 31, 2012, there were 12,576,615 shares of the Registrant’s Class A common stock outstanding and 3,158,678 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index

PART I

ITEM 1 –	FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31, 2012	January 31, 2012
Assets
Current assets:
Cash and equivalents	$73,843	$76,927
Accounts receivable, net	36,343	64,757
Deferred tax assets, net	4,365	4,355
Other current assets	11,448	11,853
Total current assets	125,999	157,892
Property and equipment, net	33,106	33,139
Capitalized software costs, net	2,334	583
Goodwill	8,739	6,412
Deferred tax assets, net	17,427	17,285
Other assets, net	3,982	2,834
Total assets	$191,587	$218,145
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$388	$321
Accounts payable	7,539	9,724
Deferred revenue	77,111	93,871
Other current liabilities	24,266	31,099
Total current liabilities	109,304	135,015
Long-term debt	15,659	15,813
Other liabilities	6,095	5,302
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,147,996 shares and 14,146,418 shares at July 31, 2012 and January 31, 2012, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,816 shares and 3,536,609 shares at July 31, 2012 and January 31, 2012, respectively	4	4
Additional paid-in capital	148,601	148,993
Treasury stock, at cost (1,901,186 shares and 1,804,137 shares at July 31, 2012 and January 31, 2012, respectively)	(28,762)	(27,968)
Accumulated deficit	(49,344)	(48,974)
Accumulated other comprehensive loss	(9,984)	(10,054)
Total stockholders’ equity	60,529	62,015
Total liabilities and stockholders’ equity	$191,587	$218,145

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenue:
License fees	$6,906	$8,550	$14,771	$14,894
Maintenance and other	33,886	35,393	68,406	69,731
Subscription fees	3,745	2,322	6,968	4,530
Professional services	16,432	15,692	34,532	32,205
Total revenue	60,969	61,957	124,677	121,360

Costs of revenue:
License fees	832	1,004	1,713	2,035
Maintenance, subscription and other	10,341	9,067	20,341	17,842
Professional services	15,846	16,741	31,584	33,029
Total cost of revenue	27,019	26,812	53,638	52,906

Gross profit	33,950	35,145	71,039	68,454

Operating expenses:
Sales and marketing	14,747	13,864	30,243	28,353
Research and development	9,210	9,237	18,744	17,720
General and administrative	8,435	7,397	16,540	15,110
Total operating expenses	32,392	30,498	65,527	61,183

Operating income	1,558	4,647	5,512	7,271

Other (income) expense:
Interest income	(164)	(146)	(327)	(282)
Interest expense	330	287	616	557
Other (income) expense, net	92	(356)	538	462
Total other (income) expense	258	(215)	827	737

Income before income taxes	1,300	4,862	4,685	6,534
Income tax expense	341	1,792	1,882	2,444

Net income	$959	$3,070	$2,803	$4,090

Basic net income per share
Class A	$0.06	$0.20	$0.18	$0.26
Class B	$0.05	$0.16	$0.15	$0.22
Diluted net income per share
Class A	$0.06	$0.19	$0.18	$0.26
Class B	$0.05	$0.16	$0.15	$0.21

Comprehensive income:
Foreign currency translation adjustment, net of tax	(75)	43	70	(527)
Total comprehensive income	$884	$3,113	$2,873	$3,563

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,803	$4,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,361	2,443
Provision for doubtful accounts and sales adjustments	64	150
Change in fair value of interest rate swap	857	—
Stock compensation expense	2,467	2,274
Excess tax benefits from share-based payment arrangements	(123)	(11)
Other, net	—	(139)
Changes in assets and liabilities:
Accounts receivable	28,241	24,844
Other assets	267	2,197
Accounts payable	(2,517)	(3,463)
Deferred revenue	(16,058)	(13,827)
Other liabilities	(6,989)	(5,251)
Net cash provided by operating activities	11,373	13,307
Cash flows from investing activities:
Purchase of property and equipment	(2,029)	(1,969)
Acquisition of business, net of cash acquired	(4,713)	(6)
Capitalized software costs	(199)	(117)
Other	2	19
Net cash used in investing activities	(6,939)	(2,073)
Cash flows from financing activities:
Repayments of debt	(111)	(172)
Tax payments, net of proceeds, related to stock awards	(786)	(356)
Excess tax benefits from share-based payment arrangements	123	11
Repurchase of common stock	(3,899)	—
Cash dividends paid	(1,841)	(645)
Net cash used in financing activities	(6,514)	(1,162)

Effect of exchange rates on cash and equivalents	(1,004)	1,490

Net (decrease) increase in cash and equivalents	(3,084)	11,562

Cash and equivalents at beginning of period	76,927	67,276

Cash and equivalents at end of period	$73,843	$78,838

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$1,115	$935
Dividends paid in stock	334	1,224

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2012 are not necessarily indicative of the results to be expected for the year ending January 31, 2013.

2.	COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$959	$3,070	$2,803	$4,090
Less: Dividends declared	(1,110)	(947)	(2,187)	(1,881)
Undistributed net income (loss)	$(151)	$2,123	$616	$2,209

Net income per share – Class A Common Stock
Dividends declared	$920	$785	$1,810	$1,559
Allocation of undistributed net income	(125)	1,759	509	1,830
Net income attributable to Class A common stock	$795	$2,544	$2,319	$3,389

Weighted average shares of Class A common stock outstanding—basic	12,649	12,900	12,671	12,849
Weighted average potential shares of Class A common stock	433	397	473	393
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,082	13,297	13,144	13,242

Basic net income per Class A common share	$0.06	$0.20	$0.18	$0.26
Diluted net income per Class A common share	$0.06	$0.19	$0.18	$0.26

Net income per share – Class B Common Stock
Dividends declared	$190	$162	$377	$322
Allocation of undistributed net income	(26)	364	107	379
Net income attributable to Class B common stock	$164	$526	$484	$701

Weighted average shares of Class B common stock outstanding—basic	3,164	3,195	3,166	3,189
Weighted average potential shares of Class B common stock	100	99	108	99
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,264	3,294	3,274	3,288

Basic net income per Class B common share	$0.05	$0.16	$0.15	$0.22
Diluted net income per Class B common share	$0.05	$0.16	$0.15	$0.21

Index

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”). The Company’s unvested RSUs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release. In addition, the Company’s unexercised stock options and SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to exercise. Class A common stock equivalents of approximately 2.3 million and 2.2 million for the three and six months ended July 31, 2012, respectively, were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.3 million and 0.4 million for the three and six months ended July 31, 2012, respectively, were not included in the diluted calculation because their effects were anti-dilutive. Class A common stock equivalents of approximately 2.2 million and 2.1 million for the three and six months ended July 31, 2011, respectively, were not included in the diluted calculation because their effects were anti-dilutive. Class B common stock equivalents of approximately 0.5 million for the three and six months ended July 31, 2011 were not included in the diluted calculation because their effects were anti-dilutive.

3.	FAIR VALUE MEASUREMENTS

When determining fair value, the Company uses a three-tier value hierarchy which prioritizes the inputs used in measuring fair value.  Whenever possible, the Company uses observable market data. The Company relies on unobservable inputs only when observable market data is not available.  Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. Money market mutual funds are recorded at fair value based upon quoted market prices and are therefore included in Level 1.  The liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves, and is therefore included in Level 2.

The following table sets forth the financial assets and liabilites measured at fair value, as of July 31, 2012 and January 31, 2012:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of July 31, 2012	$50,180	$—	$—
Money market mutual funds as of January 31, 2012	$48,242	$—	$—
Liability related to interest rate swap as of July 31, 2012	$—	$(857)	$—

Index

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $23.7 million and $28.7 million as of July 31, 2012 and January 31, 2012, respectively.

There have been no transfers between fair value measurement levels during the six months ended July 31, 2012.

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The Company’s line of credit and note payable both bear a variable market interest rate, subject to certain minimum interest rates. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability in one month LIBOR for its floating rate debt described in Note 7 “Debt” within these Notes to Condensed Consolidated Financial Statements.  The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Income and Comprehensive Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.  A valuation statement is provided by the counterparty to the swap.

The fair values of the derivative instrument at July 31, 2012 and January 31, 2012 were as follows (in thousands):

	Asset/(Liability) Derivative
		Fair Value
	Balance Sheet Location	July 31, 2012	January 31, 2012
Derivative instrument:
Interest rate swap	Other liabilities	$(857)	$—
Total		$(857)	$—

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for both the three and six months ended July 31, 2012 was $0.9 million.

4.	BUSINESS COMBINATIONS

On June 6, 2012, the Company acquired all of the outstanding stock of DynaSys S.A. ("DynaSys"), a provider of supply chain planning software solutions.  DynaSys was founded in 1985 and is headquartered in Strasbourg, France. The total purchase price of $7.5 million was paid in cash on June 6, 2012. In connection with the acquisition, the Company placed $0.6 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the terms of the stock purchase agreement. Any remaining funds will be disbursed to DynaSys’ former shareholders six months after the acquisition date.  The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $2.8 million	$4,250
Goodwill	2,356
Other intangible assets	3,500
Total assets acquired	10,106
Liabilities assumed	(2,032)
Deferred tax liability	(575)
Net assets acquired	$7,499

Index

Identified intangible assets will be amortized to cost of license and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts).

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Software technology	5	$1,800	$360	Cost of license
Customer relationships	5	1,400	280	General and administrative
Trade name	5	300	60	General and administrative
		$3,500

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to DynaSys that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation.

The results of DynaSys operations are included in the Consolidated Financial Statements from the date of acquisition. The acquisition was not deemed material, thus pro forma supplemental information has not been provided.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2012 and January 31, 2012 were as follows:

	July 31, 2012	January 31, 2012
	(in thousands)
Capitalized software costs:
Acquired software technology	$1,800	$—
Capitalized software development costs	1,081	1,194
	2,881	1,194
Less accumulated amortization	(547)	(611)
Capitalized software costs, net	$2,334	$583

Acquired software technology costs relate to technology purchased from the Company’s second quarter fiscal 2013 acquisition of DynaSys, as described in Note 4 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2013, $0.3 million of costs and accumulated amortization was removed from the balance sheet. Amortization of capitalized software costs was $0.1 million and $0.2 million for the three and six months ended July 31, 2012, respectively. For the three and six months ended July 31, 2011, amortization of capitalized software costs was $0.1 million and $0.3 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Index

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of July 31, 2012:

Fiscal Years	(in thousands)
2013 remaining	$343
2014	618
2015	489
2016	404
2017	360
Thereafter	120
$2,334

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2012, were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
		(in thousands)
Balance at January 31, 2012	$22,020	$(15,608)	$6,412
Impact of foreign currency translation	(29)	—	(29)
Additions	2,356	—	2,356
Balance at July 31, 2012	$24,347	$(15,608)	$8,739

Additions to goodwill relate to the Company’s second quarter fiscal 2013 acquisition of DynaSys due to the excess purchase price over the estimated fair value of acquired net assets. For further explanation of acquisition related transactions, see Note 4 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.

The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2012 that would cause the Company to test goodwill for impairment.

Intangible Assets

	July 31, 2012	January 31, 2012
	(in thousands)
Amortizable intangible assets
Customer relationships	$1,400	$—
Trade name	300	—
	1,700	—
Less: accumulated amortization	(57)	—
Net amortizable intangible assets	$1,643	$—

The Company’s intangible assets as of July 31, 2012 are related to the DynaSys acquisition completed in the second quarter of fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2012, excluding goodwill, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $57,000 for the both the three and six months ended July 31, 2012. For the three and six months ended July 31, 2011, amortization of intangible assets was zero and $14,000, respectively. Amortization of intangible assets is included in “General and administrative” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of July 31, 2012:

Index

Fiscal Years	(in thousands)
2013 remaining	$170
2014	340
2015	340
2016	340
2017	340
Thereafter	113
$1,643

7.	DEBT

	July 31, 2012	January 31, 2012
	(in thousands)
Note payable	$16,047	$16,134
Less current maturities	(388)	(321)
Long-term debt	$15,659	$15,813

Note Payable

In July 2004, QAD Ortega Hill, LLC, a limited liability company wholly owned by QAD Inc. (“QAD Ortega Hill, LLC”), entered into a loan agreement (the “2004 Mortgage”) with Rabobank, N.A. The 2004 Mortgage had an original principal amount of $18.0 million and bore interest at a fixed rate of 6.5%. The 2004 Mortgage was secured by the Company’s headquarters located in Santa Barbara, California. The terms of the 2004 Mortgage provided for QAD Ortega Hill, LLC to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The 2004 Mortgage was scheduled to mature in July 2014. The 2004 Mortgage was refinanced on May 30, 2012 as described below. The unpaid balance as of the date of the refinance was $16.1 million.

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance the 2004 Mortgage.  The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%.  One month LIBOR was 0.25% at July 31, 2012.  The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California.  In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2012 was $16.0 million.

Credit Facility

On July 8, 2011, the Company entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provided a one-year commitment through July 15, 2012 for a $20 million line of credit for working capital or other business needs. The Company paid a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. On July 13, 2012, the Company entered into an amendment to the Facility. The amendment extended the maturity of the Facility from July 15, 2012 to July 15, 2014. The amendment did not provide for any change in the variable rate of interest or debt covenants.

Index

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At July 31, 2012, the effective borrowing rate would have been 1.0%.

As of July 31, 2012, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

8.	INCOME TAXES

The total amount of unrecognized tax benefits was $2.6 million at July 31, 2012. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with both foreign and domestic tax authorities related to tax credits and deductions, an estimated $0.3 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2012, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008, 2009, and 2010, and in California for fiscal years ended 2004 and 2005.

9.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends declared and/or paid by the Company during fiscal 2013:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Shares Issued
6/12/2012	8/28/2012	10/9/2012	$0.072	$0.060
3/20/2012	6/4/2012	7/16/2012	$0.072	$0.060	$893,000	15,000	$206,000
12/14/2011	3/13/2012	4/23/2012	$0.072	$0.060	$948,000	12,000	$128,000

Shares issued in payment of these dividends were issued out of treasury stock.

Stock Repurchase Activity

In September 2011, the Company’s Board of Directors approved a stock repurchase plan. A total of one million shares may be repurchased under the plan and it may be suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases or pursuant to the Company’s Rule 10b5-1 plan.

In fiscal 2013, the Company repurchased 266,000 shares and 30,000 shares of the Company’s Class A and Class B common stock, respectively. The average share price was $13.19 and $13.12 for Class A and Class B stock, respectively, for total cash consideration of $3.9 million including fees. A total of 328,000 shares remain available for purchase under the plan as of July 31, 2012.

10.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 9 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2012. On June 12, 2012, the Company’s stockholders approved an amendment to the 2006 Stock Incentive Program to provide for an increase in the number of shares of Class A Common Stock reserved for issuance by 2,000,000 shares.

Index

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of maintenance, subscription and other revenue	$60	$59	$108	$111
Cost of professional services	139	170	250	295
Sales and marketing	249	227	436	437
Research and development	197	188	350	355
General and administrative	783	518	1,323	1,076
Total stock-based compensation expense	$1,428	$1,162	$2,467	$2,274

Option/SAR Information

The weighted average assumptions used to value SARs granted in the six months ended July 31, 2012 and 2011 are shown in the following table:

	Six Months Ended July 31,
	2012	2011
Expected life in years (1)	4.62	3.81
Risk free interest rate (2)	0.69%	1.17%
Volatility (3)	61%	66%
Dividend rate (4)	2.25%	2.38%

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ending on July 31, 2012.

Index

The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2012 and the six months ended July 31, 2012:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2011	2,653	$11.33
Granted	502	10.28
Exercised	(164)	8.08
Expired	(46)	14.28
Forfeited	(74)	9.26
Outstanding at January 31, 2012	2,871	$11.34
Granted	564	12.90
Exercised	(196)	8.21
Expired	(216)	22.52
Forfeited	(19)	9.54
Outstanding at July 31, 2012	3,004	$11.04	5.2	$9,308
Vested and expected to vest at July 31, 2012 (1)	2,924	$11.05	5.2	$9,054
Vested and exercisable at July 31, 2012	1,410	$11.33	3.4	$4,360

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2012 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on July 31, 2012. The total intrinsic value of stock options or SARs exercised in the three and six months ended July 31, 2012 was $0.3 million and $1.0 million, respectively. The total intrinsic value of stock options or SARs exercised in the three and six months ended July 31, 2011 was $0.1 million and $0.2 million, respectively. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2012 was $5.38.  The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2011 was $4.15 and $4.14, respectively.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended July 31, 2012, the Company withheld 7,000 shares for payment of these taxes at a value of $90,000. During the six months ended July 31, 2012, the Company withheld 26,000 shares for payment of these taxes at a value of $353,000.

At July 31, 2012, there was approximately $6.6 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2012 and the six months ended July 31, 2012:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2011	435	$10.02
Granted	174	9.32
Vested (1)	(178)	11.02
Forfeited	(17)	9.35
Restricted stock at January 31, 2012	414	$9.32
Granted	198	12.20
Vested (1)	(161)	10.00
Forfeited	(3)	10.46
Restricted stock at July 31, 2012	448	$10.34

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

Index

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2012, the Company withheld 30,000 shares for payment of these taxes at a value of $359,000. During the six months ended July 31, 2012, the Company withheld 35,000 shares for payment of these taxes at a value of $433,000.

Total unrecognized compensation cost related to RSUs was approximately $3.6 million as of July 31, 2012. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

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

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products in four geographic regions: North America, Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

License and subscription revenues are assigned to the geographic regions based on the proportion of commissions earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue:
North America (1)	$26,211	$25,204	$54,729	$50,484
EMEA	18,809	18,601	37,358	37,051
Asia Pacific	11,851	13,140	23,610	23,767
Latin America	4,098	5,012	8,980	10,058
	$60,969	$61,957	$124,677	$121,360

(1)
Sales into Canada accounted for 3% of North America total revenue in the three and six months ended July 31, 2012 and for 3% of North America total revenue for the three and six months ended July 31, 2011.

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

OVERVIEW

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a global provider of enterprise software applications, and related services and support. QAD provides enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. Over 2,500 global manufacturing companies use QAD software and we employ approximately 1,600 people worldwide. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

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

Despite continued global economic uncertainties and geopolitical concerns, we have continued to achieve profitability and positive cash flows from operations. Total revenue for the first six months of fiscal 2013 was $124.7 million, a $3.3 million, or 3%, increase from the first six months of fiscal 2012.  Cash flows from operations were $11.4 million for the first six months of fiscal 2013 compared to $13.3 million for the first six months of fiscal 2012.  Our headcount has increased 10% year over year due to hiring in the first quarter of fiscal 2013 and also due to our acquisition of DynaSys. Personnel expenses are the primary driver of our increase in expenses year over year. While our year-to-date financial metrics are positive, our revenue for the second quarter of fiscal 2013 was lower than our revenue for the first quarter of fiscal 2013. Due to the decrease in revenue in the second quarter compared to the first quarter of fiscal 2013, we have initiated cost containment measures across all discretionary spending categories and will monitor our costs in the second half of fiscal 2013.  Our business model and long-term results are not immune to a sustained economic downturn. The direction and relative strength of the global economy makes it difficult for us to forecast operating results and to make decisions about future investments.

Index

Net income was $2.8 million for the first six months of fiscal 2013 compared to $4.1 million for the first six months of fiscal 2012.  Net income for the first six months of fiscal 2013 was negatively impacted by a noncash mark-to-market adjustment of $0.9 million from an interest rate swap associated with the mortgage on our corporate headquarters.  We believe it is prudent to hedge the expected volatility of our variable rate mortgage. The swap fixes the interest rate to 4.31% over the entire term of the mortgage and effectively lowers our interest rate on the mortgage from 6.5%.

During the second quarter of fiscal 2013 we acquired DynaSys S.A., a French company with 40 employees that provides a supply chain planning solution which is complementary to our software.  Included in our second quarter results is $1.1 million of revenue and $1.2 million of costs attributable to DynaSys. We believe the DynaSys product, combined with our own software, will benefit many of our global customers striving to improve their supply chain effectiveness.

We have consistently focused on maintaining financial strength by preserving a strong balance sheet and managing costs. We ended the second quarter of fiscal 2013 with $73.8 million in cash and equivalents, down from $76.9 million at January 31, 2012.  The decrease in cash and equivalents was primarily driven by our recent acquisition funded entirely through cash on hand. In addition, we continue to make share repurchases and issue quarterly dividends.

We derive a significant portion of our revenue from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations.

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

Index

Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2012	$	%	July 31, 2011	July 31, 2012	$	%	July 31, 2011
(in thousands)
Revenue
License fees	$6,906	$(1,644)	-19%	$8,550	$14,771	$(123)	-1%	$14,894
Percentage of total revenue	11%			14%	12%			12%
Maintenance and other	33,886	(1,507)	-4%	35,393	68,406	(1,325)	-2%	69,731
Percentage of total revenue	56%			57%	55%			57%
Subscription fees	3,745	1,423	61%	2,322	6,968	2,438	54%	4,530
Percentage of total revenue	6%			4%	5%			4%
Professional services	16,432	740	5%	15,692	34,532	2,327	7%	32,205
Percentage of total revenue	27%			25%	28%			27%
Total revenue	$60,969	$(988)	-2%	$61,957	$124,677	$3,317	3%	$121,360

Total Revenue. Total revenue was $61.0 million and $62.0 million for the second quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, total revenue for the current quarter would have been approximately $63.6 million, representing a $1.6 million, or 3%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included an increase in our subscription and professional services revenue categories and a decrease in our license and maintenance and other revenue categories. Revenue outside the North America region as a percentage of total revenue was 57% for the second quarter of fiscal 2013, as compared to 59% in the second quarter of fiscal 2012.  Total revenue increased in our North America and EMEA regions offset by decreases in our Asia Pacific and Latin America regions during the second quarter of fiscal 2013 when compared to the same quarter last year. The acquisition of DynaSys added $1.1 million to total revenue in our EMEA region. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the second quarter of fiscal 2013 was approximately 26% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 17% in life sciences. In comparison, revenue by industry for the second quarter of fiscal 2012 was approximately 31% in automotive, 23% in consumer products and food and beverage, 33% in high technology and industrial products and 13% in life sciences. The increase in life sciences was primarily due to increased services revenue as license revenue remained fairly consistent during the second quarter of fiscal 2013 when compared to the same quarter last year. Automotive decreased due to both a lower amount of license deals and fewer services engagements quarter over quarter.

Total revenue was $124.7 million and $121.4 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, total revenue for the first six months of fiscal 2013 would have been approximately $128.3 million, representing a $6.9 million, or 6%, increase from the same period last year. When comparing categories within total revenue at constant rates, our first six months results included increases in all revenue categories. Revenue outside the North America region as a percentage of total revenue was 56% for the first six months of fiscal 2013, as compared to 58% in the same period of the prior fiscal year.  Total revenue increased in our North America region, remained relatively unchanged in our EMEA region and decreased in our Asia Pacific and Latin America regions during the first six months of fiscal 2013 when compared to the same six months last year.  Revenue by industry for the first six months of fiscal 2013 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for the first six months of fiscal 2012 was approximately 30% in automotive, 23% in consumer products and food and beverage, 34% in high technology and industrial products and 13% in life sciences. The increase in life sciences was primarily due to increased services revenue as license revenue remained fairly consistent during the first six months of fiscal 2013 when compared to the same period last year. Automotive decreased due to both a lower amount of license deals and fewer services engagements period over period.

Index

License Revenue.  License revenue was $6.9 million and $8.6 million for the second quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, license revenue for the current quarter would have been approximately $7.1 million, representing a $1.5 million, or 17%, decrease from the same period last year. Excluding $0.5 million of revenue recognized related to our DynaSys acquisition, license revenue decreased across all geographic regions in which we operate during the second quarter of fiscal 2013 when compared to the same quarter last year, which we believe is primarily a result of the slowdown in the global manufacturing economy. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2013, two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the second quarter of fiscal 2012 when three customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

License revenue was $14.8 million and $14.9 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, license revenue for the first six months of fiscal 2013 would have been approximately $15.1 million, representing a $0.2 million, or 1%, increase from the same period last year. Excluding $0.5 million of revenue recognized related to our DynaSys acquisition, license revenue increased in our North America and Asia Pacific regions offset by decreases in our EMEA and Latin America regions during the first six months of fiscal 2013 when compared to the same period last year. During the first six months of fiscal 2013, five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first six months of fiscal 2012 when six customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

Maintenance and Other Revenue. Maintenance and other revenue was $33.9 million and $35.4 million for the second quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, maintenance and other revenue for the current quarter would have been approximately $35.0 million, representing a $0.4 million, or 1%, decrease from the same period last year. Excluding $0.2 million of revenue recognized related to our DynaSys acquisition, maintenance and other revenue decreased across our North America, Asia Pacific and Latin America regions and increased in our EMEA region during the second quarter of fiscal 2013 when compared to the same quarter of the prior year. In the second quarter of fiscal 2012, we benefited from revenue recognized related to maintenance provided in previous periods where we had not met the required revenue recognition criteria until the period ended July 31, 2011.

Maintenance and other revenue was $68.4 million and $69.7 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, maintenance and other revenue for the first six months of fiscal 2013 would have been approximately $69.9 million, representing a $0.2 million, or 0.3%, increase from the same period last year. Excluding $0.2 million of revenue recognized related to our DynaSys acquisition, maintenance and other revenue increased in our EMEA region, was relatively flat in our North America region and decreased in our Latin America and Asia Pacific regions during the first six months of fiscal 2013 when compared to the same period last year.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate for the second quarter and the first six months of both fiscal 2013 and 2012 was in excess of 90%.

Subscription Revenue. Subscription revenue was $3.7 million and $2.3 million for the second quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, subscription revenue for the current quarter would have been $3.8 million, representing a $1.5 million, or 65%, increase from the same period last year.  Subscription revenue increased in our North America, EMEA and Asia Pacific regions and remained flat in our Latin America region during the second quarter of fiscal 2013 when compared to the same quarter last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  Currently, a majority of our On Demand sales are in the North America region. We expect the growth of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering.

Index

Subscription revenue was $7.0 million and $4.5 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, subscription revenue for the current period would have been unchanged at $7.0 million, representing a $2.5 million, or 56%, increase from the same period last year.  Subscription revenue increased in our North America, EMEA and Asia Pacific regions and remained flat in our Latin America region during the first six months of fiscal 2013 when compared to the same period last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  Currently, a majority of our On Demand sales are in the North America region. We expect the growth of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering.

Professional Services Revenue.  Professional services revenue was $16.4 million and $15.7 million for the second quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, professional services revenue for the second quarter of fiscal 2013 would have been approximately $17.6 million, representing a $1.9 million, or 12%, increase from the same period last year. Excluding $0.4 million of revenue recognized related to our DynaSys acquisition, professional services revenue increased in our North America, EMEA and Latin America regions offset by a decrease in our Asia Pacific region during the second quarter of fiscal 2013 when compared to the same quarter last year.  The increase in professional services revenue quarter over quarter can be attributed to a higher number of engagements in the second quarter of fiscal 2013 when compared to the same quarter last year.

Professional services revenue was $34.5 million and $32.2 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, professional services revenue for the first six months of fiscal 2013 would have been approximately $36.2 million, representing a $4.0 million, or 12%, increase from the same period last year. Excluding $0.4 million of revenue recognized related to our DynaSys acquisition, professional services revenue increased in our North America, EMEA and Latin America regions offset by a decrease in our Asia Pacific region during the first six months of fiscal 2013 when compared to the same period last year.  The increase in professional services revenue period over period can be attributed to a higher number of engagements in the first six months of fiscal 2013 when compared to the same period last year as well as the recognition of previously deferred revenue related to one customer contract of $1.3 million in the first quarter of fiscal 2013.  The costs related to this customer contract had been expensed in previous periods.

Total Cost of Revenue

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
(in thousands)	July 31, 2012	$	%	July 31, 2011	July 31, 2011	$	%	July 31, 2011
Cost of revenue
Cost of license fees	$832	$(172)	-17%	$1,004	$1,713	$(322)	-16%	$2,035
Cost of maintenance, subscription and other	10,341	1,274	14%	9,067	20,341	2,499	14%	17,842
Cost of professional services	15,846	(895)	-5%	16,741	31,584	(1,445)	-4%	33,029
Total cost revenue	$27,019	$207	1%	$26,812	$53,638	$732	1%	$52,906

Percentage of revenue	44%			43%	43%			44%

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

Index

Total cost of revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $27.0 million for the second quarter of fiscal 2013 and $26.8 million for the second quarter of fiscal 2012, and as a percentage of total revenue was 44% and 43% for the second quarter of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, total cost of revenue for the second quarter of fiscal 2013 would have been approximately $28.6 million, representing an increase of $1.8 million, or 7%. The non-currency related increase in cost of revenue of $1.8 million for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to higher hosting costs and higher personnel costs associated with higher subscription revenue, as well as higher third-party contractor costs associated with higher professional services revenues.

Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $53.6 million for the first six months of fiscal 2013 and $52.9 million for the first six months of fiscal 2012, and as a percentage of total revenue was 43% and 44% for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, total cost of revenue for the first six months of fiscal 2012 would have been approximately $55.8 million, representing an increase of $2.9 million, or 5%. The non-currency related increase in cost of revenue of $2.9 million for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to higher hosting costs and higher personnel costs associated with higher subscription revenue, as well as higher third-party contractor costs associated with higher professional services revenues.

Cost of License Fees.  Cost of license fees was $0.8 million and $1.0 million for the second quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of license fees for the second quarter of fiscal 2013 would have been $0.9 million, representing a decrease of $0.1 million, or 10%. The non-currency related decrease in cost of license fees of $0.1 million for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was due to lower license royalties associated with lower license revenue. Cost of license fees as a percentage of license revenue was consistent at 12% for each of the second quarters of fiscal 2013 and fiscal 2012.

Cost of license fees was $1.7 million and $2.0 million for the first six months of fiscal 2013 and 2012. Holding foreign currency exchange rates constant to fiscal 2012, cost of license fees for the first six months of fiscal 2013 would have been unchanged at $1.7 million, representing a decrease of $0.3 million, or 15%. The non-currency related decrease in cost of license fees of $0.3 million for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was due to lower license royalties and lower amortization of capitalized software costs.  Cost of license fees as a percentage of license revenue was 12% and 14% for the first six months of fiscal 2013 and fiscal 2012, respectively.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $10.3 million and $9.1 million for the second quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of maintenance, subscription and other for the second quarter of fiscal 2013 would have been approximately $10.7 million, representing an increase of $1.6 million, or 18%. The non-currency related increase in cost of maintenance, subscription and other of $1.6 million for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to higher subscription costs, which included higher personnel costs of $0.9 million as a result of higher headcount of approximately 25 people and higher hosting costs of $0.3 million. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues were 27% and 24% for the second quarters of fiscal 2013 and fiscal 2012, respectively.  The increase is attributable to subscription costs increasing at a higher rate than revenue primarily due to increased costs related to transitioning customers to On Demand.

Cost of maintenance, subscription and other was $20.3 million and $17.8 million for the first six months of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of maintenance, subscription and other for the first six months of fiscal 2013 would have been approximately $20.9 million, representing an increase of $3.1 million, or 17%. The non-currency related increase in cost of maintenance, subscription and other of $3.1 million for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to higher subscription costs, which included higher personnel costs of $1.6 million as a result of higher headcount of approximately 25 people and higher hosting costs of $0.4 million. Cost of maintenance, subscription and other as a percentage of maintenance and other and subscription fees revenues were 27% and 24% in the first six months of fiscal 2013 and fiscal 2012, respectively. The increase is attributable to subscription costs increasing at a higher rate than revenue primarily due to increased costs related to transitioning customers to On Demand.

Index

Cost of Professional Services.  Cost of professional services was $15.8 million and $16.7 million for the second quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of professional services for the second quarter of fiscal 2013 would have been approximately $17.0 million, representing an increase of $0.3 million, or 2%. The non-currency related increase in cost of professional services of $0.3 million for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was due primarily to higher third-party contractor costs of $0.7 million partially offset by lower services personnel costs of $0.2 million and lower bonuses of $0.2 million.  Cost of professional services as a percentage of professional services revenues was 96% and 107% for the second quarters of fiscal 2013 and fiscal 2012, respectively.

Cost of professional services was $31.6 million and $33.0 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of professional services for the first six months of fiscal 2013 would have been approximately $33.1 million, representing an increase of $0.1 million, or 0.3%. The non-currency related increase in cost of professional services of $0.1 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was due primarily to higher third-party contractor costs of $1.0 million partially offset by lower services personnel costs of $0.5 million and lower severance of $0.2 million. Cost of professional services as a percentage of professional services revenues was 91% and 103% for the first six months of fiscal 2013 and fiscal 2012 respectively.

Sales and Marketing

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2012	$	%	July 31, 2011	July 31, 2011	$	%	July 31, 2011
(in thousands)
Sales and marketing	$14,747	$883	6%	$13,864	$30,243	$1,890	7%	$28,353
Percentage of revenue	24%			22%	25%			23%

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

Sales and marketing expense was $14.7 million and $13.9 million for the second quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, sales and marketing expense for the second quarter of fiscal 2013 would have been approximately $15.5 million, representing an increase of $1.6 million, or 12%. The non-currency related increase in sales and marketing expense of $1.6 million for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to higher personnel costs of $1.2 million as a result of higher headcount of approximately 40 people, higher travel costs of $0.3 million, higher commissions of $0.2 million and higher costs related to our annual Explore customer event of $0.2 million partially offset by lower bonuses of $0.3 million.

Sales and marketing expense was $30.2 million and $28.4 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, sales and marketing expense for the first six months of fiscal 2013 would have been approximately $31.2 million, representing an increase of $2.8 million, or 10%. The non-currency related increase in sales and marketing expense of $2.8 million for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to higher personnel costs of $1.4 million as a result of higher headcount of approximately 40 people, higher travel costs of $0.6 million, higher professional fees of $0.2 million, higher sales agent fees of $0.2 million and higher costs related to our annual Explore customer event of $0.2 million.

Index

Research and Development

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
(in thousands)	July 31, 2012	$	%	July 31, 2011	July 31, 2011	$	%	July 31, 2011
Research and development	$9,210	$(27)	0%	$9,237	$18,744	$1,024	6%	$17,720
Percentage of revenue	15%			15%	15%			15%

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

Research and development expense was consistent at $9.2 million for the second quarters of fiscal 2013 and fiscal 2012. Holding foreign currency exchange rates constant to fiscal 2012, research and development expense for the second quarter of fiscal 2013 would have been approximately $9.6 million, representing an increase of $0.4 million, or 4%. The non-currency related increase in research and development expense of $0.4 million for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to higher personnel expenses of $0.6 million as a result of higher headcount of approximately 30 people, primarily due to increased internationalization efforts and the incremental increase in headcount as a result of the DynaSys acquisition.

Research and development expense was $18.7 million and $17.7 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, research and development expense for the first six months of fiscal 2013 would have been approximately $19.2 million, representing an increase of $1.5 million, or 8%. The non-currency related increase in research and development expense of $1.5 million for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to higher personnel expenses of $1.1 million as a result of higher headcount of approximately 30 people, primarily due to increased internationalization efforts and the incremental increase in headcount as a result of the DynaSys acquisition as well as lower joint development income of $0.5 million.  These increases were partially offset by lower bonuses of $0.2 million.

Included as a reduction of research and development expense for the first two quarters of fiscal 2013 was joint development income of $0.5 million per quarter related to a project which will conclude in the third quarter of fiscal 2013.  We expect to recognize $0.3 million of income from this project in the third quarter. As part of our vertical focus we regularly seek to engage in joint development arrangements with our customers in order to enhance specific functionality and industry experience, although the number and size of joint development arrangements may fluctuate.

General and Administrative

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2012	$	%	July 31, 2011	July 31, 2011	$	%	July 31, 2011
(in thousands)
General and administrative	$8,435	$1,038	14%	$7,397	$16,540	$1,430	9%	$15,110
Percentage of revenue	14%			12%	13%			12%

Index

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

General and administrative expense was $8.4 million and $7.4 million for the second quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, general and administrative expense for the second quarter of fiscal 2013 would have been approximately $8.7 million, representing an increase of $1.3 million, or 18%. The non-currency related increase in general and administrative expense of $1.3 million for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to an internal system upgrade project of $0.4 million, higher stock compensation expense of $0.3 million and higher personnel expenses of $0.2 million. In addition, the second quarter of fiscal 2013 included professional fees of $0.2 million related to the DynaSys acquisition.

General and administrative expense was $16.5 million and $15.1 million for the first six months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, general and administrative expense for the first six months of fiscal 2013 would have been approximately $16.8 million, representing an increase of $1.7 million, or 11%. The non-currency related increase in general and administrative expense of $1.7 million for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to an internal system upgrade project of $0.9 million, higher personnel expenses of $0.2 million and higher stock compensation expense of $0.2 million. Fiscal 2013 included professional fees of $0.2 million related to the DynaSys acquisition.

Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
(in thousands)	July 31, 2012	$	%	July 31, 2011	July 31, 2012	$	%	July 31, 2011
Other (income) expense
Interest income	$(164)	$(18)	-12%	$(146)	$(327)	$(45)	-16%	$(282)
Interest expense	330	43	15%	287	616	59	11%	557
Other (income) expense, net	92	448	126%	(356)	538	76	16%	462
Total other (income) expense	$258	$473	220%	$(215)	$827	$90	12%	$737
Percentage of revenue	1%			0%	1%			1%

Net other (income) expense was $0.3 million and $(0.2) million for the second quarters of fiscal 2013 and fiscal 2012, respectively. The unfavorable change is primarily related to the change in the fair value of the interest rate swap entered into during the second quarter of fiscal 2013 of $0.9 million partially offset by higher foreign exchange gains of $(0.2) million and a government subsidy paid to one of our subsidiaries of $(0.2) million in the second quarter of fiscal 2013.

Net other (income) expense was $0.8 million and $0.7 million for the first six months of fiscal 2013 and 2012, respectively. The unfavorable change is primarily related to the change in the fair value of the interest rate swap entered into during the second quarter of fiscal 2013 of $0.9 million partially offset by lower foreign exchange losses of $(0.6) million and a government subsidy paid to one of our subsidiaries of $(0.2) million in the second quarter of fiscal 2013.

Interest rate swap valuations and foreign exchange gains and losses are subject to changes which are inherently unpredictable.

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2012	$	%	July 31, 2011	July 31, 2012	$	%	July 31, 2011
(in thousands)
Income tax expense	$341	$(1,451)	-81%	$1,792	$1,882	$(562)	-23%	$2,444
Percentage of revenue	1%			3%	2%			2%
Effective tax rate	26%			37%	40%			37%

Index

We recorded income tax expense of $0.3 million and $1.8 million in the second quarter of fiscal 2013 and fiscal 2012, respectively. Our effective tax rate decreased to 26% during the second quarter of fiscal 2013 compared to 37% for the same period in the prior year. The lower effective tax rate was primarily due to a smaller equity compensation shortfall in the current quarter compared to the same period in the prior year. Shortfalls result when the estimated equity compensation recorded on the books is greater than the actual tax deduction.

We recorded income tax expense of $1.9 million and $2.4 million for the first six months of fiscal 2013 and 2012, respectively.  Our effective tax rate increased to 40% from 37% for the same period in the prior year. We expect our full year tax rate to be approximately 40%.

The Company benefits from operating in foreign locations, such as Ireland, due to the lower statutory income tax rate relative to the U.S. federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of licenses, maintenance, subscription and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures and to invest in our growth initiatives, which include acquisitions of products, technology and businesses, as well as payments of dividends or stock repurchases.  Due to the slowdown in the global manufacturing economy and lower second quarter revenue in comparison to the first quarter, we have initiated cost containment measures across our discretionary spending categories.

At July 31, 2012, our principal sources of liquidity were cash and equivalents totaling $73.8 million and net accounts receivable of $36.3 million. At July 31, 2012, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2012 and as of January 31, 2012. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness.  Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2013.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of July 31, 2012 the portion of our cash and equivalents held by or invested through Bank of America was approximately 80%.  The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in US Treasury and government securities.  The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $61.6 million and $58.9 million as of July 31, 2012 and January 31, 2012, respectively.  If these funds are needed for our operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds.  However, our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S.

Index

The following table summarizes our cash flows for the six months ended July 31, 2012 and 2011, respectively.

(in thousands)	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011
Net cash provided by operating activities	$11,373	$13,307
Net cash used in investing activities	(6,939)	(2,073)
Net cash used in financing activities	(6,514)	(1,162)
Effect of foreign exchange rates on cash and equivalents	(1,004)	1,490
Net (decrease) increase in cash and equivalents	$(3,084)	$11,562

Net cash flows provided by operating activities was $11.4 million for the first six months of fiscal 2013 compared to $13.3 million for the first six months of fiscal 2012. The $1.9 million decrease in net cash flows provided by operating activities was due primarily to the negative cashflow effect of changes in deferred revenue and other liabilities of $4.0 million and the negative cashflow effect of changes in net income of $1.3 million partially offset by the positive cashflow effect of changes in accounts receivable and accounts payable of $4.3 million.

During the second quarter of fiscal 2013, we acquired DynaSys S.A., a French company with a supply chain planning solution that is complementary to our software. The total purchase price was $4.7 million, net of acquired cash of $2.8 million, and was funded entirely with cash on hand.

Capital expenditures were $2.0 million for both the first six months of fiscal 2013 and the first six months of fiscal 2012.  Capital expenditures related primarily to purchases of computer equipment and leasehold improvements in both periods. We expect capital expenditures in the second half of fiscal 2013 to remain fairly consistent with the first half of fiscal 2013. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Dividend-related payments for the first six months of fiscal 2013 totaled $1.8 million compared to $0.6 million in the same period of fiscal 2012. Our dividend program allows shareholders the choice of stock or cash. The number of shares issued to holders of record as a stock dividend is calculated based on the average closing price of QAD’s Class A common stock for the three trading days immediately following the election deadline. On September 22, 2011, we announced that our Board of Directors approved a 20 percent increase in our quarterly dividend to $0.072 per share of Class A common stock and $0.060 per share of Class B common stock. The Board of Directors evaluates our ability to continue to pay dividends on a quarterly basis.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase program which authorizes management to purchase up to one million shares of the Company's Class A and/or Class B shares of common stock through open market transactions. The plan may be suspended or discontinued at any time. During the first six months of fiscal 2013 we repurchased 266,000 and 30,000 shares of Class A and Class B common stock, respectively, for total consideration of $3.9 million. There was no stock repurchase-related activity during the first six months of fiscal 2012.  Since inception of the plan in October of 2011 we have repurchased 601,000 and 71,000 shares of Class A and Class B common stock, respectively, for total consideration of $8.2 million.  The remaining number of shares available for purchase under the plan was 328,000 at July 31, 2012.

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

DSO under the countback method was 52 days at both July 31, 2012 and January 31, 2012, compared to 57 days at July 31, 2011. The decrease in DSO under the count-back method as of July 31, 2012, when compared to July 31, 2011, was related to improved cash collections as a percent of our available accounts receivable balance. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 54 days at July 31, 2012, compared to 89 days at January 31, 2012 and 61 days at July 31, 2011.  We believe our reserve methodology is adequate and our reserves are properly stated as of July 31, 2012. We will continue to monitor our receivables.

Index

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2012 was disclosed in our fiscal 2012 10-K.  During the six months ended July 31, 2012 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business, except as described below.

Note Payable

In July 2004 we entered into a loan agreement (the “2004 Mortgage”) with Rabobank, N.A. The 2004 Mortgage had an original principal amount of $18.0 million and bore interest at a fixed rate of 6.5%. The 2004 Mortgage was secured by our headquarters located in Santa Barbara, California. The terms of the 2004 Mortgage provided for us to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The 2004 Mortgage was scheduled to mature in July 2014. The 2004 mortgage was refinanced on May 30, 2012 as described below.  The unpaid balance as of the date of the refinance was $16.1 million.

Effective May 30, 2012, we entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance the 2004 Mortgage.  The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%.  One month LIBOR was 0.25% at July 31, 2012.  The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California.  In conjunction with the 2012 Mortgage, we entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for us to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2012 was $16.0 million.

Credit Facility

On July 8, 2011, we entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a one-year commitment through July 15, 2012 for a $20 million line of credit for working capital or other business needs. We will pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one month LIBOR plus 0.75%. On July 13, 2012, we entered into an amendment to the Facility. The amendment extended the maturity of the Facility from July 15, 2012 to July 15, 2014. The amendment did not provide for any change in the interest rate or debt covenants.

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At July 31, 2012, the effective borrowing rate would have been 1.0%.

Index

As of July 31, 2012, there were no borrowings under the Facility and we were in compliance with the financial covenants.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real, Australian dollar and Japanese yen. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of July 31, 2012.

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

For the six months ended July, 2012 and 2011, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for the six months ended July 31, 2012 and 2011. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 10% (our expenses would be adversely affected by approximately 5% of total expenses, partially offset by a positive effect on our revenue of approximately 4% of total revenue).

For the six months ended July 31, 2012 and 2011, foreign currency transaction and remeasurement (gains) losses totaled $(9,000) and $546,000, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $0.9 million and our income before taxes would be adversely affected by approximately 20%.

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

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%.  In conjunction with loan agreement we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%.  Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of July 31, 2012 there were no borrowings under our unsecured line of credit.  Based on an interest rate sensitivity analysis of our cash and equivalents we estimate a 10% adverse change in interest rates from the 2012 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Index

Our interest rate swap is accounted for using mark-to-market accounting.  Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis to assess the impact of hypothetical changes in interest rates. Based upon the results of the analysis a 10% adverse change in interest rates from the July 31, 2012, rates would cause a $1.9 million reduction in our results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the three months ended July 31, 2012 was as follows:

Period	Shares Repurchased Class A	Average Price per Share Class A	Shares Repurchased Class B	Average Price per Share Class B	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

May 1 through May 31, 2012
Shares repurchased	37,272	$12.14	3,429	$11.94	40,701	448,004
June 1 through June 30, 2012
Shares repurchased	57,313	$13.01	4,481	$12.85	61,794	386,210
July 1 through July 31, 2012
Shares repurchased	54,706	$13.90	3,709	$13.58	58,415	327,795
Total	149,291		11,619		160,910

(1)	On September 22, 2011, the Company announced a share repurchase plan. A total of one million shares may be repurchased under the plan.The plan may be suspended or discontinued at any time.

Index

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: September 7, 2012	By	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)