Form 10-Q
period 2012-10-31
QAD INC
filed 2012-12-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

As of November 30, 2012, there were 12,492,536 shares of the Registrant’s Class A common stock outstanding and 3,154,935 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31,	January 31,
	2012	2012
Assets
Current assets:
Cash and equivalents	$69,702	$76,927
Accounts receivable, net	40,259	64,757
Deferred tax assets, net	4,364	4,355
Other current assets	10,457	11,853
Total current assets	124,782	157,892
Property and equipment, net	32,840	33,139
Capitalized software costs, net	2,435	583
Goodwill	8,911	6,412
Deferred tax assets, net	17,393	17,285
Other assets, net	4,111	2,834
Total assets	$190,472	$218,145
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$377	$321
Accounts payable	7,622	9,724
Deferred revenue	71,031	93,871
Other current liabilities	29,035	31,099
Total current liabilities	108,065	135,015
Long-term debt	15,567	15,813
Other liabilities	6,195	5,302
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,148,131 shares and 14,146,418 shares at October 31, 2012 and January 31, 2012, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,819 shares and 3,536,609 shares at October 31, 2012 and January 31, 2012, respectively	4	4
Additional paid-in capital	148,950	148,993
Treasury stock, at cost (2,002,224 shares and 1,804,137 shares at October 31, 2012 and January 31, 2012, respectively)	(29,906)	(27,968)
Accumulated deficit	(48,989)	(48,974)
Accumulated other comprehensive loss	(9,428)	(10,054)
Total stockholders’ equity	60,645	62,015
Total liabilities and stockholders’ equity	$190,472	$218,145

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Revenue:
License fees	$6,996	$7,216	$21,767	$22,110
Maintenance and other	34,799	34,011	103,205	103,742
Subscription fees	3,815	2,283	10,783	6,813
Professional services	16,099	17,223	50,631	49,428
Total revenue	61,709	60,733	186,386	182,093

Costs of revenue:
License fees	969	1,248	2,682	3,283
Maintenance, subscription and other	10,018	8,841	30,359	26,683
Professional services	15,544	16,066	47,128	49,095
Total cost of revenue	26,531	26,155	80,169	79,061

Gross profit	35,178	34,578	106,217	103,032

Operating expenses:
Sales and marketing	14,747	13,974	44,990	42,327
Research and development	9,697	8,811	28,441	26,531
General and administrative	7,654	7,495	24,194	22,605
Total operating expenses	32,098	30,280	97,625	91,463

Operating income	3,080	4,298	8,592	11,569

Other (income) expense:
Interest income	(139)	(188)	(466)	(470)
Interest expense	159	305	775	862
Other (income) expense, net	376	(41)	914	421
Total other expense, net	396	76	1,223	813

Income before income taxes	2,684	4,222	7,369	10,756
Income tax expense	859	1,212	2,741	3,656

Net income	$1,825	$3,010	$4,628	$7,100

Basic net income per share
Class A	$0.12	$0.19	$0.30	$0.46
Class B	$0.10	$0.16	$0.25	$0.38
Diluted net income per share
Class A	$0.12	$0.19	$0.29	$0.44
Class B	$0.10	$0.15	$0.25	$0.37

Comprehensive income:

Foreign currency translation adjustment, net of tax	556	(260)	626	(787)
Total comprehensive income	$2,381	$2,750	$5,254	$6,313

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2012	2011

Cash flows from operating activities:
Net income	$4,628	$7,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,639	3,635
Provision for doubtful accounts and sales adjustments	324	586
Change in fair value of interest rate swap	745	—
Stock compensation expense	3,606	3,502
Excess tax benefits from share-based payment arrangements	(171)	(24)
Other, net	2	(152)
Changes in assets and liabilities:
Accounts receivable	24,514	24,704
Other assets	1,212	2,128
Accounts payable	(2,552)	(3,832)
Deferred revenue	(22,975)	(22,490)
Other liabilities	(2,249)	(2,105)
Net cash provided by operating activities	10,723	13,052
Cash flows from investing activities:
Purchase of property and equipment	(2,534)	(2,593)
Acquisition of business, net of cash acquired	(4,713)	(107)
Capitalized software costs	(374)	(167)
Other	—	21
Net cash used in investing activities	(7,621)	(2,846)
Cash flows from financing activities:
Repayments of debt	(214)	(226)
Tax payments, net of proceeds, related to stock awards	(1,114)	(642)
Excess tax benefits from share-based payment arrangements	171	24
Repurchase of common stock	(6,025)	(569)
Cash dividends paid	(2,763)	(1,431)
Net cash used in financing activities	(9,945)	(2,844)

Effect of exchange rates on cash and equivalents	(382)	417

Net (decrease) increase in cash and equivalents	(7,225)	7,779

Cash and equivalents at beginning of period	76,927	67,276

Cash and equivalents at end of period	$69,702	$75,055

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$1,087	$1,126
Dividends paid in stock	500	1,366

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2012 are not necessarily indicative of the results to be expected for the year ending January 31, 2013.

2.	COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income	$1,825	$3,010	$4,628	$7,100
Less: Dividends declared	(1,060)	(1,120)	(3,247)	(3,001)
Undistributed net income	$765	$1,890	$1,381	$4,099

Net income per share – Class A Common Stock
Dividends declared	$873	$930	$2,683	$2,489
Allocation of undistributed net income	630	1,569	1,139	3,399
Net income attributable to Class A common stock	$1,503	$2,499	$3,822	$5,888

Weighted average shares of Class A common stock outstanding—basic	12,561	12,975	12,634	12,892
Weighted average potential shares of Class A common stock	455	407	473	394
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,016	13,382	13,107	13,286

Basic net income per Class A common share	$0.12	$0.19	$0.30	$0.46
Diluted net income per Class A common share	$0.12	$0.19	$0.29	$0.44

Net income per share – Class B Common Stock
Dividends declared	$187	$190	$564	$512
Allocation of undistributed net income	135	321	242	700
Net income attributable to Class B common stock	$322	$511	$806	$1,212

Weighted average shares of Class B common stock outstanding—basic	3,157	3,203	3,163	3,194
Weighted average potential shares of Class B common stock	103	98	109	98
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,260	3,301	3,272	3,292

Basic net income per Class B common share	$0.10	$0.16	$0.25	$0.38
Diluted net income per Class B common share	$0.10	$0.15	$0.25	$0.37

Index

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”). The Company’s unvested RSUs, unexercised stock options and unexercised SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise.

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Class A	2,484	2,190	2,289	2,142
Class B	384	463	369	486

3.	FAIR VALUE MEASUREMENTS

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

The following table sets forth the financial assets and liabilities, measured at fair value, as of October 31, 2012 and January 31, 2012:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of October 31, 2012	$47,923	$—	$—
Money market mutual funds as of January 31, 2012	$48,242	$—	$—
Liability related to interest rate swap as of October 31, 2012	$—	$(745)	$—

Index

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $21.8 million and $28.7 million as of October 31, 2012 and January 31, 2012, respectively.

There have been no transfers between fair value measurement levels during the nine months ended October 31, 2012.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to variability in the one-month LIBOR rate for its floating rate debt described in Note 7 “Debt” within these Notes to Condensed Consolidated Financial Statements.  The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Income and Comprehensive Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at October 31, 2012 and January 31, 2012 were as follows (in thousands):

	Asset/(Liability) Derivative
		Fair Value
	Balance Sheet Location	October 31, 2012	January 31, 2012
Derivative instrument:
Interest rate swap	Other liabilities	$(745)	$—
Total		$(745)	$—

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for both the three and nine months ended October 31, 2012 was $0.1 million and ($0.7) million, respectively.

4.	BUSINESS COMBINATIONS

On June 6, 2012, the Company acquired all of the outstanding stock of DynaSys S.A. ("DynaSys"), a provider of demand planning software solutions.  DynaSys was founded in 1985 and is headquartered in Strasbourg, France. The total purchase price of $7.5 million was paid in cash on June 6, 2012. In connection with the acquisition, the Company placed $0.6 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the terms of the stock purchase agreement. Any remaining funds will be disbursed to DynaSys’ former shareholders six months after the acquisition date.  The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth.

Index

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

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2012 and January 31, 2012 were as follows:

	October 31,	January 31,
	2012	2012
	(in thousands)
Capitalized software costs:
Acquired software technology	$1,903	$—
Capitalized software development costs	1,242	1,194
	3,145	1,194
Less accumulated amortization	(710)	(611)
Capitalized software costs, net	$ $ 2,435	$583

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

Amortization of capitalized software costs was $0.2 million and $0.4 million for the three and nine months ended October 31, 2012, respectively. For the three and nine months ended October 31, 2011, amortization of capitalized software costs was $0.1 million and $0.5 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Index

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of October 31, 2012:

Fiscal Years	(in thousands)
2013 remaining	$178
2014	694
2015	565
2016	490
2017	381
Thereafter	127
$2,435

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2012, were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2012	$22,020	$(15,608)	$6,412
Impact of foreign currency translation	143	—	143
DynaSys acquisition	2,356	—	2,356
Balance at October 31, 2012	$24,519	$(15,608)	$8,911

Additions to goodwill relate to the Company’s second quarter fiscal 2013 acquisition of DynaSys due to the excess purchase price over the estimated fair value of acquired net assets. For further explanation of the DynaSys acquisition, see Note 4 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements.

The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2012 that would cause the Company to test goodwill for impairment.

Intangible Assets

	October 31,	January 31,
	2012	2012
	(in thousands)

Amortizable intangible assets
Customer relationships	$1,480	$—
Trade name	317	—
	1,797	—
Less: accumulated amortization	(150)	—
Net amortizable intangible assets	$1,647	$—

The Company’s intangible assets as of October 31, 2012 are related to the DynaSys acquisition completed in the second quarter of fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2012, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $88,000 and $145,000 for the three and nine months ended October 31, 2012 respectively. For the three and nine months ended October 31, 2011, amortization of intangible assets was zero and $14,000, respectively. Amortization of intangible assets is included in “General and administrative” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of October 31, 2012:

Index

Fiscal Years	(in thousands)
2013 remaining	$90
2014	359
2015	359
2016	359
2017	360
Thereafter	120
$1,647

7.	DEBT

	October 31,	January 31,
	2012	2012
	(in thousands)
Note payable	$15,944	$16,134
Less current maturities	(377)	(321)
Long-term debt	$15,567	$15,813

Note Payable

In July 2004, QAD Ortega Hill, LLC, a limited liability company wholly owned by QAD Inc. (“QAD Ortega Hill, LLC”), entered into a loan agreement (the “2004 Mortgage”) with Rabobank, N.A. The 2004 Mortgage had an original principal amount of $18.0 million and bore interest at a fixed rate of 6.5%. The 2004 Mortgage was secured by the Company’s headquarters located in Santa Barbara, California. The terms of the 2004 Mortgage provided for QAD Ortega Hill, LLC to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The 2004 Mortgage was scheduled to mature in July 2014 and was refinanced on May 30, 2012 as described below. The unpaid balance as of the date of the refinance was $16.1 million.

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance the 2004 Mortgage.  The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one-month LIBOR rate plus 2.25%.  One month LIBOR was 0.21% at October 31, 2012.  The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California.  In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2012 was $15.9 million.

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

Index

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At October 31, 2012, the effective borrowing rate would have been 1.0%.

As of October 31, 2012, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

8.	INCOME TAXES

The total amount of unrecognized tax benefits was $2.5 million at October 31, 2012. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits, an estimated $0.2 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2012, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008, 2009, 2010 and 2011 and in California for fiscal years ended 2004 and 2005.

9.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends declared and/or paid by the Company during fiscal 2013:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Shares Issued
12/2/2012	12/18/2012	12/28/2012	$ 0.288	$ 0.240
9/5/2012	11/27/2012	12/28/2012	$ 0.072	$ 0.060
6/12/2012	8/28/2012	10/9/2012	$ 0.072	$ 0.060	$ 922,000	13,000	$ 166,000
3/20/2012	6/4/2012	7/16/2012	$ 0.072	$ 0.060	$ 893,000	15,000	$ 206,000
12/14/2011	3/13/2012	4/23/2012	$ 0.072	$ 0.060	$ 948,000	12,000	$ 128,000

Shares issued in payment of these dividends were issued out of treasury stock.

Stock Repurchase Activity

In September 2011, the Company’s Board of Directors approved a stock repurchase plan. A total of one million shares may be repurchased under the plan and it may be suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases or pursuant to the Company’s Rule 10b5-1 plan. Since the inception of the plan the Company has repurchased 746,000 and 87,000 shares of the Company’s Class A and Class B common stock, respectively, for total cash consideration of $10.3 million including fees.

In fiscal 2013, the Company repurchased 411,000 shares and 46,000 shares of the Company’s Class A and Class B common stock, respectively. The average share price was $13.21 and $13.06 for Class A and Class B stock, respectively, for total cash consideration of $6.0 million including fees. A total of 167,000 shares remain available for purchase under the plan as of October 31, 2012.

Index

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

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of maintenance, subscription and other revenue	$48	$47	$155	$155
Cost of professional services	124	136	375	435
Sales and marketing	209	230	646	666
Research and development	166	171	516	526
General and administrative	592	644	1,914	1,720
Total stock-based compensation expense	$1,139	$1,228	$3,606	$3,502

Option/SAR Information

The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2012 and 2011 are shown in the following table:

	Nine Months Ended October 31,
	2012	2011
Expected life in years (1)	4.61	3.81
Risk free interest rate (2)	0.69%	1.16%
Volatility (3)	61%	66%
Dividend rate (4)	2.25%	2.38%

(1)
The expected life of SARs granted under the stock-based compensation plans is based on historical vested stock option and SAR exercise and post-vesting forfeiture patterns and includes an estimate of the expected term for stock options and SARs that were fully vested and outstanding.

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ending on October 31, 2012.

Index

The following table summarizes the activity for outstanding stock options and SARs for the fiscal year ended January 31, 2012 and the nine months ended October 31, 2012:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2011	2,653	$11.33
Granted	502	10.28
Exercised	(164)	8.08
Expired	(46)	14.28
Forfeited	(74)	9.26
Outstanding at January 31, 2012	2,871	$11.34
Granted	570	12.90
Exercised	(226)	8.21
Expired	(219)	22.37
Forfeited	(23)	9.50
Outstanding at October 31, 2012	2,973	$11.07	5.0	$5,513
Vested and expected to vest at October 31, 2012 (1)	2,905	$11.08	4.9	$5,405
Vested and exercisable at October 31, 2012	1,496	$11.25	3.3	$3,172

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2012 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on October 31, 2012. The total intrinsic value of stock options or SARs exercised in the three and nine months ended October 31, 2012 was $0.1 million and $1.1 million, respectively. The total intrinsic value of stock options or SARs exercised in the three and nine months ended October 31, 2011 was zero and $0.2 million, respectively. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2012 was $4.83 and $5.37, respectively.  The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2011 was $4.60 and $4.16, respectively.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended October 31, 2012, the Company withheld 4,000 shares for payment of these taxes at a value of $51,000. During the nine months ended October 31, 2012, the Company withheld 30,000 shares for payment of these taxes at a value of $404,000.

At October 31, 2012, there was approximately $5.9 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

Index

The following table summarizes the activity for RSUs for the fiscal year ended January 31, 2012 and the nine months ended October 31, 2012:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock at January 31, 2011	435	$10.02
Granted	174	9.32
Vested (1)	(178)	11.02
Forfeited	(17)	9.35
Restricted stock at January 31, 2012	414	$9.32
Granted	201	12.20
Vested (1)	(223)	9.84
Forfeited	(5)	10.98
Restricted stock at October 31, 2012	387	$10.49

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2012, the Company withheld 22,000 shares for payment of these taxes at a value of $276,000. During the nine months ended October 31, 2012, the Company withheld 57,000 shares for payment of these taxes at a value of $710,000.

Total unrecognized compensation cost related to RSUs was approximately $3.2 million as of October 31, 2012. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products in four geographic regions: North America; Europe, Middle East and Africa (“EMEA”); Asia Pacific and Latin America. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico.

License and subscription revenues are assigned to the geographic regions based on the proportion of commissions earned by each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

Index

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue:
North America (1)	$26,305	$25,613	$81,034	$76,097
EMEA	18,674	18,631	56,032	55,682
Asia Pacific	11,933	12,027	35,543	35,794
Latin America	4,797	4,462	13,777	14,520
	$61,709	$60,733	$186,386	$182,093

(1)
Sales into Canada accounted for 3% of North America total revenue in the three and nine months ended October 31, 2012 and for 3% of North America total revenue for the three and nine months ended October 31, 2011.

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

QAD’s enterprise resource planning (“ERP”) suite is QAD Enterprise Applications, which is also known as MFG/PRO. QAD Enterprise Applications supports the core business processes of our global manufacturing customers and includes the following functional areas: financials, customer management, manufacturing, supply chain, demand planning, service and support, enterprise asset management, transportation management and analytics.

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

Total revenue for the first nine months of fiscal 2013 was $186.4 million, a $4.3 million, or 2%, increase from the first nine months of fiscal 2012.  Cash flows from operations were $10.7 million for the first nine months of fiscal 2013 compared to $13.1 million for the first nine months of fiscal 2012.  Our headcount has increased 6% year over year due to hiring in the first half of fiscal 2013 and also due to our acquisition of DynaSys S.A. in the second quarter of fiscal 2013. Personnel costs are the primary driver of our increase in expenses year over year. As a result of the effect of the slowdown in economic activity in our target markets, we implemented cost containment measures across all discretionary spending during the third quarter of fiscal 2013. Given the uncertainty in the economy, we are continuing to monitor our costs during the remainder of fiscal 2013.

Index

Net income was $4.6 million for the first nine months of fiscal 2013 compared to $7.1 million for the first nine months of fiscal 2012.  Net income for the first nine months of fiscal 2013 was negatively impacted by higher personnel costs due to higher headcount of approximately 90 people.

We have consistently focused on maintaining financial strength by preserving a strong balance sheet and managing costs. We ended the third quarter of fiscal 2013 with $69.7 million in cash and equivalents, down from $76.9 million at January 31, 2012.  The decrease in cash and equivalents was primarily driven by stock repurchases, our acquisition of DynaSys and quarterly dividend payments.

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

Revenue

	Three Months	Increase (Decrease) Compared to Prior		Three Months	Nine Months	Increase (Decrease) Compared to Prior		Nine Months
	Ended	Period		Ended	Ended	Period		Ended
	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
(in thousands)
Revenue
License fees	$6,996	$(220)	-3%	$7,216	$21,767	$(343)	-2%	$22,110
Percentage of total revenue	11%			12%	12%			12%
Maintenance and other	34,799	788	2%	34,011	103,205	(537)	-1%	103,742
Percentage of total revenue	57%			56%	55%			57%
Subscription fees	3,815	1,532	67%	2,283	10,783	3,970	58%	6,813
Percentage of total revenue	6%			4%	6%			4%
Professional services	16,099	(1,124)	-7%	17,223	50,631	1,203	2%	49,428
Percentage of total revenue	26%			28%	27%			27%
Total revenue	$61,709	$976	2%	$60,733	$186,386	$4,293	2%	$182,093

Index

Total Revenue. Total revenue was $61.7 million and $60.7 million for the third quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, total revenue for the current quarter would have been approximately $63.1 million, representing a $2.4 million, or 4%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included an increase in our subscription and maintenance and other revenue categories and a decrease in our professional services category while license revenue was relatively flat. Revenue outside the North America region as a percentage of total revenue was 57% for the third quarter of fiscal 2013, as compared to 58% in the third quarter of fiscal 2012.  Total revenue increased in our North America, EMEA and Latin America regions offset by a decrease in our Asia Pacific region during the third quarter of fiscal 2013 when compared to the same quarter last year. The acquisition of DynaSys added $1.0 million to total revenue in our EMEA region during the third quarter of fiscal 2013. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the third quarter of fiscal 2013 was approximately 27% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 17% in life sciences. In comparison, revenue by industry for the third quarter of fiscal 2012 was approximately 28% in automotive, 22% in consumer products and food and beverage, 37% in high technology and industrial products and 13% in life sciences. The increase in revenue in the life sciences industry was primarily due to two large services  implementations of our On Demand offering.

Total revenue was $186.4 million and $182.1 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, total revenue for the first nine months of fiscal 2013 would have been approximately $191.4 million, representing a $9.3 million, or 5%, increase from the same period last year. When comparing categories within total revenue at constant rates, our first nine month results included increases in all revenue categories. Revenue outside the North America region as a percentage of total revenue was 56% and 58% for the first nine months of fiscal 2013 and fiscal 2012, respectively.  Total revenue increased in our North America and EMEA regions and decreased in our Asia Pacific and Latin America regions during the first nine months of fiscal 2013 when compared to the same nine months last year.  The acquisition of DynaSys added $2.0 million to total revenue in our EMEA region during the first nine months of fiscal 2013. Revenue by industry for the first nine months of fiscal 2013 was approximately 27% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for the first nine months of fiscal 2012 was approximately 28% in automotive, 22% in consumer products and food and beverage, 36% in high technology and industrial products and 14% in life sciences.

License Revenue.  License revenue was $7.0 million and $7.2 million for the third quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, license revenue for the current quarter would have been approximately $7.2 million, or consistent with the same period last year. License revenue increased in our EMEA and Latin America regions offset by a decrease in our North America and Asia Pacific regions during the third quarter of fiscal 2013 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2013, five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the third quarter of fiscal 2012 when seven customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. The third quarter of fiscal 2013 included four orders valued at approximately $2.4 million which were deferred for accounting purposes. In comparison, the third quarter of fiscal 2012 included four license orders valued at approximately $1.2 million which were deferred for accounting purposes.

Index

License revenue was $21.8 million and $22.1 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, license revenue for the first nine months of fiscal 2013 would have been approximately $22.2 million, representing a $0.1 million increase from the same period last year. License revenue increased in our EMEA region, was relatively flat in our Asia Pacific region and decreased in our North America and Latin America regions during the first nine months of fiscal 2013 when compared to the same period last year. During the first nine months of fiscal 2013, ten customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first nine months of fiscal 2012 when thirteen customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. When comparing license revenue in fiscal 2013 to fiscal 2012, a lower number of license deals were closed in fiscal 2013 offset by a higher average deal size per customer.

Maintenance and Other Revenue. Maintenance and other revenue was $34.8 million and $34.0 million for the third quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, maintenance and other revenue for the current quarter would have been approximately $35.5 million, representing a $1.5 million, or 4%, increase from the same period last year. Maintenance and other revenue increased in our North America, EMEA and Latin America regions and was relatively flat in our Asia Pacific region during the third quarter of fiscal 2013 when compared to the same quarter of the prior year. The increase in maintenance and other revenue was related to price increases, new customers, new users and new modules in excess of cancellations.

Maintenance and other revenue was $103.2 million and $103.7 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, maintenance and other revenue for the first nine months of fiscal 2013 would have been approximately $105.4 million, representing a $1.7 million, or 2%, increase from the same period last year. Maintenance and other revenue increased in our North America and EMEA regions, was relatively flat in our Latin America region and decreased in our Asia Pacific region during the first nine months of fiscal 2013 when compared to the same period last year.

We track our rate of maintenance contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and comparing this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. For the third quarter and the first nine months of both fiscal 2013 and 2012, more than 90% of customer sites active on maintenance have renewed or are in the process of renewing their maintenance contracts.

Subscription Revenue. Subscription revenue was $3.8 million and $2.3 million for the third quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, subscription revenue for the current quarter would have been unchanged at $3.8 million, representing a $1.5 million, or 65%, increase from the same period last year.  Subscription revenue increased across all geographic regions during the third quarter of fiscal 2013 when compared to the same quarter last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  Currently, a majority of our On Demand sales are in the North America region. We expect the growth of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering.

Subscription revenue was $10.8 million and $6.8 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, subscription revenue for the current period would have been unchanged at $10.8 million, representing a $4.0 million, or 59%, increase from the same period last year.  Subscription revenue increased across all geographic regions during the first nine months of fiscal 2013 when compared to the same period last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering.  Currently, a majority of our On Demand sales are in the North America region. We expect the growth of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering.

Professional Services Revenue.  Professional services revenue was $16.1 million and $17.2 million for the third quarters of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, professional services revenue for the third quarter of fiscal 2013 would have been approximately $16.7 million, representing a $0.5 million, or 3%, decrease from the same period last year. Professional services revenue decreased in our EMEA, Latin America and Asia Pacific regions and increased in our North America region during the third quarter of fiscal 2013 when compared to the same quarter last year.  The decrease in professional services revenue quarter over quarter can be attributed to lower revenue recognized per customer engagement.

Index

Professional services revenue was $50.6 million and $49.4 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, professional services revenue for the first nine months of fiscal 2013 would have been approximately $52.9 million, representing a $3.5 million, or 7%, increase from the same period last year. Professional services revenue increased in our North America, EMEA and Latin America regions and decreased in our and Asia Pacific region during the first nine months of fiscal 2013 when compared to the same period last year.  The increase in professional services revenue period over period can be attributed to a higher number of engagements in the first nine months of fiscal 2013 when compared to the same period last year.

Total Cost of Revenue

Increase (Decrease)	Increase (Decrease)
Three Months	Compared	Three Months	Nine Months	Compared	Nine Months
Ended	to Prior Period	Ended	Ended	to Prior Period	Ended
(in thousands)	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
Cost of revenue
Cost of license fees	$969	$(279)	-22%	$1,248	$2,682	$(601)	-18%	$3,283
Cost of maintenance, subscription and other	10,018	1,177	13%	8,841	30,359	3,676	14%	26,683
Cost of professional services	15,544	(522)	-3%	16,066	47,128	(1,967)	-4%	49,095
Total cost revenue	$26,531	$376	1%	$26,155	$80,169	$1,108	1%	$79,061

Percentage of revenue	43%	43%	43%	43%

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

Total cost of revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $26.5 million for the third quarter of fiscal 2013 and $26.2 million for the third quarter of fiscal 2012, and as a percentage of total revenue was consistent at 43% for the third quarters of fiscal 2013 and 2012. Holding foreign currency exchange rates constant to fiscal 2012, total cost of revenue for the third quarter of fiscal 2013 would have been approximately $27.3 million, representing an increase of $1.1 million, or 4%. The non-currency related increase in cost of revenue of $1.1 million for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to higher hosting costs and higher personnel costs associated with higher subscription revenue.

Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $80.2 million for the first nine months of fiscal 2013 and $79.1 million for the first nine months of fiscal 2012, and as a percentage of total revenue was consistent at 43% for the first nine months of fiscal 2013 and 2012.  Holding foreign currency exchange rates constant to fiscal 2012, total cost of revenue for the first nine months of fiscal 2012 would have been approximately $83.0 million, representing an increase of $3.9 million, or 5%. The non-currency related increase in cost of revenue of $3.9 million for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to higher hosting costs and higher personnel costs associated with higher subscription revenue.

Index

Cost of License Fees.  Cost of license fees was $1.0 million and $1.2 million for the third quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of license fees for the third quarter of fiscal 2013 would have been unchanged at $1.0 million, representing a decrease of $0.2 million, or 17%. The non-currency related decrease in cost of license fees of $0.2 million for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was due to lower license royalties. The third quarter of fiscal 2012 included a $0.4 million one-time fixed fee royalty related to the sale of a third party product. Cost of license fees as a percentage of license revenue was 14% and 17% for the third quarters of fiscal 2013 and fiscal 2012, respectively. Excluding the effect of the one-time third party product sale, the cost of license fees as a percentage of license revenue for the third quarter of fiscal 2012 would have been 12%.

Cost of license fees was $2.7 million and $3.3 million for the first nine months of fiscal 2013 and 2012. Holding foreign currency exchange rates constant to fiscal 2012, cost of license fees for the first nine months of fiscal 2013 would have been unchanged at $2.7 million, representing a decrease of $0.6 million, or 18%. The non-currency related decrease in cost of license fees of $0.6 million for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was due to lower license royalties. The first nine months of fiscal 2012 included a $0.4 million one-time fixed fee royalty related to the sale of a third party product. Cost of license fees as a percentage of license revenue was 12% and 15% for the first nine months of fiscal 2013 and fiscal 2012, respectively. Excluding the effect of the one-time third party product sale, the cost of license fees as a percentage of license revenue for the first nine months of fiscal 2012 would have been 13%.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $10.0 million and $8.8 million for the third quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of maintenance, subscription and other for the third quarter of fiscal 2013 would have been approximately $10.2 million, representing an increase of $1.4 million, or 16%. The non-currency related increase in cost of maintenance, subscription and other of $1.4 million for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to higher subscription costs, which included higher personnel costs of $0.7 million as a result of higher headcount of approximately 10 people and higher hosting costs of $0.3 million. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues were 26% and 24% for the third quarters of fiscal 2013 and fiscal 2012, respectively.  The increase is attributable to subscription costs increasing at a higher rate than revenue primarily due to increased costs related to transitioning customers to On Demand.

Cost of maintenance, subscription and other was $30.4 million and $26.7 million for the first nine months of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of maintenance, subscription and other for the first nine months of fiscal 2013 would have been approximately $31.1 million, representing an increase of $4.4 million, or 16%. The non-currency related increase in cost of maintenance, subscription and other of $4.4 million for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to higher subscription costs, which included higher personnel costs of $2.3 million as a result of higher average headcount of approximately 15 people and higher hosting costs of $0.7 million. Cost of maintenance, subscription and other as a percentage of maintenance and other and subscription fees revenues were 27% and 24% in the first nine months of fiscal 2013 and fiscal 2012, respectively. The increase is attributable to subscription costs increasing at a higher rate than revenue primarily due to increased costs related to transitioning customers to On Demand.

Cost of Professional Services.  Cost of professional services was $15.5 million and $16.1 million for the third quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of professional services for the third quarter of fiscal 2013 would have been approximately $16.1 million, or consistent with the third quarter of fiscal 2012. The expense categories totaling cost of professional services were generally consistent quarter over quarter. Cost of professional services as a percentage of professional services revenues was 97% and 93% for the third quarters of fiscal 2013 and fiscal 2012, respectively.

Cost of professional services was $47.1 million and $49.1 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of professional services for the first nine months of fiscal 2013 would have been approximately $49.2 million, representing an increase of $0.1 million. The non-currency related increase in cost of professional services of $0.1 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was due primarily to higher third-party contractor costs of $1.2 million partially offset by lower services personnel costs of $0.6 million and lower allocation of information technology and facilities costs of $0.2 million. Cost of professional services as a percentage of professional services revenues was 93% and 99% for the first nine months of fiscal 2013 and fiscal 2012 respectively.

Index

Sales and Marketing

		Increase				Increase
	Three Months	Compared		Three Months	Nine Months	Compared		Nine Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
	October 31, 2012	$ %		October 31, 2011	October 31, 2012	$ %		October 31, 2011
(in thousands)
Sales and marketing	$14,747	$773	6%	$13,974	$44,990	$2,663	6%	$42,327
Percentage of revenue	24%			23%	24%			23%

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

Sales and marketing expense was $14.7 million and $14.0 million for the third quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, sales and marketing expense for the third quarter of fiscal 2013 would have been approximately $15.1 million, representing an increase of $1.1 million, or 8%. The non-currency related increase in sales and marketing expense of $1.1 million for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to higher personnel costs of $0.9 million as a result of higher headcount of approximately 25 people related to the DynaSys acquisition and hiring additional pre-sales personnel as well as higher bonuses of $0.3 million partially offset by lower commissions of $0.4 million.

Sales and marketing expense was $45.0 million and $42.3 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, sales and marketing expense for the first nine months of fiscal 2013 would have been approximately $46.3 million, representing an increase of $4.0 million, or 9%. The non-currency related increase in sales and marketing expense of $4.0 million for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to higher personnel costs of $2.4 million as a result of higher average headcount of approximately 25 people related to the DynaSys acquisition and hiring additional  pre-sales personnel, higher travel costs of $0.6 million, higher bonuses of $0.3 million, higher professional fees of $0.2 million, higher sales agent fees of $0.2 million and higher costs related to our annual Explore customer event of $0.2 million.

Research and Development

		Increase				Increase
	Three Months	Compared		Three Months	Nine Months	Compared		Nine Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
	October 31, 2012	$ %		October 31, 2011	October 31, 2012	$ %		October 31, 2011
(in thousands)
Research and development	$9,697	$886	10%	$8,811	$28,441	$1,910	7%	$26,531
Percentage of revenue	16%			15%	15%			15%

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

Index

Research and development expense was $9.7 million and $8.8 million for the third quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, research and development expense for the third quarter of fiscal 2013 would have been approximately $9.9 million, representing an increase of $1.1 million, or 13%. The non-currency related increase in research and development expense of $1.1 million for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to higher personnel costs of $0.6 million as a result of higher headcount of approximately 30 people primarily due to the DynaSys acquisition and additional hiring to support increased internationalization efforts. In addition, the increase in research and development expense was due to higher bonuses of $0.3 million and lower joint development income of $0.2 million. One of our joint development projects concluded in the third quarter of fiscal 2013.  As a result, we expect lower joint development income in the fourth quarter of fiscal 2013 of $0.3 million.

Research and development expense was $28.4 million and $26.5 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, research and development expense for the first nine months of fiscal 2013 would have been approximately $29.1 million, representing an increase of $2.6 million, or 10%. The non-currency related increase in research and development expense of $2.6 million for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to higher personnel costs of $1.7 million as a result of higher average headcount of approximately 40 people primarily due to the DynaSys acquisition and additional hiring to support increased internationalization efforts, as well as lower joint development income of $0.7 million.

General and Administrative

		Increase				Increase
	Three Months	Compared		Three Months	Nine Months	Compared		Nine Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
	October 31, 2012	$ %		October 31, 2011	October 31, 2012	$ %		October 31, 2011
(in thousands)
General and administrative	$7,654	$159	2%	$7,495	$24,194	$1,589	7%	$22,605
Percentage of revenue	12%			12%	13%			13%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense, amortization of intangibles from acquisitions and an allocation of information technology and facilities costs.

General and administrative expense was $7.7 million and $7.5 million for the third quarters of fiscal 2013 and fiscal 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, general and administrative expense for the third quarter of fiscal 2013 would have been approximately $7.8 million, representing an increase of $0.3 million, or 4%. The non-currency related increase in general and administrative expense of $0.3 million for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to an internal system upgrade project of $0.2 million.

General and administrative expense was $24.2 million and $22.6 million for the first nine months of fiscal 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2012, general and administrative expense for the first nine months of fiscal 2013 would have been approximately $24.6 million, representing an increase of $2.0 million, or 9%. The non-currency related increase in general and administrative expense of $2.0 million for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to an internal system upgrade project of $1.1 million, higher personnel costs of $0.5 million and higher stock compensation expense of $0.2 million.

Index

Other (Income) Expense

Increase (Decrease)	Increase (Decrease)
Three Months	Compared	Three Months	Nine Months	Compared	Nine Months
Ended	to Prior Period	Ended	Ended	to Prior Period	Ended
(in thousands)	October 31, 2012	$	%	October 31, 2011	October 31, 2012	$	%	October 31, 2011
Other (income) expense
Interest income	$(139)	$49	26%	$(188)	$(466)	$4	1%	$(470)
Interest expense	159	(146)	-48%	305	775	(87)	-10%	862
Other (income) expense, net	376	417	1,017%	(41)	914	493	117%	421
Total other expense, net	$396	$320	421%	$76	$1,223	$410	50%	$813
Percentage of revenue	1%	0%	1%	0%

Net other expense was $0.4 million and $0.1 million for the third quarters of fiscal 2013 and fiscal 2012, respectively. The unfavorable change is primarily related to higher foreign exchange losses.

Net other expense was $1.2 million and $0.8 million for the first nine months of fiscal 2013 and 2012, respectively. The unfavorable change is primarily related to the change in the fair value of an interest rate swap of $0.7 million partially offset by a government subsidy paid to one of our subsidiaries of $(0.2) million in the second quarter of fiscal 2013.

Interest rate swap valuations and foreign exchange gains and losses are subject to changes which are inherently unpredictable.

Income Tax Expense

		Increase				Increase
		(Decrease)				(Decrease)
	Three Months	Compared		Three Months	Nine Months	Compared		Nine Months
	Ended	to Prior Period		Ended	Ended	to Prior Period		Ended
	October 31, 2012	$ %		October 31, 2011	October 31, 2012	$ %		October 31, 2011
(in thousands)
Income tax expense	$859	$(353)	-29%	$1,212	$2,741	$(915)	-25%	3,656
Percentage of revenue	1%			2%	2%			2%
Effective tax rate	32%			29%	37%			34%

We recorded income tax expense of $0.9 million and $1.2 million in the third quarter of fiscal 2013 and fiscal 2012, respectively. Our effective tax rate increased to 32% during the third quarter of fiscal 2013 compared to 29% for the same period in the prior year.  This was primarily due to non-recurring benefits recognized in the same period in the prior year.

We recorded income tax expense of $2.7 million and $3.7 million for the first nine months of fiscal 2013 and 2012, respectively.  Our effective tax rate increased to 37% from 34% for the same period in the prior year. This was primarily due to non-recurring benefits recognized in the same period in the prior year.

Changes in tax laws following the November 6, 2012 election may require us to place a valuation allowance on a portion of our deferred tax assets. The increase in our valuation allowance could negatively impact income tax expense by as much as $2.6 million. This is because the new legislation would reduce our California tax liability and our ability to utilize deferred tax assets in the foreseeable future. There is some controversy over whether the legislation is valid since it was passed by a simple majority of the legislature instead of a supermajority as required by Proposition 26. If the legislation is considered invalid, our California tax liability would remain at its current level and we would be able to utilize our deferred tax assets.

Index

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

At October 31, 2012, our principal sources of liquidity were cash and equivalents totaling $69.7 million and net accounts receivable of $40.3 million. At October 31, 2012, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2012 and January 31, 2012. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness.  Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2013.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of October 31, 2012 the portion of our cash and equivalents held by or invested through Bank of America was approximately 85%.  The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities.  The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $60.9 million and $58.9 million as of October 31, 2012 and January 31, 2012, respectively.  If these funds are needed for our operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds.  However, our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S.

The following table summarizes our cash flows for the nine months ended October 31, 2012 and 2011, respectively.

(in thousands)	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011
Net cash provided by operating activities	$10,723	$13,052
Net cash used in investing activities	(7,621)	(2,846)
Net cash used in financing activities	(9,945)	(2,844)
Effect of foreign exchange rates on cash and equivalents	(382)	417
Net (decrease) increase in cash and equivalents	$(7,225)	$7,779

Net cash flows provided by operating activities was $10.7 million for the first nine months of fiscal 2013 compared to $13.1 million for the first nine months of fiscal 2012. The $2.4 million decrease in net cash flows provided by operating activities was attributable to lower net income of $2.5 million.

During the second quarter of fiscal 2013, we acquired DynaSys S.A., a French company with a demand planning solution that is complementary to our software. The total purchase price was $4.7 million, net of acquired cash of $2.8 million, and was funded entirely with cash on hand.

Index

Capital expenditures were $2.5 million for the first nine months of fiscal 2013 and $2.6 million for the first nine months of fiscal 2012.  Capital expenditures related primarily to purchases of computer equipment and leasehold improvements in both periods. We expect capital expenditures in the fourth quarter of fiscal 2013 to remain fairly consistent with each of the first three quarters of fiscal 2013. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Dividend-related payments for the first nine months of fiscal 2013 totaled $2.8 million compared to $1.4 million in the same period of fiscal 2012. Our dividend program allows shareholders the choice of stock or cash and the difference in dividend-related payments year over year primarily relates to changes in shareholder election. The number of shares issued to holders of record as a stock dividend is calculated based on the average closing price of QAD’s Class A common stock for the three trading days immediately following the election deadline. The Board of Directors evaluates our ability to continue to pay dividends on a quarterly basis.

On December 3, 2012 we announced that our Board of Directors declared a one-time cash dividend of $0.288 per share of Class A common stock and $0.24 per share of Class B common stock payable on December 28, 2012 to shareholders of record at the close of business on December 18, 2012. The cash effect of the one-time dividend will be approximately $4.4 million.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase program which authorizes management to purchase up to one million shares of the Company's Class A and/or Class B shares of common stock through open market transactions. The plan may be suspended or discontinued at any time. During the first nine months of fiscal 2013 we repurchased 411,000 and 46,000 shares of Class A and Class B common stock, respectively, for total consideration of $6.0 million. During the first nine months of fiscal 2012 we repurchased 47,000 and 3,000 shares of Class A and Class B common stock, respectively, for total consideration of $0.6 million. Since inception of the plan in October of 2011, we have repurchased 746,000 and 87,000 shares of Class A and Class B common stock, respectively, for total consideration of $10.3 million.  The remaining number of shares available for purchase under the plan was 167,000 at October 31, 2012.

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

DSO under the countback method was 52 days at both October 31, 2012 and January 31, 2012, compared to 60 days at October 31, 2011. The decrease in DSO under the count-back method as of October 31, 2012, when compared to October 31, 2011, was related to improved cash collections as a percent of our available accounts receivable balance. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 59 days at October 31, 2012, compared to 89 days at January 31, 2012 and 61 days at October 31, 2011.  We believe our reserve methodology is adequate and our reserves are properly stated as of October 31, 2012. We will continue to monitor our receivables.

Cash requirements for items other than normal operating expenses are anticipated for stock repurchases, capital expenditures and dividend payments. We may require cash for acquisitions of new businesses, software products or technologies complementary to our business.

We believe that the cash on hand, net cash provided by operating activities and the available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2012 was disclosed in our fiscal 2012 10-K.  During the nine months ended October 31, 2012 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business, except as described below.

Index

Note Payable

In July 2004 we entered into a loan agreement (the “2004 Mortgage”) with Rabobank, N.A. The 2004 Mortgage had an original principal amount of $18.0 million and bore interest at a fixed rate of 6.5%. The 2004 Mortgage was secured by our headquarters located in Santa Barbara, California. The terms of the 2004 Mortgage provided for us to make 119 monthly payments of $115,000 consisting of principal and interest and one final principal payment of $15.4 million. The 2004 Mortgage was scheduled to mature in July 2014 and was refinanced on May 30, 2012 as described below.  The unpaid balance as of the date of the refinance was $16.1 million.

Effective May 30, 2012, we entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance the 2004 Mortgage.  The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%.  One-month LIBOR was 0.21% at October 31, 2012.  The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California.  In conjunction with the 2012 Mortgage, we entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for us to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2012 was $15.9 million.

Credit Facility

On July 8, 2011, we entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a one-year commitment through July 15, 2012 for a $20 million line of credit for working capital or other business needs. We will pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one-month LIBOR plus 0.75%. On July 13, 2012, we entered into an amendment to the Facility. The amendment extended the maturity of the Facility from July 15, 2012 to July 15, 2014. The amendment did not provide for any change in the interest rate or debt covenants.

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At October 31, 2012, the effective borrowing rate would have been 1.0%.

As of October 31, 2012, there were no borrowings under the Facility and we were in compliance with the financial covenants.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real, Australian dollar and Japanese yen. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of October 31, 2012.

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

Index

For the nine months ended October 31, 2012 and 2011, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for the nine months ended October 31, 2012 and 2011. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 7% (our expenses would be adversely affected by approximately 5% of total expenses, partially offset by a positive effect on our revenue of approximately 4% of total revenue).

For the nine months ended October 31, 2012 and 2011, foreign currency transaction and remeasurement losses totaled $0.5 million and $0.6 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.3 million and our income before taxes would be adversely affected by approximately 20%.

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

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%.  In conjunction with the loan agreement we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%.  Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of October 31, 2012 there were no borrowings under our unsecured line of credit.  Based on an interest rate sensitivity analysis of our cash and equivalents we estimate a 10% adverse change in interest rates from the 2012 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our interest rate swap is accounted for using mark-to-market accounting.  Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis to assess the impact of hypothetical changes in interest rates. Based upon the results of the analysis a 10% adverse change in interest rates from the October 31, 2012, rates would cause a $2.0 million reduction in our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the three months ended October 31, 2012 was as follows:

Period	Shares Repurchased Class A	Average Price per Share Class A	Shares Repurchased Class B	Average Price per Share Class B	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

August 1 through August 31, 2012
Shares repurchased	45,803	$13.56	3,944	$13.23	49,747	278,048
September 1 through September 30, 2012
Shares repurchased	42,619	$13.25	5,360	$12.69	47,979	230,069
October 1 through October 31, 2012
Shares repurchased	56,637	$13.00	6,458	$12.99	63,095	166,974
Total	145,059		15,762		160,821

(1)	On September 22, 2011, the Company announced a share repurchase plan. A total of one million shares may be repurchased under the plan. The plan may be suspended or discontinued at any time.

Index

ITEM 6. EXHIBITS

Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: December 10, 2012	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)