Form 10-K
period 2013-01-31
QAD INC
filed 2013-04-15
CIK 1036188

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

As of July 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 12,621,188 shares of the Registrant’s Class A common stock outstanding and 3,162,438 shares of the Registrant’s Class B common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2012) was approximately $83.1 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2013, there were 12,418,031 shares of the Registrant’s Class A common stock outstanding and 3,142,287 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 11, 2013.

QAD INC.
FISCAL YEAR 2013 FORM 10-K ANNUAL REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” which are incorporated herein by reference, and as may be updated in filings we make from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date of this Annual Report on Form 10-K and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2014.

PART I

ITEM 1.	BUSINESS

ABOUT QAD

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a global provider of enterprise software applications and related services and support. QAD provides enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. More than 2,000 global manufacturing companies use QAD software. QAD employs approximately 1,500 people worldwide. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

QAD’s enterprise resource planning (“ERP”) suite is called QAD Enterprise Applications, which is also known as MFG/PRO. QAD Enterprise Applications supports the core business processes of our global manufacturing customers and includes the following functional areas: financials, customer management, manufacturing, demand and supply chain planning, supply chain execution, service and support, enterprise asset management, analytics, interoperability, process & performance and internationalization.

QAD offers two options for deploying our ERP products: On Premise and On Demand. With the On Premise model, QAD sells a perpetual license for the software and our customers deploy the software on their own computer servers. Under the perpetual licensing model, customers may separately purchase contracts for maintenance and additional services. With QAD On Demand, customers subscribe to a service, and QAD provides access to the software as well as ongoing support services and management of the environment. The majority of QAD customers use the On Premise model, although On Demand is increasing in acceptance and, as a result, we continue to focus on its growth. QAD makes it possible for customers to operate in a blended environment where some users can be deployed via On Premise and some users deployed via On Demand while offering the same end-user experience.

Industries we serve:

Automotive: QAD solutions address the needs of global automotive parts manufacturers. Our solutions support emerging industry practices such as the Materials Management Operational Guidelines/Logistics Evaluation, a set of guidelines for materials management used as the framework for supplier certification by many automotive original equipment manufacturers (“OEMs”). We support companies throughout the global automotive markets, including customers in the supply chains of most of the leading automotive OEMs worldwide. We deliver unique capabilities to support the collaboration requirements of the automotive OEM suppliers. QAD actively participates in key automotive industry associations around the world. QAD solutions are in use at many of the market-leading automotive parts companies throughout the world that manufacture a broad range of components used in interiors, electronics, bodies and drivetrains.

Consumer Products: QAD delivers solutions for consumer products companies worldwide. QAD solutions address the complex replenishment requirements of companies supplying the retail supply chain, including promotional pricing, demand planning and quality compliance. Our customers in this market segment manufacture a diverse range of products bought by individuals or households for personal consumption and sell their products through many of the world’s major retailers.

Food and Beverage: QAD solutions address many sectors of the food and beverage industry. Our solutions support regulatory and quality initiatives such as cold chain management for products such as produce, fresh seafood, ice cream and other frozen or temperature sensitive food in addition to hazard analysis and critical control point analysis which handles the management of biological, chemical, and physical hazards. Our solutions support all aspects of the product cycle of the food and beverage industry from raw material production, procurement and handling to manufacturing, distribution and consumption of the finished product. QAD solutions are standards focused to ensure food security and safety throughout the entire supply chain and manufacturing process from the primary produce end of the value chain to the supermarket shelf. QAD provides solutions for food and beverage companies who manufacture a broad range of products and manage many of the world’s well known brands. Our customers include global leaders in baking, daily fresh production, beverage and full process producers.

High Technology (including Electronics): QAD solutions are used by many high technology companies that manufacture a diverse range of products including semiconductors, smart cards, telecommunications equipment and test and measurement equipment. QAD solutions are used to support key business processes, including after-sales service and support and the management of field engineers.

Industrial Products: QAD solutions address the needs of companies making industrial products for many different markets. Our solutions support multiple manufacturing methodologies in parallel, including lean manufacturing. Our customers manufacture products as diverse as machine tools, specialist ceramic materials used in aerospace and defense and equipment used in the oil and gas industries.

Life Sciences: QAD solutions support life sciences manufacturers, focusing on the requirements of both medical device and biotechnology companies. QAD solutions help global life sciences companies manufacture products in accordance with Current Good Manufacturing Practices (“cGMP”), ISO 13485, a quality management standard for medical device manufacturers and other standards as defined by regulatory authorities. In addition to cGMP, QAD solutions support many business and regulatory processes specific to the life sciences industry, such as serialization in support of requirements for Unique Device Identification and ePedigree. Our customers’ products include such items as artificial joints, surgical instruments and prescription medications.

THE QAD STRATEGY

QAD has a vision for a future in which all of our customers operate as Effective Enterprises. We define an Effective Enterprise as one where every business process is working at peak efficiency, and is perfectly aligned to achieve our customers’ strategic goals. In support of our vision, we focus on providing systems and expertise that enable our customers to improve the effectiveness of their business processes in areas such as manufacturing, demand and supply chain planning, service and support, quality management, regulatory compliance and financial reporting. In addition, our software is designed to support industry best practices and to provide real-time visibility and measurement to allow for business process improvement.

We focus on building solutions in specific industry segments within manufacturing in order to provide our customers the capabilities they need to run their enterprises effectively. We then focus on those areas where we see potential for increased growth due to industry or economic trends, such as the recovery in the automotive supplier business, the growth in the life sciences markets, and the increased level of manufacturing in developing economies such as Asia Pacific, Eastern Europe and Latin America.

We have a number of key strategies that support the achievement of the QAD Vision:

Focus on Global Manufacturing Companies. QAD’s strategy is to focus on delivering effective solutions for global manufacturers. Our solutions include capabilities which support operations in multiple geographies working in multiple languages and complying with necessary local language and local regulations. We aim to provide a complete product that addresses the needs of companies operating in our target markets. We focus on addressing emerging issues and requirements our customers face in the six industry sub-segments of manufacturing which we support. We are continuously building incremental functionality to optimize business processes in our target markets. Some ERP vendors provide broader solutions built for many industries. Our goal is for our customers to implement our more focused product with fewer customizations than our competitors require, which should result in lower cost, less complex and faster implementations.

Deliver Efficient Solutions that are Simple to Implement. We focus on delivering solutions that are efficient to implement and use, making it easier for our customers to deploy or change their solutions as their businesses change. QAD’s Easy On Boarding deployment methodology facilitates an efficient implementation process by providing pre-defined business processes and functionality, including content and tools used to facilitate data definitions, data migration, solution validation and user training. In addition, QAD has invested heavily over the last several years in usability. With QAD’s user interface, users have the ability to configure their own screens, drill down from summary levels to the transaction level and create custom browses.

Promote QAD On Demand Deployment. QAD continues to integrate new technologies that deliver value to our customers and support their ever-changing technological, financial and business requirements. In fiscal year 2013, we continued to promote our Cloud ERP offering, QAD On Demand. QAD On Demand delivers QAD Enterprise Applications in a Software as a Service (“SaaS”) model. QAD On Demand continues to grow in popularity and we expect this trend will continue in the future. With QAD On Demand, customers do not need to provide computer servers or manage applications and databases as they would with an on premise solution. This is because QAD provides the hardware infrastructure and management as part of the service. We believe QAD On Demand is an intelligent investment because of the many benefits it delivers to our customers, including low initial and predictable ongoing costs, high reliability and reduced IT complexity and risk.

Enhance Customer Engagement to Deliver Continuous Value. QAD focuses on close engagement with our customers. We have developed a comprehensive customer engagement process to help assess our customers’ business performance, identify options for improvement, provide counsel and help deploy our solutions. We strive to engage with every customer on a continuous basis, frequently conducting reviews of their business processes and presenting opportunities for improvement.

Invest in Research and Development. QAD continues to commit significant investment in research and development (“R&D”). Our goal is to bring the right products to market at the right time to meet our customers’ needs. We have expanded the capabilities of QAD Enterprise Applications to enhance its value to customers and to improve our competitive position. In support of our R&D strategy we acquire businesses and technologies that complement our core capabilities or form partnerships to deliver that capability by resale. Additionally, we address customers’ requirements through joint development initiatives which help us develop new capabilities that appeal to many customers.

Leverage Acquisitions for Competitive Position and Growth. QAD focuses on providing a leading competitive offering in terms of functionality and geographical coverage over our target markets. Acquisitions of technologies or capabilities may be more effective in delivering required functionality and geographic coverage than internal development. We focus acquisition efforts in areas where faster time-to-market of a proven solution is most important; or to secure deep domain expertise or specific capabilities. In fiscal year 2013, we acquired DynaSys S.A., a French company with domain expertise in Demand and Supply Chain planning, and CEBOS Ltd., a US based company with domain expertise in the Quality Management solutions market. With such acquisitions, QAD aims to integrate their capabilities into our standard offering, leverage our geographical reach to expand the market potential of these offerings, as well as continue to market the solutions to their existing markets. QAD now operates under three additional brand names as a result of the following acquisitions: Precision for Transportation Management, CEBOS for Quality Management and DynaSys for Demand & Supply Chain Management.

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

Leverage Emerging Markets for Growth Many QAD customers are global manufacturing companies. They rely on us to deliver products and services when and where they need them. These customers often seek to establish operations in emerging markets, or countries with low labor costs. To support our customers’ strategies, we too have established operations in many emerging markets. Our local market presence and global partner network help us to develop products that support local business practices as well as local language translation.

Leverage Our Global Partner Network. The QAD network of strategic partnerships, alliances and consultants extends the functionality of QAD solutions and supports our customers’ needs around the world. Our network ensures QAD customers receive a consistent level of high quality sales, support, solutions and services delivery across the globe, from major territories to remote geographies. The QAD partner network allows us to augment our direct sales organization with distributors and sales agents; and our services organization with additional consulting and implementation services.

QAD SOLUTIONS

QAD products and services support the common business processes of global manufacturing companies. We continually monitor emerging business requirements and practices and incorporate them into our product and solutions strategies. Our ERP suite, QAD Enterprise Applications, incorporates pre-defined business processes that reflect best practices for customers in our target markets. In addition, QAD Applications has a user-friendly interface design and over the last several years we have invested significant resources to enhance usability and  user experience.

QAD has been delivering components of our solution for a variety of mobile platforms for some time. With the growing prevalence of smart phones and tablets along with the growth of public wireless networks, mobile computing is growing in importance. QAD continues to focus on developing mobile computing offerings to support many critical business processes. In fiscal year 2013, QAD delivered significant mobile capabilities including a requisition approval solution, a mobile business intelligence solution and a mobile browse capability that allows all data accessible to QAD Browses within QAD Enterprise Applications to be viewed, filtered and sorted on the Apple iPad™.

In support of our focus on business process efficiency, we have integrated process maps for common business processes into our software and developed the QAD Process Editor tool. This tool simplifies implementation, maps common business processes and facilitates navigation throughout the entire product suite. In addition to business process visualization provided by process maps, in fiscal year 2012, we commenced work on embedding Business Process Management (“BPM”) capabilities into the core of QAD Enterprise Applications. BPM is a combination of management practices, policies, metrics and software tools designed to help organizations document, automate, manage, analyze and improve processes. Conventional ERP systems deliver control of common business processes, but users have a limited ability to adapt the flow of those business processes. BPM allows companies to graphically model their existing or planned business processes and then automate those processes. In addition, BPM allows companies to measure the efficiency of processes so they can refine each process to increase efficiency. Using BPM, companies can create business process models, assign task responsibilities and then automate workflow which reduces process execution time, improves visibility of active processes, identifies bottlenecks and supports process improvement.

QAD solutions have been developed to facilitate integration and QAD customers often integrate our solutions with other systems they use within their organizations. For example, we enable seamless integration between QAD Enterprise Applications and common browser applications and spreadsheets. QAD solutions also integrate easily with other Web applications and Web services. Using our QXtend toolset, customers can connect to different software, even when remote, and use industry standard middleware products such as the IBM MQ™ series.

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

QAD Enterprise Applications is available in two editions, Standard Edition and Enterprise Edition. The Enterprise Edition provides supplementary capabilities to the Standard Edition, primarily related to an advanced Enterprise Financials suite. The supplementary capabilities assist companies addressing global complexities in their business models, such as compliance with local accounting practices and legislation, as well as internal reporting on global performance.

QAD Enterprise Applications supports multiple deployment methods including: On Premise (the system is installed on a customer’s computer with the environment maintained by the customer) and QAD On Demand (QAD Enterprise Applications is delivered in a SaaS/Cloud application model where QAD hosts the environment and provides support services), or under a Blended Deployment model combining both of these deployment options.

QAD Enterprise Applications is comprised of the software suites detailed below:

QAD Financials

QAD Financials provides comprehensive capabilities to manage and control finance and accounting processes at a local, regional and global level. The suite supports multi-company, multi-currency, multi-language and multi-tax jurisdictions, as well as consolidated reporting and budgeting controls. These capabilities give cross-functional stakeholders instant access to their company’s entire financial position enabling faster, more informed decision-making. QAD Financials covers both transactional accounting and corporate finance accounting in addition to addressing reporting requirements.

QAD Customer Management

QAD Customer Management enables global manufacturers to acquire new customers efficiently, grow revenue through multiple channels and retain customers through superior service and support. QAD Customer Management helps our customers measure the efficacy of marketing campaigns, manage the sales opportunity lifecycle, and optimize order and fulfillment processes. Additionally, QAD Customer Management helps our customers anticipate their customer demand and improve retention though multiple service channels and the Customer Self Service module.

QAD Manufacturing

QAD Manufacturing delivers comprehensive capabilities to support manufacturing business processes, from planning through execution and control of materials. The suite has capabilities in the areas of planning and scheduling, cost management, material control, shop floor control, quality management and reporting in various mixed-mode manufacturing environments. The manufacturing models supported include Discrete, Repetitive, Kanban (token-based visual control particularly relevant when embracing lean manufacturing practices), Flow, Batch/Formula, Process, Co-products/By-products, and Configured Products manufacturing environments.

QAD Manufacturing enables companies to deploy business processes in line with their industry’s best practices. The integration between scheduling, planning, execution, quality and materials allows tight control and simple management of processes.

QAD Demand and Supply Chain Planning

QAD Demand and Supply Chain Planning is a comprehensive group of applications that fulfills the diverse materials planning and logistics requirements of global companies. This solution set delivers functionality and capabilities that help manufacturers optimize their business efficiency thus enhancing customer satisfaction and complying with regulatory requirements. Manufacturers can align supply and demand to support the delivery of the right product, to the right place, at the right time, at the most efficient cost. QAD’s capabilities were augmented in fiscal year 2013 through the acquisition of DynaSys S.A., a French company marketing a Demand and Supply Chain Planning offering addressing Demand, Production, Procurement and Distribution Planning as well as supporting global Sales and Operations Planning operations.

QAD Demand and Supply Chain Planning addresses simple or complex networks with enhanced functionality available as the enterprise grows. Collaborative portals are available for both demand and supply side needs.

QAD Supply Chain Execution

QAD Supply Chain Execution provides capabilities to manage execution throughout a company’s Supply Chain. The suite includes tools to support inventory and support management in simple or complex warehousing environments. Additionally, business models where consignment inventory needs to be handled either by consignor or consignee are addressed. Strategic sourcing and purchasing are addressed as well as the transportation needs for global shipping and airfreight through to parcel shipping.

QAD markets transportation solutions directly to our existing customers as part of QAD Enterprise Applications, and to the general market through our Precision brand name. QAD Transportation Management addresses the following aspects of transportation: Global trade management ensures that companies have the correct documents and control for moving shipments across borders; Transportation management allows companies to manage and optimize outside carriers for shipments of many sizes including parcel, less than truckload, full truck load and container which may be transported by land, sea or air carriers; and Compliance and risk management ensures companies comply with regulations concerning denied parties and controls of dangerous substances.

QAD Service and Support

QAD Service and Support enables exceptional customer service and support after an initial sale for companies that commission and support complex systems. This integration from customer demand through manufacturing and out to installation and support affords companies great efficiency in managing their business processes. QAD Service and Support handles service calls, manages service queues and organizes mobile field resources to promote customer satisfaction. It also provides extensive project management support, helping organizations track materials and labor against warranty and service work, compare actual costs to budget, and generate appropriate invoicing.

QAD Enterprise Asset Management

QAD Enterprise Asset Management (“EAM”) helps companies manage maintenance and installation of capital equipment and plant. The solution supports both planned and unplanned equipment maintenance, including calibrations and tracking of labor and required parts. In addition, it has project accounting capabilities to plan, track and control detailed project budget and spending data for capital expense projects such as refits or building and commissioning of new plants. EAM's functionality helps manufacturers achieve a balance between having the right equipment on hand and minimizing equipment investment. It ensures critical spare parts are on hand as needed and monitors company spending policies with regards to capital plant and equipment.

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

The suite consists of QAD Reporting Framework, which provides powerful yet simple reporting and real time visibility into ad hoc inquiries; Operational Metrics, which enables key performance indicators to be defined and monitored across data tracked within the system; and QAD Business Intelligence, which allows for more sophisticated dynamic analysis and reporting of trends across multiple data sources. In fiscal year 2013, we enhanced QAD Business Intelligence, allowing customers to access more of QAD Business Intelligence using the Apple iPad™. Additionally we launched a mobile browse function which allows all data accessible to QAD Browses within QAD Enterprise Applications to be viewed, filtered and sorted on the Apple iPad™.

QAD Quality Management

In fiscal 2013, QAD acquired CEBOS, Ltd., a provider of enterprise-class quality management and regulatory compliance solutions to global companies in many market segments including QAD’s target markets. CEBOS’ main solution, CEBOS MQ1, supports customers’ compliance with industry specific quality standards. In the automotive vertical, CEBOS MQ1 delivers automation of Advanced Product Quality Planning methodologies, including Production Part Approval Process, process flow and approvals. In the life sciences vertical, customers benefit from critical functionality that CEBOS MQ1 delivers for Corrective and Preventative Action and Non Conformance Reporting. MQ1 also features manufacturing quality solutions for Audit, Document Control, Gage Calibration, Inspection and Statistical Process Control.

QAD Interoperability

QAD Enterprise Applications is built on a services-oriented architecture. This allows customers to integrate QAD Enterprise Applications with other non-QAD core business applications. Through our QAD QXtend toolset, we promote open interoperability and offer QAD customers a choice of technologies in their software environments. This ease of integration lowers the total cost of ownership for our customers.

QAD Process and Performance

QAD Performance Monitoring Framework enables companies to monitor performance of their QAD ERP applications as well as diagnose any performance problems they may encounter. QAD offers performance monitoring and diagnostic tools to all customers as part of their Maintenance Support.

QAD Internationalization

QAD supports companies that manufacture and distribute their products around the world. When a global company expands its operations, it often needs to accommodate local languages, local accounting standards and local business practices. Operating in different countries also requires access to specific local software, such as that used to interface to banks in their country of operation.

QAD On Demand and Other Products offered on a Subscription Basis

QAD products sold on a subscription basis include QAD Enterprise Applications On Demand (“QAD On Demand”), QAD Supply Chain Portal and QAD Transportation Management System Content (“TMS Content”).

QAD On Demand

QAD delivers the capabilities of QAD Enterprise Applications in a SaaS model (or cloud ERP) with its QAD On Demand offering. QAD On Demand leverages a common infrastructure across our customers, delivering access to the most current release of the application, periodic upgrades and the economies of a shared infrastructure. Application users gain access to QAD On Demand via an Internet browser on an as-needed basis, and are able to take advantage of a robust, secure, scalable and highly available application while our customers can minimize the risk and complexity of managing the hardware or software infrastructure in-house, in addition to receiving ongoing support services.

QAD Supply Chain Portal

QAD Supply Chain Portal is a hosted Internet application that provides a customer’s authorized suppliers real-time visibility into the customer’s inventory, schedule and order data for the supplier’s product. The application improves supplier efficiency and reduces operating and inventory costs through real-time supply chain collaboration.

QAD TMS Content

QAD TMS Content is a hosted Internet application which obtains real time parcel carrier routing and rate information and ensures that shipping data is both accurate and compliant. This subscription service includes automatic carrier updates for routes, published rates, surcharges and changes to service offerings.

Our subscription offerings provide our customers flexibility in how they manage their IT environments. These products provide many benefits, including low initial and predictable ongoing costs, reduced cost of ownership, high reliability and reduced IT complexity. Subscription revenues represented 6%, 4% and 3% of our total revenues in fiscal 2013, 2012 and 2011, respectively.

QAD Customer Support and License Updates

We offer customer support services, including product enhancements and license updates. QAD Customer Support includes Internet and telephone access to technical support personnel located in our global support centers. Through our support offering, QAD provides the resources, tools and expertise needed to maximize the use of QAD Enterprise Applications. We offer access to an extensive knowledge database via our online support center, online training materials, a virtual training environment, remote diagnostics and our software download center. Our global support professionals focus on quickly resolving customers’ issues, maintaining optimal system performance and providing uninterrupted service for complete customer satisfaction. In addition, we provide other products as part of our maintenance offering including operational metrics, workbenches and monitoring tools. Customers may subscribe to these products at no additional fee, provided they have a current maintenance agreement in place with QAD.

License updates provide customers with rights to unspecified software product upgrades during the term of the support period. Customer support services and license updates are provided as part of our maintenance contracts. Generally, our customers purchase maintenance when they acquire new licenses and more than 90% of our customers renew their maintenance contracts annually. Our maintenance and other revenue represented 55%, 56% and 59% of our total revenues in fiscal 2013, 2012 and 2011, respectively.

QAD Global Services

QAD Global Services offers a broad range of consulting and professional services aimed at assisting customers in deploying QAD solutions and maximizing the value from using them. QAD Global Services has approximately 400 consultants throughout the world, and, in addition, manages a larger network of QAD Services partners globally. For global customers, QAD Global Services not only offers expertise and methodologies for managing global implementations but often takes on a program management role to ensure consistency throughout the world while acting as a coordinator of QAD and partner organizations in securing project goals.

QAD’s Global Services implementation philosophy is centered on enhancing and optimizing business processes. This philosophy is a part of QAD’s implementation methodology called Q-Advantage which supports global deployment of QAD ERP solutions. Q-Advantage is supported by QAD and our partners and ensures that planning, design, implementation and management is controlled for complex global implementations, as efficiently and clearly as possible. Q-Advantage leads to a more rapid and more effective implementation of our solutions.

With Q-Advantage, we focus our solutions design on an effective model based on standards in order to implement our solutions as efficiently as possible. In support of this we have developed, and continue to enhance, an implementation methodology that is based on repeatable processes and best practices by industry that we call QAD Easy On Boarding. QAD Easy On Boarding offers a predefined project scope and predictable costs. Customers map their specific business processes to predefined process maps and attach operating procedures and other relevant information to each process step which assists in training users in addition to providing further documentation for the process. This information is then easily accessed when the system is in production, which simplifies the documentation of business processes and operating procedures and accelerates implementation. We will continue to invest in the advancement of QAD Easy On Boarding.

The QAD range of professional services includes:

•	Program Management: Overseeing complex programs or clusters of projects to ensure consistency and outcome
•	Project Management: Managing step-by-step elements of projects to completion
•	Business Process Consulting: Reviewing business processes and defining optimum ways of deploying QAD solutions to achieve efficiency goals
•	Technical Consulting: Consulting provided for infrastructure and customization projects
•	Application Consulting and Training: Deploying specific solutions and training personnel
•	Migration and Upgrade: Migration of QAD solutions, On Demand or On Premise; or upgrading to the latest version of QAD software

•
Applications Management Services: Fixed fee consulting services available to those customers who have an On Premise model but would like QAD to develop or maintain ongoing customizations, interfaces and/or perform other recurring services

•	Education and Training: Training around the use of QAD products ranging from online certification and skills courses to personalized classroom training
•
Q-Scans: A predefined review and measure of business process efficiency against the QAD Key Performance Indicator framework. With 27 available Q-Scans, our consultants diagnose issues that are preventing customers from running efficiently and prescribe what steps to take to get the most out of QAD Enterprise Applications and increase effectiveness

QAD Education

QAD Education delivers an extensive course curriculum in a variety of convenient formats. All of QAD’s course material is available online through the QAD Learning Center and includes online learning modules, self-study training guides and direct access to a training environment for hands-on practice. QAD Education also provides customized courses taught on-site to meet specific company needs.

QAD Enterprise Applications course offerings are available to end users, IT professionals, department managers, partners and consultants.

QAD Store

In fiscal 2012, QAD launched a new way of delivering software and support to customers through the QAD Store. The QAD Store is designed to provide a single place where customers can obtain information and access updated software and add-on products that work with their particular version of QAD Enterprise Applications.

QAD GLOBAL PARTNER NETWORK

The QAD Global Partner Network is an ecosystem of strategic partnerships and alliances with solution sellers, consultants, software and database developers, technology providers, independent software vendors, system integrators and service organizations worldwide. QAD has approximately 150 partnerships of varying size and complexity, delivering sales support, solutions and services. From major territories to remote geographies, QAD cultivates long-term relationships with partners that deliver value to our customers through their industry knowledge and expertise.

COMPETITION

QAD Enterprise Applications are sold in either a traditional On-Premise licensing model or in a SaaS model to global manufacturing companies in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences markets. We face significant competition from companies with broad product suites and greater brand recognition and resources than we have, as well as from smaller companies focused on specialized solutions or niche offerings related to a specific functionality or product area. Our markets are constantly evolving as new companies emerge, expand or are acquired; and as technology evolves and customer demands change.

Larger ERP competitors, such as SAP, Oracle, Infor and Microsoft Dynamics hold significant market share of the broad ERP marketplace. These companies have broad market footprints developing applications targeted at many industries, not just manufacturing, and very often focus heavily on positioning their size as an advantage. We typically differentiate against these companies based on the specific industry focus of our solutions. Internationally, we face competition from local companies as well as the large ERP competitors, many of which have products tailored for those local markets. We also compete in the emerging space of Cloud ERP solutions delivered in a SaaS model with our QAD On Demand offering. As Cloud ERP gains acceptance, many ERP vendors are adding a cloud solution to their offering. While adoption of On Demand deployment is growing, companies still consider deployment options when making an ERP selection. Thus QAD On Demand competes against conventional on premise ERP solutions as well as other cloud ERP solutions.

We believe the key competitive factors in our markets are total cost of ownership; performance and reliability; security; service breadth and functionality; technological innovation; usability; ability to tailor and customize services for a specific company, vertical or industry; speed and ease of deployment; sales and marketing approach; and financial resources and reputation of the vendor.

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

TECHNOLOGY

QAD Enterprise Applications was designed to accommodate customer requirements and integrate simply with other systems. We embrace ‘openness’ as a core principle of our designs, aiming to allow customers freedom of choice with regard to operating systems, hardware platforms and underlying databases when deploying their software applications. The core of QAD Enterprise Applications is built on a services-oriented architecture which allows QAD Enterprise Applications’ components to communicate with one another through industry-standard messaging techniques. We also allow our customers the flexibility to use other Web services to deliver the full benefit of QAD’s open architecture to their businesses.

QAD Enterprise Applications core business logic has been developed in the OpenEdge programming environment and relational database provided by Progress Software Corporation. Our solutions also include components of Oracles’s Java environment and can be deployed on the Oracle relational database provided by Oracle Corporation. We also use the .NET framework provided by Microsoft. QAD Enterprise Applications supports most commercial operating systems, including most common LINUX-derived operating systems, Windows Server System and most proprietary versions of UNIX including Hewlett Packard’s HP/UX and IBM’s AIX. Where practical, QAD uses open industry standards to collaborate and integrate QAD Enterprise Applications with other systems.

QAD’s enterprise architecture provides significant flexibility for global companies in deploying QAD Enterprise Applications. Our enterprise architecture allows companies to separate the legal structure of their business from physical operating locations or to separate both of these from the software instances and computer hardware that support them. With QAD enterprise architecture, customers can choose which sites are a part of which companies, which sites are supported on any instance of the application, or which sites operate as one instance. Customers can also choose centralized, decentralized or hybrid computing architectures with parts of their enterprise running from both central resources and local resources.

RESEARCH AND DEVELOPMENT

QAD develops and enhances its products primarily through its own internal network of QAD research and development (R&D) personnel. This autonomy enables QAD to maintain design and technical control of its software and technology to meet the distinct and evolving needs of our customers. Our goal is to bring the right products to market at the right time to meet our customers’ needs. QAD makes new product releases generally available each year in March and September.

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

Additionally, QAD supplements its R&D organization with a number of technology partners that support our underlying architecture or embedded technologies. We may purchase or license intellectual property as necessary. These agreements extend QAD R&D capabilities to deliver rich, broad functionality and allow QAD and its partners to focus on their respective core competencies.

QAD operates as a global R&D organization, comprised of 360 R&D employees located in QAD offices in the United States, India, China, Ireland, Australia, France and Belgium. Our R&D expenses totaled $38.3 million, $35.7 million and $34.6 million in fiscal years 2013, 2012 and 2011, respectively.

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

Our indirect sales channel consists of approximately 40 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization. We also identify global sales opportunities through our relationships with implementation service providers, hardware vendors and other third parties.

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

EMPLOYEES

As of January 31, 2013, we had 1,540 full-time employees, including 660 in support, subscription and professional services, 360 in research and development, 290 in sales and marketing and 230 in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union.

SEGMENT REPORTING

We operate in a single reporting segment. Geographical financial information for fiscal years 2013, 2012 and 2011 is presented in Note 15 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

UNFAVORABLE ECONOMIC CONDITIONS MAY IMPACT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The Company’s operations and performance are impacted by worldwide economic conditions, which are themselves impacted by other events, such as financial crises, natural disasters and political turmoil. In particular, the negative impact of economic conditions on manufacturing companies could have a substantial adverse effect on our sales, because our products are focused on supporting global manufacturing companies. Ongoing uncertainty about current global economic conditions, including the European debt crisis, the growth rate in China’s economy, and the timing of an economic recovery in the United States, may negatively affect our business, operating results and financial condition as consumers and global manufacturing companies may postpone spending in response to tight credit, high unemployment, natural disasters, political unrest and negative financial news. Uncertainty about current global economic conditions could also increase the volatility of the Company’s stock price.

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

A significant portion of our revenue in any quarter may be derived from a limited number of large, non-recurring license sales. We may experience large individual license sales, which may cause significant variations in license fees being reported on a quarterly basis. We also believe that the purchase of our products is discretionary and may involve a significant commitment of a customer’s capital resources. Therefore, a downturn in any significant customer’s business could have a significant adverse impact on our revenue and profit. Further, we have historically recognized a substantial portion of our license revenue from sales booked and shipped in the last month of a quarter and, as a result, the magnitude of quarterly fluctuations in license fees may not become evident until the end of a particular quarter. Our revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter. We are unlikely to be able to generate revenue from alternative sources if we discover a shortfall near the end of a quarter.

Our financial forecasts are subject to uncertainty due to inaccurate sales forecasts. Our revenues, and particularly our new software license and new On Demand revenues, are difficult to forecast, and, as a result, our financial forecasts are subject to uncertainty. Specifically, our sales forecasts are based on estimates that our sales personnel make regarding the likelihood of potential sales, including their expected closing date and fee amounts. If these estimates are inaccurate then our financial forecasts may also be inaccurate.

The margins in our services business may fluctuate. Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license sales. In addition, certain engagements may involve fixed price arrangements and significant staffing which require us to make estimates and assumptions at the time we enter into these contracts. Variances between these estimates and assumptions and actual results could have an adverse effect on our profit margin and generate negative cash flow. To the extent that we are not successful in securing orders from customers to provide services, or to the extent we are not successful in achieving the expected margin on such services, our results may be negatively affected.

The margins in our On Demand offerings may fluctuate. Our On Demand offerings may involve fixed price arrangements, fixed and up-front costs and significant staffing which require us to make estimates and assumptions at the time we enter into these contracts. Variances between these estimates and assumptions and actual results could have an adverse effect on our profit margin and/or generate negative cash flow. To the extent that we are not successful in securing orders from customers to provide On Demand services, or to the extent we are not successful in achieving the expected margin on such services, our results may be negatively affected.

A significant portion of our revenue is derived from maintenance renewals with our existing installed base of customers. Significant portions of our maintenance revenues are generated from the Company’s installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer renew or that a customer pay new license or service fees to QAD following the initial purchase. If our existing customers do not renew their maintenance agreements or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be adversely affected.

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

We encounter pressure to make concessions on our pricing and pricing models. We are occasionally obliged to offer deep discounts and other favorable terms in order to match or exceed the product and service offerings of our competitors. If we do not adapt our pricing models to reflect changes in customer demand, our revenues could decrease. Further, broad-based changes to our pricing models could adversely affect our revenues and operating results as our sales force implements, and our customers and accounting practices adjust to, the new pricing models.

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

Our tax rate could be adversely affected by several factors, many of which are outside of our control, including:

●	Changes in jurisdictional revenue mix;

●	Changing tax laws, regulations and interpretations thereof;

●	Changes in tax rates;

●	Changes to the valuation allowance on deferred tax assets; and

●	Assessments and any related tax interest or penalties.

We report our results based on the amount of taxes owed in the various tax jurisdictions in which we operate. Periodically, we may receive notices that a tax authority in a particular jurisdiction believes that we owe a greater amount of tax than we have reported, in which case, we may engage in discussions or possible dispute resolutions with these tax authorities. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in the United States and in various foreign jurisdictions. Audits or disputes relating to non-income taxes may result in additional liabilities that could negatively affect our operating results, cash flows and financial condition.

Our personnel restructurings may incur significant expense and be disruptive. We have in the past restructured our workforce on a company-wide, business function or geographic basis in connection with strategic changes, cost containment and other purposes. Such restructurings, and in particular reductions in the workforce, may result in significant severance and other expenses and may also cause reduced productivity.

Initiatives to upgrade our internal information technology systems involve risks which could disrupt our operations, increase our costs or harm our business. We rely on our internal information technology systems for development, marketing, support, sales, accounting and financial reporting and other operations. We regularly implement business process improvements to optimize the performance of these systems. Such improvements require significant capital investments and personnel resources. Difficulties in implementation could disrupt our operations, increase our costs or otherwise harm our business.

In particular, we are in the process of implementing upgrades to our internal information technology systems supporting financial operations, which we expect will have a pervasive impact on our business processes and information systems across a significant portion of our operations. As a result, we may experience significant changes in our operational processes and internal controls as our implementation progresses. If we are unable to successfully implement these upgrades, including harmonizing our systems, processes and data, our ability to conduct routine business functions could be negatively impacted and significant disruptions to our business could occur. In addition, such difficulties could cause us to incur material unanticipated expenses, including additional costs of implementation or costs of conducting business, or result in errors and delays in invoicing customers, collecting cash, paying vendors and financial reporting.

The application, or changes in interpretations, of accounting principles could significantly impact our financial position and results of operations. All categories of our revenue may be impacted by the application, or changes in the interpretation, of United States generally accepted accounting principles (“U.S. GAAP”), which may cause our revenue to fluctuate. Under U.S. GAAP, we may be required to defer revenue recognition for license fees in certain situations. For example, a license sale that is unable to satisfy the VSOE requirements under U.S. GAAP, may result in deferring revenue into future periods. As a result, period-to-period comparisons should not be relied upon as indications of future performance. In addition, the U.S.-based Financial Accounting Standards Board (“FASB”) is working with the International Accounting Standards Board (“IASB”) to align accounting principles and make financial reporting comparable between companies required to follow U.S. GAAP and those required to follow IASB principles outside the U.S. Such efforts may result in revised U.S. GAAP accounting principles that may cause us to report materially different financial results than under current U.S. GAAP principles.

RISKS ASSOCIATED WITH SALES CYCLE

Our products involve a long sales cycle and the timing of sales is difficult to predict. Because the licensing of our primary products generally involves a significant commitment of capital or a long-term commitment by our customers, the sales cycle associated with a customer’s purchase of our products is generally lengthy. This cycle varies from customer to customer and is subject to a number of significant risks over which we have little or no control. The evaluation process that our customers follow generally involves many of their personnel and requires complex demonstrations and presentations to satisfy their needs. Significant effort is required from QAD to support this approach, whether we are ultimately successful or not. If sales forecasted for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have an adverse effect on our quarterly and annual operating results.

SOLUTIONS

We may experience defects in our software products and services. Software products frequently contain defects, including security flaws, especially when first introduced or when new versions are released. The detection and correction of errors and security flaws can be time consuming and costly. Defects in our software products, or in the software of third parties, could affect the ability of our products to work with other hardware or software products. Our software product errors could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors and security flaws may also adversely affect our ability to conduct our On Demand operations. Such defects, together with third-party products, software customizations and other factors outside our control, may also impair our ability to complete services implementations on time and within budget. Customers who rely on our software products and services for applications that are critical to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and warranty claims as well as harm our reputation, which could impact our future sales of products and services.

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

Evolution of the On Demand model. It is uncertain whether our cloud computing application services will achieve and sustain high levels of demand and market acceptance. Customers may be unwilling to adopt our services due to concerns about security, international transfers of data, governmental regulation, outsourcing critical systems to outside vendors, and potential abandonment of past infrastructure investments.

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

We may be exposed to claims for infringement or misuse of intellectual property rights and/or breach of license agreement provisions. Third parties may initiate proceedings against us claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. The likelihood of such claims may increase as new patents continue to be issued and the use of open source and other third-party code becomes more prevalent, and may also increase if we acquire businesses or expand into new markets in the future. Any such claims, regardless of validity, may cause us to:

•	Pay license fees or monetary damages;
•	Incur high legal fees in defense of such claims;
•	Alter or stop selling our products;
•	Satisfy indemnification obligations to our customers;
•	Release source code to third parties, possibly under open source license terms; and
•	Divert management’s time and attention from operating our business.

We may be exposed to product liability claims and other liability. While our customer agreements typically contain provisions designed to limit our exposure to product liability claims and other liability, we may still be exposed to liability in the event such provisions may not apply.

We have an errors and omissions insurance policy. However, this insurance may not continue to be available to us on commercially reasonable terms or at all, or a claim otherwise covered by our insurance may exceed our coverage limits. We may be subject to product liability claims or errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel.

ON DEMAND OFFERINGS

Our revenue and profitability will be adversely affected if we do not properly manage our On Demand offerings. The pricing and other terms of some of our On Demand agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Early termination, increased costs or unanticipated delays could have an adverse affect on our profit margin and generate negative cash flow. Further, if we experience delays in implementing new On Demand customers (whether due to product defects, system complexities or other factors) then customers may delay the deployment of additional users and sites, which could adversely affect our revenue growth. If we fail to meet our system availability commitments or other customer obligations then we may be required to give credits or refund fees, and we may be subject to litigation and loss of customer business. For example, if we were to miss our standard 99.5% system availability commitment then we are obligated under our customer contracts to issue one day’s credit against future fees for each hour of system unavailability.

We rely on third-party hosting and other service providers. These vendor services may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss or interruption of these services could significantly increase our expenses and/or result in errors or a failure of our service which could harm our business.

We may be exposed to liability and loss from security breaches. Our service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Changes in laws may adversely affect our business. The laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and export compliance. Changes in these laws could affect our ability to provide services from or to some locations and could increase both the costs and risks associated with providing the services. Further, our customers are subject to laws and regulations concerning their use of personally identifiable information from their customers and other contacts. Such laws and regulations may restrict our customers’ use of personally identifiable information to a degree that limits demand for our services and thereby harms our business.

The market for On Demand services may not develop as quickly as we expect. The market for enterprise cloud computing application services is not as mature as the market for traditional enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of customers to increase their use of enterprise cloud computing application services in general, and for ERP applications in particular. Many customers have invested substantial resources to integrate traditional enterprise software into their businesses and therefore may be unwilling to migrate to an enterprise cloud computing application service. Furthermore, some enterprises may be unwilling to use enterprise cloud computing application services because they have concerns regarding security risks, international transfers of data, government or other third-party access to data, and use of outsourced services providers.

Our focus on On Demand may result in the loss of other business opportunities. We have focused our sales force, management team and other personnel toward growing our On Demand business. This redirection of resources could potentially result in the loss of sales opportunities in our traditional license, maintenance and services businesses. If our On Demand business does not grow in accordance with our expectations and we are not able to cover the shortfall with other sales opportunities, then our business could be harmed.

MARKET CONCENTRATION

We are dependent upon achieving success in certain concentrated markets. We have made a strategic decision to concentrate our product development, as well as our sales and marketing efforts, in certain vertical manufacturing industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. We also concentrate our efforts on certain geographies, where costs to stay in compliance with local requirements could be extensive and require a large amount of resources. An important element of our strategy is the achievement of technological and market leadership recognition for our software products in these segments and geographies. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments or geographies could have an adverse effect on us. If any of these targeted industry segments or geographies experience a material slowdown or reduced growth, such as has been experienced in the recent manufacturing downturn in certain geographies, those conditions could adversely affect the demand for our products.

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

ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESS AND INTELLECTUAL PROPERTY

We may make acquisitions or investments in new businesses, products or technologies that involve additional risks. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks which could adversely affect our business or operating results, including:

•	Our business strategy may not be furthered by an acquisition as we planned;

•	We may be unable to retain customers, vendors, distributors, business partners or other relationships associated with the acquired business;

•	Our due diligence may not identify significant liabilities or deficiencies associated with the business, assets, products, financial condition or accounting practices of an acquired company;

•	We may have difficulty integrating an acquired business due to incompatible business cultures;

•	We may incur significant integration costs related to assimilating the operations and personnel of acquired companies;

•	We may not realize the anticipated revenue increase from an acquisition;

•	We may be unable to realize the value of the acquired assets relative to the acquisition cost; and

•	Acquisitions may distract management from our existing businesses.

These factors could have a material adverse effect on our business, financial condition and operating results. In addition such acquisitions may cause our future quarterly financial results to fluctuate due to costs related to an acquisition, such as the elimination of redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. Also, consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share, though the likelihood of voting dilution is limited by the ability of the Company to use low-vote Class A common stock. Furthermore, we may incur significant debt to pay for future acquisitions or investments or our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

Our operations are international in scope, exposing us to additional risk. We derive over half of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Our operating results could be negatively impacted by a variety of factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

●	Longer accounts receivable collection cycles;

●	Costs and difficulties of managing international operations and alliances;

●	Greater difficulty enforcing intellectual property rights;

●	Import or export requirements;

●	Natural disasters;

●	Changes in political or economic conditions;

●	Changes in regulatory requirements or tax law; and

●
Operating in geographies with a higher inherent risk of corruption, which could adversely affect our ability to maintain compliance with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws.

We may experience foreign currency gains and losses. We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results may be negatively affected by fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies, including the euro, Australian dollar, British pound, Japanese yen and Brazilian real relative to the United States dollar can significantly affect our revenues, expenses and operating results.

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

Our dual-class stock structure could adversely impact the market for our stock. The liquidity of the Company’s common stock may be adversely impacted by our dual-class structure because the total number of shares outstanding immediately after the Recapitalization (as defined in Note 1 to Consolidated Financial Statements) was reduced by approximately half. In addition, there are fewer Class B shares than Class A shares and Class B shares may be less desirable to the public due to the 20% higher dividend on Class A shares. Additionally, the holding of lower voting Class A common stock may not be permitted by the investment policies of certain institutional investors or may be less attractive to managers of certain institutional investors.

OWNERSHIP OF OUR COMMON STOCK AND DEPENDENCE UPON KEY PERSONNEL

We are controlled by our principal stockholders. As of March 31, 2013, Karl Lopker and Pamela Lopker jointly and beneficially owned approximately 60% of the voting power of our outstanding Class A and Class B common stock and we are a “controlled company” within the meaning of NASDAQ rules. Currently they have sufficient voting control to determine the outcome of a stockholder vote concerning:

●	The election and removal of all members of our board of directors, who determine our management and policies;

●	The merger, consolidation or sale of the Company or all of its assets; and

●	All other matters requiring stockholder approval, regardless of how our other stockholders vote their shares.

This concentrated control limits the ability of our other stockholders to influence corporate matters and also limits the liquidity of the shares owned by other stockholders. Karl Lopker’s and Pamela Lopker’s concentrated control could discourage others from initiating potential merger, takeover or other change of control transactions and transactions could be pursued that our other stockholders do not view as beneficial. As a result, the market price of our Class A and Class B common stock could be adversely affected.

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

QAD common stock has been traded on the NASDAQ Global Market (“NASDAQ”) since our initial public offering in August 1997 under the symbol “QADI” through December 14, 2010.

On December 14, 2010, QAD shareholders approved a Recapitalization plan pursuant to which the Company established two classes of common stock. Our Class A Common Stock and Class B Common Stock are traded on the NASDAQ under the symbol “QADA” and “QADB”, respectively. The following table reflects the range of high and low sale prices of our Common Stock as reported by NASDAQ:

	QADA		QADB
Fiscal 2013:	Low Price	High Price	Low Price	High Price
Fourth quarter	$11.70	$14.40	$11.75	$13.45
Third quarter	11.97	13.94	11.73	13.60
Second quarter	11.53	14.23	11.50	13.95
First quarter	12.08	14.15	11.93	14.19

	QADA		QADB
Fiscal 2012:	Low Price	High Price	Low Price	High Price
Fourth quarter	$10.40	$13.20	$10.08	$13.00
Third quarter	9.84	12.27	9.12	12.27
Second quarter	9.00	11.09	8.88	10.44
First quarter	8.58	11.21	8.11	10.70

Holders

As of March 31, 2013, there were approximately 270 shareholders of record of our Class A common stock and approximately 230 shareholders of record of our Class B common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividends

We declared four quarterly dividends in fiscal 2013 of $0.072 and $0.06 per share of Class A and Class B stock, respectively. In addition, a one-time cash dividend was declared during the fourth quarter of fiscal 2013 of $0.288 and $0.24 per share of Class A and Class B stock, respectively. Our dividend program gives investors the choice of receiving a stock dividend or electing a cash dividend payment. Continuing quarterly cash dividends are subject to profitability measures, liquidity requirements of QAD and Board discretion.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In September 2011, our Board of Directors approved a stock repurchase plan whereby up to one million shares could be repurchased. Stock repurchases may be effected from time to time through open market purchases or pursuant to the Rule 10b5-1 plan. The remaining number of shares available for purchase under the plan was 52,000 at January 31, 2013. The remaining shares were repurchased in February and March of 2013 and effective March 2013 the plan was closed.

Below is a summary of stock repurchases for the three months ended January 31, 2013. See Note 11 within the Notes to Consolidated Financial Statements for additional information regarding our stock repurchase program.

Period	Shares Repurchased Class A	Average Price per Share Class A	Shares Repurchased Class B	Average Price per Share Class B	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

November 1 through November 30, 2012
Shares repurchased	35,720	$12.27	286	$12.06	36,006	130,968
December 1 through December 31, 2012
Shares repurchased	34,404	$13.37	3,426	$12.86	37,830	93,138
January 1 through January 31, 2013
Shares repurchased	35,699	$13.77	5,273	$12.80	40,972	52,166
Total	105,823		8,985		114,808

(1)	On September 22, 2011, the Company announced a share repurchase plan. A total of one million shares may be repurchased under the plan. The plan may be suspended or discontinued at any time.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The line graph below compares the annual percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on an annual basis, for the period beginning January 31, 2008 and ending January 31, 2013.

The graph assumes that $100 was invested in QAD common stock on January 31, 2008 and that all dividends were reinvested. Historic stock price performance has been restated to reflect the effect of the Recapitalization for all periods presented. Historic stock price performance should not be considered indicative of future stock price performance.

The following Share Performance Graph shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods (Annually from Fiscal Year 2008 through Fiscal Year 2013)	QADA	QADB	NASDAQ Composite Total Return Index	NASDAQ Computer Index
01/31/08(a)	100.00	100.00	100.00	100.00
01/31/09(a)	29.35	29.35	61.78	60.26
01/31/10(a)	64.49	64.49	89.85	98.44
01/31/11	51.62	53.03	112.98	130.12
01/31/12	79.57	79.73	117.74	138.11
01/31/13	89.15	80.76	131.48	144.43
__________________________________________
(a)	Stock price performance has been restated to reflect the effect of the Recapitalization.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31 (1)
	2013	2012	2011	2010	2009(2)
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$31,260	$33,166	$29,821	$25,927	$43,892
Maintenance and other	138,563	137,659	130,104	129,658	132,354
Subscription fees	14,838	9,787	5,773	4,009	3,507
Professional services	67,511	66,646	54,314	55,637	82,990
Total revenue	252,172	247,258	220,012	215,231	262,743
Operating income (loss)	11,808	17,892	6,591	2,871	(23,863)
Net income (loss)	$6,639	$10,784	$2,711	$1,349	$(23,720)
Basic net income (loss) per share:
Class A	$0.44	$0.69	$0.18	$0.09	$(1.60)
Class B	$0.37	$0.58	$0.15	$0.08	$(1.33)
Diluted net income (loss) per share:
Class A	$0.42	$0.67	$0.17	$0.09	$(1.60)
Class B	$0.35	$0.56	$0.14	$0.07	$(1.33)
Dividends declared per common share:
Class A	$0.58	$0.26	$0.21	$0.20	$0.20
Class B	$0.48	$0.22	$0.20	$0.20	$0.20
BALANCE SHEET DATA:
Cash and equivalents	65,009	76,927	67,276	44,678	31,467
Working capital (deficit)	10,276	22,877	13,752	4,178	(3,648)
Total assets	225,948	218,145	213,094	191,174	193,745
Current portion of long-term debt	372	321	304	285	266
Long-term debt	15,474	15,813	16,138	16,443	16,717
Total stockholders’ equity	58,198	62,015	56,091	49,551	47,471
____________

(1)	Historical results of operations are not necessarily indicative of future results. Refer to Item 1A entitled “Risk Factors” for discussion of factors that may impact future results.

(2)	Fiscal year 2009 includes a goodwill impairment charge of $14.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

QAD is a global provider of enterprise software applications, and related services and support. We provide enterprise software applications to global manufacturing companies primarily in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. More than 2,000 global manufacturing companies use QAD software. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

QAD’s enterprise resource planning (“ERP”) suite is called QAD Enterprise Applications, which is also known as MFG/PRO. QAD Enterprise Applications supports the core business processes of our global manufacturing customers and includes the following functional areas: financials, customer management, manufacturing, demand and supply chain planning, supply chain execution, service and support, enterprise asset management, analytics, interoperability, process & performance and internationalization. We sell QAD Enterprise Applications base ERP product with the option of purchasing various add-on modules depending on the functionality the customer requires.

QAD offers two options for deploying our ERP products: On Premise and On Demand. With the On Premise model, QAD sells a perpetual license for the software and our customers deploy the software on their own computer servers. Under the perpetual licensing model, customers may separately purchase contracts for maintenance and additional services. With QAD On Demand, customers subscribe to a service, and QAD provides access to the software as well as ongoing support services and management of the environment. The majority of QAD customers use the On Premise model, although On Demand is increasing in acceptance and, as a result, it is a deployment option we are focusing on expanding. We make it possible for customers to operate in a blended environment where some users can be deployed via On Premise and some users deployed via On Demand while offering the same end-user experience.

We have four principal sources of revenue:

•	Licenses of our integrated suite of software applications;

•	Maintenance and support, including technical support, training materials, product enhancements and upgrades;

•	Subscription of our Enterprise Applications through our On Demand offering in a SaaS model as well as other hosted Internet applications;

•	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In fiscal 2013, approximately 43% of our total revenue was generated in North America, 30% in EMEA, 20% in Asia Pacific and 7% in Latin America. Over 80% of our revenue is generated from large, global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At January 31, 2013, we employed approximately 1,540 employees worldwide, of which 560 employees were based in North America, 470 employees in EMEA, 440 employees in Asia Pacific and 70 employees in Latin America.

GLOBAL ECONOMIC OUTLOOK AND INDUSTRY TRENDS

Our customer base and our target markets are global manufacturing companies; therefore, our results are heavily influenced by the state of the manufacturing economy on a global basis. As a result, our management team monitors several economic indicators, with particular attention to the Global and Country Purchasing Managers’ Indexes (“PMI”). The PMI is a survey conducted on a monthly basis by polling businesses that represent the makeup of respective sectors. Since most of our customers are manufacturers, our revenue has historically correlated with fluctuations in the manufacturing PMI. Global macro economic trends and manufacturing spending are important barometers for our business, and the health of the U.S., Western European and Asian economies have a meaningful impact on our financial results. In fiscal 2013, approximately 57% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. The U.S. manufacturing economy has been expanding, as have the economies in many of the Asian and Latin American markets, while the European economies have been more fragile and have for the most part been contracting. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets.

FISCAL 2013 OPERATING RESULTS

Total revenue for fiscal 2013 was $252.2 million, a $4.9 million, or 2%, increase from fiscal 2012. Net income was $6.6 million for fiscal 2013 compared to $10.8 million for fiscal 2012. Our gross margin remained consistent at 57% but our net income for fiscal 2013 was negatively impacted by several factors, including higher personnel costs due to higher headcount as a result of acquisitions and additional hiring, reduced joint development projects, our internal system upgrade and costs incurred to support increased development of internationalization capabilities in our offering. Excluding the effect of foreign exchange fluctuations, we expect that total revenue generally will continue to increase due to continued demand for our software products and software license updates and product support offerings, the high percentage of customers that renew their maintenance contracts and additional revenue from our acquisitions.

Acquisitions. During fiscal 2013 we completed two acquisitions to expand our product offerings. In the second quarter of fiscal 2013, we acquired DynaSys S.A. (“DynaSys”), a French company with 40 employees that provides a demand and supply chain planning solution which is complementary to our software. We believe the DynaSys product, combined with our own software, will benefit many of our global customers striving to improve their supply chain effectiveness. In the fourth quarter of fiscal 2013, we acquired CEBOS, Ltd. (“CEBOS”), a company in the United States with 33 employees that provides quality management and regulatory compliance solutions that we expect will enhance the quality management aspects of our offerings. Our acquisitions added $3.5 million to total revenue and $5.6 million to costs in fiscal 2013. As required by business combination accounting rules, we recorded adjustments to reduce our maintenance revenue for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as maintenance revenue by the acquired businesses as independent entities in the amounts of $0.9 million for fiscal 2013 and $0.5 million for fiscal 2014.

License revenue. License revenue is primarily derived from software license fees that customers pay for our base product, QAD Enterprise Applications, and any add-on modules they purchase. In fiscal 2013, license revenue totaled $31.3 million, or 12% of total revenue, with a gross margin of 87%. License revenue growth is influenced by the strength of the manufacturing industry and general economic conditions in addition to the competitive position of our software products. Long sales cycles and the unpredictability of when license deals close can have a material impact on our license revenues, net income and earnings per share. For example, in fiscal 2013, $0.3 million of license revenue would result in approximately one cent of diluted earnings per Class A share impact.

Revenue recognition deferrals can also have a significant impact on quarterly earnings. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy VSOE requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Our executives emphasize structuring commercially sound business deals that facilitate long-term, mutually beneficial relationships with our customers and as a result do not necessarily structure sales specifically to achieve short-term accounting results. In the fourth quarter of fiscal 2013, we deferred seven transactions totaling $4.3 million of license revenue.

Our success in closing license deals for existing customers, new customers that are affiliates of existing customers and customers that have employees with historical experience working with QAD tends to be higher than with new customers that have no QAD affiliations. As a result, we place increased focus on these opportunities. A majority of our license revenue is generated from existing customers and their affiliates. With global GDP growth and the level of the PMI continuing to be below pre-fiscal 2009 levels, we believe global economic volatility will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast sales cycles for our products and the timing of large software license sales. Our license revenue has not reached pre-fiscal 2009 levels, which we believe is partially because of the economic volatility delaying customer buying decisions and partially because of our increased focus on selling our solution as software as a service via our On Demand offering.

Maintenance revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. Our maintenance revenues totaled $138.6 million in fiscal 2013, representing approximately 55% of total revenue. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; and (5) adjustments to revenue as a result of revenue recognition rules. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months.

Subscription revenue. The majority of our software continues to be sold via the On Premise model, which generates license revenue. Our On Demand model, which generates subscription revenue, has become more widely accepted and for fiscal 2013 increased to $14.8 million or 6% of total revenue from approximately $9.8 million or 4% of total revenue in fiscal 2012. Our On Demand customers include a mix of existing customers who have converted from our On Premise model and new user implementations of our On Demand product. The growth in subscription revenue was 52% in fiscal 2013 compared to 70% in fiscal 2012. The lower growth rate in fiscal 2013 was primarily due to slower than expected deployment of existing customers and a number of deals in which the sales cycle was longer than initially projected. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months. Growing our On Demand product and offering our products as software as a service continues to be a key strategic initiative for us.

Services revenue. Our services business consists of professional services, including consulting and training related to our solutions. In fiscal 2013, our services revenue totaled $67.5 million, or 27% of total revenue, with a gross margin of 6%. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We tend to offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues.

Although our professional services are optional, many of our customers use these services for some of their planning, implementation, or related needs. Professional services are typically rendered under time and materials-based contracts with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee based contracts with payments due on specific dates or milestones.

Our professional services typically lag our license revenue by several quarters as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. We use our partners and subcontractors to supplement our internal resources. This allows us to quickly respond to demand fluctuations while somewhat mitigating low utilization in slow times. We believe this also helps us extend our global reach by keeping a higher number of partners engaged and knowledgeable about our product. Our professional services business has competitive exposure to offshore providers. All of these factors potentially create the risk of pricing pressure, fewer customer orders and reduced gross margins.

Cash Flow and Financial Condition. For fiscal 2013, we generated cash flow from operating activities of $16.0 million. Our cash and equivalents at January 31, 2013 totaled $65.0 million, with the only debt on our balance sheet of $15.8 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and operations to drive earnings growth, acquisitions, dividend payments and repurchases of common stock.

In fiscal 2014, we anticipate that our priorities for use of cash will be developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2014.

CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. These policies often require us to make estimates about the effects of matters that are inherently uncertain and are subject to change in subsequent periods.

We consider the following policies to be critical because of the significance of these items to our operating results and the estimation processes and management judgment involved in each:

•	Revenue
•	Accounts receivable allowances for doubtful accounts
•	Capitalized software development costs
•	Goodwill and intangible assets – impairment assessments
•	Business combinations
•	Valuation of deferred tax assets and tax contingency reserves
•	Stock-based compensation

Our senior management has reviewed these critical accounting policies and related disclosures. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

Revenue. We primarily offer our software using two models. Our traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own equipment; we sometimes refer to this as the “On Premise licensing model”. More recently, we deliver our software on a hosted basis as a service and our customers generally do not have the contractual right to take possession of the software; we sometimes refer to this as a “SaaS model”. We sell a majority of our software through our On Premise licensing model and recognize revenue associated with these offerings in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software under our SaaS model is typically over a contractual term of 12 to 36 months and we recognize revenue associated with these offerings, which we call subscription revenue in our Consolidated Statements of Income and Comprehensive Income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition- Multiple-Deliverable Revenue Arrangements. Whether sales are made via an On Premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services.

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

Revenues from consulting services, which we call professional services in our Consolidated Statements of Income and Comprehensive Income, are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of our software. Our software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, we enter into fixed fee arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, as compared to total estimated costs to be incurred to complete the work. In milestone achievement arrangements, we recognize revenue as the respective milestones are achieved.

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

Other consulting services are typically sold on a time-and-materials basis and consist of fees from consultation services such as configuring features, implementing at various customer sites, testing and training. These services are considered to have stand-alone value to the customer because we have sold consulting services separately and there are several third-party vendors that routinely provide similar professional services to our customers on a stand-alone basis. Accordingly, consulting services are a separate unit of accounting and the associated services revenue is recognized as the services are performed and earned.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, VSOE of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.

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

For multiple-element arrangements that may include a combination of our subscription offerings and other consulting services, the total arrangement fee is allocated to each element based on the VSOE / ESP value of each element. After allocation, the revenue associated with the subscription offering and other consulting services is recognized as described above.

Allowance for Bad Debt. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We review the collectability of our accounts receivable each period by analyzing balances based on age and record specific allowances for any balances that we determine may not be fully collectible due to inability of the customers to pay. We also provide for a general reserve based on historical data including analysis of write-offs and other known factors. Provisions to the allowance for bad debt are included as bad debt expense in “General and Administrative” expense. Significant judgment is required in adjusting our receivables to amounts we believe are realizable, especially when a customer is experiencing financial difficulty or is in bankruptcy. Although we use the best information available in making our estimates, we may incur additional bad debt expense in future periods which could have a material effect on earnings in any given quarter should additional allowances for doubtful accounts be necessary. The determination to write-off specific accounts receivable balances is made based on likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer.

Allowance for Sales Returns. We do not generally provide a contractual right of return; however, in the course of business we have occasionally allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience, specifically identified customers and other known factors. Although we use the best information available in making our estimates, we may incur additional provisions against revenue in future periods which could have a material effect on earnings in any given quarter should additional allowances for sales returns be necessary.

The accounts receivable allowance for doubtful accounts is comprised of both the allowance for bad debts and the allowance for sales returns.

Capitalized Software Development Costs. We capitalize software development costs incurred once technological feasibility has been achieved in the form of a working model. These costs are primarily related to the localization and translation of our products. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. We also capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. Capitalized software costs are amortized on a product-by-product basis and charged to “Cost of license fees.” The amortization of capitalized software costs is the greater of the straight-line basis over three years, the expected useful life, or computed using a ratio of current revenue for a product compared to the estimated total of current and future revenues for that product. We periodically compare the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the statement of operations. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may incur substantial losses due to the write-down or write-off of these assets.

Goodwill and Intangible Assets – Impairment Assessments. We review the carrying value of goodwill using the methodology prescribed in FASB Accounting Standards Codification 350 Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that it may be impaired. These impairment tests are also dependent on management’s forecasts, which are subject to change. A change in our forecasts may result in impairment charges. We perform a two-step impairment test. Under the first step of the goodwill impairment test, we are required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and we do not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

Management evaluates the Company as a single reporting unit for business and operating purposes as almost all of our revenue streams are generated by the same underlying technology whether acquired, purchased or developed. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable to a geography or product line but relate to almost all products. As a result, there is a high degree of interdependency among our revenues and cash flows for levels below the consolidated entity and identifiable cash flows for a reporting unit separate from the consolidated entity are not meaningful.

We test goodwill and intangible assets for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment. During the fourth quarter of fiscal 2013 and 2012, an impairment analysis was performed at the enterprise level which compared our market capitalization to our net assets as of the test date, November 30. As our market capitalization substantially exceeded our net assets, there was no indication of goodwill impairment for fiscal 2013 and 2012.

We make judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each fiscal year we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.

Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2013 or 2012.

Business Combinations. We make estimates, assumptions and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity. These estimates are based on a number of factors, including historical experience and market conditions. We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and deferred revenue obligations assumed.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to discount rates, future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts, acquired developed technologies and acquired trade names and trademarks as well as assumptions about the period of time the acquired trade names and trademarks will continue to be used in our combined product portfolio.

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the deferred revenue obligations assumed. The estimated fair value of the obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical costs related to fulfilling the obligations.

We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with our acquisition of CEBOS, Ltd., we entered into an agreement that includes two future payments of $750,000 each, due April 2014 and April 2015, respectively. Each future payment consists of $250,000 guaranteed and $500,000 contingent upon achievement of certain development and sales-based milestones. The potential undiscounted amount of all future cash payments that we could be required to make for contingent consideration is between $0.5 million and $1.5 million as of January 31, 2013.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation of Deferred Tax Assets and Tax Contingency Reserves. The carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2013, we had $25.1 million of deferred tax assets, net of valuation allowances, consisting of $35.5 million of gross deferred tax assets offset by valuation allowances of $10.4 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net decrease of valuation allowances recorded in fiscal 2013 of $0.6 million.

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

Stock-Based Compensation. We account for share-based payments (“equity awards”) to employees in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires that share-based payments (to the extent they are compensatory) be recognized in our Consolidated Statements of Income and Comprehensive Income based on their fair values as measured at the grant date. The fair value of an equity award is recognized as stock-based compensation expense ratably over the vesting period of the equity award. Determining the fair value of stock-based awards at the grant date requires judgment and the fair value per share of historical grants of equity awards may not be indicative of the fair value per share for future grants of equity awards.

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

While we recognize as stock-based compensation expense the entire amount of the fair value of a vested equity award once it has vested, during the periods in which our equity awards are vesting, we are required to estimate equity awards that we expect will be canceled prior to vesting (“forfeitures”) and reduce the stock-based compensation expense recognized in a given period for the effects of estimated forfeitures over the expense recognition period (“forfeiture rate”). To determine the forfeiture rate, we examine the historical pattern of forfeitures, which we believe is indicative of future forfeitures, in an effort to determine if there were any discernable forfeiture patterns based on certain employee populations. From this analysis, we identified two employee populations that have different historical forfeiture rates. One population includes QAD directors and officers and the other population includes all other QAD employees. The impact of actual forfeitures, if significantly different from our estimated forfeitures, could materially affect our operating results. We evaluate the forfeiture rate annually or more frequently when there have been any significant changes in forfeiture activity.

We record deferred tax assets for equity awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the fair values attributable to the vested portion of those equity awards. Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair values of our equity awards may also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in “Additional Paid-in Capital.” If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the alternative transition method pursuant to ASC 718.

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

RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 15 “Business Segment Information” within the Notes to Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency exchange rates, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the prior year to the current year results.

Revenue

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2013	$	%	January 31, 2012	$	%	January 31, 2011
Revenue:
License fees	$31,260	$(1,906)	-6%	$33,166	$3,345	11%	$29,821
Percentage of total revenue	12%			13%			14%
Maintenance and other	138,563	904	1%	137,659	7,555	6%	130,104
Percentage of total revenue	55%			56%			59%
Subscription fees	14,838	5,051	52%	9,787	4,014	70%	5,773
Percentage of total revenue	6%			4%			3%
Professional services	67,511	865	1%	66,646	12,332	23%	54,314
Percentage of total revenue	27%			27%			24%
Total revenue	$252,172	$4,914	2%	$247,258	$27,246	12%	$220,012

Total Revenue. Total revenue was $252.2 million, $247.3 million and $220.0 million for fiscal 2013, 2012 and 2011, respectively. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Holding foreign currency exchange rates constant to fiscal 2012, total revenue for fiscal 2013 would have been approximately $257.2 million, representing a $9.9 million, or 4%, increase from the prior year. When comparing categories within total revenue at constant rates, our fiscal 2013 results included increases in our maintenance and other revenue, subscription fees, and professional services categories partially offset by a decrease in license revenue. Total revenue increased in our North America, EMEA and Asia Pacific regions offset by a decrease in our Latin America region during fiscal 2013 when compared to fiscal 2012. The acquisition of DynaSys added $3.3 million to total revenue in our EMEA region during fiscal 2013 while the acquisition of CEBOS added $0.2 million to total revenue in our North America region during fiscal 2013. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for fiscal 2013 was approximately 28% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for fiscal 2012 was approximately 28% in automotive, 24% in consumer products and food and beverage, 36% in high technology and industrial products and 12% in life sciences.

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

License Revenue. License revenue was $31.3 million, $33.2 million and $29.8 million for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, license revenue for fiscal 2013 would have been approximately $31.7 million, representing a $1.5 million, or 5%, decrease from the prior year. Excluding $1.1 million of revenue recognized from our acquisitions, license revenue decreased in all regions except for Asia Pacific during fiscal 2013 when compared to fiscal 2012. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2013, 19 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million. This compared to fiscal 2012 in which 21 customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Although the number of license orders greater than $0.3 million was fairly consistent year over year, our overall license revenue declined primarily due to revenue recognition deferrals. Seven license deals over $0.1 million were deferred in full totaling $4.3 million in the fourth quarter of fiscal 2013. We expect to recognize this revenue over the next two years. No license deals over $0.1 million were deferred in full in the fourth quarter of fiscal 2012.

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

Maintenance and Other Revenue. Maintenance and other revenue was $138.6 million, $137.7 million and $130.1 million for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, maintenance and other revenue for fiscal 2013 would have been approximately $140.9 million, representing a $3.2 million, or 2%, increase from the prior year. Excluding $1.1 million of maintenance revenue recognized from our acquisitions, maintenance and other revenue increased in our North America, EMEA and Latin America regions and remained flat in our Asia Pacific region during fiscal 2013 when compared to fiscal 2012. The non-acquisition related increase in maintenance and other revenue was due to price increases, new customers, new users and new modules in excess of cancellations.

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

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for fiscal 2013, 2012 and 2011.

Subscription Revenue. Subscription revenue was $14.8 million, $9.8 million and $5.8 million for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, subscription revenue for fiscal 2013 would have been $14.9 million, representing a $5.1 million, or 52%, increase from the prior year. Subscription revenue increased across all geographic regions in which we operated during fiscal 2013 when compared to fiscal 2012. The increase in subscription revenue was due to additional revenue related to our On Demand product offering. Currently, a majority of our On Demand sales are in the North America region. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our On Demand product offering.

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

Products are generally shipped as orders are received or within a short period thereafter. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively low amount of subscription sales, we believe that our backlog as of any particular date is not currently significant. Our total short-term deferred revenue as of January 31, 2013 was $101.2 million, of which $85.8 million was related to deferred maintenance and will be recognized over the period of the maintenance support. Deferred subscriptions totaled $5.5 million primarily related to hosting and On Demand services we will provide over periods up to the next twelve months. Deferred services totaled $3.0 million and represents prepayments for our professional services where revenues for these services are recognized as we complete the performance obligations as well as services already provided but deferred due to software revenue recognition rules. The remaining short-term deferred revenue balance as of January 31, 2013 of $6.9 million primarily relates to deferred licenses where the majority of the balance is deferred due to U.S. GAAP revenue recognition rules.

Professional Services Revenue. Professional services revenue was $67.5 million, $66.6 million and $54.3 million for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, professional services revenue for fiscal 2013 would have been $69.8 million, representing a $3.2 million, or 5%, increase from the prior year. Excluding $1.3 million of revenue recognized from our acquisitions, professional services revenue increased in our North America and EMEA regions and decreased in our Latin America and Asia Pacific regions during fiscal 2013 when compared to fiscal 2012. The non-acquisition related increase in professional services revenue period over period can be attributed to a higher number of engagements in fiscal 2013 compared to fiscal 2012.

Holding foreign currency exchange rates constant to fiscal 2011, professional services revenue for fiscal 2012 would have been $64.8 million, representing a $10.5 million, or 19%, increase from the prior year. Professional services revenue increased across all geographic regions in which we operated during fiscal 2012 when compared to fiscal 2011. The increase in professional services revenue period over period can be attributed to engagements in which we recognized a higher amount of professional services revenue per customer per quarter, which we believe was a result of increased license sales which has resulted in larger implementation or upgrade projects during the year.

Total Cost of Revenue

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2013	$	%	January 31, 2012	$	%	January 31, 2011
Cost of revenue:
Cost of license fees	$4,032	$(553)	-12%	$4,585	$(1,039)	-18%	$5,624
Cost of maintenance, subscription and other	40,355	4,278	12%	36,077	2,947	9%	33,130
Cost of professional services	63,206	(1,471)	-2%	64,677	9,483	17%	55,194
Total cost revenue	$107,593	$2,254	2%	$105,339	$11,391	12%	$93,948
Percentage of revenue	43%			43%			43%

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

Total Cost of Revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $107.6 million for fiscal 2013, $105.3 million for fiscal 2012 and $93.9 million for fiscal 2011, and as a percentage of total revenue was 43% for all three fiscal years. Holding foreign currency exchange rates constant to fiscal 2012, total cost of revenue for fiscal 2013 would have been approximately $110.5 million and as a percentage of total revenue would have been unchanged at 43%. The non-currency related increase in cost of revenue of $5.2 million in fiscal 2013 compared to fiscal 2012 was primarily due to higher personnel and hosting costs associated with higher subscription revenue. In addition, our acquisitions contributed $2.1 million to total cost of revenue in fiscal 2013.

Holding foreign currency exchange rates constant to fiscal 2011, total cost of revenue for fiscal 2012 would have been approximately $103.2 million and as a percentage of total revenue would have been unchanged at 43%. The non-currency related increase in cost of revenue of $9.3 million in fiscal 2012 compared to fiscal 2011 was primarily due to higher personnel costs, higher third-party contractor costs and higher travel costs associated with higher professional services revenues. In addition, we incurred higher personnel and hosting costs associated with higher subscription revenue.

Cost of License Fees. Cost of license fees was $4.0 million, $4.6 million and $5.6 million for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of license fees for fiscal 2013 would have been $4.1 million, representing a decrease of $0.5 million, or 11%. The non-currency related decrease in cost of license fees of $0.5 million in fiscal 2013 compared to fiscal 2012 was due to lower royalties resulting from lower license revenue.

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

Cost of Maintenance, Subscription and Other. Cost of maintenance, subscription and other was $40.4 million, $36.1 million and $33.1 million for fiscal 2013, 2012 and 2011, respectively. Cost of maintenance, subscription and other as a percentage of maintenance and other and subscription fees revenues were 26% in fiscal 2013 and 24% in both fiscal 2012 and fiscal 2011. Holding foreign currency exchange rates constant to fiscal 2012, cost of maintenance, subscription and other in fiscal 2013 would have been $41.1 million, representing an increase of $5.0 million, or 14%. The non-currency related increase in cost of maintenance, subscription and other of $5.0 million in fiscal 2013 compared to fiscal 2012 was primarily due to higher subscription costs, which included higher salaries and related costs of $1.2 million as a result of higher headcount of approximately 14 people and higher hosting costs of $1.0 million. In addition, we use services employees to help support our On Demand customers and in fiscal 2013 we had higher associated personnel costs of $1.5 million allocated from cost of professional services to cost of maintenance, subscription and other. Also contributing to higher cost of maintenance, subscription and other was an increase in maintenance royalties of $0.4 million in fiscal 2013 when compared to fiscal 2012. Our acquisitions contributed $0.5 million to our fiscal 2013 cost of maintenance, subscription and other, primarily comprised of personnel costs.

Holding foreign currency exchange rates constant to fiscal 2011, cost of maintenance, subscription and other in fiscal 2012 would have been $35.6 million, representing an increase of $2.5 million, or 8%. The non-currency related increase in cost of maintenance, subscription and other of $2.5 million in fiscal 2012 compared to fiscal 2011 was primarily due to higher subscription costs, which included higher salaries and related costs of $1.0 million as a result of higher headcount of approximately 30 people in support of our growing On Demand business, higher hosting costs of $0.5 million, higher information technology and facilities allocated costs of $0.4 million and higher travel costs of $0.2 million.

Cost of Professional Services. Cost of professional services was $63.2 million, $64.7 million and $55.2 million for fiscal 2013, 2012 and 2011, respectively. Cost of professional services as a percentage of professional services revenues was 94%, 97% and 102% for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, cost of professional services in fiscal 2013 would have been $65.3 million, representing an increase of $0.6 million, or 1%. The non-currency related increase in cost of professional services of $0.6 million in fiscal 2013 compared to fiscal 2012 was due primarily to higher third-party contractor costs of $1.2 million partially offset by lower information technology and facilities allocated costs of $0.4 million. In addition, we use services employees to help support our On Demand customers and in fiscal 2013 we had higher associated personnel costs of $1.5 million allocated from cost of professional services to cost of maintenance subscription and other. Our acquisitions contributed $1.4 million to cost of professional services in fiscal 2013, which was primarily comprised of personnel costs.

Holding foreign currency exchange rates constant to fiscal 2011, cost of professional services in fiscal 2012 would have been $63.0 million, representing an increase of $7.8 million, or 14%. The non-currency related increase in cost of professional services of $7.8 million in fiscal 2012 compared to fiscal 2011 was due primarily to higher salaries and related costs of $3.5 million as a result of higher headcount of approximately 30 people, higher third-party contractor costs of $3.2 million and higher travel costs of $1.3 million. The increase in services costs was to support the increased professional services revenue.

Sales and Marketing

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2013	$	%	January 31, 2012	$	%	January 31, 2011
Sales and marketing	$62,223	$3,887	7%	$58,336	$4,130	8%	$54,206
Percentage of revenue	25%			24%			25%

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

Sales and marketing expense was $62.2 million, $58.3 million and $54.2 million for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, fiscal 2013 sales and marketing expense would have been approximately $63.5 million, representing an increase of $5.2 million, or 9%. The non-currency related increase in sales and marketing expense of $5.2 million in fiscal 2013 compared to fiscal 2012 was primarily due to higher salaries $1.6 million as a result of higher headcount of approximately 10 people, higher travel costs of $0.5 million, higher payroll taxes of $0.4 million and higher sales agent fees of $0.2 million. Our acquisitions contributed $1.6 million to sales and marketing expense in fiscal 2013, which was primarily comprised of personnel costs. Sales and marketing expense for fiscal 2013 includes $0.7 million in commissions related to license deals that were deferred during the fourth quarter.

Holding foreign currency exchange rates constant to fiscal 2011, fiscal 2012 sales and marketing expense would have been approximately $57.1 million, representing an increase of $2.9 million, or 5%. The non-currency related increase in sales and marketing expense of $2.9 million in fiscal 2012 compared to fiscal 2011 was primarily due to higher salaries and related costs of $1.5 million as a result of higher headcount of approximately 20 people, primarily in the pre-sales and marketing areas, higher commissions of $1.3 million, higher travel costs of $0.5 million and higher professional fees of $0.3 million related to web design services and customer events. The increase in sales and marketing expense was partially offset by lower information technology and facilities allocated costs of $0.3 million and lower stock-based compensation expense of $0.3 million.

Research and Development

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2013	$	%	January 31, 2012	$	%	January 31, 2011
Research and development	$38,332	$2,624	7%	$35,708	$1,133	3%	$34,575
Percentage of revenue	15%			14%			16%

Research and development expense is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation, training and travel expense for research and development employees and professional services, such as fees paid to software development firms and independent contractors. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by reimbursements from joint development projects. As part of our vertical focus we regularly seek to engage in joint development arrangements with our customers in order to enhance specific functionality and industry experience, although the number and size of joint development arrangements may fluctuate.

Research and development expense was $38.3 million, $35.7 million and $34.6 million for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, fiscal 2013 research and development expense would have been approximately $39.0 million, representing an increase of $3.3 million, or 9%. The non-currency related increase in research and development expense of $3.3 million in fiscal 2013 compared to fiscal 2012 was primarily due to higher salaries and related costs of $1.4 million, as a result of higher headcount of approximately 18 people to support increased internationalization efforts; and lower joint development reimbursements of $1.3 million. We currently have no significant joint development projects in progress. In addition, our acquisitions contributed $0.8 million to research and development expense in fiscal 2013, which was primarily comprised of personnel costs.

Holding foreign currency exchange rates constant to fiscal 2011, fiscal 2012 research and development expense would have been approximately $34.9 million, representing an increase of $0.3 million, or 1%. The non-currency related increase in research and development expense of $0.3 million in fiscal 2012 compared to fiscal 2011 was primarily due to higher salaries and related costs of $0.7 million as a result of higher headcount of approximately 40 people hired in our China research and development center and throughout the world to support internationalizations. In addition, travel costs increased by $0.2 million. These increases in research and development expense were partially offset by lower consulting fees of $0.4 million related to our QAD Business Intelligence project which was completed in the prior year and lower information technology and facilities allocated costs of $0.4 million. Included in research and development expense for fiscal 2012 were joint development reimbursements of $0.5 million per quarter related to one project which concluded in September 2012.

General and Administrative

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2013	$	%	January 31, 2012	$	%	January 31, 2011
General and administrative	$31,952	$1,983	7%	$29,969	$(668)	-2%	$30,637
Percentage of revenue	12%			12%			14%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

General and administrative expense was $32.0 million, $30.0 million and $30.6 million for fiscal 2013, 2012 and 2011, respectively. Holding foreign currency exchange rates constant to fiscal 2012, fiscal 2013 general and administrative expense would have been approximately $32.3 million, representing an increase of $2.3 million, or 8%. The non-currency related increase in general and administrative expense of $2.3 million in fiscal 2013 compared to fiscal 2012 was primarily due to costs incurred from an internal system upgrade project of $1.0 million, higher salaries and related costs of $0.6 million as a result of higher headcount of approximately 13 people and higher information technology and facilities allocated costs of $0.3 million. In addition, our acquisitions contributed $0.4 million to general and administrative expense in fiscal 2013, which was primarily comprised of personnel costs and professional fees.

Holding foreign currency exchange rates constant to fiscal 2011, fiscal 2012 general and administrative expense would have been approximately $29.4 million, representing a decrease of $1.2 million, or 4%. The non-currency related decrease in general and administrative expense of $1.2 million in fiscal 2012 compared to fiscal 2011 was primarily due to lower professional fees of $1.4 million as fiscal year 2011 included professional fees related to our Recapitalization (as defined in Note 1 to Consolidated Financial Statements), lower information technology and facilities allocated costs of $0.3 million, lower stock-based compensation expense of $0.2 million, lower bonuses of $0.2 million and lower severance of $0.2 million. These decreases in general and administrative expense were partially offset by higher salaries and related costs of $0.6 million and higher bad debt expense of $0.3 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions totaled $264,000, $14,000 and $55,000 for fiscal years 2013, 2012 and 2011, respectively. Amortization expense in fiscal 2013 was due to the intangible assets acquired from our DynaSys and CEBOS acquisitions. Amortization expense in fiscal 2012 and 2011 was due to the intangible assets acquired in fiscal 2009 from our FullTilt acquisition. Amortization decreased in fiscal 2012 compared to fiscal 2011 due to the FullTilt acquired intangibles being fully amortized by the end of the fiscal 2012 first quarter.

Total Other (Income) Expense

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2013	$	%	January 31, 2012	$	%	January 31, 2011
Other (income) expense
Interest income	$(590)	$40	6%	$(630)	$(115)	-22%	$(515)
Interest expense	990	(184)	-16%	1,174	(74)	-6%	1,248
Other expense, net	1,118	570	104%	548	244	80%	304
Total other expense, net	$1,518	$426	39%	$1,092	$55	5%	$1,037
Percentage of revenue	1%			0%			0%

Total other expense, net was $1.5 million, $1.1 million and $1.0 million for fiscal 2013, 2012 and 2011, respectively. When comparing fiscal 2013 to fiscal 2012, the unfavorable change is primarily related to higher foreign exchange losses. When comparing fiscal 2012 to fiscal 2011 all categories within other (income) expense were relatively consistent.

Interest rate swap valuations and foreign exchange gains and losses are subject to changes which are inherently unpredictable. Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowered our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. Over the term of the mortgage, however, the net impact of these mark-to-market adjustments on earnings will be zero.

Income Tax Expense

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2013	$	%	January 31, 2012	$	%	January 31, 2011
Income tax expense	$3,651	$(2,365)	-39%	$6,016	$3,173	112%	$2,843
Percentage of revenue	1%			2%			1%
Effective tax rate	35%			36%			51%

We recorded income tax expense of $3.7 million, $6.0 million and $2.8 million for fiscal 2013, 2012 and 2011, respectively. QAD’s effective tax rate was 35%, 36%, and 51% for fiscal 2013, 2012 and 2011, respectively. In total, our effective tax rate did not significantly change in fiscal 2013 compared to fiscal 2012. This is because as a relative percentage of income we benefitted from increased tax credits, operating in foreign jurisdictions and lower Subpart F income. These benefits were offset by increased withholding taxes and non-deductible equity compensation. Our effective tax rate decreased in fiscal 2012 compared to fiscal 2011 primarily due to a significant increase in income before income taxes as well as the release of a foreign subsidiary’s valuation allowance due to the entity’s growth expectations and utilization of net operating losses. In addition, our effective tax rate was higher in fiscal 2011 as compared to fiscal 2012 due to non-deductible professional fees related to the Recapitalization.

For further information regarding income taxes, see Note 10 “Income Taxes” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of licenses, maintenance, subscription and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures, payment of dividends and stock repurchases, and to invest in our growth initiatives, which include acquisitions of products, technology and businesses.

At January 31, 2013, our principal sources of liquidity were cash and equivalents totaling $65.0 million and net accounts receivable of $72.6 million. At January 31, 2013, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 75% of our cash and equivalents were held in U.S. dollar denominated accounts as of January 31, 2013. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2014.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of January 31, 2013 the portion of our cash and equivalents held by or invested through Bank of America was approximately 90%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $53.3 million and $58.9 million as of January 31, 2013 and 2012, respectively. If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds. Our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S. and it is not practicable to make a worldwide estimate of the amount of tax which may be payable upon distribution.

The following table summarizes our cash flows for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

	Years Ended January 31,
(in thousands)	2013	2012	2011
Net cash provided by operating activities	$16,039	$21,448	$25,902
Net cash used in investing activities	(11,381)	(4,147)	(1,922)
Net cash used in financing activities	(16,641)	(7,725)	(2,131)
Effect of foreign exchange rates on cash and equivalents	65	75	749
Net increase (decrease) in cash and equivalents	$(11,918)	$9,651	$22,598

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our largest source of operating cash flow. Net cash flows provided by operating activities was $16.0 million for fiscal 2013 compared to $21.4 million for fiscal 2012. The $5.4 million decrease in net cash flows provided by operating activities was primarily attributable to a decrease in net income of $4.1 million. Net income in fiscal 2013 was negatively impacted by several factors, including higher personnel costs due in part to our acquisitions, reduced joint development projects, significant revenue deferrals, and costs incurred to support our increased internationalization efforts and internal system upgrade activity.

Capital expenditures were $3.1 million for fiscal 2013, primarily relating to purchases of computer equipment, software and leasehold improvements, compared to $3.8 million for fiscal 2012. We expect capital expenditures in fiscal 2014 to remain fairly consistent with our capital expenditures during fiscal 2013. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Dividend-related payments for fiscal 2013 totaled $8.1 million compared to $2.4 million in fiscal 2012. The increase in dividend payments in fiscal 2013 when compared to fiscal 2012 was due primarily to the declaration and payment of a one-time cash dividend in fiscal 2013 of $4.4 million. Our dividend program, excluding the one-time cash dividend, allows shareholders the choice of stock or cash. The number of shares issued to holders of record as a stock dividend is calculated based on the average closing price of QAD’s Class A common stock for the three trading days immediately following the election deadline. The Board of Directors evaluates our ability to continue to pay dividends and the structure of any dividends on a quarterly basis.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase program authorizing management to purchase up to one million shares of the Company's Class A and/or Class B shares of common stock through open market transactions. The plan may be suspended or discontinued at any time. During fiscal 2013 we repurchased 517,000 and 55,000 shares of Class A and Class B common stock, respectively, for total consideration of $7.5 million. Since inception of the plan in October of 2011, we have repurchased 852,000 and 96,000 shares of Class A and Class B common stock, respectively, for total consideration of $11.8 million. The remaining number of shares available for purchase under the plan was 52,000 at January 31, 2013. The remaining shares were repurchased in February and March of 2013 and effective March, 2013, the plan was closed. The Board of Directors continues to evaluate our position relating to future potential repurchase plans and the structure of any such plan.

During fiscal 2013 we acquired DynaSys and CEBOS for the purpose of expanding our product offerings and driving revenue growth. DynaSys provides demand and supply chain planning software and CEBOS provides quality management and regulatory compliance software. The total combined purchase price for the two acquisitions, not including future earnouts, was $7.8 million, net of cash acquired of $3.2 million, and was funded entirely with cash on hand.

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

DSO under the countback method was consistent at 52 days for both January 31, 2013 and 2012. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 99 days and 89 days at January 31, 2013 and 2012, respectively. The increase in DSO using the average method was primarily related to the impact of revenue deferrals in the fourth quarter of fiscal 2013 compared to the same period last year. Excluding the accounts receivable impact of the seven large license deals deferred as of January 31, 2013 our DSO using the average method was 93 days. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate and our reserves are properly stated as of January 31, 2013 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at January 31, 2013 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Year Ended January 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Notes payable	$0.4	$0.4	$0.4	$0.4	$0.4	$13.8	$15.8
Notes payable interest payments	0.7	0.7	0.7	0.6	0.6	2.4	5.7
Lease obligations	6.2	5.4	3.2	2.3	1.7	1.9	20.7
Purchase obligations	3.4	2.5	1.0	--	--	--	6.9
Obligations associated with acquisitions	--	0.7	0.7	--	--	--	1.4
Total	$10.7	$9.7	$6.0	$3.3	$2.7	$18.1	$50.5

Purchase obligations are contractual obligations for the purchase of goods or services. They are defined as agreements that are enforceable and legally binding on QAD which specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to information technology infrastructure costs, hosting services agreements and costs associated with our sales and marketing events.

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of January 31, 2013, we had $2.6 million of unrecognized tax benefits. For further information regarding the unrecognized tax benefits see Note 10 “Income Taxes” within Notes to Consolidated Financial Statements.

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

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license fees, maintenance, subscription and other revenue, was $15.6 million, $15.7 million and $15.0 million in fiscal 2013, 2012 and 2011, respectively.

Credit Facility

On July 8, 2011, we entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provided a one-year commitment through July 15, 2012 for a $20 million line of credit for working capital or other business needs. We paid a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. On July 13, 2012, we entered into an amendment to the Facility. The amendment extended the maturity of the Facility from July 15, 2012 to July 15, 2014. The amendment did not provide for any change in the variable rate of interest or debt covenants.

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At January 31, 2013, the effective borrowing rate would have been 1.0%.

As of January 31, 2013, there were no borrowings under the Facility and we were in compliance with the financial covenants.

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

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance the 2004 Mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.21% at January 31, 2013. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2013 was $15.8 million.

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

Obligations Associated With Acquisitions

In connection with our acquisition of CEBOS, Ltd., we entered into an agreement that includes two future payments of $750,000 each, due April 2014 and April 2015, respectively. Each future payment consists of $250,000 guaranteed and $500,000 contingent upon achievement of certain development and sales-based milestones. We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. The potential undiscounted amount of all future cash payments that we could be required to make for contingent consideration is between $0.5 million and $1.5 million as of January 31, 2013.

Off-Balance Sheet Arrangements

As of January 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Australian dollar, British pound, Japanese yen and Brazilian real. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U. S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of January 31, 2013.

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

For fiscal 2013, 2012 and 2011, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for fiscal 2013, 2012 and 2011. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by less than 10% (our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 4%).

For fiscal 2013, 2012 and 2011, foreign currency transaction and remeasurement losses totaled $1.2 million, $0.8 million and $0.1 million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.2 million and our income before taxes would be adversely affected by approximately 22%.

These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate a 10% adverse change in interest rates from the 2013 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of January 31, 2013 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis to assess the impact of hypothetical changes in interest rates. Based upon the results of the analysis a 10% adverse change in interest rates from the January 31, 2013, rates would cause a $2.2 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowered our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. Over the term of the mortgage, however, the net impact of these mark-to-market adjustments on earnings will be zero.

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

Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2013 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2013. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2013, as stated in their report included in this Annual Report on Form 10-K.

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

We have audited the internal control over financial reporting of QAD Inc. as of January 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of QAD Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the internal control over financial reporting of QAD Inc. based on our audit.

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

In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2013, and our report dated April 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Santa Clara, California
April 12, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2013, which information is incorporated herein by reference.

In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2012.

NAME	AGE	POSITION(S)
Pamela M. Lopker	58	Chairman of the Board and President
Karl F. Lopker	61	Chief Executive Officer
Daniel Lender	46	Executive Vice President and Chief Financial Officer
Gordon Fleming	49	Executive Vice President and Chief Marketing Officer
Kara Bellamy	37	Sr. Vice President, Corporate Controller and Chief Accounting Officer

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

Gordon Fleming has served as Executive Vice President and Chief Marketing Officer since December 2006. Previously he served in a number of roles including Vice President of Vertical Marketing and Managing Director of QAD Australia Pty. Ltd. Mr. Fleming joined QAD as a Sales Manager in July 1995, working in the Australian subsidiary. Mr. Fleming began his career as a telecommunications engineer working in both the United Kingdom and Nigeria. Later Mr. Fleming moved into corporate finance holding sales and marketing roles with Barclays plc and Schroders plc. Mr. Fleming is a Member of the Institute of Electrical and Electronic Engineers and studied at Worthing College of Technology, UK.

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

3. INDEX OF EXHIBITS

See the Index of Exhibits at page 84.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of QAD Inc. as of January 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2013 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of QAD Inc.

/s/ KPMG LLP

Santa Clara, California
April 12, 2013

QAD INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2013	2012
Assets
Current assets:
Cash and equivalents	$65,009	$76,927
Accounts receivable, net of allowances of $2,510 and $2,467 at January 31, 2013 and 2012, respectively	72,564	64,757
Deferred tax assets, net	4,414	4,355
Other current assets	13,806	11,853
Total current assets	155,793	157,892
Property and equipment, net	32,526	33,139
Capitalized software costs, net	4,180	583
Goodwill	11,412	6,412
Deferred tax assets, net	16,431	17,285
Other assets, net	5,606	2,834
Total assets	$225,948	$218,145
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$372	$321
Accounts payable	12,537	9,724
Deferred revenue	101,193	93,871
Other current liabilities	31,415	31,099
Total current liabilities	145,517	135,015
Long-term debt	15,474	15,813
Other liabilities	6,759	5,302
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,148,217 shares and 14,146,418 shares at January 31, 2013 and 2012, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,822 shares and 3,536,609 shares at January 31, 2013 and 2012, respectively	4	4
Additional paid-in capital	149,777	148,993
Treasury stock, at cost (2,097,497 shares and 1,804,137 shares at January 31, 2013 and 2012, respectively)	(31,093)	(27,968)
Accumulated deficit	(52,468)	(48,974)
Accumulated other comprehensive loss	(8,036)	(10,054)
Total stockholders’ equity	58,198	62,015
Total liabilities and stockholders’ equity	$225,948	$218,145

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years Ended January 31,
	2013	2012	2011
Revenue:
License fees	$31,260	$33,166	$29,821
Maintenance and other	138,563	137,659	130,104
Subscription fees	14,838	9,787	5,773
Professional services	67,511	66,646	54,314
Total revenue	252,172	247,258	220,012

Costs of revenue:
License fees	4,032	4,585	5,624
Maintenance, subscription and other revenue	40,355	36,077	33,130
Professional services	63,206	64,677	55,194
Total cost of revenue	107,593	105,339	93,948

Gross profit	144,579	141,919	126,064

Operating expenses
Sales and marketing	62,223	58,336	54,206
Research and development	38,332	35,708	34,575
General and administrative	31,952	29,969	30,637
Amortization of intangible assets from acquisitions	264	14	55
Total operating expenses	132,771	124,027	119,473

Operating income	11,808	17,892	6,591

Other (income) expense:
Interest income	(590)	(630)	(515)
Interest expense	990	1,174	1,248
Other expense, net	1,118	548	304
Total other expense, net	1,518	1,092	1,037

Income before income taxes	10,290	16,800	5,554
Income tax expense	3,651	6,016	2,843

Net income	$6,639	$10,784	$2,711

Basic net income per share:
Class A	$0.44	$0.69	$0.18
Class B	$0.37	$0.58	$0.15
Diluted net income per share:
Class A	$0.42	$0.67	$0.17
Class B	$0.35	$0.56	$0.14

Comprehensive income:

Foreign currency translation adjustment, net of tax	2,018	(1,737)	533
Total comprehensive income	$8,657	$9,047	$3,244

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2010	14,146	3,536	(2,006)	$14	$4	$143,138	$(32,275)	$(52,480)	$(8,850)	$49,551
Net income	—	—	—	—	—	—	—	2,711	—	2,711
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	533	533
Stock award exercises	—	—	74	—	—	(25)	1,097	(633)	—	439
Stock-based compensation income tax benefits	—	—	—	—	—	367	—	—	—	367
Stock compensation expense	—	—	—	—	—	5,303	—	—	—	5,303
Dividends declared ($0.21 and $0.20 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(3,296)	—	(3,296)
Dividends paid in stock	—	—	98	—	—	—	1,457	(511)	—	946
Restricted stock	—	1	112	—	—	(1,885)	1,651	(229)	—	(463)
Balance, January 31, 2011	14,146	3,537	(1,722)	14	4	146,898	(28,070)	(54,438)	(8,317)	56,091
Net income	—	—	—	—	—	—	—	10,784	—	10,784
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,737)	(1,737)
Stock award exercises	—	—	33	—	—	(436)	487	(156)	—	(105)
Stock-based compensation income tax deficiencies	—	—	—	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	—	4,507	—	—	—	4,507
Dividends declared ($0.26 and $0.22 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,095)	—	(4,095)
Dividends paid in stock	—	—	141	—	—	—	2,132	(619)	—	1,513
Restricted stock	—	—	120	—	—	(1,969)	1,802	(450)	—	(617)
Repurchase of common stock	—	—	(376)	—	—	—	(4,319)	—	—	(4,319)
Balance, January 31, 2012	14,146	3,537	(1,804)	14	4	148,993	(27,968)	(48,974)	(10,054)	62,015
Net income	—	—	—	—	—	—	—	6,639	—	6,639
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	2,018	2,018
Stock award exercises	1	—	63	—	—	(1,322)	985	(138)	—	(475)
Stock-based compensation income tax deficiencies	—	—	—	—	—	(312)	—	—	—	(312)
Stock compensation expense	—	—	—	—	—	4,608	—	—	—	4,608
Dividends declared ($0.58 and $0.48 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(8,677)	—	(8,677)
Dividends paid in stock	—	—	50	—	—	—	799	(177)	—	622
Restricted stock	1	—	166	—	—	(2,190)	2,621	(1,141)	—	(710)
Repurchase of common stock	—	—	(572)	—	—	—	(7,530)	—	—	(7,530)
Balance, January 31, 2013	14,148	3,537	(2,097)	$14	$4	$149,777	$(31,093)	$(52,468)	$(8,036)	$58,198

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$6,639	$10,784	$2,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,989	4,721	6,960
Provision for doubtful accounts and sales adjustments	737	1,160	468
Tax benefit from reversal of deferred tax valuation allowance	(225)	(954)	(148)
Loss on disposal of property and equipment	7	33	65
Deferred income taxes	458	1,689	(1,340)
Change in fair value of a derivative instrument	384	—	—
Stock compensation expense	4,608	4,507	5,303
Excess tax benefits from stock awards	(462)	(33)	(384)
Other, net	—	(308)	(320)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,767)	(428)	(4,792)
Other assets	(1,668)	613	2,443
Accounts payable	2,142	(229)	2,069
Deferred revenue	5,669	(1,681)	7,548
Other liabilities	(472)	1,574	5,319
Net cash provided by operating activities	16,039	21,448	25,902
Cash flows from investing activities:
Purchase of property and equipment	(3,071)	(3,781)	(1,432)
Acquisition of businesses, net of cash acquired	(7,817)	(107)	(9)
Capitalized software costs	(492)	(285)	(484)
Other, net	(1)	26	3
Net cash used in investing activities	(11,381)	(4,147)	(1,922)
Cash flows from financing activities:
Repayments of debt	(312)	(308)	(287)
Dividends paid	(8,076)	(2,409)	(2,204)
Tax payments, net of proceeds, related to stock awards	(1,185)	(722)	(24)
Excess tax benefits from stock awards	462	33	384
Repurchase of common stock	(7,530)	(4,319)	—
Net cash used in financing activities	(16,641)	(7,725)	(2,131)
Effect of exchange rates on cash and equivalents	65	75	749
Net (decrease) increase in cash and equivalents	(11,918)	9,651	22,598
Cash and equivalents at beginning of year	76,927	67,276	44,678
Cash and equivalents at end of year	$65,009	$76,927	$67,276
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$908	$1,123	$1,184
Income taxes, net of refunds	5,552	3,913	1,490
Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	1,087	1,099	926
Dividends paid in stock	622	1,513	946
Obligations associated with acquisitions	1,392	—	117

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

The Company considers certain accounting policies related to revenue, accounts receivable allowances for doubtful accounts, capitalized software development costs, goodwill and intangible assets, business combinations, valuation of deferred tax assets and tax contingency reserves, and accounting for stock-based compensation to be critical policies due to the significance of these items to its operating results and the estimation processes and management judgment involved in each.

REVENUE

The Company primarily offers its software using two models. The traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own equipment; the Company sometimes refers to this as the “On Premise licensing model”. More recently, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software; the Company sometimes refers to this as a “SaaS model”. The Company sells a majority of its software through its On Premise licensing model and recognizes revenue associated with these offerings in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software and services under the SaaS model is typically over a contractual term of 12 to 36 months and the Company recognizes revenue associated with these offerings, which it calls subscription revenue in the accompanying Consolidated Statements of Income and Comprehensive Income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. Whether sales are made via an On Premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services.

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

Revenue from consulting services, which we call professional services in the Consolidated Statements of Income and Comprehensive Income, are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, the Company enters into fixed fee arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, as compared to total estimated costs to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, VSOE of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-element arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.

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

ACCOUNTS RECEIVABLE ALLOWANCES

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The collectability of accounts receivable is reviewed each period by analyzing balances based on age. Specific allowances are recorded for any balances that the Company determines may not be fully collectible due to inability of the customers to pay. The Company also provides a general reserve based on historical data including analysis of write-offs and other known factors. Provisions to the allowance for bad debts are included as bad debt expense in “General and Administrative” expense. The determination to write-off specific accounts receivable balances is made based on likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer.

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

The amortization of capitalized software costs is the greater of the straight-line basis over three years, the expected useful life, or computed using a ratio of current revenue for a product compared to the estimated total of current and future revenues for that product. The Company periodically compares the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceeds the estimated net realizable value of that asset would be reported as a charge to the Consolidated Statements of Income and Comprehensive Income.

GOODWILL AND INTANGIBLE ASSETS

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

Judgments about the recoverability of purchased finite lived intangible assets are made whenever events or changes in circumstances indicate that an impairment may exist. Each fiscal year the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.

Assumptions and estimates about future values and remaining useful lives of intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in the Company’s business strategy or internal forecasts.

 BUSINESS COMBINATIONS

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and deferred revenue obligations assumed.

These assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets include but are not limited to discount rates, future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts, acquired developed technologies and acquired trade names and trademarks as well as assumptions about the period of time the acquired trade names and trademarks will continue to be used in our combined product portfolio.

In connection with the purchase price allocations, the Company estimates the fair value of the deferred revenue obligations assumed. The estimated fair value of the obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical costs related to fulfilling the obligations.

The Company estimates the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair values of liability-classified contingent consideration are remeasured at each reporting period with any changes in the fair value recorded as income or expense. The potential undiscounted amount of all future cash payments that the Company could be required to make under the contingent consideration agreements is between $0.5 million and $1.5 million as of January 31, 2013.

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

STOCK-BASED COMPENSATION

The Company accounts for share-based payments (“equity awards”) to employees in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires that share-based payments (to the extent they are compensatory) be recognized in the Consolidated Statements of Income and Comprehensive Income based on the fair values of the equity awards as measured at the grant date. The fair value of an equity award is recognized as stock-based compensation expense ratably over the vesting period of the equity award. Determining the fair value of equity awards at the grant date requires judgment.

Fair Value of SARs

The fair value of stock-settled stock appreciation rights (“SARs”) is determined on the grant date of the award using the Black-Scholes-Merton valuation model. One of the inputs to the Black-Scholes-Merton valuation model is the fair market value of the Company’s stock on the date of grant. Judgment is required in determining the remaining inputs to the Black-Scholes-Merton valuation model. These inputs include the expected life, volatility, the risk-free interest rate and the dividend rate. The following describes the Company’s policies with respect to determining these valuation inputs:

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

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and short-term marketable securities with maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2013 and 2012, the Company’s cash equivalents consisted of money market mutual funds.

PROPERTY, PLANT AND EQUIPMENT

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

Certain costs associated with software developed for internal use, including services and payroll costs for employees for time devoted to the software projects, are capitalized once the project has reached the application development stage and are included in property and equipment classified as software. These costs are amortized using the straight-line method over the expected useful life of the software, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, maintenance, training and research and development costs are expensed as incurred.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses were $0.4 million for each of the fiscal years 2013, 2012 and 2011.

COMPUTATION OF NET INCOME PER SHARE

On December 14, 2010, each existing share of common stock was reclassified as 0.1 share Class B common stock and each whole share thereof was issued a dividend of four shares of Class A common stock. The Recapitalization had the effect of a two-to-one reverse stock split, where, for example, the holder of 10 shares of existing stock received in exchange one share of Class B common stock and four shares of Class A common stock. Net income per share of Class A common stock and Class B common stock is computed using the two-class method. Holders of Class A common stock are entitled to cash or stock dividends equal to 120% of the amount of such dividend payable with respect to a share of Class B Common Stock.

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended January 31,
	2013	2012	2011
	(in thousands, except per share data)
Net income	$6,639	$10,784	$2,711
Less: dividends declared	(8,677)	(4,095)	(3,296)
Undistributed net income (loss)	$(2,038)	$6,689	$(585)

Net income per share – Class A Common Stock
Dividends declared	$7,166	$3,393	$2,728
Allocation of undistributed net income (loss)	(1,683)	5,542	(484)
Net income attributable to Class A common stock	$5,483	$8,935	$2,244

Weighted average shares of Class A common stock outstanding—basic	12,596	12,873	12,621
Weighted average potential shares of Class A common stock	467	414	429
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,063	13,287	13,050

Basic net income per Class A common share	$0.44	$0.69	$0.18
Diluted net income per Class A common share	$0.42	$0.67	$0.17

Net income per share – Class B Common Stock
Dividends declared	$1,511	$702	$568
Allocation of undistributed net income (loss)	(355)	1,147	(101)
Net income attributable to Class B common stock	$1,156	$1,849	$467

Weighted average shares of Class B common stock outstanding—basic	3,160	3,193	3,155
Weighted average potential shares of Class B common stock	106	100	107
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,266	3,293	3,262

Basic net income per Class B common share	$0.37	$0.58	$0.15
Diluted net income per Class B common share	$0.35	$0.56	$0.14

Potential common shares consist of the shares issuable upon the release of restricted stock units ("RSUs") and the exercise of stock options and stock appreciation rights ("SARs"). The Company’s unvested RSUs, unexercised stock options and unexercised SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise.

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Class A	2,322	2,151	1,898
Class B	370	473	475

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

Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement losses for fiscal 2013, 2012 and 2011 totaled $1.2 million, $0.8 million and $0.1 million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2013 or January 31, 2012.

COMPREHENSIVE INCOME

Comprehensive income includes changes in the balances of items that are reported directly as a separate component of Stockholders’ Equity on the Consolidated Balance Sheets. The components of comprehensive income are net income and foreign currency translation adjustments. The Company does not provide for income taxes on foreign currency translation adjustments since it does not provide for taxes on the unremitted earnings of its foreign subsidiaries. The changes in “Accumulated other comprehensive loss” are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

DERIVATIVE INSTRUMENTS

The Company uses a derivative financial instrument to manage interest rate risk related to its mortgage. Specifically, the Company has one instrument intended to fix its floating mortgage rate at 4.31%. The instrument is accounted for in accordance with ASC 815, Derivatives and Hedging, which requires that every derivative be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in the fair value of derivative instruments be recognized in earnings unless specific hedge accounting and documentation criteria are met.

OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net for fiscal 2013, 2012 and 2011 were as follows:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Interest income	$(590)	$(630)	$(515)
Interest expense	990	1,174	1,248
Foreign exchange losses	1,180	766	136
Change in fair value of interest rate swap	384	-	-
Other (income) expense, net	(446)	(218)	168
Total other expense, net	$1,518	$1,092	$1,037

RESEARCH AND DEVELOPMENT

All costs incurred to establish the technological feasibility of the Company’s software products are expensed to research and development as incurred.

RECENT ACCOUNTING STANDARDS

In July 2012, the FASB issued new guidance on the impairment testing of indefinite-lived intangible assets (ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), effective for calendar years beginning after September 15, 2012. Early adoption is permitted. The objective of this standard is to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired will it be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated statements of financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," or "ASU 2013-02" which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated statements of financial position, results of operations or cash flows.

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

The following table sets forth the Company’s financial assets, measured at fair value, as of January 31, 2013 and 2012:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of January 31, 2013	$44,871	$—	$—
Money market mutual funds as of January 31, 2012	$48,242	$—	$—
Liability related to interest rate swap as of January 31, 2013	$—	$(384)	$—

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks was $20.1 million and $28.7 million as of January 31, 2013 and January 31, 2012, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the year ended January 31, 2013.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 9 “Debt” within these Notes to Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Consolidated Statements of Income and Comprehensive Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at January 31, 2013 and January 31, 2012 were as follows (in thousands):

	Asset/(Liability) Derivative
		Fair Value
	Balance Sheet Location	January 31, 2013	January 31, 2012
Derivative instrument:
Interest rate swap	Other liabilities	$(384)	$—
Total		$(384)	$—

The change in fair value of the interest rate swap recognized in the Consolidated Statement of Income and Comprehensive Income for the year ended January 31, 2013 was $384,000.

3. BUSINESS COMBINATIONS

DynaSys

On June 6, 2012, the Company acquired all of the outstanding stock of DynaSys S.A. ("DynaSys"), a provider of demand and supply chain planning software solutions, in a nontaxable transaction. DynaSys was founded in 1985 and is headquartered in Strasbourg, France. The total purchase price of $7.5 million was paid in cash on June 6, 2012. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $2.8 million	$4,250
Goodwill	2,231
Other intangible assets	3,500
Total assets acquired	9,981
Liabilities assumed	(2,032)
Deferred tax liability	(450)
Net assets acquired	$7,499

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business, which is not eligible for separate recognition as an identifiable intangible asset, and the expected synergistic benefits of being able to leverage DynaSys' software with the Company’s existing software to provide an integrated suite to the customer bases of both the Company and DynaSys. The acquired goodwill and intangible assets are not deductible for tax purposes.

Identified intangible assets will be amortized to cost of license and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts):

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Software technology	5	$1,800	$360	Cost of license
Customer relationships	5	1,400	280	Amortization of intangibles from acquisitions
Trade name	5	300	60	Amortization of intangibles from acquisitions

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

Consolidated revenue and net income for fiscal 2013 include $3.3 million and $(1.3) million, respectively, attributable to DynaSys since the acquisition date.

CEBOS

On December 28, 2012, the Company acquired all of the outstanding stock of CEBOS, Ltd. ("CEBOS"), a provider of quality management and regulatory compliance software solutions, in a nontaxable transaction. CEBOS was founded in 1998 and is headquartered in Michigan, USA. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth. The purchase price consisted of $3.5 million in cash and two future payments of $750,000 each, due April 2014 and April 2015, respectively. Each future payment consists of $250,000 guaranteed and $500,000 contingent upon achievement of certain development and sales-based milestones. The contingent liability was estimated by assessing the probability of achieving each milestone and discounting the amount of each potential payment based on expected timing of the payment. The fair value of the liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. The potential undiscounted amount of all future cash payments that the Company could be required to make for contingent consideration is between $0.5 million and $1.5 million as of January 31, 2013.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $0.4 million	$1,423
Goodwill	2,456
Other intangible assets	3,450
Total assets acquired	7,329
Liabilities assumed	(1,233)
Deferred tax liability	(1,209)
Net assets acquired	$4,887

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business, which is not eligible for separate recognition as an identifiable intangible asset, and the expected synergistic benefits of being able to leverage CEBOS’s software with the Company’s existing software to provide an integrated suite to the customer bases of both the Company and CEBOS. The acquired goodwill and intangible assets are not deductible for tax purposes.

Identified intangible assets will be amortized to cost of license and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts):

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Software technology	2 - 5	$1,750	$310-410	Cost of license
Customer relationships	5	1,500	280	Amortization of intangibles from acquisitions
Trade name	5	200	60	Amortization of intangibles from acquisitions

		$3,450

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to CEBOS that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. Although the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of acquired companies and are inherently uncertain. The purchase price allocation process requires the Company to use significant estimates and assumptions as of the business combination date, including the estimated fair value of accounts receivable acquired. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation.

Consolidated revenue and net income for fiscal 2013 include $0.2 million and $(0.3) million, respectively, attributable to CEBOS since the acquisition date.

The results of operations of DynaSys and CEBOS are included in the Consolidated Financial Statements from the date of acquisition. The acquisitions were not deemed material, thus pro forma supplemental information has not been provided.

4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	January 31,
	2013	2012
	(in thousands)
Buildings and building improvements	$32,353	$32,108
Computer equipment and software	22,668	22,201
Furniture and office equipment	11,066	12,345
Leasehold improvements	5,902	6,104
Land	3,850	3,850
Automobiles	270	260
	76,109	76,868
Less accumulated depreciation and amortization	(43,583)	(43,729)
	$32,526	$33,139

During fiscal 2013 the Company capitalized $0.6 million in costs associated with an internal system upgrade project. The capitalized costs include payroll and payroll–related expenses for employees and external consultants directly associated with the development of the internal use software.

Depreciation and amortization expense of property and equipment for fiscal 2013, 2012 and 2011 was $4.0 million, $4.2 million and $4.7 million, respectively. There was no impairment of property and equipment assets during fiscal 2013, 2012 and 2011.

5. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at January 31, 2013 and January 31, 2012 were as follows:

	January 31,	January 31,
	2013	2012
	(in thousands)
Capitalized software costs:
Acquired software technology (1)	$3,741	$—
Capitalized software development costs (1)	1,253	1,194
	4,994	1,194
Less accumulated amortization	(814)	(611)
Capitalized software costs, net	$ $ 4,180	$583
__________________________
(1)	Acquired software technology and capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased from the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS, as described in Note 3 “Business Combinations” within these Notes to Consolidated Financial Statements. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

Amortization of capitalized software costs for fiscal 2013, 2012 and 2011 was $0.6 million, $0.5 million and $2.1 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of January 31, 2013:

Fiscal Years	(in thousands)
2014	$1,052
2015	1,016
2016	869
2017	817
2018	426
$4,180

6. GOODWILL

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2013, and 2012 were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2011	$22,065	$(15,608)	$6,457
Impact of foreign currency translation	(45)	—	(45)
Balance at January 31, 2012	22,020	(15,608)	6,412
Impact of foreign currency translation	313	—	313
DynaSys acquisition	2,231	—	2,231
CEBOS acquisition	2,456	—	2,456
Balance at January 31, 2013	$27,020	$(15,608)	$11,412

During each of the fourth quarters of fiscal 2013, 2012 and 2011, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30. As the market capitalization substantially exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2013, 2012 and 2011.

Intangible Assets

	January 31,	January 31,
	2013	2012
	(in thousands)

Amortizable intangible assets
Customer relationships (1)	$3,049	$—
Trade name (1)	532	—
	3,581	—
Less: accumulated amortization	(279)	—
Net amortizable intangible assets	$3,302	$—
______________________
(1)	Customer relationships and trade name include the impact of foreign currency translation.

The Company’s intangible assets as of January 31, 2013 are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Consolidated Balance Sheets. As of January 31, 2013, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $264,000, $14,000 and $55,000 for the fiscal years 2013, 2012 and 2011 respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of January 31, 2013:

Fiscal Years	(in thousands)
2014	$716
2015	716
2016	716
2017	716
2018	438
$3,302

7. DEFERRED REVENUES

Deferred revenues consisted of the following:

	January 31,
	2013	2012
	(in thousands)
Deferred maintenance revenue	$85,823	$83,400
Deferred license revenue	6,837	1,806
Deferred subscription revenue	5,456	3,696
Deferred services revenue	2,960	3,507
Deferred other revenue	117	1,462
Deferred revenues, current	101,193	93,871
Deferred revenues, non-current (in Other liabilities)	600	1,280
Total deferred revenues	$101,793	$95,151

Deferred maintenance and subscription revenues represent customer payments made in advance for support and subscription contracts that are typically billed annually in advance with corresponding revenues being recognized ratably over the support and subscription periods. Deferred license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred services revenues represent both prepayments for our professional services where revenues for these services are generally recognized as the Company completes the performance obligations for the prepaid services; and services already provided but deferred due to software revenue recognition rules.

8. OTHER BALANCE SHEET ACCOUNTS

	January 31,
	2013	2012
	(in thousands)
Accounts receivable, net
Accounts receivable	$75,074	$67,224
Less allowance for:
Doubtful accounts	(1,474)	(1,283)
Sales adjustments	(1,036)	(1,184)
	$72,564	$64,757
Other current assets
Deferred cost of revenues	$8,561	$7,770
Prepaid expenses	4,331	3,330
Other	914	753
	$13,806	$11,853
Other assets, net
Other intangibles, net	$3,302	$—
Other long-term assets	2,304	2,834
	$5,606	$2,834
Accounts payable
Trade payables	$7,608	$6,399
VAT payable	4,929	3,325
	$12,537	$9,724
Other current liabilities
Accrued commissions and bonus	$11,652	$10,562
Accrued compensated absences	8,261	7,255
Other accrued payroll	3,252	2,794
Accrued professional fees	1,476	1,519
Accrued travel	1,219	1,297
Dividends payable	1,087	1,099
Income tax payable, net of receivables	9	1,855
Other current liabilities	4,459	4,718
	$31,415	$31,099
Other liabilities
Long-term tax contingency reserve	$2,374	$2,312
Long-term deferred revenue	600	1,280
Other	3,785	1,710
	$6,759	$5,302

9. DEBT

	January 31,
	2013	2012
	(in thousands)
Note payable	$15,846	$16,134
Less current maturities	(372)	(321)
Long-term debt	$15,474	$15,813

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

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance the 2004 Mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.21% at January 31, 2013. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2013 was $15.8 million.

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

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At January 31, 2013, the effective borrowing rate would have been 1.0%.

As of January 31, 2013, there were no borrowings under the Facility and the Company was in compliance with the financial covenants.

10. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$684	$1,669	$679
State	25	376	268
Foreign	2,569	3,231	2,663
Subtotal	3,278	5,276	3,610
Deferred:
Federal	942	889	(1,206)
State	220	21	35
Foreign	(929)	(175)	(317)
Subtotal	233	735	(1,488)
Equity adjustment	140	5	721
Total	$3,651	$6,016	$2,843

Actual income tax expense (benefit) differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Computed expected tax expense	$3,499	$5,712	$1,888
State income taxes, net of federal income tax expense	208	580	491
Incremental tax benefit from foreign operations	(1,355)	(1,945)	(1,474)
Non-deductible equity compensation	913	898	335
Foreign withholding taxes	928	981	776
Net change in valuation allowance	(826)	(336)	99
Net change in contingency reserve	(68)	147	91
Non-deductible expenses	296	354	969
Benefit of tax credits	(446)	(1,437)	(456)
Subpart F Income	313	784	383
Rate change impact	164	(61)	20
Other	25	339	(279)
	$3,651	$6,016	$2,843

Consolidated U.S. income (loss) before income taxes was $2.3 million, $4.4 million, and $(2.8) million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The corresponding income before income taxes for foreign operations was $8.0 million, $12.4 million and $8.4 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008, 2009, 2010, and 2011, in Thailand for fiscal year ended 2012, in South Africa for fiscal years ended 2008, 2010 and 2012, in Switzerland for the fiscal year ended 2011 and in California for fiscal years ended 2004 and 2005.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of our foreign subsidiaries. These permanently reinvested earnings are approximately $61.7 million at January 31, 2013. It is not practicable for the Company to determine the amount of the related unrecognized deferred income tax liability. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$689	$713
Accrued vacation	1,946	1,850
Tax credits	8,417	7,455
Deferred revenue	4,135	5,607
Net operating loss carry forwards	12,011	12,066
Accrued expenses - other	1,906	1,751
Section 263(a) interest capitalization	385	395
Equity compensation	4,856	5,338
Other	1,176	1,165
Total deferred tax assets	35,521	36,340
Less valuation allowance	(10,417)	(11,008)
Deferred tax assets, net of valuation allowance	$25,104	$25,332
Deferred tax liabilities:
Unrecognized capital gain	944	914
Depreciation and amortization	1,352	(352)
Other comprehensive income	1,507	2,823
Other	456	307
Total deferred tax liabilities	4,259	3,692
Total net deferred tax assets	$20,845	$21,640
Recorded as:
Current portion of deferred tax assets	4,426	4,430
Non-current portion of deferred tax assets	17,301	17,969
Current portion of deferred tax liabilities (in current deferred tax assets)	(12)	(75)
Non-current portion of deferred tax liabilities (in non-current deferred tax assets)	(870)	(684)
Total net deferred tax assets	$20,845	$21,640

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. If and when the Company’s operating performance improves on a sustained basis, the conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. At January 31, 2013 and 2012, the valuation allowance attributable to deferred tax assets was $10.4 million and $11.0 million, respectively.

Deferred tax assets at January 31, 2013 and 2012 do not include $1.1 million and $1.0 million, respectively, of excess tax benefits from employee stock exercises. During fiscal 2013, the Company was able to recognize $0.1 million of excess tax benefits. Equity will be increased by an additional $1.1 million when such excess tax benefits are ultimately realized.

The Company has net operating loss carryforwards of $44.5 million and tax credit carryforwards of $10.4 million as of January 31, 2013. The majority of the Company’s net operating loss carryforwards do not expire, the remaining begin to expire in fiscal year 2014. The majority of the Company’s tax credit carryforwards do not expire, the remaining begin to expire in fiscal year 2018.

During the fiscal year ended January 31, 2013, the Company decreased its reserves for uncertain tax positions by $0.1 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Income and Comprehensive Income as income tax expense. The liability for unrecognized tax benefits that may be recognized in the next twelve months is classified as short-term in the Company’s Consolidated Balance Sheet while the remainder is classified as long-term.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31,
	2013	2012
	(in thousands)
Unrecognized tax benefits at beginning of the year	$2,649	$2,502
Increases as a result of tax positions taken in a prior period	42	258
Increases as a result of tax positions taken in the current period	39	69
Reduction as a result of a lapse of the statute of limitations	(130)	(180)
Decreases as a result of tax settlements	(19)	—
Unrecognized tax benefit at end of year	$2,581	$2,649

All of the unrecognized tax benefits included in the balance sheet at January 31, 2013 would impact the effective tax rate on income from continuing operations, if recognized.

The total amount of interest expense recognized in the Consolidated Statement of Income and Comprehensive Income for unpaid taxes was $33,000 for the year ended January 31, 2013. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 31, 2013 was $0.3 million.

In the next twelve months, due to a potential tax credit settlement an estimated $0.2 million of gross unrecognized tax benefits may be recognized.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. Below is a list of our material jurisdictions and the years open for audit as of fiscal 2013:

Jurisdiction	Years Open for Audit
U.S. Federal	FY10 and beyond
California	FY09 and beyond
Michigan	FY09 and beyond
New Jersey	FY09 and beyond
Australia	FY09 and beyond
France	FY10 and beyond
India	FY98 and beyond
Ireland	FY09 and beyond
United Kingdom	FY10 and beyond

11. STOCKHOLDERS’ EQUITY

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

Dividends

The following table sets forth the dividends declared and paid by the Company during fiscal 2013:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Class A Shares Issued
12/11/2012	12/26/2012	2/8/2013	$0.072	$0.060	$947,000	10,000	$146,000
12/2/2012	12/18/2012	12/28/2012	$0.288	$0.240	$4,359,000	—	$—
9/5/2012	11/27/2012	12/28/2012	$0.072	$0.060	$954,000	10,000	$122,000
6/12/2012	8/28/2012	10/9/2012	$0.072	$0.060	$922,000	13,000	$166,000
3/20/2012	6/4/2012	7/16/2012	$0.072	$0.060	$893,000	15,000	$206,000
12/14/2011	3/13/2012	4/23/2012	$0.072	$0.060	$948,000	12,000	$128,000

Shares issued in payment of these dividends were issued out of treasury stock.

Stock Repurchase Activity

In September 2011, the Company’s Board of Directors approved a stock repurchase plan. A total of one million shares may be repurchased under the plan and it may be suspended or discontinued at any time. Repurchases may be effected from time to time through open market purchases or pursuant to the Rule 10b5-1 plan. During fiscal 2013 the Company repurchased 517,000 and 55,000 shares of Class A and Class B common stock, respectively, for total consideration of $7.5 million. Since inception of the plan in October of 2011, the Company has repurchased 852,000 and 96,000 shares of Class A and Class B common stock, respectively, for total consideration of $11.8 million. The remaining number of shares available for purchase under the plan was 52,000 at January 31, 2013. The remaining shares were repurchased in February and March of 2013 and effective March, 2013, the plan was closed.

12. STOCK-BASED COMPENSATION

Stock Plans

On June 7, 2006, the stockholders approved the QAD Inc. 2006 Stock Incentive Program (“2006 Program”). The 2006 Program replaced the QAD 1997 Stock Incentive Program (“1997 Program”). The 2006 Program allows for equity awards in the form of incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (“SARs”) and other stock rights. In connection with the Recapitalization and pursuant to the terms of the 2006 Program, the maximum number of authorized shares of stock to be issued or granted as equity awards under the 2006 Program was proportionately reduced by 50% to account for the effective reverse stock split ratio, of which 80% consisted of Class A Common Stock and 20% consisted of Class B Common Stock. All references to the number of shares, stock options, restricted shares, stock appreciation rights and related per-share amounts of the Company’s common stock have been restated to reflect the effect of the Recapitalization for all periods presented. The stockholders authorized a maximum of 4,150,000 shares to be issued under the 2006 Program, of which 3,320,000 are reserved for issuance as Class A Common Stock and 830,000 are reserved for issuance as Class B Common Stock. On June 12, 2012, the Company's stockholders approved an amendment to the 2006 Stock Incentive Program to provide for an increase in the number of shares of Class A Common Stock reserved for issuance by 2,000,000 shares. As of January 31, 2013, 2,145,000 Class A Common Shares and 301,000 Class B Common Shares were available for issuance.

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

Impact of Recapitalization

In connection with the Recapitalization, the Company's outstanding stock options, RSUs and SARs were adjusted to conform their terms to the Company's capital structure following implementation of the Recapitalization as follows: (i) each ten shares of stock covered by an outstanding option agreement, RSU or SAR agreement was converted, as nearly as possible, into equivalent rights to receive one share of Class B Common Stock and four shares of Class A Common Stock; and (ii) the exercise price per share of stock covered by an outstanding option agreement, RSU and SAR agreement shall be proportionately increased by 100% to account for the effective reverse stock split ratio of the Recapitalization. At January 31, 2013, outstanding under the 1997 Program, there were 175,000 non-statutory stock options to purchase Class A Common Stock and 44,000 non-statutory stock options to purchase Class B Common Stock. Effective with the adoption of the 2006 Program, no further awards were granted using the 1997 Program. At January 31, 2013, outstanding under the 2006 Program, there were 2,301,000 SARs to purchase Class A Common Stock and 400,000 SARs to purchase Class B Common Stock. In addition, at January 31, 2013, outstanding under the 2006 Program, there were 366,000 RSUs of Class A Common Stock and 19,000 RSUs of Class B Common Stock.

Stock- Based Compensation

The following table sets forth reported stock compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 31, 2013, 2012 and 2011.

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Stock-based compensation expense:
Cost of maintenance, subscription and other revenue	$197	$221	$276
Cost of professional services	482	526	664
Sales and marketing	835	813	1,076
Research and development	658	667	846
General and administrative	2,436	2,280	2,441
Total stock-based compensation expense	$4,608	$4,507	$5,303

The Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows. There were $462,000, $33,000 and $384,000 excess tax benefits recorded for equity awards exercised in the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Option/SAR Information

The weighted average assumptions used to value SARs are shown in the following table.

	Years Ended January 31,
	2013	2012	2011
Expected life in years	4.61	4.52	5.79
Risk free interest rate	0.69%	0.98%	2.27%
Volatility	61%	67%	61%
Dividend rate	2.25%	2.59%	2.23%

The following table summarizes the activity for outstanding options and SARs for the fiscal years ended January 31, 2013, 2012 and 2011:

	Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2010	2,214	$11.76
Granted	683	8.95
Exercised	(88)	6.44
Expired	(58)	10.42
Forfeited	(98)	8.93
Outstanding at January 31, 2011	2,653	$11.33
Granted	502	10.28
Exercised	(164)	8.08
Expired	(46)	14.28
Forfeited	(74)	9.26
Outstanding at January 31, 2012	2,871	$11.34
Granted	570	12.90
Exercised	(272)	8.34
Expired	(222)	22.26
Forfeited	(27)	9.49
Outstanding at January 31, 2013	2,920	$11.11	4.7	$8,576
Vested and expected to vest at January 31, 2013 (1)	2,872	$11.11	4.7	$8,440
Vested and exercisable at January 31, 2013	1,524	$11.28	3.2	$4,566
____________

(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options and SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of January 31, 2013 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on January 31, 2013. The total intrinsic value of stock options or SARs exercised in the years ended January 31, 2013, 2012 and 2011 was $1.4 million, $0.5 million and $0.3 million, respectively. The weighted average grant date fair value per share of SARs granted in the years ended January 31, 2013, 2012 and 2011 was $5.37, $4.51 and $4.10, respectively.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2013, 2012 and 2011, the Company withheld 35,000 shares, 13,000 shares and 1,000 shares for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2013, 2012 and 2011 were $475,000, $144,000 and $10,000, respectively.

At January 31, 2013, there was approximately $5.3 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

RSU Information

The following table summarizes the activity for RSUs for the fiscal years ended January 31, 2013, 2012 and 2011:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock at January 31, 2010	475	$10.74
Granted	128	8.81
Released (1)	(165)	11.37
Forfeited	(3)	8.75
Restricted stock at January 31, 2011	435	$10.02
Granted	174	9.32
Released (1)	(178)	11.02
Forfeited	(17)	9.35
Restricted stock at January 31, 2012	414	$9.32
Granted	200	12.20
Released (1)	(223)	9.84
Forfeited	(6)	10.99
Restricted stock at January 31, 2013	385	$10.49
____________

(1)
The number of RSUs released includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2013, 2012 and 2011, the Company withheld 57,000 shares, 58,000 shares and 53,000 shares, respectively, for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2013, 2012 and 2011 were $0.7 million, $0.6 million and $0.5 million, respectively.

Total unrecognized compensation cost related to RSUs was approximately $3.0 million as of January 31, 2013. This cost is expected to be recognized over a period of approximately 2.7 years.

13. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible contribution. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal years 2013, 2012 and 2011 were $1.5 million, $1.4 million and $1.3 million, respectively.

Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 3% to 22%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $4.2 million, $3.8 million and $3.3 million during fiscal years 2013, 2012 and 2011, respectively.

14. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. The leases generally provide that QAD pays taxes, insurance and maintenance expenses related to the leased assets. Total rent expense for fiscal years 2013, 2012 and 2011 was $6.0 million, $6.5 million and $7.1 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2013 are as follows (in millions):

2014	$6.2
2015	5.4
2016	3.2
2017	2.3
2018	1.7
Thereafter	1.9
$20.7

Purchase Obligations

At January 31, 2013, we had $6.9 million of other non-cancelable contractual obligations, related to the purchase of goods and services not included in the table above.

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

15. BUSINESS SEGMENT INFORMATION

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, industrial, high technology, food and beverage, consumer products and life sciences. The Company sells and licenses its products through its direct sales force in four geographic regions: North America, EMEA, Asia Pacific and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, reviews the consolidated results within one operating segment.

License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

Capital expenditures and property and equipment, net are assigned by geographic region based on the location of each legal entity.

	Years Ended January 31,
	2013	2012	2011
	(in thousands)
Revenue:
North America (1)	$109,388	$103,272	$93,145
EMEA	76,182	75,965	66,646
Asia Pacific	48,346	47,707	44,475
Latin America	18,256	20,314	15,746
	$252,172	$247,258	$220,012

Capital expenditures:
North America	$1,664	$1,724	$873
EMEA	1,071	935	216
Asia Pacific	264	1,004	309
Latin America	72	118	34
	$3,071	$3,781	$1,432

	January 31,
	2013	2012
	(in thousands)
Property and equipment, net:
North America	$26,854	$27,854
EMEA	4,543	3,904
Asia Pacific	946	1,146
Latin America	183	235
	$32,526	$33,139
____________

(1)	Sales into Canada accounted for 3% of North America total revenue in fiscal 2013 and 2012 and 4% of North America total revenue in fiscal 2011, respectively.

16. QUARTERLY INFORMATION (Unaudited)

	Quarter Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal 2013
Total revenue	$63,708	$60,969	$61,709	$65,786
Total costs and expenses	59,754	59,411	58,629	62,570
Gross margin	37,089	33,950	35,178	38,362
Operating income	3,954	1,558	3,080	3,216
Net income	1,844	959	1,825	2,011
Basic net income per share
Class A	$0.12	$0.06	$0.12	$0.13
Class B	0.10	0.05	0.10	0.11
Diluted net income per share
Class A	0.12	0.06	0.12	0.13
Class B	0.10	0.05	0.10	0.11
Fiscal 2012
Total revenue	$59,403	$61,957	$60,733	$65,165
Total costs and expenses	56,779	57,310	56,435	58,842
Gross margin	33,309	35,145	34,578	38,887
Operating income	2,624	4,647	4,298	6,323
Net income	1,020	3,070	3,010	3,684
Basic net income per share
Class A	$0.07	$0.20	$0.19	$0.24
Class B	0.06	0.16	0.16	0.20
Diluted net income per share
Class A	0.06	0.19	0.19	0.23
Class B	0.05	0.16	0.15	0.19

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Statements of Income	Write-Offs, Net of Recoveries	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2011
Allowance for bad debt	1,657	(186)	(328)	22	1,165
Allowance for sales returns	1,785	654	(968)	25	1,496
Total allowance for doubtful accounts	$3,442	$468	$(1,296)	$47	$2,661
Year ended January 31, 2012
Allowance for bad debt	1,165	171	(32)	(21)	1,283
Allowance for sales returns	1,496	989	(1,303)	2	1,184
Total allowance for doubtful accounts	$2,661	$1,160	$(1,335)	$(19)	$2,467
Year ended January 31, 2013
Allowance for bad debt	1,283	324	(131)	(2)	1,474
Allowance for sales returns	1,184	413	(548)	(13)	1,036
Total allowance for doubtful accounts	$2,467	$737	$(679)	$(15)	$2,510

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2013.

QAD Inc.

By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker	Chairman of the Board, President	April 12, 2013
Pamela M. Lopker

/s/ Karl F. Lopker	Director, Chief Executive Officer	April 12, 2013
Karl F. Lopker	(Principal Executive Officer)

/s/ Daniel Lender	Executive Vice President,	April 12, 2013
Daniel Lender	Chief Financial Officer
(Principal Financial Officer)

/s/ Kara Bellamy	Sr. Vice President, Corporate Controller	April 12, 2013
Kara Bellamy	(Chief Accounting Officer)

/s/ Scott Adelson	Director	April 12, 2013
Scott Adelson

/s/ Peter R. van Cuylenburg	Director	April 12, 2013
Peter R. van Cuylenburg

/s/ Tom O’Malia	Director	April 12, 2013
Tom O’Malia

/s/ Lee Roberts	Director	April 12, 2013
Lee Roberts

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE

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

10.8	Credit Agreement between the Registrant and Rabobank, N.A. effective as of July 8, 2011 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 14, 2011)

10.8(a)	Promissory Note between the Registrant and Rabobank, N.A. effective as of July 8, 2011 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 14, 2011)

10.8(b)
Disbursement Request and Authorization between the Registrant and Rabobank, N.A. effective as of July 8, 2011 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 14, 2011)

10.8(c)
First Amendment to Credit Agreement between the Registrant and Rabobank, N.A. effective as of July 13, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 17, 2012)

10.9	Credit Agreement between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 5, 2012)

10.9(a)	Real Estate Term Loan Note between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 5, 2012)

10.9(b)	Deed of Trust between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on June 5, 2012)

10.9(c)	ISDA 2002 Master Agreement between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on June 5, 2012)

10.9(d)
ISDA Schedule to the 2002 Master Agreement between the Registrant and Rabobank, N.A. effective as of May 30, 2012 (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on June 5, 2012)

10.9(e)	Confirmation of a Swap Transaction between the Registrant and Rabobank, N.A. effective as of June 4, 2012 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on June 5, 2012)

10.10
Share Purchase Agreement between the Registrant and Midmark Investors, L.P. and Midmark Capital, L.P., as the Shareholders of DynaSys, S.A. effective as of June 6, 2012 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012)

10.10(a)
Escrow Agreement between the Registrant and Midmark Investors, L.P. and Midmark Capital, L.P. and McCarter & English, LLP effective as of June 6, 2012 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012)

10.11
Share Purchase Agreement between the Registrant and the Shareholders of CEBOS, Ltd. effective as of December 28, 2012. (Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K filed on January 3, 2013)

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