Form 10-Q
period 2013-04-30
QAD INC
filed 2013-06-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of May 31, 2013, there were 12,421,061 shares of the Registrant’s Class A common stock outstanding and 3,142,825 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2013	2013
Assets
Current assets:
Cash and equivalents	$73,781	$65,009
Accounts receivable, net of allowances of $2,505 and $2,510 at April 30, 2013 and January 31, 2013, respectively	43,264	72,564
Deferred tax assets, net	4,415	4,414
Other current assets	15,184	13,806
Total current assets	136,644	155,793
Property and equipment, net	32,531	32,526
Capitalized software costs, net	3,929	4,180
Goodwill	11,372	11,412
Deferred tax assets, net	16,937	16,431
Other assets, net	5,224	5,606
Total assets	$206,637	$225,948

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$376	$372
Accounts payable	8,089	12,537
Deferred revenue	92,653	101,193
Other current liabilities	26,688	31,415
Total current liabilities	127,806	145,517
Long-term debt	15,376	15,474
Other liabilities	6,967	6,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,148,905 shares and 14,148,217 shares at April 30, 2013 and January 31, 2013, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,952 shares and 3,536,822 shares at April 30, 2013 and January 31, 2013, respectively	4	4
Additional paid-in capital	150,460	149,777
Treasury stock, at cost (2,123,263 shares and 2,097,497 shares at April 30, 2013 and January 31, 2013, respectively)	(31,349)	(31,093)
Accumulated deficit	(54,978)	(52,468)
Accumulated other comprehensive loss	(7,663)	(8,036)
Total stockholders’ equity	56,488	58,198
Total liabilities and stockholders’ equity	$206,637	$225,948

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2013	2012

Revenue:
License fees	$6,218	$7,865
Maintenance and other	35,201	34,520
Subscription fees	4,042	3,223
Professional services	16,466	18,100
Total revenue	61,927	63,708
Costs of revenue:
License fees	955	881
Maintenance, subscription and other	11,062	10,000
Professional services	16,608	15,738
Total cost of revenue	28,625	26,619
Gross profit	33,302	37,089

Operating expenses:
Sales and marketing	16,056	15,496
Research and development	10,845	9,534
General and administrative	7,946	8,105
Amortization of intangibles from acquisitions	176	—
Total operating expenses	35,023	33,135

Operating (loss) income	(1,721)	3,954

Other (income) expense:
Interest income	(97)	(163)
Interest expense	203	286
Other (income) expense, net	(273)	446
Total other (income) expense, net	(167)	569

(Loss) income before income taxes	(1,554)	3,385
Income tax (benefit) expense	(291)	1,541

Net (loss) income	$(1,263)	$1,844

Basic net (loss) income per share
Class A	$(0.08)	$0.12
Class B	$(0.07)	$0.10
Diluted net (loss) income per share
Class A	$(0.08)	$0.12
Class B	$(0.07)	$0.10

Comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	373	145
Total comprehensive (loss) income	$(890)	$1,989

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(1,263)	$1,844
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,473	1,115
Provision for (recovery of) doubtful accounts and sales adjustments	181	(36)
Stock compensation expense	944	1,039
Change in fair value of a derivative instrument	287	—
Excess tax benefits from share-based payment arrangements	(51)	(51)
Other, net	12	—
Changes in assets and liabilities:
Accounts receivable	28,373	19,644
Other assets	(1,490)	(1,845)
Accounts payable	(4,313)	(3,152)
Deferred revenue	(6,937)	(8,475)
Other liabilities	(4,943)	(4,996)
Net cash provided by operating activities	12,273	5,087
Cash flows from investing activities:
Purchase of property and equipment	(1,130)	(685)
Capitalized software costs	(54)	(105)
Other	4	1
Net cash used in investing activities	(1,180)	(789)
Cash flows from financing activities:
Repayments of debt	(94)	(80)
Tax payments, net of proceeds, related to stock awards	(133)	(338)
Excess tax benefits from share-based payment arrangements	51	51
Dividends paid	(947)	(948)
Repurchase of common stock	(686)	(1,791)
Net cash used in financing activities	(1,809)	(3,106)

Effect of exchange rates on cash and equivalents	(512)	234

Net increase in cash and equivalents	8,772	1,426

Cash and equivalents at beginning of period	65,009	76,927

Cash and equivalents at end of period	$73,781	$78,353

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$1,083	$1,100
Dividends paid in stock	145	128

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2013 are not necessarily indicative of the results to be expected for the year ending January 31, 2014.

2.   COMPUTATION OF NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended
	April 30,
	2013	2012
	(in thousands except per share data)
Net (loss) income	$(1,263)	$1,844
Less: Dividends declared	(1,088)	(1,078)
Undistributed net (loss) income	$(2,351)	$766

Net (loss) income per share – Class A Common Stock
Dividends declared	$899	$890
Allocation of undistributed net (loss) income	(1,942)	634
Net (loss) income attributable to Class A common stock	$(1,043)	$1,524

Weighted average shares of Class A common stock outstanding—basic	12,429	12,693
Weighted average potential shares of Class A common stock	—	519
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	12,429	13,212

Basic net (loss) income per Class A common share	$(0.08)	$0.12
Diluted net (loss) income per Class A common share	$(0.08)	$0.12

Net (loss) income per share – Class B Common Stock
Dividends declared	$189	$188
Allocation of undistributed net (loss) income	(409)	132
Net (loss) income attributable to Class B common stock	$(220)	$320

Weighted average shares of Class B common stock outstanding—basic	3,145	3,168
Weighted average potential shares of Class B common stock	—	119
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,145	3,287

Basic net (loss) income per Class B common share	$(0.07)	$0.10
Diluted net (loss) income per Class B common share	$(0.07)	$0.10

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

	Three Months Ended
	April 30,
	2013	2012
	(in thousands)
Class A	2,804	2,086
Class B	456	377

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

The following table sets forth the financial assets, measured at fair value, as of April 30, 2013 and January 31, 2013:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of April 30,2013	$50,112	$—	$—
Money market mutual funds as of January 31, 2013	$44,871	$—	$—
Liability related to interest rate swap as of April 30, 2013	$—	$(671)	$—
Liability related to interest rate swap as of January 31, 2013	$—	$(384)	$—

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $23.7 million and $20.1 million as of April 30, 2013 and January 31, 2013, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the three months ended April 30, 2013.

Index

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 7 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at April 30, 2013 and January 31, 2013 were as follows (in thousands):

	Asset/(Liability) Derivative
		Fair Value
	Balance Sheet Location	April 30, 2013	January 31, 2013
Derivative instrument:
Interest rate swap	Other liabilities	$(671)	$(384)
Total		$(671)	$(384)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2013 was $287,000.

4.   BUSINESS COMBINATIONS

CEBOS

On December 28, 2012, the Company acquired all of the outstanding stock of CEBOS, Ltd. ("CEBOS"), a provider of quality management and regulatory compliance software solutions, in a nontaxable transaction. CEBOS was founded in 1998 and is headquartered in Michigan, USA. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth. The purchase price consisted of $3.5 million in cash and two future payments of $750,000 each, due April 2014 and April 2015, respectively. Each future payment consists of $250,000 guaranteed and $500,000 contingent upon achievement of certain development and sales-based milestones. The contingent liability was estimated by assessing the probability of achieving each milestone and discounting the amount of each potential payment based on expected timing of the payment. The fair value of the liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. The potential undiscounted amount of all future cash payments that the Company could be required to make for contingent consideration is between $0.5 million and $1.5 million as of April 30, 2013.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $0.4 million	$1,423
Goodwill	2,456
Other intangible assets	3,450
Total assets acquired	7,329
Liabilities assumed	(1,233)
Deferred tax liability	(1,209)
Net assets acquired	$4,887

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business and the expected synergistic benefits of being able to leverage CEBOS’s software with the Company’s existing software to provide an integrated suite to the customer bases of both the Company and CEBOS. The acquired goodwill and intangible assets are not deductible for tax purposes.

Index

Identified intangible assets will be amortized to cost of license fees and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts):

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Software technology	2 - 5	$1,750	$320-395	Cost of license fees
Customer relationships	5	1,500	300	Amortization of intangibles from acquisitions
Trade name	5	200	40	Amortization of intangibles from acquisitions

		$3,450

The Company has evaluated and continues to reevaluate pre-acquisition contingencies relating to CEBOS that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. Although the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of previously acquired companies and are inherently uncertain. The purchase price allocation process requires the Company to use significant estimates and assumptions as of the business combination date, including the estimated fair value of accounts receivable acquired. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation.

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

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business and the expected synergistic benefits of being able to leverage DynaSys' software with the Company’s existing software to provide an integrated suite to the customer bases of both the Company and DynaSys. The acquired goodwill and intangible assets are not deductible for tax purposes.

Identified intangible assets will be amortized to cost of license fees and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts):

Index

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Software technology	5	$1,800	$360	Cost of license fees
Customer relationships	5	1,400	280	Amortization of intangibles from acquisitions
Trade name	5	300	60	Amortization of intangibles from acquisitions

		$3,500

The results of operations of DynaSys and CEBOS are included in the Condensed Consolidated Financial Statements from the date of acquisition. The acquisitions were not deemed material, thus pro forma supplemental information has not been provided.

5. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2013 and January 31, 2013 were as follows:

	April 30,	January 31,
	2013	2013
	(in thousands)
Capitalized software costs:
Acquired software technology (1)	$3,742	$3,741
Capitalized software development costs (1)	1,246	1,253
	4,988	4,994
Less accumulated amortization	(1,059)	(814)
Capitalized software costs, net	$3,929	$4,180

(1)	Acquired software technology and capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS, as described in Note 4 “Business Combinations” within these Notes to Condensed Consolidated Financial Statements. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

Amortization of capitalized software costs was $0.3 million and $0.1 million for the three months ended April 30, 2013 and 2012, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of April 30, 2013:

Fiscal Years	(in thousands)
2014 remaining	$864
2015	1,033
2016	886
2017	720
2018	426
$3,929

Index

6.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 30, 2013, were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2013	$27,020	$(15,608)	$11,412
Impact of foreign currency translation	(40)	−	(40)
Balance at April 30, 2013	$26,980	$(15,608)	$11,372

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2013. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2012. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2013. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2013, that would cause the Company to test goodwill for impairment.

Intangible Assets

	April 30,	January 31,
	2013	2013
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,996	$3,049
Trade name	532	532
	3,528	3,581
Less: accumulated amortization	(449)	(279)
Net amortizable intangible assets	$3,079	$3,302

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of April 30, 2013, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $176,000 and zero for the first quarters of fiscal 2014 and 2013 respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of April 30, 2013:

Fiscal Years	(in thousands)
2014 remaining	$529
2015	706
2016	706
2017	706
2018	432
$3,079

Index

7.   DEBT

	April 30,	January 31,
	2013	2013
	(in thousands)
Note payable	$15,752	$15,846
Less current maturities	(376)	(372)
Long-term debt	$15,376	$15,474

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.20% at April 30, 2013. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2013 was $15.8 million.

Credit Facility

On July 8, 2011, the Company entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provided a one-year commitment through July 15, 2012 for a $20 million line of credit for working capital or other business needs. The Company paid a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. On July 13, 2012, the Company entered into an amendment to the Facility that extended the maturity of the Facility from July 15, 2012 to July 15, 2014. The amendment did not provide for any change in the variable rate of interest or debt covenants.

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At April 30, 2013, the effective borrowing rate would have been 0.95%.

As of April 30, 2013, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

8.  INCOME TAXES

The Company recorded income tax (benefit) expense of $(0.3) million and $1.5 million in the first quarter of fiscal 2014 and fiscal 2013, respectively. The effective tax rate decreased to 19% during the first quarter of fiscal 2014 compared to 46% for the same period in the prior year. The estimated annual effective tax rate for the first quarter of fiscal 2014 and first quarter of fiscal 2013 remained consistent at 30%. The decrease in the effective tax rate to 19% was primarily due to the impact of discrete items on the Company’s loss. The effective tax rate of 46% in the prior fiscal period was primarily due to the impact of significant equity compensation shortfall on the Company’s income. A shortfall is a result of stock-based compensation expense recorded in the financial statements being greater than the tax deduction generated by the exercise of SARs and the vesting of RSUs.

The total amount of unrecognized tax benefits was $2.7 million at April 30, 2013. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits, an estimated $0.2 million of unrecognized tax benefits may be recognized.

Index

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2013, the Company has accrued approximately $0.3 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2008, 2009, 2010 and 2011; in California for fiscal years ended 2004 and 2005; and in South Africa and Thailand for the fiscal year ended 2012.

9.  STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends declared and/or paid by the Company during fiscal 2014:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Shares Issued
4/24/2013	5/8/2013	5/15/2013	$0.072	$0.06	$1,083,000	—	—
12/11/2012	12/26/2012	2/08/2013	$0.072	$0.06	947,000	10,000	145,000

Shares issued in payment of these dividends were issued out of treasury stock.

Stock Repurchase Activity

In September 2011, the Company’s Board of Directors approved a stock repurchase plan in which up to one million shares could be repurchased. During the first quarter of fiscal 2014 the Company repurchased 45,000 shares and 8,000 shares of Class A and Class B common stock, respectively. The average share price was $13.34 and $12.02 for Class A and Class B stock, respectively, for total cash consideration of $0.7 million including fees. Since the inception of the plan, the Company has repurchased 897,000 and 103,000 shares of the Company’s Class A and Class B common stock, respectively, for total cash consideration of $12.5 million including fees. As of March 2013, all shares authorized under the plan have been repurchased and the plan was closed.

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 12 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2013.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Cost of maintenance, subscription and other revenue	$38	$48
Cost of professional services	98	111
Sales and marketing	167	188
Research and development	139	153
General and administrative	502	539
Total stock-based compensation expense	$944	$1,039

Index

The following table summarizes the activity for outstanding stock options and SARs for the three months ended April 30, 2013:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2013	2,920	$11.11
Exercised	(41)	8.63
Expired	(15)	14.59
Forfeited	(9)	10.18
Outstanding at April 30, 2013	2,855	$11.13	4.5	$4,550
Vested and expected to vest at April 30, 2013 (1)	2,817	$11.13	4.5	$4,505
Vested and exercisable at April 30, 2013	1,479	$11.29	3.0	$2,671

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2013, and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on April 30, 2013. The total intrinsic value of stock options and SARs exercised in the three months ended April 30, 2013 was $164,000.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the quarter ended April 30, 2013, the Company withheld 4,000 shares for payment of these taxes at a value of $54,000.

At April 30, 2013, there was approximately $4.7 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the three months ended April 30, 2013:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock at January 31, 2013	385	$10.49
Vested (1)	(14)	7.48
Forfeited	(4)	11.11
Restricted stock at April 30, 2013	367	$10.60

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2013, the Company withheld 6,000 shares for payment of these taxes at a value of $79,000.

Total unrecognized compensation cost related to RSUs was approximately $2.7 million as of April 30, 2013. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

	Three Months Ended April 30,
	2013	2012
Revenue:	(in thousands)
North America (1)	$26,566	$28,518
EMEA	19,807	18,549
Asia Pacific	11,654	11,759
Latin America	3,900	4,882
	$61,927	$63,708

(1)	Sales into Canada accounted for 3% of North America total revenue in the three months ended April 30, 2013 and 2012.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2013, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for bad debt and sales returns; c) capitalized software development costs; d) impairment assessments on goodwill and intangible assets; e) business combinations; f) valuation of deferred tax assets and tax contingency reserves; and g) stock-based compensation are further discussed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

QAD’s enterprise resource planning (“ERP”) suite is called QAD Enterprise Applications, which is also known as MFG/PRO. QAD Enterprise Applications supports the core business processes of our global manufacturing customers and includes the following functional areas: financials, customer management, manufacturing, demand and supply chain planning, supply chain execution, service and support, enterprise asset management, analytics, interoperability, process and performance, and internationalization. We sell QAD Enterprise Applications as a base ERP product with the option of purchasing various add-on modules depending on the functionality the customer requires.

Index

QAD offers two options for deploying our ERP products: On Premise and On Demand. With the On Premise model, QAD sells a perpetual license for the software and our customers deploy the software on their own computer servers. Under the perpetual licensing model, customers may separately purchase contracts for maintenance and additional services. With the On Demand model, customers subscribe to a service, and QAD provides access to the software as well as ongoing support services and management of the environment. The majority of QAD customers use the On Premise model, although the On Demand model is increasing in acceptance. As a result, we are focusing on expanding the use of the On Demand model. We also make it possible for customers to operate in a blended environment where some users can be deployed via On Premise and some users deployed via On Demand while offering the same end-user experience.

We have four principal sources of revenue:

•	Licenses of our integrated suite of software applications;

•	Maintenance and support, including technical support, training materials, product enhancements and upgrades;

•	Subscription of our Enterprise Applications through our On Demand offering in a Software as a Service model as well as other hosted Internet applications;

•	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first quarter of fiscal 2014, approximately 43% of our total revenue was generated in North America, 32% in EMEA, 19% in Asia Pacific and 6% in Latin America. Over 80% of our revenue is generated from large, global customers who have operations in multiple countries. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2013, we employed approximately 1,540 employees worldwide, of which 570 employees were based in North America, 460 employees in Asia Pacific, 440 employees in EMEA and 70 employees in Latin America.

GLOBAL ECONOMIC OUTLOOK AND INDUSTRY TRENDS

Our customer base and our target markets are global manufacturing companies; therefore, our results are heavily influenced by the state of the global manufacturing economy. Our management team monitors several economic indicators, with particular attention to the Global and Country Purchasing Managers’ Indexes (“PMI”). The PMI is a survey conducted on a monthly basis by polling businesses that represent the makeup of respective sectors. Since most of our customers are manufacturers, our revenue has historically correlated with fluctuations in the manufacturing PMI. Global macro economic trends and manufacturing spending are important barometers for our business, and the health of the U.S., Western European and Asian economies have a meaningful impact on our financial results. In the first quarter of fiscal 2014, approximately 57% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. The U.S. manufacturing economy has been expanding, as have the economies in many of the Asian and Latin American markets, while the European economies have been more fragile and have, for the most part, been contracting. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets.

Index

SUMMARY OF FISCAL 2014 FIRST QUARTER

Total revenue for the first quarter of fiscal 2014 was $61.9 million, representing a $1.8 million, or 3%, decrease from the first quarter of fiscal 2013. We did not meet our license revenue forecast. The decrease in total revenue was primarily driven by lower license and professional services revenue. License revenue was impacted by revenue recognition deferrals and closing a higher amount of On Demand transactions versus license transactions. Services revenue was impacted by multi-element arrangements where we did not have Vendor Specific Objective Evidence (“VSOE”) for all undelivered elements and, therefore, are required to recognize revenue ratably over the longer maintenance term rather than recognizing the revenue over the shorter service performance period. Services costs are expensed as incurred and as a result services margins fluctuate.  Net loss was $1.3 million for the first quarter of fiscal 2014 compared to net income of $1.8 million for the first quarter of fiscal 2013. Our results for the first quarter of fiscal 2014 were negatively impacted by several factors, including lower revenue and additional expenses from DynaSys and CEBOS, the entities we acquired in fiscal 2013.

License revenue. License revenue is primarily derived from software license fees that customers pay for our base product, QAD Enterprise Applications, and any add-on modules they purchase. In the first quarter of fiscal 2014, license revenue totaled $6.2 million, or 10% of total revenue. License revenue growth is influenced by the strength of the manufacturing industry and general economic conditions as well as the competitive position of our software products. Long sales cycles and the unpredictability in determining when license deals will close can have a material impact on our license revenues, net income and earnings per share.  Our first quarter license revenue was negatively impacted by revenue recognition deferrals as well as closing a higher number of On Demand transactions versus On Premise transactions.

Revenue recognition deferrals can have a significant impact on quarterly earnings. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy VSOE requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Our executives emphasize structuring commercially sound business deals that facilitate long-term, mutually beneficial relationships with our customers and, as a result, do not necessarily structure sales specifically to achieve short-term accounting results. In the first quarter of fiscal 2014, we deferred in full three transactions over $0.1 million totaling $0.9 million of license revenue.  This compared to two license deals over $0.1 million deferred in full totaling $0.3 million in the first quarter of fiscal 2013.

Our success in closing license deals for existing customers, new customers that are affiliates of existing customers and customers that have employees with historical experience working with QAD tends to be higher than with new customers that have no QAD affiliations. As a result, we place increased focus on these opportunities. A majority of our license revenue is generated from existing customers and their affiliates. With global GDP growth and the level of the PMI continuing to be below pre-fiscal 2009 levels, we believe global economic volatility will continue to shape customers’ and prospects’ buying decisions, making it more difficult to forecast the sales cycles for our products and the timing of large software license sales. Our license revenue has not reached pre-fiscal 2009 levels, which we believe is partially caused by economic volatility in certain parts of the world delaying customer buying decisions and partially caused by our increased focus on selling our solution via our On Demand offering.

Maintenance revenue. We offer support services 24 hours a day, seven days a week. In addition, we provide software upgrades which include additional or improved functionality when and if available. Our maintenance and other revenues totaled $35.2 million in the first quarter of fiscal 2014, representing 57% of total revenue. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; and (5) adjustments to revenue as a result of revenue recognition rules. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual renewal rate of customers who subscribe to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months.

Index

Subscription revenue. The majority of our software continues to be sold via the On Premise model, which generates license revenue. The On Demand model generates subscription revenue, which for the first quarter of fiscal 2014 totaled $4.0 million, or 6% of total revenue. Our On Demand customers include a mix of existing customers who have converted from our On Premise model and new user implementations of our On Demand product. The growth rate of subscription revenue has declined primarily due to slower than expected deployment by existing customers. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months. Growing our On Demand product and offering our products as software as a service continues to be a key strategic initiative for us.

Professional services revenue. Our professional services business includes consulting and training services related to our solutions. In the first quarter of fiscal 2014, our professional services revenue totaled $16.5 million, or 27% of total revenue. Our professional services organization provides our customers with expertise and assistance in planning and implementing our software solutions. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, ongoing training and education, and system upgrades. Our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues.

Although our professional services are optional, many of our customers use these services for some of their planning, implementation, or related needs. Professional services are typically rendered under time and materials-based contracts with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee contracts with payments due on specific dates or milestones. When we enter into multiple element arrangements where we do not have VSOE for one or more of our undelivered elements, we recognize the entire arrangement ratably over the longer of the maintenance term or implementation period. Services costs related to these engagements are expensed as incurred. As a result, our professional services revenues and margins tend to fluctuate.

Our professional services revenue typically trails our license revenue by several quarters as implementation services and related consulting are performed after the purchase of the software. Services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. We use our partners and subcontractors to supplement our internal professional services resources. This allows us to quickly respond to demand fluctuations while somewhat mitigating low utilization in slow times. We believe working with our partners also helps us extend our global reach by keeping a higher number of partners engaged and knowledgeable about our product. Our professional services business has competitive exposure to offshore providers. All of these factors potentially create the risk of pricing pressure, fewer customer orders and reduced gross margins.

Cash flow and financial condition. During the first quarter of fiscal 2014, we generated cash flow from operating activities of $12.3 million. Our cash and equivalents at April 30, 2013 totaled $73.8 million and the only debt on our balance sheet was $15.8 million related to the mortgage on our Santa Barbara headquarters. Our primary uses of cash have been funding investment in research and development and operations to drive earnings growth, acquisitions, dividend payments and repurchases of common stock.

In fiscal 2014, we anticipate that our priorities for use of cash will be developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to assess share repurchases and dividend payments. We do not anticipate a need for additional borrowing in fiscal 2014.

Index

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

Revenue

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2013	$	%	April 30, 2012
(in thousands)
Revenue
License fees	$6,218	$(1,647)	-21%	$7,865
Percentage of total revenue	10%			12%
Maintenance and other	35,201	681	2%	34,520
Percentage of total revenue	57%			54%
Subscription fees	4,042	819	25%	3,223
Percentage of total revenue	6%			5%
Professional services	16,466	(1,634)	-9%	18,100
Percentage of total revenue	27%			29%
Total revenue	$61,927	$(1,781)	-3%	$63,708

Total Revenue.  Total revenue was $61.9 million and $63.7 million for the first quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total revenue for the current quarter would have been approximately $62.5 million, representing a $1.2 million, or 2%, decrease from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included decreases in our license and professional services revenue categories and increases in our maintenance and other and subscription revenue categories.  Revenue outside the North America region as a percentage of total revenue was 57% and 55% for the first quarter of fiscal 2014 and fiscal 2013, respectively. Total revenue decreased in our North America and Latin America regions, remained relatively flat in our Asia Pacific region and increased in our EMEA region during the first quarter of fiscal 2014 when compared to the same quarter last year. Our fiscal 2013 acquisitions of DynaSys and CEBOS contributed $2.0 million to total revenue during the first quarter of fiscal 2014. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the first quarter of fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for the first quarter of fiscal 2013 was approximately 29% in automotive, 23% in consumer products and food and beverage, 34% in high technology and industrial products and 14% in life sciences.

License Revenue.  License revenue was $6.2 million and $7.9 million for the first quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, license revenue for the current quarter would have been approximately $6.3 million, representing a $1.6 million, or 20%, decrease from the same period last year. Excluding $0.4 million of revenue recognized from our fiscal 2013 acquisitions, license revenue decreased in our North America and Latin America regions and remained relatively flat in our EMEA and Asia Pacific regions during the first quarter of fiscal 2014 when compared to the same quarter last year.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2014, two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.  In comparison, during the first quarter of fiscal 2013, three customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Our license revenue was negatively affected by revenue recognition deferrals. Three license deals over $0.1 million were deferred in full totaling $0.9 million in the first quarter of fiscal 2014. In the first quarter of fiscal 2013, two license deals over $0.1 million were deferred in full totaling $0.3 million.

Index

Maintenance and Other Revenue.  Maintenance and other revenue was $35.2 million and $34.5 million for the first quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, the first quarter of fiscal 2014 maintenance and other revenue would have been approximately $35.6 million, representing a $1.1 million, or 3%, increase from the same period last year. Excluding $0.9 million of revenue recognized from our fiscal 2013 acquisitions, maintenance and other revenue increased in our Asia Pacific region, was relatively flat in our EMEA and Latin America regions, and decreased in our North America region during the first quarter of fiscal 2014 when compared to the same quarter last year.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the first quarters of both fiscal 2014 and 2013.

Subscription Revenue. Subscription revenue was $4.0 million and $3.2 million for the first quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, subscription revenue for the current quarter would have been unchanged at $4.0 million, representing a $0.8 million, or 25%, increase from the same period last year. Subscription revenue increased in our EMEA, Asia Pacific and Latin America regions and was relatively flat in our North America region during the first quarter of fiscal 2014 when compared to the same quarter last year. The increase in subscription revenue was due to additional revenue related to our On Demand product offering. Currently, a majority of our On Demand sales are in the North America region. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our On Demand product offering.

Professional Services Revenue.  Professional services revenue was $16.5 million and $18.1 million for the first quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, professional services revenue for the first quarter of fiscal 2014 would have been approximately $16.7 million, representing a $1.4 million, or 8%, decrease from the same period last year. Excluding $0.7 million of revenue recognized from our fiscal 2013 acquisitions, professional services revenue decreased across all our regions during the first quarter of fiscal 2014 compared to the same quarter last year.  The number of engagements was higher in the first quarter of fiscal 2014 than in the same period of last year, but the average revenue per engagement was lower. A main factor contributing to lower average revenue per engagement is the accounting of our multi-element arrangements. During the first quarter of fiscal 2013, we recognized $1.3 million of services revenue related to one customer for which expenses had been recorded in prior periods. Conversely, during the first quarter of fiscal 2014, we deferred services revenue of $600,000 related to two customers for which expenses were recorded in the current quarter.

Cost of Revenue

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2013	$	%	April 30, 2012
(in thousands)
Cost of revenue
Cost of license fees	$955	$74	8%	$881
Cost of maintenance, subscription and other	11,062	1,062	11%	10,000
Cost of professional services	16,608	870	6%	15,738
Total cost revenue	$28,625	$2,006	8%	$26,619
Percentage of revenue	46%			42%

Index

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

Total Cost of Revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $28.6 million for the first quarter of fiscal 2014 and $26.6 million for the first quarter of fiscal 2013, and as a percentage of total revenue was 46% and 42% for the first quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total cost of revenue for the first quarter of fiscal 2014 would have been approximately $28.9 million and as a percentage of total revenue would have been unchanged at 46%.  The non-currency related increase in cost of revenue of $2.3 million, or 9%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to higher personnel and hosting costs associated with higher subscription revenue and higher professional services costs associated with our acquisitions and use of subcontractors.

Cost of License Fees.  Cost of license fees was $1.0 million and $0.9 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of license fees for the first quarter of fiscal 2014 would have been unchanged at $1.0 million, representing an increase of $0.1 million, or 11%. The non-currency related increase in cost of license fees of $0.1 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was due to higher amortization of capitalized software costs of $0.2 million related to our fiscal 2013 acquisitions partially offset by lower royalties of $0.1 million associated with lower license revenue.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $11.1 million and $10.0 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of maintenance, subscription and other in the first quarter of fiscal 2014 would have been unchanged at $11.1 million, representing an increase of $1.1 million, or 11%. The non-currency related increase in cost of maintenance, subscription and other of $1.1 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to higher subscription costs, which included higher personnel costs of $0.3 million, as a result of increased headcount of four people and higher hosting costs of $0.2 million. The higher subscription costs were incurred to support the growth in our subscription business. In addition, cost of maintenance, subscription and other related to DynaSys and CEBOS was $0.2 million in the first quarter of fiscal 2014.

Cost of Professional Services.  Cost of professional services was $16.6 million and $15.7 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of professional services for the first quarter of fiscal 2014 would have been approximately $16.8 million, representing an increase of $1.1 million, or 7%. The non-currency related increase in cost of professional services of $1.1 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to $0.8 million of expenses related to DynaSys and CEBOS services operations in addition to $0.2 million of higher subcontractor costs.

Sales and Marketing

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2013	$ %		April 30, 2012
(in thousands)
Sales and marketing	$16,056	$560	4%	$15,496
Percentage of revenue	26%			24%

Index

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

Sales and marketing expense was $16.1 million and $15.5 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, sales and marketing expense for the first quarter of fiscal 2014 would have been approximately $16.2 million, representing an increase of $0.7 million, or 5%. Sales and marketing expense related to DynaSys and CEBOS was $0.9 million in the first quarter of fiscal 2014.

Research and Development

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2013	$ %		April 30, 2012
(in thousands)
Research and development	$10,845	$1,311	14%	$9,534
Percentage of revenue	18%			15%

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

Research and development expense was $10.8 million and $9.5 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, research and development expense for the first quarter of fiscal 2014 would have been approximately $10.9 million, representing an increase of $1.4 million, or 15%. The non-currency related increase in research and development expense of $1.4 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was due to a reduction of our joint development reimbursements of $0.6 million. In addition, research and development expense related to DynaSys and CEBOS was $0.7 million in the first quarter of fiscal 2014. As part of our vertical focus we regularly seek to engage in joint development arrangements with our customers in order to enhance specific functionality and industry experience. The number and size of joint development arrangements may fluctuate.

General and Administrative

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2013	$ %		April 30, 2012
(in thousands)
General and administrative	$7,946	$(159)	-2%	$8,105
Percentage of revenue	13%			13%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel. General and administrative expense also includes professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs and is reduced by capitalized costs related to an internal systems upgrade project.

General and administrative expense was $7.9 million and $8.1 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, general and administrative expense for the first quarter of fiscal 2014 would have been approximately $8.0 million, representing a decrease of $0.1 million, or 1%. The non-currency related decrease in general and administrative expense of $0.1 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily due to capitalized costs of $0.3 million related to an internal systems upgrade project and lower professional fees of $0.2 million partially offset by higher personnel costs of $0.2 million. In addition, general and administrative expense related to DynaSys and CEBOS was $0.2 million in the first quarter of fiscal 2014.

Index

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions totaled $176,000 and zero for first quarter of fiscal 2014 and 2013, respectively. Amortization expense in the first quarter of fiscal 2014 was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other (Income) Expense

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2013	$	%	April 30, 2012
(in thousands)
Other (income) expense
Interest income	$(97)	$66	40%	$(163)
Interest expense	203	(83)	-29%	286
Other (income) expense, net	(273)	(719)	-161%	446
Total other (income) expense, net	$(167)	$(736)	-129%	$569
Percentage of revenue	0%			1%

Net other (income) expense was $(0.2) million and $0.6 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. The change primarily related to a favorable movement in our foreign exchange (gains) losses of $0.9 million partially offset by expense of $0.3 million related to fair market value changes of the interest rate swap associated with the mortgage on our headquarters.

Income Tax (Benefit) Expense

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2013	$ %		April 30, 2012
(in thousands)
Income tax (benefit) expense	$(291)	$(1,832)	-119%	$1,541
Percentage of revenue	1%			2%
Effective tax rate	19%			46%

We recorded income tax (benefit) expense of $(0.3) million and $1.5 million in the first quarter of fiscal 2014 and fiscal 2013, respectively. Our effective tax rate decreased to 19% during the first quarter of fiscal 2014 compared to 46% for the same period in the prior year. The estimated annual effective tax rate for the first quarter of fiscal 2014 and first quarter of fiscal 2013 remained consistent at 30%. The decrease in the effective tax rate to 19% was primarily due to the impact of discrete items on our loss. The effective tax rate of 46% in the prior fiscal period was primarily due to the impact of significant equity compensation shortfall on our income. A shortfall is a result of stock-based compensation expense recorded in the financial statements being greater than the tax deduction generated by the exercise of SARs and the vesting of RSUs.

The Company continues to benefit from operating in foreign locations, such as Ireland, due to the lower statutory income tax rate relative to the U.S. Federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of licenses, maintenance, subscription and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures, payment of dividends, stock repurchases and investment in our growth initiatives, which include acquisitions of products, technology and businesses.

At April 30, 2013, our principal sources of liquidity were cash and equivalents totaling $73.8 million and net accounts receivable of $43.3 million. At April 30, 2013, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 75% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2013. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2014.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2013, the portion of our cash and equivalents held by or invested through Bank of America was approximately 90%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $65.4 million and $53.3 million as of April 30, 2013 and January 31, 2013, respectively. If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds. Our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S. and it is not practicable to make a worldwide estimate of the amount of tax which may be payable upon distribution.

The following table summarizes our cash flows for the three months ended April 30, 2013 and 2012, respectively.

(in thousands)	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Net cash provided by operating activities	$12,273	$5,087
Net cash used in investing activities	(1,180)	(789)
Net cash used in financing activities	(1,809)	(3,106)
Effect of foreign exchange rates on cash and equivalents	(512)	234
Net increase in cash and equivalents	$8,772	$1,426

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our largest source of operating cash flow. Net cash flows provided by operating activities was $12.3 million for the first quarter of fiscal 2014 compared to $5.1 million for the first quarter of fiscal 2013. The $7.2 million increase in net cash flows provided by operating activities was primarily attributable to the positive cash flow effect of changes in accounts receivable of $8.7 million due to higher collections during the first quarter of fiscal 2014 compared to the first quarter of 2013 and noncash charges (including depreciation and amortization, stock-based compensation and provisions for doubtful accounts/sales adjustments) of $0.8 million.  These positive cash flow effects were partially offset by a decrease in net income of $3.1 million.

Index

Capital expenditures were $1.1 million for the first quarter of fiscal 2014, primarily relating to purchases of furniture and office equipment related to office moves and costs incurred and capitalized related to our internal system upgrade. This compared to $0.7 million for the first quarter of fiscal 2013. We expect capital expenditures will increase by approximately $1 million to $2 million in fiscal 2014 when compared to fiscal 2013. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first quarter of fiscal 2014 we made a dividend payment consisting of $0.9 million in cash and 10,000 shares of Class A common stock with a fair value of $0.1 million.  In April 2013, the Board of Directors declared an all cash dividend of $0.072 per share of Class A common stock and $0.06 per share of Class B common stock payable on May 15, 2013. On a quarterly basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase plan. A total of one million shares were authorized for repurchase under the plan. During the first quarter of fiscal 2014 we repurchased 45,000 shares and 8,000 shares of Class A and Class B common stock, respectively. The average share price was $13.34 and $12.02 for Class A and Class B stock, respectively, for total cash consideration of $0.7 million including fees.  Since the inception of the plan we repurchased 897,000 and 103,000 shares of Class A and Class B common stock, respectively, for total cash consideration of $12.5 million including fees. As of March 2013, all shares authorized under the plan had been repurchased and the plan was closed. The Board of Directors continues to evaluate our position relating to future potential repurchases on a regular basis.

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

DSO under the countback method was relatively consistent at 59 days and 62 days at April 30, 2013 and 2012, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was also consistent at 63 days and 64 days at April 30, 2013 and 2012, respectively. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2013, and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2013 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2013.  During the quarter ended April 30, 2013 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

On July 8, 2011, we entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provided a one-year commitment through July 15, 2012 for a $20 million line of credit for working capital or other business needs. We paid a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. On July 13, 2012, we entered into an amendment to the Facility which extended the maturity of the Facility from July 15, 2012 to July 15, 2014. The amendment did not provide for any change in the variable rate of interest or debt covenants.

Index

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At April 30, 2013, the effective borrowing rate would have been 0.95%.

As of April 30, 2013, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.20% at April 30, 2013. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2013 was $15.8 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real and Mexican peso. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U. S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of April 30, 2013.

We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Translation risk relates to amounts invested in our foreign operations that are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Furthermore, we have exposure to foreign exchange fluctuations arising from the remeasurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes. Transaction risk is related to our international subsidiaries holding non-local currency net monetary accounts subject to revaluation into their local currency, which results in realized or unrealized foreign currency gains or losses.

For the three months ended April 30, 2013 and 2012, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for three months ended April 30, 2013 and 2012. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 15% and our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 5%.

Index

For the three months ended April 30, 2013 and 2012, foreign currency transaction and remeasurement (gains) losses totaled $(0.4) million and $0.5 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.4 million and our income before taxes would be adversely affected by approximately 89%.

These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates from the 2013 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of April 30, 2013 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis to assess the impact of hypothetical changes in interest rates. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2013, rates would cause a $1.9 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase activity during the three months reported ended April 30, 2013 was as follows:

Period	Shares Repurchased Class A	Average Price per Share Class A	Shares Repurchased Class B	Average Price per Share Class B	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

February 1 through February 28, 2013
Shares repurchased	20,347	$13.58	2,496	$12.67	22,843	29,323
March 1 through March 31, 2013
Shares repurchased	24,173	$13.14	5,150	$11.71	29,323	-
April 1 through April 30, 2013
Shares repurchased	-	$-	-	$-	-	-
Total	44,520		7,646		52,166	-

(1)	On September 22, 2011, the Company announced a share repurchase plan. A total of one million shares were repurchased under the plan. The plan ended in March, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

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

QAD Inc. (Registrant)

Date: June 7, 2013	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)