Form 10-Q
period 2013-07-31
QAD INC
filed 2013-09-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of August 31, 2013, there were 12,516,681 shares of the Registrant’s Class A common stock outstanding and 3,146,641 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31,	January 31,
	2013	2013
Assets
Current assets:
Cash and equivalents	$69,395	$65,009
Accounts receivable, net of allowances of $2,298 and $2,510 at July 31, 2013 and January 31, 2013, respectively	42,733	72,564
Deferred tax assets, net	4,289	4,414
Other current assets	13,786	13,806
Total current assets	130,203	155,793
Property and equipment, net	33,280	32,526
Capitalized software costs, net	3,690	4,180
Goodwill	11,302	11,412
Deferred tax assets, net	16,291	16,431
Other assets, net	5,325	5,606
Total assets	$200,091	$225,948
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$380	$372
Accounts payable	8,052	12,537
Deferred revenue	86,031	101,193
Other current liabilities	26,691	31,415
Total current liabilities	121,154	145,517
Long-term debt	15,279	15,474
Other liabilities	5,891	6,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,149,675 shares and 14,148,217 shares at July 31, 2013 and January 31, 2013, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,985 shares and 3,536,822 shares at July 31, 2013 and January 31, 2013, respectively	4	4
Additional paid-in capital	150,519	149,777
Treasury stock, at cost (2,023,609 shares and 2,097,497 shares at July 31, 2013 and January 31, 2013, respectively)	(29,726)	(31,093)
Accumulated deficit	(55,399)	(52,468)
Accumulated other comprehensive loss	(7,645)	(8,036)
Total stockholders’ equity	57,767	58,198
Total liabilities and stockholders’ equity	$200,091	$225,948

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013		2012

Revenue:
License fees	$8,604	$6,906		$14,822	$14,771
Maintenance and other	34,254	33,886		69,455	68,406
Subscription fees	4,455	3,745		8,497	6,968
Professional services	17,881	16,432		34,347	34,532
Total revenue	65,194	60,969		127,121	124,677

Costs of revenue:
License fees	1,058	832		2,013	1,713
Maintenance, subscription and other	11,047	10,341		22,109	20,341
Professional services	16,672	15,846		33,280	31,584
Total cost of revenue	28,777	27,019		57,402	53,638

Gross profit	36,417	33,950		69,719	71,039

Operating expenses:
Sales and marketing	15,850	14,747		31,906	30,243
Research and development	10,469	9,210		21,314	18,744
General and administrative	8,431	8,378		16,377	16,483
Amortization of intangibles from acquisitions	177	57		353	57
Total operating expenses	34,927	32,392		69,950	65,527

Operating income (loss)	1,490	1,558		(231)	5,512

Other (income) expense:
Interest income	(73)	(164)		(170)	(327)
Interest expense	209	330		412	616
Other (income) expense, net	(809)	92		(1,082)	538
Total other (income) expense	(673)	258		(840)	827

Income before income taxes	2,163	1,300		609	4,685
Income tax expense	909	341		618	1,882

Net income (loss)	$1,254	$959		$(9)	$2,803

Basic net income (loss) per share
Class A	$0.08	$0.06	$	(0.00)	$0.18
Class B	$0.07	$0.05	$	(0.00)	$0.15
Diluted net income (loss) per share
Class A	$0.08	$0.06	$	(0.00)	$0.18
Class B	$0.07	$0.05	$	(0.00)	$0.15

Comprehensive income:

Foreign currency translation adjustment, net of tax	18	(75)		391	70
Total comprehensive income	$1,272	$884		$382	$2,873

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(9)	$2,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,015	2,361
Provision for doubtful accounts and sales adjustments	331	64
Change in fair value of interest rate swap	(708)	857
Stock compensation expense	2,494	2,467
Excess tax benefits from share-based payment arrangements	(81)	(123)
Changes in assets and liabilities:
Accounts receivable	28,271	28,241
Other assets	568	267
Accounts payable	(4,258)	(2,517)
Deferred revenue	(12,914)	(16,058)
Other liabilities	(3,660)	(6,989)
Net cash provided by operating activities	13,049	11,373
Cash flows from investing activities:
Purchase of property and equipment	(3,000)	(2,029)
Acquisition of business, net of cash acquired	—	(4,713)
Capitalized software costs	(148)	(199)
Other	31	2
Net cash used in investing activities	(3,117)	(6,939)
Cash flows from financing activities:
Repayments of debt	(187)	(111)
Tax payments, net of proceeds, related to stock awards	(589)	(786)
Excess tax benefits from share-based payment arrangements	81	123
Repurchase of common stock	(686)	(3,899)
Cash dividends paid	(3,119)	(1,841)
Net cash used in financing activities	(4,500)	(6,514)

Effect of exchange rates on cash and equivalents	(1,046)	(1,004)

Net increase (decrease) in cash and equivalents	4,386	(3,084)

Cash and equivalents at beginning of period	65,009	76,927

Cash and equivalents at end of period	$69,395	$73,843

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$—	$1,115

Dividends paid in stock	145	334

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2013 are not necessarily indicative of the results to be expected for the year ending January 31, 2014.

2.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income (loss)	$1,254	$959	$(9)	$2,803
Less: Dividends declared	(1,089)	(1,110)	(2,177)	(2,187)
Undistributed net income (loss)	$165	$(151)	$(2,186)	$616

Net income (loss) per share – Class A Common Stock
Dividends declared	$900	$920	$1,799	$1,810
Allocation of undistributed net income (loss)	136	(125)	(1,805)	509
Net income (loss) attributable to Class A common stock	$1,036	$795	$(6)	$2,319

Weighted average shares of Class A common stock outstanding—basic	12,473	12,649	12,451	12,671
Weighted average potential shares of Class A common stock	430	433	-	473
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	12,903	13,082	12,451	13,144

Basic net income (loss) per Class A common share	$0.08	$0.06	$(0.00)	$0.18
Diluted net income (loss) per Class A common share	$0.08	$0.06	$(0.00)	$0.18

Net income (loss) per share – Class B Common Stock
Dividends declared	$189	$190	$378	$377
Allocation of undistributed net income (loss)	29	(26)	(381)	107
Net income (loss) attributable to Class B common stock	$218	$164	$(3)	$484

Weighted average shares of Class B common stock outstanding—basic	3,145	3,164	3,145	3,166
Weighted average potential shares of Class B common stock	86	100	-	108
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,231	3,264	3,145	3,274

Basic net income (loss) per Class B common share	$0.07	$0.05	$(0.00)	$0.15
Diluted net income (loss) per Class B common share	$0.07	$0.05	$(0.00)	$0.15

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Class A	2,592	2,306	2,915	2,199
Class B	370	349	456	365

3.	FAIR VALUE MEASUREMENTS

When determining fair value, the Company uses a three-tier value hierarchy which prioritizes the inputs used in measuring fair value.  Whenever possible, the Company uses observable market data. The Company relies on unobservable inputs only when observable market data is not available.  Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. Money market mutual funds are recorded at fair value based upon quoted market prices and are therefore included in Level 1.  The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves, and is therefore included in Level 2.

The following table sets forth the financial assets and liabilities, measured at fair value, as of July 31, 2013 and January 31, 2013:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of July 31, 2013	$50,997	$—	$—
Money market mutual funds as of January 31, 2013	$44,871	$—	$—
Asset related to interest rate swap as of July 31, 2013	$—	$324	$—
Liability related to interest rate swap as of January 31, 2013	$—	$(384)	$—

Index
Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $ 18.4 million and $20.1 million as of July 31, 2013 and January 31, 2013, respectively.

The Company’s line of credit and note payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the three months ended July 31, 2013.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate its exposure to the variability of one month LIBOR for its floating rate debt described in Note 7 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at July 31, 2013 and January 31, 2013 were as follows (in thousands):

	Asset/(Liability) Derivative
		Fair Value
	Balance Sheet Location	July 31, 2013	January 31, 2013
Derivative instrument:
Interest rate swap	Other assets, net (Other liabilities)	$324	$(384)
Total		$324	$(384)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended July 31, 2013 was $0.7 million.

4.	BUSINESS COMBINATIONS

CEBOS

On December 28, 2012, the Company acquired all of the outstanding stock of CEBOS, Ltd. ("CEBOS"), a provider of quality management and regulatory compliance software solutions, in a nontaxable transaction. CEBOS was founded in 1998 and is headquartered in Michigan, USA. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth. The purchase price consisted of $3.5 million in cash and two future payments of $750,000 each, due April 2014 and April 2015, respectively. Each future payment consists of $250,000 guaranteed and $500,000 contingent upon achievement of certain development and sales-based milestones. The contingent liability was estimated by assessing the probability of achieving each milestone and discounting the amount of each potential payment based on expected timing of the payment. The fair value of the liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. The potential undiscounted amount of all future cash payments that the Company could be required to make for contingent consideration is between $0.5 million and $1.5 million as of July 31, 2013.

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
		$3,450

The Company has evaluated and continues to reevaluate pre-acquisition contingencies relating to CEBOS that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. Although the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and are inherently uncertain. The purchase price allocation process requires the Company to use significant estimates and assumptions as of the business combination date, including the estimated fair value of accounts receivable acquired. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation.

DynaSys

On June 6, 2012, the Company acquired France-based DynaSys S.A. ("DynaSys"), a provider of demand and supply chain planning software solutions, for $7.5 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $2.8 million	$4,250
Goodwill	2,231
Software technology	1,800
Customer relationships	1,400
Trade name	300
Total assets acquired	9,981
Liabilities assumed	(2,032)
Deferred tax liability	(450)
Net assets acquired	$7,499

The results of operations of DynaSys and CEBOS are included in the Condensed Consolidated Financial Statements from the date of acquisition. The acquisitions were not deemed material, thus pro forma supplemental information has not been provided.

Index
5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2013 and January 31, 2013 were as follows:

	July 31,	January 31,
	2013	2013
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,741	$3,741
Capitalized software development costs (1)	1,114	1,253
	4,855	4,994
Less accumulated amortization	(1,165)	(814)
Capitalized software costs, net	$ $ 3,690	$4,180

___________________________________

(1)  Capitalized software development costs include the impact of foreign currency translation.

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

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2014, $0.2 million of costs and accumulated amortization were removed from the balance sheet. Amortization of capitalized software costs was $0.3 million and $0.6 million for the three and six months ended July 31, 2013, respectively. For the three and six months ended July 31, 2012, amortization of capitalized software costs was $0.1 million and $0.2 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of July 31, 2013:

Fiscal Years	(in thousands)
2014 remaining	$573
2015	1,052
2016	905
2017	734
2018	426
Total	$3,690

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2013, were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2013	$27,020	$(15,608)	$11,412
Impact of foreign currency translation	(110)	—	(110)
Balance at July 31, 2013	$26,910	$(15,608)	$11,302

Index
The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2013. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2012. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2013. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2013, that would cause the Company to test goodwill for impairment.

Intangible Assets

	July 31,	January 31,
	2013	2013
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$3,014	$3,049
Trade name	532	532
	3,546	3,581
Less: accumulated amortization	(629)	(279)
Net amortizable intangible assets	$2,917	$3,302

___________________________________

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2013, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $177,000 and $353,000 for the three and six months ended July 31, 2013, respectively. Amortization of intangible assets was $57,000 for both the three and six months ended July 31, 2012. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of July 31, 2013:

Fiscal Years	(in thousands)
2014 remaining	$355
2015	709
2016	709
2017	709
2018	435
Total	$2,917

7.	DEBT

	July 31,	January 31,
	2013	2013
	(in thousands)
Note payable	$15,659	$15,846
Less current maturities	(380)	(372)
Long-term debt	$15,279	$15,474

Note Payable

Effective May 30, 2012, the Company’s wholly-owned subsidiary QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.19% at July 31, 2013. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2013 was $15.7 million.

Index
Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides for a $20 million line of credit for working capital or other business needs and matures on July 15, 2014. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one month LIBOR plus 0.75%.

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At July 31, 2013, the effective borrowing rate would have been 0.94%.

As of July 31, 2013, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustments		Total
	( in thousands)
Balance as of January 31, 2013	$	(8,036)	$(8,036)
Other comprehensive income before reclassifications		391	391
Amounts reclassified from accumulated other comprehensive loss		—	—
Net current period other comprehensive income		391	391
Balance as of July 31, 2013		$(7,645)	$(7,645)

9.	INCOME TAXES

The Company recorded income tax expense of $0.9 million and $0.3 million in the second quarter of fiscal 2014 and 2013, respectively. The effective tax rate increased to 42% during the second quarter of fiscal 2014 compared to 26% for the same period in the prior year. The increase in overall tax rate for the second quarter of fiscal 2014 is primarily due to a significant equity compensation shortfall. A shortfall is a result of stock-based compensation expense recorded in the financial statements being greater than the tax deduction generated by the exercise of SARs and the vesting of RSUs.

The Company recorded income tax expense of $0.6 million and $1.9 million in the first six months of fiscal 2014 and 2013, respectively. The effective tax rate increased to 101% from 40% for the same period in the prior year, due to a significant decline in income during the first six months of fiscal 2014 and due to the impact of the equity compensation shortfall discussed above.

The Company continues to benefit from operating in foreign locations, such as Ireland, due to the lower statutory income tax rate relative to the U.S. federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

Index
The total amount of unrecognized tax benefits was $2.6 million at July 31, 2013. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits, an estimated $0.2 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2013, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

In August 2013, the Company received new information from the Franchise Tax Board related to the audit of its fiscal year 2004 and fiscal year 2005 California research and development tax credit. Pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 “Income Taxes”, paragraph ASC 740-10-25-8, only information that is available at the reporting date is considered in the recognition and measurement analysis for purposes of uncertain tax positions. A change in available facts subsequent to an enterprise’s reporting date, but before issuance of the financial statements, should be recognized in the period in which the change in facts occurs, even if that new information provides a better estimate of the ultimate outcome of an uncertainty. As a result, the Company may record a non-cash charge to income tax expense of up to $2.6 million in the third quarter of fiscal 2014.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999, 2006, 2008, 2009, 2010 and 2011 and in California for fiscal years ended 2004 and 2005. It is also under audit in South Africa and Thailand for the fiscal year ended 2012.

10.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends declared and/or paid by the Company during fiscal 2014:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Shares Issued
6/11/2013	6/25/2013	7/2/2013	$0.072	$0.06	$1,089,000	—	—
4/24/2013	5/8/2013	5/15/2013	$0.072	$0.06	$1,083,000	—	—
12/11/2012	12/26/2012	2/8/2013	$0.072	$0.06	$947,000	10,000	$145,000

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

11.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 12 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2013.

Index
Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of maintenance, subscription and other revenue	$65	$60	$103	$108
Cost of professional services	166	139	264	250
Sales and marketing	283	249	451	436
Research and development	214	197	352	350
General and administrative	822	783	1,324	1,323
Total stock-based compensation expense	$1,550	$1,428	$2,494	$2,467

Option/SAR Information

The weighted average assumptions used to value SARs granted in the six months ended July 31, 2013 and 2012 are shown in the following table:

	Six Months Ended July 31,
	2013	2012
Expected life in years (1)	4.59	4.62
Risk free interest rate (2)	1.00%	0.69%
Volatility (3)	53%	61%
Dividend rate (4)	2.42%	2.25%
_____________________________________

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested stock option and SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for stock options and SARs that were fully vested and outstanding.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.
(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.
(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ending on July 31, 2013.

The following table summarizes the activity for outstanding stock options and SARs for the six months ended July 31, 2013:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2013	2,920	$11.11
Granted	586	11.68
Exercised	(123)	8.49
Expired	(226)	15.21
Forfeited	(23)	10.00
Outstanding at July 31, 2013	3,134	$11.03	5.2	$5,858
Vested and expected to vest at July 31, 2013 (1)	3,075	$11.02	5.3	$5,790
Vested and exercisable at July 31, 2013	1,557	$10.69	3.8	$3,765
___________________________________

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

Index
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2013, and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on July 31, 2013. The total intrinsic value of stock options and SARs exercised in the six months ended July 31, 2013 was $452,000.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended July 31, 2013, the Company withheld 8,000 shares for payment of these taxes at a value of $97,000. During the six months ended July 31, 2013, the Company withheld 12,000 shares for payment of these taxes at a value of $151,000.

At July 31, 2013, there was approximately $6.2 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the six months ended July 31, 2013:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock at January 31, 2013	385	$10.49
Granted	226	11.15
Vested (1)	(130)	10.23
Forfeited	(10)	10.87
Restricted stock at July 31, 2013	471	$10.88
____________________________________

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2013, the Company withheld 30,000 shares for payment of these taxes at a value of $359,000. During the six months ended July 31, 2013, the Company withheld 36,000 shares for payment of these taxes at a value of $438,000.

Total unrecognized compensation cost related to RSUs was approximately $4.1 million as of July 31, 2013. This cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

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

License revenue is assigned to the geographic regions based on delivery of the licenses to each region and sales effort. Maintenance and subscription revenues are allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenue:
North America (1)	$27,538	$26,211	$54,104	$54,729
EMEA	21,830	18,809	41,637	37,358
Asia Pacific	11,489	11,851	23,143	23,610
Latin America	4,337	4,098	8,237	8,980
	$65,194	$60,969	$127,121	$124,677

___________________________________

(1)
Sales into Canada accounted for 2% and 3% of North America total revenue in the three and six months ended July 31, 2013, respectively and for 3% of North America total revenue for both the three and six months ended July 31, 2012.

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

Index
We offer two options for deploying our ERP products: On Premise and On Demand. With the On Premise model, QAD sells a perpetual license for the software and our customers deploy the software on their own computer servers. Under the perpetual licensing model, customers may separately purchase contracts for maintenance and additional services. With the On Demand model, customers subscribe to a service, and QAD provides access to the software as well as ongoing support services and management of the environment. The majority of QAD customers use the On Premise model, although the On Demand model is increasing in acceptance. As a result, we are focusing on expanding the use of the On Demand model. We also make it possible for customers to operate in a blended environment where some users can be deployed via On Premise and some users deployed via On Demand while offering the same end-user experience.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first six months of fiscal 2014, approximately 43% of our total revenue was generated in North America, 33% in EMEA, 18% in Asia Pacific and 6% in Latin America. Over 80% of our revenue is generated from large, global customers who have operations in multiple countries. License revenue is assigned to the geographic regions based on delivery of the licenses to each region and sales effort. Maintenance and subscription revenues are allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At July 31, 2013, we employed approximately 1,580 employees worldwide, of which 590 employees were based in North America, 460 employees in Asia Pacific, 460 employees in EMEA and 70 employees in Latin America.

SUMMARY OF FIRST SIX MONTHS OF FISCAL 2014

Total revenue for the first six months of fiscal 2014 was $127.1 million, representing a $2.4 million, or 2%, increase from the first six months of fiscal 2013. The increase in total revenue was primarily driven by higher revenue from our fiscal 2013 acquisitions of DynaSys and CEBOS and higher subscription revenue resulting from On Demand sales. Excluding the revenue contribution of our acquisitions, total revenue for the first six months of fiscal 2014 would have been relatively unchanged compared to the same period last year. Net income was approximately breakeven for the first six months of fiscal 2014 compared to net income of $2.8 million for the first six months of fiscal 2013. Our results for the first six months of fiscal 2014 in comparison to the same period of last year were negatively impacted by several factors, including a combined net loss from DynaSys and CEBOS of $2.3 million and a reduction in our joint development reimbursements of $1.1 million. The net loss of DynaSys and CEBOS can be attributed to the effects of purchase accounting, prior business practices that have an effect on revenue recognition, and integration activities.  We expect these acquisitions will achieve profitability in the future.

License revenue. License revenue is primarily derived from software license fees that customers pay for our base product, QAD Enterprise Applications, and any add-on modules they purchase. License revenue totaled $14.8 million, or 12% of total revenue for the first six months of fiscal 2014 with gross margins of 86%. License revenue growth is influenced by the strength of the manufacturing industry and general economic conditions as well as the competitive position of our software products. Long sales cycles and the unpredictability in determining when license deals will close can have a material impact on our license revenues, net income and earnings per share.

Index
Revenue recognition deferrals can have a significant impact on quarterly earnings. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy VSOE requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue upon delivery. Our executives emphasize structuring commercially sound business deals that facilitate long-term, mutually beneficial relationships with our customers and, as a result, the timing of revenues recognition may be impacted.

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

Maintenance revenue. We offer support services 24 hours a day, seven days a week. In addition, we provide software upgrades which include additional or improved functionality when and if available. Our maintenance and other revenue totaled $69.5 million in the first six months of fiscal 2014, representing 55% of total revenue. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts, including the timing of securing the renewal; (3) increase in customers through acquisitions; (4) increase in prices; (5) fluctuations in currency rates; and (6) adjustments to revenue as a result of revenue recognition rules. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual renewal rate of customers who subscribe to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months. We expect maintenance revenue to remain a significant source of our total revenue as a result of continuing sales of software solutions, high customer retention rates and the importance of our solutions to our customers’ operations.  However, revenue from maintenance and support services may be adversely impacted in future periods as we increase our sales of On Demand subscriptions because the associated maintenance and support for those services are included in subscription revenue.

Subscription revenue. The majority of our software continues to be sold via the On Premise model, which generates license revenue. Our products sold on a subscription basis include QAD Enterprise Applications On Demand (“On Demand”), QAD Supply Chain Portal and QAD Transportation Management System Content. Our subscription revenue, which is primarily generated by our On Demand product, totaled $8.5 million, or 6% of total revenue, for the first six months of fiscal 2014. Our On Demand customers include a mix of existing customers who have converted from our On Premise model and new user implementations of our On Demand product. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months. Growing our On Demand product and offering our products as software as a service continues to be a key strategic initiative for us.

Professional services revenue. Our professional services business includes consulting and training services related to our solutions. In the first six months of fiscal 2014 our professional services revenue totaled $34.3 million, or 27% of total revenue. Our professional services organization provides our customers with expertise and assistance in planning and implementing our software solutions. Consultants typically assist customers with the initial implementation of a system, the conversion and transfer of the customer’s historical data into our software, ongoing training and education, and system upgrades. Our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues.

Index
Although our professional services are optional, many of our customers use these services for some of their planning, implementation, or related needs. Professional services are typically rendered under time and materials-based contracts with services typically billed on an hourly basis. Professional services are sometimes rendered under fixed-fee contracts with payments due on specific dates or milestones. When we enter into multiple element arrangements where we do not have VSOE for one or more of our undelivered elements, we recognize the entire arrangement ratably over the longer of the maintenance term or implementation period. Services costs related to these engagements are expensed as incurred. As a result, our professional services margins tend to fluctuate.

Our professional services revenue typically trails our license revenue by several quarters as implementation services revenue is recognized when services are performed while license revenue is recognized upon product delivery. Services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. We use our partners and subcontractors to supplement our internal professional services resources. This allows us to quickly respond to demand fluctuations while somewhat mitigating low utilization in slow times. We believe working with our partners also helps us extend our global reach by keeping a higher number of partners engaged and knowledgeable about our product. Our professional services business has competitive exposure to offshore providers, which could potentially create the risk of pricing pressure, fewer customer orders and reduced gross margins.

Cash flow and financial condition. During the first six months of fiscal 2014, we generated cash flow from operating activities of $13.0 million. Our cash and equivalents at July 31, 2013 totaled $69.4 million and the only debt on our balance sheet was $15.7 million related to the mortgage on our Santa Barbara headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive earnings growth, acquisitions, dividend payments and repurchases of common stock.

In fiscal 2014, we anticipate that our priorities for use of cash will be developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. We will also continue to assess alternative uses of cash, such as share repurchases and dividend payments. We do not anticipate a need for additional borrowing in fiscal 2014.

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

Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2012
(in thousands)
Revenue
License fees	$8,604	$1,698	25%	$6,906	$14,822	$51	0%	$14,771
Percentage of total revenue	13%			11%	12%			12%
Maintenance and other	34,254	368	1%	33,886	69,455	1,049	2%	68,406
Percentage of total revenue	53%			56%	55%			55%
Subscription fees	4,455	710	19%	3,745	8,497	1,529	22%	6,968
Percentage of total revenue	7%			6%	6%			5%
Professional services	17,881	1,449	9%	16,432	34,347	(185)	-1%	34,532
Percentage of total revenue	27%			27%	27%			28%
Total revenue	$65,194	$4,225	7%	$60,969	$127,121	$2,444	2%	$124,677

Index
Total Revenue.  Total revenue was $65.2 million and $61.0 million for the second quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total revenue for the second quarter of fiscal 2014 would have been approximately $65.3 million, representing a $4.3 million, or 7%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases in all revenue categories.  Our fiscal 2013 acquisitions contributed $2.2 million and $1.1 million to total revenue during the second quarter of fiscal 2014 and 2013, respectively. Revenue outside the North America region as a percentage of total revenue was 58% and 57% for the second quarter of fiscal 2014 and fiscal 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, total revenue increased in all regions during the second quarter of fiscal 2014 when compared to the same quarter of last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the second quarter of fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for the second quarter of fiscal 2013 was approximately 26% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 17% in life sciences.

Total revenue was $127.1 million and $124.7 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total revenue for the first six months of fiscal 2014 would have been approximately $127.8 million, representing a $3.1 million, or 2%, increase from the same period last year. When comparing categories within total revenue at constant rates, our results for the first six months of fiscal 2014 included increases in our license, maintenance and other and subscription revenue categories and a decrease in our professional services revenue category.  Our fiscal 2013 acquisitions contributed $4.3 million and $1.1 million to total revenue during the first six months of fiscal 2014 and 2013, respectively. Revenue outside the North America region as a percentage of total revenue was 57% for the first six months of fiscal 2014, as compared to 56% in the same period of the prior fiscal year.  Excluding revenue related to our fiscal 2013 acquisitions, total revenue increased in our EMEA and Asia Pacific regions and decreased in our North America and Latin America regions during the first six months of fiscal 2014 when compared to the same six months last year.   Revenue by industry for the first six months of fiscal 2014 and 2013 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences.

License Revenue.  License revenue was $8.6 million and $6.9 million for the second quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, license revenue for the current quarter would have been approximately $8.7 million, representing a $1.8 million, or 26%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $0.4 million and $0.5 million to license revenue in the second quarter of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, license revenue increased in our North America and EMEA regions and remained relatively flat in our Latin America and Asia Pacific regions during the second quarter of fiscal 2014 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2014, six customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.  In comparison, during the second quarter of fiscal 2013, two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

License revenue was consistent at $14.8 million for the first six months of fiscal 2014 and 2013. Holding foreign currency exchange rates constant to fiscal 2013, license revenue for the first six months of fiscal 2014 would have been approximately $14.9 million, representing a $0.1 million, or 1%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $0.8 million and $0.5 million to license revenue for the first six months of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, license revenue decreased in our North America and Latin America regions partially offset by increases in our EMEA and Asia Pacific regions during the first six months of fiscal 2014 when compared to the same period last year. During the first six months of fiscal 2014, eight customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first six months of fiscal 2013 when five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Our license revenue was negatively affected by revenue recognition deferrals. Seven license deals over $0.1 million were deferred totaling $2.6 million in the first six months of fiscal 2014. In the first six months of fiscal 2013, two license deals over $0.1 million were deferred totaling $0.3 million.

Index
Maintenance and Other Revenue.  Maintenance and other revenue was $34.3 million and $33.9 million for the second quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, the first quarter of fiscal 2014 maintenance and other revenue would have been approximately $34.4 million, representing a $0.5 million, or 1%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $1.1 million and $0.2 million to maintenance and other revenue in the second quarter of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, maintenance and other revenue decreased in our North America and Latin America regions, was relatively flat in our EMEA region, and increased in our Asia Pacific region during the second quarter of fiscal 2014 when compared to the same quarter of last year.

Maintenance and other revenue was $69.5 million and $68.4 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, maintenance and other revenue for the first six months of fiscal 2014 would have been approximately $69.9 million, representing a $1.5 million, or 2%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $2.0 million and $0.2 million to maintenance and other revenue for the first six months of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, maintenance and other revenue decreased in our North America and Latin America regions, was relatively flat in our EMEA region, and increased in our Asia Pacific region during the first six months of fiscal 2014 when compared to the same period last year.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the second quarter and the first six months of both fiscal 2014 and 2013.

Subscription Revenue. Subscription revenue was $4.5 million and $3.7 million for the second quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, subscription revenue for the current quarter would have been unchanged at $4.5 million, representing a $0.8 million, or 22%, increase from the same period last year. Subscription revenue increased in all of our regions during the second quarter of fiscal 2014 when compared to the same quarter last year. The increase in subscription revenue was primarily due to additional revenue related to our On Demand product offering. Currently, a majority of our On Demand sales are in the North America region. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our On Demand product offering.

Subscription revenue was $8.5 million and $7.0 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, subscription revenue for the current period would have been unchanged at $8.5 million, representing a $1.5 million, or 21%, increase from the same period last year.  Subscription revenue increased in all of our regions during the first six months of fiscal 2014 when compared to the same period last year. The increase in subscription revenue was primarily due to additional revenue related to our On Demand product offering.  Currently, a majority of our On Demand sales are in the North America region. We expect the growth of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering.

Professional Services Revenue.  Professional services revenue was $17.9 million and $16.4 million for the second quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, professional services revenue for the second quarter of fiscal 2014 would have been approximately $17.8 million, representing a $1.4 million, or 9%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $0.7 million and $0.4 million to professional services revenue in the second quarter of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, professional services revenue increased in our EMEA, North America and Latin America regions and decreased in our Asia Pacific region during the second quarter of fiscal 2014 compared to the same quarter last year.

Index
Professional services revenue was $34.3 million and $34.5 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, professional services revenue for the first six months of fiscal 2014 would have been approximately $34.5 million, or flat when compared to the same period last year. Our fiscal 2013 acquisitions contributed $1.4 million and $0.4 million to professional services revenue for the first six months of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, professional services revenue decreased in our North America, Latin America and Asia Pacific regions and increased in our EMEA region during the first six months of fiscal 2014 when compared to the same period last year.  Excluding revenue related to our acquisitions, the decrease in professional services revenue relates to first quarter services revenue year over year. During the first quarter of fiscal 2013, we recognized $1.3 million of services revenue related to one customer for which expenses had been recorded in prior periods. Conversely, during the first quarter of fiscal 2014, we deferred services revenue of $600,000 related to two customers for which expenses were recorded in the quarter.

Total Cost of Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2012
(in thousands)
Cost of revenue
Cost of license fees	$1,058	$226	27%	$832	$2,013	$300	18%	$1,713
Cost of maintenance, subscription and other	11,047	706	7%	10,341	22,109	1,768	9%	20,341
Cost of professional services	16,672	826	5%	15,846	33,280	1,696	5%	31,584
Total cost of revenue	$28,777	$1,758	7%	$27,019	$57,402	$3,764	7%	$53,638
Percentage of revenue	44%			44%	45%			43%

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

Total Cost of Revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $28.8 million for the second quarter of fiscal 2014 and $27.0 million for the second quarter of fiscal 2013, and as a percentage of total revenue was 44% for the second quarter of fiscal 2014 and 2013.  Holding foreign currency exchange rates constant to fiscal 2013, total cost of revenue for the first quarter of fiscal 2014 would have been approximately $28.7 million and as a percentage of total revenue would have been unchanged at 44%. The non-currency related increase in cost of revenue of $1.7 million, or 6%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to higher expenses related to our fiscal 2013 acquisitions and higher subscription costs in support of future growth in subscription revenue.

Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $57.4 million for the first six months of fiscal 2014 and $53.6 million for the first six months of fiscal 2013, and as a percentage of total revenue was 45% and 43% for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total cost of revenue for the first six months of fiscal 2014 would have been approximately $57.5 million and as a percentage of total revenue would have been unchanged at 45%. The non-currency related increase in cost of revenue of $3.9 million, or 7%, for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to higher expenses related to our fiscal 2013 acquisitions and higher subscription costs in support of future growth in subscription revenue.

Index
Cost of License Fees.  Cost of license fees was $1.1 million and $0.8 million for the second quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of license fees for the second quarter of fiscal 2014 would have been unchanged at $1.1 million, representing an increase of $0.3 million, or 38%. The non-currency related increase in cost of license fees of $0.3 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was due to higher amortization of capitalized software costs related to our fiscal 2013 acquisitions. Cost of license fees as a percentage of license revenue was consistent at 12% for each of the second quarters of fiscal 2014 and fiscal 2013.

Cost of license fees was $2.0 million and $1.7 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of license fees for the first six months of fiscal 2014 would have been unchanged at $2.0 million, representing an increase of $0.3 million, or 18%. The non-currency related increase in cost of license fees of $0.3 million for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was due to higher amortization of capitalized software costs related to our fiscal 2013 acquisitions.  Cost of license fees as a percentage of license revenue was 14% and 12% for the first six months of fiscal 2014 and fiscal 2013, respectively.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $11.0 million and $10.3 million for the second quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of maintenance, subscription and other in the first quarter of fiscal 2014 would have been approximately $11.1 million, representing an increase of $0.8 million, or 8%. The non-currency related increase in cost of maintenance, subscription and other of $0.8 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to higher subscription costs, which included higher hosting costs of $0.3 million and higher personnel costs of $0.2 million. Higher subscription costs were incurred to support the growth in our subscription business. In addition, cost of maintenance, subscription and other increased due to higher expenses of $0.2 million incurred in the second quarter of fiscal 2014 related to our fiscal 2013 acquisitions. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues was 29% and 27% in the second quarter of fiscal 2014 and fiscal 2013, respectively.

Cost of maintenance, subscription and other was $22.1 million and $20.3 million for the first six months of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of maintenance, subscription and other for the first six months of fiscal 2014 would have been approximately $22.2 million, representing an increase of $1.9 million, or 9%. The non-currency related increase in cost of maintenance, subscription and other of $1.9 million for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to higher subscription costs, which included higher hosting costs of $0.5 million and higher personnel costs of $0.5 million as a result of increased headcount of eight people. The higher subscription costs were incurred to support the growth in our subscription business. In addition, cost of maintenance, subscription and other increased due to higher expenses of $0.4 million incurred in the first six months of fiscal 2014 related to our fiscal 2013 acquisitions. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues was 28% and 27% in the first six months of fiscal 2014 and fiscal 2013, respectively.

Cost of Professional Services.  Cost of professional services was $16.7 million and $15.8 million for the second quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of professional services for the second quarter of fiscal 2014 would have been approximately $16.6 million, representing an increase of $0.8 million, or 5%. The non-currency related increase in cost of professional services of $0.8 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to higher bonuses of $0.4 million and higher expenses of $0.3 million related to our fiscal 2013 acquisitions. Cost of professional services as a percentage of professional services revenues was 93% and 96% for the second quarter of fiscal 2014 and fiscal 2013 respectively.

Cost of professional services was $33.3 million and $31.6 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of professional services for the first six months of fiscal 2014 would have been unchanged at $33.3 million, representing an increase of $1.7 million, or 5%. The non-currency related increase in cost of professional services of $1.7 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was due to higher bonuses of $0.6 million and higher expenses of $1.1 million related to our fiscal 2013 acquisitions. Cost of professional services as a percentage of professional services revenues was 97% and 91% for the first six months of fiscal 2014 and fiscal 2013 respectively.

Index
Sales and Marketing

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2013	$ %		July 31, 2012	July 31, 2013	$ %		July 31, 2012
(in thousands)
Sales and marketing	$15,850	$1,103	7%	$14,747	$31,906	$1,663	5%	$30,243
Percentage of revenue	25%			24%	25%			25%

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

Sales and marketing expense was $15.9 million and $14.7 million for the second quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, sales and marketing expense for the second quarter of fiscal 2014 would have been approximately $15.8 million, representing an increase of $1.1 million, or 7%. The non-currency related increase in sales and marketing expense of $1.1 million for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to higher commissions and bonuses of $0.8 million, which were mainly driven by higher revenue including orders partially recognized in the quarter and new On Demand subscriptions; and higher severance of $0.2 million partially offset by lower travel of $0.4 million. Sales and marketing expense for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was also impacted by higher expenses of $0.4 million related to our fiscal 2013 acquisitions.

Sales and marketing expense was $31.9 million and $30.2 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, sales and marketing expense for the first six months of fiscal 2014 would have been approximately $32.0 million, representing an increase of $1.8 million, or 6%. The non-currency related increase in sales and marketing expense of $1.8 million for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to higher commissions and bonuses of $1.0 million, which were mainly driven by higher revenue including orders partially recognized in the first six months of fiscal 2014 and new On Demand subscriptions; and higher severance of $0.3 million partially offset by lower travel of $0.6 million. Sales and marketing expense for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was also impacted by higher expenses of $1.3 million related to our fiscal 2013 acquisitions.

Research and Development

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2013	$ %		July 31, 2012	July 31, 2013	$ %		July 31, 2012
(in thousands)
Research and development	$10,469	$1,259	14%	$9,210	$21,314	$2,570	14%	$18,744
Percentage of revenue	16%			15%	17%			15%

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

Index
Research and development expense was $10.5 million and $9.2 million for the second quarter of fiscal 2014 and fiscal 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, research and development expense for the second quarter of fiscal 2014 would have been approximately $10.4 million, representing an increase of $1.2 million, or 13%. The non-currency related increase in research and development expense of $1.2 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was primarily due to a reduction of our joint development reimbursements of $0.4 million and higher personnel costs of $0.2 million. Research and development expense for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was also impacted by higher expenses of $0.5 million associated with our fiscal 2013 acquisitions.

Research and development expense was $21.3 million and $18.7 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, research and development expense for the first six months of fiscal 2014 would have been unchanged at $21.3 million, representing an increase of $2.6 million, or 14%. The non-currency related increase in research and development expense of $2.6 million for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily due to a reduction of our joint development reimbursements of $1.1 million and higher personnel costs of $0.3 million. Research and development expense for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was also impacted by higher expenses of $1.1 million associated with our fiscal 2013 acquisitions.

As part of our vertical focus we regularly seek to engage in joint development arrangements with our customers in order to enhance specific functionality and industry experience, although the number and size of joint development arrangements may fluctuate.

General and Administrative

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2013	$ %		July 31, 2012	July 31, 2013	$ %		July 31, 2012
(in thousands)
General and administrative	$8,431	$53	1%	$8,378	$16,337	$(106)	-1%	$16,483
Percentage of revenue	13%			14%	13%			13%

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

General and administrative expense was $8.4 million for the second quarter of fiscal 2014 and fiscal 2013. Holding foreign currency exchange rates constant to fiscal 2013, general and administrative expense for the second quarter of fiscal 2014 would have been unchanged at $8.4 million. General and administrative expense in the second quarter of fiscal 2014 was reduced by $0.3 million of capitalized costs related to an internal systems upgrade.  The reduction in general and administrative expense was offset by higher expenses of $0.4 million associated with our fiscal 2013 acquisitions which included termination costs of $0.3 million.

General and administrative expense was $16.4 million and $16.5 million for the first six months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, general and administrative expense for the first six months of fiscal 2014 would have been unchanged at $16.4 million, representing a decrease of $0.1 million, or 1%. General and administrative expense in the first six months of fiscal 2014 was reduced by $0.6 million of capitalized costs related to an internal systems upgrade and lower professional fees of $0.4 million partially offset by higher bonuses of $0.2 million and higher personnel costs of $0.2 million. General and administrative expense for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was also impacted by higher expenses of $0.6 million associated with our fiscal 2013 acquisitions which included termination costs of $0.3 million.

Index
Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions totaled $177,000 and $57,000 for the second quarter of fiscal 2014 and 2013, respectively. Amortization of intangibles from acquisitions totaled $353,000 and $57,000 for the first six months of fiscal 2014 and 2013, respectively. Amortization expense in fiscal 2014 and 2013 was due to the intangible assets acquired in our fiscal 2013 acquisitions.

Other (Income) Expense
		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2013	$	%	July 31, 2012	July 31, 2013	$	%	July 31, 2012
(in thousands)
Other (income) expense
Interest income	$(73)	$91	55%	$(164)	$(170)	$157	48%	$(327)
Interest expense	209	(121)	-37%	330	412	(204)	-33%	616
Other (income) expense, net	(809)	(901)	-979%	92	(1,082)	(1,620)	-301%	538
Total other (income) expense	$(673)	$(931)	-361%	$ $ 258	$(840)	$(1,667)	-202%	$827
Percentage of revenue	-1%			1%	-1%			1%

Total other (income) expense was $(0.7) million and $0.3 million for the second quarters of fiscal 2014 and fiscal 2013, respectively. The favorable change is primarily related to the impact of the change in the fair value of the interest rate swap of $(1.9) million partially offset by higher foreign exchange losses of $0.7 million and a government subsidy paid to one of our subsidiaries of $0.2 million in the second quarter of fiscal 2013.

Total other (income) expense was $(0.8) million and $0.8 million for the first six months of fiscal 2014 and 2013, respectively. The favorable change is primarily related to the impact of the change in the fair value of the interest rate swap of $(1.6) million and higher foreign exchange gains of $(0.2) million partially offset by a government subsidy paid to one of our subsidiaries of $0.2 million in fiscal 2013.

Interest rate swap valuations and foreign exchange gains and losses are subject to changes which are inherently unpredictable.

Income Tax Expense

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2013	$ %		July 31, 2012	July 31, 2013	$ %		July 31, 2012
(in thousands)
Income tax expense	$909	$568	167%	$341	$618	$(1,264)	-67%	$1,882
Percentage of revenue	1%			1%	0%			2%
Effective tax rate	42%			26%	101%			40%

We recorded income tax expense of $0.9 million and $0.3 million in the second quarter of fiscal 2014 and 2013, respectively. The effective tax rate increased to 42% during the second quarter of fiscal 2014 compared to 26% for the same period in the prior year. The increase in overall tax rate for the second quarter of fiscal 2014 is primarily due to a significant equity compensation shortfall. A shortfall is a result of stock-based compensation expense recorded in the financial statements being greater than the tax deduction generated by the exercise of SARs and the vesting of RSUs.

We recorded income tax expense of $0.6 million and $1.9 million in the first six months of fiscal 2014 and 2013, respectively. Our effective tax rate increased to 101% from 40% for the same period in the prior year, due to a significant decline in income during the first six months of fiscal 2014 and due to the impact of the equity compensation shortfall discussed above.

Index
We continue to benefit from operating in foreign locations, such as Ireland, due to the lower statutory income tax rate relative to the U.S. federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

In August 2013, we received new information from the Franchise Tax Board related to the audit of our fiscal year 2004 and fiscal year 2005 California research and development tax credit. Pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 “Income Taxes”, paragraph ASC 740-10-25-8, only information that is available at the reporting date is considered in the recognition and measurement analysis for purposes of uncertain tax positions. A change in available facts subsequent to an enterprise’s reporting date, but before issuance of the financial statements, should be recognized in the period in which the change in facts occurs, even if that new information provides a better estimate of the ultimate outcome of an uncertainty. As a result, we may record a non-cash charge to income tax expense of up to $2.6 million in the third quarter of fiscal 2014.

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

At July 31, 2013, our principal sources of liquidity were cash and equivalents totaling $69.4 million and net accounts receivable of $42.7 million. At July 31, 2013, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2013. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2014.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of July 31, 2013, the portion of our cash and equivalents held by or invested through Bank of America was approximately 90%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $60.6 million and $53.3 million as of July 31, 2013 and January 31, 2013, respectively. If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds. Our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S. and it is not practicable to make a worldwide estimate of the amount of tax which may be payable upon distribution.

The following table summarizes our cash flows for the six months ended July 31, 2013 and 2012, respectively.

(in thousands)	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012
Net cash provided by operating activities	$13,049	$11,373
Net cash used in investing activities	(3,117)	(6,939)
Net cash used in financing activities	(4,500)	(6,514)
Effect of foreign exchange rates on cash and equivalents	(1,046)	(1,004)
Net increase(decrease) in cash and equivalents	$4,386	$(3,084)

Index
Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our largest source of operating cash flow. Net cash flows provided by operating activities was $13.0 million for the first six months of fiscal 2014 compared to $11.4 million for the first six months of fiscal 2013. The $1.6 million increase in net cash flows provided by operating activities was primarily attributable to the positive cash flow effect of changes in deferred revenue of $3.1 million and accounts payable and other liabilities of $1.6 million.  These positive cash flow effects were partially offset by a decrease in net income of $2.8 million and a decrease in noncash charges (including depreciation and amortization, stock-based compensation, change in fair value of interest rate swap and provisions for doubtful accounts/sales adjustments) of $0.6 million.

Capital expenditures were $3.0 million for the first six months of fiscal 2014, primarily relating to purchases of furniture and office equipment due to office moves and costs incurred and capitalized related to our internal ERP system upgrade. This compared to $2.0 million for the first six months of fiscal 2013. We expect capital expenditures will increase by approximately $1 million to $2 million in fiscal 2014 when compared to fiscal 2013. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first six months of fiscal 2014 we made dividend payments consisting of $3.1 million in cash and 10,000 shares of Class A common stock with a fair value of $0.1 million. In the first six months of fiscal 2013 we made dividend payments consisting of $1.8 million in cash and 27,000 shares of Class A common stock with a fair value of $0.3 million. In the second quarter of fiscal 2014 we began paying dividends in cash only. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase plan. A total of one million shares were authorized for repurchase under the plan. During the first six months of fiscal 2014 we repurchased 45,000 shares and 8,000 shares of Class A and Class B common stock, respectively. The average share price was $13.34 and $12.02 for Class A and Class B stock, respectively, for total cash consideration of $0.7 million including fees.  Since the inception of the plan we repurchased 897,000 and 103,000 shares of Class A and Class B common stock, respectively, for total cash consideration of $12.5 million including fees. As of March 2013, all shares authorized under the plan had been repurchased and the plan was closed. The Board of Directors continues to evaluate our position relating to future potential repurchases on a regular basis.

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

DSO under the countback method was relatively consistent at 53 days and 52 days at July 31, 2013 and 2012, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 59 days and 54 days at July 31, 2013 and 2012, respectively. We believe our reserve methodology is adequate, our reserves are properly stated as of July 31, 2013, and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2013 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2013.  During the quarter ended July 31, 2013 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Index
Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides for a $20 million line of credit for working capital or other business needs and matures on July 15, 2014. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one month LIBOR plus 0.75%.

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At July 31, 2013, the effective borrowing rate would have been 0.94%.

As of July 31, 2013, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, our wholly-owned subsidiary QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.19% at July 31, 2013. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2013 was $15.7 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real, British pound and Mexican peso. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of July 31, 2013.

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

For the six months ended July 31, 2013 and 2012, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for the six months ended July 31, 2013 and 2012. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately $0.5 million and our expenses would be adversely affected by approximately $6.1 million, or 5%, partially offset by a positive effect on our revenue of approximately $5.6 million, or 4%.

Index
For the six months ended July 31, 2013 and 2012, foreign currency transaction and remeasurement gains totaled $250,000 and $9,000, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $0.5 million and our income before taxes would be adversely affected by approximately 89%.

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

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of July 31, 2013 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the July 31, 2013 rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: September 6, 2013	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)