Form 10-Q
period 2013-10-31
QAD INC
filed 2013-12-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of November 30, 2013, there were 12,561,190 shares of the Registrant’s Class A common stock outstanding and 3,156,318 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2013	January 31, 2013
Assets
Current assets:
Cash and equivalents	$65,799	$65,009
Accounts receivable, net of allowances of $2,365 and $2,510 at October 31, 2013 and January 31, 2013, respectively	44,522	72,564
Deferred tax assets, net	4,287	4,414
Other current assets	12,914	13,806
Total current assets	127, 522	155,793
Property and equipment, net	33,519	32,526
Capitalized software costs, net	3,475	4,180
Goodwill	11,385	11,412
Deferred tax assets, net	15,855	16,431
Other assets, net	5,042	5,606
Total assets	$196,798	$225,948
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$384	$372
Accounts payable	7,557	12,537
Deferred revenue	78,933	101,193
Other current liabilities	29,414	31,415
Total current liabilities	116,288	145,517
Long-term debt	15,183	15,474
Other liabilities	5,917	6,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,149,715 shares and 14,148,217 shares at October 31, 2013 and January 31, 2013, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,536,985 shares and 3,536,822 shares at October 31, 2013 and January 31, 2013, respectively	4	4
Additional paid-in capital	150,962	149,777
Treasury stock, at cost (1,975,270 shares and 2,097,497 shares at October 31, 2013 and January 31, 2013, respectively)	(28,946)	(31,093)
Accumulated deficit	(54,718)	(52,468)
Accumulated other comprehensive loss	(7,906)	(8,036)
Total stockholders’ equity	59,410	58,198
Total liabilities and stockholders’ equity	$196,798	$225,948

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Revenue:
License fees	$6,761	$6,996	$21,583	$21,767
Maintenance and other	35,629	34,799	105,084	103,205
Subscription fees	5,104	3,815	13,601	10,783
Professional services	18,166	16,099	52,513	50,631
Total revenue	65,660	61,709	192,781	186,386

Costs of revenue:
License fees	1,158	969	3,171	2,682
Maintenance, subscription and other	11,399	10,018	33,508	30,359
Professional services	16,348	15,544	49,628	47,128
Total cost of revenue	28,905	26,531	86,307	80,169

Gross profit	36,755	35,178	106,474	106,217

Operating expenses:
Sales and marketing	15,183	14,747	47,089	44,990
Research and development	9,817	9,697	31,131	28,441
General and administrative	7,776	7,566	24,153	24,049
Amortization of intangibles from acquisitions	178	88	531	145
Total operating expenses	32,954	32,098	102,904	97,625

Operating income	3,801	3,080	3,570	8,592

Other (income) expense:
Interest income	(55)	(139)	(225)	(466)
Interest expense	218	159	630	775
Other (income) expense, net	209	376	(873)	914
Total other (income) expense	372	396	(468)	1,223

Income before income taxes	3,429	2,684	4,038	7,369
Income tax expense	1,380	859	1,998	2,741

Net income	$2,049	$1,825	$2,040	$4,628

Basic net income per share
Class A	$0.14	$0.12	$0.14	$0.30
Class B	$0.11	$0.10	$0.11	$0.25
Diluted net income per share
Class A	$0.13	$0.12	$0.13	$0.29
Class B	$0.11	$0.10	$0.11	$0.25

Comprehensive income:
Foreign currency translation adjustment, net of tax	(261)	556	130	626
Total comprehensive income	$1,788	$2,381	$2,170	$5,254

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2013	2012

Cash flows from operating activities:
Net income	$2,040	$4,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,457	3,639
Provision for doubtful accounts and sales adjustments	717	324
Change in fair value of interest rate swap	(549)	745
Stock compensation expense	3,714	3,606
Excess tax benefits from share-based payment arrangements	(82)	(171)
Other, net	1	2
Changes in assets and liabilities:
Accounts receivable	26,509	24,514
Other assets	2,091	1,212
Accounts payable	(4,840)	(2,552)
Deferred revenue	(21,342)	(22,975)
Other liabilities	(1,141)	(2,249)
Net cash provided by operating activities	11,575	10,723
Cash flows from investing activities:
Purchase of property and equipment	(3,966)	(2,534)
Acquisition of business, net of cash acquired	—	(4,713)
Capitalized software costs	(217)	(374)
Net cash used in investing activities	(4,183)	(7,621)
Cash flows from financing activities:
Repayments of debt	(279)	(214)
Tax payments, net of proceeds, related to stock awards	(894)	(1,114)
Excess tax benefits from share-based payment arrangements	82	171
Repurchase of common stock	(686)	(6,025)
Cash dividends paid	(4,209)	(2,763)
Net cash used in financing activities	(5,986)	(9,945)

Effect of exchange rates on cash and equivalents	(616)	(382)

Net increase (decrease) in cash and equivalents	790	(7,225)

Cash and equivalents at beginning of period	65,009	76,927

Cash and equivalents at end of period	$65,799	$69,702

Supplemental disclosure of non-cash activities:
Future obligations associated with dividend declaration	$—	$1,087
Dividends paid in stock	145	500

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for the year ending January 31, 2014.

2.   COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net income	$2,049	$1,825	$2,040	$4,628
Less: Dividends declared	(1,090)	(1,060)	(3,267)	(3,247)
Undistributed net income (loss)	$959	$765	$(1,227)	$1,381

Net income per share – Class A Common Stock
Dividends declared	$901	$873	$2,700	$2,683
Allocation of undistributed net income (loss)	793	630	(1,012)	1,139
Net income attributable to Class A common stock	$1,694	$1,503	$1,688	$3,822

Weighted average shares of Class A common stock outstanding—basic	12,526	12,561	12,477	12,634
Weighted average potential shares of Class A common stock	464	455	453	473
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	12,990	13,016	12,930	13,107

Basic net income per Class A common share	$0.14	$0.12	$0.14	$0.30
Diluted net income per Class A common share	$0.13	$0.12	$0.13	$0.29

Net income per share – Class B Common Stock
Dividends declared	$189	$187	$567	$564
Allocation of undistributed net income (loss)	166	135	(215)	242
Net income attributable to Class B common stock	$355	$322	$352	$806

Weighted average shares of Class B common stock outstanding—basic	3,149	3,157	3,146	3,163
Weighted average potential shares of Class B common stock	86	103	88	109
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,235	3,260	3,234	3,272

Basic net income per Class B common share	$0.11	$0.10	$0.11	$0.25
Diluted net income per Class B common share	$0.11	$0.10	$0.11	$0.25

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Class A	2,654	2,484	2,530	2,289
Class B	354	384	363	369

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

The following table sets forth the financial assets and liabilities, measured at fair value, as of October 31, 2013 and January 31, 2013:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of October 31, 2013	$49,319	$—	$—
Money market mutual funds as of January 31, 2013	$44,871	$—	$—
Asset related to interest rate swap as of October 31, 2013	$—	$165	$—
Liability related to interest rate swap as of January 31, 2013	$—	$(384)	$—

Index
Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks of $16.5 million and $20.1 million as of October 31, 2013 and January 31, 2013, respectively.

The Company’s line of credit and note payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the nine months ended October 31, 2013.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate its exposure to the variability of one month LIBOR for its floating rate debt described in Note 7 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense, net” in the Condensed Consolidated Statements of Income and Comprehensive Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at October 31, 2013 and January 31, 2013 were as follows (in thousands):

	Asset/(Liability) Derivative
		Fair Value
	Balance Sheet Location	October 31, 2013	January 31, 2013
Derivative instrument:
Interest rate swap	Other assets, net (Other liabilities)	$165	$(384)
Total		$165	$(384)

The favorable change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended October 31, 2013 was $0.5 million.

4.   BUSINESS COMBINATIONS

CEBOS

On December 28, 2012, the Company acquired all of the outstanding stock of CEBOS, Ltd. ("CEBOS"), a provider of quality management and regulatory compliance software solutions, in a nontaxable transaction. CEBOS was founded in 1998 and is headquartered in Michigan, USA. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth. The purchase price consisted of $3.5 million in cash and two future payments of $750,000 each, due April 2014 and April 2015, respectively. Each future payment consists of $250,000 guaranteed and $500,000 contingent upon achievement of certain development and sales-based milestones. The contingent liability was estimated by assessing the probability of achieving each milestone and discounting the amount of each potential payment based on expected timing of the payment. The fair value of the liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. There were no changes to the fair value as of October 31, 2013. The potential undiscounted amount of all future cash payments that the Company could be required to make for contingent consideration is between $0.5 million and $1.5 million as of October 31, 2013.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $0.4 million	$1,423
Goodwill	2,456
Other intangible assets	3,450
Total assets acquired	7,329
Liabilities assumed	(1,233)
Deferred tax liability	(1,209)
Net assets acquired	$4,887

Index
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

Identified intangible assets will be amortized to cost of license fees and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts):

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of income classification
Software technology	2 - 5	$1,750	$320-395	Cost of license fees
Customer relationships	5	1,500	300	Amortization of intangibles from acquisitions
Trade name	5	200	40	Amortization of intangibles from acquisitions
		$3,450

The Company has evaluated and continues to reevaluate pre-acquisition contingencies relating to CEBOS that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. Although the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and are inherently uncertain. The purchase price allocation process requires the Company to use significant estimates and assumptions as of the business combination date, including the estimated fair value of accounts receivable acquired. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation. There were no  changes to the purchase price allocation as of October 31, 2013.

DynaSys

On June 6, 2012, the Company acquired France-based DynaSys S.A. ("DynaSys"), a provider of demand and supply chain planning software solutions, for $7.5 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

Index
5.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2013 and January 31, 2013 were as follows:

	October 31, 2013	January 31, 2013
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,577	$3,741
Capitalized software development costs (1)	1,144	1,253
	4,721	4,994
Less accumulated amortization	(1,246)	(814)
Capitalized software costs, net	$3,475	$4,180

(1)	Capitalized software development costs include the impact of foreign currency translation.

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

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first nine months of fiscal 2014, $0.5 million of costs and accumulated amortization were removed from the balance sheet. Amortization of capitalized software costs was $0.3 million and $0.9 million for the three and nine months ended October 31, 2013, respectively. For the three and nine months ended October 31, 2012, amortization of capitalized software costs was $0.2 million and $0.4 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of October 31, 2013:

Fiscal Years	(in thousands)
2014 remaining	$290
2015	1,077
2016	931
2017	751
2018	426
Total	$3,475

6.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2013, were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2013	$27,020	$(15,608)	$11,412
Impact of foreign currency translation	(27)	—	(27)
Balance at October 31, 2013	$26,993	$(15,608)	$11,385

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2013. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2012. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2013. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2013, that would cause the Company to test goodwill for impairment.

Index
Intangible Assets

	October 31, 2013	January 31, 2013
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$3,069	$3,049
Trade name	515	532
	3,584	3,581
Less: accumulated amortization	(805)	(279)
Net amortizable intangible assets	$2,779	$3,302

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2013, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.2 million and $0.5 million for the three and nine months ended October 31, 2013, respectively. Amortization of intangible assets was $0.1 million for both the three and nine months ended October 31, 2012. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of October 31, 2013:

Fiscal Years	(in thousands)
2014 remaining	$180
2015	720
2016	720
2017	720
2018	439
Total	$2,779

7.   DEBT

	October 31, 2013	January 31, 2013
	(in thousands)
Note payable	$15,567	$15,846
Less current maturities	(384)	(372)
Long-term debt	$15,183	$15,474

Note Payable

Effective May 30, 2012, the Company’s wholly-owned subsidiary QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.17% at October 31, 2013. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2013 was $15.6 million.

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

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At October 31, 2013, the effective borrowing rate would have been 0.92%.

As of October 31, 2013, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustments		Total
	( in thousands)
Balance as of January 31, 2013	$	(8,036)	$(8,036)
Other comprehensive income before reclassifications		130	130
Amounts reclassified from accumulated other comprehensive loss		—	—
Net current period other comprehensive income		130	130
Balance as of October 31, 2013		$(7,906)	$(7,906)

9.  INCOME TAXES

The Company recorded income tax expense of $1.4 million and $0.9 million in the third quarter of fiscal 2014 and 2013, respectively. The effective tax rate increased to 40% during the third quarter of fiscal 2014 compared to 32% for the same period in the prior year. The increase in overall tax rate for the third quarter of fiscal 2014 is primarily due to a significant equity compensation shortfall. A shortfall is a result of stock-based compensation expense recorded in the financial statements being greater than the tax deduction generated by the exercise of SARs and the vesting of RSUs.

The Company recorded income tax expense of $2.0 million and $2.7 million in the first nine months of fiscal 2014 and 2013, respectively. The effective tax rate increased to 49% from 37% for the same period in the prior year, due to the decline in income during fiscal 2014 and a large equity compensation shortfall.

The total amount of unrecognized tax benefits was $2.6 million at October 31, 2013. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits, an estimated $1.2 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2013, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company continues to benefit from operating in foreign locations, such as Ireland, due to the lower statutory income tax rate relative to the U.S. federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

Index
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in India for fiscal years ended March 31, 1998, 1999,  2008, 2009, 2010, 2011 and 2012, in South Africa for fiscal years ended 2008 and 2010, in Thailand for the fiscal year ended 2012 and in California for fiscal years ended 2004 and 2005. In August 2013, the Company received a Determination Letter from the Franchise Tax Board related to the audit of its fiscal year 2004 California research and development tax credit. The Company disagreed with the findings and sent a response to the Franchise Tax Board on October 15, 2013. The Company is currently waiting for a response from the Franchise Tax Board.

10.  STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends declared and/or paid by the Company during fiscal 2014:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Shares Issued
9/10/2013	9/24/2013	10/01/2013	$0.072	$0.06	$1,090,000	—	—
6/11/2013	6/25/2013	7/2/2013	$0.072	$0.06	$1,089,000	—	—
4/24/2013	5/8/2013	5/15/2013	$0.072	$0.06	$1,083,000	—	—
12/11/2012	12/26/2012	2/8/2013	$0.072	$0.06	$947,000	10,000	$145,000

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

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of maintenance, subscription and other revenue	$58	$48	$161	$155
Cost of professional services	124	124	388	375
Sales and marketing	236	209	687	646
Research and development	160	166	512	516
General and administrative	642	592	1,966	1,914
Total stock-based compensation expense	$1,220	$1,139	$3,714	$3,606

Index
Option/SAR Information

The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2013 and 2012 are shown in the following table:

	Nine Months Ended October 31,
	2013	2012
Expected life in years (1)	4.57	4.61
Risk free interest rate (2)	1.00%	0.69%
Volatility (3)	53%	61%
Dividend rate (4)	2.42%	2.25%

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ended October 31, 2013.

The following table summarizes the activity for outstanding stock options and SARs for the nine months ended October 31, 2013:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2013	2,920	$11.11
Granted	598	11.72
Exercised	(224)	8.52
Expired	(229)	15.17
Forfeited	(39)	10.63
Outstanding at October 31, 2013	3,026	$11.12	5.1	$11,017
Vested and expected to vest at October 31, 2013 (1)	2,986	$11.11	5.1	$10,893
Vested and exercisable at October 31, 2013	1,565	$10.76	3.6	$6,272

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2013, and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on October 31, 2013. The total intrinsic value of stock options and SARs exercised in the nine months ended October 31, 2013 was $931,000.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended October 31, 2013, the Company withheld 13,000 shares for payment of these taxes at a value of $167,000. During the nine months ended October 31, 2013, the Company withheld 25,000 shares for payment of these taxes at a value of $318,000.

At October 31, 2013, there was approximately $5.5 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

Index
The following table summarizes the activity for RSUs for the nine months ended October 31, 2013:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock at January 31, 2013	385	$10.49
Granted	230	11.19
Vested (1)	(164)	10.05
Forfeited	(17)	11.00
Restricted stock at October 31, 2013	434	$11.02

(1)	The number of RSUs vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the vested shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2013, the Company withheld 10,000 shares for payment of these taxes at a value of $138,000. During the nine months ended October 31, 2013, the Company withheld 46,000 shares for payment of these taxes at a value of $576,000.

Total unrecognized compensation cost related to RSUs was approximately $3.9 million as of October 31, 2013. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

Index
	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenue:
North America (1)	$28,571	$26,305	$82,675	$81,034
EMEA	21,707	18,674	63,344	56,032
Asia Pacific	11,236	11,933	34,379	35,543
Latin America	4,146	4,797	12,383	13,777
	$65,660	$61,709	$192,781	$186,386

(1)
Sales into Canada accounted for 2% of North America total revenue for both the three and nine months ended October 31, 2013, respectively and for 3% of North America total revenue for both the three and nine months ended October 31, 2012.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first nine months of fiscal 2014, approximately 43% of our total revenue was generated in North America, 33% in EMEA, 18% in Asia Pacific and 6% in Latin America. Over 80% of our revenue is generated from large, global customers who have operations in multiple countries. License revenue is assigned to the geographic regions based on delivery of the licenses to each region and sales effort. Maintenance and subscription revenues are allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At October 31, 2013, we employed approximately 1,560 employees worldwide, of which 590 employees were based in North America, 450 employees in Asia Pacific, 450 employees in EMEA and 70 employees in Latin America.

SUMMARY OF FIRST NINE MONTHS OF FISCAL 2014

Total revenue for the first nine months of fiscal 2014 was $192.8 million, representing a $6.4 million, or 3%, increase from the first nine months of fiscal 2013. The increase in total revenue was primarily driven by higher revenue from our fiscal 2013 acquisitions of DynaSys and CEBOS and higher subscription revenue resulting from On Demand sales. Net income for the first nine months of fiscal 2014 was $2.0 million, representing a $2.6 million decrease from the first nine months of fiscal 2013. Our results for the first nine months of fiscal 2014 in comparison to the same period of last year were negatively impacted by a reduction in our joint development reimbursements of $1.4 million in addition to higher expenses related to our fiscal 2013 acquisitions of DynaSys and CEBOS.

License revenue. License revenue is primarily derived from software license fees that customers pay for our base product, QAD Enterprise Applications, and any add-on modules they purchase. License revenue totaled $21.6 million, or 11% of total revenue for the first nine months of fiscal 2014 with gross margins of 85%. License revenue growth is influenced by the strength of the manufacturing industry and general economic conditions as well as the competitive position of our software products. Long sales cycles and the unpredictability in determining when license deals will close can have a material impact on our license revenues, net income and earnings per share.

Index
Revenue recognition deferrals can have a significant impact on quarterly earnings. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy VSOE requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue upon delivery. License revenue is also deferred in instances where management concludes it is probable QAD will perform services in the future but at the time of the license sale the services agreement is not signed.

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

Maintenance revenue. We offer support services 24 hours a day, seven days a week. In addition, we provide software upgrades which include additional or improved functionality when and if available. Our maintenance and other revenue totaled $105.1 million in the first nine months of fiscal 2014, representing 55% of total revenue. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts, including the timing of securing the renewal; (3) increase in customers through acquisitions; (4) increase in prices; (5) fluctuations in currency rates; and (6) adjustments to revenue as a result of revenue recognition rules. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual renewal rate of customers who subscribe to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months. We expect maintenance revenue to remain a significant source of our total revenue as a result of continuing sales of software solutions, high customer retention rates and the importance of our solutions to our customers’ operations.  However, revenue from maintenance and support services may be adversely impacted in future periods as we increase our sales of On Demand subscriptions because the associated maintenance and support for those services are included in subscription revenue.

Subscription revenue. Our products sold on a subscription basis include QAD Enterprise Applications On Demand (“On Demand”), QAD Supply Chain Portal and QAD Transportation Management System Content. Our subscription revenue, which is primarily generated by our On Demand product, totaled $13.6 million, or 7% of total revenue, for the first nine months of fiscal 2014. Our On Demand customers include a mix of existing customers who have converted from our On Premise model and new user implementations of our On Demand product. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months. Growing our On Demand product and offering our products as software as a service continues to be a key strategic initiative for us.

Professional services revenue. Our professional services business includes consulting and training services related to our solutions. In the first nine months of fiscal 2014 our professional services revenue totaled $52.5 million, or 27% of total revenue. Our professional services organization provides our customers with expertise and assistance in planning and implementing our software solutions. Consultants typically assist customers with the initial implementation of a system, the conversion and transfer of the customer’s historical data into our software, ongoing training and education, and system upgrades. Our professional services enable customers to implement our software efficiently, support a customer’s success with our solution and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues.

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

Index
Our professional services revenue for new implementations typically trails our license revenue by several quarters as implementation services revenue is recognized when services are performed while license revenue is recognized upon product delivery. Conversely, a portion of our professional services revenue is unrelated to license sales, such as professional services related to upgrades, conversions and other services. Professional services revenue growth is contingent upon license revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. We use our partners and subcontractors to supplement our internal professional services resources. This allows us to quickly respond to demand fluctuations while somewhat mitigating low utilization in slow times. We believe working with our partners also helps us extend our global reach by keeping a higher number of partners engaged and knowledgeable about our product. Our professional services business has competitive exposure to offshore providers, which could potentially create the risk of pricing pressure, fewer customer orders and reduced gross margins.

Cash flow and financial condition. During the first nine months of fiscal 2014, we generated cash flow from operating activities of $11.6 million. Our cash and equivalents at October 31, 2013 totaled $65.8 million and the only debt on our balance sheet was $15.6 million related to the mortgage on our Santa Barbara headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive earnings growth in addition to acquisitions and dividend payments.

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

Revenue

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
(in thousands)
Revenue
License fees	$6,761	$(235)	-3%	$6,996	$21,583	$(184)	-1%	$21,767
Percentage of total revenue	10%			11%	11%			12%
Maintenance and other	35,629	830	2%	34,799	105,084	1,879	2%	103,205
Percentage of total revenue	54%			57%	55%			55%
Subscription fees	5,104	1,289	34%	3,815	13,601	2,818	26%	10,783
Percentage of total revenue	8%			6%	7%			6%
Professional services	18,166	2,067	13%	16,099	52,513	1,882	4%	50,631
Percentage of total revenue	28%			26%	27%			27%
Total revenue	$65,660	$3,951	6%	$61,709	$192,781	$6,395	3%	$186,386

Index
Total Revenue.  Total revenue was $65.7 million and $61.7 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total revenue for the third quarter of fiscal 2014 would have been approximately $65.9 million, representing a $4.2 million, or 7%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases in the subscription fees, professional services and maintenance and other revenue categories, and a decrease in the license fees revenue category.  Our fiscal 2013 acquisitions contributed $2.1 million and $1.0 million to total revenue during the third quarter of fiscal 2014 and 2013, respectively. Revenue outside the North America region as a percentage of total revenue was 56% and 57% for the third quarter of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, total revenue increased in our North America,  EMEA and Asia Pacific regions and decreased in our Latin America region during the third quarter of fiscal 2014 when compared to the same quarter of last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the third quarter of fiscal 2014 was approximately 27% in automotive, 23% in consumer products and food and beverage, 35% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for the third quarter of fiscal 2013 was approximately 27% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 17% in life sciences.

Total revenue was $192.8 million and $186.4 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total revenue for the first nine months of fiscal 2014 would have been approximately $193.8 million, representing a $7.4 million, or 4%, increase from the same period last year. When comparing categories within total revenue at constant rates, our results for the first nine months of fiscal 2014 included increases in our maintenance and other, subscription fees and professional services  revenue categories while our license fees revenue category remained flat.  Our fiscal 2013 acquisitions contributed $6.4 million and $2.0 million to total revenue during the first nine months of fiscal 2014 and 2013, respectively. Revenue outside the North America region as a percentage of total revenue was 57% for the first nine months of fiscal 2014, as compared to 56% in the same period of the prior fiscal year.  Excluding revenue related to our fiscal 2013 acquisitions, total revenue increased in our EMEA and Asia Pacific regions, remained relatively flat in our North America region and decreased in our Latin America region during the first nine months of fiscal 2014 when compared to the same period last year.  Revenue by industry for the first nine months of fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for the first nine months of fiscal 2013 was approximately 27% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 16% in life sciences.

License Revenue.  License revenue was $6.8 million and $7.0 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, license revenue for the current quarter would have been unchanged at $6.8 million, representing a $0.2 million, or 3%, decrease from the same period last year. Our fiscal 2013 acquisitions contributed $0.3 million to license revenue in the third quarter of both fiscal 2014 and 2013. Excluding revenue related to our fiscal 2013 acquisitions, license revenue decreased in our Latin America region, remained relatively flat in our EMEA and Asia Pacific regions and increased in our North America region during the third quarter of fiscal 2014 when compared to the same quarter last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2014, six customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.  In comparison, during the third quarter of fiscal 2013, five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Our license revenue was negatively affected by revenue recognition deferrals. Nine license deals over $0.1 million were deferred totaling $3.0 million in the third quarter of fiscal 2014, which was partially offset by $1.8 million of revenue recognized from prior license deferrals. In the third quarter of fiscal 2013, four license deals over $0.1 million were deferred totaling $2.4 million, which was partially offset by $0.5 million of revenue recognized from prior license deferrals.

License revenue was $21.6 million and $21.8 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, license revenue for the first nine months of fiscal 2014 would have been approximately $21.7 million, representing a $0.1 million decrease from the same period last year. Our fiscal 2013 acquisitions contributed $1.1 million and $0.8 million to license revenue for the first nine months of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, license revenue decreased in our North America and Latin America regions partially offset by increases in our EMEA and Asia Pacific regions during the first nine months of fiscal 2014 when compared to the same period last year. During the first nine months of fiscal 2014, fourteen customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first nine months of fiscal 2013 when ten customers placed license orders totaling more than $0.3 million, and no orders exceeded $1.0 million. Our license revenue was negatively affected by revenue recognition deferrals. Sixteen license deals over $0.1 million were deferred totaling $5.7 million in the first nine months of fiscal 2014, which was partially offset by $3.7 million of revenue recognized from prior license deferrals. In the first nine months of fiscal 2013, six license deals over $0.1 million were deferred totaling $2.7 million, which was partially offset by $1.4 million of revenue recognized from prior license deferrals.

Index
Maintenance and Other Revenue.  Maintenance and other revenue was $35.6 million and $34.8 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, maintenance and other revenue for the third quarter of fiscal 2014 would have been approximately $35.9 million, representing a $1.1 million, or 3%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $1.0 million and $0.3 million to maintenance and other revenue in the third quarter of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, maintenance and other revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the third quarter of fiscal 2014 when compared to the same quarter of last year. The increase in maintenance revenue is primarily related to the incremental revenue earned from the acquisitions and revenue recognized from one customer related to support provided in previous periods where the renewal documentation was received in the current quarter.

Maintenance and other revenue was $105.1 million and $103.2 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, maintenance and other revenue for the first nine months of fiscal 2014 would have been approximately $105.8 million, representing a $2.6 million, or 3%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $3.1 million and $0.5 million to maintenance and other revenue for the first nine months of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, maintenance and other revenue increased in our EMEA and Asia Pacific regions and decreased in our North America and Latin America regions during the first nine months of fiscal 2014 when compared to the same period last year.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the third quarter and the first nine months of both fiscal 2014 and 2013.

Subscription Revenue. Subscription revenue was $5.1 million and $3.8 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, subscription revenue for the current quarter would have been unchanged at $5.1 million, representing a $1.3 million, or 34%, increase from the same period last year. Subscription revenue increased in our North America, EMEA and Asia Pacific regions and was flat in our Latin America region during the third quarter of fiscal 2014 when compared to the same quarter of last year. The increase in subscription revenue was primarily due to additional revenue related to our On Demand product offering. Currently, a majority of our On Demand sales are in the North America region. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our On Demand product offering.

Subscription revenue was $13.6 million and $10.8 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, subscription revenue for the current period would have been unchanged at $13.6 million, representing a $2.8 million, or 26%, increase from the same period last year.  Subscription revenue increased in all of our regions during the first nine months of fiscal 2014 when compared to the same period last year. The increase in subscription revenue was primarily due to additional revenue related to our On Demand product offering.  Currently, a majority of our On Demand sales are in the North America region. We expect the growth of subscription revenue in the future to be primarily attributable to growth in our On Demand product offering.

Professional Services Revenue.  Professional services revenue was $18.2 million and $16.1 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, professional services revenue for the third quarter of fiscal 2014 would have been approximately $18.1 million, representing a $2.0 million, or 12%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $0.7 million and $0.3 million to professional services revenue in the third quarter of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, professional services revenue increased in our EMEA, North America and Latin America regions and decreased in our Asia Pacific region during the third quarter of fiscal 2014 compared to the same quarter last year.  The non-acquisition related increase in professional services revenue period over period can be attributed to larger implementation and upgrade projects.

Index
Professional services revenue was $52.5 million and $50.6 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, professional services revenue for the first nine months of fiscal 2014 would have been approximately $52.6 million, representing a $2.0 million, or 4%, increase from the same period last year. Our fiscal 2013 acquisitions contributed $2.1 million and $0.7 million to professional services revenue for the first nine months of fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, professional services revenue increased in our EMEA region, remained relatively flat in our Latin America region and  decreased in our North America and Asia Pacific regions during the first nine months of fiscal 2014 when compared to the same period last year.

Total Cost of Revenue

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
(in thousands)
Cost of revenue
Cost of license fees	$1,158	$189	20%	$969	$3,171	$489	18%	$2,682
Cost of maintenance, subscription and other	11,399	1,381	14%	10,018	33,508	3,149	10%	30,359
Cost of professional services	16,348	804	5%	15,544	49,628	2,500	5%	47,128
Total cost of revenue	$28,905	$2,374	9%	$26,531	$86,307	$6,138	8%	$80,169
Percentage of revenue	44%			43%	45%			43%

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

Total Cost of Revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $28.9 million for the third quarter of fiscal 2014 and $26.5 million for the third quarter of fiscal 2013, and as a percentage of total revenue was 44% and 43% for the third quarter of fiscal 2014 and 2013, respectively.  Holding foreign currency exchange rates constant to fiscal 2013, total cost of revenue for the third quarter of fiscal 2014 would have been approximately $29.0 million and as a percentage of total revenue would have been unchanged at 44%. The non-currency related increase in cost of revenue of $2.5 million, or 9%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to higher expenses related to our fiscal 2013 acquisition of CEBOS and higher subscription costs in support of future growth in subscription revenue.

Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $86.3 million for the first nine months of fiscal 2014 and $80.2 million for the first nine months of fiscal 2013, and as a percentage of total revenue was 45% and 43% for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total cost of revenue for the first nine months of fiscal 2014 would have been approximately $86.5 million and as a percentage of total revenue would have been unchanged at 45%. The non-currency related increase in cost of revenue of $6.3 million, or 8%, for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to higher expenses related to our fiscal 2013 acquisitions and higher subscription costs in support of future growth in subscription revenue.

Index
Cost of License Fees.  Cost of license fees was $1.2 million and $1.0 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of license fees for the third quarter of fiscal 2014 would have been unchanged at $1.2 million, representing an increase of $0.2 million, or 20%. The non-currency related increase in cost of license fees of $0.2 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was due to higher royalties and higher amortization of capitalized software costs related to our fiscal 2013 acquisitions. Cost of license fees as a percentage of license revenue was 17% and 14% for the third quarter of fiscal 2014 and 2013, respectively. Excluding the impact of license orders greater than $0.1 million which were deferred due to revenue recognition rules, cost of license fees as a percentage of license revenue was 13% for the third quarter of fiscal 2014, relatively consistent with the third quarter of fiscal 2013.

Cost of license fees was $3.2 million and $2.7 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of license fees for the first nine months of fiscal 2014 would have been unchanged at $3.2 million, representing an increase of $0.5 million, or 19%. The non-currency related increase in cost of license fees of $0.5 million for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was due to higher amortization of capitalized software costs related to our fiscal 2013 acquisitions.  Cost of license fees as a percentage of license revenue was 15% and 12% for the first nine months of fiscal 2014 and 2013, respectively.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $11.4 million and $10.0 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of maintenance, subscription and other in the third quarter of fiscal 2014 would have been approximately $11.5 million, representing an increase of $1.5 million, or 15%. The non-currency related increase in cost of maintenance, subscription and other of $1.5 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to higher personnel costs of $0.5 million, as a result of increased headcount of 17 people in the subscription and support departments, higher hosting costs of $0.4 million and higher information technology and facilities allocated costs of $0.3 million. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues was 28% and 26% in the third quarter of fiscal 2014 and 2013, respectively.

Cost of maintenance, subscription and other was $33.5 million and $30.4 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of maintenance, subscription and other for the first nine months of fiscal 2014 would have been approximately $33.7 million, representing an increase of $3.3 million, or 11%. The non-currency related increase in cost of maintenance, subscription and other of $3.3 million for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to higher subscription costs, which included higher hosting costs of $0.9 million and higher personnel costs of $0.9 million as a result of increased headcount of 10 people. Higher subscription costs were incurred to support the growth in our subscription business. In addition, cost of maintenance, subscription and other increased due to higher partner fees of $0.3 million, higher information technology and facilities allocated costs of $0.3 million and higher expenses of $0.5 million related to our fiscal 2013 acquisitions. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues was 28% and 27% in the first nine months of fiscal 2014 and 2013, respectively.

Cost of Professional Services.  Cost of professional services was $16.3 million and $15.5 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of professional services for the third quarter of fiscal 2014 would have been unchanged at $16.3 million, representing an increase of $0.8 million, or 5%. The non-currency related increase in cost of professional services of $0.8 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was due to higher subcontractors costs of $0.3 million, higher travel expenses of $0.2 million and higher expenses of $0.2 million associated with our fiscal 2013 acquisition of CEBOS. In addition, we use services employees to help support our On Demand customers and in fiscal 2014 we had lower associated personnel costs of $0.2 million allocated from cost of professional services to cost of maintenance, subscription and other. These increases in cost professional services were partially offset by lower personnel costs of $0.3 million as a result of decreased headcount of 16 people.  Cost of professional services as a percentage of professional services revenues was 90% and 97% for the third quarter of fiscal 2014 and 2013, respectively.

Cost of professional services was $49.6 million and $47.1 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of professional services for the first nine months of fiscal 2014 would have been unchanged at $49.6 million, representing an increase of $2.5 million, or 5%. The non-currency related increase in cost of professional services of $2.5 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was due to higher bonuses of $0.5 million, higher subcontractor costs of $0.5 million and higher expenses of $1.2 million related to our fiscal 2013 acquisitions. Cost of professional services as a percentage of professional services revenues was 95% and 93% for the first nine months of fiscal 2014 and 2013 respectively.

Index
Sales and Marketing

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
(in thousands)
Sales and marketing	$15,183	$436	3%	$14,747	$47,089	$2,099	5%	$44,990
Percentage of revenue	23%			24%	24%			24%

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

Sales and marketing expense was $15.2 million and $14.7 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, sales and marketing expense for the third quarter of fiscal 2014 would have been approximately $15.3 million, representing an increase of $0.6 million, or 4%. The non-currency related increase in sales and marketing expense of $0.6 million for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to higher commissions of $0.4 million, which were mainly driven by higher revenue including orders deferred in the quarter and new On Demand subscriptions. Sales and marketing expense for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was also impacted by higher expenses of $0.3 million related to our fiscal 2013 acquisition of CEBOS.

Sales and marketing expense was $47.1 million and $45.0 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, sales and marketing expense for the first nine months of fiscal 2014 would have been approximately $47.3 million, representing an increase of $2.3 million, or 5%. The non-currency related increase in sales and marketing expense of $2.3 million for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to higher commissions and bonuses of $1.2 million, which were mainly driven by higher revenue including orders deferred in the first nine months of fiscal 2014 and new On Demand subscriptions. Sales and marketing expense for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was also impacted by higher expenses of $1.7 million related to our fiscal 2013 acquisitions.  These higher expenses were offset by a reduction in travel expense of $0.5 million.

Research and Development

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
(in thousands)
Research and development	$9,817	$120	1%	$9,697	$31,131	$2,690	9%	$28,441
Percentage of revenue	15%			16%	16%			15%

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

Index
Research and development expense was $9.8 million and $9.7 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, research and development expense for the third quarter of fiscal 2014 would have been unchanged at $9.8 million, representing an increase of $0.1 million, or 1%. The non-currency related increase in research and development expense of $0.1 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to a reduction of our joint development reimbursements of $0.3 million and higher expenses of $0.4 million associated with our fiscal 2013 acquisition of CEBOS. These higher expenses were offset by a one-time reversal of accrued business and value-added taxes of $0.6 million due to governmental approval of an exemption certificate in one of our tax jurisdictions.

Research and development expense was $31.1 million and $28.4 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, research and development expense for the first nine months of fiscal 2014 would have been approximately $31.2 million, representing an increase of $2.8 million, or 10%. The non-currency related increase in research and development expense of $2.8 million for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to a reduction of our joint development reimbursements of $1.4 million and higher personnel costs of $0.4 million, as a result of increased headcount of 11 people. Research and development expense for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was also impacted by higher expenses of $1.5 million associated with our fiscal 2013 acquisitions. These higher expenses were offset by a one-time reversal of accrued business and value-added taxes of $0.6 million due to governmental approval of an exemption certificate in one of our tax jurisdictions.

As part of our vertical focus we regularly seek to engage in joint development arrangements with our customers in order to enhance specific functionality and industry experience, although the number and size of joint development arrangements may fluctuate.

General and Administrative

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
(in thousands)
General and administrative	$7,776	$210	3%	$7,566	24,153	$104	0%	$24,049
Percentage of revenue	12%			12%	13%			13%

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

General and administrative expense was $7.8 million and $7.6 million for the third quarter of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, general and administrative expense for the third quarter of fiscal 2014 would have been unchanged at $7.8 million, representing an increase of $0.2 million, or 3%. The non-currency related increase in general and administrative expense of $0.2 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to higher professional fees of $0.2 million and higher recruitment fees of $0.1 million partially offset by lower bad debt expense of $0.1 million.

General and administrative expense was $24.2 million and $24.0 million for the first nine months of fiscal 2014 and 2013, respectively. Holding foreign currency exchange rates constant to fiscal 2013, general and administrative expense for the first nine months of fiscal 2014 would have been approximately $24.3 million, representing an increase of $0.3 million, or 1%. The non-currency related increase in general and administrative expense of $0.3 million for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to higher personnel costs of $0.2 million and higher expenses of $0.6 million associated with our fiscal 2013 acquisitions, which included termination costs of $0.2 million.  General and administrative expense in the first nine months of fiscal 2014 benefited from higher capitalized costs related to an internal systems upgrade resulting in lower expenses of $0.3 million in fiscal 2014 compared to the prior year. In addition, for the first nine months of fiscal 2014 professional fees were $0.2 million lower than in the same period in the prior year.

Index
Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions totaled $178,000 and $88,000 for the third quarter of fiscal 2014 and 2013, respectively. Amortization of intangibles from acquisitions totaled $531,000 and $145,000 for the first nine months of fiscal 2014 and 2013, respectively. Amortization expense in both fiscal 2014 and 2013 was related to the intangible assets acquired in our fiscal 2013 acquisitions.

Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
(in thousands)
Other (income) expense
Interest income	$(55)	$84	60%	$(139)	$(225)	$241	52%	$(466)
Interest expense	218	59	37%	159	630	(145)	-19%	775
Other (income) expense, net	209	(167)	-44%	376	(873)	(1,787)	-196%	914
Total other (income) expense	$372	$(24)	-6%	$396	$(468)	$(1,691)	-138%	$1,223
Percentage of revenue	1%			1%	0%			1%

Total other (income) expense was $0.4 million in each of the third quarters of fiscal 2014 and 2013. Total other (income) expense was impacted by reduction in the fair value of the interest rate swap of $0.3 million and lower interest income of $0.1 million partially offset by lower foreign exchange losses of $(0.3) million and a government subsidy paid to one of our subsidiaries of $(0.2) million in the third quarter of fiscal 2014.

Total other (income) expense was $(0.5) million and $1.2 million for the first nine months of fiscal 2014 and 2013, respectively. The favorable change is primarily related to the impact of the change in the fair value of the interest rate swap of $(1.3) million and higher foreign exchange gains of $(0.5) million partially offset by lower interest income of $0.2 million.

Interest rate swap valuations and foreign exchange gains and losses are subject to changes which are inherently unpredictable.

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2013	$	%	October 31, 2012	October 31, 2013	$	%	October 31, 2012
(in thousands)
Income tax expense	$1,380	$521	61%	$859	$1,998	$(743)	-27%	$2,741
Percentage of revenue	2%			1%	1%			2%
Effective tax rate	40%			32%	49%			37%

We recorded income tax expense of $1.4 million and $0.9 million in the third quarter of fiscal 2014 and 2013, respectively. The effective tax rate increased to 40% during the third quarter of fiscal 2014 compared to 32% for the same period in the prior year. The increase in overall tax rate for the third quarter of fiscal 2014 is primarily due to a significant equity compensation shortfall. A shortfall is a result of stock-based compensation expense recorded in the financial statements being greater than the tax deduction generated by the exercise of SARs and the vesting of RSUs.

Index
We recorded income tax expense of $2.0 million and $2.7 million in the first nine months of fiscal 2014 and 2013, respectively. The effective tax rate increased to 49% from 37% for the same period in the prior year, due to the decline in income during fiscal 2014 and a large equity compensation shortfall.

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

At October 31, 2013, our principal sources of liquidity were cash and equivalents totaling $65.8 million and net accounts receivable of $44.5 million. At October 31, 2013, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2013. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2014.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of October 31, 2013, the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $53.1 million and $53.3 million as of October 31, 2013 and January 31, 2013, respectively. If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds. Our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S. and it is not practicable to make a worldwide estimate of the amount of tax which may be payable upon distribution.

The following table summarizes our cash flows for the nine months ended October 31, 2013 and 2012, respectively.

(in thousands)	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012
Net cash provided by operating activities	$11,575	$10,723
Net cash used in investing activities	(4,183)	(7,621)
Net cash used in financing activities	(5,986)	(9,945)
Effect of foreign exchange rates on cash and equivalents	(616)	(382)
Net increase (decrease) in cash and equivalents	$790	$(7,225)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and recognition of our support renewals, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our largest source of operating cash flow. Net cash flows provided by operating activities was $11.6 million for the first nine months of fiscal 2014 compared to $10.7 million for the first nine months of fiscal 2013. The $0.9 million increase in net cash flows provided by operating activities was primarily attributable to the positive cash flow effect of changes in accounts receivable of $2.0 million and deferred revenue of $1.6 million partially offset by a decrease in net income of $2.6 million.

Index
Capital expenditures were $4.0 million for the first nine months of fiscal 2014, primarily relating to purchases of furniture and office equipment due to office moves and costs incurred and capitalized related to our internal ERP system upgrade. This compared to $2.5 million of capital expenditures for the first nine months of fiscal 2013. We expect to spend up to $1.5 million in capital expenditures during the fourth quarter of fiscal 2014. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first nine months of fiscal 2014 we made dividend payments consisting of $4.2 million in cash and 10,000 shares of Class A common stock with a fair value of $0.1 million. In the first nine months of fiscal 2013 we made dividend payments consisting of $2.8 million in cash and issued 40,000 shares of Class A common stock with a fair value of $0.5 million. In the second quarter of fiscal 2014 we began paying dividends in cash only. Prior to the second quarter of fiscal 2014 we allowed shareholders the choice of a stock dividend or cash dividend payment. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase plan. A total of one million shares were authorized for repurchase under the plan. During the first nine months of fiscal 2014 we repurchased 45,000 shares and 8,000 shares of Class A and Class B common stock, respectively. The average share price was $13.34 and $12.02 for Class A and Class B stock, respectively, for total cash consideration of $0.7 million including fees.  Since the inception of the plan we repurchased 897,000 and 103,000 shares of Class A and Class B common stock, respectively, for total cash consideration of $12.5 million including fees. As of March 2013, all shares authorized under the plan had been repurchased and the plan was closed. The Board of Directors continues to evaluate our position relating to future potential repurchases on a regular basis.

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

DSO under the countback method was 57 days and 52 days at October 31, 2013 and 2012, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 61 days and 59 days at October 31, 2013 and 2012, respectively. We believe our reserve methodology is adequate, our reserves are properly stated as of October 31, 2013, and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2013 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2013.  During the nine months ended October 31, 2013 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides for a $20 million line of credit for working capital or other business needs and matures on October 15, 2014. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one month LIBOR plus 0.75%.

Index
The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At October 31, 2013, the effective borrowing rate would have been 0.92%.

As of October 31, 2013, there were no borrowings under the Facility and we were in compliance with all financial covenants. We expect to renew this facility prior to its expiration in July 2014, under similar terms and based on market conditions at the time of renewal. There can be no assurances that renewal will occur on reasonable terms, if at all.

Notes Payable

Effective May 30, 2012, our wholly-owned subsidiary QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.17% at October 31, 2013. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2013 was $15.6 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Australian dollar, Brazilian real, British pound and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of October 31, 2013.

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

For the nine months ended October 31, 2013 and 2012, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for the nine months ended October 31, 2013 and 2012. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately $0.5 million, or 15%. Our expenses would be adversely affected by approximately $9.0 million, or 5%, partially offset by a positive effect on our revenue of approximately $8.5 million, or 4%.

For the nine months ended October 31, 2013 and 2012, foreign currency transaction and remeasurement (gains) losses totaled $(43,000) and $500,000, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $0.7 million and our income before taxes would be adversely affected by approximately 16%.

Index
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

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of October 31, 2013 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the October 31, 2013, rates would cause a $0.3 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.
(Registrant)

Date: December 9, 2013	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)