Form 10-K
period 2014-01-31
QAD INC
filed 2014-04-14
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

As of July 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 12,516,440 shares of the Registrant’s Class A common stock outstanding and 3,146,611 shares of the Registrant’s Class B common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2013) was approximately $69.9 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2014, there were 12,648,059 shares of the Registrant’s Class A common stock outstanding and 3,169,902 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 11, 2014.

QAD INC.
FISCAL YEAR 2014 FORM 10-K ANNUAL REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward-looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” which are incorporated herein by reference, and as may be updated in filings we make from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date of this Annual Report on Form 10-K and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2015.

PART I

ITEM 1.	BUSINESS

ABOUT QAD

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a global provider of enterprise software solutions for manufacturers. We deliver our solutions both in the cloud and on-premise. We provide ongoing support to our customers which ensures they have access to the latest features of our software.  We provide professional services to assist customers in deploying, upgrading and optimizing our software so they can maximize the benefit they receive from our solutions in their operating environment. We provide our solutions to global manufacturing companies in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. Around the world more than 2,000 manufacturing companies use QAD solutions in their businesses. QAD employs approximately 1,570 people worldwide. We were founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

At the core of our solutions is our enterprise resource planning (“ERP”) suite called QAD Enterprise Applications or MFG/PRO. Our ERP suite is also deployed in the cloud as QAD Cloud ERP. QAD Enterprise Applications supports the core business processes of our global manufacturing customers, including key functions in the following areas: financials, customer management, manufacturing, demand and supply chain planning, supply chain execution, service and support, enterprise asset management, enterprise quality management, transportation management, analytics, and interoperability.

Many companies are embracing cloud-based solutions to support their business. This trend continues to gain momentum, and the demand for cloud ERP is growing. With cloud-based systems, customers benefit from the ability to connect to the solution over the Internet or a private network while not having to provide their own hardware or manage the operation of the infrastructure that supports the system. In addition, support services and license updates are included in the monthly subscription fee.

 QAD delivers our core ERP offering and many other solutions in the cloud, charging a subscription fee for access to these software-as-a-service (“SaaS”) solutions.  We refer to these solutions collectively as components of the QAD Enterprise Cloud. Within the QAD Enterprise Cloud we have QAD Cloud Apps, QAD Cloud Services and the QAD Cloud Portal.

When customers select QAD’s on-premise offering, QAD sells a perpetual license for the software, and our customers deploy the software on their own computer servers. In addition, customers may separately purchase contracts for ongoing maintenance and support.

QAD customers are able to combine on-premise and cloud-based solutions in a blended deployment. In this model a customer may have some sites deployed in the cloud and some on-premise, delivering similar functionality and user experiences to all end-users. This blended deployment is a key differentiator for QAD and makes it easier for existing customers to expand their footprint and migrate progressively to the cloud as needed to meet their business needs.

Industries we serve:

Automotive: QAD solutions address the needs of global automotive parts manufacturers. Our solutions support industry practices such as the Materials Management Operational Guidelines/Logistics Evaluation (“MMOG/LE”), used as the framework for supplier certification by many automotive original equipment manufacturers (“OEMs”). We support companies throughout the global automotive markets, including suppliers in the supply chains of most of the leading automotive OEMs worldwide. We deliver unique capabilities to support the collaboration requirements of the automotive OEM suppliers, supporting the strict quality requirements of OEM’s including Advanced Product Quality Process (APQP). QAD solutions are in use at many of the market-leading automotive parts companies throughout the world that manufacture a broad range of components used in interiors, electrical components, electronic systems, bodies and drivetrains.

Consumer Products: Many global manufacturers of consumer products use QAD solutions. Consumer products companies manufacture a broad range of items that are purchased by end consumers through various retail channels. The manufacturing process for those items is varied and depends on the nature of the item; however, the fulfillment and distribution requirements have significant commonality. Consumer goods manufacturers typically sell their products through major retailers such as Internet merchants, supermarkets and big-box stores. Major retailers manage very agile supply chains and are typically very demanding of their suppliers, as they strive to service ever-growing demand from consumers for speed of delivery and variety of products. QAD solutions address the complex replenishment requirements of companies supplying the retail supply chain, including promotional pricing, demand planning, and quality compliance. Our customers manufacture a range of products such as electronics items, appliances, home and garden products, cosmetics and jewelry.

Food and Beverage: QAD solutions address many sectors of the food and beverage industry. Our solutions support regulatory and quality initiatives such as cold chain management for temperature sensitive products such as produce, fresh seafood, and ice cream; and hazard analysis and critical control point analysis which handle the management of biological, chemical, and physical hazards. Our solutions support the product cycle of the food and beverage industry from raw material production, procurement and handling to manufacturing, distribution and consumption of the finished product.  QAD solutions are standards focused to ensure food security and safety throughout the entire supply chain and manufacturing process, from the primary produce end of the value chain all the way to the supermarket shelf. QAD provides solutions for food and beverage companies that manufacture a broad range of products and manage many of the world’s well-known brands. Our customers include global leaders in baking, daily fresh production, beverage and full process production.

High Technology: QAD solutions are used by many high-technology companies that manufacture a diverse range of products including electronic components, smart cards, telecommunications equipment and test and measurement equipment.  High-tech companies often face the challenges of very complex product structures with a need for traceability of parts and processes throughout their entire supply chain, as well as tight control of engineering changes. Many high-tech companies providing complex systems also face the challenge of managing installation and support of equipment after sale in addition to managing field engineering resources. QAD solutions address the requirements of manufacturing items with complex designs and multiple configurations. A high-tech manufacturer can use QAD’s solutions to configure the product based on customers’ input; manufacture and assemble the product to their specification; and schedule, install and support the equipment through its lifecycle thereby controlling all of the technicians in the field.

Industrial Products: QAD solutions address the needs of companies making industrial products for many different markets. Companies in this broad market segment face a variety of challenges and have requirements for support of the full range of manufacturing methodologies, often within the same enterprise. Our solutions support multiple manufacturing methodologies in parallel, including lean manufacturing. The need for traceability of materials from source through to the finished products is often important to our customers, and QAD’s superior capabilities in traceability and serialization support this feature. The capabilities of QAD’s solutions are also used to support our customers’ needs for environmental compliance. Our customers manufacture products as diverse as machine tools, specialist ceramic materials used in aerospace and defense and equipment used in the oil and gas industries. This broad segment accounts for the largest group of our customers.

Life Sciences: QAD solutions support manufacturers in the life sciences sector, focusing on the requirements of both medical device and biotechnology companies. QAD solutions help global life sciences companies manufacture products in accordance with Current Good Manufacturing Practices (“cGMP”) and the many standards required by regulators around the world.  In addition to cGMP, QAD solutions support many business and regulatory processes specific to the life sciences industry, such as serialization in support of requirements for Unique Device Identification and ePedigree. Our customers’ products include such items as defibrillators, ventricular assist systems, artificial joints, surgical instruments and prescription medications.

THE QAD STRATEGY

QAD has a vision for a future in which all of our customers operate as Effective Enterprises. We define an Effective Enterprise as one where every business process is working at peak efficiency and is perfectly aligned to achieve our customers’ strategic goals. In support of our vision, we focus on providing complete solutions and expertise that enable our customers to improve the effectiveness of their business processes in areas such as: financials, customer management, manufacturing, demand and supply chain planning, supply chain execution, service and support, enterprise asset management, enterprise quality management, transportation management, analytics, interoperability and internationalization. In addition, our software is designed to support global requirements, enable our customers to satisfy governmental and industry regulations, incorporate industry best practices and provide real-time visibility and measurement, allowing for continuous business process improvement.

We focus on building solutions in specific industry segments within manufacturing in order to provide our customers the capabilities they need to run their enterprises effectively. We focus on those areas where we see potential for increased growth due to industry or economic trends, such as growth in the life sciences markets, and the increased level of manufacturing in developing economies such as Asia Pacific, Eastern Europe and Latin America.

We have a number of key strategies that support the achievement of the QAD Vision:

Continued Leadership in Cloud ERP. QAD was an early innovator in the cloud ERP movement, launching our offering in 2007. Today many new and existing customers are pursuing a cloud strategy for many or all of their business applications. In fiscal 2014 we saw growth in sales of QAD Cloud ERP and expect this growth to continue. QAD differentiates itself from many players in this market by offering the full strength of our mature ERP offering, QAD Enterprise Applications, with all the benefits of deployment in the cloud.

Focus on Global Manufacturing Companies. QAD’s strategy is to focus on delivering effective solutions for global manufacturers. Our solutions include capabilities that support operations in multiple geographies working in multiple languages and complying with required local regulations and business practices. We deliver complete products that address the ever-changing needs of companies operating in our target markets. We focus on addressing emerging issues and requirements our customers face in the six industry sub-segments of manufacturing that we support. While some ERP vendors provide broader solutions built for many industries, our strategy is to provide a more focused product for our customers to implement with fewer customizations than our competitors require, which typically results in lower cost, less complex and faster implementations.

Deliver Efficient Solutions that are Simple to Implement. We focus on delivering solutions that are simple to implement and use, making it easier for our customers to deploy or change their solutions as their businesses change and accelerate time to value. QAD’s Easy On Boarding deployment methodology provides pre-defined business processes and functionality, including content and tools used to facilitate data definitions, data migration, solution validation and user training, ultimately streamlining the implementation process. In addition, QAD has invested heavily over the last several years in usability. With QAD’s user interface, users have the ability to configure their own screens, drill down from summary levels to the transaction level and create personalized views of information based on their needs.

Enhance Customer Engagement to Deliver Continuous Value. QAD is committed to close engagement with its customers. We have developed a comprehensive customer engagement process to help assess our customers’ business performance, identify areas for improvement, provide counsel and help deploy our solutions. We strive to engage with every customer on a continuous basis, frequently conducting reviews of their business processes and presenting opportunities for improvement.

Invest in Research and Development. QAD is committed to continuous investment in research and development (“R&D”). This investment is intended to ensure our products have the correct capabilities to meet our customers’ needs, and maintain a strong competitive position in the market. We have a resilient process where we continually seek input from customers, industry experts, regulators and industry bodies from which we synthesize the direction of our products.

We focus on embracing new technologies that enable us to provide a foundation for new and emerging capabilities. On occasion, we acquire businesses or technologies that complement our core capabilities or form partnerships to deliver certain capabilities. Additionally, we address customers’ requirements through joint development initiatives that help us develop new capabilities that appeal to many of our customers.

Leverage QAD Expertise in Key Industries. QAD employs staff with specific knowledge and experience in the industries in which our customers operate. We actively participate in several leading industry associations and pride ourselves on the deep expertise of our staff. Our industry knowledge continues to deepen through regular interaction with our customers. This collective experience and customer interaction allows QAD to develop solutions with specific capabilities that address our customers’ needs.

Leverage Emerging Markets for Growth.  Most QAD customers are global manufacturing companies, which has been a key driver in QAD’s global expansion. They rely on us to deliver products and services when and where they need them. These customers often seek to establish operations in emerging markets, or countries with low labor costs. To support our customers’ strategies, we too have established operations or formed partnerships in many emerging markets. Our local market presence and global partner network help us to develop products that support local business practices as well as local language translation.

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

Capitalize on Acquisitions. In recent years we have made several strategic acquisitions to extend our product portfolio. In fiscal 2013, we acquired DynaSys S.A., a French company with a leading software solution and domain expertise in Demand and Supply Chain Planning; and CEBOS Ltd., a US-based company with an enterprise-class Quality Management software solution. Throughout fiscal 2013 and 2014 we have been focused on the integration of these two businesses and their products into the QAD portfolio. We continue to consider acquisitions as a strategy to fulfill additional solution capabilities and may pursue opportunities if appropriate.

QAD SOLUTIONS

QAD products and services support the common business processes of global manufacturing companies in our target industries. We continually monitor emerging business requirements and practices and incorporate them into our product and solutions strategies. Our ERP suite, QAD Enterprise Applications, is available on-premise, in the cloud as QAD Cloud ERP or under a blended deployment model combining both of these deployment offerings.

QAD places considerable emphasis on ensuring that users of our products, the employees of our customers, have the best possible experience using our solutions. This pursuit of a great user experience drives much of our development focus. We strive to deliver solutions that offer comprehensive capabilities while being easy to learn and use. Our goal is to make all capabilities that a particular user needs available within only a few clicks, giving our end users significant gains in efficiency as well as making the user experience more enjoyable.

Smart phones and tablets continue to play an ever-increasing role in our day-to-day life, and our customers are embracing mobile computing to support more facets of their businesses. QAD delivers components of our solution for a variety of mobile platforms. Currently our mobile suite includes a requisition approval solution and a mobile business intelligence solution.  Our mobile browse capability allows all data accessible to QAD Browses within QAD Enterprise Applications to be viewed, filtered and sorted on the Apple iPad.  We also provide mobile application monitoring tools to support system administrators.

In support of our focus on business process efficiency, we have integrated the ability to visualize business process maps for common business processes into our software using the QAD Process Editor tool. This tool simplifies implementations, maps common business processes and facilitates navigation throughout the entire product suite. Within our suite we have an embedded business process management system (“QAD BPM”). QAD BPM allows customers to visualize their business processes; monitor transactional throughput by user, role or stage; and modify those processes to make them more efficient. We see QAD BPM as a critical component in enabling companies to become Effective Enterprises. Using QAD BPM, companies can create business process models, assign task responsibilities and automate workflow, all of which reduce process execution time, improve visibility of active processes, identify bottlenecks, and support process improvement.

 QAD solutions have been developed to allow simple integration with other systems customers use within their organizations. For example, we enable seamless integration between QAD Enterprise Applications and common browser applications and spreadsheets. QAD solutions also integrate easily with other Web applications and Web services. Using our QXtend toolset, customers can connect to different software, even when remote, and use industry-standard middleware products such as the IBM MQ™ series or the standard connectors built on the Dell BOOMI integration platform.

QAD Enterprise Applications

QAD Enterprise Applications is an integrated suite of software applications, which supports the core business processes of global manufacturing companies, providing specific functionality for manufacturing companies in targeted industries. QAD Enterprise Applications allows customers to monitor, control and support their operations, whether operating a single plant or multiple sites, wherever they are located around the world.

QAD Enterprise Applications is available in two editions, Standard Edition and Enterprise Edition. The Enterprise Edition provides supplementary capabilities to the Standard Edition, primarily in the advanced Enterprise Financials suite. These supplementary capabilities assist companies addressing global complexities in their business models, such as compliance with local accounting practices and legislation, as well as internal reporting on global performance.

QAD Enterprise Applications is comprised of the software suites detailed below:

QAD Financials

QAD Financials provides comprehensive capabilities to manage and control finance and accounting processes at a local, regional and global level. The suite supports multi-company, multi-currency, multi-language and multi-tax jurisdictions, as well as consolidated reporting and budgeting controls. These capabilities give cross-functional stakeholders instant access to financial reports, enabling faster, more informed decision making while providing robust control capabilities.

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

QAD Manufacturing

QAD Manufacturing delivers comprehensive capabilities to support manufacturing business processes, from planning through execution, and control of materials. The suite has capabilities in the areas of planning and scheduling, cost management, material control, shop floor control, quality management and reporting in various mixed-mode manufacturing environments. The manufacturing models supported include Discrete, Repetitive, Kanban (token-based visual control particularly relevant when embracing lean manufacturing practices), Flow, Batch/Formula, Process, Co-products/By-products, and Configured Products manufacturing environments.

QAD Manufacturing enables companies to deploy business processes in line with their industry’s best practices. The integration between scheduling, planning, execution, quality and materials allows tight control and simple management of processes.

QAD Demand and Supply Chain Planning

QAD Demand and Supply Chain Planning is a comprehensive group of applications built on a single unified model that fulfills the diverse materials planning and logistics requirements of global companies. The Demand and Supply Chain Planning suite is supported and developed by our DynaSys operating division. This solution set delivers functionality and capabilities that help enterprises optimize their business efficiency thus enhancing customer satisfaction. Enterprises can align supply and demand to support the delivery of the right product, to the right place, at the right time, at the most efficient cost. The suite is built on the DynaSys Single Click Collaborative platform, whereby the entire planning model runs in a memory resident database supporting real-time planning across the enterprise with existing implementations up to 2,000,000 stock-keeping units (“SKU’s”). The suite supports planning for demand, production, procurement and distribution as well as supporting global sales and operations planning.

QAD Demand and Supply Chain Planning addresses simple or complex networks with enhanced functionality available as the enterprise grows. Collaborative portals are available for both demand and supply side needs.

QAD Supply Chain Execution

QAD Supply Chain Execution provides capabilities to manage execution throughout a company’s Supply Chain. The suite includes tools to support inventory and support management in simple or complex warehousing environments. Additionally, business models where consignment inventory needs to be handled either by consignor or consignee are addressed as well as strategic sourcing and purchasing.

QAD Transportation Management

QAD markets transportation solutions directly to our existing customers as part of QAD Enterprise Applications, and to the general market through our Precision division.  QAD Transportation Management addresses the following aspects of transportation: global trade management, which ensures that companies have the correct documents and control for moving shipments across borders; transportation management, which allows companies to manage and optimize outside carriers for shipments of many sizes including parcel, less than truckload, full truckload and container which may be transported by land, sea or air carriers; and compliance and risk management, which ensures companies comply with regulations concerning denied parties and controls of dangerous substances.

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

QAD Enterprise Asset Management

QAD Enterprise Asset Management (“EAM”) helps companies manage maintenance and installation of capital equipment. The solution supports both planned and unplanned equipment maintenance, including calibrations and tracking of labor and required parts. In addition, it has project accounting capabilities to plan, track and control detailed project budget and spending data for capital expense projects such as refits or building and commissioning of new plants. EAM's functionality helps manufacturers achieve a balance between having the right equipment on hand and minimizing equipment investment. It ensures critical spare parts are on hand as needed and monitors company spending policies with regard to capital plant and equipment.

QAD Analytics

QAD Enterprise Applications provides decision makers and company stakeholders with key data. QAD Analytics helps customers perform complex analyses, make informed decisions, and improve performance management overall. The QAD Analytics suite consists of multiple analysis and data extraction tools all working in harmony to provide user-defined variations of analysis such as consolidated reporting or reporting by geography, product line or cost center.

The suite consists of QAD Reporting Framework, which provides powerful yet simple reporting and real-time visibility with ad hoc inquiries; Operational Metrics, which enables key performance indicators to be defined and monitored across data tracked within the system; and QAD Business Intelligence, which allows for more sophisticated dynamic analysis and reporting of trends across multiple data sources. With Mobile Framework, customers can also access QAD Business Intelligence using the Apple iPad. Additionally, we offer a mobile browse function which allows all data accessible to QAD Browses within QAD Enterprise Applications to be viewed, filtered and sorted on the Apple iPad.

QAD Enterprise Quality Management

QAD provides enterprise-class quality management and regulatory compliance solutions to global companies in many market segments including QAD’s target markets. The suite supports customers’ compliance with industry specific quality standards. In the automotive vertical, QAD’s solution delivers automation of Advanced Product Quality Planning (APQP) methodologies, including Production Part Approval Process (PPAP), process flow and approvals. In the life sciences vertical, customers benefit from critical functionality supporting Corrective and Preventative Action and Non Conformance Reporting. The suite also features manufacturing quality solutions for Audit, Document Control, Gage Calibration, Inspection and Statistical Process Control. QAD’s Enterprise Quality Management suite is supported and developed by our CEBOS division.

QAD Interoperability

QAD Enterprise Applications is built on a services-oriented architecture. This allows customers to integrate QAD Enterprise Applications with other non-QAD core business applications. Through our QAD Q-Xtend toolset, we promote open interoperability and offer QAD customers a choice of technologies in their software environments. This ease of integration lowers the total cost of ownership for our customers. In addition, we support the Dell BOOMI integration platform.

QAD Process and Performance

QAD Performance Monitoring Framework enables companies to monitor performance of their QAD ERP applications as well as diagnose any performance problems they may encounter. QAD offers performance monitoring and diagnostic tools to all customers as part of their Maintenance Support.

QAD Internationalization

QAD supports companies that manufacture and distribute their products around the world. When a global company expands its operations, it often needs to accommodate local languages, local accounting standards and local business practices. Operating in different countries also requires access to specific local software, such as that used to interface to banks in their country of operation.  QAD supports the requirements of 46 different countries with its internationalization capabilities.

The QAD Enterprise Cloud

QAD delivers a variety of solutions in the QAD Enterprise Cloud (QAD’s portfolio of cloud offerings). Within QAD Enterprise Cloud we categorize elements into three categories:

QAD Cloud Apps
We have a growing number of applications in the cloud, the most significant of which is QAD Cloud ERP (QAD Enterprise Applications in the Cloud – formerly known as QAD On Demand).

QAD Cloud Services
We deliver composite services offerings on a subscription basis like QAD Cloud EDI (QAD’s managed EDI service).

QAD Cloud Portal
Customers can access all of our web accessible portals like QAD Supplier Portal (formerly known as Supply Chain Portal).

Our subscription offerings in the QAD Enterprise Cloud increase our customers flexibility in how they manage their IT environments. These products provide many benefits, including low initial costs, predictable ongoing costs, high reliability, and reduced IT complexity. Subscription revenues represented 7%, 6% and 4% of our total revenues in fiscal 2014, 2013 and 2012, respectively.

QAD Customer Support and License Updates

We offer customer support services, including product enhancements and license updates via our maintenance offering for on-premise customers. Support services are also provided to our cloud customers and are included in the monthly subscription fee. Support services includes Internet and telephone access to technical support personnel located in our global support centers. Through our support service, QAD provides the resources, tools and expertise needed to maximize the use of QAD Enterprise Applications.

In addition, QAD’s Cloud Operations group is dedicated to support the QAD Enterprise Cloud. They manage the day-to-day operations of our cloud solutions as well as act as the control point for activities related to elements of the QAD Enterprise Cloud.

For all customers, whether in the QAD Enterprise Cloud or on–premise, we offer access to an extensive knowledge database, online training materials, a virtual training environment, remote diagnostics and our software download center via our online support site. Our global support professionals in our support centers around the world focus on quickly resolving customers’ issues, maintaining optimal system performance and providing uninterrupted service for complete customer satisfaction.

In addition, we provide other products to our cloud customers and on-premise customers who purchase maintenance, including operational metrics, workbenches and monitoring tools. Customers have access to these products at no additional fee, provided they have a current maintenance agreement in place with QAD.

License updates provide customers with rights to unspecified software product upgrades during the term of the support period. Customer support services and license updates are provided as part of our maintenance contracts. Generally, our customers purchase maintenance when they acquire new licenses and more than 90% of our customers renew their maintenance contracts annually. Our maintenance and other revenue represented 52%, 55% and 56% of our total revenues in fiscal 2014, 2013 and 2012, respectively.

QAD Global Services

QAD’s Global Services group supports customers in the deployment and ongoing use of QAD products. Their overarching goal is to assist customers in their pursuit of becoming Effective Enterprises.  QAD Global Services ensures that all customers, whether in the QAD Enterprise Cloud or deploying our solutions on-premise, derive value from their QAD solutions.

 QAD Global Services engages with our customers in the planning and implementing of our on-premise and cloud solutions.  Our Global Services group assists our customers with the initial deployment of our solutions, the upgrade of their existing implementations to more current versions, the migration of on-premise deployments to the cloud, the conversion and transfer of historical data, ongoing system and process optimization, as well as user training and education.

QAD’s Global Services group includes 400 consultants located throughout the world, augmented by a global ecosystem of certified partners. QAD consultants and partners are trained on our standard implementation methodologies and carry certifications of expertise in multiple areas.  We aim to be able to offer consistent services across the globe by operating in coordination with our partners to support global projects required by QAD customers.

In support of QAD’s vision of all customers becoming Effective Enterprises, QAD has developed a framework of Key Performance Indicators (“KPIs”) used by QAD Global Services to measure pre- and post- implementation performance of business processes to aid in the diagnosis of opportunities for improvement.  QAD KPI framework is made available to all customers and can be monitored using the QAD analytics suite.

QAD Global Services focuses on assisting customers in the following activities:

Implementation of QAD Solutions – Supporting customers in the initial implementation of our complete ERP suite or other QAD point solutions streamlines the implementation process. QAD Global Services has particular expertise in global implementations harnessing the entire QAD Global Services ecosystem to provide ‘on the ground’ support wherever customers need, or by leveraging QAD’s global shared resource centers. QAD Global Services deploys our applications both on-premise and in the cloud.
Migrations – QAD Global Services has the experience to assist new customers in migration from other ERP systems.  This service includes data conversions as well as process design change management.
Upgrades – Assisting customers in the process of upgrading their QAD Enterprise Applications to the latest version decreases time to benefit, increases new functionality and applies usability best practices.
Conversions – The process of converting from on-premise solutions to the cloud is streamlined with QAD Global Services.
Integration – QAD Global Services has the expertise and experience to quickly integrate QAD Solutions with other systems.
Systems Management –QAD Global Services delivers a range of services to support technical management of systems and performance monitoring for those customers who choose on-premise deployment.
Training and Education – QAD Global Services offers a full range of services leveraging QAD’s Learning Management System.  Users can access multimedia training on all QAD offerings and execute predefined Learning Plans.
Application Management – QAD is available to manage customer systems and provide Application Management Services.
Business Process Improvement – QAD has developed a range of predefined diagnostic offerings, called Q-Scans. Q-Scans enable QAD to engage in highly efficient diagnosis of key business processes and functional areas and provide recommendations to customers.
Pre-Defined Consulting Engagements – Diagnostic and prescriptive consultations that cover many areas including upgrading, customization, analytics, incorporation of new capabilities and various areas of compliance such as FDA, MMOG/LE and SOX.

No one knows QAD software better than QAD’s ecosystem of employees, partners and consultants. QAD’s experts diagnose issues preventing businesses from running efficiently and prescribe what steps to take to get the most out of QAD Enterprise Applications. These QAD experts offer what outside consultants cannot - a deep understanding of functionality and the proven experience of helping customers leverage our software to become more Effective Enterprises. We offer a full range of Program Management, Project Management, Industry Consulting and Technical Services certified in our products and QAD Global Services methodologies.

QAD’s principal methodology for deployment of solutions is called QAD Easy On Boarding (“EOB”). EOB has been designed to make deployment of QAD solutions on-premise or in the cloud simple and efficient. EOB features predefined workflows built into the products themselves as well as implementation guides and scripts. With EOB, ERP implementation can be faster than more traditional approaches.

QAD Education

QAD Education delivers an extensive course curriculum in a variety of convenient formats. All of QAD’s course material is available online through the QAD Learning Center and includes online learning modules, self-study training guides and direct access to a training environment for hands-on practice. QAD Education also provides customized courses taught on-site to meet specific customer needs.

QAD Enterprise Applications course offerings are available to end users, IT professionals, department managers, partners and consultants.

QAD GLOBAL PARTNER NETWORK

The QAD Global Partner Network is an ecosystem of strategic partnerships and alliances with solution providers, consultants, software and database developers, technology providers, independent software vendors, system integrators and service organizations worldwide. QAD has approximately 150 partners of varying size and complexity, delivering sales support, solutions and services. From major territories to remote geographies, QAD cultivates long-term relationships with partners that deliver value to our customers through their industry knowledge and expertise.

COMPETITION

We face competition from companies with broader product suites and some with greater brand recognition and resources than we have, as well as from smaller companies focused on specialized solutions or niche offerings related to a specific functionality or product area. Our markets are constantly evolving as new companies emerge, expand or are acquired; and as technology evolves and customer demands change.

Larger ERP competitors, such as SAP, Oracle and Infor hold significant market share of the ERP marketplace. These companies have broad market footprints developing applications targeted at many industries, not just manufacturing, and very often focus heavily on positioning their size as an advantage. We typically differentiate against these companies based on the specific industry focus of our solutions as well as our customer focus. Internationally, we face competition from local companies as well as the large ERP competitors, many of which have products tailored for those local markets.

Most ERP competitors today have some focus on cloud solutions, as well as on-premise sales. With the QAD Enterprise Cloud we compete with companies of many sizes with various offerings.  We believe that the QAD Enterprise Cloud is currently the only full-strength solution delivered to support global manufacturers.

We believe the key competitive factors in our markets are customer focus, total cost of ownership; performance and reliability; security; solution breadth and functionality; technological innovation; usability; ability to tailor and customize services for a specific company; vertical or industry; speed and ease of deployment; sales and marketing approach; and financial resources and reputation of the vendor.

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

QAD Enterprise Applications core business logic has been developed in the OpenEdge programming environment and relational database provided by Progress Software Corporation. Our solutions also include components of Oracle’s Java environment and can be deployed on the Oracle relational database provided by Oracle Corporation. We use the .NET framework provided by Microsoft. QAD Enterprise Applications supports most commercial operating systems, including most common LINUX-derived operating systems, Windows Server System and most proprietary versions of UNIX including Hewlett Packard’s HP/UX and IBM’s AIX. Where practical, QAD uses open industry standards to collaborate and integrate QAD Enterprise Applications with other systems.

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

RESEARCH AND DEVELOPMENT

QAD develops and enhances its products primarily through its own internal group of R&D personnel. This autonomy enables QAD to maintain design and technical control of its software and technology to meet the distinct and evolving needs of our customers. Our goal is to bring the right products to market at the right time to meet our customers’ needs. QAD makes new product releases generally available each year in March and September.

QAD’s R&D organization develops new products and enhances existing products that are focused on the underlying functional areas of our application suite including financials, customer management, manufacturing, demand and supply chain planning, supply chain execution, transportation management, service and support, enterprise asset management, analytics, enterprise quality management, interoperability, process and performance, and internationalization. We also focus on the foundation and technology of our applications, such as user interface and usability.

QAD develops new and enhanced product features based on extensive customer feedback as well as general industry requirements, evolving standards and new regulations. Periodically, QAD R&D teams will work jointly with customers to develop functionality that meets precise industry needs and introduces innovative capabilities to our product suite. This customer-driven development validates market requirements and accelerates product development.

Additionally, QAD supplements its R&D organization with a number of technology partners that support our underlying architecture or embedded technologies. We may purchase or license intellectual property as necessary. These agreements extend QAD R&D capabilities to deliver rich, broad functionality and allow QAD and its partners to focus on their respective core competencies.

QAD operates as a global R&D organization, comprised of 370 R&D employees located in QAD offices in the United States, India, China, Ireland, Australia, France and Belgium. Our R&D expenses totaled $41.2 million, $38.3 million and $35.7 million in fiscal years 2014, 2013 and 2012, respectively.

SALES AND MARKETING

QAD sells its products and services through direct and indirect sales channels located throughout the regions of North America; Latin America; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. Each region leverages global standards and systems to enhance consistency when interacting with global customers. Additionally, we have a global strategic accounts team, which is responsible for managing QAD’s largest global customers.

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

Our marketing strategy is to build the QAD brand and further develop demand for our products. Our main objectives are to shape and strengthen our valuable business relationships and increase awareness and revenue-driving leads. We do this by openly and consistently communicating with QAD customers, prospects, partners, investors and other key audiences. We reach these audiences through many channels, including globally integrated marketing campaigns, which are frequently executed at the regional and local levels; media and analyst relations; customer events; web-based communications; social media; sales tool development and field support.

EMPLOYEES

As of January 31, 2014, we had 1,570 full-time employees, including 680 in support, subscription and professional services, 370 in research and development, 280 in sales and marketing and 240 in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union.

SEGMENT REPORTING

We operate in a single reporting segment. Geographical financial information for fiscal years 2014, 2013 and 2012 is presented in Note 16 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

UNFAVORABLE ECONOMIC CONDITIONS MAY IMPACT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The Company’s operations and performance are subject to the risks arising from worldwide economic conditions, which are themselves impacted by other events, such as financial crises, natural disasters and political turmoil. In particular, the negative impact of economic conditions on manufacturing companies could have a substantial adverse effect on our sales, because our products are focused on supporting manufacturing companies. Ongoing uncertainty about current global economic conditions may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition as manufacturing companies may delay, reduce or forego spending in response to declining asset values, tight credit, high unemployment, natural disasters, political unrest and negative financial news. Such economic conditions may also result in our customers extending their payment periods or experiencing reduced ability to pay amounts owed to us. Uncertainty about current global economic conditions could also increase the volatility of the Company’s stock price.

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

Our financial forecasts are subject to uncertainty due to inaccurate sales forecasts. Our revenues, and particularly our new software license, are difficult to forecast, and, as a result, our financial forecasts are subject to uncertainty. Specifically, our sales forecasts are based on estimates that our sales personnel make regarding the likelihood of potential sales, including their expected closing date and fee amounts. If these estimates are inaccurate then our financial forecasts may also be inaccurate.

The margins in our services business may fluctuate. Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license and subscription sales. In addition, certain engagements may involve fixed price arrangements and significant staffing which require us to make estimates and assumptions at the time we enter into these contracts. Variances between these estimates and assumptions and actual results could have an adverse effect on our profit margin and generate negative cash flow. To the extent that we are not successful in securing orders from customers to provide services, or to the extent we are not successful in achieving the expected margin on such services, our results may be negatively affected.

The margins in our QAD Cloud ERP offerings may fluctuate. Our QAD Cloud ERP offerings may involve fixed price arrangements, fixed and up-front costs and significant staffing which require us to make estimates and assumptions at the time we enter into these contracts. Variances between these estimates and assumptions and actual results could have an adverse effect on our profit margin and/or generate negative cash flow. To the extent that we are not successful in securing orders from customers to provide QAD Cloud ERP solutions, or to the extent we are not successful in achieving the expected margin on such solutions, our results may be negatively affected.

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

We encounter pressure to make concessions on our pricing and pricing models. We are occasionally obliged to offer deep discounts and other favorable terms in order to match or exceed the product and service offerings of our competitors. If we do not adapt our pricing models to reflect changes in customer demand, or if customer demand is adversely impacted, our revenues could decrease. Further, broad-based changes to our pricing models could adversely affect our revenues and operating results as our sales force implements, and our customers and accounting practices adjust to, the new pricing models.

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

Our tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in jurisdictional revenue mix;

•	Changing tax laws, regulations and interpretations thereof;

•	Changes in tax rates;

•	Changes to the valuation allowance on deferred tax assets; and

•	Assessments and any related tax interest or penalties.

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

Our personnel restructurings may incur significant expense and be disruptive. We have in the past restructured our workforce on a company-wide, business function or geographic basis in connection with strategic changes, cost containment and other purposes. Such restructurings, and in particular reductions in the workforce, may result in significant severance and other expenses and may also reduce productivity.

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

SOLUTIONS

We may experience defects in our software products and services. Software products frequently contain defects, including security flaws, especially when first introduced or when new versions are released. The detection and correction of errors and security flaws can be time consuming and costly. Defects in our software products, or in the software of third parties, could affect the ability of our products to work with other hardware or software products. Our software product errors could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors and security flaws may also adversely affect our ability to conduct our cloud operations. Such defects, together with third-party products, software customizations and other factors outside our control, may also impair our ability to complete services implementations on time and within budget. Customers who rely on our software products and services for applications that are critical to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and warranty claims as well as harm our reputation, which could impact our future sales of products and services.

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

Evolution of the QAD Cloud ERP model. It is uncertain whether our cloud computing application services will achieve and sustain high levels of demand and market acceptance. Customers may be unwilling to adopt our services due to concerns about security, international transfers of data, governmental regulation, outsourcing critical systems to outside vendors, and potential abandonment of past infrastructure investments.

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

We may be exposed to claims for infringement or misuse of intellectual property rights and/or breach of license agreement provisions. Third parties may initiate proceedings against us claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. The likelihood of such claims may increase as new patents continue to be issued and the use of open source and other third-party code becomes more prevalent; and may also increase if we acquire businesses or expand into new markets in the future. Any such claims, regardless of validity, may cause us to:

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

QAD CLOUD ERP OFFERINGS

Our revenue and profitability will be adversely affected if we do not properly manage our QAD Cloud ERP offerings. The pricing and other terms of some of our cloud agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Early termination, increased costs or unanticipated delays could have an adverse affect on our profit margin and generate negative cash flow. Further, if we experience delays in implementing new cloud customers (whether due to product defects, system complexities or other factors) then customers may delay the deployment of additional users and sites, which could adversely affect our revenue growth. If we fail to meet our system availability commitments or other customer obligations then we may be required to give credits or refund fees, and we may be subject to litigation and loss of customer business. For example, if we were to miss our standard system availability commitment then we are obligated under our customer contracts to issue one day’s credit against future fees for each hour of system unavailability. We expend significant resources to improve the reliability and security of our cloud offerings and the cost of these investments could reduce our operating margins.

We rely on third-party hosting and other service providers. These vendor services may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss or interruption of these services could significantly increase our expenses and/or result in errors or a failure of our service which could harm our business.

We may be exposed to liability and loss from security breaches. Our service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached in numerous ways, including remote or on-site break-ins by computer hackers or employee error during transfer of data to additional data centers or at any time, and result in unauthorized access to our own and our customers' data,  intellectual property and other confidential business information. Additionally, third parties may attempt to induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our own and our customers' data, intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Changes in laws may adversely affect our business. The laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security. Changes in these laws could affect our ability to provide services from or to some locations and could increase both the costs and risks associated with providing the services. Further, our customers are subject to laws and regulations concerning their use of personally identifiable information from their customers and other contacts. Such laws and regulations may restrict our customers’ use of personally identifiable information to a degree that limits demand for our services and thereby harms our business.

The market for cloud services may not develop as quickly as we expect. The market for enterprise cloud computing application services is not as mature as the market for traditional enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of customers to increase their use of enterprise cloud computing application services in general, and for ERP applications in particular. Many customers have invested substantial resources to integrate traditional enterprise software into their businesses and therefore may be unwilling to migrate to an enterprise cloud computing application service. Furthermore, some enterprises may be unwilling to use enterprise cloud computing application services because they have concerns regarding security risks, international transfers of data, government or other third-party access to data, and use of outsourced services providers.

Our focus on QAD Cloud ERP may result in the loss of other business opportunities. We have focused our sales force, management team and other personnel toward growing our cloud business. This redirection of resources could potentially result in the loss of sales opportunities in our traditional license, maintenance and services businesses. If our cloud business does not grow in accordance with our expectations and we are not able to cover the shortfall with other sales opportunities, then our business could be harmed.

MARKET CONCENTRATION

We are dependent upon achieving success in certain concentrated markets. We have made a strategic decision to concentrate our product development, as well as our sales and marketing efforts, in certain vertical manufacturing industry segments: automotive, consumer products, high technology, food and beverage, industrial products and life sciences. We also concentrate our efforts on certain geographies, where costs to stay in compliance with local requirements could be extensive and require a large amount of resources. An important element of our strategy is the achievement of technological and market leadership recognition for our software products in these segments and geographies. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments or geographies could have an adverse effect on us. If any of these targeted industry segments or geographies experience a material slowdown or reduced growth, those conditions could adversely affect the demand for our products.

DEPENDENCE UPON THIRD-PARTY RELATIONSHIPS TO PROVIDE SALES, SERVICES AND MARKETING FUNCTIONS

We are dependent upon the development and maintenance of sales, services and marketing channels. We sell and support our products through direct and indirect sales, services and support organizations throughout the world. We also maintain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and to the implementation of our products. We believe this strategy allows for additional flexibility in ensuring our customers’ needs for services are met in a cost effective, timely and high quality manner. Our services providers generally do not receive fees for the sale of our software products unless they participate actively in a sale as a sales agent or a distributor. We are aware that these third-party service providers do not work exclusively with our products and in many instances have similar, and often more established, relationships with our principal competitors. If these third parties exclusively pursue products or technology other than QAD software products or technology, or if these third parties fail to adequately support QAD software products and technology or increase support for competitive products or technology, we could be adversely affected.

ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESS AND INTELLECTUAL PROPERTY

We may make acquisitions or investments in new businesses, products or technologies that involve additional risks. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks which could adversely affect our business or operating results, including:

•	Our business strategy may not be furthered by an acquisition as we planned;

•	We may be unable to retain customers, vendors, distributors, business partners or other relationships associated with the acquired business;

•	Our due diligence may not identify significant liabilities or deficiencies associated with the business, assets, products, financial condition or accounting practices of an acquired company;

•	We may have difficulty integrating an acquired business due to incompatible business cultures;

•	We may incur significant integration costs related to assimilating the operations and personnel of acquired companies;

•	Acquisition costs may result in charges in a particular quarter, increasing variability in our quarterly earnings;

•	We may not realize the anticipated revenue increase from an acquisition;

•	We may be unable to realize the value of the acquired assets relative to the acquisition cost; and

•	Acquisitions may distract management from our existing businesses.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

Our operations are international in scope, exposing us to additional risk. We derive over half of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Our operating results could be negatively impacted by a variety of factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

•	Longer accounts receivable collection cycles;

•	Costs and difficulties of managing international operations and alliances;

•	Greater difficulty enforcing intellectual property rights;

•	Import or export requirements;

•	Natural disasters;

•	Changes in political or economic conditions;

•	Changes in regulatory requirements or tax law; and

•	Operating in geographies with a higher inherent risk of corruption, which could adversely affect our ability to maintain compliance with the U.S. Foreign Corrupt Practices Act and other anti-corruption laws.

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

Our dual-class stock structure could adversely impact the market for our stock. The liquidity of the Company’s common stock may be adversely impacted by our dual-class structure because each class has less of a public float than it would if we had a single class of common stock. In addition, there are fewer Class B shares than Class A shares and Class B shares may be less desirable to the public due to the 20% higher dividend on Class A shares. Also, the holding of lower voting Class A common stock may not be permitted by the investment policies of certain institutional investors or may be less attractive to managers of certain institutional investors.

OWNERSHIP OF OUR COMMON STOCK AND DEPENDENCE UPON KEY PERSONNEL

We are controlled by our principal stockholders. As of March 31, 2014, Karl Lopker and Pamela Lopker jointly and beneficially owned approximately 60% of the voting power of our outstanding Class A and Class B common stock and we are a “controlled company” within the meaning of NASDAQ rules. Currently they have sufficient voting control to determine the outcome of a stockholder vote concerning:

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

In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 25 offices throughout the world with lease commitment expirations occurring on various dates through fiscal year 2023. QAD’s leased properties include offices in the United States, Belgium, France, Germany, Ireland, Italy, Poland, South Africa, Spain, The Netherlands, United Kingdom, Australia, China, India, Japan, Singapore, Thailand, Brazil and Mexico. QAD will seek to review lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.

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

QAD common stock has been traded on the NASDAQ Global Market (“NASDAQ”) since our initial public offering in August 1997 under the symbol “QADI” through December 14, 2010. On December 14, 2010, QAD shareholders approved a recapitalization plan pursuant to which the Company established two classes of common stock (the “Recapitalization”). Our Class A Common Stock and Class B Common Stock are traded on the NASDAQ under the symbols “QADA” and “QADB”, respectively. The following table reflects the range of high and low sale prices of our Common Stock as reported by NASDAQ:

	QADA		QADB
Fiscal 2014:	Low Price	High Price	Low Price	High Price
Fourth quarter	$14.46	$18.19	$12.30	$16.51
Third quarter	11.56	15.03	10.44	13.44
Second quarter	11.11	13.58	10.05	11.69
First quarter	12.05	13.99	10.31	13.08

	QADA		QADB
Fiscal 2013:	Low Price	High Price	Low Price	High Price
Fourth quarter	$11.70	$14.40	$11.75	$13.45
Third quarter	11.97	13.94	11.73	13.60
Second quarter	11.53	14.23	11.50	13.95
First quarter	12.08	14.15	11.93	14.19

Holders

As of March 31, 2014, there were approximately 254 shareholders of record of our Class A common stock and approximately 213 shareholders of record of our Class B common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividends

We declared four quarterly cash dividends in fiscal 2014 of $0.072 and $0.06 per share of Class A and Class B stock, respectively.  Continuing quarterly cash dividends are subject to profitability measures; liquidity requirements of QAD; and the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In September 2011, our Board of Directors approved a stock repurchase plan whereby up to one million shares could be repurchased.  Since the inception of the plan, the Company has repurchased 897,000 and 103,000 shares of the Company’s Class A and Class B common stock, respectively, for total cash consideration of $12.5 million including fees. As of March 2013, all shares authorized under the plan were repurchased and the plan was closed.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The line graph below compares the annual percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on an annual basis, for the period beginning January 31, 2009 and ending January 31, 2014.

The graph assumes that $100 was invested in QAD common stock on January 31, 2009 and that all dividends were reinvested. Historic stock price performance has been restated to reflect the effect of the Recapitalization for all periods presented. Historic stock price performance should not be considered indicative of future stock price performance.

The following Share Performance Graph shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods (Annually from Fiscal Year 2009 through Fiscal Year 2014)	QADA	QADB	NASDAQ Composite Total Return Index	NASDAQ Computer Index
01/31/09(a)	100.00	100.00	100.00	100.00
01/31/10(a)	219.72	219.72	145.44	163.34
01/31/11	175.86	180.69	182.88	215.92
01/31/12	271.12	271.66	190.59	229.16
01/31/13	303.74	275.17	212.82	239.65
01/31/14	408.47	355.70	277.96	306.94

(a)	Stock price performance has been restated to reflect the effect of the Recapitalization.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31 (1)
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$36,176	$31,260	$33,166	$29,821	$25,927
Subscription Fees	19,406	14,838	9,787	5,773	4,009
Maintenance and other	139,557	138,563	137,659	130,104	129,658
Professional services	71,172	67,511	66,646	54,314	55,637
Total revenue	266,311	252,172	247,258	220,012	215,231
Operating income	9,403	11,808	17,892	6,591	2,871
Net income	$6,386	$6,639	$10,784	$2,711	$1,349
Basic net income per share:
Class A	$0.42	$0.44	$0.69	$0.18	$0.09
Class B	$0.35	$0.37	$0.58	$0.15	$0.08
Diluted net income per share:
Class A	$0.41	$0.42	$0.67	$0.17	$0.09
Class B	$0.34	$0.35	$0.56	$0.14	$0.07
Dividends declared per common share:
Class A	$0.29	$0.58	$0.26	$0.21	$0.20
Class B	$0.24	$0.48	$0.22	$0.20	$0.20
BALANCE SHEET DATA:
Cash and equivalents	75,984	65,009	76,927	67,276	44,678
Working capital	20,644	10,276	22,877	13,752	4,178
Total assets	234,813	225,948	218,145	213,094	191,174
Current portion of long-term debt	389	372	321	304	285
Long-term debt	15,085	15,474	15,813	16,138	16,443
Total stockholders’ equity	64,205	58,198	62,015	56,091	49,551

(1)	Historical results of operations are not necessarily indicative of future results. Refer to Item 1A entitled “Risk Factors” for discussion of factors that may impact future results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a global provider of enterprise software solutions for manufacturers. We deliver our solutions both in the cloud and on-premise. We provide ongoing support to our customers which ensures they have access to the latest features of our software. We provide professional services to assist customers in deploying, upgrading and optimizing our software so they can maximize the benefit they receive from our solutions in their operating environment. We provide our solutions to global  manufacturing companies in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries.  Around the world more than 2,000 manufacturing companies use QAD solutions in their businesses. We were founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

At the core of our solutions is our enterprise resource planning (“ERP”) suite called QAD Enterprise Applications or MFG/PRO. Our ERP suite is also deployed in the cloud as QAD Cloud ERP. QAD Enterprise Applications supports the core business processes of our global manufacturing customers, including key functions in the following areas: financials, customer management, manufacturing, demand and supply chain planning, supply chain execution, transportation management, service and support, enterprise asset management, analytics, enterprise quality management, interoperability, process and performance, and internationalization. We also focus on the foundation and technology of our applications, such as user interface and usability.

Many companies are implementing cloud-based solutions to support their business. This trend continues to gain momentum, and the demand for cloud ERP is growing. With cloud-based systems, customers benefit from the ability to connect to the solution over the Internet or a private network, while not having to provide their own hardware or manage the operation of the infrastructure that supports the system. In addition, support services and license updates are included in the monthly subscription fee.

 QAD customers are able to combine on-premise and cloud-based solutions in a blended deployment. In this model a customer may have some sites deployed in the cloud and some on-premise, delivering similar functionality and user experiences to all end-users. This blended deployment is a key differentiator for QAD and makes it easier for existing customers to expand their footprint and migrate progressively to the cloud as needed to meet their business needs.

We have four principal sources of revenue:

•	License purchases of our Enterprise Applications;

•	Subscription of our Enterprise Applications through our cloud offering in a SaaS model as well as other hosted Internet applications;

•	Maintenance and support, including technical support, training materials, product enhancements and upgrades;

•	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In fiscal 2014, approximately 43% of our total revenue was generated in North America, 34% in EMEA, 17% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At January 31, 2014, we employed approximately 1,570 employees worldwide, of which 580 employees were based in North America, 470 employees in EMEA, 450 employees in Asia Pacific and 70 employees in Latin America.

GLOBAL ECONOMIC OUTLOOK AND INDUSTRY TRENDS

Our customer base and our target markets are global manufacturing companies; therefore, our results are heavily influenced by the state of the manufacturing economy on a global basis. As a result, our management team monitors several economic indicators, with particular attention to the Global and Country Purchasing Managers’ Indexes (“PMI”). The PMI is a survey conducted on a monthly basis by polling businesses that represent the makeup of respective sectors. Since most of our customers are manufacturers, our revenue has historically correlated with fluctuations in the manufacturing PMI. Global macro economic trends and manufacturing spending are important barometers for our business, and the health of the U.S., Western European and Asian economies have a meaningful impact on our financial results. In fiscal 2014, approximately 57% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets.

FISCAL 2014 OPERATING RESULTS

Total revenue for fiscal 2014 increased by 6% to $266.3 million. The two primary drivers of our revenue growth were product sales of the two companies we acquired in fiscal 2013 and subscription revenue due to the success of our cloud offering.  Excluding the effect of foreign exchange fluctuations, we expect that total revenue generally will continue to increase at a similar rate in fiscal 2015 due to continued demand for our software products, the high percentage of customers that renew their maintenance contracts and continued growth in cloud revenue.

License Revenue. License revenue is primarily derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In fiscal 2014, license revenue increased by 16% to $36.2 million. Although our annual license billings decreased slightly, our license revenue benefited from the recognition of revenue related to deals closed in previous periods but deferred for accounting purposes. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence (“VSOE”) requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

Our success in closing license deals for existing customers, new customers that are affiliates of existing customers and customers that have employees with historical experience working with QAD tends to be higher than with new customers that have no QAD affiliations. As a result, we place increased focus on these opportunities. A majority of our license revenue is generated from existing customers and their affiliates. We believe global economic volatility will continue to shape customers’ and prospects’ buying decisions, making it difficult to forecast sales cycles for our products and the timing of large software license sales.  In addition, as we focus on our cloud sales we may experience a correspondingly negative effect on license revenue.

Subscription Revenue. Growing our cloud model, which generates subscription revenue, and offering our products as SaaS continues to be a key strategic and growth initiative for us. In fiscal 2014, subscription revenue increased by 32% to $19.4 million. Our cloud customers include a mix of existing customers who have converted from our on-premise model and new user implementations of our cloud product. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months.  We expect cloud revenue in fiscal 2015 will continue to grow at a rate of 30% or more.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In fiscal 2014, maintenance revenue increased by 1% to $139.6 million. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; (5) adjustments to revenue as a result of revenue recognition rules; and (6) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months.

Professional Services Revenue. Our services business consists of professional services, including consulting and training related to our solutions. In fiscal 2014, our services revenue increased by 5% to $71.2 million. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues. In fiscal 2015 we expect services revenue will grow in conjunction with overall revenue growth.

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

Professional services revenue growth is contingent upon license and subscription revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. We use our partners and subcontractors to supplement our internal resources. This allows us to quickly respond to demand fluctuations while somewhat mitigating low utilization in slow times. We believe this also helps us extend our global reach by keeping a higher number of partners engaged and knowledgeable about our product.

Our professional services business has competitive exposure to offshore providers which could create the risk of pricing pressure, fewer customer orders and reduced gross margins.

Cash Flow and Financial Condition. In fiscal 2014, we generated cash flow from operating activities of $24.1 million. Our cash and equivalents at January 31, 2014 totaled $76.0 million, with the only debt on our balance sheet of $15.5 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity related transactions.

In fiscal 2015, we anticipate that our priorities for use of cash will be developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery and technology direction. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2015.

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

Revenue. We offer our software using two models, a traditional on-premise licensing model and a cloud delivery model. The traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own equipment. Under the cloud delivery model we provide access to our software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software; we sometimes refers to this as a “SaaS model”. We sell a majority of our software through our on-premise licensing model and recognize revenue associated with these offerings in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software and services under the SaaS model is typically over a contractual term of 12 to 36 months and we recognize revenue associated with these offerings, which we call subscription revenue in the accompanying Consolidated Statements of Income and Comprehensive Income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. Whether sales are made via an on-premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services.  We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the item has standalone value and delivery of any undelivered elements is probable and within our control.  Subscription and support services have standalone value because they are routinely sold separately by us.   Consulting services and other services have standalone value because we have sold consulting services separately and there are several third party vendors that routinely provide similar consulting services to our customers on a standalone basis. Software license arrangements that do not require significant modification or customization of the underlying software do not have standalone value but are recognized using the residual method.

Software Revenue Recognition (On-Premise Model)

The majority of our software is sold or licensed in multiple-element arrangements that include support services and often consulting services or other elements. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when persuasive evidence of an arrangement exists including a signed statement of work for any related consulting services engagements, delivery has occurred, the fee is fixed or determinable, and collectability is probable.   Delivery is considered to have occurred upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.  Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.  Revenue is presented net of sales, use and value-added taxes collected from our customers.

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
Provided all other revenue recognition criteria have been met, we recognize license revenue on delivery using the residual method when VSOE exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. We allocate revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by our management if it is probable that the price will not change before the element is sold separately. We allocate revenue to undelivered support services (maintenance) based on rates charged to renew the support services annually after an initial period, which demonstrates a consistent relationship of maintenance pricing as a percentage of the contractual license fee. We allocate revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements by role and by country. We review VSOE at least annually. If we were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element software arrangement, it could adversely impact revenues, results of operations and financial position because we may have to defer all or a portion of the revenue or recognize revenue ratably.

Multiple-element software arrangements for which VSOE does not exist for all undelivered elements typically occur when we introduce a new product or product bundles for which we have not established VSOE for support services or fixed fee consulting or other services. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, we allocate revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are expensed as incurred and included in cost of maintenance, subscription and other revenue, cost of professional services and cost of license fees.

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. Our customers generally purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually.

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

Although infrequent, when an arrangement does not qualify for separate unit of accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when we are requested to customize software or when we view the installation of our software as high risk in the customer’s environment. This requires us to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for using the cumulative catch up approach. In certain arrangements, we do not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If we do not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. We allocate these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense. These costs are expensed as incurred and are included in cost of maintenance, subscription and other revenue, cost of professional services and cost of license fees.

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

Subscription Revenue Recognition

We recognize the following fees in subscription revenue from the SaaS model: i) subscription fees from customers accessing our cloud and our other subscription offerings, ii) fees for services such as set up, process mapping, configuration, database conversion and migration, and iii) support fees on hosted products. Our subscription arrangements do not provide customers with the right to take possession of the subscribed software.

We commence revenue recognition when there is persuasive evidence of an arrangement, the service is being provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the customer’s environment has been migrated to our hosted environment. The initial subscription period is typically 12 to 36 months. Our subscription services are non-cancelable, though customers typically have the right to terminate their contracts if we materially fail to perform. We generally invoice our customers in advance in quarterly installments and typical payment terms provide that customers pay us within 30 days of invoice.

Other professional services are typically sold on a time-and-materials basis and consist of fees from consultation services such as configuration of features, implementing at various customer sites, testing and training. These services are considered to have stand-alone value to the customer because we have sold professional services separately and there are several third-party vendors that routinely provide similar professional services to our customers on a stand-alone basis. Accordingly, professional services are a separate unit of accounting and the associated services revenue is recognized as the services are performed and earned.

We may enter into multiple-element arrangements that may include a combination of our subscription offering and other professional services. We allocate revenue to each element in an arrangement based on a selling price hierarchy in accordance with ASC 605-25, Revenue Recognition - Multiple Deliverable Revenue Arrangements.  In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. We determine the relative selling price for a deliverable based on its VSOE, if available, or Estimated Selling Price ("ESP"), if VSOE is not available. We have determined that third-party evidence (“TPE”) is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information.  The determination for ESP is made through consultation with and approval by management taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, there may be modifications of pricing practices in the future, which could result in changes in both VSOE and ESP.

For multiple-element arrangements that may include a combination of our subscription offerings and other professional services, the total arrangement fee is allocated to each element based on the VSOE / ESP value of each element. After allocation, the revenue associated with the subscription offering and other professional services are recognized as described above.

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

Capitalized Software Development Costs. We capitalize software development costs incurred once technological feasibility has been achieved in the form of a working model. These costs are primarily related to the localization and translation of our products. A working model is defined as an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product and is ready for initial customer testing. We also capitalize software purchased from third parties or through business combinations as acquired software technology if such software has reached technological feasibility. Capitalized software costs are amortized on a product-by-product basis and charged to “Cost of license fees.” The amortization of capitalized software costs is the greater of the straight-line basis over three years, the expected useful life, or computed using a ratio of current revenue for a product compared to the estimated total of current and future revenues for that product. We periodically compare the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceed the estimated net realizable value of that asset is reported as a charge to the consolidated statement of income and comprehensive income. This review requires management judgment regarding future cash flows. If these estimates or their related assumptions require updating in the future, we may incur substantial losses due to the write-down or write-off of these assets.

Goodwill and Intangible Assets – Impairment Assessments. When we acquire a business, a portion of the purchase consideration is typically allocated to acquired technology and other identifiable intangible assets, such as customer relationships and developed technology. The excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. The amounts allocated to acquired technology and other intangible assets represent our estimates of their fair values at the acquisition date. We amortize the acquired technology and other intangible assets with finite lives over their estimated useful lives. The estimation of acquisition-date fair values of intangible assets and their useful lives requires us to make assumptions and judgments, including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, projections of future cash flows and appropriate discount rates.

We review the carrying value of goodwill using the methodology prescribed in FASB Accounting Standards Codification 350 Intangibles—Goodwill and Other (“ASC 350”). We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment as required under Accounting Standard Update No. 2011-08, "Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides for an optional assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a two-step quantitative impairment test. Should the optional assessment be utilized for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

Under the two-step quantitative impairment test, we use discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

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

For our annual impairment assessment in fiscal 2014, 2013 and 2012 we did not utilize the optional assessment. An impairment analysis was performed at the enterprise level which compared our market capitalization to our net assets as of the test date, November 30. As our market capitalization substantially exceeded our net assets, there was no indication of goodwill impairment for fiscal 2014, 2013 and 2012.

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

Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2014, 2013 or 2012.

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

We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with our acquisition of CEBOS, Ltd., we entered into an agreement that included two future payments of $0.8 million each, due April 2014 and April 2015, respectively. Each future payment consists of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014. The additional undiscounted amount of future cash payments related to the second earn-out payment is between $0.3 million and $0.8 million.

Valuation of Deferred Tax Assets and Tax Contingency Reserves. The carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2014, we had $22.3 million of deferred tax assets, net of valuation allowances, consisting of $32.6 million of gross deferred tax assets offset by valuation allowances of $10.3 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net decrease of valuation allowances recorded in fiscal 2014 of $0.1 million.

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

Expected Life – The expected life valuation input includes a computation that is based on historical vested SAR exercises and post-vest expiration patterns and an estimate of the expected life for SARs that were fully vested and outstanding. Furthermore, based on our historical pattern of SAR exercises and post-vest expiration patterns we determined that there are two discernable populations, which include QAD’s directors and officers and all other QAD employees. The estimate of the expected life for SARs that were fully vested and outstanding was determined as the midpoint of a range as follows: the low end of the range assumes the fully vested and outstanding SARs are exercised or expire unexercised on the evaluation date and the high end of the range assumes that these SARs are exercised or expire unexercised upon contractual term.

Volatility – The volatility valuation input is based on the historical volatility of our common stock, which we believe is representative of the expected volatility over the expected life of options and SARs.

Risk Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the SAR.

Dividend Rate – The dividend rate is based on our historical dividend payments per share. Historically, have we paid quarterly dividends at a rate of $0.072 per share of Class A common stock and $0.060 per share of Class B common stock.

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

RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 16 “Business Segment Information” within the Notes to Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency exchange rates, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the foreign currency exchange rates that were in effect during the prior year to the current year results.

Revenue

	Year Ended	Increase Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2014	$	%	January 31, 2013	$	%	January 31, 2012
Revenue:
License fees	$36,176	$4,916	16%	$31,260	$(1,906)	-6%	$33,166
Percentage of total revenue	14%			12%			13%
Subscription fees	19,406	4,568	31%	14,838	5,051	52%	9,787
Percentage of total revenue	7%			6%			4%
Maintenance and other	139,557	994	1%	138,563	904	1%	137,659
Percentage of total revenue	52%			55%			56%
Professional services	71,172	3,661	5%	67,511	865	1%	66,646
Percentage of total revenue	27%			27%			27%
Total revenue	$266,311	$14,139	6%	$252,172	$4,914	2%	$247,258

 Total Revenue. Total revenue was $266.3 million, $252.2 million and $247.3 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, total revenue for fiscal 2014 would have been approximately $267.6 million, representing a $15.4 million, or 6%, increase from the prior year. When comparing categories within total revenue at constant rates, our results for fiscal 2014 included increases in all revenue categories. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Revenue outside the North America region as a percentage of total revenue was 57% for fiscal 2014 and 2013. Revenue generated from the companies we acquired in fiscal 2013 contributed $12.0 million and $3.7 million to total revenue during fiscal 2014 and 2013, respectively. Excluding revenue related to our fiscal 2013 acquisitions, total revenue increased in our North America and EMEA regions, remained relatively flat in our Asia Pacific region and decreased in our Latin America region during fiscal 2014 when compared to the same period last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for fiscal 2013 was approximately 28% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 15% in life sciences.

Holding foreign currency exchange rates constant to fiscal 2012, total revenue for fiscal 2013 would have been approximately $257.2 million, representing a $9.9 million, or 4%, increase from the prior year. When comparing categories within total revenue at constant rates, our fiscal 2013 results included increases in our maintenance and other revenue, subscription fees, and professional services categories partially offset by a decrease in license revenue. Our acquired company DynaSys added $3.5 million to total revenue in our EMEA region during fiscal 2013 while CEBOS added $0.2 million to total revenue in our North America region during fiscal 2013. Excluding revenue related to our acquisitions, total revenue increased in our North America, EMEA and Asia Pacific regions offset by a decrease in our Latin America region during fiscal 2013 when compared to fiscal 2012. Revenue by industry for fiscal 2013 was approximately 28% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for fiscal 2012 was approximately 28% in automotive, 24% in consumer products and food and beverage, 36% in high technology and industrial products and 12% in life sciences.

License Revenue. License revenue was $36.2 million, $31.3 million and $33.2 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, license revenue for fiscal 2014 would have been approximately $36.3 million, representing a $5.0 million, or 16%, increase from the prior year. Product sales of the companies we acquired in fiscal 2013 contributed $3.6 million and $1.3 million to license revenue for fiscal 2014 and 2013, respectively. Excluding revenue recognized from our acquired products, license revenue increased in our North America and EMEA regions, remained relatively flat in our Asia Pacific region and decreased in our Latin America region during fiscal 2014 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2014, 20 customers placed license orders totaling more than $0.3 million, of which one exceeded $1.0 million. This compared to fiscal 2013 in which 19 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million. Although the number of license orders greater than $0.3 million was fairly consistent year over year, our overall license revenue increased primarily due to the benefit of recognizing revenue in fiscal 2014 related to deals closed in previous periods but deferred for accounting purposes in previous periods.

Holding foreign currency exchange rates constant to fiscal 2012, license revenue for fiscal 2013 would have been approximately $31.7 million, representing a $1.5 million, or 5%, decrease from the prior year.  Product sales of the companies we acquired added $1.3 million to license revenue for fiscal 2013.  Excluding revenue recognized from our acquisitions, license revenue decreased in all regions except for Asia Pacific during fiscal 2013 when compared to fiscal 2012. During fiscal 2013, 19 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million. This compared to fiscal 2012 in which 21 customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Although the number of license orders greater than $0.3 million was fairly consistent year over year, our overall license revenue declined primarily due to revenue recognition deferrals. Seven license deals over $0.1 million were deferred in full totaling $4.3 million in the fourth quarter of fiscal 2013.  No license deals over $0.1 million were deferred in full in the fourth quarter of fiscal 2012.

Subscription Revenue. Subscription revenue was $19.4 million, $14.8 million and $9.8 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, subscription revenue for fiscal 2014 would have been $19.5 million, representing a $4.7 million, or 32%, increase from the prior year. Subscription revenue increased across all geographic regions in which we operated during fiscal 2014 when compared to fiscal 2013. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which consists of new customers, QAD customers converting from on-premise and additional users and modules purchased from our existing cloud customers. Our global cloud revenue is growing, although at the present time our North America region generates the largest amount of revenue. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

Holding foreign currency exchange rates constant to fiscal 2012, subscription revenue for fiscal 2013 would have been $14.9 million, representing a $5.1 million, or 52%, increase from the prior year. Subscription revenue increased across all geographic regions in which we operated during fiscal 2013 when compared to fiscal 2012. The increase in subscription revenue was due to additional revenue related to our QAD Cloud ERP product offering.

Products are generally shipped as orders are received or within a short period thereafter. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively low amount of subscription sales, we believe that our backlog as of any particular date is not currently significant. Our total short-term deferred revenue as of January 31, 2014 was $104.2 million, of which $87.3 million was related to deferred maintenance and will be recognized over the period of the maintenance support. Deferred subscriptions totaled $7.6 million primarily related to hosting and cloud services we will provide over periods up to the next twelve months. Deferred services totaled $5.3 million and represents prepayments for our professional services where revenues for these services are recognized as we complete the performance obligations as well as services already provided but deferred due to software revenue recognition rules. The remaining short-term deferred revenue balance as of January 31, 2014 of $4.0 million primarily relates to deferred licenses where the majority of the balance is deferred due to U.S. GAAP revenue recognition rules.

Maintenance and Other Revenue. Maintenance and other revenue was $139.6 million, $138.6 million and $137.7 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, maintenance and other revenue for fiscal 2014 would have been approximately $140.7 million, representing a $2.1 million, or 2%, increase from the prior year. Revenue generated from the companies we acquired in 2013 contributed $4.7 million and $1.1 million to maintenance and other revenue for fiscal 2014 and 2013, respectively. Excluding revenue recognized from our acquisitions, maintenance and other revenue decreased in our North America and Latin America regions and increased in our EMEA and Asia Pacific regions during fiscal 2014 when compared to fiscal 2013. The non-acquisition related decrease in maintenance and other revenue was due to the impact of customers converting to QAD Cloud ERP in addition to timing differences of recognizing previously deferred revenue due to software revenue recognition rules. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

Holding foreign currency exchange rates constant to fiscal 2012, maintenance and other revenue for fiscal 2013 would have been approximately $140.9 million, representing a $3.2 million, or 2%, increase from the prior year. Revenue generated from the companies we acquired added $1.1 million to maintenance and other revenue for fiscal 2013.  Excluding revenue recognized from our acquisitions, maintenance and other revenue increased in our North America, EMEA and Latin America regions and remained flat in our Asia Pacific region during fiscal 2013 when compared to fiscal 2012. The non-acquisition related increase in maintenance and other revenue was due to price increases, new customers, new users and new modules in excess of cancellations.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for fiscal 2014, 2013 and 2012.

Professional Services Revenue. Professional services revenue was $71.2 million, $67.5 million and $66.6 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, professional services revenue for fiscal 2014 would have been $71.3 million, representing a $3.8 million, or 6%, increase from the prior year. Revenue generated from the companies we acquired in fiscal 2013 contributed $3.6 million and $1.3 million for fiscal 2014 and 2013, respectively. Excluding revenue recognized from our acquisitions, professional services revenue increased in our North America and EMEA regions and decreased in our Asia Pacific and Latin America regions during fiscal 2014 when compared to the same period last year. The non-acquisition related increase in professional services revenue period over period can be attributed to engagements in which we recognized a higher amount of professional services revenue per customer per quarter, which we believe was a result of increased cloud subscriptions and license sales which has resulted in larger implementation or upgrade projects during the year.

Holding foreign currency exchange rates constant to fiscal 2012, professional services revenue for fiscal 2013 would have been $69.8 million, representing a $3.2 million, or 5%, increase from the prior year. Revenue generated from the companies we acquired added $1.3 million to professional services revenue for fiscal 2013.  Excluding revenue recognized from our acquisitions, professional services revenue increased in our North America and EMEA regions and decreased in our Latin America and Asia Pacific regions during fiscal 2013 when compared to fiscal 2012. The non-acquisition related increase in professional services revenue period over period can be attributed to a higher number of engagements in fiscal 2013 compared to fiscal 2012.

Total Cost of Revenue

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2014	$	%	January 31, 2013	$	%	January 31, 2012
Cost of revenue:
Cost of license fees	$4,978	$946	23%	$4,032	$(553)	-12%	$4,585
Cost of maintenance, subscription and other	44,947	4,592	11%	40,355	4,278	12%	36,077
Cost of professional services	67,081	3,875	6%	63,206	(1,471)	-2%	64,677
Total cost revenue	$117,006	$9,413	9%	$107,593	$2,254	2%	$105,339
Percentage of revenue	44%			43%			43%

Cost of license fees includes license royalties, amortization of capitalized software costs and fulfillment. Cost of maintenance, subscription and other includes personnel costs of fulfilling maintenance and subscription contracts, stock-based compensation for those employees, travel expense, professional fees, hosting costs, royalties, direct material and an allocation of information technology and facilities costs. Direct material charges include the cost of fulfilling maintenance and subscription contracts, hardware, costs associated with transferring our software to electronic media, printing of user manuals and packaging materials. Cost of professional services includes personnel costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total Cost of Revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $117.0 million for fiscal 2014, $107.6 million for fiscal 2013 and $105.3 million for fiscal 2012 and as a percentage of total revenue was 44% for fiscal 2014 and 43% for fiscal 2013 and 2012. Holding foreign currency exchange rates constant to fiscal 2013, total cost of revenue for fiscal 2014 would have been approximately $117.4 million and as a percentage of total revenue would have been unchanged at 44%. Our acquisitions contributed a non-currency related increase of $1.8 million to total cost of revenue in fiscal 2014 as compared to fiscal 2013,which was primarily comprised of higher personnel costs. Excluding acquisitions, the non-currency related increase in cost of revenue of $8.0 million in fiscal 2014 compared to fiscal 2013 was primarily due to higher personnel and hosting costs associated with higher subscription revenue; and higher subcontractor costs, bonuses and travel associated with higher services revenue.

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

Cost of License Fees. Cost of license fees was $5.0 million, $4.0 million and $4.6 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, cost of license fees for fiscal 2014 would have been unchanged at $5.0 million, representing an increase of $1.0 million, or 25%. The non-currency related increase in cost of license fees of $1.0 million in fiscal 2014 compared to fiscal 2013 was due to higher amortization of acquired software technology and higher royalties associated with higher license revenue.  As a percent of revenue, royalty expense remained consistent year over year.

Holding foreign currency exchange rates constant to fiscal 2012, cost of license fees for fiscal 2013 would have been $4.1 million, representing a decrease of $0.5 million, or 11%. The non-currency related decrease in cost of license fees of $0.5 million in fiscal 2013 compared to fiscal 2012 was due to lower royalties resulting from lower license revenue.  As a percent of revenue, royalty expense remained consistent year over year.

Cost of Maintenance, Subscription and Other. Cost of maintenance, subscription and other was $44.9 million, $40.4 million and $36.1 million for fiscal 2014, 2013 and 2012, respectively. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues were 28% in fiscal 2014, 26% in fiscal 2013 and 24% in fiscal 2012. Holding foreign currency exchange rates constant to fiscal 2013, cost of maintenance, subscription and other in fiscal 2014 would have been $45.2 million, representing an increase of $4.8 million, or 12%. Our acquisitions contributed a non-currency related increase of $0.6 million to cost of maintenance, subscription and other in fiscal 2014 as compared to fiscal 2013, which was primarily comprised of higher personnel costs. Excluding acquisitions, the non-currency related increase in cost of maintenance, subscription and other of $4.2 million in fiscal 2014 compared to fiscal 2013 was primarily due to higher subscription costs, which included higher salaries and related costs of $1.5 million as a result of higher headcount of approximately 11 people and higher hosting costs of $1.4 million. We expect to continue investing in our cloud business and, as a result, we expect costs will continue to increase and margins may be impacted. Also contributing to higher cost of maintenance, subscription and other was higher partner fees of $0.5 million primarily related to outsourced support services and an increase in maintenance and subscription royalties of $0.3 million in fiscal 2014 when compared to fiscal 2013. As a percent of revenue, royalty expense remained consistent year over year.

Holding foreign currency exchange rates constant to fiscal 2012, cost of maintenance, subscription and other in fiscal 2013 would have been $41.1 million, representing an increase of $5.0 million, or 14%. The non-currency related increase in cost of maintenance, subscription and other of $5.0 million in fiscal 2013 compared to fiscal 2012 was primarily due to higher subscription costs, which included higher salaries and related costs of $1.2 million as a result of higher headcount of approximately 14 people and higher hosting costs of $1.0 million. In addition, we used services employees to help support our cloud customers and in fiscal 2013 we had higher associated personnel costs of $1.5 million allocated from cost of professional services to cost of maintenance, subscription and other. Also contributing to higher cost of maintenance, subscription and other was an increase in maintenance and subscription royalties of $0.4 million in fiscal 2013 when compared to fiscal 2012. As a percent of revenue, royalty expense remained consistent year over year. Our acquisitions contributed $0.5 million to our fiscal 2013 cost of maintenance, subscription and other, primarily comprised of personnel costs.

Cost of Professional Services. Cost of professional services was $67.1 million, $63.2 million and $64.7 million for fiscal 2014, 2013 and 2012, respectively. Cost of professional services as a percentage of professional services revenues was 94% for fiscal 2014 and 2013 and 97% for fiscal 2012. Holding foreign currency exchange rates constant to fiscal 2013, cost of professional services in fiscal 2014 would have been $67.2 million, representing an increase of $4.0 million, or 6%. Our acquisitions contributed a non-currency related increase of $1.3 million to cost of professional services in fiscal 2014 as compared to fiscal 2013, which was primarily comprised of higher personnel costs. Excluding acquisitions, the non-currency related increase in cost of professional services of $2.7 million in fiscal 2014 compared to fiscal 2013 was due primarily to higher third-party contractor costs of $0.7 million, higher bonuses of $0.7 million, higher travel of $0.6 million, higher salaries and related costs of $0.5 million and recognition of salaries previously deferred in connection with single element fixed price contracts of $0.5 million partially offset by lower severance of $0.4 million.

Holding foreign currency exchange rates constant to fiscal 2012, cost of professional services in fiscal 2013 would have been $65.3 million, representing an increase of $0.6 million, or 1%. The non-currency related increase in cost of professional services of $0.6 million in fiscal 2013 compared to fiscal 2012 was due primarily to higher third-party contractor costs of $1.2 million partially offset by lower information technology and facilities allocated costs of $0.4 million. In addition, we used services employees to help support our cloud customers and in fiscal 2013 we had higher associated personnel costs of $1.5 million allocated from cost of professional services to cost of maintenance subscription and other. Our acquisitions contributed $1.4 million to cost of professional services in fiscal 2013, which was primarily comprised of personnel costs.

Sales and Marketing

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2014	$	%	January 31, 2013	$	%	January 31, 2012
Sales and marketing	$66,009	$3,786	6%	$62,223	$3,887	7%	$58,336
Percentage of revenue	25%			25%			24%

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

Sales and marketing expense was $66.0 million, $62.2 million and $58.3 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, fiscal 2014 sales and marketing expense would have been approximately $66.3 million, representing an increase of $4.1 million, or 7%. Our acquisitions contributed a non-currency related increase of $1.9 million to sales and marketing expense in fiscal 2014 as compared to fiscal 2013, which was primarily comprised of higher personnel costs. Excluding acquisitions, the non-currency related increase in sales and marketing expense of $2.2 million in fiscal 2014 compared to fiscal 2013 was primarily due to higher commissions of $2.3 million and higher bonuses of $0.4 million partially offset by lower travel of $0.4 million. We pay and expense commissions for cloud deals up front, whereas revenue is recognized in future periods.

Holding foreign currency exchange rates constant to fiscal 2012, fiscal 2013 sales and marketing expense would have been approximately $63.5 million, representing an increase of $5.2 million, or 9%. The non-currency related increase in sales and marketing expense of $5.2 million in fiscal 2013 compared to fiscal 2012 was primarily due to higher salaries of $1.6 million as a result of higher headcount of approximately 10 people, higher travel costs of $0.5 million, higher payroll taxes of $0.4 million and higher sales agent fees of $0.2 million. Our acquisitions contributed $1.6 million to sales and marketing expense in fiscal 2013, which was primarily comprised of personnel costs. Sales and marketing expense for fiscal 2013 includes $0.7 million in commissions related to license deals that were deferred during the fourth quarter.

Research and Development

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2014	$	%	January 31, 2013	$	%	January 31, 2012
Research and development	$41,237	$2,905	8%	$38,332	$2,624	7%	$35,708
Percentage of revenue	15%			15%			14%

Research and development is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation, training and travel expense for research and development employees and professional services, such as fees paid to software development firms and independent contractors. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by reimbursements from joint development projects. As part of our vertical focus we regularly seek to engage in joint development arrangements with our customers in order to enhance specific functionality and industry experience, although the number and size of joint development arrangements may fluctuate.

Research and development expense was $41.2 million, $38.3 million and $35.7 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, fiscal 2014 research and development expense would have been approximately $41.4 million, representing an increase of $3.1 million, or 8%. Our acquisitions contributed a non-currency related increase of $1.7 million to research and development expense in fiscal 2014 as compared to fiscal 2013, which was primarily comprised of higher personnel costs and professional fees to support product development. Excluding acquisitions, the non-currency related increase in research and development expense of $1.4 million in fiscal 2014 compared to fiscal 2013 was due to lower joint development reimbursements of $1.3 million and higher salaries and related costs of $0.5 million as a result of higher headcount of approximately 6 people. We currently have no significant joint development projects in progress. These higher expenses were offset by a one-time reversal of accrued business and value-added taxes of $0.7 million due to governmental approval of an exemption certificate in one of our tax jurisdictions.

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

General and Administrative

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2014	$	%	January 31, 2013	$	%	January 31, 2012
General and administrative	$31,946	$(6)	0%	$31,952	$1,983	7%	$29,969
Percentage of revenue	12%			12%			12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

General and administrative expense was $31.9 million, $32.0 million and $30.0 million for fiscal 2014, 2013 and 2012, respectively. Holding foreign currency exchange rates constant to fiscal 2013, fiscal 2014 general and administrative expense would have been approximately $32.1 million, representing an increase of $0.1 million. Our acquisitions contributed a non-currency related increase of $0.5 million to general and administrative expense in fiscal 2014 as compared to fiscal 2013. Excluding acquisitions, the non-currency related decrease in general and administrative expense of $0.4 million in fiscal 2014 compared to fiscal 2013 was primarily due to lower bad debt of $0.3 million and lower information technology and facilities allocated costs of $0.2 million partially offset by higher salaries and related costs of $0.4 million.

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

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions totaled $710,000, $264,000 and $14,000 for fiscal years 2014, 2013 and 2012, respectively. Amortization expense in fiscal 2014 and 2013 was due to the intangible assets acquired from our DynaSys and CEBOS acquisitions. Amortization expense in fiscal 2012 was due to the intangible assets acquired in fiscal 2009 from our FullTilt acquisition and were fully amortized by the end of the fiscal 2012 first quarter.

Total Other (Income) Expense

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2014	$	%	January 31, 2013	$	%	January 31, 2012
Other (income) expense
Interest income	$(284)	$306	52%	$(590)	$40	6%	$(630)
Interest expense	829	(161)	-16%	990	(184)	-16%	1,174
Other (income) expense, net	(1,294)	(2,412)	-216%	1,118	570	104%	548
Total other (income) expense, net	$(749)	$(2,267)	-149%	$1,518	$426	39%	$1,092
Percentage of revenue	0%			1%			0%

Total other (income) expense, net was ($0.7) million, $1.5 million and $1.1 million for fiscal 2014, 2013 and 2012, respectively. When comparing fiscal 2014 to fiscal 2013, the favorable change is primarily related to lower foreign exchange losses of $1.2 million and an increase in the fair value of our interest rate swap of $1.0 million.

When comparing fiscal 2013 to fiscal 2012, the unfavorable change is related to higher foreign exchange losses of $0.4 million and a decrease in the fair value of our interest rate swap of $0.4 million partially offset by lower interest expense of ($0.2) million and a government subsidy paid to one of our subsidiaries of ($0.2) million.

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

Income Tax Expense

	Year Ended	Increase (Decrease) Compared to Prior Period			Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2014	$	%		January 31, 2013	$	%	January 31, 2012
Income tax expense	$3,766	$115		3%	$3,651	$(2,365)	-39%	$6,016
Percentage of revenue	1%				1%			2%
Effective tax rate	37%				35%			36%

We recorded income tax expense of $3.8 million, $3.7 million and $6.0 million for fiscal 2014, 2013 and 2012, respectively. QAD’s effective tax rate was 37%, 35%, and 36% for fiscal 2014, 2013 and 2012, respectively. In total, our effective tax rate increased 2% in fiscal 2014 compared to fiscal 2013. This is because as a relative percentage of income our non-deductible equity compensation increased in addition to higher foreign withholding taxes.

In total, our effective tax rate decreased 1% in fiscal 2013 compared to fiscal 2012. This is because as a relative percentage of income we benefitted from increased tax credits, operating in foreign jurisdictions and lower Subpart F income. These benefits were offset by increased withholding taxes and higher non-deductible equity compensation.

For further information regarding income taxes, see Note 11 “Income Taxes” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of licenses, subscription, maintenance and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures, payment of dividends and stock repurchases, and to invest in our growth initiatives, which include acquisitions of products, technology and businesses.

At January 31, 2014, our principal sources of liquidity were cash and equivalents totaling $76.0 million and net accounts receivable of $71.3 million. At January 31, 2014, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of January 31, 2014. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2015.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of January 31, 2014 the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $55.1 million and $53.3 million as of January 31, 2014 and 2013, respectively. If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds. Our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S. and it is not practicable to make a worldwide estimate of the amount of tax which may be payable upon distribution.

The following table summarizes our cash flows for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

	Years Ended January 31,
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$24,140	$16,039	$21,448
Net cash used in investing activities	(5,112)	(11,381)	(4,147)
Net cash used in financing activities	(7,576)	(16,641)	(7,725)
Effect of foreign exchange rates on cash and equivalents	(477)	65	75
Net increase (decrease) in cash and equivalents	$10,975	$(11,918)	$9,651

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities was $24.1 million for fiscal 2014 compared to $16.0 million for fiscal 2013. The $8.1 million increase in net cash flows provided by operating activities was primarily attributable to the positive cash flow effect of changes in accounts receivable of $5.5 million due to higher cash collections.

Capital expenditures were $4.8 million for fiscal 2014 compared to $3.1 million for fiscal 2013.  Capital expenditures in fiscal 2014 consisted of furniture and equipment related to office moves, office equipment and capitalized software related to our internal ERP system upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Dividend payments for fiscal 2014 consisted of $5.3 million in cash and 10,000 shares of Class A common stock with a fair value of $0.1 million. Dividend payments for fiscal 2013 consisted of $8.1 million in cash and 50,000 shares of Class A common stock with a fair value of $0.6 million. The decrease in dividend payments in fiscal 2014 when compared to fiscal 2013 was due to the declaration and payment of a one-time cash dividend in fiscal 2013 of $4.4 million. In the second quarter of fiscal 2014 we began paying dividends in cash only. Prior to the second quarter of fiscal 2014 we allowed shareholders the choice of a stock dividend or cash dividend payment. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

On September 22, 2011, we announced that our Board of Directors approved a stock repurchase plan. A total of one million shares were authorized for repurchase under the plan. During fiscal 2014 we repurchased 45,000 shares and 8,000 shares of Class A and Class B common stock, respectively. The average share price was $13.34 and $12.02 for Class A and Class B stock, respectively, for total cash consideration of $0.7 million including fees. Since the inception of the plan we repurchased 897,000 and 103,000 shares of Class A and Class B common stock, respectively, for total cash consideration of $12.5 million including fees. As of March 2013, all shares authorized under the plan had been repurchased and the plan was closed. The Board of Directors continues to evaluate our position relating to future potential repurchases on a regular basis.

During fiscal 2013 we acquired DynaSys and CEBOS for the purpose of expanding our product offerings and driving revenue growth. DynaSys provides demand and supply chain planning software and CEBOS provides quality management and regulatory compliance software. The total combined purchase price for the two acquisitions, not including future earnouts, was $7.8 million, net of cash acquired of $3.2 million, and was funded entirely with cash on hand. The CEBOS acquisition also included two future earnout payments of up to $0.8 million each year, due April 2014 and April 2015. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets related to first earnout. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014. The additional undiscounted amount of future cash payments related to the second earn-out payment is between $0.3 million and $0.8 million.

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

DSO under the countback method was relatively consistent at 49 days and 52 days as of January 31, 2014 and 2013, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 87 days and 99 days at January 31, 2014 and 2013, respectively. The decrease in DSO was primarily due to collections in excess of billings. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of January 31, 2014 and the quality of our receivables remains good.

There have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business. Cash requirements for items other than normal operating expenses are anticipated for capital expenditures, dividend payments and other equity transactions. We may require cash for acquisitions of new businesses, software products or technologies complementary to our business.

We believe that our cash on hand, net cash provided by operating activities and available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at January 31, 2014 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Years Ended January 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(In millions)
Notes payable	$0.4	$0.4	$0.4	$0.4	$0.5	$13.4	$15.5
Notes payable interest payments	0.7	0.7	0.6	0.6	0.6	1.9	5.1
Lease obligations	6.1	4.3	2.7	1.9	1.3	0.6	16.9
Purchase obligations	4.2	2.5	0.6	—	—	—	7.3
Obligations associated with acquisitions	0.5	0.8	—	—	—	—	1.3
Total	$11.9	$8.7	$4.3	$2.9	$2.4	$15.9	$46.1

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

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of January 31, 2014, we had $2.6 million of unrecognized tax benefits. For further information regarding the unrecognized tax benefits see Note 11 “Income Taxes” within Notes to Consolidated Financial Statements.

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

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license fees, maintenance, subscription and other revenue, was $16.2 million, $15.6 million and $15.7 million in fiscal 2014, 2013 and 2012, respectively.

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

The Facility provides that we maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict our ability to incur additional indebtedness. At January 31, 2014, the effective borrowing rate would have been 0.91%.

As of January 31, 2014, there were no borrowings under the Facility and we were in compliance with the financial covenants. We expect to renew this facility prior to its expiration in July 2014, under similar terms and based on market conditions at the time of renewal, although there can be no assurances that renewal will occur on reasonable terms, if at all.

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

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance the 2004 Mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one-month LIBOR rate plus 2.25%. One month LIBOR was 0.16% at January 31, 2014. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2014 was $15.5 million.

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

Obligations Associated With Acquisitions

We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with our acquisition of CEBOS, Ltd., we entered into an agreement that included two future payments of $0.8 million each, due April 2014 and April 2015, respectively. Each future payment consists of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014. The additional undiscounted amount of future cash payments related to the second earn-out payment is between $0.3 million and $0.8 million.

Off-Balance Sheet Arrangements

As of January 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Australian dollar, Japanese yen and Brazilian real. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U. S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of January 31, 2014.

We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Our international subsidiaries also hold U.S. dollar and euro-based net monetary accounts subject to revaluation that results in realized or unrealized foreign currency gains or losses. Furthermore, we have exposure to foreign exchange fluctuations arising from the remeasurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes.

For fiscal 2014, 2013 and 2012, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for fiscal 2014, 2013 and 2012. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 6% (our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 4%).

For fiscal 2014, 2013 and 2012, foreign currency transaction and remeasurement (gain) losses totaled $(0.1) million, $1.2 million and $0.8 million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.4 million and our income before taxes would be adversely affected by approximately 14%.

These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate a 10% adverse change in interest rates from the 2014 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one-month LIBOR rate plus 2.25%. In conjunction with the loan agreement we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of January 31, 2014 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the January 31, 2014 rates would cause a $0.3 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2014 based on the criteria described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2014. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2014, as stated in their report included in this Annual Report on Form 10-K.

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

We have audited the internal control over financial reporting of QAD Inc. as of January 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of QAD Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the internal control over financial reporting of QAD Inc. based on our audit.

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

In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2014, and our report dated April 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Woodland Hills, California
April 11, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2014, which information is incorporated herein by reference.

In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2014.

NAME	AGE	POSITION(S)
Pamela M. Lopker	59	Chairman of the Board and President
Karl F. Lopker	62	Chief Executive Officer
Daniel Lender	47	Executive Vice President and Chief Financial Officer
Gordon Fleming	50	Executive Vice President and Chief Marketing Officer
Kara Bellamy	38	Sr. Vice President, Corporate Controller and Chief Accounting Officer

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

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding services performed by, and fees paid to, our independent auditors is set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	93

All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

3. INDEX OF EXHIBITS

See the Index of Exhibits at page 95.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QAD’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2014 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of QAD Inc.

/s/ KPMG LLP

Woodland Hills, California
April 11, 2014

QAD INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2014	2013
Assets
Current assets:
Cash and equivalents	$75,984	$65,009
Accounts receivable, net of allowances of $2,450 and $2,510 at January 31, 2014 and 2013, respectively	71,337	72,564
Deferred tax assets, net	8,133	4,414
Other current assets	14,980	13,806
Total current assets	170,434	155,793
Property and equipment, net	33,085	32,526
Capitalized software costs, net	3,315	4,180
Goodwill	11,377	11,412
Deferred tax assets, net	11,788	16,431
Other assets, net	4,814	5,606
Total assets	$234,813	$225,948
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$389	$372
Accounts payable	11,042	12,537
Deferred revenue	104,160	101,193
Other current liabilities	34,199	31,415
Total current liabilities	149,790	145,517
Long-term debt	15,085	15,474
Other liabilities	5,733	6,759
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,150,089 shares and 14,148,217 shares at January 31, 2014 and 2013, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,029 shares and 3,536,822 shares at January 31, 2014 and 2013, respectively	4	4
Additional paid-in capital	150,837	149,777
Treasury stock, at cost (1,930,436 shares and 2,097,497 shares at January 31, 2014 and 2013, respectively)	(28,220)	(31,093)
Accumulated deficit	(51,472)	(52,468)
Accumulated other comprehensive loss	(6,958)	(8,036)
Total stockholders’ equity	64,205	58,198
Total liabilities and stockholders’ equity	$234,813	$225,948

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands)

	Years Ended January 31,
	2014	2013	2012
Revenue:
License fees	$36,176	$31,260	$33,166
Subscription fees	19,406	14,838	9,787
Maintenance and other	139,557	138,563	137,659
Professional services	71,172	67,511	66,646
Total revenue	266,311	252,172	247,258

Costs of revenue:
License fees	4,978	4,032	4,585
Maintenance, subscription and other revenue	44,947	40,355	36,077
Professional services	67,081	63,206	64,677
Total cost of revenue	117,006	107,593	105,339

Gross profit	149,305	144,579	141,919

Operating expenses
Sales and marketing	66,009	62,223	58,336
Research and development	41,237	38,332	35,708
General and administrative	31,946	31,952	29,969
Amortization of intangible assets from acquisitions	710	264	14
Total operating expenses	139,902	132,771	124,027

Operating income	9,403	11,808	17,892

Other (income) expense:
Interest income	(284)	(590)	(630)
Interest expense	829	990	1,174
Other (income) expense, net	(1,294)	1,118	548
Total other (income) expense, net	(749)	1,518	1,092

Income before income taxes	10,152	10,290	16,800
Income tax expense	3,766	3,651	6,016

Net income	$6,386	$6,639	$10,784

Basic net income per share:
Class A	$0.42	$0.44	$0.69
Class B	$0.35	$0.37	$0.58
Diluted net income per share:
Class A	$0.41	$0.42	$0.67
Class B	$0.34	$0.35	$0.56

Comprehensive income:

Foreign currency translation adjustment, net of tax	1,078	2,018	(1,737)
Total comprehensive income	$7,464	$8,657	$9,047

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2011	14,146	3,537	(1,722)	$14	$4	$146,898	$(28,070)	$(54,438)	$(8,317)	$56,091
Net income	—	—	—	—	—	—	—	10,784	—	10,784
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,737)	(1,737)
Stock award exercises	—	—	33	—	—	(436)	487	(156)	—	(105)
Stock-based compensation income tax deficiencies	—	—	—	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	—	4,507	—	—	—	4,507
Dividends declared ($0.26 and $0.22 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,095)	—	(4,095)
Dividends paid in stock	—	—	141	—	—	—	2,132	(619)	—	1,513
Restricted stock	—	—	120	—	—	(1,969)	1,802	(450)	—	(617)
Repurchase of common stock	—	—	(376)	—	—	—	(4,319)	—	—	(4,319)
Balance, January 31, 2012	14,146	3,537	(1,804)	14	4	148,993	(27,968)	(48,974)	(10,054)	62,015
Net income	—	—	—	—	—	—	—	6,639	—	6,639
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	2,018	2,018
Stock award exercises	1	—	63	—	—	(1,322)	985	(138)	—	(475)
Stock-based compensation income tax deficiencies	—	—	—	—	—	(312)	—	—	—	(312)
Stock compensation expense	—	—	—	—	—	4,608	—	—	—	4,608
Dividends declared ($0.58 and $0.48 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(8,677)	—	(8,677)
Dividends paid in stock	—	—	50	—	—	—	799	(177)	—	622
Restricted stock	1	—	166	—	—	(2,190)	2,621	(1,141)	—	(710)
Repurchase of common stock	—	—	(572)	—	—	—	(7,530)	—	—	(7,530)
Balance, January 31, 2013	14,148	3,537	(2,097)	14	4	149,777	(31,093)	(52,468)	(8,036)	58,198
Net income	—	—	—	—	—	—	—	6,386	—	6,386
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,078	1,078
Stock award exercises	2	—	91	—	—	(2,023)	1,473	(160)	—	(710)
Stock-based compensation income tax benefits	—	—	—	—	—	52	—	—	—	52
Stock compensation expense	—	—	—	—	—	4,680	—	—	—	4,680
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,362)	—	(4,362)
Dividends paid in stock	—	—	10	—	—	—	172	(27)	—	145
Restricted stock	—	—	118	—	—	(1,649)	1,914	(841)	—	(576)
Repurchase of common stock	—	—	(52)	—	—	—	(686)	—	—	(686)
Balance, January 31, 2014	14,150	3,537	(1,930)	$14	$4	$150,837	$(28,220)	$(51,472)	$(6,958)	$64,205

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$6,386	$6,639	$10,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,069	4,989	4,721
Provision for doubtful accounts and sales adjustments	1,054	737	1,160
Tax benefit from reversal of deferred tax valuation allowance	—	(225)	(954)
Loss on disposal of property and equipment	—	7	33
Deferred income taxes	623	458	1,689
Change in fair value of a derivative instrument	(634)	384	—
Stock compensation expense	4,680	4,608	4,507
Excess tax benefits from stock awards	(72)	(462)	(33)
Adjustment of contingent liability associated with acquisitions	(279)	—	—
Other, net	—	—	(308)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,247)	(6,767)	(428)
Other assets	(197)	(1,668)	613
Accounts payable	(1,260)	2,142	(229)
Deferred revenue	4,753	5,669	(1,681)
Other liabilities	4,264	(472)	1,574
Net cash provided by operating activities	24,140	16,039	21,448
Cash flows from investing activities:
Purchase of property and equipment	(4,779)	(3,071)	(3,781)
Acquisition of businesses, net of cash acquired	—	(7,817)	(107)
Capitalized software costs	(366)	(492)	(285)
Other, net	33	(1)	26
Net cash used in investing activities	(5,112)	(11,381)	(4,147)
Cash flows from financing activities:
Repayments of debt	(372)	(312)	(308)
Dividends paid	(5,304)	(8,076)	(2,409)
Tax payments, net of proceeds, related to stock awards	(1,286)	(1,185)	(722)
Excess tax benefits from stock awards	72	462	33
Repurchase of common stock	(686)	(7,530)	(4,319)
Net cash used in financing activities	(7,576)	(16,641)	(7,725)
Effect of exchange rates on cash and equivalents	(477)	65	75
Net increase (decrease) in cash and equivalents	10,975	(11,918)	9,651
Cash and equivalents at beginning of year	65,009	76,927	67,276
Cash and equivalents at end of year	$75,984	$65,009	$76,927
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$726	$908	$1,123
Income taxes, net of refunds	2,869	5,552	3,913
Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	—	1,087	1,099
Dividends paid in stock	145	622	1,513
Obligations associated with acquisitions	—	1,392	—

See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

QAD is a global provider of enterprise software solutions for manufacturers which delivers solutions both in the cloud and on-premise. QAD provides ongoing support to customers which ensures they always have access to the latest features of its software. QAD provides professional services to assist customers in deploying, upgrading and optimizing the Company’s software so they can maximize the benefit they receive from QAD solutions in their operating environment. QAD provides solutions to global manufacturing companies in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries.  QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

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

REVENUE

The Company offers its software using two models, a traditional on-premise licensing model and a cloud delivery model. The traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own equipment. Under the cloud delivery model the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software; the Company sometimes refers to this as a “SaaS model”. The Company sells a majority of its software through its on-premise licensing model and recognizes revenue associated with these offerings in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software and services under the SaaS model is typically over a contractual term of 12 to 36 months and the Company recognizes revenue associated with these offerings, which it calls subscription revenue, in the accompanying Consolidated Statements of Income and Comprehensive Income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. Whether sales are made via an on-premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services.  The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the item has standalone value and delivery of any undelivered elements is probable and within the Company’s control.  Subscription and support services have standalone value because they are routinely sold separately by the Company.   Consulting services and other services have standalone value because the Company has sold consulting services separately and there are several third party vendors that routinely provide similar consulting services to its customers on a standalone basis. Software license arrangements that do not require significant modification or customization of the underlying software do not have standalone value but are recognized using the residual method.

Software Revenue Recognition (On-Premise Model)

The majority of the Company’s software is sold or licensed in multiple-element arrangements that include support services and often consulting services or other elements. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when persuasive evidence of an arrangement exists including a signed statement of work for any related consulting services engagements, delivery has occurred, the fee is fixed or determinable, and collectability is probable.   Delivery is considered to have occurred upon electronic transfer of the license key that provides immediate availability of the product to the purchaser.  Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports.  Revenue is presented net of sales, use and value-added taxes collected from its customers.

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

Provided all other revenue recognition criteria have been met, the Company recognizes license revenue on delivery using the residual method when vendor-specific objective evidence of fair value (“VSOE”) exists for all of the undelivered elements (for example, support services, consulting, or other services) in the arrangement. The Company allocates revenue to each undelivered element based on VSOE, which is the price charged when that element is sold separately or, for elements not yet sold separately, the price established by the Company’s management if it is probable that the price will not change before the element is sold separately. The Company allocates revenue to undelivered support services based on rates charged to renew the support services annually after an initial period, which demonstrates a consistent relationship of maintenance pricing as a percentage of the contractual license fee. The Company allocates revenue to undelivered consulting services based on time and materials rates of stand-alone services engagements by role and by country. The Company reviews VSOE at least annually. If the Company were to be unable to establish or maintain VSOE for one or more undelivered elements within a multiple-element software arrangement, it could adversely impact revenues, results of operations and financial position because the Company may have to defer all or a portion of the revenue or recognize revenue ratably from multiple-element software arrangements.

Multiple-element software arrangements for which VSOE does not exist for all undelivered elements typically occur when the Company introduces a new product or product bundles for which it has not established VSOE for support services or fixed fee consulting or other services. In these instances, revenue is deferred and recognized ratably over the longer of the support services (maintenance period) or consulting services engagement, assuming there are no specified future deliverables. In the instances in which it has been determined that revenue on these bundled arrangements will be recognized ratably due to lack of VSOE, at the time of recognition, the Company allocates revenue from these bundled arrangement fees to all of the non-license revenue categories based on VSOE of similar support services or consulting services. The remaining arrangement fees, if any, are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform both the consulting services and provide support services and royalty expense related to the license and maintenance revenue. These costs are expensed as incurred and included in cost of maintenance, subscription and other revenue, cost of professional services and cost of license fees.

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. The Company’s customers generally purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually.

Revenue from consulting services, which the Company calls professional services in the Consolidated Statements of Income and Comprehensive Income, are typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. Consulting engagements can range anywhere from one day to several months and are based strictly on the customer’s requirements and complexities and are independent of the functionality of the Company’s software. The Company’s software, as delivered, can generally be used by the customer for the customer’s purpose upon installation. Further, implementation and integration services provided are generally not essential to the functionality of the software, as delivered, and do not result in any material changes to the underlying software code. On occasion, the Company enters into fixed fee arrangements in which customer payments are tied to achievement of specific milestones. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, as compared to total estimated costs to be incurred to complete the work. In milestone achievement arrangements, the Company recognizes revenue as the respective milestones are achieved.

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

Although infrequent, when an arrangement does not qualify for separate unit of accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when the Company is requested to customize software or when the Company views the installation of its software as high risk in the customer’s environment. This requires the Company to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for using the cumulative catch up approach. In certain arrangements, the Company does not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If the Company does not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. The Company allocates these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense. These costs are expensed as incurred and are included in cost of maintenance, subscription and other revenue, cost of professional services and cost of license fees.

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

Subscription Revenue Recognition

The Company recognizes the following fees in subscription revenue from the SaaS model: i) subscription fees from customers accessing our Cloud and our other subscription offerings, ii) fees for services such as set up, process mapping, configuration, database conversion and migration, and iii) support fees on hosted products. The Company’s subscription arrangements do not provide customers with the right to take possession of the subscribed software.

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

Other professional services are typically sold on a time-and-materials basis and consist of fees from consultation services such as configuration of features, implementing at various customer sites, testing and training. These services are considered to have stand-alone value to the customer because the Company has sold professional services separately and there are several third-party vendors that routinely provide similar professional services to the Company’s customers on a stand-alone basis. Accordingly, professional services are a separate unit of accounting and the associated services revenue is recognized as the services are performed and earned.

The Company may enter into multiple-element arrangements that may include a combination of the Company’s subscription offering and other professional services. The Company allocates revenue to each element in an arrangement based on a selling price hierarchy in accordance with ASC 605-25, Revenue Recognition - Multiple Deliverable Revenue Arrangements.  In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. The Company determines the relative selling price for a deliverable based on its VSOE, if available, or Estimated Selling Price ("ESP"), if VSOE is not available. The Company has determined that third-party evidence (“TPE”) is not a practical alternative due to differences in the Company’s service offerings compared to other parties and the availability of relevant third-party pricing information.  The determination for ESP is made through consultation with and approval by management taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, there may be modifications of pricing practices in the future, which could result in changes in both VSOE and ESP.

For multiple-element arrangements that may include a combination of the Company’s subscription offerings and other professional services, the total arrangement fee is allocated to each element based on the VSOE / ESP value of each element. After allocation, the revenue associated with the subscription offering and other professional services are recognized as described above.

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

The amortization of capitalized software costs is the greater of the straight-line basis over three years, the expected useful life, or a computation using a ratio of current revenue for a product compared to the estimated total of current and future revenues for that product. The Company periodically compares the unamortized capitalized software costs to the estimated net realizable value of the associated product. The amount by which the unamortized capitalized software costs of a particular software product exceeds the estimated net realizable value of that asset would be reported as a charge to the Consolidated Statements of Income and Comprehensive Income.

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

Management evaluates the Company as a single reporting unit for business and operating purposes as almost all of the Company’s revenue streams are generated by the same underlying technology whether acquired, purchased or developed. In addition, the majority of QAD’s costs are, by their nature, shared costs that are not specifically identifiable to a geography or product line but relate to almost all products. As a result, there is a high degree of interdependency among the Company’s revenues and cash flows for levels below the consolidated entity and identifiable cash flows for a reporting unit separate from the consolidated entity are not meaningful. Therefore, the Company’s impairment test considers the consolidated entity as a single reporting unit.

Judgments about the recoverability of purchased finite lived intangible assets are made whenever events or changes in circumstances indicate that an impairment may exist. Each fiscal year the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of finite-lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.

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

The Company estimates the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting its assessment of the assumptions market participants would use to value these liabilities. The fair value of the Company’s liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with the Company’s acquisition of CEBOS, Ltd., the Company entered into an agreement that included two future payments of $0.8 million each, due April 2014 and April 2015, respectively. Each future payment consists of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014. The additional undiscounted amount of future cash payments related to the second earn-out payment is between $0.3 million and $0.8 million.

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

Expected Life
The expected life valuation input includes a computation that is based on historical vested SAR exercises and post-vest expiration patterns and an estimate of the expected life for SARs that were fully vested and outstanding. Furthermore, based on the Company’s historical pattern of SAR exercises and post-vest expiration patterns the Company determined that there are two discernable populations which include the Company’s directors and officers (“D&O”) and all other QAD employees. The estimate of the expected life for SARs that were fully vested and outstanding is determined as the midpoint of a range as follows: the low end of the range assumes the fully vested and outstanding SARs are exercised or expire unexercised on the evaluation date and the high end of the range assumes that these SARs are exercised or expire unexercised upon contractual term.

Volatility
The volatility valuation input is based on the historical volatility of the Company’s common stock, which the Company believes is representative of the expected volatility over the expected life of SARs.

Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the SAR.

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

While the Company recognizes as stock-based compensation expense the entire amount of the fair value of a vested equity award once it has vested, during the periods in which the equity awards are vesting, the Company is required to estimate equity awards that are expected to cancel prior to vesting (“forfeitures”) and reduce the stock-based compensation expense recognized in a given period for the effects of estimated forfeitures over the expense recognition period (“forfeiture rate”). To determine the forfeiture rate, the Company examines the historical pattern of forfeitures which it believes is indicative of future forfeitures in an effort to determine if there were any discernible forfeiture patterns based on certain employee populations. From this analysis, the Company identified two employee populations that have different historical forfeiture rates. One population includes D&O and the other population includes all other QAD employees. The Company evaluates the forfeiture rate annually or more frequently when there have been any significant changes in forfeiture activity.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of QAD Inc. and all of its subsidiaries. All subsidiaries are wholly-owned and all significant balances and transactions among the entities have been eliminated from the consolidated financial statements.

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and short-term marketable securities with maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2014 and 2013, the Company’s cash and equivalents consisted of money market mutual funds invested in U.S. Treasury and government securities, deposit accounts and certificates of deposit.

PROPERTY AND EQUIPMENT

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

Certain costs associated with software developed for internal use, including services and payroll costs for employees, are capitalized once the project has reached the application development stage and are included in property and equipment classified as software. These costs are amortized using the straight-line method over the expected useful life of the software, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, maintenance, training and research and development costs are expensed as incurred.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses were $0.6 million for fiscal 2014 and $0.4 million for fiscal years 2013 and 2012.

COMPUTATION OF NET INCOME PER SHARE

Net income per share of Class A common stock and Class B common stock is computed using the two-class method. Holders of Class A common stock are entitled to cash or stock dividends equal to 120% of the amount of such dividend payable with respect to a share of Class B Common Stock.

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended January 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income	$6,386	$6,639	$10,784
Less: dividends declared	(4,362)	(8,677)	(4,095)
Undistributed net income (loss)	$2,024	$(2,038)	$6,689

Net income per share – Class A Common Stock
Dividends declared	$3,606	$7,166	$3,393
Allocation of undistributed net income (loss)	1,676	(1,683)	5,542
Net income attributable to Class A common stock	$5,282	$5,483	$8,935

Weighted average shares of Class A common stock outstanding—basic	12,501	12,596	12,873
Weighted average potential shares of Class A common stock	484	467	414
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	12,985	13,063	13,287

Basic net income per Class A common share	$0.42	$0.44	$0.69
Diluted net income per Class A common share	$0.41	$0.42	$0.67

Net income per share – Class B Common Stock
Dividends declared	$756	$1,511	$702
Allocation of undistributed net income (loss)	348	(355)	1,147
Net income attributable to Class B common stock	$1,104	$1,156	$1,849

Weighted average shares of Class B common stock outstanding—basic	3,149	3,160	3,193
Weighted average potential shares of Class B common stock	89	106	100
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,238	3,266	3,293

Basic net income per Class B common share	$0.35	$0.37	$0.58
Diluted net income per Class B common share	$0.34	$0.35	$0.56

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Class A	1,179	1,124	1,677
Class B	184	151	377

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

Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) losses for fiscal 2014, 2013 and 2012 totaled $(0.1) million, $1.2 million and $0.8 million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2014 or January 31, 2013.

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

OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net for fiscal 2014, 2013 and 2012 were as follows:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Interest income	$(284)	$(590)	$(630)
Interest expense	829	990	1,174
Foreign exchange (gains) losses	(67)	1,180	766
Change in fair value of interest rate swap	(634)	384	—
Other income, net	(593)	(446)	(218)
Total other (income) expense, net	$(749)	$1,518	$1,092

RESEARCH AND DEVELOPMENT

All costs incurred to establish the technological feasibility of the Company’s software products are expensed to research and development as incurred.

RECENT ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted.  The adoption of this accounting guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

 In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: a consensus of the FASB Emerging Issues Task Force.  This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective February 1, 2014 for the Company and should be applied prospectively; however retrospective application is also permissible. Early adoption of the guidance is permitted. At this time, the Company expects that the adoption of this ASU will impact the presentation of tax assets and liabilities on the statement of financial position, but is not expected to impact the Company’s financial position, results of operations or cash flows.

2. FAIR VALUE MEASUREMENTS

When determining fair value, the Company uses a three-tier value hierarchy which prioritizes the inputs used in measuring fair value. Whenever possible, the Company uses observable market data. The Company relies on unobservable inputs only when observable market data is not available. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. Money market mutual funds are recorded at fair value based upon quoted market prices and are therefore included in Level 1. The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves, and is therefore included in Level 2. The contingent liability associated with acquisitions is recorded at fair value based on significant inputs that are not observable in the market and is therefore included in Level 3. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014. The change in the fair value of the contingent liability of $0.3 million is reported in “Other (income) expense” in the Consolidated Statements of Income and Comprehensive Income. There is one remaining future payment due April 2015 which consists of a guaranteed payment of $0.3 million and $0.5 million contingent upon certain milestones.

The following table sets forth the Company’s financial assets, measured at fair value, as of January 31, 2014 and 2013:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of January 31, 2014	$57,204	$—	$—
Money market mutual funds as of January 31, 2013	$44,871	$—	$—
Asset related to interest rate swap as of January 31, 2014	$—	$250	$—
Liability related to interest rate swap as of January 31, 2013	$—	$(384)	$—
Contingent liability associated with aquisitions as of January 31, 2014	$—	$—	$(1,178)
Contingent liability associated with aquisitions as of January 31, 2013	$—	$—	$(1,392)

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Consolidated Balance Sheets. In addition, the amount of cash and equivalents included cash deposited with commercial banks and was $18.8 million and $20.1 million as of January 31, 2014 and January 31, 2013, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the year ended January 31, 2014.

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

The fair values of the derivative instrument at January 31, 2014 and January 31, 2013 were as follows (in thousands):

	Asset/(Liability) Derivative
		Fair Value
	Balance Sheet Location	January 31, 2014	January 31, 2013
Derivative instrument:
Interest rate swap	Other assets (liabilities)	$250	$(384)
Total		$250	$(384)

The change in fair value of the interest rate swap recognized in the Consolidated Statement of Income and Comprehensive Income for the years ended January 31, 2014 and 2013 was $0.6 million and ($0.4) million, respectively.

3.   BUSINESS COMBINATIONS

CEBOS

On December 28, 2012, the Company acquired all of the outstanding stock of CEBOS, Ltd. ("CEBOS"), a provider of quality management and regulatory compliance software solutions, in a nontaxable transaction. CEBOS was founded in 1998 and is headquartered in Michigan, USA. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth. The purchase price consisted of $3.5 million in cash and two future payments due April 2014 and April 2015. Each future payment consists of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. The contingent liability was estimated by assessing the probability of achieving each milestone and discounting the amount of each potential payment based on expected timing of the payment. The fair value of the liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense and is reported in “Other (income) expense” in the Consolidated Statements of Income and Comprehensive Income. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014. The additional undiscounted amount of future cash payments related to the second earn-out payment is between $0.3 million and $0.8 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $0.4 million	$1,318
Goodwill	2,561
Other intangible assets	3,450
Total assets acquired	7,329
Liabilities assumed	(1,233)
Deferred tax liability	(1,209)
Net assets acquired	$4,887

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
		$3,450

The Company evaluated pre-acquisition contingencies relating to CEBOS that existed as of the acquisition date. The Company preliminarily determined that certain of these pre-acquisition contingencies were probable in nature and estimable as of the acquisition date and, accordingly, recorded its best estimates for these contingencies as a part of the purchase price allocation. The purchase price allocation process requires the Company to use significant estimates and assumptions as of the business combination date.  During the fourth quarter of fiscal 2014 the Company finalized the allocation of the purchase price and recorded an adjustment of $0.1 million related to a change in certain assumptions associated with accounts receivable.  This adjustment increased the provisionally recognized goodwill by the same amount.

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

During fiscal 2014 the Company finalized the allocation of the purchase price.  There were no adjustments to the purchase price allocation.

The results of operations of DynaSys and CEBOS are included in the Consolidated Financial Statements from the date of acquisition. The acquisitions were not deemed material, thus pro forma supplemental information has not been provided.

4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	January 31,
	2014	2013
	(in thousands)
Buildings and building improvements	$32,298	$32,353
Computer equipment and software	22,121	22,668
Furniture and office equipment	10,856	11,066
Leasehold improvements	6,033	5,902
Land	3,850	3,850
Automobiles	43	270
	75,201	76,109
Less accumulated depreciation and amortization	(42,116)	(43,583)
	$33,085	$32,526

The changes in property and equipment, net for the fiscal years ended January 31, 2014 and 2013 were as follows:

	January 31,
	2014	2013
	(in thousands)
Cost
Balance at February 1	$76,109	$76,868
Additions	4,779	3,071
Acquisitions	—	1,220
Disposals	(5,145)	(5,216)
Impact of foreign currency translation	(542)	166
Balance at January 31	75,201	76,109

Accumulated depreciation
Balance at February 1	(43,583)	(43,729)
Acquisitions	—	(1,043)
Depreciation	(4,080)	(3,958)
Disposals	5,113	5,212
Impact of foreign currency translation	434	(65)
Balance at January 31	(42,116)	(43,583)
Property and equipment, net at January 31	$33,085	$32,526

Depreciation and amortization expense of property and equipment for fiscal 2014, 2013 and 2012 was $4.1 million, $4.0 million and $4.2 million, respectively. There was no impairment of property and equipment assets during fiscal 2014, 2013 and 2012.

5. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at January 31, 2014 and January 31, 2013 were as follows:

	January 31, 2014	January 31, 2013
	(in thousands)
Capitalized software costs:
Acquired software technology (1)	$3,577	$3,741
Capitalized software development costs (1)	1,183	1,253
	4,760	4,994
Less accumulated amortization	(1,445)	(814)
Capitalized software costs, net	$3,315	$4,180

(1)	Acquired software technology and capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased from the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS, as described in Note 3 “Business Combinations” within these Notes to Consolidated Financial Statements. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during fiscal 2014, approximately $0.5 million of costs and accumulated amortization was removed from the balance sheet.

Amortization of capitalized software costs for fiscal 2014, 2013 and 2012 was $1.2 million, $0.6 million and $0.5 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of January 31, 2014:

Fiscal Years	(in thousands)
2015	$1,118
2016	972
2017	798
2018	427
$3,315

6. GOODWILL

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2014, and 2013 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2012	$22,020	$(15,608)	$6,412
Impact of foreign currency translation	313	—	313
DynaSys acquisition	2,231	—	2,231
CEBOS acquisition	2,456	—	2,456
Balance at January 31, 2013	27,020	$(15,608)	$11,412
CEBOS adjustment (1)	105	—	105
Impact of foreign currency translation	(140)	—	(140)
Balance at January 31, 2014	$26,985	$(15,608)	$11,377

(1)	During the fourth quarter of fiscal 2014 the Company finalized the allocation of the purchase price and recorded an adjustment of $0.1 million related to a change in certain assumptions associated with accounts receivable. This adjustment increased the provisionally recognized goodwill by the same amount.

During each of the fourth quarters of fiscal 2014, 2013 and 2012, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30. As the market capitalization substantially exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2014, 2013 and 2012.

Intangible Assets
	January 31, 2014	January 31, 2013
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$3,048	$3,049
Trade name (1)	515	532
	3,563	3,581
Less: accumulated amortization	(978)	(279)
Net amortizable intangible assets	$2,585	$3,302

(1)	Customer relationships and trade name include the impact of foreign currency translation.

The Company’s intangible assets as of January 31, 2014 are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Consolidated Balance Sheets. As of January 31, 2014, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $710,000, $264,000 and $14,000 for the fiscal years 2014, 2013 and 2012 respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of January 31, 2014:

Fiscal Years	(in thousands)
2015	$716
2016	716
2017	716
2018	437
$2,585

7. DEFERRED REVENUES

Deferred revenues consisted of the following:

	January 31,
	2014	2013
	(in thousands)
Deferred maintenance revenue	$87,288	$85,823
Deferred license revenue	3,967	6,837
Deferred subscription revenue	7,590	5,456
Deferred services revenue	5,261	2,960
Deferred other revenue	54	117
Deferred revenues, current	104,160	101,193
Deferred revenues, non-current (in Other liabilities)	606	600
Total deferred revenues	$104,766	$101,793

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

8. OTHER BALANCE SHEET ACCOUNTS

	January 31,
	2014	2013
	(in thousands)
Accounts receivable, net
Accounts receivable	$73,787	$75,074
Less allowance for:
Doubtful accounts	(1,221)	(1,474)
Sales adjustments	(1,229)	(1,036)
	$71,337	$72,564
Other current assets
Deferred cost of revenues	$8,143	$8,561
Prepaid expenses	4,275	4,331
Income tax receivable, net of payables	1,620	—
Other	942	914
	$14,980	$13,806
Other assets, net
Other intangibles, net	$2,585	$3,302
Security deposits	1,504	1,587
Fair value of interest rate swap	250	—
Other long-term assets	475	717
	$4,814	$5,606
Accounts payable
Trade payables	$7,049	$7,608
VAT payable	3,993	4,929
	$11,042	$12,537
Other current liabilities
Accrued commissions and bonus	$13,322	$11,652
Accrued compensated absences	8,598	8,261
Other accrued payroll	3,647	3,252
Accrued professional fees	1,770	1,476
Accrued travel	1,421	1,219
Accrued contract labor	849	1,271
Contingent liability related to acquisition of CEBOS	471	—
Dividends payable	—	1,087
Other current liabilities	4,121	3,197
	$34,199	$31,415
Other liabilities
Long-term tax contingency reserve	$2,419	$2,374
Contingent liability related to acquisition of CEBOS	707	1,392
Long-term deferred revenue	606	600
Fair value of interest rate swap	—	384
Other	2,001	2,009
	$5,733	$6,759

9. DEBT

	January 31,
	2014	2013
	(in thousands)
Note payable	$15,474	$15,846
Less current maturities	(389)	(372)
Long-term debt	$15,085	$15,474

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

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance the 2004 Mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.16% at January 31, 2014. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2014 was $15.5 million.

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

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company’s ability to incur additional indebtedness. At January 31, 2014, the effective borrowing rate would have been 0.91%.

As of January 31, 2014, there were no borrowings under the Facility and the Company was in compliance with the financial covenants. The Company expects to renew this facility prior to its expiration in July 2014, under similar terms and based on market conditions at the time of renewal, although there can be no assurances that renewal will occur on reasonable terms, if at all.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2013	$(8,036)
Other comprehensive income before reclassifications	1,078
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	1,078
Balance as of January 31, 2014	$(6,958)

During fiscal 2014 there were no reclassifications from accumulated other comprehensive loss.

11. INCOME TAXES

Income tax expense is summarized as follows:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$303	$684	$1,669
State	33	25	376
Foreign	2,703	2,569	3,231
Subtotal	3,039	3,278	5,276
Deferred:
Federal	20	942	889
State	306	220	21
Foreign	297	(929)	(175)
Subtotal	623	233	735
Equity adjustment	104	140	5
Total	$3,766	$3,651	$6,016

Actual income tax expense differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Computed expected tax expense	$3,452	$3,499	$5,712
State income taxes, net of federal income tax expense	330	208	580
Incremental tax benefit from foreign operations	(2,676)	(1,355)	(1,945)
Non-deductible equity compensation	1,176	913	898
Foreign withholding taxes	1,171	928	981
Net change in valuation allowance	(108)	(826)	(336)
Net change in contingency reserve	45	(68)	147
Non-deductible expenses	1,084	296	354
Benefit of tax credits	(1,624)	(446)	(1,437)
Subpart F income	198	313	784
Rate change impact	(88)	164	(61)
Other	806	25	339
	$3,766	$3,651	$6,016

Consolidated U.S. (loss) income before income taxes was ($1.2) million, $2.3 million, and $4.4 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. The corresponding income before income taxes for foreign operations was $11.4 million, $8.0 million and $12.4 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for fiscal years ended March 31, 1998, 1999, 2008, 2009, 2010, 2011 and 2012
•	France for fiscal years ended 2011, 2012 and 2013
•	California for fiscal years ended 2004 and 2005
•	South Africa for fiscal year ended 2008
•	Thailand for fiscal year ended 2012
•	City of Wilmington, Delaware for calendar years 2009, 2010, 2011, 2012, 2013

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of our foreign subsidiaries. These permanently reinvested earnings are approximately $67.0 million at January 31, 2014. It is not practicable for the Company to determine the amount of the related unrecognized deferred income tax liability. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$492	$689
Accrued vacation	1,923	1,946
Tax credits	7,911	8,417
Deferred revenue	3,467	4,135
Net operating loss carry forwards	10,608	12,011
Accrued expenses - other	2,076	1,906
Section 263(a) interest capitalization	368	385
Equity compensation	4,306	4,856
Other	1,423	1,176
Total deferred tax assets	32,574	35,521
Less valuation allowance	(10,293)	(10,417)
Deferred tax assets, net of valuation allowance	$22,281	$25,104
Deferred tax liabilities:
Unrecognized capital gain	1,033	944
Depreciation and amortization	654	1,352
Other comprehensive income	295	1,507
Other	378	456
Total deferred tax liabilities	2,360	4,259
Total net deferred tax assets	$19,921	$20,845
Recorded as:
Current portion of deferred tax assets	8,242	4,426
Non-current portion of deferred tax assets	13,110	17,301
Current portion of deferred tax liabilities (in current deferred tax assets)	(109)	(12)
Non-current portion of deferred tax liabilities (in non-current deferred tax assets)	(1,322)	(870)
Total net deferred tax assets	$19,921	$20,845

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. If and when the Company’s operating performance improves on a sustained basis, the conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. At January 31, 2014 and 2013, the valuation allowance attributable to deferred tax assets was $10.3 million and $10.4 million, respectively.

Deferred tax assets at January 31, 2014 and 2013 do not include $1.2 million and $1.1 million, respectively, of excess tax benefits from employee stock exercises. During fiscal 2014, the Company was able to recognize $0.1 million of deferred excess tax benefits. Equity will be increased by an additional $1.2 million when such excess tax benefits are ultimately realized.

The Company has gross net operating loss carryforwards of $39.1 million and tax credit carryforwards of $9.9 million as of January 31, 2014. The majority of the Company’s net operating loss carryforwards do not expire, the remaining begin to expire in fiscal year 2015. The majority of the Company’s tax credit carryforwards do not expire, the remaining begin to expire in fiscal year 2019.

During the fiscal year ended January 31, 2014, the Company increased its reserves for uncertain tax positions by $0.1 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Income and Comprehensive Income as income tax expense. The liability for unrecognized tax benefits that may be recognized in the next twelve months is classified as short-term in the Company’s Consolidated Balance Sheet while the remainder is classified as long-term.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31,
	2014	2013
	(in thousands)
Unrecognized tax benefits at beginning of the year	$2,581	$2,649
Increases as a result of tax positions taken in a prior period	45	42
Increases as a result of tax positions taken in the current period	—	39
Reduction as a result of a lapse of the statute of limitations	—	(130)
Decreases as a result of tax settlements	—	(19)
Unrecognized tax benefit at end of year	$2,626	$2,581

All of the unrecognized tax benefits included in the balance sheet at January 31, 2014 would impact the effective tax rate on income from continuing operations, if recognized.

The total amount of interest recognized in the Consolidated Statement of Income and Comprehensive Income for unpaid taxes was $0.1 million for the year ended January 31, 2014. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 31, 2014 was $0.2 million.

In the next twelve months, due to a potential tax credit settlement and statute of limitations expiration an estimated $0.8 million of gross unrecognized tax benefits may be recognized.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. Below is a list of our material jurisdictions and the years open for audit as of fiscal 2014:

Jurisdiction	Years Open for Audit
U.S. Federal	FY11 and beyond
California	FY10 and beyond
Michigan	FY10 and beyond
New Jersey	FY10 and beyond
Australia	FY10 and beyond
France	FY11 and beyond
India	FY98 and beyond
Ireland	FY10 and beyond
United Kingdom	FY11 and beyond

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company has two classes of common stock. Each share of Class B Common Stock entitles the holder to one vote and each share of Class A Common Stock entitles the holder to 1/20th of one vote. On all matters, the Class A Common Stock and the Class B Common Stock will vote as a single class, except as otherwise required by applicable law or the articles of incorporation. Neither the Class A Common Stock nor the Class B Common Stock will be convertible into the other, and there will be no restrictions on the transferability of either class.

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

Dividends

The following table sets forth the dividends declared and paid by the Company during fiscal 2014:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount Paid in Cash	Class A Shares Issued	Fair Value of Class A Shares Issued
12/10/2013	12/24/2013	1/6/2014	$0.072	$0.060	$1,095,000	—	$—
9/10/2013	9/24/2013	10/1/2013	$0.072	$0.060	$1,090,000	—	$—
6/11/2013	6/25/2013	7/2/2013	$0.072	$0.060	$1,089,000	—	$—
4/24/2013	5/8/2013	5/15/2013	$0.072	$0.060	$1,083,000	—	$—
12/11/2012	12/26/2012	2/8/2013	$0.072	$0.060	$947,000	10,000	$145,000

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

13. STOCK-BASED COMPENSATION

Stock Plans

On June 7, 2006, the stockholders approved the QAD Inc. 2006 Stock Incentive Program (“2006 Program”). The 2006 Program allows for equity awards in the form of incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (“SARs”) and other stock rights. The stockholders authorized a maximum of 4,150,000 shares to be issued under the 2006 Program, of which 3,320,000 are reserved for issuance as Class A Common Stock and 830,000 are reserved for issuance as Class B Common Stock. On June 12, 2012, the Company's stockholders approved an amendment to the 2006 Stock Incentive Program to provide for an increase in the number of shares of Class A Common Stock reserved for issuance by 2,000,000 shares. As of January 31, 2014, 1,755,000 Class A Common Shares and 310,000 Class B Common Shares were available for issuance.

After the 2006 Program was adopted, the Company began issuing equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. Stock compensation expense, as required under ASC 718, is the same for stock-settled SARs and stock options. The Company also issues restricted stock units (“RSUs”).

Under the 2006 Program, SARs have generally been granted for a term of eight years, generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date.  RSUs granted to employees under the 2006 Program are generally released 25% after each year of service for four years and are contingent upon employment with the Company on the release date. Stock rights granted to non-employee directors at each annual election generally vest immediately. Stock based compensation is typically issued out of treasury shares.

Under the 2006 Program, officers, directors, employees, consultants and other independent contractors or agents of the Company or subsidiaries of the Company who are responsible for or contribute to the management, growth or profitability of its business are eligible for selection by the program administrators to participate. However, incentive stock options granted under the 2006 Program may only be granted to a person who is an employee of the Company or one of its subsidiaries.

At January 31, 2014, outstanding under the 2006 Program, there were 2,444,000 SARs to purchase Class A Common Stock and 382,000 SARs to purchase Class B Common Stock. In addition, at January 31, 2014, outstanding under the 2006 Program, there were 425,000 RSUs of Class A Common Stock and 5,000 RSUs of Class B Common Stock.

Also outstanding at January 31, 2014 were 13,000 non-statutory stock options to purchase Class A Common Stock and 3,000 non-statutory stock options to purchase Class B Common Stock that had been granted under a previous plan.

Stock- Based Compensation
The following table sets forth reported stock compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 31, 2014, 2013 and 2012.

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Stock-based compensation expense:
Cost of maintenance, subscription and other revenue	$201	$197	$221
Cost of professional services	476	482	526
Sales and marketing	858	835	813
Research and development	628	658	667
General and administrative	2,517	2,436	2,280
Total stock-based compensation expense	$4,680	$4,608	$4,507

The Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows. There were $72,000, $462,000 and $33,000 excess tax benefits recorded for equity awards exercised in the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

Option/SAR Information

The weighted average assumptions used to value SARs are shown in the following table:

	Years Ended January 31,
	2014	2013	2012
Expected life in years	4.57	4.61	4.52
Risk free interest rate	1.00%	0.69%	0.98%
Volatility	53%	61%	67%
Dividend rate	2.42%	2.25%	2.59%

The following table summarizes the activity for outstanding options and SARs for the fiscal years ended January 31, 2014, 2013 and 2012:

	Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2011	2,653	$11.33
Granted	502	10.28
Exercised	(164)	8.08
Expired	(46)	14.28
Forfeited	(74)	9.26
Outstanding at January 31, 2012	2,871	$11.34
Granted	570	12.90
Exercised	(272)	8.34
Expired	(222)	22.26
Forfeited	(27)	9.49
Outstanding at January 31, 2013	2,920	$11.11
Granted	599	11.73
Exercised	(404)	9.21
Expired	(230)	15.16
Forfeited	(43)	10.68
Outstanding at January 31, 2014	2,842	$11.19	5.0	$19,087
Vested and expected to vest at January 31, 2014 (1)	2,808	$11.18	5.0	$18,877
Vested and exercisable at January 31, 2014	1,459	$10.83	3.5	$10,214

(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options and SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of January 31, 2014 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on January 31, 2014. The total intrinsic value of stock options or SARs exercised in the years ended January 31, 2014, 2013 and 2012 was $2.1 million, $1.4 million and $0.5 million, respectively. The weighted average grant date fair value per share of SARs granted in the years ended January 31, 2014, 2013 and 2012 was $4.24, $5.37 and $4.51, respectively.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2014, 2013 and 2012, the Company withheld 49,000 shares, 35,000 shares and 13,000 shares for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2014, 2013 and 2012 were $710,000, $475,000 and $144,000, respectively.

At January 31, 2014, there was approximately $4.9 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

RSU Information

The following table summarizes the activity for RSUs for the fiscal years ended January 31, 2014, 2013 and 2012:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock at January 31, 2011	435	$10.02
Granted	174	9.32
Released (1)	(178)	11.02
Forfeited	(17)	9.35
Restricted stock at January 31, 2012	414	$9.32
Granted	200	12.20
Released (1)	(223)	9.84
Forfeited	(6)	10.99
Restricted stock at January 31, 2013	385	$10.49
Granted	231	11.20
Released (1)	(165)	10.05
Forfeited	(21)	11.14
Restricted stock at January 31, 2014	430	$11.02

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2014, 2013 and 2012, the Company withheld 47,000 shares, 57,000 shares and 58,000 shares, respectively, for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2014, 2013 and 2012 were $0.6 million, $0.7 million and $0.6 million, respectively.

Total unrecognized compensation cost related to RSUs was approximately $3.5 million as of January 31, 2014. This cost is expected to be recognized over a period of approximately 2.7 years.

14. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible contribution. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal years 2014, 2013 and 2012 were $1.5 million, $1.5 million and $1.4 million, respectively.

Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 3% to 22%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $4.6 million, $4.2 million and $3.8 million during fiscal years 2014, 2013 and 2012, respectively.

15. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. The leases generally provide that QAD pays taxes, insurance and maintenance expenses related to the leased assets. Total rent expense for fiscal years 2014, 2013 and 2012 was $5.8 million, $6.0 million and $6.5 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2014 are as follows (in millions):

2015	$6.1
2016	4.3
2017	2.7
2018	1.9
2019	1.3
Thereafter	0.6
$16.9

Purchase Obligations

At January 31, 2014, the Company had $7.3 million of other non-cancelable contractual obligations, related to the purchase of goods and services not included in the table above.

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

16. BUSINESS SEGMENT INFORMATION

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

Capital expenditures and property and equipment, net are assigned by geographic region based on the location of each legal entity.

	Years Ended January 31,
	2014	2013	2012
	(in thousands)
Revenue:
North America (1)	$113,937	$109,388	$103,272
EMEA	89,133	76,182	75,965
Asia Pacific	46,391	48,346	47,707
Latin America	16,850	18,256	20,314
	$266,311	$252,172	$247,258

Capital expenditures:
North America	$2,440	$1,664	$1,724
EMEA	1,224	1,071	935
Asia Pacific	1,029	264	1,004
Latin America	86	72	118
	$4,779	$3,071	$3,781

	January 31,
	2014	2013
	(in thousands)
Property and equipment, net:
North America	$26,861	$26,854
EMEA	4,677	4,543
Asia Pacific	1,394	946
Latin America	153	183
	$33,085	$32,526

(1)	Sales into Canada accounted for 2%, 3% and 3% of North America total revenue 2014, 2013 and 2012, respectively.

17. QUARTERLY INFORMATION (Unaudited)

	Quarters Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal 2014
Total revenue	$61,927	$65,194	$65,660	$73,530
Total costs and expenses	63,648	63,704	61,859	67,697
Gross margin	33,302	36,417	36,755	42,831
Operating (loss) income	(1,721)	1,490	3,801	5,833
Net (loss) income	(1,263)	1,254	2,049	4,346
Basic net (loss) income per share
Class A	$(0.08)	$0.08	$0.14	$0.29
Class B	(0.07)	0.07	0.11	0.24
Diluted net (loss) income per share
Class A	$(0.08)	$0.08	$0.13	$0.27
Class B	(0.07)	0.07	0.11	0.23
Fiscal 2013
Total revenue	$63,708	$60,969	$61,709	$65,786
Total costs and expenses	59,754	59,411	58,629	62,570
Gross margin	37,089	33,950	35,178	38,362
Operating income	3,954	1,558	3,080	3,216
Net income	1,844	959	1,825	2,011
Basic net income per share
Class A	$0.12	$0.06	$0.12	$0.13
Class B	0.10	0.05	0.10	0.11
Diluted net income per share
Class A	$0.12	$0.06	$0.12	$0.13
Class B	0.10	0.05	0.10	0.11

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Statements of Income	Write-Offs, Net of Recoveries	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2012
Allowance for bad debt	1,165	171	(32)	(21)	1,283
Allowance for sales returns	1,496	989	(1,303)	2	1,184
Total allowance for doubtful accounts	$2,661	$1,160	$(1,335)	$(19)	$2,467
Year ended January 31, 2013
Allowance for bad debt	1,283	324	(131)	(2)	1,474
Allowance for sales returns	1,184	413	(548)	(13)	1,036
Total allowance for doubtful accounts	$2,467	$737	$(679)	$(15)	$2,510
Year ended January 31, 2014
Allowance for bad debt	1,474	72	(313)	(12)	1,221
Allowance for sales returns	1,036	982	(729)	(60)	1,229
Total allowance for doubtful accounts	$2,510	$1,054	$(1,042)	$(72)	$2,450

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2014.

QAD Inc.

By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker	Chairman of the Board, President	April 11, 2014
Pamela M. Lopker

/s/ Karl F. Lopker	Director, Chief Executive Officer	April 11, 2014
Karl F. Lopker	(Principal Executive Officer)

/s/ Daniel Lender	Executive Vice President,	April 11, 2014
Daniel Lender	Chief Financial Officer
(Principal Financial Officer)

/s/ Kara Bellamy	Sr. Vice President, Corporate Controller	April 11, 2014
Kara Bellamy	(Chief Accounting Officer)

/s/ Scott Adelson	Director	April 11, 2014
Scott Adelson

/s/ Peter R. van Cuylenburg	Director	April 11, 2014
Peter R. van Cuylenburg

/s/ Tom O’Malia	Director	April 11, 2014
Tom O’Malia

/s/ Lee Roberts	Director	April 11, 2014
Lee Roberts

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE

3.1
Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on December 15, 2010 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011)

3.2	Revised Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on December 13, 2013)

4.1	Specimen Class A and Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011)

10.1	QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Commission File No. 333- 28441))

10.1(a)	Forms of Agreement for QAD Inc. 1997 Stock Incentive Program (Incorporated by reference to Exhibit 10.1(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.2	QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-137417))

10.2(a)	Forms of Agreement for QAD Inc. 2006 Stock Incentive Program (Incorporated by reference to Exhibit 10.2(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

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

[This page intentionally left blank]