Form 10-Q
period 2014-04-30
QAD INC
filed 2014-06-06
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number  0-22823

QAD Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0105228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Innovation Place, Santa Barbara, California  93108
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

As of May 31, 2014, there were 12,678,068 shares of the Registrant’s Class A common stock outstanding and 3,176,410 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30,	January 31,
	2014	2014
Assets
Current assets:
Cash and equivalents	$78,225	$75,984
Accounts receivable, net of allowances of $2,458 and $2,450 at April 30, 2014 and January 31, 2014, respectively	51,398	71,337
Deferred tax assets, net	8,282	8,133
Other current assets	15,414	14,980
Total current assets	153,319	170,434
Property and equipment, net	32,869	33,085
Capitalized software costs, net	3,095	3,315
Goodwill	11,459	11,377
Deferred tax assets, net	10,488	11,788
Other assets, net	4,681	4,814
Total assets	$215,911	$234,813

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$393	$389
Accounts payable	7,859	11,042
Deferred revenue	97,283	104,160
Other current liabilities	28,831	34,199
Total current liabilities	134,366	149,790
Long-term debt	14,984	15,085
Other liabilities	3,050	5,733
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,150,543 shares and 14,150,089 shares at April 30, 2014 and January 31, 2014, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,101 shares and 3,537,029 shares at April 30, 2014 and January 31, 2014, respectively	4	4
Additional paid-in capital	149,685	150,837
Treasury stock, at cost (1,837,510 shares and 1,930,436 shares at April 30, 2014 and January 31, 2014, respectively)	(26,712)	(28,220)
Accumulated deficit	(52,661)	(51,472)
Accumulated other comprehensive loss	(6,819)	(6,958)
Total stockholders’ equity	63,511	64,205
Total liabilities and stockholders’ equity	$215,911	$234,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 30,
	2014	2013
Revenue:
License fees	$6,652	$6,218
Subscription fees	6,192	4,042
Maintenance and other	36,076	35,201
Professional services	19,565	16,466
Total revenue	68,485	61,927

Costs of revenue:
License fees	900	955
Maintenance, subscription and other	11,956	11,062
Professional services	18,575	16,608
Total cost of revenue	31,431	28,625

Gross profit	37,054	33,302

Operating expenses:
Sales and marketing	16,477	16,056
Research and development	11,195	10,845
General and administrative	8,904	7,946
Amortization of intangibles from acquisitions	180	176
Total operating expenses	36,756	35,023

Operating income (loss)	298	(1,721)

Other expense (income):
Interest income	(57)	(97)
Interest expense	181	203
Other expense (income), net	226	(273)
Total other expense (income), net	350	(167)

Loss before income taxes	(52)	(1,554)
Income tax expense (benefit)	24	(291)

Net loss	$(76)	$(1,263)

Basic net loss per share
Class A	$(0.01)	$(0.08)
Class B	$(0.00)	$(0.07)
Diluted net loss per share
Class A	$(0.01)	$(0.08)
Class B	$(0.00)	$(0.07)

Net loss	$(76)	$(1,263)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	139	373
Total comprehensive income (loss)	$63	$(890)

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(76)	$(1,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,419	1,473
Provision for doubtful accounts and sales adjustments	159	181
Stock compensation expense	876	944
Change in fair value of a derivative instrument	46	287
Excess tax benefits from share-based payment arrangements	(143)	(51)
Other, net	12	12
Changes in assets and liabilities:
Accounts receivable	20,322	28,373
Other assets	(1,093)	(1,490)
Accounts payable	(3,314)	(4,313)
Deferred revenue	(8,073)	(6,937)
Other liabilities	(6,957)	(4,943)
Net cash provided by operating activities	3,178	12,273
Cash flows from investing activities:
Purchase of property and equipment	(570)	(1,130)
Capitalized software costs	(56)	(54)
Other	—	4
Net cash used in investing activities	(626)	(1,180)
Cash flows from financing activities:
Repayments of debt	(97)	(94)
Tax payments, net of proceeds, related to stock awards	(577)	(133)
Payment of contingent liability associated with acquisitions	(471)	—
Excess tax benefits from share-based payment arrangements	143	51
Dividends paid	—	(947)
Repurchase of common stock	—	(686)
Net cash used in financing activities	(1,002)	(1,809)

Effect of exchange rates on cash and equivalents	691	(512)

Net increase in cash and equivalents	2,241	8,772

Cash and equivalents at beginning of period	75,984	65,009

Cash and equivalents at end of period	$78,225	$73,781

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$1,103	$1,083
Dividends paid in stock	—	145

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2014 are not necessarily indicative of the results to be expected for the year ending January 31, 2015.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 was effective for and adopted by the Company in the first quarter of fiscal 2015 and was applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of ASU 2013-11 impacted the Company’s financial statement presentation and disclosures, but otherwise did not impact the Company’s condensed consolidated results of operations or cash flows.

2.	COMPUTATION OF NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	April 30,
	2014	2013
	(in thousands except per share data)
Net loss	$(76)	$(1,263)
Less: Dividends declared	(1,103)	(1,088)
Undistributed net loss	$(1,179)	$(2,351)

Net loss per share – Class A Common Stock
Dividends declared	$912	$899
Allocation of undistributed net loss	(976)	(1,942)
Net loss attributable to Class A common stock	$(64)	$(1,043)

Weighted average shares of Class A common stock outstanding—basic	12,628	12,429
Weighted average potential shares of Class A common stock	—	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	12,628	12,429

Basic net loss per Class A common share	$(0.01)	$(0.08)
Diluted net loss per Class A common share	$(0.01)	$(0.08)

Net loss per share – Class B Common Stock
Dividends declared	$191	$189
Allocation of undistributed net loss	(203)	(409)
Net loss attributable to Class B common stock	$(12)	$(220)

Weighted average shares of Class B common stock outstanding—basic	3,168	3,145
Weighted average potential shares of Class B common stock	—	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,168	3,145

Basic net loss per Class B common share	$(0.00)	$(0.07)
Diluted net loss per Class B common share	$(0.00)	$(0.07)

Index
Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock options and stock appreciation rights (“SARs”). The Company’s unvested RSUs and unexercised SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise.

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended
	April 30,
	2014	2013
	(in thousands)
Class A	2,778	2,804
Class B	371	456

3.	FAIR VALUE MEASUREMENTS

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

•	Level 1 - Money market mutual funds are recorded at fair value based upon quoted market prices.

•	Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

•	Level 3 - The contingent liability associated with the acquisition of CEBOS is recorded at fair value based on significant inputs that are not observable in the market. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. There is one remaining future payment due April 2015 which consists of a guaranteed payment of $0.3 million and $0.5 million contingent upon certain milestones.

Index
The following table sets forth the financial assets, measured at fair value, as of April 30, 2014 and January 31, 2014:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of April 30, 2014	$54,203
Money market mutual funds as of January 31, 2014	$57,204
Asset related to the interest rate swap as of April 30, 2014		$204
Asset related to the interest rate swap as of January 31, 2014		$250
Contingent liability associated with acquisitions as of April 30, 2014			$(719)
Contingent liability associated with acquisitions as of January 31, 2014			$(1,178)

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $24 million and $19 million as of April 30, 2014 and January 31, 2014, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the three months ended April 30, 2014.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 6 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at April 30, 2014 and January 31, 2014 were as follows (in thousands):

	Asset Derivative
		Fair Value
	Balance Sheet Location	April 30, 2014	January 31, 2014
Derivative instrument:
Interest rate swap	Other assets, net	$204	$250
Total		$204	$250

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2014 and 2013 was $46,000 and $287,000, respectively.

Index
4.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2014 and January 31, 2014 were as follows:

	April 30,	January 31,
	2014	2014
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,577	$3,577
Capitalized software development costs (1)	1,142	1,183
	4,719	4,760
Less accumulated amortization	(1,624)	(1,445)
Capitalized software costs, net	$3,095	$3,315

(1)	Capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

Amortization of capitalized software costs was $0.3 million for each of the three months ended April 30, 2014 and 2013. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of April 30, 2014:

Fiscal Years	(in thousands)
2015 remaining	$847
2016	998
2017	817
2018	433
$3,095

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 30, 2014 were as follows:

	Gross Carrying	Accumulated
	Amount	Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2014	$26,985	$(15,608)	$11,377
Impact of foreign currency translation	82	—	82
Balance at April 30, 2014	$27,067	$(15,608)	$11,459

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2014. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2013. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2014. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2014, that would cause the Company to test goodwill for impairment.

Index
Intangible Assets

	April 30,	January 31,
	2014	2014
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$3,077	$3,048
Trade name	515	515
	3,592	3,563
Less: accumulated amortization	(1,168)	(978)
Net amortizable intangible assets	$2,424	$2,585

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of April 30, 2014, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.2 million for each of the first quarters of fiscal 2015 and 2014. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of April 30, 2014:

Fiscal Years	(in thousands)
2015 remaining	$541
2016	722
2017	722
2018	439
$2,424

6.	DEBT

	April 30,	January 31,
	2014	2014
	(in thousands)
Note payable	$15,377	$15,474
Less current maturities	(393)	(389)
Long-term debt	$14,984	$15,085

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.15% at April 30, 2014. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2014 was $15.4 million.

Index
Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2014 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At April 30, 2014, the effective borrowing rate would have been 0.90%.

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

As of April 30, 2014, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2014	$(6,958)
Other comprehensive income	139
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	139
Balance as of April 30, 2014	$(6,819)

During the first quarter of fiscal 2015 there were no reclassifications from accumulated other comprehensive loss.

8.	INCOME TAXES

During the first quarter of fiscal 2015 the Company adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  As a result of adoption of ASU 2013-11, the Company reduced its unrecognized tax benefits by $1.4 million with an accompanying reduction of deferred tax assets by $1.4 million.  The gross amount of unrecognized tax benefits was $2.6 million at April 30, 2014, including interest and penalties. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits, an estimated $0.8 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2014, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

Index
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:
•	India for fiscal years ended March 31, 1998, 1999, 2008, 2009, 2010, 2011 and 2012
•	France for the fiscal years ended 2011, 2012 and 2013
•	California for fiscal years ended 2004 and 2005
•	City of Wilmington, Delaware for the calendar years 2009, 2010, 2011, 2012, 2013
•	Minnesota for the fiscal years ended 2010, 2011, 2012, 2013

During the first quarter of fiscal year 2015, QAD Thailand settled its audit for the fiscal year ended January 31, 2012 and QAD South Africa settled its audit for the fiscal year ended January 31, 2008. No material adjustments were made as a result of such settlements.

9.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first quarter of fiscal 2015:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
4/16/2014	4/30/2014	5/7/2014	$0.072	$0.06	$1,103,000

10.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of stock options, SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 13 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2014.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Cost of maintenance, subscription and other revenue	$37	$38
Cost of professional services	87	98
Sales and marketing	127	167
Research and development	92	139
General and administrative	533	502
Total stock-based compensation expense	$876	$944

Option/SAR Information

The weighted average assumptions used to value SARs granted in the three months ended April 30, 2014 and 2013 are shown in the following table:

	Three Months Ended April 30,
	2014	2013 (5)
Expected life in years (1)	3.75	—
Risk free interest rate (2)	1.14%	—
Volatility (3)	49%	—
Dividend rate (4)	2.44%	—

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested stock option and SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for stock options and SARs that were fully vested and outstanding.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ending on April 30, 2014.

(5)	There were no SARs granted during the three months ended April 30, 2013.

Index
The following table summarizes the activity for outstanding stock options and SARs for the three months ended April 30, 2014:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2014	2,842	$11.19
Granted	7	19.66
Exercised	(248)	10.53
Expired	(2)	13.41
Forfeited	(23)	11.69
Outstanding at April 30, 2014	2,576	$11.27	5.0	$18,899
Vested and expected to vest at April 30, 2014 (1)	2,549	$11.26	5.0	$18,716
Vested and exercisable at April 30, 2014	1,211	$10.89	3.6	$9,190

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2014, and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on April 30, 2014. The total intrinsic value of stock options and SARs exercised in the three months ended April 30, 2014 was $2.3 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the quarter ended April 30, 2014, the Company withheld 38,000 shares for payment of these taxes at a value of $0.8 million.

At April 30, 2014, there was approximately $4.4 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

Index
The following table summarizes the activity for RSUs for the three months ended April 30, 2014:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2014	430	$11.02
Granted	2	19.44
Released (1)	(6)	10.45
Forfeited	(13)	10.61
Restricted stock at April 30, 2014	413	$11.10

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2014, the Company withheld 3,000 shares for payment of these taxes at a value of $45,000.

Total unrecognized compensation cost related to RSUs was approximately $3.2 million as of April 30, 2014. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products through its direct sales force in four geographic regions: North America; Europe, the Middle East and Africa (“EMEA”); Asia Pacific; and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, reviews the consolidated results within one operating segment.

Index
License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

	Three Months Ended April 30,
	2014	2013
Revenue:	(in thousands)
North America (1)	$29,139	$26,566
EMEA	24,151	19,807
Asia Pacific	11,332	11,654
Latin America	3,863	3,900
	$68,485	$61,927

(1)	Sales into Canada accounted for 2% and 3% of North America total revenue in the three months ended April 30, 2014 and 2013, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2014, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for bad debt and sales returns; c) capitalized software development costs; d) impairment assessments on goodwill and intangible assets; e) business combinations; f) valuation of deferred tax assets and tax contingency reserves; and g) stock-based compensation are further discussed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Index
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

We have four principal sources of revenue:

•	License purchases of our Enterprise Applications;

•	Subscription to our Enterprise Applications through our Cloud offering in a SaaS model as well as other hosted Internet applications;

•	Maintenance and support, including technical support, training materials, product enhancements and upgrades;

•	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first quarter of fiscal 2015, approximately 43% of our total revenue was generated in North America, 35% in EMEA, 16% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2014, we employed approximately 1,600 employees worldwide, of which 590 employees were based in North America, 480 employees in EMEA, 460 employees in Asia Pacific and 70 employees in Latin America.

Index
SUMMARY OF FISCAL 2015 FIRST QUARTER

Total revenue for the first quarter of fiscal 2015 increased by 11% to $68.5 million compared to the prior year period. The two primary drivers of our revenue growth were subscription revenue from our cloud offering and professional services revenue.  Excluding the effect of foreign exchange fluctuations, we expect that total revenue generally will continue to increase in fiscal 2015 due to continued demand for our software products, the high percentage of customers that renew their maintenance contracts and continued growth in cloud revenue.

License Revenue. License revenue is primarily derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In the first quarter of fiscal 2015, license revenue increased by 7% to $6.7 million compared to the prior year period. Although our quarterly license billings were relatively consistent when compared to the prior year quarter, our license revenue in the prior year quarter was impacted by deals closed but deferred for accounting purposes. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence (“VSOE”) requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

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

Subscription Revenue. Growing our cloud model, which generates subscription revenue, and offering our products as software-as-a-service (“SaaS”) continues to be a key strategic and growth initiative for us. In the first quarter of fiscal 2015, subscription revenue increased by 53% to $6.2 million compared to the prior year period. Our cloud customers include a mix of new user implementations of our cloud product and existing customers who have converted from our on-premise model. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months.  We expect cloud revenue in fiscal 2015 will continue to grow at a rate above 30%.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In the first quarter of fiscal 2015, maintenance revenue increased by 2% to $36.1 million compared to the prior year period. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; (5) adjustments to revenue as a result of revenue recognition rules; and (6) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months.  Our maintenance revenue is negatively impacted by customers that transition to QAD Cloud ERP.  When customers transition to our cloud solution they no longer need to pay for maintenance as those services are included as a component of our subscription offering.

Index
Professional Services Revenue. Our services business consists of professional services, including consulting and training related to our solutions. In the first quarter of fiscal 2015, our services revenue increased by 19% to $19.6 million compared to the prior year period. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues.

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

Cash Flow and Financial Condition. In the first quarter of fiscal 2015, we generated cash flow from operating activities of $3.2 million. Our cash and equivalents at April 30, 2014 totaled $78.2 million, with the only debt on our balance sheet of $15.4 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity related transactions.

In fiscal 2015, we anticipate that our priorities for use of cash will be growing our cloud business in addition to developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery and technology direction, and the growth of our cloud solution. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2015.

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

Index
Revenue

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2014	$	%	April 30, 2013
(in thousands)
Revenue
License fees	$6,652	$434	7%	$6,218
Percentage of total revenue	10%			10%
Subscription fees	6,192	2,150	53%	4,042
Percentage of total revenue	9%			6%
Maintenance and other	36,076	875	2%	35,201
Percentage of total revenue	53%			57%
Professional services	19,565	3,099	19%	16,466
Percentage of total revenue	28%			27%
Total revenue	$68,485	$6,558	11%	$61,927

Total Revenue. Total revenue was $68.5 million and $61.9 million for the first quarter of fiscal 2015 and 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, total revenue for the current quarter would have been approximately $68.4 million, representing a $6.5 million, or 10%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 57% for the first quarter of fiscal 2015 and fiscal 2014. Total revenue increased in our North America and EMEA regions and decreased in our Asia Pacific and Latin America regions during the first quarter of fiscal 2015 when compared to the same quarter last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the first quarter of fiscal 2015 was approximately 29% in automotive, 23% in consumer products and food and beverage, 33% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for the first quarter of fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences.

License Revenue. License revenue was $6.7 million and $6.2 million for the first quarter of fiscal 2015 and 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, license revenue for the current quarter would have been approximately $6.6 million, representing a $0.4 million, or 6%, increase from the same period last year. License revenue increased in our EMEA region, remained flat in our North America region and decreased in our Asia Pacific and Latin America regions during the first quarter of fiscal 2015 when compared to the same quarter last year.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2015, two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Similarly, during the first quarter of fiscal 2014, two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.  Although our quarterly license billings were relatively consistent when compared to the prior year quarter, our license revenue in the prior year quarter was impacted by deals closed but deferred for accounting purposes.

Subscription Revenue. Subscription revenue was $6.2 million and $4.0 million for the first quarter of fiscal 2015 and 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, subscription revenue for the current quarter would have been unchanged at $6.2 million, representing a $2.1 million, or 53%, increase from the same period last year. Subscription revenue increased in our North America, EMEA and Latin America regions and remained relatively flat in our Asia Pacific region during the first quarter of fiscal 2015 when compared to the same quarter last year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which consists of new customers, QAD customers converting from on-premise and additional users and modules purchased from our existing cloud customers. Our North America and EMEA regions contributed the majority of the increase in subscription revenue. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

Index
Maintenance and Other Revenue. Maintenance and other revenue was $36.1 million and $35.2 million for the first quarter of fiscal 2015 and 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, the first quarter of fiscal 2015 maintenance and other revenue would have been approximately $36.2 million, representing a $1.0 million, or 3%, increase from the same period last year. Maintenance and other revenue increased in our North America, EMEA and Asia Pacific regions and remained relatively flat in our Latin America region during the first quarter of fiscal 2015 when compared to the same quarter last year. The increase in maintenance and other revenue was primarily related to price increases, new customers, new users, delayed renewals and new modules in excess of cancellations.  In addition, the first quarter of fiscal 2015 was the first period in which we were able to recognize the full value of maintenance revenue from our CEBOS acquisition unadjusted by purchase accounting rules.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the first quarters of both fiscal 2015 and 2014.

Professional Services Revenue. Professional services revenue was $19.6 million and $16.5 million for the first quarter of fiscal 2015 and 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, professional services revenue for the first quarter of fiscal 2015 would have been approximately $19.4 million, representing a $2.9 million, or 18%, increase from the same period last year. Professional services revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the first quarter of fiscal 2015 compared to the same quarter last year. The number of engagements and the average revenue per engagement were both higher in the first quarter of fiscal 2015 than in the same period of last year. We believe this was a result of increased cloud subscriptions and license sales which have resulted in larger implementation or upgrade projects. The increase in professional services revenue is consistent with our overall growth, with several large engagements in our EMEA region making a large contribution.

Cost of Revenue

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2014	$	%	April 30, 2013
(in thousands)
Cost of revenue
Cost of license fees	$900	$(55)	-6%	$955
Cost of maintenance, subscription and other	11,956	894	8%	11,062
Cost of professional services	18,575	1,967	12%	16,608
Total cost revenue	$31,431	$2,806	10%	$28,625
Percentage of revenue	46%			46%

Cost of license fees includes license royalties, amortization of capitalized software and fulfillment. Cost of maintenance, subscription and other includes personnel costs of fulfilling maintenance and subscription contracts, stock-based compensation for those employees, travel expense, professional fees, hosting costs, royalties, direct material and an allocation of information technology and facilities costs. Direct material charges include the cost of fulfilling maintenance and subscription contracts, hardware, costs associated with transferring our software to electronic media, printing of user manuals and packaging materials. Cost of professional services includes personnel costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total Cost of Revenue. Total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $31.4 million for the first quarter of fiscal 2015 and $28.6 million for the first quarter of fiscal 2014, and as a percentage of total revenue was 46% for both the first quarter of fiscal 2015 and 2014. Holding foreign currency exchange rates constant to fiscal 2014, total cost of revenue for the first quarter of fiscal 2015 would have been approximately $31.5 million and as a percentage of total revenue would have been unchanged at 46%.  The non-currency related increase in cost of revenue of $2.9 million, or 10%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to higher personnel and hosting costs associated with higher subscription revenue and higher personnel and subcontractor costs associated with higher professional services revenue.

Index
Cost of License Fees.  Cost of license fees was $0.9 million and $1.0 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, cost of license fees for the first quarter of fiscal 2015 would have been unchanged at $0.9 million, representing a decrease of $0.1 million, or 10%. The non-currency related decrease in cost of license fees of $0.1 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was due to slightly lower royalties.  Cost of license fees as a percentage of license revenue was 14% and 15% for the first quarter of fiscal 2015 and 2014, respectively.

Cost of Maintenance, Subscription and Other.  Cost of maintenance, subscription and other was $12.0 million and $11.1 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, cost of maintenance, subscription and other in the first quarter of fiscal 2015 would have been unchanged at $12.0 million, representing an increase of $0.9 million, or 8%. The non-currency related increase in cost of maintenance, subscription and other of $0.9 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to higher subscription costs, which included higher hosting costs of $0.7 million and higher personnel costs of $0.4 million, as a result of increased headcount of 22 people. The higher subscription costs were incurred to support the growth in our cloud business. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenue was 28% for the first quarter of both fiscal 2015 and 2014.

Cost of Professional Services.  Cost of professional services was $18.6 million and $16.6 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, cost of professional services for the first quarter of fiscal 2015 would have been unchanged at $18.6 million, representing an increase of $2.0 million, or 12%. The non-currency related increase in cost of professional services of $2.0 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to higher subcontractor costs of $0.6 million, higher personnel costs of $0.6 million as a result of increased headcount of 15 people and higher travel of $0.2 million. In addition, the increase in cost of professional services included $0.5 million of personnel costs from other departments to help support the increase in services engagements. Cost of professional services as a percentage of professional services revenue was 95% and 101% for the first quarter of fiscal 2015 and 2014, respectively.

Sales and Marketing

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2014	$ %		April 30, 2013
(in thousands)
Sales and marketing	$16,477	$421	3%	$16,056
Percentage of revenue	24%			26%

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

Sales and marketing expense was $16.5 million and $16.1 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, sales and marketing expense for the first quarter of fiscal 2015 would have been unchanged at $16.5 million, representing an increase of $0.4 million, or 3%. The non-currency related increase in sales and marketing expense of $0.4 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was due primarily to higher salaries and related expense of $0.3 million and higher bonuses of $0.2 million partially offset by lower severance of $0.2 million.

Index
Research and Development

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2014	$ %		April 30, 2013
(in thousands)
Research and development	$11,195	$350	3%	$10,845
Percentage of revenue	17%			18%

Research and development is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation, training and travel expense for research and development employees, and professional services, such as fees paid to software development firms and independent contractors. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by reimbursements from joint development projects.

Research and development expense was $11.2 million and $10.8 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, research and development expense for the first quarter of fiscal 2015 would have remained unchanged at $11.2 million, representing an increase of $0.4 million, or 4%. The non-currency related increase in research and development expense of $0.4 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was due primarily to higher bonuses of $0.3 million.

General and Administrative

		Increase
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2014	$ %		April 30, 2013
(in thousands)
General and administrative	$8,904	$958	12%	$7,946
Percentage of revenue	13%			13%

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

General and administrative expense was $8.9 million and $7.9 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. Holding foreign currency exchange rates constant to fiscal 2014, general and administrative expense for the first quarter of fiscal 2015 would have been remained unchanged at $8.9 million, representing an increase of $1.0 million, or 13%. The non-currency related increase in general and administrative expense of $1.0 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to higher professional fees of $0.3 million, higher bonuses of $0.2 million and lower capitalized costs of $0.2 million related to an internal systems upgrade.

Index
Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million for both the first quarter of fiscal 2015 and 2014. Amortization expense in the first quarter of fiscal 2015 and 2014 was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other Expense (Income)

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2014	$	%	April 30, 2013
(in thousands)
Other (income) expense
Interest income	$(57)	$40	41%	$(97)
Interest expense	181	(22)	-11%	203
Other (income) expense, net	226	499	183%	(273)
Total other (income) expense, net	$350	$517	310%	$(167)
Percentage of revenue	0%			0%

Net other expense (income) was $0.4 million and $(0.2) million for the first quarter of fiscal 2015 and fiscal 2014, respectively. The change primarily related to an unfavorable movement in our foreign exchange gains of $0.6 million partially offset by a favorable change of $0.2 million related to fair market value of the interest rate swap associated with the mortgage on our headquarters.

Income Tax Expense (Benefit)

		Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended
	April 30, 2014	$ %		April 30, 2013
(in thousands)
Income tax expense(benefit)	$24	$315	108%	$(291)
Percentage of revenue	0%			1%
Effective tax rate	(46)%			19%

We recorded income tax expense (benefit) of $24,000 and ($291,000) in the first quarter of fiscal 2015 and fiscal 2014, respectively. Our effective tax rate decreased to (46%) during the first quarter of fiscal 2015 compared to 19% for the same period in the prior year.  The difference in rates is primarily due to a higher estimated annual effective tax rate applied to a near breakeven quarter-to-date loss and the impact of discrete items on that loss.  Our estimated annual effective tax rate increased to 40% from 30% in the previous fiscal year 2014. The increase was primarily due to the expiration of certain beneficial tax legislation and an increase in forecasted non-deductible expenses.

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

At April 30, 2014, our principal sources of liquidity were cash and equivalents totaling $78.2 million and net accounts receivable of $51.4 million. At April 30, 2014, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2014. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2015.

Index
Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2014, the portion of our cash and equivalents held by or invested through Bank of America was approximately 90%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $63.7 million and $55.1 million as of April 30, 2014 and January 31, 2014, respectively. If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds. Our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S. and it is not practicable to make a worldwide estimate of the amount of tax which may be payable upon distribution.

The following table summarizes our cash flows for the three months ended April 30, 2014 and 2013, respectively.

(in thousands)	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013
Net cash provided by operating activities	$3,178	$12,273
Net cash used in investing activities	(626)	(1,180)
Net cash used in financing activities	(1,002)	(1,809)
Effect of foreign exchange rates on cash and equivalents	691	(512)
Net increase in cash and equivalents	$2,241	$8,772

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities was $3.2 million for the first quarter of fiscal 2015 compared to $12.3 million for the first quarter of fiscal 2014. The $9.1 million decrease in net cash flows provided by operating activities was primarily attributable to the negative cash flow effect of changes in accounts receivable of $8.1 million due primarily to higher billings and slightly lower collections.

Capital expenditures were $0.6 million for the first quarter of fiscal 2015 and consisted primarily of purchases of computer equipment and capitalized software related to our internal systems upgrade.  This compared to $1.1 million for the first quarter of fiscal 2014 primarily relating to purchases of furniture and office equipment related to office moves and capitalized software related to our internal systems upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

There were no dividend payments during the first quarter of fiscal 2015 due to the timing of declaration, record and payment dates. We expect to make four payments of dividends during fiscal 2015 as we typically have in the past. In the first quarter of fiscal 2014 we made a dividend payment consisting of $0.9 million in cash and 10,000 shares of Class A common stock with a fair value of $0.1 million. In the second quarter of fiscal 2014 we began paying dividends in cash only. Prior to the second quarter of fiscal 2014 we allowed shareholders the choice of a stock dividend or cash dividend payment. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

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

Index
DSO under the countback method was 65 days and 59 days at April 30, 2014 and 2013, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 68 days and 63 days at April 30, 2014 and 2013, respectively. The increase in the countback method and average method DSO for the first quarter of fiscal 2015 when compared to the first quarter of 2014 was primarily driven by higher license billings with longer payment terms in our EMEA region. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2014, and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2014 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2014.  During the quarter ended April 30, 2014 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have entered into an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2014 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At April 30, 2014, the effective borrowing rate would have been 0.90%.

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

As of April 30, 2014, there were no borrowings under the Facility and we were in compliance with all financial covenants. We are currently negotiating replacement of this facility prior to its expiration in July 2014.  We expect the replacement facility will be under similar terms and based on market conditions at the time, although there can be no assurances that such replacement will occur on reasonable terms, if at all.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.15% at April 30, 2014. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2014 was $15.4 million.

Index
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro and Brazilian real. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of April 30, 2014.

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

For the three months ended April 30, 2014 and 2013, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for three months ended April 30, 2014 and 2013. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 21% and our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 5%.

For the three months ended April 30, 2014 and 2013, foreign currency transaction and remeasurement (gains) losses totaled $0.2 million and $(0.4) million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.2 million

These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates from the 2014 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of April 30, 2014 there were no borrowings under our unsecured line of credit.

Index
Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis to assess the impact of hypothetical changes in interest rates. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2014, rates would cause a $0.3 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e)  and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations of internal controls.  QAD’s management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within QAD have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

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

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2014.

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

QAD Inc.
(Registrant)

Date: June 6, 2014	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)