Form 10-Q
period 2014-07-31
QAD INC
filed 2014-09-09
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

As of August 31, 2014, there were 12,860,103 shares of the Registrant's Class A common stock outstanding and 3,188,353 shares of the Registrant's Class B common stock outstanding.

QAD INC.

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31, 2014	January 31, 2014
Assets
Current assets:
Cash and equivalents	$75,339	$75,984
Accounts receivable, net of allowances of $2,381 and $2,450 at July 31, 2014 and January 31, 2014, respectively	52,662	71,337
Deferred tax assets, net	8,275	8,133
Other current assets	13,667	14,980
Total current assets	149,943	170,434
Property and equipment, net	32,720	33,085
Capitalized software costs, net	2,873	3,315
Goodwill	11,390	11,377
Deferred tax assets, net	11,170	11,788
Other assets, net	4,386	4,814
Total assets	$212,482	$234,813
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$397	$389
Accounts payable	9,285	11,042
Deferred revenue	88,780	104,160
Other current liabilities	30,504	34,199
Total current liabilities	128,966	149,790
Long-term debt	14,883	15,085
Other liabilities	5,608	5,733
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,152,287 shares and 14,150,089 shares at July 31, 2014 and January 31, 2014, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,283 shares and 3,537,029 shares at July 31, 2014 and January 31, 2014, respectively	4	4
Additional paid-in capital	146,898	150,837
Treasury stock, at cost (1,642,448 shares and 1,930,436 shares at July 31, 2014 and January 31, 2014, respectively)	(23,460)	(28,220)
Accumulated deficit	(53,266)	(51,472)
Accumulated other comprehensive loss	(7,165)	(6,958)
Total stockholders' equity	63,025	64,205
Total liabilities and stockholders' equity	$212,482	$234,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Revenue:
License fees	$8,963	$8,604	$15,615		$14,822
Subscription fees	6,442	4,455	12,634		8,497
Maintenance and other	36,120	34,254	72,196		69,455
Professional services	21,525	17,881	41,090		34,347
Total revenue	73,050	65,194	141,535		127,121

Costs of revenue:
License fees	1,153	1,058	2,053		2,013
Maintenance, subscription and other	12,465	11,047	24,421		22,109
Professional services	19,601	16,672	38,176		33,280
Total cost of revenue	33,219	28,777	64,650		57,402

Gross profit	39,831	36,417	76,885		69,719

Operating expenses:
Sales and marketing	17,421	15,850	33,898		31,906
Research and development	10,902	10,469	22,097		21,314
General and administrative	9,265	8,431	18,169		16,377
Amortization of intangibles from acquisitions	179	177	359		353
Total operating expenses	37,767	34,927	74,523		69,950

Operating income (loss)	2,064	1,490	2,362		(231)

Other expense (income):
Interest income	(56)	(73)	(113)		(170)
Interest expense	232	209	413		412
Other (income) expense, net	(118)	(809)	108		(1,082)
Total other expense (income)	58	(673)	408		(840)

Income before income taxes	2,006	2,163	1,954		609
Income tax expense	1,021	909	1,045		618

Net income (loss)	$985	$1,254	$909		$(9)

Basic net income (loss) per share
Class A	$0.06	$0.08	$0.06	$	(0.00)
Class B	$0.05	$0.07	$0.05	$	(0.00)
Diluted net income (loss) per share
Class A	$0.06	$0.08	$0.06	$	(0.00)
Class B	$0.05	$0.07	$0.05	$	(0.00)

Net income (loss)
Other comprehensive income, net of tax:	$985	$1,254	$909		$(9)
Foreign currency translation adjustment	(346)	18	(207)		391
Total comprehensive income	$639	$1,272	$702		$382

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$909	$(9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,841	3,016
Provision for doubtful accounts and sales adjustments	204	331
Loss (gain) on disposal of equipment	12	(1)
Change in fair value of interest rate swap	107	(708)
Stock compensation expense	2,585	2,494
Excess tax benefits from share-based payment arrangements	(133)	(81)
Other	20	—
Changes in assets and liabilities:
Accounts receivable	18,476	28,271
Other assets	(252)	568
Accounts payable	(1,835)	(4,258)
Deferred revenue	(13,414)	(12,914)
Other liabilities	(4,055)	(3,660)
Net cash provided by operating activities	5,465	13,049
Cash flows from investing activities:
Purchase of property and equipment	(1,473)	(3,000)
Capitalized software costs	(123)	(148)
Other	—	31
Net cash used in investing activities	(1,596)	(3,117)
Cash flows from financing activities:
Repayments of debt	(194)	(187)
Tax payments, net of proceeds, related to stock awards	(2,247)	(589)
Payment of contingent liability associated with acquisitions	(471)	—
Excess tax benefits from share-based payment arrangements	133	81
Repurchase of common stock	—	(686)
Cash dividends paid	(2,216)	(3,119)
Net cash used in financing activities	(4,995)	(4,500)

Effect of exchange rates on cash and equivalents	481	(1,046)

Net (decrease) increase in cash and equivalents	(645)	4,386

Cash and equivalents at beginning of period	75,984	65,009

Cash and equivalents at end of period	$75,339	$69,395

Supplemental disclosure of non-cash activities:

Dividends paid in stock	$—	$145

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management's opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. ("QAD" or the "Company"). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2014. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2014 are not necessarily indicative of the results to be expected for the year ending January 31, 2015.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 was effective for and adopted by the Company in the first quarter of fiscal 2015 and was applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of ASU 2013-11 impacted the Company's financial statement presentation and disclosures, but otherwise did not impact the Company's condensed consolidated results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company's fiscal year beginning February 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Index
2.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net income (loss)	$985	$1,254	$909	$(9)
Less: Dividends declared	(1,113)	(1,089)	(2,216)	(2,177)
Undistributed net (loss) income	$(128)	$165	$(1,307)	$(2,186)

Net income (loss) per share – Class A Common Stock
Dividends declared	$922	$900	$1,835	$1,799
Allocation of undistributed net (loss) income	(106)	136	(1,081)	(1,805)
Net income (loss) attributable to Class A common stock	$816	$1,036	$754	$(6)

Weighted average shares of Class A common stock outstanding—basic	12,768	12,473	12,700	12,451
Weighted average potential shares of Class A common stock	737	430	772	-
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,505	12,903	13,472	12,451

Basic net income (loss) per Class A common share	$0.06	$0.08	$0.06	$(0.00)
Diluted net income (loss) per Class A common share	$0.06	$0.08	$0.06	$(0.00)

Net income (loss) per share – Class B Common Stock
Dividends declared	$191	$189	$381	$378
Allocation of undistributed net (loss) income	(22)	29	(226)	(381)
Net income (loss) attributable to Class B common stock	$169	$218	$155	$(3)

Weighted average shares of Class B common stock outstanding—basic	3,181	3,145	3,175	3,145
Weighted average potential shares of Class B common stock	92	86	98	-
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,273	3,231	3,273	3,145

Basic net income (loss) per Class B common share	$0.05	$0.07	$0.05	$(0.00)
Diluted net income (loss) per Class B common share	$0.05	$0.07	$0.05	$(0.00)

Potential common shares consist of the shares issuable upon the release of restricted stock units ("RSUs") and the exercise of stock appreciation rights ("SARs"). The Company's unvested RSUs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release. In addition, the Company's unexercised SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to exercise.

The following table sets forth the number of potential common shares not included in the calculation of diluted net income (loss) per share because their effects were anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Class A	312	1,177	159	2,915
Class B	40	187	24	456

Index
3.	FAIR VALUE MEASUREMENTS

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

•	Level 1 - Money market mutual funds are recorded at fair value based upon quoted market prices.
•	Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.
•	Level 3 - The contingent liability associated with the acquisition of CEBOS is recorded at fair value based on significant inputs that are not observable in the market. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. There is one remaining future payment due April 2015 which consists of a guaranteed payment of $0.3 million and $0.5 million contingent upon certain milestones.

The following table sets forth the financial assets, measured at fair value, as of July 31, 2014 and January 31, 2014:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of July 31, 2014	$55,380
Money market mutual funds as of January 31, 2014	$57,204
Asset related to the interest rate swap as of July 31, 2014		$143
Asset related to the interest rate swap as of January 31, 2014		$250
Contingent liability associated with acquisitions as of July 31, 2014			$(727)
Contingent liability associated with acquisitions as of January 31, 2014			$(1,178)

Money market mutual funds are classified as part of "Cash and equivalents" in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $20 million and $19 million as of July 31, 2014 and January 31, 2014, respectively.

The Company's line of credit and notes payable both bear a variable market interest rate commensurate with the Company's credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the six months ended July 31, 2014.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 6 "Debt" within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in "Other (income) expense, net" in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

Index
The fair values of the derivative instrument at July 31, 2014 and January 31, 2014 were as follows (in thousands):

	Asset Derivative
		Fair Value
	Balance Sheet Location	July 31, 2014	January 31, 2014
Derivative instrument:
Interest rate swap	Other assets, net	$143	$250
Total		$143	$250

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended July 31, 2014 and 2013 was $0.1 million and $(0.7) million, respectively.

4.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2014 and January 31, 2014 were as follows:

	July 31, 2014	January 31, 2014
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,577	$3,577
Capitalized software development costs (1)	1,208	1,183
	4,785	4,760
Less accumulated amortization	(1,912)	(1,445)
Capitalized software costs, net	$2,873	$3,315

(1)	Capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased as a result of the Company's fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

Amortization of capitalized software costs was $0.6 million for each of the six months ended July 31, 2014 and 2013. Amortization of capitalized software costs is included in "Cost of license fees" in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company's capitalized software costs as of July 31, 2014:

Fiscal Years	(in thousands)
2015 remaining	$570
2016	1,020
2017	839
2018	444
$2,873

Index
5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2014 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2014	$26,985	$(15,608)	$11,377
Impact of foreign currency translation	13	—	13
Balance at July 31, 2014	$26,998	$(15,608)	$11,390

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2014. The analysis compared the Company's market capitalization to its net assets as of the test date, November 30, 2013. As the market capitalization significantly exceeded the Company's net assets, there was no indication of goodwill impairment for fiscal 2014. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2014, that would cause the Company to test goodwill for impairment.

Intangible Assets

	July 31, 2014	January 31, 2014
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$3,030	$3,048
Trade name	515	515
	3,545	3,563
Less: accumulated amortization	(1,328)	(978)
Net amortizable intangible assets	$2,217	$2,585

(1)	Customer relationships include the impact of foreign currency translation.

The Company's intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in "Other assets, net" in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2014, all of the Company's intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.4 million for each of the six months ended July 31, 2014 and July 31, 2013. The following table summarizes the estimated amortization expense relating to the Company's intangible assets as of July 31, 2014:

Fiscal Years	(in thousands)
2015 remaining	$356
2016	713
2017	712
2018	436
$2,217

6.	DEBT

	July 31, 2014	January 31 2014
	(in thousands)
Note payable	$15,280	$15,474
Less current maturities	(397)	(389)
Long-term debt	$14,883	$15,085

Index
Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the "2012 Mortgage") with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.15% at July 31, 2014. The 2012 Mortgage matures in June 2022 and is secured by the Company's headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2014 was $15.3 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the "Facility"). The Facility provides a commitment through July 15, 2014 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. On July 11, 2014, the Company entered into an amendment to the Facility. The amendment extended the maturity of the Facility from July 15, 2014 to July 15, 2017. The amendment did not provide for any change in the interest rate or debt covenants. At July 31, 2014, the effective borrowing rate would have been 0.90%.

The Facility provides that the Company maintain certain financial and operating ratios which include, among other provisions, minimum liquidity on a consolidated basis of $25 million in cash and equivalents at all times, a current ratio (calculated using current liabilities excluding deferred revenue) of not less than 1.3 to 1.0 determined at the end of each fiscal quarter, a leverage ratio of not more than 1.5 to 1.0 determined at the end of each fiscal quarter, and a debt service coverage ratio of not less than 1.5 to 1.0 determined at the end of each fiscal year. The Facility also contains customary covenants that could restrict the Company's ability to incur additional indebtedness.

As of July 31, 2014, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2014	$(6,958)
Other comprehensive loss	(207)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(207)
Balance as of July 31, 2014	$(7,165)

During the first six months of fiscal 2015 there were no reclassifications from accumulated other comprehensive loss.

8.	INCOME TAXES

During the first quarter of fiscal year 2015 QAD adopted ASU 2013-11. The new standard requires the netting of unrecognized tax benefits against deferred tax assets for a loss or credit that would apply in settlement of the uncertain tax position. As a result, the Company netted $1.4 million of its uncertain tax benefits against $1.4 million of deferred tax assets on its Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits (before netting) was $2.7 million at July 31, 2014. This amount includes penalties and interest. The entire amount of unrecognized tax benefits, if recognized, would impact the Company's effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits and lapse of statute of limitations an estimated $0.8 million of unrecognized tax benefits may be recognized.

Index
The Company's policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2014, the Company has accrued approximately $0.3 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for the fiscal years ended March 31, 1998, 1999, 2008, 2009, 2010 and 2012
•	California for the fiscal year ended 2004
•	Minnesota for the fiscal years ended 2010, 2011, 2012, 2013

During the first six months of fiscal year 2015 the Company settled audits in the following locations:

•	South Africa for the fiscal year ended 2008
•	Thailand for the fiscal year ended January 2012
•	India for the fiscal year ended March 31, 2011
•	France for the fiscal years ended 2011, 2012 and 2013
•	City of Wilmington, Delaware for the calendar years 2009, 2010, 2011, 2012, 2013

No material adjustments were made as a result of such settlements.

9.	STOCKHOLDERS' EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first six months of fiscal 2015:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
6/11/2014	6/25/2014	7/2/2014	$0.072	$0.06	$1,113,000
4/16/2014	4/30/2014	5/7/2014	$0.072	$0.06	$1,103,000

10.	STOCK-BASED COMPENSATION

The Company's equity awards consist of SARs and RSUs. For a description of the Company's stock-based compensation plans, see Note 13 "Stock-Based Compensation" in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2014.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of maintenance, subscription and other revenue	$62	$65	$99	$103
Cost of professional services	156	166	243	264
Sales and marketing	257	283	384	451
Research and development	176	214	268	352
General and administrative	1,058	822	1,591	1,324
Total stock-based compensation expense	$1,709	$1,550	$2,585	$2,494

Index
Option/SAR Information

The weighted average assumptions used to value SARs granted in the six months ended July 31, 2014 and 2013 are shown in the following table:

	Six Months Ended July 31,
	2014	2013
Expected life in years (1)	4.98	4.59
Risk free interest rate (2)	1.58%	1.00%
Volatility (3)	47%	53%
Dividend rate (4)	1.32%	2.42%

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for SARs that were fully vested and outstanding.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.
(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company's common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.
(4)	The Company expects to continue paying quarterly dividends at the same rate as the six months ending on July 31, 2014.

The following table summarizes the activity for outstanding SARs for the six months ended July 31, 2014:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2014	2,842	$11.19
Granted	387	21.61
Exercised	(561)	11.75
Expired	(16)	12.27
Forfeited	(47)	12.40
Outstanding at July 31, 2014	2,605	$12.59	5.5	$16,684
Vested and expected to vest at July 31, 2014 (1)	2,584	$12.59	5.5	$16,544
Vested and exercisable at July 31, 2014	1,343	$10.51	4.4	$10,684

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock based on the last trading day as of July 31, 2014, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on July 31, 2014. The total intrinsic value of SARs exercised in the six months ended July 31, 2014 was $4.7 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the three months ended July 31, 2014, the Company withheld 35,000 shares for payment of these taxes at a value of $0.7 million. During the six months ended July 31, 2014, the Company withheld 73,000 shares for payment of these taxes at a value of $1.5 million.

At July 31, 2014, there was approximately $6.7 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

Index
RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company's common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the six months ended July 31, 2014:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2014	430	$11.02
Granted	259	21.47
Released (1)	(165)	11.91
Forfeited	(36)	13.43
Restricted stock at July 31, 2014	488	$16.09

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee's election, a portion of the released shares as consideration for the Company's payment of applicable employee income taxes. During the three months ended July 31, 2014, the Company withheld 42,000 shares for payment of these taxes at a value of $0.9 million.  During the six months ended July 31, 2014, the Company withheld 44,000 shares for payment of these taxes at a value of $1.0 million.

Total unrecognized compensation cost related to RSUs was approximately $6.8 million as of July 31, 2014. This cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

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

Legal Actions

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

Index
12.	BUSINESS SEGMENT INFORMATION

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products through its direct sales force in four geographic regions: North America; Europe, the Middle East and Africa ("EMEA"); Asia Pacific; and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. The Company's Chief Operating Decision Maker, the Chief Executive Officer, reviews the consolidated results within one operating segment.

License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenue:
North America (1)	$30,907	$27,538	$60,046	$54,104
EMEA	25,731	21,830	49,882	41,637
Asia Pacific	11,871	11,489	23.203	23,143
Latin America	4,541	4,337	8,404	8,237
	$73,050	$65,194	$141,535	$127,121

(1)
Sales into Canada accounted for 2% of North America total revenue for both the three and six months ended July 31, 2014 and for 2% and 3% of North America total revenue for the three and six months ended July 31, 2013, respectively.

Index
ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as "may," "believe," "could," "anticipate," "would," "might," "plan," "expect," "intend" and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled "Risk Factors" within our Annual Report on Form 10-K for the year ended January 31, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission ("SEC").

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2014, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for bad debt and sales returns; c) capitalized software development costs; d) impairment assessments on goodwill and intangible assets; e) business combinations; f) valuation of deferred tax assets and tax contingency reserves; and g) stock-based compensation are further discussed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

BUSINESS OVERVIEW

QAD Inc. ("QAD", the "Company", "we" or "us") is a global provider of enterprise software solutions for manufacturers. We deliver our solutions both in the cloud and on-premise. We provide ongoing support to our customers which ensures they have access to the latest features of our software. We provide professional services to assist customers in deploying, upgrading and optimizing our software so they can maximize the benefit they receive from our solutions in their operating environment. We provide our solutions to global manufacturing companies in the automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries.  Around the world more than 2,000 manufacturing companies use QAD solutions in their businesses. We were founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

Index
At the core of our solutions is our enterprise resource planning ("ERP") suite called QAD Enterprise Applications or MFG/PRO. Our ERP suite is also deployed in the cloud as QAD Cloud ERP. QAD Enterprise Applications supports the core business processes of our global manufacturing customers, including key functions in the following areas: financials, customer management, manufacturing, demand and supply chain planning, supply chain execution, transportation management, service and support, enterprise asset management, analytics, enterprise quality management, interoperability, process and performance, and internationalization. We also focus on the foundation and technology of our applications, such as user interface and usability.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first six months of fiscal 2015, approximately 42% of our total revenue was generated in North America, 35% in EMEA, 16% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At July 31, 2014, we employed approximately 1,600 employees worldwide, of which 590 employees were based in North America, 480 employees in EMEA, 460 employees in Asia Pacific and 70 employees in Latin America.

SUMMARY OF THE FIRST SIX MONTHS OF FISCAL 2015

Total revenue for the first six months of fiscal 2015 increased by 11% to $141.5 million compared to the prior year period. The two primary drivers of our revenue growth were subscription revenue from our cloud offering and professional services revenue.  Excluding the effect of foreign exchange fluctuations, we expect that total revenue generally will continue to increase in fiscal 2015 due to continued services implementation and upgrade projects, the high percentage of customers that renew their maintenance contracts and continued growth in cloud revenue.

License Revenue. License revenue is primarily derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In the first six months of fiscal 2015, license revenue increased by 5% to $15.6 million compared to the prior year period. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence ("VSOE") requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

Index
Our success in closing license deals for existing customers, new customers that are affiliates of existing customers and customers that have employees with historical experience working with QAD tends to be higher than with new customers that have no QAD affiliations. As a result, we place increased focus on these opportunities. A majority of our license revenue is generated from existing customers and their affiliates. We believe global economic volatility will continue to shape customers' and prospects' buying decisions, making it difficult to forecast sales cycles for our products and the timing of large software license sales.  In addition, as we focus on our cloud sales we may experience a correspondingly negative effect on license revenue.

Subscription Revenue. Growing our cloud model, which generates subscription revenue, and offering our products as software-as-a-service ("SaaS") continues to be a key strategic and growth initiative for us. In the first six months of fiscal 2015, subscription revenue increased by 49% to $12.6 million compared to the prior year period. Our cloud customers include a mix of new user implementations of our cloud product and existing customers who have converted from our on-premise model. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months.  We expect cloud revenue in fiscal 2015 to grow at a rate above 40%.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In the first six months of fiscal 2015, maintenance revenue increased by 4% to $72.2 million compared to the prior year period. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; (5) adjustments to revenue as a result of revenue recognition rules; and (6) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months.  Our maintenance revenue is negatively impacted by customers that transition to QAD Cloud ERP.  When customers transition to our cloud solution they no longer pay for maintenance as those services are included as a component of our subscription offering.

Professional Services Revenue. Our services business consists of professional services, including consulting and training related to our solutions. In the first six months of fiscal 2015, our services revenue increased by 20% to $41.1 million compared to the prior year period. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer's historical data into our software, system upgrades and ongoing training and education. We believe our professional services enable customers to implement our software efficiently, support a customer's success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues.

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

Index
Cash Flow and Financial Condition. In the first six months of fiscal 2015, we generated cash flows from operating activities of $5.5 million. Our cash and equivalents at July 31, 2014 totaled $75.3 million, with the only debt on our balance sheet consisting of $15.3 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for dividend payments, acquisitions, share repurchase programs and other equity related transactions.

In fiscal 2015, we anticipate that our priorities for use of cash will be growing our cloud business in addition to developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery, technology direction and the growth of our cloud solution. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2015.

RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 12 "Business Segment Information" within Notes to Condensed Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency exchange rates, we provide certain financial information on a "constant currency basis", which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results.

Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
(in thousands)
Revenue
License fees	$8,963	$359	4%	$8,604	$15,615	$793	5%	$14,822
Percentage of total revenue	12%			13%	11%			12%
Subscription fees	6,442	1,987	45%	4,455	12,634	4,137	49%	8,497
Percentage of total revenue	9%			7%	9%			6%
Maintenance and other	36,120	1,866	5%	34,254	72,196	2,741	4%	69,455
Percentage of total revenue	50%			53%	51%			55%
Professional services	21,525	3,644	20%	17,881	41,090	6,743	20%	34,347
Percentage of total revenue	29%			27%	29%			27%
Total revenue	$73,050	$7,856	12%	$65,194	$141,535	$14,414	11%	$127,121

Total Revenue. On a constant currency basis, total revenue was $73.1 million and $66.1 million for the second quarter of fiscal 2015 and 2014, respectively, representing a $7.0 million, or 11%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 58% for the second quarter of both fiscal 2015 and fiscal 2014. Total revenue increased in all our regions during the second quarter of fiscal 2015 when compared to the same quarter last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the second quarter of fiscal 2015 was approximately 29% in automotive, 21% in consumer products and food and beverage, 32% in high technology and industrial products and 18% in life sciences. In comparison, revenue by industry for the second quarter of fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences.

Index
On a constant currency basis, total revenue was $141.5 million and $128.0 million for the first six months of fiscal 2015 and 2014, respectively, representing a $13.5 million, or 11%, increase from the same period last year. When comparing categories within total revenue at constant rates, our results for the first six months of fiscal 2015 included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 58% for the first six months of fiscal 2015, as compared to 57% in the same period of the prior fiscal year.  Total revenue increased in our North America, EMEA and Latin America regions and remained relatively flat in our Asia Pacific region during the first six months of fiscal 2015 when compared to the same six months last year.  Revenue by industry for the first six months of fiscal 2015 was approximately 29% in automotive, 23% in consumer products and food and beverage, 33% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for first six months of fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences.

License Revenue. On a constant currency basis, license revenue was $9.0 million and $8.8 million for the second quarter of fiscal 2015 and 2014, respectively, representing a $0.2 million, or 2%, increase from the same period last year. License revenue increased in our EMEA region, remained flat in our Latin America region and decreased in our Asia Pacific and North America regions during the second quarter of fiscal 2015 when compared to the same quarter last year.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2015, five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the second quarter of fiscal 2014 when six customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

On a constant currency basis, license revenue was $15.6 million and $15.0 million for the first six months of fiscal 2015 and 2014, respectively, representing a $0.6 million, or 4%, increase from the same period last year. License revenue increased in our EMEA region, remained flat in our Latin America region and decreased in our North America and Asia Pacific regions during the first six months of fiscal 2015 when compared to the same period last year. During the first six months of fiscal 2015, seven customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first six months of fiscal 2014 when eight customers placed license orders totaling more than $0.3 million, and no orders exceeded $1.0 million. Although our license billings for the first six months of fiscal 2015 were relatively consistent when compared to the prior year period, our license revenue in the current period benefited from recognition of deals that were deferred in prior periods for accounting purposes.

Subscription Revenue. On a constant currency basis, subscription revenue was $6.4 million and $4.5 million for the second quarter of fiscal 2015 and 2014, respectively, representing a $2.0 million, or 44%, increase from the same period last year. Subscription revenue increased in our North America and EMEA regions and remained relatively flat in our Latin America and Asia Pacific regions during the second quarter of fiscal 2015 when compared to the same quarter last year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering to new customers, QAD customers converting from on-premise and additional users and modules purchased from our existing cloud customers. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

On a constant currency basis, subscription revenue was $12.6 million and $8.5 million for the first six months of fiscal 2015 and 2014, respectively, representing a $4.1 million, or 48%, increase from the same period last year.  Subscription revenue increased in our North America, Latin America and EMEA regions and remained relatively flat in our Asia Pacific region during the first six months of fiscal 2015 when compared to the same period last year. The increase in subscription revenue was primarily due to additional revenue related to our QAD Cloud ERP product offering.  Currently, a majority of our QAD Cloud ERP revenue is in the North America region. We expect the growth of subscription revenue in the future to be primarily attributable to growth in our QAD Cloud ERP product offering.

Index
Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $36.1 million and $34.6 million for the second quarter of fiscal 2015 and 2014, respectively, representing a $1.5 million, or 4%, increase from the same period last year. Maintenance and other revenue increased in our EMEA, Latin America and Asia Pacific regions and remained relatively flat in our North America region during the second quarter of fiscal 2015 when compared to the same quarter last year. The increase in maintenance and other revenue was primarily related to price increases, new customers, new users and new modules in excess of cancellations.

On a constant currency basis, maintenance and other revenue was $72.2 million and $69.7 million for the first six months of fiscal 2015 and 2014, respectively, representing a $2.5 million, or 4%, increase from the same period last year. Maintenance and other revenue increased in all our regions during the first six months of fiscal 2015 when compared to the same period last year. The increase in maintenance and other revenue was primarily related to price increases, new customers, new users and new modules in excess of cancellations.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the second quarters of both fiscal 2015 and 2014.

Professional Services Revenue. On a constant currency basis, professional services revenue was $21.5 million and $18.2 million for the second quarter of fiscal 2015 and 2014, respectively, representing a $3.3 million, or 18%, increase from the same period last year. Professional services revenue increased in our North America, EMEA and Asia Pacific regions and remained relatively flat in our Latin America region during the second quarter of fiscal 2015 compared to the same quarter last year. The increase in services revenue was primarily due to higher revenue generated from implementation and upgrade projects. Services revenue recognized from cloud customers was between 15% and 20% of total services revenue in each period. The number of engagements and the average revenue per engagement were both higher in the second quarter of fiscal 2015 than in the same period of last year as a result of increased cloud subscriptions and license sales.

On a constant currency basis, professional services revenue was $41.1 million and $34.7 million for the first six months of fiscal 2015 and 2014, respectively, representing a $6.4 million, or 18%, increase from the same period last year. Professional services revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the first six months of fiscal 2015 when compared to the same period last year.  The increase in services revenue was primarily due to higher revenue generated from implementation and upgrade projects. Services revenue recognized from cloud customers was between 15% and 20% of total services revenue in each period.

Cost of Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
(in thousands)
Cost of revenue
Cost of license fees	$1,153	$95	9%	$1,058	$2,053	$40	2%	$2,013
Cost of maintenance, subscription and other	12,465	1,418	13%	11,047	24,421	2,312	10%	22,109
Cost of professional services	19,601	2,929	18%	16,672	38,176	4,896	15%	33,280
Total cost of revenue	$33,219	$4,442	15%	$28,777	$64,650	$7,248	13%	$57,402
Percentage of revenue	45%			44%	46%			45%

Index
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

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $33.2 million for the second quarter of fiscal 2015 and $29.0 million for the second quarter of fiscal 2014; and as a percentage of total revenue was 45% and 44% for the second quarter of fiscal 2015 and 2014, respectively. The non-currency related increase in cost of revenue of $4.2 million, or 14%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily due to higher personnel and hosting costs associated with higher subscription revenue and higher personnel and subcontractor costs associated with higher professional services revenue.

On a constant currency basis, total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $64.7 million for the first six months of fiscal 2015 and $57.6 million for the first six months of fiscal 2014; and as a percentage of total revenue was 46% and 45% for the first six months of fiscal 2015 and 2014, respectively. The non-currency related increase in cost of revenue of $7.1 million, or 12%, for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was primarily due to higher personnel and hosting costs associated with higher subscription revenue and higher personnel and subcontractor costs associated with higher professional services revenue.

Cost of License Fees.  On a constant currency basis, cost of license fees was $1.2 million and $1.1 million for the second quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $0.1 million, or 9%. The non-currency related increase in cost of license fees of $0.1 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was due to higher royalty expense associated with higher license billings.  Cost of license fees as a percentage of license revenue was fairly consistent at 13% and 12% for the second quarter of fiscal 2015 and 2014, respectively.

On a constant currency basis, cost of license fees was $2.1 million and $2.0 million for the first six months of fiscal 2015 and 2014, respectively, representing an increase of $0.1 million, or 5%. The non-currency related increase in cost of license fees of $0.1 million for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was due to slightly higher royalties.  Cost of license fees as a percentage of license revenue was fairly consistent at 13% and 14% for the first six months of fiscal 2015 and fiscal 2014, respectively.

Cost of Maintenance, Subscription and Other.  On a constant currency basis, cost of maintenance, subscription and other was $12.5 million and $11.1 million for the second quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $1.4 million, or 13%. The non-currency related increase in cost of maintenance, subscription and other of $1.4 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily due to higher subscription costs, which included higher hosting costs of $0.7 million and higher personnel costs of $0.5 million as a result of increased headcount of 19 people; both of which are to support the growth in our cloud business. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenue was 29% for the second quarters of both fiscal 2015 and 2014.

On a constant currency basis, cost of maintenance, subscription and other was $24.4 million and $22.1 million for the first six months of fiscal 2015 and fiscal 2014, respectively, representing an increase of $2.3 million, or 10%. The non-currency related increase in cost of maintenance, subscription and other of $2.3 million for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was primarily due to higher subscription costs, which included higher hosting costs of $1.4 million and higher personnel costs of $0.8 million as a result of increased headcount of 19 people; both of which are to support the growth in our cloud business. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues was 29% and 28% in the first six months of fiscal 2015 and fiscal 2014, respectively.

Index
Cost of Professional Services.  On a constant currency basis, cost of professional services was $19.6 million and $16.9 million for the second quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $2.7 million, or 16%. The non-currency related increase in cost of professional services of $2.7 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily due to higher subcontractor costs of $1.1 million, higher personnel costs of $0.5 million as a result of increased headcount of 25 people and higher travel of $0.4 million. In addition, the increase in cost of professional services included $0.4 million of personnel costs from other departments to help support the increase in services engagements. Cost of professional services as a percentage of professional services revenue was 91% and 93% for the second quarter of fiscal 2015 and 2014, respectively.

On a constant currency basis, cost of professional services was $38.2 million and $33.5 million for the first six months of fiscal 2015 and 2014, respectively, representing an increase of $4.7 million, or 14%. The non-currency related increase in cost of professional services of $4.7 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was due to higher subcontractor costs of $1.6 million, higher personnel costs of $1.1 million as a result of increased headcount of 25 people, higher travel of $0.6 million and higher bonuses of $0.4 million. In addition, the increase in cost of professional services included $1.0 million of personnel costs from other departments to help support the increase in services engagements. Cost of professional services as a percentage of professional services revenues was 93% and 97% for the first six months of fiscal 2015 and fiscal 2014 respectively.

Sales and Marketing

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
(in thousands)
Sales and marketing	$17,421	$1,571	10%	$15,850	$33,898	$1,992	6%	$31,906
Percentage of revenue	24%			25%	24%			25%

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

On a constant currency basis, sales and marketing expense was $17.4 million and $16.0 million for the second quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $1.4 million, or 9%. The non-currency related increase in sales and marketing expense of $1.4 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was due primarily to higher travel expense of $0.8 million, higher commissions and sales bonuses of $0.6 million and higher salaries and related expense of $0.5 million as a result of 11 additional sales employees; partially offset by lower severance of $0.2 million and lower professional fees of $0.2 million. Some of the increase in commissions is related to our cloud business. Our policy is to expense commissions in the period when the sale occurs; so when cloud sales are booked we incur the expense without the related revenue in the period.

On a constant currency basis, sales and marketing expense was $33.9 million and $32.1 million for the first six months of fiscal 2015 and 2014, respectively, representing an increase of $1.8 million, or 6%. The non-currency related increase in sales and marketing expense of $1.8 million for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was primarily due to higher travel expense of $1.0 million and higher commissions and sales bonuses of $0.7 million, which were mainly driven by higher revenue including orders partially recognized in the first six months of fiscal 2015 from new cloud subscriptions. Our policy is to expense commissions in the period when the sale occurs; so when cloud sales are booked we incur the expense without the related revenue in the period. In addition, sales and marketing expense increased due to higher salaries and related expense of $0.8 million as a result of 11 additional sales employees. These increases in sales and marketing expense were partially offset by lower severance of $0.4 million, lower allocated information technology and facilities costs of $0.1 million and lower professional fees of $0.1 million. In addition, sales and marketing expense was reduced by $0.3 million of personnel costs related to staff which supported our services engagements.

Index
Research and Development

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
(in thousands)
Research and development	$10,902	$433	4%	$10,469	$22,097	$783	4%	$21,314
Percentage of revenue	15%			16%	15%			17%

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

On a constant currency basis, research and development expense was $10.9 million and $10.5 million for the second quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $0.4 million, or 4%. The non-currency related increase in research and development expense of $0.4 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was due primarily to a reduction of our joint development reimbursements of $0.3 million. There were no significant joint development arrangements in the second quarter of fiscal 2015.

On a constant currency basis, research and development expense was $22.1 million and $21.3 million for the first six months of fiscal 2015 and 2014, respectively, representing an increase of $0.8 million, or 4%. The non-currency related increase in research and development expense of $0.8 million for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was primarily due to higher bonuses of $0.4 million and higher salaries and related expense of $0.3 million.

General and Administrative

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
(in thousands)
General and administrative	$9,265	$834	10%	$8,431	18,169	$1,792	11%	$16,377
Percentage of revenue	13%			13%	13%			13%

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

On a constant currency basis, general and administrative expense was $9.3 million and $8.5 million for the second quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $0.8 million, or 9%. The non-currency related increase in general and administrative expense of $0.8 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was primarily due to higher professional fees of $0.4 million, higher bonuses of $0.2 million, higher stock compensation expense of $0.2 million and higher salaries and related expense of $0.2 million partially offset by lower severance of $0.3 million.

Index
On a constant currency basis, general and administrative expense was $18.2 million and $16.4 million for the first six months of fiscal 2015 and 2014, respectively, representing an increase of $1.8 million, or 11%. The non-currency related increase in general and administrative expense of $1.8 million for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was primarily due higher professional fees of $0.7 million, higher bonuses of $0.4 million, higher stock compensation expense of $0.3 million, higher salaries and related expense of $0.3 million and higher costs related to an internal systems upgrade of $0.2 million, partially offset by lower severance of $0.3 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million for both the second quarters of fiscal 2015 and 2014, and $0.4 million for the first six months of both fiscal 2015 and 2014. Amortization expense for all periods was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other Expense (Income)

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2014	$	%	July 31, 2013	July 31, 2014	$	%	July 31, 2013
(in thousands)
Other (income) expense
Interest income	$(56)	$17	23%	$(73)	$(113)	$57	34%	$(170)
Interest expense	232	23	11%	209	413	1	0%	412
Other (income) expense, net	(118)	691	85%	(809)	108	1,190	110%	(1,082)
Total other (income) expense	$58	$731	109%	$(673)	$408	$1,248	149%	$(840)
Percentage of revenue	0%			-1%	0%			-1%

Total other (income) expense was $0.1 million and $(0.7) million for the second quarter of fiscal 2015 and fiscal 2014, respectively. The change primarily related to an unfavorable change of $1.1 million related to the fair market value of the interest rate swap associated with the mortgage on our headquarters partially offset by a favorable movement in our foreign exchange gains of $0.4 million.

Total other (income) expense was $0.4 million and $(0.8) million for the first six months of fiscal 2015 and 2014, respectively. The change primarily related to an unfavorable change of $0.8 million related to the fair market value of the interest rate swap associated with the mortgage on our headquarters and an unfavorable movement in our foreign exchange gains of $0.3 million.

Income Tax Expense

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2014	$ %		July 31, 2013	July 31, 2014	$ %		July 31, 2013
(in thousands)
Income tax expense	$1,021	$112	12%	$909	$1,045	$427	69%	$618
Percentage of revenue	2%			1%	1%			0%
Effective tax rate	51%			42%	53%			101%

We recorded income tax expense (benefit) of $1.0 million and $0.9 million in the second quarter of fiscal 2015 and fiscal 2014, respectively. Our effective tax rate increased to 51% during the second quarter of fiscal 2015 compared to 42% for the same period in the prior year.  The increase in rate is primarily due to a lower full year forecast pretax book income, lower actual pretax book income and higher discrete items in fiscal 2015 compared to fiscal 2014.

Index
We recorded income tax expense of $1.0 million and $0.6 million for the first six months of fiscal 2015 and 2014, respectively.  Our effective tax rate decreased to 53% from 101% for the same period in the prior year. The decrease in rates is primarily due to higher pretax book income during the first six months of fiscal 2015 than during the same period in fiscal 2014.
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

At July 31, 2014, our principal sources of liquidity were cash and equivalents totaling $75.3 million and net accounts receivable of $52.7 million. At July 31, 2014, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2014. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2015.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of July 31, 2014, the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $66.8 million and $55.1 million as of July 31, 2014 and January 31, 2014, respectively. If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds. Our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S. and it is not practicable to make a worldwide estimate of the amount of tax which may be payable upon distribution.

The following table summarizes our cash flows for the six months ended July 31, 2014 and 2013, respectively.

(in thousands)	Six Months Ended July 31, 2014	Six Months Ended July 31, 2013
Net cash provided by operating activities	$5,465	$13,049
Net cash used in investing activities	(1,596)	(3,117)
Net cash used in financing activities	(4,995)	(4,500)
Effect of foreign exchange rates on cash and equivalents	481	(1,046)
Net (decrease) increase in cash and equivalents	$(645)	$4,386

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our largest source of operating cash flow. Net cash flows provided by operating activities was $5.5 million for the first six months of fiscal 2015 compared to $13.0 million for the first six months of fiscal 2014. The $7.5 million decrease in net cash flows provided by operating activities was primarily attributable to the negative cash flow effect of changes in accounts receivable of $9.8 million due primarily to higher billings in excess of collections for the first six months of fiscal 2015 compared to the same period in the prior year.

Index
Capital expenditures were $1.5 million for the first six months of fiscal 2015 and consisted primarily of purchases of computer equipment and costs incurred and capitalized related to our internal systems upgrade.  This compared to $3.0 million for the first six months of fiscal 2014 primarily relating to purchases of furniture and office equipment related to office moves and costs incurred and capitalized related to our internal systems upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first six months of fiscal 2015 and 2014 we made dividend payments consisting of $2.2 million and $3.1 million, respectively. In the second quarter of fiscal 2014 we began paying dividends in cash only. Prior to the second quarter of fiscal 2014 we allowed shareholders the choice of a stock dividend or cash dividend payment. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

We have historically calculated accounts receivable days' sales outstanding ("DSO"), using the countback, or last-in first-out, method. This method calculates the number of days of billed revenue represented by the accounts receivable balance as of period end. When reviewing the performance of our entities, DSO under the countback method is used by management. It is management's belief that the countback method best reflects the relative health of our accounts receivable as of a given quarter-end or year-end because of the cyclical nature of our billings. Our billing cycle includes high annual maintenance renewal billings at year-end that will not be recognized as earned revenue until future periods.

DSO under the countback method was 58 days and 53 days at July 31, 2014 and 2013, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 65 days and 59 days at July 31, 2014 and 2013, respectively. The increase in the countback method and average method DSO for the second quarter of fiscal 2015 when compared to the second quarter of 2014 was driven by billings in excess of collections primarily in our North America region where collections were flat and billings increased. We believe our reserve methodology is adequate, our reserves are properly stated as of July 31, 2014, and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2014 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2014.  During the quarter ended July 31, 2014 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have entered into an unsecured credit agreement with Rabobank, N.A. (the "Facility"). The Facility provides a commitment through July 15, 2014 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. On July 11, 2014, we entered into an amendment to the Facility. The amendment extended the maturity of the Facility from July 15, 2014 to July 15, 2017. The amendment did not provide for any change in the interest rate or debt covenants. At July 31, 2014, the effective borrowing rate would have been 0.90%.

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

As of July 31, 2014, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the "2012 Mortgage") with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.15% at July 31, 2014. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2014 was $15.3 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real and British pound. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of July 31, 2014.

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

For the six months ended July 31, 2014 and 2013, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for the six months ended July 31, 2014 and 2013. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 3% and our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 5%.

For the six months ended July 31, 2014 and 2013, foreign currency transaction and remeasurement (gains) losses totaled $9,000 and $(250,000), respectively, and are included in "Other (income) expense, net" in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.5 million.

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

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of July 31, 2014 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the July 31, 2014, rates would cause a $0.2 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations of internal controls.  QAD's management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within QAD have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Index
PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings. From time to time, QAD is party, either as plaintiff or defendant, to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in Item 1A within the Company's Annual Report on Form 10-K for the year ended January 31, 2014.

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

QAD Inc.
(Registrant)

Date: September 8, 2014	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)