Form 10-Q
period 2014-10-31
QAD INC
filed 2014-12-04
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of December 1, 2014, there were 12,871,714 shares of the Registrant’s Class A common stock outstanding and 3,190,616 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2014	January 31, 2014
Assets
Current assets:
Cash and equivalents	$71,411	$75,984
Accounts receivable, net of allowances of $2,581 and $2,450 at October 31, 2014 and January 31, 2014, respectively	46,432	71,337
Deferred tax assets, net	8,033	8,133
Other current assets	15,904	14,980
Total current assets	141,780	170,434
Property and equipment, net	33,348	33,085
Capitalized software costs, net	2,571	3,315
Goodwill	11,214	11,377
Deferred tax assets, net	9,884	11,788
Other assets, net	3,954	4,814
Total assets	$202,751	$234,813
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$401	$389
Accounts payable	9,516	11,042
Deferred revenue	72,703	104,160
Other current liabilities	31,181	34,199
Total current liabilities	113,801	149,790
Long-term debt	14,782	15,085
Other liabilities	5,205	5,733
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 14,152,302 shares and 14,150,089 shares at October 31, 2014 and January 31, 2014, respectively	14	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,283 shares and 3,537,029 shares at October 31, 2014 and January 31, 2014, respectively	4	4
Additional paid-in capital	147,804	150,837
Treasury stock, at cost (1,627,351 shares and 1,930,436 shares at October 31, 2014 and January 31, 2014, respectively)	(23,273)	(28,220)
Accumulated deficit	(49,294)	(51,472)
Accumulated other comprehensive loss	(6,292)	(6,958)
Total stockholders’ equity	68,963	64,205
Total liabilities and stockholders’ equity	$202,751	$234,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Revenue:
License fees	$8,616	$6,761	$24,231	$21,583
Subscription fees	7,710	5,104	20,344	13,601
Maintenance and other	35,029	35,629	107,225	105,084
Professional services	22,649	18,166	63,739	52,513
Total revenue	74,004	65,660	215,539	192,781

Costs of revenue:
License fees	1,217	1,158	3,270	3,171
Maintenance, subscription and other	12,055	11,399	36,476	33,508
Professional services	19,799	16,348	57,975	49,628
Total cost of revenue	33,071	28,905	97,721	86,307

Gross profit	40,933	36,755	117,818	106,474

Operating expenses:
Sales and marketing	16,421	15,183	50,319	47,089
Research and development	10,152	9,817	32,249	31,131
General and administrative	8,295	7,776	26,464	24,153
Amortization of intangibles from acquisitions	176	178	535	531
Total operating expenses	35,044	32,954	109,567	102,904

Operating income	5,889	3,801	8,251	3,570

Other (income) expense:
Interest income	(56)	(55)	(169)	(225)
Interest expense	185	218	598	630
Other (income) expense, net	(164)	209	(56)	(873)
Total other (income) expense	(35)	372	373	(468)

Income before income taxes	5,924	3,429	7,878	4,038
Income tax expense	834	1,380	1,879	1,998

Net income	$5,090	$2,049	$5,999	$2,040

Basic net income per share
Class A	$0.33	$0.14	$0.39	$0.14
Class B	$0.27	$0.11	$0.32	$0.11
Diluted net income per share
Class A	$0.31	$0.13	$0.37	$0.13
Class B	$0.27	$0.11	$0.31	$0.11

Net income	$5,090	$2,049	$5,999	$2,040
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	873	(261)	666	130
Total comprehensive income	$5,963	$1,788	$6,665	$2,170

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2014	2013

Cash flows from operating activities:
Net income	$5,999	$2,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,284	4,457
Provision for doubtful accounts and sales adjustments	535	717
Change in fair value of interest rate swap	321	(549)
Stock compensation expense	3,794	3,714
Excess tax benefits from share-based payment arrangements	-	(82)
Other	42	1
Changes in assets and liabilities:
Accounts receivable	23,304	26,509
Other assets	(1,042)	2,091
Accounts payable	(1,369)	(4,840)
Deferred revenue	(27,944)	(21,342)
Other liabilities	(2,893)	(1,141)
Net cash provided by operating activities	5,031	11,575
Cash flows from investing activities:
Purchase of property and equipment	(3,337)	(3,966)
Capitalized software costs	(115)	(217)
Net cash used in investing activities	(3,452)	(4,183)
Cash flows from financing activities:
Repayments of debt	(291)	(279)
Tax payments, net of proceeds, related to stock awards	(2,354)	(894)
Payment of contingent liability associated with acquisitions	(471)	-
Excess tax benefits from share-based payment arrangements	-	82
Repurchase of common stock	-	(686)
Cash dividends paid	(3,334)	(4,209)
Net cash used in financing activities	(6,450)	(5,986)

Effect of exchange rates on cash and equivalents	298	(616)

Net (decrease) increase in cash and equivalents	(4,573)	790

Cash and equivalents at beginning of period	75,984	65,009

Cash and equivalents at end of period	$71,411	$65,799

Supplemental disclosure of non-cash activities:
Dividends paid in stock	$--	$145

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2014 are not necessarily indicative of the results to be expected for the year ending January 31, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company’s fiscal year beginning February 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Index
2.	COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$5,090	$2,049	$5,999	$2,040
Less: Dividends declared	(1,118)	(1,090)	(3,334)	(3,267)
Undistributed net income (loss)	$3,972	$959	$2,665	$(1,227)

Net income per share – Class A Common Stock
Dividends declared	$926	$901	$2,761	$2,700
Allocation of undistributed net income (loss)	3,292	793	2,210	(1,012)
Net income attributable to Class A common stock	$4,218	$1,694	$4,971	$1,688

Weighted average shares of Class A common stock outstanding—basic	12,865	12,526	12,755	12,477
Weighted average potential shares of Class A common stock	622	464	719	453
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,487	12,990	13,474	12,930

Basic net income per Class A common share	$0.33	$0.14	$0.39	$0.14
Diluted net income per Class A common share	$0.31	$0.13	$0.37	$0.13

Net income per share – Class B Common Stock
Dividends declared	$192	$189	$573	$567
Allocation of undistributed net income (loss)	680	166	455	(215)
Net income attributable to Class B common stock	$872	$355	$1,028	$352

Weighted average shares of Class B common stock outstanding—basic	3,189	3,149	3,180	3,146
Weighted average potential shares of Class B common stock	76	86	90	88
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,265	3,235	3,270	3,234

Basic net income per Class B common share	$0.27	$0.11	$0.32	$0.11
Diluted net income per Class B common share	$0.27	$0.11	$0.31	$0.11

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and the exercise of stock appreciation rights (“SARs”). The Company’s unvested RSUs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release. In addition, the Company’s unexercised SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to exercise.

The following table sets forth the number of potential common shares not included in the calculation of diluted net income per share because their effects were anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Class A	330	1,307	277	1,148
Class B	67	189	38	183

Index
3.	FAIR VALUE MEASUREMENTS

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
•	Level 1 - Money market mutual funds are recorded at fair value based upon quoted market prices.
•	Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves. The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.
•	Level 3 - The contingent liability associated with the acquisition of CEBOS is recorded at fair value based on significant inputs that are not observable in the market. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. There is one remaining future payment due April 2015 which consists of a guaranteed payment of between $0.3 million and $0.5 million contingent upon certain milestones.

The following table sets forth the financial assets, measured at fair value, as of October 31, 2014 and January 31, 2014:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of October 31, 2014	$50,402
Money market mutual funds as of January 31, 2014	$57,204
Liability related to the interest rate swap as of October 31, 2014		$(71)
Asset related to the interest rate swap as of January 31, 2014		$250
Contingent liability associated with acquisitions as of October 31, 2014			$(736)
Contingent liability associated with acquisitions as of January 31, 2014			$(1,178)

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $21 million and $19 million as of October 31, 2014 and January 31, 2014, respectively.

There have been no transfers between fair value measurements levels during the nine months ended October 31, 2014.

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

Index
The fair values of the derivative instrument at October 31, 2014 and January 31, 2014 were as follows (in thousands):

	( Liability) Asset Derivative
		Fair Value
	Balance Sheet Location	October 31, 2014	January 31, 2014
Derivative instrument:
Interest rate swap	Other (liabilities) assets, net	$(71)	$250
Total		$(71)	$250

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended October 31, 2014 and 2013 was $0.3 million and $(0.5) million, respectively.

4.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2014 and January 31, 2014 were as follows:

	October 31, 2014	January 31, 2014
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,577	$3,577
Capitalized software development costs (1)	1,044	1,183
	4,621	4,760
Less accumulated amortization	(2,050)	(1,445)
Capitalized software costs, net	$2,571	$3,315

(1)	Capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first nine months of fiscal 2015, $0.3 million of costs and accumulated amortization were removed from the balance sheet. Amortization of capitalized software costs was $0.9 million for each of the nine months ended October 31, 2014 and 2013. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of October 31, 2014:

Fiscal Years	(in thousands)
2015 remaining	$278
2016	1,011
2017	837
2018	445
$2,571

Index
5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2014 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2014	$26,985	$(15,608)	$11,377
Impact of foreign currency translation	(163)	—	(163)
Balance at October 31, 2014	$26,822	$(15,608)	$11,214

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2014. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2013. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2014. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2014, that would cause the Company to test goodwill for impairment.

Intangible Assets

	October 31, 2014	January 31, 2014
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,940	$3,048
Trade name	515	515
	3,455	3,563
Less: accumulated amortization	(1,463)	(978)
Net amortizable intangible assets	$1,992	$2,585

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2014, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.5 million for each of the nine months ended October 31, 2014 and October 31, 2013. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of October 31, 2014:

Fiscal Years	(in thousands)
2015 remaining	$174
2016	694
2017	694
2018	430
$1,992

Index
6.	DEBT

	October 31, 2014	January 31, 2014
	(in thousands)
Note payable	$15,183	$15,474
Less current maturities	(401)	(389)
Long-term debt	$14,782	$15,085

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.15% at October 31, 2014. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2014 was $15.2 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee calculated as 0.25% of the unused daily average of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one month LIBOR plus 0.75%. At October 31, 2014, the effective borrowing rate would have been 0.90%.

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

As of October 31, 2014, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2014	$(6,958)
Other comprehensive income	666
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	666
Balance as of October 31, 2014	$(6,292)

Index
During the first nine months of fiscal 2015 there were no reclassifications from accumulated other comprehensive loss.

8.	INCOME TAXES

During the first quarter of fiscal year 2015 QAD adopted ASU 2013-11. The new standard requires the netting of unrecognized tax benefits against deferred tax assets for a loss or credit that would apply in settlement of the uncertain tax position. As of October 31, 2014, the Company net $1.4 million of its uncertain tax benefits against $1.4 million of deferred tax assets on its financial statements and the total amount of unrecognized tax benefits (before netting) was $2.0 million. This amount includes penalties and interest. These unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. In the current quarter the Company released $0.6 million of its reserve due to the expiration of the statute of limitations. The entire release was recorded to the income statement as a discrete benefit during the quarter. In the next twelve months, due to potential settlements with a domestic tax authority related to tax credits and a foreign tax authority related to transfer pricing an estimated $0.2 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2014, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for fiscal years ended March 31, 1998, 1999, 2008, 2009, 2010, and 2012
•	California for the fiscal year ended 2004
•	Minnesota for the fiscal years ended 2010, 2011, 2012, 2013

During the first three quarters of fiscal year 2015 the Company settled audits in the following locations:

•	South Africa for the fiscal year ended 2008
•	Thailand for the fiscal year ended 2012
•	India for the fiscal year ended March 31, 2011
•	France for the fiscal years ended 2011, 2012 and 2013
•	City of Wilmington, Delaware for the calendar years 2009, 2010, 2011, 2012, 2013

No material adjustments were made as a result of such settlements.

9.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first nine months of fiscal 2015:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount

9/9/2014	9/23/2014	9/30/2014	$0.072	$0.06	$1,118,000
6/11/2014	6/25/2014	7/2/2014	$0.072	$0.06	$1,113,000
4/16/2014	4/30/2014	5/7/2014	$0.072	$0.06	$1,103,000

10.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 13 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2014.

Index
Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of maintenance, subscription and other revenue	$51	$58	$150	$161
Cost of professional services	121	124	364	388
Sales and marketing	203	236	587	687
Research and development	132	160	400	512
General and administrative	702	642	2,293	1,966
Total stock-based compensation expense	$1,209	$1,220	$3,794	$3,714

Option/SAR Information

The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2014 and 2013 are shown in the following table:

	Nine Months Ended October 31,
	2014	2013
Expected life in years (1)	4.98	4.57
Risk free interest rate (2)	1.58%	1.00%
Volatility (3)	47%	53%
Dividend rate (4)	1.32%	2.42%

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for SARs that were fully vested and outstanding.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.
(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.
(4)	The Company expects to continue paying quarterly dividends at the same rate as the nine months ending on October 31, 2014.

The following table summarizes the activity for outstanding SARs for the nine months ended October 31, 2014:

	Stock Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2014	2,842	$11.19
Granted	387	21.61
Exercised	(603)	11.65
Expired	(20)	12.92
Forfeited	(49)	12.36
Outstanding at October 31, 2014	2,557	$12.62	5.3	$21,964
Vested and expected to vest at October 31, 2014 (1)	2,538	$12.62	5.3	$21,786
Vested and exercisable October 31, 2014	1,303	$10.51	4.2	$13,735

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

Index
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2014, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on October 31, 2014. The total intrinsic value of SARs exercised in the nine months ended October 31, 2014 was $5.1 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the three months ended October 31, 2014, the Company withheld 5,000 shares for payment of these taxes at a value of $0.1 million. During the nine months ended October 31, 2014, the Company withheld 78,000 shares for payment of these taxes at a value of $1.6 million.

At October 31, 2014, there was approximately $6.0 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the nine months ended October 31, 2014:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2014	430	$11.02
Granted	285	21.25
Released (1)	(167)	11.91
Forfeited	(42)	13.73
Restricted stock at October 31, 2014	506	$16.27

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2014, the Company withheld 1,000 shares for payment of these taxes at a value of $12,000.  During the nine months ended October 31, 2014, the Company withheld 45,000 shares for payment of these taxes at a value of $1.0 million.

Total unrecognized compensation cost related to RSUs was approximately $6.7 million as of October 31, 2014. This cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

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

Index
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenue:
North America (1)	$33,069	$28,571	$93,115	$82,675
EMEA	23,362	21,707	73,244	63,344
Asia Pacific	12,485	11,236	35,688	34,379
Latin America	5,088	4,146	13,492	12,383
	$74,004	$65,660	$215,539	$192,781

(1)    Sales into Canada accounted for 2% of North America total revenue for both the three and nine months ended October 31, 2014 and 2013.

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

BUSINESS OVERVIEW

QAD Inc. ("QAD", the "company", "we" or "us") is a leading global provider of vertically-oriented, mission-critical enterprise software solutions for global manufacturing companies across the automotive, life sciences, consumer products, food and beverage, high technology and industrial industries. Our mission is to deliver best in class software that enables our customers to operate more effectively through improved efficiency on a global basis. QAD Enterprise Applications enables measurement and control of key business processes and supports operational requirements, including financials, manufacturing, demand and supply chain planning, customer management, business intelligence and business process management.  We offer and deliver our software solutions to our customers in a format that best meets their current and future needs - either on premise or in the cloud. Increasingly, our customers are selecting cloud-based or hybrid deployments, which is a combination of on-premise and cloud-based software, as they expand their businesses globally and as they recognize the benefits of cloud-based software.

Index
We generated $216 million of revenues in the first nine months of our fiscal 2015 ended October 31, 2014. Subscription revenue, where we report our cloud business, generated $19 million in our fiscal 2014 and $20 million in the first nine months of our fiscal 2015, representing growth of 32% and 50% respectively vs. prior year periods. Over the last 5 year period subscription revenue has grown at 52% compound annual growth rate (“CAGR”), most recently reaching a $7.7 million quarterly run-rate, in the most recent quarter reported October 31, 2014, which if annualized would represent about $31 million of subscription revenue.

Over 2,000 manufacturing companies have deployed QAD solutions to run their businesses across 4,000 sites globally. Today, our solution is used by over 300,000 active users, of which over 10,000 are actively using our cloud solutions.  We were founded in 1979 and are headquartered in Santa Barbara, California. We employ approximately 1,600 employees throughout our direct operations in 19 countries across the North America, EMEA, Asia Pacific and Latin America regions.

Our Target Vertical Markets

Today, we focus the majority of our efforts on delivering mission critical software solutions to enterprise customers in six core verticals - automotive, life sciences, consumer products, food and beverage, high technology and industrial. Since inception, we have focused on these core verticals and believe our domain expertise is a competitive advantage. Many of these companies operate multiple sites in multiple countries that require a distributed IT infrastructure. Because of this, our hybrid deployment approach enables customers to choose a deployment option that best meets their needs. Additionally, each of these verticals has industry specific needs that our software solutions address to help these customers operate more effectively and efficiently both internally and externally. Examples of these challenges are:
•	Automotive – complying with OEM requirements, identification of low-cost approaches to new markets, managing mergers and acquisitions;
•	Life Sciences – meeting global regulatory requirements, new product introduction, auditability, and supply chain management;
•	Consumer Products – meeting global regulatory requirements, consumer confidence in product safety and quality, enabling global sustainability initiatives;
•	Food and Beverage – enabling more effective new production introductions, consumer confidence in product safety and quality, meeting global regulatory requirements;
•	High-Technology – meeting customer demands and managing customer support, mass customization and competitive differentiation, reduction of configuration and quote errors;
•	Industrial – managing variable demand, supporting lean principles, enabling innovation and competitive differentiation, achieving fast implementation at lower total cost of ownership.

In each of our vertical markets, QAD takes an active role with industry groups and standards bodies to ensure that we embrace new manufacturing practices, provide innovative solutions to give our customers a competitive advantage and deliver capabilities to address regulatory compliance.

Our Solution

     At the core of our solutions is our ERP suite called QAD Enterprise Applications or MFG/PRO. Our ERP suite is also deployed in the cloud as QAD Cloud ERP. QAD Enterprise Applications supports the core business processes of our global manufacturing customers, including key functions in the following areas:

•	Financial management,
•	Customer management,
•	Manufacturing planning and execution,
•	Demand and supply chain planning and execution,
•	Service and support management,
•	Enterprise asset management,
•	Business and operational analytics,
•	Process and performance management, and
•	Internationalization.

Index
We also focus on the foundation and technology of our applications, such as user interface and functionality to ensure we are delivering solutions that are easy to implement, use and enable customers to evolve towards more effective enterprises. This includes our integration platform-as-a-service which enables our customers to integrate our solution, whether on-premise, or cloud, or both, with other enterprise systems our customers may have deployed, such as human capital management or salesforce automation software.

SUMMARY OF THE FIRST NINE MONTHS OF FISCAL 2015

Total revenue for the first nine months of fiscal 2015 increased by 12% to $215.5 million compared to the prior year period. The two primary drivers of our revenue growth were subscription revenue from our cloud offering and professional services revenue.  Excluding the effect of foreign exchange fluctuations, we expect that total revenue generally will continue to increase in fiscal 2015 due to continued services implementation and upgrade projects, the high percentage of customers that renew their maintenance contracts and continued growth in cloud revenue.

License Revenue. License revenue is primarily derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In the first nine months of fiscal 2015, license revenue increased by 12% to $24.2 million compared to the prior year period. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence (“VSOE”) requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

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

Subscription Revenue. Growing our cloud model, which generates subscription revenue, and offering our products as software-as-a-service (“SaaS”) continues to be a key strategic and growth initiative for us. In the first nine months of fiscal 2015, we experienced strong growth in our subscription revenue, which increased by 50% to $20.3 million compared to the prior year period. Our cloud customers include a mix of new user implementations of our cloud product and existing customers who have converted from our on-premise model. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months.  We expect cloud revenue in fiscal 2015 to grow at a rate above 40%.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In the first nine months of fiscal 2015, maintenance revenue increased by 2% to $107.2 million compared to the prior year period. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; (5) adjustments to revenue as a result of revenue recognition rules; and (6) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months.  Our maintenance revenue is negatively impacted by customers that transition to QAD Cloud ERP.  When customers transition to our cloud solution they no longer pay for maintenance as those services are included as a component of our subscription offering.

Index
Professional Services Revenue. Our services business consists of professional services, including consulting and training related to our solutions. In the first nine months of fiscal 2015, our services revenue increased by 21% to $63.7 million compared to the prior year period. We believe the growth in professional services revenue is commensurate with an increased number of on-premise customers upgrading their software as they renew their commitment to our applications, and growth in license and subscription revenue as new customers implement our software and existing customers upgrade and convert to the cloud. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, system upgrades and ongoing training and education. We believe our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues.

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

Cash Flow and Financial Condition. In the first nine months of fiscal 2015, we generated cash flows from operating activities of $5.0 million. Our cash and equivalents at October 31, 2014 totaled $71.4 million, with the only debt on our balance sheet consisting of $15.2 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for dividend payments, acquisitions, share repurchase programs and other equity related transactions.

In fiscal 2015, we anticipate that our priorities for use of cash will be growing our cloud business in addition to developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery, technology direction and the growth of our cloud solution. We will also continue to assess share repurchases, dividend payments and other equity transactions. We do not anticipate additional borrowing requirements in fiscal 2015.

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

Index
Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Nine Months Ended	Compared to Prior Period		Nine Months Ended
	October 31, 2014	$	%	October 31, 2013	Octobers 31, 2014	$	%	October 31, 2013
(in thousands)
Revenue
License fees	$8,616	$1,855	27%	$6,761	$24,231	$2,648	12%	$21,583
Percentage of total revenue	12%			10%	11%			11%
Subscription fees	7,710	2,606	51%	5,104	20,344	6,743	50%	13,601
Percentage of total revenue	10%			8%	9%			7%
Maintenance and other	35,029	(600)	-2%	35,629	107,225	2,141	2%	105,084
Percentage of total revenue	47%			54%	50%			55%
Professional services	22,649	4,483	25%	18,166	63,739	11,226	21%	52,513
Percentage of total revenue	31%			28%	30%			27%
Total revenue	$74,004	$8,344	13%	$65,660	$215,539	$22,758	12%	$192,781

Total Revenue. On a constant currency basis, total revenue was $74.0 million and $64.9 million for the third quarter of fiscal 2015 and 2014, respectively, representing a $9.1 million, or 14%, increase from the same period last year. When comparing categories within total revenue at constant rates, our current quarter results included increases in license, subscription and professional services categories and a slight decrease in maintenance and other revenue categories. Revenue outside the North America region as a percentage of total revenue was 55% and 56% for the third quarter of fiscal 2015 and 2014, respectively. Total revenue increased in all regions during the third quarter of fiscal 2015 when compared to the same quarter last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the third quarter of fiscal 2015 was approximately 31% in automotive, 21% in consumer products and food and beverage, 32% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for the third quarter of fiscal 2014 was approximately 27% in automotive, 23% in consumer products and food and beverage, 35% in high technology and industrial products and 15% in life sciences.

On a constant currency basis, total revenue was $215.5 million and $192.8 million for the first nine months of fiscal 2015 and 2014, respectively, representing a $22.7 million, or 12%, increase from the same period last year. When comparing categories within total revenue at constant rates, our results for the first nine months of fiscal 2015 included increases across all revenue categories. Revenue outside the North America region as a percentage of total revenue was 57% for the first nine months of fiscal 2015 and 2014. Total revenue increased across all of our regions during the first nine months of fiscal 2015 when compared to the same period last year.  Revenue by industry for the first nine months of fiscal 2015 was approximately 30% in automotive, 22% in consumer products and food and beverage, 33% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for first nine months of fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences.

License Revenue. On a constant currency basis, license revenue was $8.6 million and $6.7 million for the third quarter of fiscal 2015 and 2014, respectively, representing a $1.9 million, or 28%, increase from the same period last year. License revenue increased in our North America, Latin America and Asia Pacific regions and decreased in our EMEA region during the third quarter of fiscal 2015 when compared to the same quarter last year.  One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2015, five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the third quarter of fiscal 2014 when six customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. Our license billings for the third quarter of fiscal 2015 were relatively consistent to the third quarter of fiscal 2014 and there was no net deferred license revenue impact in the third quarter of fiscal 2015. This compared to a negative impact of $1.6 million of net deferred license revenue in the third quarter of fiscal 2014. Net deferred license revenue represents license revenue deferred during the current period offset by revenue recognition from deals that were deferred in prior periods for accounting purposes.

Index

On a constant currency basis, license revenue was $24.2 million and $21.7 million for the first nine months of fiscal 2015 and 2014, respectively, representing a $2.5 million, or 12%, increase from the same period last year. License revenue increased in our North America, Latin America and EMEA regions and decreased in our Asia Pacific region during the first nine months of fiscal 2015 when compared to the same period last year.  During the first nine months of fiscal 2015, twelve customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first nine months of fiscal 2014 when fourteen customers placed license orders totaling more than $0.3 million, and no orders exceeded $1.0 million. Although our license billings for the first nine months of fiscal 2015 were relatively consistent to the prior year period, our license revenue in the current period benefited by $0.4 million from recognition of deals that were deferred in prior periods for accounting purposes, while our license revenue for the first nine months of fiscal 2014 was reduced by $2.3 million due to deferred license revenue.

Subscription Revenue. On a constant currency basis, subscription revenue was $7.7 million and $5.1 million for the third quarter of fiscal 2015 and 2014, respectively, representing a $2.6 million, or 51%, increase from the same period last year. Subscription revenue increased in our North America, EMEA and Asia Pacific regions and remained relatively flat in our Latin America region during the third quarter of fiscal 2015 when compared to the same quarter last year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering to new customers, QAD customers converting from on-premise and additional users and modules purchased from our existing cloud customers. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

On a constant currency basis, subscription revenue was $20.3 million and $13.6 million for the first nine months of fiscal 2015 and 2014, respectively, representing a $6.7 million, or 49%, increase from the same period last year.  Subscription revenue increased in all regions during the first nine months of fiscal 2015 when compared to the same period last year. The increase in subscription revenue was primarily due to additional revenue related to our QAD Cloud ERP product offering.   We expect the growth of subscription revenue in the future to be primarily attributable to growth in our QAD Cloud ERP product offering.

Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $35.0 million and $35.2 million for the third quarter of fiscal 2015 and 2014, respectively, representing a $0.2 million, or 1%, decrease from the same period last year. Other  revenue was zero for the third quarter of fiscal 2015 and $0.3 million for the third quarter of fiscal 2014. Excluding other revenue, maintenance revenue increased $0.1 million from the same period last year. Maintenance revenue increased in our EMEA and Asia Pacific regions, remained relatively flat in our Latin America region and decreased in our North America region during the third quarter of fiscal 2015 when compared to the same quarter last year.

On a constant currency basis, maintenance and other revenue was $107.2 million and $105.0 million for the first nine months of fiscal 2015 and 2014, respectively, representing a $2.2 million, or 2%, increase from the same period last year. Other revenue was $0.2 million for the first nine months of fiscal 2015 and $0.9 million for the same period of fiscal 2014. Excluding other revenue, maintenance revenue increased $2.9 million from the same period last year. Maintenance revenue increased in our EMEA, Asia Pacific and Latin America regions and remained relatively flat in our North America region during the first nine months of fiscal 2015 when compared to the same period last year. The increase in maintenance revenue was primarily related to price increases, new customers, new users and new modules in excess of cancellations.
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the third quarter and the first nine months of both fiscal 2015 and 2014.

Professional Services Revenue. On a constant currency basis, professional services revenue was $22.6 million and $17.9 million for the third quarter of fiscal 2015 and 2014, respectively, representing a $4.7 million, or 26%, increase from the same period last year. Professional services revenue increased in all regions during the third quarter of fiscal 2015 compared to the same quarter last year. The increase in services revenue was primarily due to higher revenue generated from implementation and upgrade projects. Services revenue recognized from cloud engagements was between 15% and 20% of total services revenue in each period. The number of engagements and the average revenue per engagement were both higher in the third quarter of fiscal 2015 than in the same period of last year. We believe the growth in professional services revenue is commensurate with an increased number of on-premise customers upgrading their software as they renew their commitment to our applications, and our growth in license and subscription revenue as new customers implement our software and existing customers upgrade and convert to the cloud.

Index
On a constant currency basis, professional services revenue was $63.7 million and $52.6 million for the first nine months of fiscal 2015 and 2014, respectively, representing an $11.1 million, or 21%, increase from the same period last year. Professional services revenue increased in all regions during the first nine months of fiscal 2015 when compared to the same period last year.  The increase in services revenue was primarily due to higher revenue generated from implementation and upgrade projects. Services revenue recognized from cloud engagements was between 15% and 20% of total services revenue in each period. Although the number of engagements remained consistent period over period, the average revenue per engagement was higher for the first nine months of fiscal 2015 than in the same period of last year. We believe the growth in professional services revenue is commensurate with an increased number of on-premise customers upgrading their software as they renew their commitment to our applications, and our growth in license and subscription revenue as new customers implement our software and existing customers upgrade and convert to the cloud.

Cost of Revenue

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Nine Months Ended	Compared to Prior Period		Nine Months Ended
	October 31, 2014	$	%	October 31, 2013	October 31, 2014	$	%	October 31, 2013
(in thousands)
Cost of revenue
Cost of license fees	$1,217	$59	5%	$1,158	$3,270	$99	3%	$3,171
Cost of maintenance, subscription and other	12,055	656	6%	11,399	36,476	2,968	9%	33,508
Cost of professional services	19,799	3,451	21%	16,348	57,975	8,347	17%	49,628
Total cost of revenue	$33,071	$4,166	14%	$28,905	$97,721	$11,414	13%	$86,307
Percentage of revenue	45%			44%	45%			45%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $33.1 million for the third quarter of fiscal 2015 and $28.6 million for the third quarter of fiscal 2014; and as a percentage of total revenue was 45% and 44% for the third quarter of fiscal 2015 and 2014, respectively. The non-currency related increase in cost of revenue of $4.5 million, or 16%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was primarily due to higher personnel and hosting costs associated with higher subscription revenue and higher personnel and subcontractor costs associated with higher professional services revenue.

On a constant currency basis, total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $97.7 million for the first nine months of fiscal 2015 and $86.2 million for the first nine months of fiscal 2014; and as a percentage of total revenue was 45% for the first nine months of fiscal 2015 and 2014. The non-currency related increase in cost of revenue of $11.5 million, or 13%, for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was primarily due to higher personnel and hosting costs associated with higher subscription revenue and higher personnel and subcontractor costs associated with higher professional services revenue.

Cost of License Fees.  On a constant currency basis, cost of license fees was $1.2 million for the third quarter of fiscal 2015 and fiscal 2014. Cost of license fees as a percentage of license revenue was 14% and 17% for the third quarter of fiscal 2015 and 2014, respectively. Excluding the impact of license orders greater than $0.1 million and their associated royalty expense, which were deferred due to revenue recognition rules, cost of license fees as a percentage of license revenue was 13% for the third quarter of fiscal 2014.

On a constant currency basis, cost of license fees was $3.3 million and $3.2 million for the first nine months of fiscal 2015 and 2014, respectively, representing an increase of $0.1 million, or 3%. The non-currency related increase in cost of license fees of $0.1 million for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was due to slightly higher royalties.  Cost of license fees as a percentage of license revenue was 13% and 15% for the first nine months of fiscal 2015 and fiscal 2014, respectively.

Index
Cost of Maintenance, Subscription and Other.  On a constant currency basis, cost of maintenance, subscription and other was $12.1 million and $11.3 million for the third quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $0.8 million, or 7%. The non-currency related increase in cost of maintenance, subscription and other of $0.8 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was primarily due to higher subscription costs, which included higher hosting costs of $0.4 million and higher personnel costs of $0.6 million as a result of increased headcount of 24 people. The higher subscription costs are to support the growth in our cloud business. Subscription costs benefited from higher cost relief related to staff who worked on services engagements of $0.4 million. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenue was 28% for the third quarters of both fiscal 2015 and 2014.

On a constant currency basis, cost of maintenance, subscription and other was $36.5 million and $33.4 million for the first nine months of fiscal 2015 and fiscal 2014, respectively, representing an increase of $3.1 million, or 9%. The non-currency related increase in cost of maintenance, subscription and other of $3.1 million for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was primarily due to higher subscription costs, which included higher hosting costs of $1.8 million, higher personnel costs of $1.5 million as a result of increased headcount of 24 people, higher bonuses of $0.3 million and higher information technology and facilities allocated costs of $0.4 million. The higher subscription costs are to support the growth in our cloud business. Subscription costs benefited from higher cost relief related to staff who worked on services engagements of $0.8 million. Cost of maintenance, subscription and other as a percentage of maintenance, subscription and other revenues was 29% and 28% in the first nine months of fiscal 2015 and fiscal 2014, respectively.

Cost of Professional Services.  On a constant currency basis, cost of professional services was $19.8 million and $16.1 million for the third quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $3.7 million, or 23%. The non-currency related increase in cost of professional services of $3.7 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was primarily due to higher subcontractor costs of $1.1 million, higher personnel costs of $1.0 million as a result of increased headcount of 38 people, higher recruitment fees of $0.3 million and higher travel of $0.3 million. In addition, the increase in cost of professional services included higher personnel costs from other departments who worked on services engagements of $1.0 million. Cost of professional services as a percentage of professional services revenue was 87% and 90% for the third quarter of fiscal 2015 and 2014, respectively.

On a constant currency basis, cost of professional services was $58.0 million and $49.6 million for the first nine months of fiscal 2015 and 2014, respectively, representing an increase of $8.4 million, or 17%. The non-currency related increase in cost of professional services of $8.4 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was due to higher subcontractor costs of $2.6 million, higher personnel costs of $2.2 million as a result of increased headcount of 38 people, higher travel of $0.9 million, higher bonuses of $0.6 million and higher recruitment fees of $0.4 million. In addition, the increase in cost of professional services included higher personnel costs from other departments who worked on services engagements of $1.9 million. Cost of professional services as a percentage of professional services revenues was 91% and 95% for the first nine months of fiscal 2015 and fiscal 2014 respectively.

Index
Sales and Marketing

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Nine Months Ended	Compared to Prior Period		Nine Months Ended
	October 31, 2014	$ %		October 31, 2013	October 31, 2014	$ %		October 31, 2013
(in thousands)
Sales and marketing	$16,421	$1,238	8%	$15,183	$50,319	$3,230	7%	$47,089
Percentage of revenue	22%			23%	24%			24%

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

On a constant currency basis, sales and marketing expense was $16.4 million and $15.0 million for the third quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $1.4 million, or 9%. The non-currency related increase in sales and marketing expense of $1.4 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was due primarily to higher salaries and related expense of $0.6 million as a result of 18 additional sales employees, higher commissions and sales bonuses of $0.4 million, higher professional fees of $0.2 million, higher travel expense of $0.2 million and higher severance of $0.2 million. Sales and marketing expense benefited from higher cost relief related to staff who worked on services engagements of $0.2 million.

On a constant currency basis, sales and marketing expense was $50.3 million and $47.1 million for the first nine months of fiscal 2015 and 2014, respectively, representing an increase of $3.2 million, or 7%. The non-currency related increase in sales and marketing expense of $3.2 million for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was primarily due to higher commissions and sales bonuses of $1.1 million which were mainly driven by higher revenue including orders partially recognized in the first nine months of fiscal 2015 from new cloud subscriptions. Our policy is to expense commissions in the period when the sale occurs; so when cloud sales are booked we incur the expense without the related revenue in the period. In addition, sales and marketing expense increased due to higher salaries and related expense of $1.4 million as a result of 18 additional sales employees, higher travel expense of $0.9 million and higher professional fees of $0.4 million. These increases in sales and marketing expense were partially offset by lower severance of $0.2 million and lower sales agent fees of $0.2 million. Sales and marketing expense benefited from higher cost relief related to staff who worked on services engagements of $0.4 million.

Research and Development

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Nine Months Ended	Compared to Prior Period		Nine Months Ended
	October 31, 2014	$ %		October 31, 2013	October 31, 2014	$ %		October 31, 2013

(in thousands)
Research and development	$10,152	$335	3%	$9,817	$32,249	$1,118	4%	$31,131
Percentage of revenue	14%			15%	15%			16%

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

Index
On a constant currency basis, research and development expense was $10.2 million and $9.8 million for the third quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $0.4 million, or 4%. The non-currency related increase in research and development expense of $0.4 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was due primarily to a one-time reversal of accrued business and value-added taxes of $0.6 million in the third quarter of fiscal 2014 as a result of governmental approval of an exemption certificate in one of our tax jurisdictions. Research and development expense benefited from higher cost relief related to staff who worked on services engagements of $0.2 million.

On a constant currency basis, research and development expense was $32.2 million and $31.1 million for the first nine months of fiscal 2015 and 2014, respectively, representing an increase of $1.1 million, or 4%. The non-currency related increase in research and development expense of $1.1 million for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was due primarily to a one-time reversal of accrued business and value-added taxes of $0.6 million in the third quarter of fiscal 2014 as a result of governmental approval of an exemption certificate in one of our tax jurisdictions, and higher bonuses of $0.5 million. Research and development expense benefited from higher cost relief related to staff who worked on services engagements of $0.3 million.

General and Administrative

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2014	$	%	October 31, 2013	October 31, 2014	$	%	October 31, 2013
(in thousands)
General and administrative	$8,295	$519	7%	$7,776	$26,464	$2,311	10%	$24,153
Percentage of revenue	11%			12%	12%			13%

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

On a constant currency basis, general and administrative expense was $8.3 million and $7.8 million for the third quarter of fiscal 2015 and fiscal 2014, respectively, representing an increase of $0.5 million, or 6%. The non-currency related increase in general and administrative expense of $0.5 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was primarily due to higher personnel related expenses of $0.3 million.

On a constant currency basis, general and administrative expense was $26.5 million and $24.2 million for the first nine months of fiscal 2015 and 2014, respectively, representing an increase of $2.3 million, or 10%. The non-currency related increase in general and administrative expense of $2.3 million for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was primarily due to higher professional fees of $0.8 million, higher bonuses of $0.6 million, higher salaries and related expense of $0.4 million and higher stock compensation expense of $0.3 million partially offset by lower severance of $0.3 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million for the third quarters of both fiscal 2015 and 2014, and $0.5 million for the first nine months of both fiscal 2015 and 2014. Amortization expense for all periods was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Index
Other Expense (Income)

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Nine Months Ended	Compared to Prior Period		Nine Months Ended
	October 31, 2014	$	%	October 31, 2013	October 31, 2014	$	%	October 31, 2013
(in thousands)
Other (income) expense
Interest income	$(56)	$(1)	-2%	$(55)	$(169)	$56	25%	$(225)
Interest expense	185	(33)	-15%	218	598	(32)	-5%	630
Other (income) expense, net	(164)	(373)	-178%	209	(56)	817	94%	(873)
Total other (income) expense	$(35)	$(407)	-109%	$372	$ $ 373	$841	180%	$(468)
Percentage of revenue	0%			11%	0%			0%

Total other (income) expense was $(35,000) and $372,000 for the third quarter of fiscal 2015 and fiscal 2014, respectively. The change primarily related to a favorable movement in foreign exchange of $0.4 million.

Total other (income) expense was $0.4 million and $(0.5) million for the first nine months of fiscal 2015 and 2014, respectively. The change was primarily due to an unfavorable impact of $0.9 million related to the fair market value of the interest rate swap associated with the mortgage on our headquarters partially offset by a favorable movement in foreign exchange of $0.2 million.

Income Tax Expense

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Nine Months Ended	Compared to Prior Period		Nine Months Ended
	Oct 31, 2014	$ %		Oct 31, 2013	Oct 31, 2014	$ %		Oct 31, 2013
(in thousands)
Income tax expense	$834	$(546)	-40%	$1,380	$1,879	$(119)	-6%	$1,998
Percentage of revenue	1%			2%	1%			1%
Effective tax rate	14%			40%	24%			49%

We recorded income tax expense of $0.8 million and $1.4 million in the third quarter of fiscal 2015 and fiscal 2014, respectively. Our effective tax rate decreased to 14% during the third quarter of fiscal 2015 compared to 40% for the same period in the prior year.  The decrease in rate for the third quarter of fiscal 2015 compared to the same period in 2014 is primarily due to higher forecasted income, a change in our jurisdictional mix and the release of unrecognized tax benefits.
We recorded income tax expense of $1.9 million and $2.0 million for the first nine months of fiscal 2015 and 2014, respectively.  Our effective tax rate decreased to 24% from 49% for the same period in the prior year. The decrease in rate year over year is primarily due to higher forecasted income, a change in our jurisdictional mix, lower equity shortfall, and the release of unrecognized tax benefits.
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

At October 31, 2014, our principal sources of liquidity were cash and equivalents totaling $71.4 million and net accounts receivable of $46.4 million. At October 31, 2014, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 80% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2014. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2015.

Index
Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of October 31, 2014, the portion of our cash and equivalents held by or invested through Bank of America was approximately 90%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

The amount of cash and equivalents held by foreign subsidiaries was $68.1 million and $55.1 million as of October 31, 2014 and January 31, 2014, respectively. If these funds are needed for our operations in the U.S., and if U.S. tax has not been previously provided, we would be required to accrue and pay taxes in the U.S. to repatriate these funds. Our current plans do not demonstrate a need to repatriate funds permanently reinvested in our foreign subsidiaries for our operations in the U.S. and it is not practicable to make a worldwide estimate of the amount of tax which may be payable upon distribution.

The following table summarizes our cash flows for the nine months ended October 31, 2014 and 2013, respectively.

(in thousands)	Nine Months Ended October 31, 2014	Nine Months Ended October 31, 2013
Net cash provided by operating activities	$5,031	$11,575
Net cash used in investing activities	(3,452)	(4,183)
Net cash used in financing activities	(6,450)	(5,986)
Effect of foreign exchange rates on cash and equivalents	298	(616)
Net (decrease) increase in cash and equivalents	$(4,573)	$790

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers which is our largest source of operating cash flow. Net cash flows provided by operating activities was $5.0 million for the first nine months of fiscal 2015 compared to $11.6 million for the first nine months of fiscal 2014. The $6.6 million decrease in net cash flows provided by operating activities was primarily attributable to the negative cash flow effect of changes in deferred revenue of $6.6 million. In the prior year we had a higher amount of deferred revenue due to software revenue recognition accounting rules. In the current year we have been recognizing revenue related to those prior year deferrals. As a result, our deferred revenue balance is lower compared to prior year and cash provided by operating activities is negatively impacted in the current year to date period.

Capital expenditures were $3.3 million for the first nine months of fiscal 2015 and consisted primarily of purchases of computer equipment, a facilities improvement project and costs incurred and capitalized related to our internal systems upgrade.  This compared to $4.0 million for the first nine months of fiscal 2014 primarily relating to purchases of furniture and office equipment related to office moves and costs incurred and capitalized related to our internal systems upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first nine months of fiscal 2015 we made dividend payments consisting of $3.3 million in cash.  In the first nine months of fiscal 2014 we made dividend payments consisting of $4.2 million in cash and 10,000 shares of Class A common stock with a fair value of $0.1 million. In the second quarter of fiscal 2014 we began paying dividends in cash only. Prior to the second quarter of fiscal 2014 we allowed shareholders the choice of a stock dividend or cash dividend payment. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

Index
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

DSO under the countback method was 58 days and 57 days at October 31, 2014 and 2013, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 56 days and 61 days at October 31, 2014 and 2013, respectively. We believe our reserve methodology is adequate, our reserves are properly stated as of October 31, 2014, and the quality of our receivables remains good.

We believe that our cash on hand, net cash provided by operating activities and available borrowings under our existing credit facility will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.  We have the ability to generate additional cash pursuant to a shelf registration statement we filed in September 2014 which is effective for three years. Under the shelf registration statement we may offer up to $125,000,000 of Class A common stock, preferred stock, debt securities, warrants or units in one or more offerings and in any combination.  Except as described in any applicable prospectus supplement, the net proceeds from the sale of any securities offered by us pursuant to the shelf registration statement would be used for general corporate purposes, which may include working capital, capital expenditures, financing commercial activities, repayment, refinancing or redemption of other indebtedness, and strategic acquisitions and alliances, if any.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2014 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2014.  During the quarter ended October 31, 2014 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee calculated as 0.25% of the unused daily average of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one month LIBOR plus 0.75%. At October 31, 2014, the effective borrowing rate would have been 0.90%.

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

As of October 31, 2014, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.15% at October 31, 2014. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2014 was $15.2 million.

Index
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real and British pound. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of October 31, 2014.

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

For the nine months ended October 31, 2014 and 2013, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for the nine months ended October 31, 2014 and 2013. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 2% and our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 5%.

For the nine months ended October 31, 2014 and 2013, foreign currency transaction and remeasurement gains totaled $214,000 and $43,000 respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $0.5 million.

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

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of October31, 2014 there were no borrowings under our unsecured line of credit.

Index
Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the October 31, 2014, rates would cause a $0.2 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.
(Registrant)

Date: December 3, 2014	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)