Form 10-K
period 2015-01-31
QAD INC
filed 2015-04-13
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

As of July 31, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 12,859,132 shares of the Registrant’s Class A common stock outstanding and 3,187,990 shares of the Registrant’s Class B common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2014) was approximately $107 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2015, there were 15,370,559 shares of the Registrant’s Class A common stock outstanding and 3,199,065 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 9, 2015.

QAD INC.
FISCAL YEAR 2014 FORM 10-K ANNUAL REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward-looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” which are incorporated herein by reference, and as may be updated in filings we make from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date of this Annual Report on Form 10-K and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2016.

PART I

ITEM 1.	BUSINESS

ABOUT QAD

We are a leading global provider of vertically-oriented, mission-critical enterprise software solutions for global manufacturing companies across the automotive, life sciences, consumer products, food and beverage, high technology and industrial products industries. Our mission is to deliver best-in-class software that enables our customers to operate more effectively on a global basis. QAD Enterprise Applications enables measurement and control of key business processes and supports operational requirements, including financials, manufacturing, demand and supply chain planning, customer management, business intelligence and business process management. We deliver our software solutions to our customers in a format that best meets their current and future needs - either in the cloud, on premise, or blended. Increasingly, our customers are selecting either a cloud-based deployment or a blended deployment, which is a combination of on-premise and cloud-based software, as they expand their businesses globally and as they recognize the benefits of full featured ERP cloud-based software.

We generated $295.1 million of revenue for our fiscal year ended January 31, 2015 and $266.3 million of revenue for our fiscal year ended January 31, 2014, representing growth of 11%. Subscription revenue generated $28.2 million in our fiscal year 2015 and $19.4 million in our fiscal year 2014, representing growth of 45% over prior year. Our annualized subscription revenue run rate was approximately $34 million at January 31, 2015.

Over 2,000 manufacturing companies have deployed QAD solutions to run their businesses across more than 4,000 sites globally. Today, our solutions are used by over 300,000 active users, of which over 13,000 are actively using our cloud solutions. We were founded in 1979 and are headquartered in Santa Barbara, California. We employ approximately 1,650 employees throughout our direct operations in 23 countries across the North America, EMEA, Asia Pacific and Latin America regions.

Our Target Vertical Markets

We focus our efforts on delivering mission-critical software solutions to enterprise customers in six core verticals within global manufacturing – automotive, life sciences, consumer products, food and beverage, high technology and industrial products:

Automotive: QAD solutions address the needs of global automotive manufacturing companies. Our solutions support industry practices such as the Materials Management Operational Guidelines/Logistics Evaluation (“MMOG/LE”), used as the framework for supplier review by many automotive original equipment manufacturers (“OEMs”). We support companies throughout the global automotive markets, including the tier-1 suppliers in the supply chains of most leading automotive OEMs worldwide. We deliver unique capabilities to support the collaboration requirements of the automotive OEM suppliers, supporting the strict quality requirements of OEM’s including Advanced Product Quality Process (“APQP”). QAD Cloud EDI provides a scalable solution that meets the needs of automotive customers to rapidly implement and standardize Electronic Data Interchange (“EDI”) across their global enterprise. QAD solutions are in use at many of the market-leading automotive parts companies throughout the world that manufacture a broad range of components used in interiors, electrical components, safety systems, bodies and drivetrains.

Consumer Products: QAD solutions address the needs of global consumer product manufacturing companies. Consumer products companies manufacture a broad range of items that are purchased by end consumers through various retail channels such as: major retailers, Internet merchants, supermarkets and big-box stores. The manufacturing process for those items is varied and depends on the nature of the item; however, the fulfillment and distribution requirements have significant commonality. Major retailers manage very agile supply chains and are typically very demanding of their suppliers, as they strive to service ever-growing demand from consumers for speed of delivery and variety of products. For example, QAD solutions address the complex replenishment requirements of companies supplying the retail supply chain, including promotional pricing, demand planning, quality compliance and product configuration. Our customers manufacture a broad range of products such as electronics, appliances, home and garden products, cosmetics and jewelry; and sell their products across the globe.

Food and Beverage: QAD solutions address many sectors of the food and beverage industry. The food and beverage industry consists of many sub-sectors consisting of fresh, frozen and shelf-stable products. Our solutions support regulatory and quality initiatives such as cold chain management for temperature sensitive products including produce, fresh seafood and ice cream; hazard analysis; and critical control point analysis, which handle the management of biological, chemical and physical hazards. Our solutions support the product cycle of the food and beverage industry from raw material production, procurement and handling to manufacturing, distribution and consumption of the finished product.  QAD solutions are standards-focused to ensure food safety and in addition meet compliance requirements in the different markets where our customers operate.  Our solutions also focus on inventory management throughout the entire supply chain, from procurement of raw materials through to the supermarket shelf. QAD provides solutions for food and beverage companies that manufacture a broad range of products and manage many of the world’s well-known brands. Our customers include global leaders in baking, daily fresh production, beverage and full process production.

High Technology: QAD solutions are used by many high-technology companies that manufacture a diverse range of products including electronic components, smart cards, telecommunications equipment and test and measurement equipment.  High-tech companies often face the challenges of very complex product structures with a need for traceability of parts and processes throughout their entire supply chain, as well as tight control of engineering changes. Many high-tech companies providing complex systems also face the challenge of managing installation and support of equipment after sale in addition to managing field engineering resources. QAD solutions address the requirements of manufacturing items with complex designs and multiple configurations. A high-tech manufacturer can use QAD’s solutions to configure the product based on customers’ input; manufacture and assemble the product to their specification; and schedule, install and support the equipment throughout its lifecycle.

Industrial Products: QAD solutions address the needs of companies making industrial products for many different markets. Companies in this broad market segment face a variety of challenges and have requirements for support of the full range of manufacturing methodologies, often within the same enterprise. Our solutions support multiple manufacturing methodologies in parallel, including lean manufacturing. The need for traceability of materials from source through to the finished product is often important to our customers, and QAD’s superior capabilities in traceability and serialization support this feature. The capabilities of QAD’s solutions are also used to support our customers’ needs for environmental compliance. Our customers manufacture products as diverse as machine tools, specialist ceramic materials used in aerospace and defense and equipment used in the oil and gas industries. This broad segment accounts for the largest group of our customers.

Life Sciences: QAD solutions support manufacturing companies in the life sciences sector, focusing on the requirements of medical device, pharmaceutical, nutraceutical and biotechnology companies. QAD solutions help global life sciences companies manufacture products in accordance with current Good Manufacturing Practices (“cGMP”) and other standards required by regulators around the world.  In addition to cGMP, QAD solutions support many business and regulatory processes specific to the life sciences industry, such as automated quality management, supply chain planning and serialization in support of requirements for Unique Device Identification and the Drug Quality and Security Act. Our customers’ products include such items as defibrillators, ventricular assist systems, artificial joints, surgical instruments and prescription medications. QAD’s Cloud ERP for Life Sciences provides life sciences clients with a qualified IT infrastructure as a key building block to help them ensure that they have a solid foundation upon which to base their software validation requirements.

 Our focus on these six verticals gives us a competitive advantage by providing a solution with a better fit for our target customers. While some ERP vendors provide broader solutions built for many industries, our narrow industry focus allows our customers to implement with fewer customizations than our competitors require, which typically results in less complex and therefore lower cost and faster implementations. We leverage our vertical expertise in the development of our product to meet specific industry needs; in sales, to understand our customer’s unique requirements; in presales, to demonstrate how these requirements are handled in the software; and in services, to apply best practices in optimizing business processes and implement the software accordingly. Many manufacturing companies operate multiple sites in multiple countries that require a distributed IT infrastructure. Our options of cloud, on-premise and blended deployment enable such customers to choose a full-featured ERP deployment option that best meets their needs. Additionally, each of these verticals has industry-specific requirements that our software solutions address to help these customers operate more effectively and efficiently both internally and externally.

OUR STRATEGY

QAD has a vision for a future in which all of our customers operate as Effective Enterprises. We define an Effective Enterprise as one where every business process is working at peak efficiency and is perfectly aligned to achieve our customers’ strategic goals. In support of our vision, we focus on providing complete solutions and expertise that enable our customers to improve the effectiveness of their business processes in areas such as financial reporting, customer management, manufacturing planning and execution, demand and supply chain planning, supply chain execution, service and support, enterprise asset management, enterprise quality management, transportation management, analytics, interoperability and internationalization. In addition, our software is designed to support global regulatory and business practice requirements that enable our customers to satisfy governmental and industry regulations, while incorporating industry best practices and providing real-time visibility and measurement, in support of continuous business process improvement initiatives.

We focus on building solutions in specific industry segments within manufacturing in order to provide our customers the capabilities they need to run their enterprises effectively without the complexity and excess resource consumption associated with generalist solutions. We focus on those areas where we see potential for increased growth due to manufacturing expansion, cloud adoption, or emerging requirements that we can address.

We have a number of key strategies that support the achievement of our vision which we believe will help drive our continued growth:

Continued leadership in fully-featured, flexible ERP for manufacturing companies.  QAD was an early innovator in ERP for manufacturing companies and among the first to offer a cloud-based ERP platform beginning in 2007. We expect to continue to innovate to meet the needs of our global client base and target markets. We will continue our focus on offering a best-in-class cloud solution and expect the growth trends we have experienced in this area to continue since many new and existing customers are pursuing cloud strategies for their business applications.

Increase revenue from our existing customers. With over 2,000 customers across our core vertical markets and over 300,000 active users, we believe we have an opportunity to increase revenue from our existing installed base.  We believe that our customers will increase their usage of existing applications and increase the number of applications they choose to buy if they are satisfied with our applications and services.  As the global manufacturing economy grows, our existing customers' businesses will grow and our solutions are designed to help them manage this growth in an effective and efficient manner.  In addition, as our customers convert from on-premise implementations to the cloud we believe we will get a revenue uplift of approximately three times the existing annual maintenance revenue based on our customer conversion experience to date.

Grow our customer base.  We believe there are substantial opportunities for our software solutions to add value to thousands of enterprises globally. Further, we believe our expertise in the core verticals that we serve is well suited to meet the growing needs of global manufacturing companies. Our industry-specific solutions, combined with our cloud, on-premise and blended deployment options, enable these manufacturing businesses to continue to manage their own growth in the manner that best meets their needs and strategy. Additionally, we believe new manufacturing companies, or companies created through a divestiture from a larger entity, that do not have an existing legacy ERP platform, are more likely to adopt our cloud ERP solution when choosing and implementing a new ERP system to run their business. We intend to continue to invest aggressively in our direct sales and marketing capabilities to highlight these advantages for prospective new customers.

Focus on Global Manufacturing Companies. QAD’s strategy is to focus on delivering effective solutions for global manufacturers. Our solutions include capabilities that support operations in multiple geographies working in multiple languages/currencies, and comply with required local regulations and business practices. Manufacturing companies are increasingly becoming more global and are seeking a solutions provider who beyond the software can meet their needs with local and global services resources, and support in local language. QAD's existing global resource footprint is a key leverage point for meeting this need.

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

Continue to innovate and expand our platform.  We are committed to continuous investment in research and development to ensure our products have the necessary capabilities to meet the needs of our global multinational customers and enhance our competitive position in the verticals we serve. We continue to streamline user access, connectivity and management of our product suite in the cloud.

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

Leverage Growth Markets.  We believe there is significantly more opportunity for our solutions in select growth markets.  Positive changes in the competitiveness in manufacturing and the resulting impact on manufacturing growth by country represents opportunities for QAD with our strong global footprint. Our experience indicates general acceptance of the cloud which represent significant opportunities for cloud conversions of existing customers and new business given the growth and relative market sizes in what would otherwise be considered mature ERP markets.

Selectively pursue acquisitions.  As we have demonstrated in the past, we plan to selectively pursue acquisitions of complementary businesses and technologies that will allow us to add new features and functionality to our solutions, accelerate the pace of our innovation, and increase our market opportunity. In fiscal 2013, we acquired DynaSys S.A., a French company with a leading software solution and domain expertise in Demand and Supply Chain Planning; and CEBOS Ltd., a US-based company with an enterprise-class Quality Management software solution. Throughout fiscal 2013, 2014 and 2015 we acquired and integrated these two businesses and their products into the QAD portfolio.

QAD SOLUTIONS

QAD products and services support the business processes of global manufacturing companies in our target industries. We continually monitor emerging business requirements and practices as well as regulatory changes and incorporate them into our product and solutions strategies.

QAD places considerable emphasis on ensuring that users of our products have the best possible experience using our solutions. This pursuit of a great user experience drives much of our development focus. We strive to deliver solutions that offer comprehensive capabilities while being easy to learn and use. Our goal is to make all capabilities that a particular user needs available with only a few clicks, giving our end users significant gains in efficiency as well as making the user experience more enjoyable.

Smart phones and tablets continue to play an ever-increasing role in our day-to-day life, and our customers are embracing mobile computing to support more facets of their businesses. QAD delivers components of our solution for a variety of mobile platforms. Currently our mobile suite includes a requisition approval solution, a mobile business intelligence solution, mobile browse capability and mobile application monitoring tools to support system administrators.  Our mobile browse capability allows users to view, filter and sort all data accessible through QAD Browses within QAD Enterprise Applications using mobile devices.

In support of our focus on business process efficiency, we have integrated the ability to visualize business process maps for common business processes into our software using the QAD Process Editor tool. This tool simplifies implementations, maps common business processes and facilitates navigation throughout the entire product suite. Within our suite, we also have embedded business process management (“QAD BPM”).  QAD BPM allows customers to visualize their business processes; monitor transactional throughput by user, role or stage; and modify those processes to make them more efficient. We see QAD BPM as a critical component in enabling companies to become Effective Enterprises. Using QAD BPM, companies can create business process models, assign task responsibilities and automate workflow, all of which reduce process execution time, improve visibility of active processes, identify bottlenecks and support process improvement.

 QAD developed its solutions to allow simple integration with other systems our customers use within their organizations. For example, we enable seamless integration between QAD Enterprise Applications and common browser applications and spreadsheets. QAD solutions also integrate easily with other Web applications and Web services. Using our Q-Xtend toolset, customers can connect to different software, even when remote, and they can use industry-standard middleware products such as the IBM MQ™ series or the standard connectors built on the Dell BOOMI AtomSphere integration platform. QAD resells Dell Boomi as QAD Boomi AtomSphere for integration between QAD Cloud ERP and third party cloud applications.

QAD Enterprise Applications

 Our ERP suite, QAD Enterprise Applications, is an integrated suite of software applications, which supports the core business processes of global manufacturing companies, providing specific functionality to support the requirements of our targeted industries and the geographies our customers conduct business in. QAD Enterprise Applications allows customers to monitor, control and support their operations, whether operating a single plant or multiple sites, wherever they are located around the world.

QAD Enterprise Applications has strong capabilities for addressing global complexities in customers’ business models, such as compliance with local accounting practices and legislation, as well as internal reporting on global performance. QAD Enterprise Applications includes full support for multiple currencies, multiple languages and has a simple framework to allow for complex corporate structures such as multiple companies or divisions.

QAD Enterprise Applications is available on premise, in the cloud as QAD Cloud ERP and under a blended model combining both of these deployment alternatives.  Blended deployment enables users to transact easily across business entities with a consistent interface and consistent functionality. Companies that have chosen the cloud as a strategic direction but who cannot or do not want to move all locations at one time find a blended deployment model allows them to embrace the cloud with less risk. Another advantage of blended deployments is the ability for the finance function to view individual business unit results and run consolidations that cross both cloud and on premise sites seamlessly, while other users can transact and view inventory in multiple locations irrespective of whether any specific business entity is operating in the cloud or on premise. To our knowledge, QAD is the only company that offers a seamless blended deployment model.

QAD Enterprise Applications is comprised of the following software suites:

QAD Financials

QAD Financials provides comprehensive capabilities to manage and control finance and accounting processes at a local, regional and global level. The suite supports multi-company, multi-currency, multi-language and multi-tax jurisdictions, as well as consolidated reporting and budgeting controls. These capabilities give cross-functional stakeholders instant access to financial reports, enabling faster, more informed decision making while providing robust control capabilities. Enterprise Financials includes IFRS and Multi-GAAP support, as well as extensive local tax capture, reporting capabilities and segregation of duties enforcement to comply with requirements of legislation.

QAD Customer Management

QAD Customer Management enables global manufacturing companies to acquire new customers efficiently, grow revenue through multiple channels and retain customers through superior service and support. QAD Customer Management helps our customers measure the efficacy of marketing campaigns, manage the sales opportunity lifecycle and optimize order and fulfillment processes. Additionally, QAD Customer Management helps our customers anticipate their customer demand and improve retention though multiple service channels and the Customer Self Service module. QAD Configurator has the ability to create unique products customized to customer requirements, enabling simple and cost effective controls for mass customization of products. The suite includes the ability to enter orders centrally, including orders for configured items, and to ship the items from any facility or business entity. QAD Customer Self Service provides a Web storefront for our customers’ customers, fully and securely integrated with the rest of QAD Enterprise Applications.

QAD Manufacturing

QAD Manufacturing delivers comprehensive capabilities to support manufacturing business processes, from planning through execution, and provides visibility and control of materials. The suite has capabilities in the areas of planning and scheduling, cost management, material control, shop floor control, quality management and reporting in various mixed-mode manufacturing environments. The manufacturing models supported include Discrete, Repetitive, Kanban (token-based visual control particularly relevant when embracing lean manufacturing practices), Flow, Batch/Formula, Process, Co-products/By-products and Configured Products manufacturing environments. The system also includes flexible item attributes that customers can use to track lot characteristics or test results. The Lot Trace Workbench provides insight into any products component genealogy and greatly simplifies product recalls.

QAD Manufacturing enables companies to deploy business processes in line with their industry’s best practices. The integration between scheduling, planning, execution, quality and materials allows tight control and simple management of processes.

QAD Demand and Supply Chain Planning

QAD Demand and Supply Chain Planning (“QAD DSCP”) is a comprehensive group of applications built on a single unified model to fulfill the materials planning and logistics requirements of global companies. QAD DSCP is supported and developed by our DynaSys operating division. This solution set delivers functionality and capabilities that help enterprises optimize their business efficiency to enhance customer satisfaction through more timely deliveries. Enterprises can align supply and demand to support the delivery of the right product, to the right place, at the right time and at the most efficient cost. The suite utilizes the DynaSys Single Click Collaborative platform, with the entire planning model running in a memory-resident database supporting real-time planning across the enterprise. The suite supports planning for demand, production, procurement and distribution as well as supporting global sales and operations planning. Customers have used this solution with data sets that exceed 1.2 million SKUs.

QAD Demand and Supply Chain Planning addresses both simple and complex networks and customers have the ability to add more advanced functionality as the enterprise grows. Collaborative portals are available for both demand and supply sides to help ensure rapid communication of demand or supply fluctuations and to enable collaborative planning.

QAD Supply Chain Execution

QAD's Supply Chain Execution suite includes tools to support inventory and warehouse management in either simple or complex warehousing environments. QAD Warehousing supports complex warehouse-management techniques such as bulk, batch and wave picking, as well as multiple put away methods including calculations based on required space. It manages reusable packaging and containers to help eliminate waste and reduce costs. Additionally, QAD Enterprise Applications manages consignment inventory for both consignors and consignees, and supports strategic sourcing and purchasing. The system manages distribution requirements planning to optimize and balance inventories at multiple distribution centers to enable fulfilling demand quickly and cost effectively for customers in various regions. QAD also offers QAD Supplier Portal and QAD EDI for facilitation of communication and collaboration with members of a supply chain. These are two solutions which support supply chain execution and are offered on a subscription basis only.

QAD Transportation Management

QAD markets transportation solutions directly to our existing customers as part of QAD Enterprise Applications, and to the general market through our Precision division.  QAD Transportation Management ensures companies have the correct documents and control for moving shipments across borders. Transportation Management allows companies to manage and optimize outside carriers for shipments of many sizes including parcel, less than truckload, full truckload and container whether transported by land, sea or air carriers. Compliance and risk management enables companies to comply with regulations concerning denied parties and controls of dangerous substances.

QAD Service and Support

QAD Service and Support enables exceptional after-sale customer service and support for companies that commission and support complex systems. The integration from customer demand through manufacturing to installation and support affords companies great efficiency in managing their business processes. QAD Service and Support handles service calls, manages service queues and organizes mobile field resources to promote customer satisfaction. It also provides extensive project management support, helping organizations track materials and labor against warranty and service work, compare actual costs to budget and generate appropriate invoicing.

QAD Enterprise Asset Management

QAD Enterprise Asset Management (“EAM”) helps companies manage maintenance and installation of capital equipment. The solution supports both planned and unplanned equipment maintenance based on elapsed time or completed quantities. It includes the ability to track calibrations, labor and required parts used for maintenance. In addition, it has project accounting capabilities to plan, track and control detailed project budget and spending data for capital expense projects such as refits or building and commissioning new plants. EAM also includes functionality to manage rotable (renewable) inventory. EAM functionality helps manufacturers achieve a balance between having the right equipment available and minimizing their equipment investment. It ensures critical spare parts are on hand as needed and monitors company expense and approval policies with regard to capital plant and equipment.

QAD Analytics

QAD Enterprise Applications provides decision makers and company stakeholders with key data to measure performance against company and strategic goals. QAD Analytics helps customers perform complex analyses, make informed decisions and improve performance management by highlighting areas that need improvement and enabling drill down to source data. The QAD Analytics suite consists of multiple analysis and data extraction tools all working in harmony to provide user-defined analysis such as consolidated reporting or reporting by geography, product line or cost center.

The suite consists of QAD Reporting Framework, which provides powerful yet simple reporting and real-time visibility with ad hoc inquiries; Operational Metrics, which enables companies to define and monitor key performance indicators using data tracked within the system; and QAD Business Intelligence, which allows for more sophisticated dynamic analysis and trend reporting across multiple data sources. With Mobile Framework, customers can also access QAD Business Intelligence using mobile devices.  Additionally, we offer a mobile browse function that allows users to view, filter and sort all data accessible to QAD Browses within QAD Enterprise Applications using mobile devices.

QAD Enterprise Quality Management

QAD provides enterprise-class quality management and regulatory compliance solutions to global companies in many market segments, including QAD’s target markets. The suite supports customers’ compliance with industry specific quality standards. In the automotive vertical, QAD’s solution delivers automation of Advanced Product Quality Planning (“APQP”) methodologies, including Production Part Approval Process (“PPAP”), process flow and approvals. In the life sciences vertical, customers benefit from critical functionality supporting Corrective and Preventative Action and Non Conformance Reporting. The suite also features manufacturing quality solutions for audit, risk management, document control, gage calibration, inspection and statistical process control. Our CEBOS division supports and develops QAD’s Enterprise Quality Management suite.

QAD Interoperability

QAD Enterprise Applications uses a services-oriented architecture, allowing customers to integrate QAD Enterprise Applications with other non-QAD core business applications easily. Through our QAD Q-Xtend toolset, we promote open interoperability, with comprehensive application program interfaces (“APIs”) and published events. These offer QAD customers a choice of solutions in their software environments. This ease of integration lowers the total cost of ownership for our customers. In addition, we resell the Dell BOOMI integration platform as QAD Boomi AtomSphere. This provides a comprehensive platform for managing integrations to many cloud and on premise products, making whole enterprise integration even easier for QAD customers.

QAD Process and Performance

QAD Performance Monitoring Framework enables companies to monitor performance of their QAD Enterprise Applications and to diagnose any performance problems they may encounter. QAD offers performance monitoring and diagnostic tools to all customers as part of their maintenance support.

QAD Internationalization

QAD supports companies that manufacture and distribute their products around the world. When a global company expands its operations, it often needs to accommodate local languages, local accounting standards and local business practices. Operating in different countries also requires access to specific local software, such as that used to interface to banks in their country of operation. QAD supports the requirements of 44 different countries with its internationalization capabilities.

QAD Customer Support and License Updates

We offer customer support services, including product enhancements and license updates via our maintenance offering for on-premise customers. Support services are also provided to our cloud customers and are included in the monthly subscription fee. QAD’s Cloud Operations group is dedicated to support QAD Cloud ERP. They manage the day-to-day operations of our cloud solutions as well as act as the control point for activities related to elements of the cloud. Support services include internet and telephone access to technical support personnel located in our global support centers. Through our support service, QAD provides the resources, tools and expertise needed to maximize the use of QAD Enterprise Applications. License updates provide customers with unspecified software product upgrades during the term of the support or subscription period.

As part of our maintenance and subscription offerings, we provide access to an extensive knowledge database, online training materials, a virtual training environment, remote diagnostics and our software download center via our online support site. Our global support professionals in our support centers around the world focus on quickly resolving customers’ issues, maintaining optimal system performance and providing uninterrupted service for complete customer satisfaction. In addition, we provide other products to our cloud customers and on-premise customers who purchase maintenance, including operational metrics, workbenches and monitoring tools. Customers have access to these products at no additional fee, provided they have a current maintenance or subscription agreement in place with QAD.

Generally, our customers purchase maintenance when they acquire new licenses and more than 90% of our customers renew their maintenance contracts annually. Our maintenance and other revenue represented 48%, 52% and 55% of our total revenues in fiscal 2015, 2014 and 2013, respectively.

Seasonality
Our fourth quarter has historically been our strongest quarter for new business and maintenance renewals. For a more detailed discussion, see the “Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow” discussion in Management’s Discussion and Analysis.
QAD Global Services

QAD’s Global Services group supports customers in the deployment and ongoing use of QAD solutions to assist customers in their pursuit of becoming Effective Enterprises.

 QAD Global Services engages with our customers across the entire ERP solution life cycle through planning, design, implementation and management.  Whether in the cloud or on-premise, our Global Services group assists our customers with initial deployments, upgrades to more current versions, migration of on-premise deployments to the cloud, conversion and transfer of historical data, ongoing system and process optimization, and user training and education.

QAD’s Global Services group includes 400 consultants located throughout the world, augmented by a global network of certified partners. Our consulting ecosystem spans over 90 countries. QAD consultants and partners are trained on our best practice implementation methodologies and carry certifications of expertise in multiple areas.  We offer a complete portfolio of services, delivered to consistent standards across the globe. Working in tandem with our partners, we support national, multi national and global projects on behalf of QAD customers.

In support of QAD’s vision of all customers becoming Effective Enterprises, QAD has developed a framework of Key Performance Indicators (“KPIs”) used by QAD Global Services to measure pre- and post- implementation performance of business processes and to aid in the diagnosis of opportunities for continuous improvement.  The QAD KPI framework is made available to all customers and is monitored using the QAD analytics suite.

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

QAD Global Services focuses on assisting customers in the following activities:

Implementation of QAD Solutions – Supporting customers in the initial implementation of QAD Enterprise Applications. QAD Global Services has particular expertise in global implementations harnessing the entire QAD Global Services ecosystem to provide ‘on the ground’ support wherever customers need, or by leveraging QAD’s global shared resource centers. QAD Global Services deploys our applications both on-premise and in the cloud.

Migrations – QAD Global Services has the experience to assist new customers in migration from other ERP systems.  This service includes data conversions as well as process design change management.

Upgrades – Assisting customers in the process of upgrading their QAD Enterprise Applications to the latest version accelerates time to benefit, increases new functionality and applies usability best practices.

Conversions – The process of converting from on-premise solutions to the cloud is a standardized process for QAD Global Services.

Integration – QAD Global Services has the expertise and experience to quickly integrate QAD solutions with other systems.

Systems Management –QAD Global Services delivers a range of services to support technical management of systems and performance monitoring for those customers who choose on-premise deployment.

Training and Education – QAD Global Services offers a full range of services leveraging QAD’s learning management system.  Users can access multimedia training on all QAD offerings and take advantage of pre-defined learning plans for all of the roles that QAD users typically perform.   Global Services also provides customized courses taught on-site to meet specific customer needs and are available to end users, IT professionals, department managers, partners and consultants.

Application Management – QAD is available to manage customer systems and through our Application Management Services we support customers’ system management, administration and performance needs.

Business Process Improvement – QAD has developed a range of predefined diagnostic offerings, called Q-Scans. Q-Scans enable QAD to engage in highly efficient diagnosis of key business processes and functional areas and provide recommendations to customers for continuous improvement.

Pre-Defined Consulting Engagements – These are diagnostic and prescriptive consultations that cover many areas including customization, analytics and various areas of compliance such as FDA, MMOG/LE and SOX.

No one knows QAD software better than QAD’s ecosystem of employees, consultants and partners. QAD’s experts diagnose issues preventing businesses from running efficiently and prescribe steps to take to maximize the benefits of QAD Enterprise Applications. These QAD experts offer what outside consultants cannot - a combination of a deep understanding of the industries in which our customers operate, the functionality of the QAD solution portfolio and the proven experience of helping customers leverage our software to become more Effective Enterprises. We offer a full range of Program Management, Project Management, Industry Consulting and Technical Services certified in our products and QAD Global Services methodologies.

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

TECHNOLOGY

QAD Enterprise Applications was designed to achieve (or incorporate) our vision for global manufacturing companies to effectively run their business processes at peak efficiency, in alignment with their company strategic goals. We have chosen the very best technologies to aspire to our vision, focusing on user experience, integration, business services, analytics, databases and deployment flexibility. We embrace ‘openness’ as a core principle of our designs, aiming to allow customers freedom of choice with regard to device, operating systems and hardware platforms when deploying their software applications. The core of QAD Enterprise Applications is built on a services-oriented architecture, which allows QAD Enterprise Applications’ components to communicate with one another through industry-standard messaging techniques like Web Services. This allows customers to fully exploit the full benefit of QAD’s open architecture for their business.

QAD Enterprise Applications core business logic has been developed in the OpenEdge programming environment and relational database provided by Progress Software Corporation. Our solutions also include components of Oracle’s Java environment for integration and Web User Interface. We also offer a rich user experience using the Microsoft .NET framework. QAD Enterprise Applications supports most commercial operating systems, including most common LINUX-derived operating systems, Windows Server System and most proprietary versions of UNIX including Hewlett Packard’s HP/UX and IBM’s AIX. Where practical, QAD uses open industry standards to collaborate and integrate QAD Enterprise Applications with other systems.

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
QAD combines our technologies to provide a comprehensive cloud solution for our customers. Our cloud architecture encompasses infrastructure provisioning, application deployment, management and monitoring, providing a world class DevOps (development operations) practice built around Information Technology Infrastructure Library (“ITIL”) standards.
PRODUCT DEVELOPMENT

The technology industry is characterized by rapid technological change in computer hardware, mobile devices, operating systems and applications. In addition, our customers’ requirements and preferences rapidly evolve in support of their global operations, as do their expectations of the performance and user experience of our software. To keep pace with these changes, we maintain a global research and development team that provides new product enhancements to the market on a semiannual basis.

The software industry is undergoing a transition from client server applications to cloud, social and mobile computing. In fiscal 2015, we continued to transition our business model by expanding our cloud-based offerings.  These offerings are designed to give our customers even more value and flexibility to use our product suite, and also to attract new customers within the vertical markets that we serve.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. For example, in fiscal 2015, we added major functionality in support of financial reporting, shop floor automation, inventory management, quality control and central order management supporting complex configured products.

We operate as a global research and development (“R&D”) organization, comprised of 360 R&D employees located in QAD offices in the United States, India, China, Ireland, Australia, France, Belgium, Spain and Great Britain. Our R&D expenses totaled $42.3 million, $41.2 million and $38.3 million in fiscal years 2015, 2014 and 2013, respectively. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs. We routinely translate our product suite into fourteen languages and through our internationalization program we support mandatory governmental regulations and reporting requirements for sixty-nine countries. This is all accomplished through a single offering for our customers in the cloud or on premise, allowing them to run their businesses using a consistent business model.

We plan to continue to manage significant product development operations internationally over the next several years. We believe that our ability to conduct research and development at various locations throughout the world allows us to optimize product development, lower costs, and integrate local market knowledge into our development activities. We continually assess the significant costs and challenges, including intellectual property protection, against the benefits of our international development activities.

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

COMPETITION

The markets for our on-premise and cloud offerings are highly competitive and constantly evolving as new companies emerge, expand or are acquired; and as technology evolves and customer demands change.  We compete with both enterprise software application vendors and cloud computing application services providers.

In the on-premise space, we compete primarily with larger ERP vendors, such as SAP, Oracle and Infor who hold significant market share of the traditional ERP marketplace. These companies have broad market footprints developing applications targeted at many industries, not just manufacturing, and very often focus heavily on positioning their size as an advantage. We typically differentiate against these companies based on the specific industry focus of our solutions as well as our customer focus. Internationally, we face competition from local companies as well as the large ERP competitors, many of which have products tailored for those local markets.

In the cloud space, we compete with both large ERP vendors and cloud computing application service providers.  Most ERP vendors today have some focus on cloud solutions, in addition to on-premise sales, but typically do not provide their core suite of solutions in the cloud, and instead offer point solutions in areas such as human resources or travel expense management. Smaller cloud computing ERP vendors have so far targeted the lower end of the manufacturing supply chain market where companies operate in a single plant or single currency environment focusing mainly in the U.S. domestic market.  We believe that QAD Cloud ERP is currently the only full-strength solution delivered in the cloud to support global manufacturing companies.

We believe the key competitive factors in our markets are customer focus; total cost of ownership; performance and reliability; security; solution breadth and functionality; technological innovation; usability; ability to tailor and customize services for a specific company, vertical or industry; speed and ease of deployment; and financial resources and reputation of the vendor.

EMPLOYEES

As of January 31, 2015, we had 1,650 full-time employees, including 750 in support, subscription and professional services, 360 in research and development, 300 in sales and marketing and 240 in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees of our Netherlands and French subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union.

INTELLECTUAL PROPERTY
We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands and maintain programs to protect and grow our rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information.

SEGMENT REPORTING

We operate in a single reporting segment. Geographical financial information for fiscal years 2015, 2014 and 2013 is presented in Note 12 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

Risks associated with our cloud service offerings

Defects and disruptions in our services could diminish demand for our service and subject us to liability.

Our cloud service offerings are complex and incorporate a variety of hardware and proprietary and third-party software, and may have errors or defects that could result in unanticipated downtime for our customers and harm to our reputation and our business. We have from time to time found defects in our services and new defects may be discovered in the future, especially in connection with the integration of new technologies and the introduction of new services. As a result, we could lose future sales and existing customers could elect to not renew or make warranty or other claims against us and potentially expose us to the expense and risk of litigation.

Our revenue and profitability will be adversely affected if we do not properly manage our cloud service offerings.

The pricing and other terms of some of our cloud agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Early termination, increased costs or unanticipated delays could have a material adverse effect on our profit margin and generate negative cash flow. Further, if we experience delays in implementing new cloud customers (whether due to product defects, system complexities or other factors) then customers may delay the deployment of additional users and sites, which could adversely affect our revenue growth. If we fail to meet our system availability commitments or other customer obligations then we may be required to give credits or refund fees, and we may be subject to litigation and loss of customer business. For example, if we were to miss our system availability commitments then we are obligated under our customer contracts to issue one day’s credit against future fees for each hour of system unavailability. We expend significant resources to improve the reliability and security of our cloud offerings and the cost of these investments could reduce our operating margins.

We rely on third-party hosting and other service providers.

We currently serve our customers from third-party data center hosting facilities located in the United States and other countries. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with our disaster recovery precautions, our services could be interrupted. Any loss or interruption of these services could significantly increase our expenses and/or result in errors or a failure of our services which could adversely affect our business. In addition, these vendor services may not continue to be available at reasonable prices or on commercially reasonable terms, or at all.

We may be exposed to liability and loss from security breaches.

Our cloud services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached in numerous ways, including remote or on-site break-ins by computer hackers or employee error during transfer of data to additional data centers or at any time, and result in unauthorized access to our own and our customers’ data, intellectual property and other confidential business information. Additionally, third parties may attempt to induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our own and our customers’ data, intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and adversely impact our future sales which could have a material adverse effect on our business.

Our solutions could be used to collect and store personal information of our customers’ employees or customers, and therefore privacy concerns could result in additional cost and liability to us or inhibit sales of our solutions.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm-Leach-Bliley Act, or GLB, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act passed in Germany.

In addition to laws and regulations, privacy advocacy and industry groups or other private parties may propose new and different privacy standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability to us, damage our reputation, inhibit sales of subscriptions and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and privacy standards that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.

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

The market for enterprise cloud computing application services is not as mature as the market for traditional enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of customers to increase their use of enterprise cloud computing application services in general, and for ERP applications in particular. Some enterprises may be unwilling to use enterprise cloud computing application services because they have concerns regarding security risks, international transfers of data, evolving regulation, government or other third-party access to data, use of outsourced services providers, and unwillingness to abandon past infrastructure investments. If the market for enterprise cloud computing application services does not evolve in the way we anticipate or if customers do not recognize the benefits of our cloud solutions over traditional on-premise enterprise software products, and as a result we are unable to increase sales of subscriptions to our cloud offerings, then our revenues may not grow or may decline and our operating results would be harmed.

Our focus on cloud services may result in the loss of other business opportunities.

We have focused our sales force, management team and other personnel toward growing our cloud business. This strategic direction and redirection of resources could potentially result in the loss of sales opportunities in our traditional license, maintenance and services businesses. If our cloud business does not grow in accordance with our expectations and we are not able to cover the shortfall with other sales opportunities, then our business could be harmed.

Risks associated with rapid technological change and complexity

The market for our products and services is characterized by rapid technological change.

Customer requirements for products can change rapidly as a result of innovation or change within the computer hardware and software industries, the introduction of new products and technologies and the emergence of, adoption of, or changes to, industry standards. Our future success, including with our cloud service offerings, will depend upon our ability to continue to enhance our current product line and to develop and introduce new products and services that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, keep pace with industry and compliance standards and achieve market acceptance. Our failure to successfully develop or acquire and market product enhancements or new products could have a material adverse effect on our business. Developing software and cloud offerings is expensive. We will continue to make significant investments in research and development, and we may not realize significant new revenue from these investments for several years, if at all.

New software releases and enhancements may adversely affect our software sales.

The actual or anticipated introduction of new products, technologies and industry standards can render existing products obsolete or unmarketable or result in delays in the purchase of those products. Significant delays in launching new products may also jeopardize our ability to compete. Failure by us to anticipate or respond to developments in technology or customer requirements, significant delays in the introduction of new products or failure by us to maintain overall customer satisfaction could have a material adverse effect on our business.

Services engagements are increasingly complex and pose additional risks.

Services engagements may involve increased technological complexity, customer customization requests and other challenges, including in connection with our cloud environments, and demand a significant number of specialized technical resources. Our failure to successfully address these issues could have a material adverse effect on our business.

Risks associated with our revenue, expenses and pricing

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

Our financial forecasts are subject to uncertainty to the extent they are based on estimated sales forecasts.

Our revenues, and particularly our new software license revenue, are difficult to forecast, and, as a result, our financial forecasts are subject to uncertainty. Specifically, our sales forecasts are based on estimates that our sales personnel make regarding the likelihood of potential sales, including their expected closing date and fee amounts. If these estimates are inaccurate then our financial forecasts may also be inaccurate.

The margins in our services business may fluctuate.

Services revenue is dependent upon the timing and size of customer orders to provide the services, as well as upon our related license and subscription sales. In addition, certain engagements may involve fixed price arrangements and significant staffing which require us to make estimates and assumptions at the time we enter into these contracts. Variances between these estimates and assumptions and actual results could have an adverse effect on our profit margin and generate negative cash flow and negative services margins. To the extent that we are not successful in securing orders from customers to provide services, or to the extent we are not successful in achieving the expected margin on such services, our results of operations may be adversely affected.

The margins in our cloud service offerings may fluctuate.

Our cloud service offerings may involve fixed price arrangements, fixed and up-front costs and significant staffing which require us to make estimates and assumptions at the time we enter into these contracts. Variances between these estimates and assumptions and actual results could have an adverse effect on our profit margin and/or generate negative cash flow. To the extent that we are not successful in securing orders from customers to provide cloud services, or to the extent we are not successful in achieving the expected margin on such solutions, our results may be adversely affected.

Because we recognize revenue from cloud services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our attrition rate may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

A significant portion of our revenue is derived from maintenance renewals with our existing installed base of customers.

Significant portions of our maintenance revenues are generated from our installed base of customers. Maintenance and support agreements with these customers are traditionally renewed on an annual basis at the customer’s discretion, and there is normally no requirement that a customer renew or that a customer pay new license or service fees to us following the initial purchase. Further, it is our strategy to convert existing customers to our cloud services offering, which, if successful, will reduce maintenance renewals. If our existing customers do not renew their maintenance agreements or fail to purchase new user licenses or product enhancements or additional services at historical levels, our revenues and results of operations could be adversely affected.

Our maintenance renewal rate is dependent upon a number of factors such as our ability to continue to develop and maintain our products, our ability to continue to recruit and retain qualified personnel to assist our customers, and our ability to promote the value of maintenance for our products to our customers.

Maintenance renewals are also dependent upon factors beyond our control such as technology changes and their adoption by our customers, budgeting decisions by our customers, changes in our customers’ strategy or ownership and plans by our customers to replace our products with competing products. If our maintenance renewal rate were to decrease, our revenue and results of operations would be adversely affected.
We encounter pressure to make concessions on our pricing and pricing models.

We are occasionally obliged to offer deep discounts and other favorable terms in order to match or exceed the product and service offerings of our competitors. If we do not adapt our pricing models to reflect changes in customer demand, or if customer demand is adversely impacted by our failure to adapt our pricing models, our revenues could decrease. Further, broad-based changes to our pricing models could adversely affect our revenues and operating results as our sales force implements, and our customers and accounting practices adjust to, the new pricing models.

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

Our tax rate could be adversely affected by several factors, many of which are outside of our control, including:

●	Changes in jurisdictional revenue mix;

●	Changing tax laws, regulations and interpretations thereof;

●	Changes in tax rates;

●	Changes to the valuation allowance on deferred tax assets; and

●	Assessments and any related tax, interest or penalties.

If we are deemed to owe additional taxes, our results of operations may be adversely affected.

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

Risks associated with our sales cycle

Our products involve a long sales cycle and the timing of sales is difficult to predict. Because the licensing of our primary products generally involves a significant commitment of capital or a long-term commitment by our customers, the sales cycle associated with a customer’s purchase of our products is generally lengthy.

This cycle varies from customer to customer and is subject to a number of significant risks over which we have little or no control. The evaluation process that our customers follow generally involves many of their personnel and requires complex demonstrations and presentations to satisfy their needs. Significant effort is required by us to support this approach, whether we are ultimately successful or not. If sales forecasted for a particular quarter are not realized in that quarter, then we are unlikely to be able to generate revenue from alternative sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have a material adverse effect on our quarterly and annual operating results.

Risks associated with our solutions

We may experience defects in our software products and services.

Software products frequently contain defects, including security flaws, especially when first introduced or when new versions are released. The detection and correction of errors and security flaws can be time consuming and costly. Defects in our software products, or in the software of third parties, could affect the ability of our products to work with other hardware or software products. Our software product errors could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Errors and security flaws may also adversely affect our ability to conduct our cloud operations. Such defects, together with third-party products, software customizations and other factors outside our control, may also impair our ability to complete services implementations on time and within budget. Customers who rely on our software products and services for applications that are critical to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and warranty claims as well as harm our reputation, which could adversely impact our future sales of products and services.

Dependence on third-party suppliers

We are dependent on Progress Software Corporation.

The majority of QAD Enterprise Applications are written in a programming language that is proprietary to Progress Software Corporation, or “Progress.” These QAD Enterprise Applications do not run within programming environments other than Progress and therefore our customers must acquire rights to Progress software in order to use these QAD Enterprise Applications. We have an agreement with Progress under which Progress licenses us to distribute and use Progress software related to our products. This agreement remains in effect unless terminated either by a written three-year advance notice or due to a material breach that is not remedied. If Progress were to provide notice that it was terminating its agreement with us, this could have a material adverse effect on our business and prospects.

Our success is dependent upon our continuing relationship with Progress.

Our success is also dependent upon Progress continuing to develop, support and enhance its programming language, its toolset and its database, as well as the continued market acceptance of Progress products. A change in Progress’ control, management or direction may adversely impact our relationship with Progress and our ability to rely on Progress products in our business. We have in the past, and may in the future, experience product release delays because of delays in the release of Progress products or product enhancements. Any of these delays could have a material adverse effect on our business.

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

Our partner agreements, including development, product acquisition and reseller agreements, contain confidentiality, indemnity and non-disclosure provisions for the third party and end user. Failure to establish or maintain successful relationships with these third parties or failure of these parties to develop and support their software, provide appropriate services and fulfill confidentiality, indemnity and non-disclosure obligations could have an adverse effect on us. We have been in the past, and expect to be in the future, party to disputes about ownership, license scope and royalty or fee terms with respect to intellectual property. Failure to prevail in any such dispute could have a material adverse effect on our business.

Risks associated with our proprietary rights and customer contracts

Our intellectual property may be at risk as a result of a variety of different factors.

We rely on a combination of protections provided by applicable copyright, trademark, patent and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. We enter into licensing agreements with each of our customers and these agreements provide for the non-exclusive use of QAD Enterprise Applications. Our license contracts contain confidentiality and non-disclosure provisions, a limited warranty covering our applications and indemnification for the customer from infringement actions related to our applications. In addition, we generally license our software to end-users in both object code (machine-readable) and source code (human-readable) formats. While this practice facilitates customization, making software available in source code also makes it possible for others to copy or modify our software for impermissible purposes.

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

Third parties may initiate proceedings against us claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. The likelihood of such claims may increase as new patents continue to be issued and the use of open source and other third-party code becomes more prevalent; and may also increase if we acquire businesses or expand into new markets in the future. Any such claims, regardless of validity, may cause us to:

●	Pay license fees or monetary damages;

●	Incur high legal fees in defense of such claims;

●	Alter or stop selling our products;

●	Satisfy indemnification obligations to our customers;

●	Release source code to third parties, possibly under open source license terms; and

●	Divert management’s time and attention from operating our business.

We may be exposed to product liability claims and other liability.

While our customer agreements typically contain provisions designed to limit our exposure to product liability claims and other liability, we may still be exposed to liability in the event such provisions may not apply.

We have an errors and omissions insurance policy which may not totally protect us.

The Company has an errors and omissions insurance policy. However, this insurance may not continue to be available to us on commercially reasonable terms or at all, or a claim otherwise covered by our insurance may exceed our coverage limits. We may be subject to product liability claims or errors or omissions claims that could have an adverse effect on us. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel.

Risks associated with our market and the economy

The market in which we participate is highly competitive and if we do not compete effectively our operating results could be harmed.

The market for enterprise software solutions is highly competitive and subject to changing technology, shifting customer needs and introductions of new products and services. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, larger marketing budgets and substantially greater financial, technical and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases. A number of companies offer products that are similar to our products and target the same markets. Any of these competitors may be able to respond more quickly to new or changing opportunities, technologies and market trends (such as cloud computing), and devote greater resources to the development, promotion and sale of their products. Our competitors may also offer extended payment terms or price reductions for their products and services, either of which could materially and adversely affect our ability to compete successfully. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we may face will not materially adversely affect our business, revenue and results of operations.

We are dependent upon achieving success in certain concentrated markets.

We have made a strategic decision to concentrate our product development, as well as our sales and marketing efforts, in certain vertical manufacturing industry segments: automotive, life sciences, consumer products, food and beverage, high technology and industrial products. We also concentrate our efforts on certain geographies, where costs to stay in compliance with local requirements could be extensive and require a large amount of resources. An important element of our strategy is the achievement of technological and market leadership recognition for our software products in these segments and geographies. The failure of our products to achieve or maintain substantial market acceptance in one or more of these segments or geographies could have an adverse effect on us. If any of these targeted industry segments or geographies experience a material slowdown or reduced growth, those conditions could adversely affect the demand for our products.

Unfavorable economic conditions may adversely impact our business, operating results and financial condition.

Our operations and performance are subject to the risks arising from worldwide economic conditions, which are themselves impacted by other events, such as financial crises, natural disasters and political turmoil. In particular, the negative impact of economic conditions on manufacturing companies could have a substantial adverse effect on our sales, because our products are focused on supporting manufacturing companies. Ongoing uncertainty about current global economic conditions may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition as manufacturing companies may delay, reduce or forego spending in response to declining asset values, tight credit, high unemployment, natural disasters, political unrest and negative financial news. Such economic conditions may also result in our customers extending their payment periods or experiencing reduced ability to pay amounts owed to us. Uncertainty about current global economic conditions could also increase the volatility of our stock price. If any of the foregoing occur, our results of operations may be adversely affected.

Risks associated with our third-party relationships

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

Risks associated with acquisitions we may make

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

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks which could adversely affect our business or operating results, including:

●	Our business strategy may not be furthered by an acquisition as we planned;

●	We may be unable to retain customers, vendors, distributors, business partners or other relationships associated with the acquired business;

●	Our due diligence may not identify significant liabilities or deficiencies associated with the business, assets, products, financial condition or accounting practices of an acquired company;

●	We may have difficulty integrating an acquired business due to incompatible business cultures;

●	We may incur significant integration costs related to assimilating the operations and personnel of acquired companies;

●	Acquisition costs may result in charges in a particular quarter, increasing variability in our quarterly earnings;

●	We may not realize the anticipated revenue increase from an acquisition;

●	We may be unable to realize the value of the acquired assets relative to the acquisition cost; and

●	Acquisitions may distract management from our existing businesses.

These factors could have a material adverse effect on our business, financial condition and operating results. In addition such acquisitions may cause our future quarterly financial results to fluctuate due to costs related to an acquisition, such as the elimination of redundant expenses or write-offs of impaired assets recorded in connection with acquisitions. Also, consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing stockholders and to earnings per share, though the likelihood of voting dilution is limited by the ability of the Company to use low-vote Class A common stock. Furthermore, we may incur significant debt to pay for future acquisitions or investments or our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness.

Risks associated with our international operations

Our operations are international in scope, exposing us to additional risk.

We derive over half of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in emerging markets. Our operating results could be negatively impacted by a variety of factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

●	Longer accounts receivable collection cycles;

●	Costs and difficulties of managing international operations and alliances;

●	Greater difficulty enforcing intellectual property rights;

●	Import or export requirements;

●	Natural disasters;

●	Changes in political or economic conditions;

●	Changes in regulatory requirements or tax law; and

●	Operating in geographies with a higher inherent risk of corruption, which could adversely affect our ability to maintain compliance with domestic and international laws, including, but not limited to, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws.

We may experience foreign currency gains and losses.

We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results may be negatively affected by fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies, including the euro, Brazilian real, British pound, Mexican peso, Polish zloty and Swiss franc relative to the United States dollar can significantly and adversely affect our revenues, expenses and operating results.

The market for our Class A common stock is volatile

Our stock price could become more volatile and investments could lose value.

The market price of our Class A common stock and the number of shares traded each day has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our Class A common stock may be affected by a number of factors, including, but not limited to:

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

The dual class structure of our common stock as contained in our charter documents could adversely impact the market for our common stock.

Our dual-class stock structure could adversely impact the market for our stock. The liquidity of our common stock may be adversely impacted by our dual-class structure because each class has less of a public float than it would if we had a single class of common stock. In addition, there are fewer Class B shares than Class A shares and Class B shares may be less desirable to the public due to the 20% higher dividend on Class A shares. Also, the holding of lower voting Class A common stock may not be permitted by the investment policies of certain institutional investors or may be less attractive to managers of certain institutional investors.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our Class A common stock could decline. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price or trading volume to decline.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or this internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our internal controls.

While we were able to determine in our management’s report for fiscal 2015 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

If we are unable to pay quarterly dividends, our reputation and stock price may be harmed.

Our payment of dividends may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures which could adversely affect our financial performance. Additionally, our board of directors may, at its discretion, decrease or entirely discontinue the payment of dividends at any time. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends may negatively impact our reputation and investor confidence in use and may negatively impact the price of our common stock.

Our common stock ownership is concentrated

The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with certain stockholders, including Karl Lopker and Pamela Lopker, thus limiting our other stockholders’ ability to influence corporate matters.

Our Class B common stock has one vote per share and our Class A common stock has 1/20th vote per share. Stockholders who hold shares of our Class B common stock together held approximately 81% of the voting power of our outstanding capital stock as of January 31, 2015. As of January 31, 2015, Karl Lopker and Pamela Lopker jointly and beneficially owned approximately 47% of the outstanding shares of our Class A and Class B common stock, representing approximately 56% of the voting power of our outstanding capital stock. Currently they have sufficient voting control to determine the outcome of a stockholder vote concerning:

●	The election and removal of all members of our board of directors, who determine our management and policies;

●	The merger, consolidation or sale of the Company or all of our assets; and

●	All other matters requiring stockholder approval, regardless of how our other stockholders vote their shares.

In addition, the holders of our Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 5% of the combined voting power of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit the ability of our Class A stockholders to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

This concentrated control limits the ability of our other stockholders to influence corporate matters and also limits the liquidity of the shares owned by other stockholders. Karl Lopker’s and Pamela Lopker’s concentrated control could discourage others from initiating potential merger, takeover or other change of control transactions; and, transactions could be pursued that our other stockholders do not view as beneficial. As a result, the market price of our Class A and Class B common stock could be adversely affected.

We are not required to comply with certain corporate governance rules of NASDAQ that would otherwise apply to us as a company listed on NASDAQ because we are a controlled company.

Specifically, we are not required to have a majority of independent directors on our board of directors and we are not required to have nominating and compensation committees composed of independent directors. Should the interests of Karl Lopker and Pamela Lopker differ from those of other stockholders, the other stockholders may not be afforded the protections of having a majority of directors on the board who are independent from our principal stockholders or our management.

Provisions in the Company's charter documents or Delaware law could discourage a takeover that stockholders may consider favorable.

Our Certificate of Incorporation contains certain other provisions that may have an "anti-takeover" effect. The Certificate of Incorporation contains authority for the Board to issue up to 5,000,000 shares of preferred stock without stockholder approval. Although the Company has no present intention to issue any such shares, we could issue such shares in a manner that deters or seeks to prevent an unsolicited bid for us. The Certificate of Incorporation also does not provide for cumulative voting and, accordingly, a significant minority stockholder could not necessarily elect any designee to the board of directors. In addition, Section 203 of the Delaware Corporation Law may discourage, delay, or prevent a change in control of us by imposing certain restrictions on various business combinations. Furthermore, our dual class structure concentrates the voting power of our stock in a small group of stockholders who would have the ability to control the outcome of a stockholder vote. As a result of these provisions in the Company's Certificate of Incorporation, including our dual class structure, and Delaware law, our stockholders may be deprived of an opportunity to sell their shares at a premium over prevailing market prices and it would be more difficult to replace our directors and management.

We are dependent upon highly skilled personnel

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

In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 25 offices throughout the world with lease commitment expirations occurring on various dates through fiscal year 2023. QAD’s leased properties include offices in the United States, Belgium, France, Germany, Ireland, Italy, Poland, Spain, The Netherlands, United Kingdom, Australia, China, India, Japan, Singapore, Thailand, Brazil and Mexico. QAD will seek to review lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.

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
QAD common stock has been traded on the NASDAQ Global Market (“NASDAQ”) since our initial public offering in August 1997 under the symbol “QADI” through December 14, 2010. On December 14, 2010, QAD shareholders approved a recapitalization plan pursuant to which the Company established two classes of common stock (the “Recapitalization”). Our Class A Common Stock and Class B Common Stock are traded on the NASDAQ under the symbols “QADA” and “QADB”, respectively. The following table reflects the range of high and low intraday sale prices of our Common Stock as reported by NASDAQ:
	QADA		QADB
Fiscal 2015:	Low Price	High Price	Low Price	High Price
Fourth quarter	$17.05	$22.99	$14.51	$20.00
Third quarter	17.57	21.76	15.21	18.50
Second quarter	17.88	23.07	15.06	19.62
First quarter	17.07	21.65	15.00	18.95
	QADA		QADB
Fiscal 2014:	Low Price	High Price	Low Price	High Price
Fourth quarter	$14.41	$18.50	$12.30	$16.92
Third quarter	11.55	15.21	10.44	13.44
Second quarter	11.10	14.24	10.00	11.91
First quarter	11.80	14.17	10.26	13.24
Holders
As of March 31, 2015, there were approximately 239 shareholders of record of our Class A common stock and approximately 203 shareholders of record of our Class B common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividends
We declared four quarterly cash dividends in fiscal 2015 of $0.072 and $0.06 per share of Class A and Class B stock, respectively.  Continuing quarterly cash dividends are subject to profitability measures, liquidity requirements of QAD and Board discretion.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The line graph below compares the annual percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on an annual basis, for the period beginning January 31, 2010 and ending January 31, 2015.

The graph assumes that $100 was invested in QAD common stock on January 31, 2010 and that all dividends were reinvested. Historic stock price performance has been restated to reflect the effect of the Recapitalization for all periods presented. Historic stock price performance should not be considered indicative of future stock price performance.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

$250
$200
$150
$100
$50
$0
1/10
1/11
1/12
1/13
1/14
1/15
QADA
QADB
NASDAQ Composite Total Return Index
NASDAQ Computer Index

Measurement Periods (Annually from Fiscal Year 2010 through Fiscal Year 2015)	QADA	QADB	NASDAQ Composite Total Return Index	NASDAQ Computer Index
01/31/10(a)	100.00	100.00	100.00	100.00
01/31/11	80.04	82.24	125.74	132.19
01/31/12	122.82	123.53	131.04	140.30
01/31/13	134.45	122.58	146.33	146.72
01/31/14	183.78	161.09	191.11	187.92
01/31/15	199.15	177.44	215.86	222.32

(a)	Stock price performance has been restated to reflect the effect of the Recapitalization.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31
	2015 (1)	2014	2013	2012	2011
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
License fees	$40,917	$36,176	$31,260	$33,166	$29,821
Subscription Fees	28,217	19,406	14,838	9,787	5,773
Maintenance and other	141,295	139,557	138,563	137,659	130,104
Professional services	84,672	71,172	67,511	66,646	54,314
Total revenue	295,101	266,311	252,172	247,258	220,012
Operating income	15,985	9,403	11,808	17,892	6,591
Net income	$12,946	$6,386	$6,639	$10,784	$2,711
Basic net income per share:
Class A	$0.84	$0.42	$0.44	$0.69	$0.18
Class B	$0.70	$0.35	$0.37	$0.58	$0.15
Diluted net income per share:
Class A	$0.79	$0.41	$0.42	$0.67	$0.17
Class B	$0.68	$0.34	$0.35	$0.56	$0.14
Dividends declared per common share:
Class A	$0.29	$0.29	$0.58	$0.26	$0.21
Class B	$0. 24	$0.24	$0.48	$0.22	$0.20
BALANCE SHEET DATA:
Cash and equivalents	120,526	75,984	65,009	76,927	67,276
Working capital	71,761	20,644	10,276	22,877	13,752
Total assets	283,369	234,813	225,948	218,145	213,094
Current portion of long-term debt	406	389	372	321	304
Long-term debt	14,680	15,085	15,474	15,813	16,138
Total stockholders’ equity	111,706	64,205	58,198	62,015	56,091

(1)	Fiscal year 2015 includes an offering of 2,000,000 shares of Class A common stock at $20.00 per share for net proceeds to the Company of $37.0 million after deducting offering expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a leading global provider of vertically-oriented, mission-critical enterprise software solutions for global manufacturing companies across the automotive, life sciences, consumer products, food and beverage, high technology and industrial products industries. Our mission is to deliver best-in-class software that enables our customers to operate more effectively on a global basis. QAD Enterprise Applications enables measurement and control of key business processes and supports operational requirements. We deliver our software solutions to our customers in a format that best meets their current and future needs - either in the cloud, on premise, or blended. Increasingly, our customers are selecting either a cloud-based deployment or a blended deployment, which is a combination of on-premise and cloud-based software, as they expand their businesses globally and as they recognize the benefits of full featured ERP cloud-based software.

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

We have four principal sources of revenue:

●	License purchases of our Enterprise Applications;

●	Subscription of our Enterprise Applications through our cloud offering in a Software as a Service (“SaaS”) model as well as other hosted Internet applications;

●	Maintenance and support, including technical support, training materials, product enhancements and upgrades;

●	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In fiscal 2015, approximately 44% of our total revenue was generated in North America, 34% in EMEA, 16% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At January 31, 2015, we employed approximately 1,650 employees worldwide, of which 620 employees were based in North America, 490 employees in EMEA, 470 employees in Asia Pacific and 70 employees in Latin America.

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

Our business model is evolving. We continue to assess current business offerings and introduce more flexible license and service offerings in the cloud which have ratable revenue streams. The accounting impact of these cloud offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for more predictable revenue over time, while correspondingly reducing our upfront perpetual license revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility in how customers gain access to and pay for our products. We expect this business model transition will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time.

We remain diligent about managing our expenditures while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.
FISCAL 2015 OPERATING RESULTS

A significant portion of our business is conducted in currencies other than the U.S. dollar, particularly the euro.  In fiscal 2015, approximately 56% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results. In the tables below, we present the change based on actual results in reported currency and in constant currency.

(in thousands)	Year Ended January 31, 2015	Year Ended January 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported

Total revenue	$295,101	$266,311	$31,975	$(3,185)	$28,790
Cost of revenue	131,630	117,006	(15,897)	1,273	(14,624)
Gross profit	163,471	149,305	16,078	(1,912)	14,166
Operating expenses	147,486	139,902	(8,864)	1,280	(7,584)
Income from operations	$15,985	$9,403	$7,214	$(632)	$6,582

Total Revenue. Total revenue for fiscal 2015 increased by 11% to $295 million. Currency had an adverse total impact on fiscal 2015 revenue of $3.2 million, a favorable impact on cost of revenue of $1.3 million and a favorable impact on total operating expense of $1.3 million. The two primary drivers of our revenue growth were subscription revenue due to the success of our cloud offering and professional services revenue due to larger implementation or upgrade projects during the year resulting from increased cloud subscriptions and license sales. We also produced strong growth in license revenue during fiscal 2015, generating an increase of 13% over the prior year.

License Revenue. License revenue is primarily derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In fiscal 2015, license revenue increased by 13% to $40.9 million. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence (“VSOE”) requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

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

Subscription Revenue. Growing our cloud solution and offering our products as SaaS continues to be a key strategic and growth initiative for us. In fiscal 2015, subscription revenue increased by 45% to $28.2 million, while our annualized subscription revenue run rate was approximately $34 million at January, 31 2015. Our cloud customers include a mix of existing customers who have converted from our on-premise model and new user implementations of our cloud solution. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months.  We expect cloud revenue in fiscal 2016 will continue to grow at a rate of approximately 40%.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In fiscal 2015, maintenance revenue increased by 2% to $140.9 million despite an adverse currency impact of $1.5 million. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; (5) adjustments to revenue as a result of revenue recognition rules; and (6) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months. As we focus on our cloud sales we may experience a corresponding negative effect on maintenance revenue. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

Professional Services Revenue. Our services business consists of professional services, including consulting and training related to our solutions. In fiscal 2015, our services revenue increased by 19% to $84.7 million. Currency had an adverse impact on fiscal 2015 professional services revenue of $0.9 million. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education and system upgrades. We believe our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues. In fiscal 2016 we expect services revenue will grow in relation to overall revenue growth on a performance basis. Services revenue may be impacted by currency fluctuations; however, since we generally use local resources our costs are also impacted by similar currency fluctuations, providing a natural hedge. As a result, our margins tend to remain consistent.

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

Professional services revenue growth is contingent upon license and subscription revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions and the competitive position of our software products. We use our partners and subcontractors to supplement our internal resources. This allows us to quickly respond to demand fluctuations while somewhat mitigating low utilization in slow times. We believe this also helps us extend our global reach by keeping a higher number of partners engaged and knowledgeable about our products.

Our professional services business has competitive exposure to offshore providers which could create the risk of pricing pressure, fewer customer orders and reduced gross margins.

Cash Flow and Financial Condition. In fiscal 2015, we generated cash flow from operating activities of $23.7 million and successfully closed a public offering of 2 million shares of our Class A stock resulting in net cash received of $37.0 million after underwriting discounts, commissions and offering expenses. On February 18, 2015 the offering underwriters exercised in full an option to purchase additional shares.  As a result, a further 450,000 shares of Class A common stock were issued generating approximately $8.4 million in additional net proceeds.
Our cash and equivalents at January 31, 2015 totaled $120.5 million, with the only debt on our balance sheet of $15.1 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity related transactions.

In fiscal 2016, we anticipate that our priorities for use of cash will be developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery and technology direction. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2016.

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow. Deferred revenue primarily consists of billings to customers for maintenance and subscription. When renewing maintenance we generally invoice our customers in annual cycles and when renewing subscription we generally invoice our customers quarterly. We typically issue renewal invoices in advance of the renewal period. Depending on timing, the initial invoice and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings.

The sequential quarterly changes in accounts receivable, related deferred revenue and operating cash flow during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands):

	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
Fiscal 2015
Accounts receivable, net	$78,887	$46,432	$52,662	$51,398
Deferred revenue, current	102,721	72,703	88,780	97,283
Operating cash flow (1)	18,666	(434)	2,287	3,178

	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
Fiscal 2014
Accounts receivable, net	$71,337	$44,522	$42,733	$43,264
Deferred revenue, current	104,160	78,933	86,031	92,653
Operating cash flow (1)	12,565	(1,474)	776	12,273

	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012
Fiscal 2013
Accounts receivable, net	$72,564	$40,259	$36,343	$45,103
Deferred revenue, current	101,193	71,031	77,111	85,697
Operating cash flow (1)	5,316	(650)	6,286	5,087

(1)	Operating cash flow represents net cash provided by (used in) operating activities for the three months ended in the periods stated above.

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

We consider the following policies to be critical because of the significance of these items to our operating results and the estimation processes and management judgment involved in each:

●	Revenue
●	Accounts receivable allowances for doubtful accounts
●	Capitalized software development costs
●	Goodwill and intangible assets – impairment assessments
●	Business combinations
●	Valuation of deferred tax assets and tax contingency reserves
●	Stock-based compensation

Our senior management has reviewed these critical accounting policies and related disclosures. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

Revenue. We offer our software using two models, a traditional on-premise licensing model and a cloud delivery model. The traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own equipment. Under the cloud delivery model we provide access to our software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software; we sometimes refers to this as a SaaS model. We sell a majority of our software through our on-premise licensing model and recognize revenue associated with these offerings in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software and services under the SaaS model is typically over a contractual term of 12 to 36 months and we recognize revenue associated with these offerings, which we call subscription revenue in the accompanying Consolidated Statements of Income and Comprehensive Income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. Whether sales are made via an on-premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services.  We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the item has standalone value and delivery of any undelivered elements is probable and within our control.  Subscription and support services have standalone value because they are routinely sold separately by us.   Consulting services and other services have standalone value because we have sold consulting services separately and there are several third party vendors that routinely provide similar consulting services to our customers on a standalone basis. Software license arrangements that do not require significant modification or customization of the underlying software do not have standalone value but are recognized using the residual method.

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

Although infrequent, when an arrangement does not qualify for separate unit of accounting of the software license and consulting transactions, the software license revenue is recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Arrangements that do not qualify for separate accounting of the software license fee and consulting services typically occur when we are requested to customize software or when we view the installation of our software as high risk in the customer’s environment. This requires us to make estimates about the total cost to complete the project and the stage of completion. The assumptions, estimates, and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenues and expenses reported. Changes in estimates of progress toward completion and of contract revenues and contract costs are accounted for using the cumulative catch up approach. In certain arrangements, we do not have a sufficient basis to estimate the costs of providing support services. As a result, revenue is typically recognized on a percent completion basis up to the amount of costs incurred (zero margin). Once the consulting services are complete and support services are the only undelivered item, the remaining revenue is recognized evenly over the remaining support period. If we do not have a sufficient basis to measure the progress of completion or to estimate the total contract revenues and costs, revenue is recognized when the project is complete and, if applicable, final acceptance is received from the customer. We allocate these bundled arrangement fees to support services and consulting services revenues based on VSOE. The remaining arrangement fees are then allocated to software license fee revenues. The associated costs primarily consist of payroll and related costs to perform the consulting and support services and royalty expense. These costs are expensed as incurred and are included in cost of maintenance and other revenue, cost of subscription fees, cost of professional services and cost of license fees.

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

Subscription Revenue Recognition

We recognize the following fees in subscription revenue from the SaaS model: i) subscription fees from customers accessing our cloud and our other subscription offerings, ii) fees for services such as set up, process mapping, configuration, database conversion and migration, and iii) support fees on hosted products. Our subscription arrangements do not generally provide customers with the right to take possession of the subscribed software.

We commence revenue recognition when there is persuasive evidence of an arrangement, the service is being provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the customer has been given access to the environment. The initial subscription period is typically 12 to 36 months. Our subscription services are non-cancelable, though customers typically have the right to terminate their contracts if we materially fail to perform. We generally invoice our customers in advance in quarterly installments and typical payment terms provide that customers pay us within 30 days of invoice.

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

We review the carrying value of goodwill using the methodology prescribed in FASB Accounting Standards Codification 350 Intangibles—Goodwill and Other (“ASC 350”). We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment as required under Accounting Standard Update No. 2011-08, "Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides for an optional assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a two-step quantitative impairment test. Should the optional assessment be utilized for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

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

For our annual impairment assessment in fiscal 2015, 2014 and 2013 we did not utilize the optional assessment. An impairment analysis was performed at the enterprise level which compared our market capitalization to our net assets as of the test date, November 30. As our market capitalization substantially exceeded our net assets, there was no indication of goodwill impairment for fiscal 2015, 2014 and 2013.

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

Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2015, 2014 and 2013.

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

We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with our acquisition of CEBOS, Ltd., we entered into an agreement that included two future payments of $0.8 million each, due April 2014 and April 2015, respectively. Each future payment consists of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014. During fiscal 2015 CEBOS achieved 100% of its development and earnings-based goals resulting in a payout of $0.8 million paid on March 31, 2015.

Valuation of Deferred Tax Assets and Tax Contingency Reserves. The net carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2015, we had $20.6 million of deferred tax assets, net of valuation allowances, which consisted of  $32.7 million of gross deferred tax assets offset by valuation allowances of $10.7 million and unrecognized net tax benefits of $1.4 million. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance, we consider the weight of all available evidence, both positive and negative, including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in fiscal 2015 of $0.4 million.

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

Expected Life – The expected life valuation input includes a computation that is based on historical vested SAR exercises and post-vest expiration patterns and an estimate of the expected life for SARs that were fully vested and outstanding. Furthermore, based on our historical pattern of SAR exercises and post-vest expiration patterns we determined that there are two discernible populations, which include QAD’s directors and officers and all other QAD employees. The estimate of the expected life for SARs that were fully vested and outstanding was determined as the midpoint of a range as follows: the low end of the range assumes the fully vested and outstanding SARs are exercised or expire unexercised on the evaluation date and the high end of the range assumes that these SARs are exercised or expire unexercised upon contractual term.

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

We completed two acquisitions in fiscal 2013. The acquisitions contributed $15.7 million, $12.0 million and $3.7 million to total revenue during fiscal 2015, 2014 and 2013, respectively. As revenue and expenses from these acquisitions were relatively comparable for fiscal 2015 and 2014, and on a standalone basis, are not a significant percentage of total revenue, we do not discuss the individual impact on each revenue or expense category when comparing fiscal 2015 to fiscal 2014.

Revenue

	Year Ended	Increase Compared to Prior Period		Year Ended	Increase Compared to Prior Period		Year Ended
(in thousands)	January 31, 2015	$	%	January 31, 2014	$	%	January 31, 2013
Revenue:
License fees	$40,917	$4,741	13%	$36,176	$4,916	16%	$31,260
Percentage of total revenue	14%			14%			12%
Subscription fees	28,217	8,811	45%	19,406	4,568	31%	14,838
Percentage of total revenue	9%			7%			6%
Maintenance and other	141,295	1,738	1%	139,557	994	1%	138,563
Percentage of total revenue	48%			52%			55%
Professional services	84,672	13,500	19%	71,172	3,661	5%	67,511
Percentage of total revenue	29%			27%			27%
Total revenue	$295,101	$28,790	11%	$266,311	$14,139	6%	$252,172

Total Revenue.  On a constant currency basis, total revenue was $295.1 million and $263.1 million for fiscal 2015 and 2014, representing a $32.0 million, or 12%, increase from the prior year. When comparing categories within total revenue at constant rates, our results for fiscal 2015 included increases in all revenue categories. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Revenue outside the North America region as a percentage of total revenue was 56% and 57% for fiscal 2015 and 2014, respectively. Total revenue increased in all regions during fiscal 2015 when compared to the same period last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for fiscal 2015 was approximately 30% in automotive, 21% in consumer products and food and beverage, 33% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences.

On a constant currency basis, total revenue was $266.3 million and $250.5 million for fiscal 2014 and 2013, representing a $15.8 million, or 6%, increase from the prior year. When comparing categories within total revenue at constant rates, our fiscal 2014 results included increases in all revenue categories. Revenue generated from the companies we acquired in 2013 contributed $12.0 million and $3.7 million to total revenue for fiscal 2014 and 2013, respectively. Excluding revenue related to our acquisitions, total revenue increased in our North America and EMEA regions, remained relatively flat in our Asia Pacific region and decreased in our Latin America region during fiscal 2014 when compared to fiscal 2013. Revenue by industry for fiscal 2014 was approximately 28% in automotive, 22% in consumer products and food and beverage, 34% in high technology and industrial products and 16% in life sciences. In comparison, revenue by industry for fiscal 2013 was approximately 28% in automotive, 22% in consumer products and food and beverage, 35% in high technology and industrial products and 15% in life sciences.

License Revenue. On a constant currency basis, license revenue was $40.9 million and $35.7 million for fiscal 2015 and 2014, representing a $5.2 million, or 15%, increase from the prior year. License revenue increased in our North America, EMEA and Latin America regions and decreased in our Asia Pacific region during fiscal 2015 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2015, 21 customers placed license orders totaling more than $0.3 million, of which five exceeded $1.0 million. This compared to fiscal 2014 in which 20 customers placed license orders totaling more than $0.3 million, one of which exceeded $1.0 million.

On a constant currency basis, license revenue was $36.2 million and $31.2 million for fiscal 2014 and 2013, representing a $5.0 million, or 16%, increase from the prior year.  Product sales of the companies we acquired in fiscal 2013 contributed $3.6 million and $1.3 million to license revenue for fiscal 2014 and 2013, respectively. Excluding revenue recognized from our acquired products, license revenue increased in our North America and EMEA regions, remained relatively flat in our Asia Pacific region and decreased in our Latin America region during fiscal 2014 when compared to the same period last year. During fiscal 2014, 20 customers placed license orders totaling more than $0.3 million, of which one exceeded $1.0 million. This compared to fiscal 2013 in which 19 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million. Although the number of license orders greater than $0.3 million was fairly consistent year over year, our overall license revenue increased primarily due to the benefit of recognizing revenue in fiscal 2014 related to deals closed in previous periods but deferred for accounting purposes in previous periods.

Subscription Revenue. On a constant currency basis, subscription revenue was $28.2 million and $19.2 million for fiscal 2015 and 2014, respectively, representing a $9.0 million, or 47%, increase from the prior year. Subscription revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during fiscal 2015 when compared to the same period last year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 80% of total subscription revenue in fiscal 2015 and 2014.  QAD Cloud ERP revenue consists of new customers, QAD customers converting from on-premise and additional users and modules purchased from our existing cloud customers. In fiscal 2015 our North America region generated approximately 65% of our global cloud revenue while our Asia Pacific, EMEA and Latin America regions generated approximately 15%, 14% and 6%, respectively. In fiscal 2014 our North America region generated approximately 64% of our global cloud revenue while our Asia Pacific, EMEA and Latin America regions generated approximately 15%, 11% and 10%, respectively. Cloud revenue by industry for fiscal 2015 was approximately 41% in automotive, 18% in consumer products and food and beverage, 16% in high technology and industrial products and 25% in life sciences. In comparison, cloud revenue by industry for fiscal 2014 was approximately 43% in automotive, 18% in consumer products and food and beverage, 17% in high technology and industrial products and 22% in life sciences. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

On a constant currency basis, subscription revenue was $19.4 million, and $14.8 million for fiscal 2014 and 2013, respectively, representing a $4.6 million, or 31%, increase from the prior year. Subscription revenue increased across all geographic regions in which we operated during fiscal 2014 when compared to fiscal 2013. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 80% of total subscription revenue in fiscal 2014 and 2013. Cloud revenue by industry for fiscal 2014 was approximately 43% in automotive, 18% in consumer products and food and beverage, 17% in high technology and industrial products and 22% in life sciences. In comparison, cloud revenue by industry for fiscal 2013 was approximately 45% in automotive, 10% in consumer products and food and beverage, 19% in high technology and industrial products and 26% in life sciences.  The increase in subscription revenue was due to additional revenue related to our QAD Cloud ERP product offering.

Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $141.3 million and $138.0 million for fiscal 2015 and 2014, respectively, representing a $3.3 million, or 2%, increase from the prior year. Maintenance and other revenue increased in our EMEA, Asia Pacific and Latin America regions and remained relatively flat in our North America region during fiscal 2015 when compared to the same period last year. The increase in maintenance and other revenue was primarily attributable to license revenue growth partially offset by the impact of customers converting to QAD Cloud ERP. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

On a constant currency basis, maintenance and other revenue was $139.6 million and $137.3 million for fiscal 2014 and 2013, representing a $2.3 million, or 2%, increase from the prior year. Revenue generated from the companies we acquired in 2013 contributed $4.7 million and $1.1 million to maintenance and other revenue for fiscal 2014 and 2013, respectively. Excluding revenue recognized from our acquisitions, maintenance and other revenue decreased in our North America and Latin America regions and increased in our EMEA and Asia Pacific regions during fiscal 2014 when compared to fiscal 2013. The non-acquisition related decrease in maintenance and other revenue was due to the impact of customers converting to QAD Cloud ERP in addition to timing differences of recognizing previously deferred revenue due to software revenue recognition rules.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for fiscal 2015, 2014 and 2013.

Products are generally shipped as orders are received or within a short period thereafter. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively low amount of subscription sales, we believe that our backlog as of any particular date is not currently significant. Our total short-term deferred revenue as of January 31, 2015 was $102.7 million, of which $86.4 million was related to deferred maintenance and will be recognized over the period of the maintenance support. Deferred subscriptions totaled $11.6 million primarily related to hosting and cloud services we will provide over periods up to the next twelve months. Deferred services totaled $2.8 million and represents prepayments for our professional services where revenues for these services are recognized as we complete the performance obligations as well as services already provided but deferred due to software revenue recognition rules. The remaining short-term deferred revenue balance as of January 31, 2015 of $1.9 million primarily relates to deferred licenses where the majority of the balance is deferred due to U.S. GAAP revenue recognition rules.

Professional Services Revenue. On a constant currency basis, professional services revenue was $84.7 million and $70.3 million for fiscal 2015 and 2014, respectively, representing a $14.4 million, or 20%, increase from the prior year. Professional services revenue increased across all regions during fiscal 2015 when compared to the same period last year. The increase in professional services revenue period over period can be attributed to engagements in which we recognized a higher amount of professional services revenue per customer per quarter, which we believe was a result of increased cloud subscriptions and license sales which has resulted in larger implementation or upgrade projects during the year.

On a constant currency basis, professional services revenue was $71.2 million and $67.1 million for fiscal 2014 and 2013, respectively, representing a $4.1 million, or 6%, increase from the prior year. Revenue generated from the companies we acquired in fiscal 2013 contributed $3.6 million and $1.3 million for fiscal 2014 and 2013, respectively. Excluding revenue recognized from our acquisitions, professional services revenue increased in our North America and EMEA regions and decreased in our Asia Pacific and Latin America regions during fiscal 2014 when compared to the same period last year. The non-acquisition related increase in professional services revenue period over period can be attributed to engagements in which we recognized a higher amount of professional services revenue per customer per quarter, which we believe was a result of increased cloud subscriptions and license sales which have resulted in larger implementation or upgrade projects during the year.

Total Cost of Revenue

	Year Ended	Increase Compared to Prior Period		Year Ended	Increase Compared to Prior Period		Year Ended
(in thousands)	January 31, 2015	$	%	January 31, 2014	$	%	January 31, 2013
Cost of revenue:
Cost of license fees	$5,016	$38	1%	$4,978	$946	23%	$4,032
Cost of subscription	17,149	4,687	38%	12,462	3,362	37%	9,100
Cost of maintenance and other	32,511	26	0%	32,485	1,230	4%	31,255
Cost of professional services	76,954	9,873	15%	67,081	3,875	6%	63,206
Total cost revenue	$131,630	$14,624	12%	$117,006	$9,413	9%	$107,593
Percentage of revenue	45%			44%			43%

Cost of license fees includes license royalties, amortization of capitalized software costs and fulfillment. Cost of subscription includes salaries, benefits and bonuses of our Cloud operations group, located in the United States and India; stock-based compensation for those employees; hardware and hosting costs; royalties; professional fees; travel; and an allocation of information technology and facilities costs. Cost of maintenance and other includes salaries, benefits and bonuses of our support group located around the world; stock-based compensation for those employees; travel expense; professional fees; fulfillment; and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits and bonuses of employees fulfilling service contracts; stock-based compensation for those employees; third-party contractor expense; travel expense for services employees; and an allocation of information technology and facilities costs.

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $131.6 million and $115.7 million for fiscal 2015 and 2014, respectively, and as a percentage of total revenue was 45% for fiscal 2015 and 44% for fiscal 2014. The non-currency related increase in cost of revenue of $15.9 million, or 14%, in fiscal 2015 compared to fiscal 2014 was primarily due to higher personnel expenses and hosting costs associated with higher subscription revenue; and higher personnel expenses and subcontractor costs associated with higher services revenue. The change in revenue mix contributed to the increase in total cost of revenue as a percentage of total revenue. When we compare fiscal 2015 to fiscal 2014, the ratio of maintenance revenue to services and subscription revenue decreased. Since services and subscription revenue carry higher costs than maintenance revenue, the overall cost of revenue percentage increased.

On a constant currency basis, total cost of revenue was $117.0 million and $107.2 million for fiscal 2014 and 2013 and as a percentage of total revenue was 44% and 43% for fiscal 2014 and fiscal 2013, respectively. The non-currency related increase in cost of revenue of $9.8 million, or 9%, in fiscal 2014 compared to fiscal 2013 was primarily due to higher personnel expenses and hosting costs associated with higher subscription revenue; and higher subcontractor costs, bonuses and travel associated with higher services revenue.

Cost of License Fees. On a constant currency basis, cost of license fees was $5.0 million for both fiscal 2015 and 2014. Cost of license fees in fiscal 2015 compared to fiscal 2014 included slightly higher royalties associated with higher license revenue which was offset by slightly lower amortization of capitalized software development costs. As a percent of revenue, royalty expense remained consistent year over year.

On a constant currency basis, cost of license fees was $5.0 million and $4.0 million for fiscal 2014 and 2013, respectively, representing an increase of $1.0 million, or 25%. The non-currency related increase in cost of license fees of $1.0 million in fiscal 2014 compared to fiscal 2013 was due to higher amortization of acquired software technology and higher royalties associated with higher license revenue.  As a percent of revenue, royalty expense remained consistent year over year.

Cost of Subscription. On a constant currency basis, cost of subscription was $17.1 million and $12.4 million for fiscal 2015 and 2014, respectively, representing an increase of $4.7 million, or 38%. The non-currency related increase in cost of subscription of $4.7 million in fiscal 2015 compared to fiscal 2014 was primarily due to higher hosting costs of $2.5 million, higher salaries and related costs of $2.1 million as a result of higher headcount of approximately 31 people, higher information technology and facilities allocated costs of $0.5 million and higher bonuses of $0.4 million. Subscription costs benefited from higher cost relief related to staff who worked on services engagements of $0.9 million. We expect to continue investing in our cloud business and, as a result, we expect costs will continue to increase and margins may be impacted. Cost of subscription as a percentage of subscription revenue was 61% and 64% in fiscal 2015 and 2014, respectively.

On a constant currency basis, cost of subscription was $12.5 million and $9.0 million for fiscal 2014 and 2013, respectively, representing an increase of $3.5 million, or 39%. The non-currency related increase in cost of subscription of $3.5 million in fiscal 2014 compared to fiscal 2013 was primarily due to higher hosting costs of $1.4 million, higher salaries and related costs of $1.1 million as a result of higher headcount of approximately 11 people, higher professional fees of $0.4 million and higher bonuses of $0.3 million. Cost of subscription as a percentage of subscription revenue was 64% and 61% in fiscal 2014 and 2013, respectively.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $32.5 million and $32.2 million for fiscal 2015 and 2014, respectively, representing an increase of $0.3 million, or 1%. The non-currency related increase in cost of maintenance and other of $0.3 million in fiscal 2015 compared to fiscal 2014 was primarily due to higher salaries and related costs of $0.3 million and higher bonuses of $0.3 million partially offset by lower partner fees of $0.2 million. Cost of maintenance and other as a percentage of maintenance and other revenue was 23% in both fiscal 2015 and 2014.

On a constant currency basis, cost of maintenance and other was $32.5 million and $31.1 million in fiscal 2014 and 2013, respectively, representing an increase of $1.4 million, or 5%. Our acquisitions contributed a non-currency related increase of $0.6 million to our fiscal 2014 cost of maintenance and other in fiscal 2014 as compared to fiscal 2013, which was primarily comprised of higher personnel costs. Excluding acquisitions, the non-currency related increase in cost of maintenance and other of $0.8 million in fiscal 2014 compared to fiscal 2013 was primarily due to higher partner fees of $0.4 million primarily related to outsourced support services and higher information technology and facilities allocated costs of $0.3 million. Cost of maintenance and other as a percentage of maintenance and other revenues were 23% in both fiscal 2014 and 2013.

Cost of Professional Services. On a constant currency basis, cost of professional services was $77.0 million and $66.2 million for fiscal 2015 and 2014, respectively, representing an increase of $10.8 million, or 16%. The non-currency related increase in cost of professional services of $10.8 million in fiscal 2015 compared to fiscal 2014 was due primarily to higher third-party contractor costs of $3.6 million, higher salaries and related costs of $3.2 million, as a result of higher headcount of approximately 41 people,  higher bonuses of $1.0 million and higher travel of $1.0 million. In addition, the increase in cost of professional services included higher personnel costs from other departments who worked on services engagements of $1.9 million. Cost of professional services as a percentage of professional services revenues was 91% for fiscal 2015 and 94% for fiscal 2014.

On a constant currency basis, cost of professional services was $67.1 million and $63.0 million in fiscal 2014 and 2013 respectively, representing an increase of $4.1 million, or 7%. Our acquisitions contributed a non-currency related increase of $1.3 million to cost of professional services in fiscal 2014 as compared to fiscal 2013, which was primarily comprised of higher personnel costs. Excluding acquisitions, the non-currency related increase in cost of professional services of $2.8 million in fiscal 2014 compared to fiscal 2013 was due primarily to higher third-party contractor costs of $0.7 million, higher bonuses of $0.7 million, higher travel of $0.5 million, higher salaries and related costs of $0.5 million and recognition of salaries previously deferred in connection with single element fixed price contracts of $0.5 million partially offset by lower severance of $0.3 million. Cost of professional services as a percentage of professional services revenues was 94% for both fiscal 2014 and 2013.

Sales and Marketing

	Year Ended	Increase Compared to Prior Period		Year Ended	Increase Compared to Prior Period		Year Ended
(in thousands)	January 31, 2015	$	%	January 31, 2014	$	%	January 31, 2013
Sales and marketing	$69,785	$3,776	6%	$66,009	$3,786	6%	$62,223
Percentage of revenue	24%			25%			25%

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

On a constant currency basis, sales and marketing expense was $69.8 million and $65.1 million for fiscal 2015 and 2014, respectively, representing an increase of $4.7 million, or 7%.  The non-currency related increase in sales and marketing expense of $4.7 million in fiscal 2015 compared to fiscal 2014 was primarily due to higher salaries and related costs of $2.2 million, as a result of higher headcount of approximately 22 people, higher travel of $1.1 million, higher commissions of $0.9 million, higher bonuses of $0.6 million, higher professional fees of $0.4 million and higher marketing costs of $0.3 million partially offset by lower sales agent fees of $0.4 million and lower severance of $0.3 million. Sales and marketing expense benefited from higher cost relief related to staff who worked on services engagements of $0.3 million. We pay and expense commissions for cloud deals at the time the contract is signed, whereas the related revenue is recognized in future periods.

On a constant currency basis, sales and marketing expense was $66.0 million and $61.8 million for fiscal 2014 and 2013, respectively, representing an increase of $4.2 million, or 7%. Our acquisitions contributed a non-currency related increase of $1.9 million to sales and marketing expense in fiscal 2014 as compared to fiscal 2013, which was primarily comprised of higher personnel costs. Excluding acquisitions, the non-currency related increase in sales and marketing expense of $2.3 million in fiscal 2014 compared to fiscal 2013 was primarily due to higher commissions of $2.3 million and higher bonuses of $0.4 million partially offset by lower travel of $0.4 million. We pay and expense commissions for cloud deals at the time the contract is signed, whereas the related revenue is recognized in future periods.

Research and Development

	Year Ended	Increase Compared to Prior Period		Year Ended	Increase Compared to Prior Period		Year Ended
(in thousands)	January 31, 2015	$	%	January 31, 2014	$	%	January 31, 2013
Research and development	$42,315	$1,078	3%	$41,237	$2,905	8%	$38,332
Percentage of revenue	14%			15%			15%

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

On a constant currency basis, research and development expense was $42.3 million and $40.9 million for fiscal 2015 and 2014, respectively, representing an increase of $1.4 million, or 3%. The non-currency related increase in research and development expense of $1.4 million in fiscal 2015 compared to fiscal 2014 was primarily due to higher bonuses of $0.8 million, a one-time reversal of accrued business and value-added taxes in fiscal 2014 of $0.7 million due to governmental approval of an exemption certificate in one of our tax jurisdictions and higher salaries and related costs of $0.3 million. Research and development expense benefited from higher cost relief related to staff who worked on services engagements of $0.3 million.

On a constant currency basis, research and development expense was $41.2 million and $38.2 million, representing an increase of $3.0 million, or 8%. Our acquisitions contributed a non-currency related increase of $1.7 million to research and development expense in fiscal 2014 as compared to fiscal 2013, which was primarily comprised of higher personnel costs and professional fees to support product development. Excluding acquisitions, the non-currency related increase in research and development expense of $1.3 million in fiscal 2014 compared to fiscal 2013 was due to lower joint development reimbursements of $1.3 million and higher salaries and related costs of $0.5 million as a result of higher headcount of approximately 6 people. These higher expenses were offset by a one-time reversal of accrued business and value-added taxes of $0.7 million due to governmental approval of an exemption certificate in one of our tax jurisdictions.

General and Administrative

	Year Ended	Increase Compared to Prior Period		Year Ended	Decrease Compared to Prior Period		Year Ended
(in thousands)	January 31, 2015	$	%	January 31, 2014	$	%	January 31, 2013
General and administrative	$34,680	$2,734	9%	$31,946	$(6)	0%	$31,952
Percentage of revenue	12%			12%			12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $34.7 million and $31.9 million for fiscal 2015 and 2014, respectively, representing an increase of $2.8 million, or 9%. The non-currency related increase in general and administrative expense of $2.8 million in fiscal 2015 compared to fiscal 2014 was primarily due to higher professional fees of $0.9 million, higher bonuses of $0.8 million, higher salaries and related costs of $0.5 million and higher stock compensation expense of $0.4 million.

On a constant currency basis, general and administrative expense was $31.9 million and $31.8 million, representing an increase of $0.1 million. Our acquisitions contributed a non-currency related increase of $0.5 million to general and administrative expense in fiscal 2014 as compared to fiscal 2013. Excluding acquisitions, the non-currency related decrease in general and administrative expense of $0.4 million in fiscal 2014 compared to fiscal 2013 was primarily due to lower bad debt of $0.3 million and lower information technology and facilities allocated costs of $0.2 million partially offset by higher salaries and related costs of $0.4 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions totaled $0.7 million, $0.7 million and $0.3 million for fiscal years 2015, 2014 and 2013, respectively. Amortization expense was due to the intangible assets acquired from our DynaSys and CEBOS acquisitions.

Total Other (Income) Expense

	Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended	Increase (Decrease) Compared to Prior Period		Year Ended
(in thousands)	January 31, 2015	$	%	January 31, 2014	$	%	January 31, 2013
Other (income) expense
Interest income	$(242)	$42	15%	$(284)	$306	52%	$(590)
Interest expense	811	(18)	-2%	829	(161)	-16%	990
Other (income) expense, net	(169)	1,125	87%	(1,294)	(2,412)	-216%	1,118
Total other (income) expense, net	$400	$1,149	153%	$(749)	$(2,267)	-149%	$1,518
Percentage of revenue	0%			0%			1%

Total other (income) expense, net was $0.4 million, ($0.7) million and $1.5 million for fiscal 2015, 2014 and 2013, respectively. When comparing fiscal 2015 to fiscal 2014, the unfavorable change is primarily related to a decrease in the fair value of our interest rate swap of $1.5 million partially offset by higher foreign exchange gains of $0.8 million.

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

Income Tax Expense

	Year Ended	Decrease Compared to Prior Period		Year Ended	Increase Compared to Prior Period		Year Ended
(in thousands)	January 31, 2015	$	%	January 31, 2014	$	%	January 31, 2013
Income tax expense	$2,639	$(1,127)	-30%	$3,766	$115	3%	$3,651
Percentage of revenue	1%			1%			1%
Effective tax rate	17%			37%			35%

We recorded income tax expense of $2.6 million, $3.8 million and $3.7 million for fiscal 2015, 2014 and 2013, respectively. QAD’s effective tax rate was 17%, 37% and 35% for fiscal 2015, 2014 and 2013, respectively. In total, our effective tax rate decreased in fiscal 2015 compared to fiscal 2014. This decrease can be attributed to an increase in pre-tax book income in locations with lower effective tax rates, a decrease in non-deductible expenses including equity compensation and the release of unrecognized tax benefits due to statute of limitations expirations.
For further information regarding income taxes, see Note 3 “Income Taxes” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share each meet the definition of a non-GAAP financial measure.
We define the non-GAAP measures as follows:
●
Non-GAAP adjusted EBITDA - EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization.  Non-GAAP Adjusted EBITDA is EBITDA less stock-based compensation expense and the change in the fair value of the interest rate swap.

●	Non-GAAP adjusted EBITDA margins - Calculated by dividing Non-GAAP adjusted EBITDA by total revenue.

●
Non-GAAP net income - GAAP net income before stock-based compensation, amortization of purchased intangible assets, gain/loss adjustments on the company’s interest rate swap and certain income tax adjustments.

●	Non-GAAP earnings per diluted share - Non-GAAP net income allocated to Class A and Class B shares divided by the weighted average diluted shares outstanding of each class.

QAD’s management uses non-GAAP measures internally to evaluate the business and believes that presenting non-GAAP measures provides useful information to investors regarding the underlying business trends and performance of our ongoing operations as well as useful metrics for monitoring the our performance and evaluating it against industry peers.  The non-GAAP financial measures presented should be used in addition to, and in conjunction with, results presented in accordance with GAAP, and should not be relied upon to the exclusion of GAAP financial measures.  Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure in evaluating QAD.

QAD non-GAAP measures reflect adjustments based on the following items:

EBITDA: We report EBITDA as a non-GAAP metric by excluding the effect of income tax expense, depreciation and amortization from net income because doing so makes internal comparisons to our historical operating results more consistent.  In addition, we believe providing an EBITDA calculation is a more useful comparison of our operating results to the operating results of our peers.

Stock-based compensation expense: We have excluded the effect of stock-based compensation expense from the non-GAAP net income and non-GAAP earnings per diluted share calculations.  Although stock-based compensation expense is calculated in accordance with current GAAP and constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because it is not an expense which generally requires cash settlement by QAD, and therefore is not used by us to assess the profitability of our operations.  We also believe the exclusion of stock-based compensation expense provides a useful comparison of our operating results to the operating results of our peers.

Amortization of purchased intangibles: We amortize purchased intangibles in connection with our acquisitions. We have excluded the effect of amortization of purchased intangibles which includes purchased technology, customer relationships, trade names and other intangibles from non-GAAP net income and non-GAAP earnings per diluted share calculations, because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe excluding amortization of purchased intangibles provides a more useful comparison of our operating results to the operating results of our peers.

Change in fair value of interest rate swap: We entered into an interest rate swap to mitigate our exposure to the variability of one month LIBOR for the floating rate debt related to the mortgage of our headquarters.  We have excluded the gain/loss adjustments to record the interest rate swap at fair value from non-GAAP net income and non-GAAP earnings per diluted share calculations.  We believe that these fluctuations are not indicative of our operational costs or meaningful in evaluating comparative period results because the we currently have no intention of exiting the debt agreement early; and therefore over the life of the debt the sum of the fair value adjustments will be $0.

Income tax adjustments: Excluding the income tax effect of the non-GAAP pre-tax adjustments from the provision for income taxes assists investors in understanding the tax provision associated with those adjustments and the effective tax rate related to our ongoing operations.

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP earnings per diluted share to the most comparable GAAP measures for fiscal years 2015, 2014 and 2013 are as follows (in thousands, except for share numbers):

	Years Ended January 31,
	2015	2014	2013

Total revenue	$295,101	$266,311	$252,172

Net income	12,946	6,386	6,639
Add back:
Net interest expense	569	545	400
Depreciation	3,816	4,080	3,958
Amortization	1,935	1,979	978
Income taxes	2,639	3,766	3,651
EBITDA	$21,905	$16,756	$15,626
Add back:
Non-cash stock comp expense	4,993	4,680	4,608
Change in fair value of interest rate swap	877	(634)	384
Adjusted EBITDA	$27,775	$20,802	$20,618
Adjusted EBITDA margin	9%	8%	8%

Non-GAAP net income reconciliation
Net income	$12,946	$6,386	$6,639
Add back:
Non-cash stock-based compensation	4,993	4,680	4,608
Amortization of purchased intangible assets	1,493	1,505	547
Change in fair value of interest rate swap	877	(634)	384
Income tax adjustments	(459)	330	(46)
Non-GAAP net income	$19,850	$12,267	$12,132

Non-GAAP earnings per diluted Class A share reconciliation
Earnings per diluted Class A share	$0.79	$0.41	$0.42
Add back:
Non-cash stock-based compensation	0.31	0.30	0.29
Amortization of purchased intangible assets	0.09	0.09	0.04
Change in fair value of interest rate swap	0.05	(0.04)	0.02
Income tax adjustments	(0.03)	0.02	(0.00)
Non-GAAP earnings per diluted Class A share	$1.21	$0.78	$0.77

Shares used in computing earnings per diluted Class A share	13,553	12,985	13,063

Non-GAAP earnings per diluted Class B share reconciliation
Earnings per diluted Class B share	$0.68	$0.34	$0.35
Add back:
Non-cash stock-based compensation	0.26	0.25	0.25
Amortization of purchased intangible assets	0.08	0.08	0.03
Change in fair value of interest rate swap	0.04	(0.03)	0.02
Income tax adjustments	(0.02)	0.02	(0.00)
Non-GAAP earnings per diluted Class B share	$1.04	$0.66	$0.65

Shares used in computing earnings per diluted Class B share	3,271	3,238	3,266

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of cash is from the sale of licenses, subscription, maintenance and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we may also use cash for capital expenditures, payment of dividends and stock repurchases, and to invest in our growth initiatives, which include acquisitions of products, technologies and businesses.
At January 31, 2015, our principal sources of liquidity were cash and equivalents totaling $120.5 million and net accounts receivable of $78.9 million. During fiscal 2015 we closed an offering of 2,000,000 shares of Class A common stock. The net proceeds to us from the sale of the stock were $37.0 million after deducting underwriting discounts and commissions and offering expenses. Subsequent to year end, we closed an additional offering of 450,000 shares of Class A common stock with net proceeds to us of $8.4 million after offering expenses. At January 31, 2015, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of January 31, 2015.
We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2016.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of January 31, 2015 the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was approximately 57% and 73% as of January 31, 2015 and 2014, respectively. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

The following table summarizes our cash flows for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

	Years Ended January 31,
(in thousands)	2015	2014	2013
Net cash provided by operating activities	$23, 697	$24,140	$16,039
Net cash used in investing activities	(4,879)	(5,112)	(11,381)
Net cash provided by (used in) financing activities	29,444	(7,576)	(16,641)
Effect of foreign exchange rates on cash and equivalents	(3,720)	(477)	65
Net increase (decrease) in cash and equivalents	$44,542	$10,975	$(11,918)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities was $23.7 million for fiscal 2015 compared to $24.1 million for fiscal 2014. The decrease in net cash flows provided by operating activities was primarily attributable to the negative cash flow effect of changes in accounts receivable of $10.0 million due to higher billings in excess of collections offset by the increase in net income of $6.6 million and the positive cash flow effect of changes in accounts payable of $3.8 million.

Net cash used in investing activities consisted primarily of capital expenditures of $4.6 million for fiscal 2015 compared to $4.8 million for fiscal 2014.  Capital expenditures in fiscal 2015 consisted of furniture and equipment related to office moves, computer equipment and capitalized software related to our internal ERP system upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

During fiscal 2013 we acquired DynaSys and CEBOS for the purpose of expanding our product offerings and driving revenue growth. DynaSys provides demand and supply chain planning software and CEBOS provides quality management and regulatory compliance software. The total combined purchase price for the two acquisitions, not including future earnouts, was $7.8 million, net of cash acquired of $3.2 million, and was funded entirely with cash on hand. The CEBOS acquisition also included two future earnout payments of up to $0.8 million each year, due April 2014 and April 2015. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets related to the first earnout. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014. During fiscal 2015 CEBOS achieved 100% of its development and earnings-based goals resulting in a payout of $0.8 million paid on March 31, 2015.

Dividend payments for fiscal 2015 consisted of $4.5 million in cash. Dividend payments for fiscal 2014 consisted of $5.3 million in cash and 10,000 shares of Class A common stock with a fair value of $0.1 million. The decrease in dividend payments in fiscal 2015 when compared to fiscal 2014 was due to timing of payment dates. Four dividend payments were made in 2015 compared to five payments in 2014. In the second quarter of fiscal 2014 we began paying dividends in cash only. Prior to the second quarter of fiscal 2014 we allowed shareholders the choice of a stock dividend or cash dividend payment. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

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

DSO under the countback method was relatively consistent at 48 days and 49 days as of January 31, 2015 and 2014, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 89 days and 87 days at January 31, 2015 and 2014, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of January 31, 2015 and the quality of our receivables remains good.

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
Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at January 31, 2015 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Years Ended January 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(In millions)
Notes payable	$0.4	$0.4	$0.4	$0.5	0.5	$12.9	$15.1
Notes payable interest payments	0.7	0.6	0.6	0.6	0.6	1.3	4.4
Lease obligations	5.5	4.4	3.4	2.6	1.2	0.6	17.7
Purchase obligations	5.7	2.6	0.4	—	—	—	8.7
Obligations associated with acquisitions	0.8	—	—	—	—	—	0.8
Total	$13.1	$8.0	$4.8	$3.7	$2.3	$14.8	$46.7

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
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of January 31, 2015, we had $1.9 million of unrecognized tax benefits. For further information regarding the unrecognized tax benefits see Note 3 “Income Taxes” within Notes to Consolidated Financial Statements.
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

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license fees, maintenance, subscription and other revenue, was $17.1 million, $16.2 million and $15.6 million in fiscal 2015, 2014 and 2013, respectively.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At January 31, 2015, the effective borrowing rate would have been 0.92%.

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

As of January 31, 2015, there were no borrowings under the Facility and we were in compliance with the financial covenants.

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one-month LIBOR rate plus 2.25%. One month LIBOR was 0.17% at January 31, 2015. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2015 was $15.1 million.

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

Obligations Associated With Acquisitions

We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with our acquisition of CEBOS, Ltd., we entered into an agreement that included two future payments of $0.8 million each, due April 2014 and April 2015, respectively. Each future payment consists of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014.  During fiscal 2015 CEBOS achieved 100% of its development and earnings-based goals resulting in a payout of $0.8 million paid on March 31, 2015.

Off-Balance Sheet Arrangements

As of January 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We experienced significant foreign currency fluctuations during the fourth quarter of fiscal 2015 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real, British pound, Mexican peso, Polish zloty and Swiss franc. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U. S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or financial instruments open as of January 31, 2015.

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

For fiscal 2015, 2014 and 2013, approximately 40% of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for fiscal 2015, 2014 and 2013. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 1% (our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 4%).

For fiscal 2015, 2014 and 2013, foreign currency transaction and remeasurement (gain) losses totaled $(0.9) million, $(0.1) million and $1.2 million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.2 million and our income before taxes would be adversely affected by approximately 14%.

These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate a 10% adverse change in interest rates from the 2015 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one-month LIBOR rate plus 2.25%. In conjunction with the loan agreement we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of January 31, 2015 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the January 31, 2015 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

QAD maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. QAD’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of QAD’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, QAD’s Chief Executive Officer and Chief Financial Officer have concluded that QAD’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2015 based on the criteria described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2015. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2015, as stated in their report included in this Annual Report on Form 10-K.

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

We have audited the internal control over financial reporting of QAD Inc. as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of QAD Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the internal control over financial reporting of QAD Inc. based on our audit.

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

In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2015, and our report dated April 10, 2015 expressed an unqualified opinion on those consolidated financial statements.

Woodland Hills, California
 April 10, 2015

/s/ KPMG LLP

Woodland Hills, California
April 10, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2015, which information is incorporated herein by reference.

In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2015.

NAME	AGE	POSITION(S)
Pamela M. Lopker	60	Chairman of the Board and President
Karl F. Lopker	63	Chief Executive Officer
Daniel Lender	48	Executive Vice President and Chief Financial Officer
Kara Bellamy	39	Sr. Vice President, Corporate Controller and Chief Accounting Officer

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

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	92

All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

3. INDEX OF EXHIBITS

See the Index of Exhibits at page 94.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries (the Company) as of January 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QAD’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting of QAD Inc.

/s/ KPMG LLP

Woodland Hills, California
April 10, 2015

QAD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
	2015	2014
Assets
Current assets:
Cash and equivalents	$120,526	$75,984
Accounts receivable, net of allowances of $2,524 and $2,450 at January 31, 2015 and 2014, respectively	78,887	71,337
Deferred tax assets, net	9,313	8,133
Other current assets	14,799	14,980
Total current assets	223,525	170,434
Property and equipment, net	33,154	33,085
Capitalized software costs, net	2,485	3,315
Goodwill	10,911	11,377
Deferred tax assets, net	9,680	11,788
Other assets, net	3,614	4,814
Total assets	$283,369	$234,813
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$406	$389
Accounts payable	12,872	11,042
Deferred revenue	102,721	104,160
Other current liabilities	35,765	34,199
Total current liabilities	151,764	149,790
Long-term debt	14,680	15,085
Other liabilities	5,219	5,733
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,152,405 shares and 14,150,089 shares at January 31, 2015 and 2014, respectively	16	14
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,298 shares and 3,537,029 shares at January 31, 2015 and 2014, respectively	4	4
Additional paid-in capital	185,546	150,837
Treasury stock, at cost (1,609,958 shares and 1,930,436 shares at January 31, 2015 and 2014, respectively)	(22,977)	(28,220)
Accumulated deficit	(43,465)	(51,472)
Accumulated other comprehensive loss	(7,418)	(6,958)
Total stockholders’ equity	111,706	64,205
Total liabilities and stockholders’ equity	$283,369	$234,813

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)

	Years Ended January 31,
	2015	2014	2013
Revenue:
License fees	$40,917	$36,176	$31,260
Subscription fees	28,217	19,406	14,838
Maintenance and other	141,295	139,557	138,563
Professional services	84,672	71,172	67,511
Total revenue	295,101	266,311	252,172

Costs of revenue:
License fees	5,016	4,978	4,032
Subscription fees	17,149	12,462	9,100
Maintenance and other	32,511	32,485	31,255
Professional services	76,954	67,081	63,206
Total cost of revenue	131,630	117,006	107,593

Gross profit	163,471	149,305	144,579

Operating expenses
Sales and marketing	69,785	66,009	62,223
Research and development	42,315	41,237	38,332
General and administrative	34,680	31,946	31,952
Amortization of intangible assets from acquisitions	706	710	264
Total operating expenses	147,486	139,902	132,771

Operating income	15,985	9,403	11,808

Other (income) expense:
Interest income	(242)	(284)	(590)
Interest expense	811	829	990
Other (income) expense, net	(169)	(1,294)	1,118
Total other (income) expense, net	400	(749)	1,518

Income before income taxes	15,585	10,152	10,290
Income tax expense	2,639	3,766	3,651

Net income	$12,946	$6,386	$6,639

Basic net income per share:
Class A	$0.84	$0.42	$0.44
Class B	$0.70	$0.35	$0.37
Diluted net income per share:
Class A	$0.79	$0.41	$0.42
Class B	$0.68	$0.34	$0.35

Net income	$12,946	$6,386	$6,639
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(460)	1,078	2,018
Total comprehensive income	$12,486	$7,464	$8,657

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2012	14,146	3,537	(1,804)	$14	$4	$148,993	$(27,968)	$(48,974)	$(10,054)	$62,015
Net income	—	—	—	—	—	—	—	6,639	—	6,639
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	2,018	2,018
Stock award exercises	1	—	63	—	—	(1,322)	985	(138)	—	(475)
Stock-based compensation income tax deficiencies	—	—	—	—	—	(312)	—	—	—	(312)
Stock compensation expense	—	—	—	—	—	4,608	—	—	—	4,608
Dividends declared ($0.58 and $0.48 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(8,677)	—	(8,677)
Dividends paid in stock	—	—	50	—	—	—	799	(177)	—	622
Restricted stock	1	—	166	—	—	(2,190)	2,621	(1,141)	—	(710)
Repurchase of common stock	—	—	(572)	—	—	—	(7,530)	—	—	(7,530)
Balance, January 31, 2013	14,148	3,537	(2,097)	$14	$4	$149,777	$(31,093)	$(52,468)	$(8,036)	$58,198
Net income	—	—	—	—	—	—	—	6,386	—	6,386
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,078	1,078
Stock award exercises	2	—	91	—	—	(2,023)	1,473	(160)	—	(710)
Stock-based compensation income tax benefits	—	—	—	—	—	52	—	—	—	52
Stock compensation expense	—	—	—	—	—	4,680	—	—	—	4,680
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,362)	—	(4,362)
Dividends paid in stock	—	—	10	—	—	—	172	(27)	—	145
Restricted stock	—	—	118	—	—	(1,649)	1,914	(841)	—	(576)
Repurchase of common stock	—	—	(52)	—	—	—	(686)	—	—	(686)
Balance, January 31, 2014	14,150	3,537	(1,930)	$14	$4	$150,837	$(28,220)	$(51,472)	$(6,958)	$64,205
Net income	—	—	—	—	—	—	—	12,946	—	12,946
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(460)	(460)
Stock award exercises	1	—	199	—	—	(5,188)	3,749	(138)	—	(1,577)
Stock-based compensation income tax deficiencies	—	—	—	—	—	(15)	—	—	—	(15)
Stock compensation expense	—	—	—	—	—	4,993	—	—	—	4,993
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,452)	—	(4,452)
Proceeds from stock issuance, net of costs	2,000	—	—	2	—	37,044	—	—	—	37,046
Restricted stock	1	—	121	—	—	(2,125)	1,494	(349)	—	(980)
Balance, January 31, 2015	16,152	3,537	(1,610)	$16	$4	$185,546	$(22,977)	$(43,465)	$(7,418)	$111,706

 See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$12,946	$6,386	$6,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,759	6,069	4,989
Provision for doubtful accounts and sales adjustments	854	1,054	737
Tax benefit from reversal of deferred tax valuation allowance	—	—	(225)
Loss on disposal of property and equipment	8	—	7
Deferred income taxes	(905)	623	458
Change in fair value of a derivative instrument	877	(634)	384
Stock compensation expense	4,993	4,680	4,608
Excess tax benefits from stock awards	(266)	(72)	(462)
Adjustment of contingent liability associated with acquisitions	42	(279)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,236)	(1,247)	(6,767)
Other assets	(431)	(197)	(1,668)
Accounts payable	2,568	(1,260)	2,142
Deferred revenue	4,912	4,753	5,669
Other liabilities	3,576	4,264	(472)
Net cash provided by operating activities	23,697	24,140	16,039
Cash flows from investing activities:
Purchase of property and equipment	(4,577)	(4,779)	(3,071)
Acquisition of businesses, net of cash acquired	—	—	(7,817)
Capitalized software costs	(311)	(366)	(492)
Other, net	9	33	(1)
Net cash used in investing activities	(4,879)	(5,112)	(11,381)
Cash flows from financing activities:
Repayments of debt	(388)	(372)	(312)
Dividends paid	(4,452)	(5,304)	(8,076)
Tax payments, net of proceeds, related to stock awards	(2,557)	(1,286)	(1,185)
Excess tax benefits from stock awards	266	72	462
Payment of contingent liability associated with acquisitions	(471)	—	—
Proceeds from issuance of common stock, net of issuance cost	37,046	—	—
Repurchase of common stock	—	(686)	(7,530)
Net cash provided by (used in) financing activities	29,444	(7,576)	(16,641)
Effect of exchange rates on cash and equivalents	(3,720)	(477)	65
Net increase (decrease) in cash and equivalents	44,542	10,975	(11,918)
Cash and equivalents at beginning of year	75,984	65,009	76,927
Cash and equivalents at end of year	$120,526	$75,984	$65,009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$735	$726	$908
Income taxes, net of refunds	3,284	2,869	5,552
Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	—	—	1,087
Dividends paid in stock	—	145	622
Obligations associated with acquisitions	—	—	1,392

See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

QAD is a global provider of vertically-oriented, mission-critical enterprise software solutions for global manufacturing companies across the automotive, life sciences, consumer products, food and beverage, high technology and industrial products industries. QAD Enterprise Applications enables measurement and control of key business processes and supports operational requirements, including financials, manufacturing, demand and supply chain planning, customer management, business intelligence and business process management. QAD delivers its software solutions to customers in a format that best meets their current and future needs - either in the cloud, on premise, or via blended deployment, which is a combination of on-premise and cloud-based software. QAD provides ongoing support to customers which ensures they always have access to the latest features of its software. QAD also provides professional services to assist customers in deploying, upgrading and optimizing the Company’s software so they can maximize the benefit they receive from QAD solutions in their operating environment. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

In fiscal 2015, QAD successfully closed a public offering of 2 million shares of Class A stock resulting in net cash received of $37.0 after underwriting discounts and commissions and offering expenses. On February 18, 2015 the offering underwriters exercised in full an option to purchase additional shares.  As a result, 450,000 shares of Class A common stock were issued generating approximately $8.4 million in additional proceeds.

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

FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS

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

Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement (gains) losses for fiscal 2015, 2014 and 2013 totaled $(0.9) million, $(0.1) million and $1.2 million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Income and Comprehensive Income.

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and short-term marketable securities with maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2015 and 2014, the Company’s cash and equivalents consisted of money market mutual funds invested in U.S. Treasury and government securities, deposit accounts and certificates of deposit.

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following as of January 31:

	2015	2014
	(in thousands)
Accounts receivable	$81,411	$73,787
Less allowance for:
Doubtful accounts	(1,194)	(1,221)
Sales adjustments	(1,330)	(1,229)
Accounts receivable, net	$78,887	$71,337

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

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2015 or January 31, 2014.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions and significant improvements to property and equipment are capitalized, while maintenance and repairs are expensed as incurred. For financial reporting purposes, depreciation is generally expensed via the straight-line method over the useful life of three years for computer equipment and software, five years for furniture and office equipment, 10 years for building improvements and 39 years for buildings. Leasehold improvement are depreciated over the shorter of the lease term or the useful life of five years.

Certain costs associated with software developed for internal use, including payroll costs for employees, are capitalized once the project has reached the application development stage and are included in property and equipment classified as software. These costs are amortized using the straight-line method over the expected useful life of the software, beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, maintenance, training and research and development costs are expensed as incurred.

Property and equipment, net consisted of the following as of January 31:

	2015	2014
	(in thousands)
Buildings and building improvements	$31,898	$32,298
Computer equipment and software	15,220	22,121
Furniture and office equipment	7,783	10,856
Leasehold improvements	5,856	6,033
Land	3,850	3,850
Automobiles	54	43
	64,661	75,201
Less accumulated depreciation and amortization	(31,507)	(42,116)
	$33,154	$33,085

The changes in property and equipment, net, for the fiscal years ended January 31were as follows:

	2015	2014
	(in thousands)
Cost
Balance at February 1	$75,201	$76,109
Additions	4,577	4,779
Disposals	(13,351)	(5,145)
Impact of foreign currency translation	(1,766)	(542)
Balance at January 31	$64,661	$75,201

Accumulated depreciation
Balance at February 1	$(42,116)	$(43,583)
Depreciation	(3,816)	(4,080)
Disposals	13,334	5,113
Impact of foreign currency translation	1,091	434
Balance at January 31	(31,507)	(42,116)
Property and equipment, net at January 31	$33,154	$33,085

Depreciation and amortization expense of property and equipment for fiscal 2015, 2014 and 2013 was $3.8 million, $4.1 million and $4.0 million, respectively. There was no impairment of property and equipment assets during fiscal 2015, 2014 and 2013.

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

Capitalized software costs and accumulated amortization at January 31 were as follows:

	2015	2014
	(in thousands)
Capitalized software costs:
Acquired software technology (1)	$3,458	$3,577
Capitalized software development costs (1)	1,206	1,183
	4,664	4,760
Less accumulated amortization	(2,179)	(1,445)
Capitalized software costs, net	$2,485	$3,315

(1)	Acquired software technology and capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased from the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during fiscal 2015, approximately $0.4 million of costs and accumulated amortization was removed from the balance sheet.

Amortization of capitalized software costs for fiscal 2015, 2014 and 2013 was $1.1 million, $1.2 million and $0.6 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of January 31, 2015:

Fiscal Years	(in thousands)
2016	$1,065
2017	903
2018	512
2019	5
$2,485

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

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2015, and 2014 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2013	$27,020	$(15,608)	$11,412
CEBOS adjustment (1)	105	—	105
Impact of foreign currency translation	(140)	—	(140)
Balance at January 31, 2014	26,985	(15,608)	11,377
Impact of foreign currency translation	(466)	—	(466)
Balance at January 31, 2015	$26,519	$(15,608)	$10,911

(1)	During the fourth quarter of fiscal 2014 the Company finalized the allocation of the purchase price and recorded an adjustment of $0.1 million related to a change in certain assumptions associated with accounts receivable. This adjustment increased the provisionally recognized goodwill by the same amount.

During each of the fourth quarters of fiscal 2015, 2014 and 2013, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30. As the market capitalization substantially exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2015, 2014 and 2013.

Intangible assets as of January 31 were as follows:

	2015	2014
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,793	$3,048
Trade name	515	515
	3,308	3,563
Less: accumulated amortization	(1,558)	(978)
Net amortizable intangible assets	$1,750	$2,585

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets as of January 31, 2015 are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Consolidated Balance Sheets. As of January 31, 2015, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.7 million, $0.7 million and $0.3 million for the fiscal years 2015, 2014 and 2013 respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of January 31, 2015:

Fiscal Years	(in thousands)
2016	$665
2017	665
2018	420
$1,750

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

CEBOS

On December 28, 2012, the Company acquired all of the outstanding stock of CEBOS, Ltd. ("CEBOS"), a provider of quality management and regulatory compliance software solutions. CEBOS was founded in 1998 and is headquartered in Michigan, USA. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth. The purchase price consisted of $3.5 million in cash and two future payments due April 2014 and April 2015. Each future payment consists of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. The contingent liability was estimated by assessing the probability of achieving each milestone and discounting the amount of each potential payment based on expected timing of the payment. The fair value of the liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense and is reported in “Other (income) expense” in the Consolidated Statements of Income and Comprehensive Income. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year earn-out of $0.5 million, paid on April 1, 2014.  During fiscal 2015 CEBOS achieved all of its development and earnings-based goals resulting in a payout of $0.8 million of the second earn-out paid on March 31, 2015.

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

DEFERRED TAX ASSETS AND LIABILITIES

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

REVENUE

The Company offers its software using two models, a traditional on-premise licensing model and a cloud delivery model. The traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own equipment. Under the cloud delivery model the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software; the Company sometimes refers to this as a SaaS model. The Company sells a majority of its software through its on-premise licensing model and recognizes revenue associated with these offerings in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software and services under the SaaS model is typically over a contractual term of 12 to 36 months and the Company recognizes revenue associated with these offerings, which it calls subscription revenue, in the accompanying Consolidated Statements of Income and Comprehensive Income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. Whether sales are made via an on-premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services.  The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the item has standalone value and delivery of any undelivered elements is probable and within the Company’s control.  Subscription and support services have standalone value because they are routinely sold separately by the Company.   Consulting services and other services have standalone value because the Company has sold consulting services separately and there are several third party vendors that routinely provide similar consulting services to its customers on a standalone basis. Software license arrangements that do not require significant modification or customization of the underlying software do not have standalone value but are recognized using the residual method.

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

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the customer has been given access to the environment. The initial subscription period is typically 12 to 36 months. The Company’s subscription services are non-cancelable, though customers typically have the right to terminate their contracts if the Company materially fails to perform. The Company generally invoices its customers in advance in quarterly installments and typical payment terms provide that customers pay the Company within 30 days of invoice.

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

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses were $0.8 million, $0.6 million and $0.4 million for fiscal years 2015, 2014 and 2013, respectively.

RESEARCH AND DEVELOPMENT

All costs incurred to establish the technological feasibility of the Company’s software products are expensed to research and development as incurred.

OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net for fiscal 2015, 2014 and 2013 were as follows:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Interest income	$(242)	$(284)	$(590)
Interest expense	811	829	990
Foreign exchange (gains) losses	(878)	(67)	1,180
Change in fair value of interest rate swap	877	(634)	384
Other income, net	(168)	(593)	(446)
Total other (income) expense, net	$400	$(749)	$1,518

COMPUTATION OF NET INCOME PER SHARE

Net income per share of Class A common stock and Class B common stock is computed using the two-class method. Holders of Class A common stock are entitled to cash or stock dividends equal to 120% of the amount of such dividend payable with respect to a share of Class B Common Stock.

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended January 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income	$12,946	$6,386	$6,639
Less: dividends declared	(4,452)	(4,362)	(8,677)
Undistributed net income (loss)	$8,494	$2,024	$(2,038)

Net income per share – Class A Common Stock
Dividends declared	$3,688	$3,606	$7,166
Allocation of undistributed net income (loss)	7,041	1,676	(1,683)
Net income attributable to Class A common stock	$10,729	$5,282	$5,483

Weighted average shares of Class A common stock outstanding—basic	12,841	12,501	12,596
Weighted average potential shares of Class A common stock	712	484	467
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	13,553	12,985	13,063

Basic net income per Class A common share	$0.84	$0.42	$0.44
Diluted net income per Class A common share	$0.79	$0.41	$0.42
Net income per share – Class B Common Stock
Dividends declared	$764	$756	$1,511
Allocation of undistributed net income (loss)	1,453	348	(355)
Net income attributable to Class B common stock	$2,217	$1,104	$1,156

Weighted average shares of Class B common stock outstanding—basic	3,183	3,149	3,160
Weighted average potential shares of Class B common stock	88	89	106
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,271	3,238	3,266

Basic net income per Class B common share	$0.70	$0.35	$0.37
Diluted net income per Class B common share	$0.68	$0.34	$0.35

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Class A	211	1,179	1,124
Class B	45	184	151

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 will be effective for the Company’s fiscal year beginning February 1, 2017. At its April 1, 2015 meeting the FASB agreed to propose a one-year deferral of the effective date for all entities. If approved, this proposal would make ASU 2014-09 effective for the Company’s fiscal year beginning February 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

•
Level 3 - The contingent liability associated with the acquisition of CEBOS is recorded at fair value based on significant inputs that are not observable in the market. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. The final payment was made on March 31, 2015 for $0.8 million.

The following table sets forth the financial assets, measured at fair value, as of January 31, 2015 and January 31, 2014:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of January 31, 2015	$98,294
Money market mutual funds as of January 31, 2014	$57,204
Liability related to the interest rate swap as of January 31, 2015		$(626)
Asset related to the interest rate swap as of January 31, 2014		$250
Contingent liability associated with acquisitions as of January 31, 2015			$(750)
Contingent liability associated with acquisitions as of January 31, 2014			$(1,178)

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $22 million and $19 million as of January 31, 2015 and January 31, 2014, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the 12 months ended January 31, 2015.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 8 “Debt” within these Notes to Consolidated Financial Statements. The instrument is accounted for in accordance with ASC 815, Derivatives and Hedging, which requires that every derivative be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in the fair value of derivative instruments be recognized in earnings unless specific hedge accounting and documentation criteria are met. The fair value of the interest rate swap is reflected as an asset or liability in the Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense, net” in the Consolidated Statements of Income and Comprehensive Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at January 31, 2015 and January 31, 2014 were as follows (in thousands):

	(Liability) / Asset Derivative
		Fair Value
	Balance Sheet Location	January 31, 2015	January 31, 2014
Derivative instrument:
Interest rate swap	Other (liabilities) assets	$(626)	$250
Total		$(626)	$250

The change in fair value of the interest rate swap recognized in the Consolidated Statement of Income and Comprehensive Income for the twelve months ended January 31, 2015, 2014 and 2013 was $(0.9) million, $0.6 million and $(0.4) million, respectively.

3. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$174	$303	$684
State	109	33	25
Foreign	3,010	2,703	2,569
Subtotal	3, 293	3,039	3,278
Deferred:
Federal	(786)	20	942
State	229	306	220
Foreign	(348)	297	(929)
Subtotal	(905)	623	233
Equity adjustment	251	104	140
Total	$2,639	$3,766	$3,651

Actual income tax expense (benefit) differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Computed expected tax expense	$5,299	$3,452	$3,499
State income taxes, net of federal income tax expense	253	330	208
Incremental tax benefit from foreign operations	(5,220)	(2,676)	(1,355)
Non-deductible equity compensation	258	1,176	913
Foreign withholding taxes	1,256	1,171	928
Net change in valuation allowance	1,657	(108)	(826)
Net change in contingency reserve	(594)	45	(68)
Non-deductible expenses	742	1,084	296
Benefit of tax credits	(1,345)	(1,624)	(446)
Subpart F Income	283	198	313
Rate change impact	54	(88)	164
Other	(4)	806	25
Total	$2,639	$3,766	$3,651

Consolidated U.S. income (loss) before income taxes was $(2.4) million, $(1.2) million and $2.3 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. The corresponding income before income taxes for foreign operations was $18.0 million, $11.4 million and $8.0 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for fiscal years ended March 31, 2008, 2009, 2010, 2012 and 2013
•	California for fiscal years ended 2004
•	State of Minnesota for fiscal years ended 2010, 2011, 2012 and 2013

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of our foreign subsidiaries. These permanently reinvested earnings are approximately $76.1 million at January 31, 2015. It is not practicable for the Company to determine the amount of the related unrecognized deferred income tax liability. Such earnings would likely become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$452	$492
Accrued vacation	2,015	1,923
Tax credits	8,584	7,911
Deferred revenue	3,666	3,467
Net operating loss carry forwards	9,646	10,608
Accrued expenses - other	2,478	2,076
Section 263(a) interest capitalization	353	368
Equity compensation	3,673	4,306
Other	1,824	1,423
Total deferred tax assets	32,691	32,574
Less valuation allowance	(10,684)	(10,293)
Less netting of unrecognized tax benefits against deferred tax assets	(1,406)	—
Deferred tax assets, net of valuation allowance	$20,601	$22,281
Deferred tax liabilities:
Unrecognized capital gain	(863)	(1,033)
Depreciation and amortization	(379)	(654)
Other comprehensive income	(20)	(295)
Other	(346)	(378)
Total deferred tax liabilities	(1,608)	(2,360)
Total net deferred tax assets	$18,993	$19,921
Recorded as:
Current portion of deferred tax assets	9,434	8,242
Non-current portion of deferred tax assets	11,229	13,110
Current portion of deferred tax liabilities (in current deferred tax assets)	(121)	(109)
Non-current portion of deferred tax liabilities (in non-current deferred tax assets)	(1,549)	(1,322)
Total net deferred tax assets	$18,993	$19,921

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. If and when the Company’s operating performance improves on a sustained basis, the conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. At January 31, 2015 and 2014, the valuation allowance attributable to deferred tax assets was $10.7 million and $10.3 million, respectively.

Deferred tax assets at January 31, 2015 and 2014 do not include $2.1 million and $1.2 million, respectively, of excess tax benefits from employee stock exercises. During fiscal 2015, the Company was able to recognize $0.1 million of deferred excess tax benefits. Equity will be increased by an additional $2.1 million when such excess tax benefits are ultimately realized.

The Company has gross net operating loss carryforwards of $35.2 million and tax credit carryforwards of $10.8 million as of January 31, 2015.  The majority of the Company’s net operating loss carryforwards do not expire, the remaining begin to expire in fiscal year 2016.  The majority of the Company’s tax credit carryforwards do not expire, the remaining begin to expire in fiscal year 2020.

During the fiscal year ended January 31, 2015, the Company decreased its reserves for uncertain tax positions by $0.7 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Income and Comprehensive Income as income tax expense. The liability for unrecognized tax benefits that may be recognized in the next twelve months is classified as short-term in the Company’s Consolidated Balance Sheet while the remainder is classified as long-term.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31,
	2015	2014
	(in thousands)
Unrecognized tax benefits at beginning of the year	$2,626	$2,581
Increases as a result of tax positions taken in a prior period	85	45
Increases as a result of tax positions taken in the current period	27	—
Reduction as a result of a lapse of the statute of limitations	(649)	—
Decreases as a result of tax settlements	(165)	—
Unrecognized tax benefit at end of year	$1,924	$2,626

All of the unrecognized tax benefits included in the balance sheet at January 31, 2015 would impact the effective tax rate on income from continuing operations, if recognized.

The total amount of interest recognized in the Consolidated Statement of Income and Comprehensive Income for unpaid taxes was $37,000 for the year ended January 31, 2015. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 31, 2015 was $0.2 million.

In the next twelve months, due to a potential tax credit settlement an estimated $0.1 million of gross unrecognized tax benefits may be recognized.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. Below is a list of our material jurisdictions and the years open for audit as of fiscal 2015:

Jurisdiction	Years Open for Audit
U.S. Federal	FY12 and beyond
California	FY11 and beyond
Michigan	FY11 and beyond
New Jersey	FY11 and beyond
Australia	FY11 and beyond
France	FY12 and beyond
India	FY99 and beyond
Ireland	FY11 and beyond
United Kingdom	FY12 and beyond

4. STOCKHOLDERS’ EQUITY

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

Issuance of Common Stock

On January 22, 2015, the Company closed an offering of 2,000,000 shares of Class A common stock. The net proceeds to the Company from the sale of the stock were $37.0 million after deducting underwriting discounts and commissions and offering expenses.

On February 18, 2015 the offering underwriters exercised in full an option to purchase additional shares.  As a result, 450,000 shares of Class A common stock were issued generating approximately $8.4 million in additional net proceeds.

Dividends

The following table sets forth the dividends declared and paid by the Company during fiscal 2015:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
11/28/2014	12/23/2014	1/6/2015	$0.072	$0.06	$1,118,000
9/9/2014	9/23/2014	9/30/2014	$0.072	$0.06	$1,118,000
6/11/2014	6/25/2014	7/2/2014	$0.072	$0.06	$1,113,000
4/16/2014	4/30/2014	5/7/2014	$0.072	$0.06	$1,103,000

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

5. STOCK-BASED COMPENSATION

Stock Plans

On June 7, 2006, the stockholders approved the QAD Inc. 2006 Stock Incentive Program (“2006 Program”). The 2006 Program replaced the QAD 1997 Stock Incentive Program (“1997 Program”). The 2006 Program allows for equity awards in the form of incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (“SARs”) and other stock rights. The stockholders authorized a maximum of 4,150,000 shares to be issued under the 2006 Program, of which 3,320,000 are reserved for issuance as Class A Common Stock and 830,000 are reserved for issuance as Class B Common Stock. On June 12, 2012, the Company's stockholders approved an amendment to the 2006 Stock Incentive Program to provide for an increase in the number of shares of Class A Common Stock reserved for issuance by 2,000,000 shares. As of January 31, 2015, 1,670,000 Class A Common Shares and 345,000 Class B Common Shares were available for issuance.

After the 2006 Program was adopted, the Company began issuing equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Under the 2006 Program, SARs have generally been granted for a term of eight years, they generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. Stock compensation expense, as required under ASC 718, is the same for stock-settled SARs and stock options. At January 31, 2015, outstanding under the 2006 Program, there were 2,174,000 SARs to purchase Class A Common Stock and 325,000 SARs to purchase Class B Common Stock.

The Company also began issuing restricted stock units (“RSUs”) in fiscal 2008. RSUs granted to employees under the 2006 Program are generally released 25% after each year of service for four years and are contingent upon employment with the Company on the release date. Under the 2006 Program, RSUs granted to non-employee directors generally vest immediately and are contingent upon providing services to the Company. Stock based compensation is typically issued out of treasury shares. At January 31, 2015, outstanding under the 2006 Program, there were 503,000 RSUs to purchase Class A Common Stock.

Beginning in fiscal 2015 the Company began issuing only RSUs to employees with the exception of the CEO and President of the Company.

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

Stock- Based Compensation

The following table sets forth reported stock compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 31, 2015, 2014 and 2013:

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation expense:
Cost of maintenance, subscription and other revenue	$197	$201	$197
Cost of professional services	492	476	482
Sales and marketing	790	858	835
Research and development	518	628	658
General and administrative	2,996	2,517	2,436
Total stock-based compensation expense	$4,993	$4,680	$4,608

The Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows. There were $266,000, $72,000 and $462,000 excess tax benefits recorded for equity awards exercised in the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

SAR Information

The weighted average assumptions used to value SARs are shown in the following table.

	Years Ended January 31,
	2015	2014	2013
Expected life in years	4.98	4.57	4.61
Risk free interest rate	1.58%	1.00%	0.69%
Volatility	47%	53%	61%
Dividend rate	1.32%	2.42%	2.25%

The following table summarizes the activity for outstanding options and SARs for the fiscal years ended January 31, 2015, 2014 and 2013:

	Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2012	2,871	$11.34
Granted	570	12.90
Exercised	(272)	8.34
Expired	(222)	22.26
Forfeited	(27)	9.49
Outstanding at January 31, 2013	2,920	$11.11
Granted	599	11.73
Exercised	(404)	9.21
Expired	(230)	15.16
Forfeited	(43)	10.68
Outstanding at January 31, 2014	2,842	$11.19
Granted	387	21.61
Exercised	(655)	11.47
Expired	(22)	12.68
Forfeited	(53)	12.31
Outstanding at January 31, 2015	2,499	$12.69	5.1	$16,964
Vested and expected to vest at January 31, 2015 (1)	2,483	$12.69	5.1	$16,855
Vested and exercisable at January 31, 2015	1,323	$10.55	4.0	$11,246

(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options and SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of January 31, 2015 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on January 31, 2015. The total intrinsic value of stock options or SARs exercised in the years ended January 31, 2015, 2014 and 2013 was $5.7 million, $2.1 million and $1.4 million, respectively. The weighted average grant date fair value per share of SARs granted in the years ended January 31, 2015, 2014 and 2013 was $8.18, $4.24 and $5.37, respectively.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2015, 2014 and 2013, the Company withheld 88,000 shares, 49,000 shares and 35,000 shares for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2015, 2014 and 2013 were $1.8 million, $0.7 million and $0.5 million, respectively.

At January 31, 2015, there was approximately $5.4 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

RSU Information

The following table summarizes the activity for RSUs for the fiscal years ended January 31, 2015, 2014 and 2013:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock at January 31, 2012	414	$9.32
Granted	200	12.20
Released (1)	(223)	9.84
Forfeited	(6)	10.99
Restricted stock at January 31, 2013	385	$10.49
Granted	231	11.20
Released (1)	(165)	10.05
Forfeited	(21)	11.14
Restricted stock at January 31, 2014	430	$11.02
Granted	287	21.25
Released (1)	(167)	11.92
Forfeited	(47)	14.00
Restricted stock at January 31, 2015	503	$16.27

(1)
The number of RSUs released includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2015, 2014 and 2013, the Company withheld 45,000 shares, 47,000 shares and 57,000 shares, respectively, for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2015, 2014 and 2013 were $1.0 million, $0.6 million and $0.7 million, respectively.

Total unrecognized compensation cost related to RSUs was approximately $6.2 million as of January 31, 2015. This cost is expected to be recognized over a period of approximately 2.9 years.

6. DEFERRED REVENUES

Deferred revenues consisted of the following:

	January 31,
	2015	2014
	(in thousands)
Deferred maintenance revenue	$86,381	$87,288
Deferred subscription revenue	11,563	7,590
Deferred services revenue	2,813	5,261
Deferred license revenue	1,890	3,967
Deferred other revenue	74	54
Deferred revenues, current	102,721	104,160
Deferred revenues, non-current (in Other liabilities)	2,361	606
Total deferred revenues	$105,082	$104,766

Deferred maintenance and subscription revenues represent customer payments made in advance for support and subscription contracts. Support and subscription are billed in advance with corresponding revenues being recognized ratably over the support and subscription periods. Support is typically billed annually while subscription is typically billed quarterly. Deferred license revenues result from undelivered products or specified enhancements, customer specific acceptance provisions and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred services revenues represent both prepayments for our professional services where revenues for these services are generally recognized as the Company completes the performance obligations for the prepaid services; and services already provided but deferred due to software revenue recognition rules.

During fiscal 2015, the foreign currency impact to deferred maintenance revenue was significant. On a constant currency basis, converting at the prior year exchange rates, fiscal 2015 deferred maintenance revenue would have been $5.8 million higher.

7. OTHER BALANCE SHEET ACCOUNTS

	January 31,
	2015	2014
	(in thousands)
Other current assets
Deferred cost of revenues	$8,363	$8,143
Prepaid expenses	4,589	4,275
Income tax receivable, net of payables	465	1,620
Other	1,382	942
	$14,799	$14,980
Other assets, net
Other intangibles, net	$1,750	$2,585
Security deposits	1,416	1,504
Fair value of interest rate swap	—	250
Other long-term assets	448	475
	$3,614	$4,814
Accounts payable
Trade payables	$8,164	$7,049
VAT payable	4,708	3,993
	$12,872	$11,042
Other current liabilities
Accrued commissions and bonus	$14,585	$13,322
Accrued compensated absences	8,072	8,598
Other accrued payroll	4,805	3,647
Accrued professional fees	1,733	1,770
Accrued travel	1,580	1,421
Accrued contract labor	908	849
Contingent liability related to acquisition of CEBOS	750	471
Other current liabilities	3,332	4,121
	$35,765	$34,199
Other liabilities
Long-term deferred revenue	$2,361	$606
Fair value of interest rate swap	626	—
Long-term tax contingency reserve	518	2,419
Contingent liability related to acquisition of CEBOS	—	707
Other	1,714	2,001
	$5,219	$5,733

8. DEBT

	January 31,	January 31,
	2015	2014
	(in thousands)
Note payable	$15,086	$15,474
Less current maturities	(406)	(389)
Long-term debt	$14,680	$15,085

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.17% at January 31, 2015. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2015 was $15.1 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At January 31, 2015, the effective borrowing rate would have been 0.92%.

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

As of January 31, 2015, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2014	$(6,958)
Other comprehensive income before reclassifications	(460)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	(460)
Balance as of January 31, 2015	$(7,418)

During fiscal 2015 there were no reclassifications from accumulated other comprehensive loss.

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible contribution. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal years 2015, 2014 and 2013 were $1.8 million, $1.5 million and $1.5 million, respectively.

Various QAD foreign subsidiaries also contribute to what can be considered defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 3% to 22%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $5.0 million, $4.6 million and $4.2 million during fiscal years 2015, 2014 and 2013, respectively.

11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. The leases generally provide that QAD pays taxes, insurance and maintenance expenses related to the leased assets. Total rent expense for fiscal years 2015, 2014 and 2013 was $5.6 million, $5.8 million and $6.0 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2015 are as follows (in millions):

2016	$5.5
2017	4.4
2018	3.4
2019	2.6
2020	1.2
Thereafter	0.6
$17.7

Purchase Obligations

At January 31, 2015, the Company had $8.7 million of other non-cancelable contractual obligations, related to the purchase of goods and services not included in the table above.

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

Capital expenditures and property and equipment, net are assigned by geographic region based on the location of each legal entity.

	Years Ended January 31,
	2015	2014	2013
	(in thousands)
Revenue:
North America (1)	$129,693	$113,937	$109,388
EMEA	98,279	89,133	76,182
Asia Pacific	48,292	46,391	48,346
Latin America	18,837	16,850	18,256
	$295,101	$266,311	$252,172

Capital expenditures:
North America	$3,468	$2,440	$1,664
EMEA	482	1,224	1,071
Asia Pacific	576	1,029	264
Latin America	51	86	72
	$4,577	$4,779	$3,071

	January 31,
	2015	2014
	(in thousands)
Property and equipment, net:
North America	$27,967	$26,861
EMEA	3,617	4,677
Asia Pacific	1,455	1,394
Latin America	115	153
	$33,154	$33,085

(1)	Sales into Canada accounted for 2%, 2% and 3% of North America total revenue 2015, 2014 and 2013, respectively.

13. QUARTERLY INFORMATION (Unaudited)

	Quarters Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal 2015
Total revenue	$68,485	$73,050	$74,004	$79,562
Total costs and expenses	68,187	70,986	68,115	71,828
Gross margin	37,054	39,831	40,933	45,653
Operating income	298	2,064	5,889	7,734
Net (loss) income	(76)	985	5,090	6,947
Basic net (loss) income per share
Class A	$(0.01)	$0.06	$0.33	$0.44
Class B	(0.00)	0.05	0.27	0.37
Diluted net (loss) income per share
Class A	$(0.01)	$0.06	$0.31	$0.42
Class B	(0.00)	0.05	0.27	0.36
Fiscal 2014
Total revenue	$61,927	$65,194	$65,660	$73,530
Total costs and expenses	63,648	63,704	61,859	67,697
Gross margin	33,302	36,417	36,755	42,831
Operating (loss) income	(1,721)	1,490	3,801	5,833
Net ( loss) income	(1,263)	1,254	2,049	4,346
Basic net ( loss) income per share
Class A	$(0.08)	$0.08	$0.14	$0.29
Class B	(0.07)	0.07	0.11	0.24
Diluted net (loss) income per share
Class A	$(0.08)	$0.08	$0.13	$0.27
Class B	(0.07)	0.07	0.11	0.23

SCHEDULE II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Statements of Income	Write- Offs, Net of Recoveries	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2013
Allowance for bad debt	1,283	324	(131)	(2)	1,474
Allowance for sales returns	1,184	413	(548)	(13)	1,036
Total allowance for doubtful accounts	$2,467	$737	$(679)	$(15)	$2,510
Year ended January 31, 2014
Allowance for bad debt	1,474	72	(313)	(12)	1,221
Allowance for sales returns	1,036	982	(729)	(60)	1,229
Total allowance for doubtful accounts	$2,510	$1,054	$(1,042)	$(72)	$2,450
Year ended January 31, 2015
Allowance for bad debt	1,221	86	(39)	(74)	1,194
Allowance for sales returns	1,229	768	(574)	(93)	1,330
Total allowance for doubtful accounts	$2,450	$854	$(613)	$(167)	$2,524

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2015.

QAD Inc.

By:	/s/ Daniel Lender
Daniel Lender
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Pamela M. Lopker	Chairman of the Board, President	April 10, 2015
Pamela M. Lopker

/s/ Karl F. Lopker	Director, Chief Executive Officer	April 10, 2015
Karl F. Lopker	(Principal Executive Officer)

/s/ Daniel Lender	Executive Vice President,	April 10, 2015
Daniel Lender	Chief Financial Officer
(Principal Financial Officer)

/s/ Kara Bellamy	Sr. Vice President, Corporate Controller	April 10, 2015
Kara Bellamy	(Chief Accounting Officer)

/s/ Scott Adelson	Director	April 10, 2015
Scott Adelson

/s/ Peter R. van Cuylenburg	Director	April 10, 2015
Peter R. van Cuylenburg

/s/ Leslie Stretch	Director	April 10, 2015
Leslie Stretch

/s/ Lee Roberts	Director	April 10, 2015
Lee Roberts

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE

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
First Amendment to Credit Agreement between the Registrant and Rabobank, N.A. effective as of July 13, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 17, 2012)

10.8(d)
Second Amendment to Credit Agreement between the Registrant and Rabobank N.A. effective as of July 11, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 17, 2014)

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
Escrow Agreement between the Registrant and Midmark Investors, L.P. and Midmark Capital, L.P. and McCarter & English, LLP effective as of June 6, 2012 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012)

10.11
Share Purchase Agreement between the Registrant and the Shareholders of CEBOS, Ltd. effective as of December 28, 2012. (Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K filed on January 3, 2013)

10.12
Underwriting Agreement between the Registrant and Stifel, Nicolaus & Company effective as of January 15, 2015 ( Incorporated by reference to Exhibit 1.1of the Registrant’s form 8-K filed on January 16, 2015)

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