Form 10-Q
period 2015-04-30
QAD INC
filed 2015-06-08
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of May 31, 2015, there were 15,377,841 shares of the Registrant’s Class A common stock outstanding and 3,199,954 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30, 2015	January 31, 2015
Assets
Current assets:
Cash and equivalents	$130,864		$120,526
Accounts receivable, net of allowances of $2,720 and $2,524 at April 30, 2015 and January 31, 2015, respectively	51,222		78,887
Deferred tax assets, net	9,266		9,313
Other current assets	15,436		14,799
Total current assets	206,788		223,525
Property and equipment, net	33,240		33,154
Capitalized software costs, net	2,237		2,485
Goodwill	10,857		10,911
Deferred tax assets, net	10,063		9,680
Other assets, net	3,440		3,614
Total assets	$266,625		$283,369

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$409	$	$ 406
Accounts payable	8,281		12,872
Deferred revenue	91,408		102,721
Other current liabilities	26,866		35,765
Total current liabilities	126,964		151,764
Long-term debt	14,575		14,680
Other liabilities	4,764		5,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—		—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,602,512 shares and 16,152,405 shares at April 30, 2015 and January 31, 2015, respectively	17		16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,322 shares and 3,537,298 shares at April 30, 2015 and January 31, 2015, respectively	4		4
Additional paid-in capital	194,039		185,546
Treasury stock, at cost (1,562,678 shares and 1,609,958 shares at April 30, 2015 and January 31, 2015, respectively)	(22,178)		(22,977)
Accumulated deficit	(44,215)		(43,465)
Accumulated other comprehensive loss	(7,345)		(7,418)
Total stockholders’ equity	120,322		111,706
Total liabilities and stockholders’ equity	$266,625		$283,369

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Revenue:
License fees	$6,851	$6,652
Subscription fees	9,419	6,192
Maintenance and other	33,383	36,076
Professional services	19,612	19,565
Total revenue	69,265	68,485

Costs of revenue:
License fees	929	900
Subscription fees	5,064	3,786
Maintenance and other	7,777	8,170
Professional services	18,328	18,575
Total cost of revenue	32,098	31,431

Gross profit	37,167	37,054

Operating expenses:
Sales and marketing	17,145	16,477
Research and development	10,657	11,195
General and administrative	8,441	8,904
Amortization of intangibles from acquisitions	164	180
Total operating expenses	36,407	36,756

Operating income	760	298

Other expense (income):
Interest income	(57)	(57)
Interest expense	183	181
Other expense (income), net	(119)	226
Total other expense (income), net	7	350

Income (loss) before income taxes	753	(52)
Income tax expense	204	24

Net income (loss)	$549	$(76)

Basic net income (loss) per share
Class A	$0.03	$(0.01)
Class B	$0.03	$(0.00)
Diluted net income (loss) per share
Class A	$0.03	$(0.01)
Class B	$0.02	$(0.00)

Net income (loss)	$549	$(76)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	73	139
Total comprehensive income	$622	$63

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$549	$(76)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,454	1,419
Provision for doubtful accounts and sales adjustments	311	159
Stock compensation expense	1,306	876
Change in fair value of derivative instrument	(245)	46
Excess tax benefits from share-based payment arrangements	(151)	(143)
Other, net	—	12
Changes in assets and liabilities:
Accounts receivable	26,823	20,322
Other assets	(1,122)	(1,093)
Accounts payable	(4,456)	(3,314)
Deferred revenue	(11,157)	(8,073)
Other liabilities	(8,976)	(6,957)
Net cash provided by operating activities	4,336	3,178
Cash flows from investing activities:
Purchase of property and equipment	(1,140)	(570)
Capitalized software costs	(28)	(56)
Net cash used in investing activities	(1,168)	(626)
Cash flows from financing activities:
Repayments of debt	(102)	(97)
Tax payments, net of proceeds, related to stock awards	(391)	(577)
Payment of contingent liability associated with acquisitions	(750)	(471)
Excess tax benefits from share-based payment arrangements	151	143
Proceeds from issuance of common stock, net of issuance costs	8,365	—
Net cash provided by (used in) financing activities	7,273	(1,002)

Effect of exchange rates on cash and equivalents	(103)	691

Net increase in cash and equivalents	10,338	2,241

Cash and equivalents at beginning of period	120,526	75,984

Cash and equivalents at end of period	$130,864	$78,225

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$1,299	$1,103

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for the year ending January 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 will be effective for the Company’s fiscal year beginning February 1, 2017. On April 29, 2015, the FASB issued an exposure draft proposing a one-year deferral of the effective date for all entities. If approved, this exposure draft would make ASU 2014-09 effective for the Company’s fiscal year beginning February 1, 2018. Under the exposure draft, early adoption would be permitted for the Company’s fiscal year beginning February 1, 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2015	2014
	(in thousands except per share data)
Net income (loss)	$549	$(76)
Less: Dividends declared	(1,299)	(1,103)
Undistributed net loss	$(750)	$(1,179)

Net income (loss) per share – Class A Common Stock
Dividends declared	$1,107	$912
Allocation of undistributed net loss	(639)	(976)
Net income (loss) attributable to Class A common stock	$468	$(64)

Weighted average shares of Class A common stock outstanding—basic	15,262	12,628
Weighted average potential shares of Class A common stock	786	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	16,048	12,628

Basic net income (loss) per Class A common share	$0.03	$(0.01)
Diluted net income (loss) per Class A common share	$0.03	$(0.01)

Net income (loss) per share – Class B Common Stock
Dividends declared	$192	$191
Allocation of undistributed net loss	(111)	(203)
Net income (loss) attributable to Class B common stock	$81	$(12)

Weighted average shares of Class B common stock outstanding—basic	3,196	3,168
Weighted average potential shares of Class B common stock	83	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,279	3,168

Basic net income (loss) per Class B common share	$0.03	$(0.00)
Diluted net income (loss) per Class B common share	$0.02	$(0.00)

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

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Class A	326	2,778
Class B	60	371

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

•	Level 1 - Money market mutual funds are recorded at fair value based upon quoted market prices.

•	Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

•	Level 3 - The contingent liability associated with the acquisition of CEBOS is recorded at fair value based on significant inputs that are not observable in the market. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. As of January 31, 2015, there was one remaining future payment due April 2015 which consisted of a guaranteed payment of $0.3 million and $0.5 million contingent upon certain milestones. The maximum contingent liability of $0.8 million was paid in March, 2015.

Index
The following table sets forth the financial assets, measured at fair value, as of April 30, 2015 and January 31, 2015:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of April 30, 2015	$109,506
Money market mutual funds as of January 31, 2015	$98,294
Liability related to the interest rate swap as of April 30, 2015		$(381)
Liability related to the interest rate swap as of January 31, 2015		$(626)
Contingent liability associated with acquisitions as of April 30, 2015			$-
Contingent liability associated with acquisitions as of January 31, 2015			$(750)

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $21 million and $22 million as of April 30, 2015 and January 31, 2015, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the three months ended April 30, 2015.

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

The fair values of the derivative instrument at April 30, 2015 and January 31, 2015 were as follows (in thousands):

	(Liability) Derivative
		Fair Value
	Balance Sheet Location	April 30, 2015	January 31, 2015
Derivative instrument:
Interest rate swap	Other liabilities	$(381)	$(626)
Total		$(381)	$(626)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended April 30, 2015 and 2014 was $(245,000) and $46,000, respectively.

Index
4. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2015 and January 31, 2015 were as follows:

	April 30, 2015	January 31, 2015
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs (1)	1,099	1,206
	4,557	4,664
Less accumulated amortization	(2,320)	(2,179)
Capitalized software costs, net	$2,237	$2,485

(1)	Capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

Amortization of capitalized software costs was $0.3 million for each of the three months ended April 30, 2015 and 2014. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of April 30, 2015:

Fiscal Years	(in thousands)
2016 remaining	$797
2017	912
2018	521
2019	7
$2,237

5.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 30, 2015 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2015	$26,519	$(15,608)	$10,911
Impact of foreign currency translation	(54)	—	(54)
Balance at April 30, 2015	$26,465	$(15,608)	$10,857

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2015. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2014. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2015. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2015, that would cause the Company to test goodwill for impairment.

Index
Intangible Assets

	April 30, 2015	January 31, 2015
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,771	$2,793
Trade name	515	515
	3,286	3,308
Less: accumulated amortization	(1,712)	(1,558)
Net amortizable intangible assets	$1,574	$1,750

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of April 30, 2015, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.2 million for each of the first quarters of fiscal 2016 and 2015. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of April 30, 2015:

Fiscal Years	(in thousands)
2016 remaining	$495
2017	661
2018	418
$1,574

6.   DEBT

	April 30, 2015	January 31, 2015
	(in thousands)
Note payable	$14,984	$15,086
Less current maturities	(409)	(406)
Long-term debt	$14,575	$14,680

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.18% at April 30, 2015. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2015 was $15.0 million.

Index
Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At April 30, 2015, the effective borrowing rate would have been 0.93%.

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

As of April 30, 2015, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2015	$(7,418)
Other comprehensive income	73
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	73
Balance as of April 30, 2015	$(7,345)

During the first quarter of fiscal 2016 there were no reclassifications from accumulated other comprehensive loss.

8.  INCOME TAXES

The gross amount of unrecognized tax benefits was $1.9 million at April 30, 2015, including interest and penalties.  During the first quarter of fiscal 2015 the Company adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  As a result of adoption of ASU 2013-11, the Company reduced its unrecognized tax benefits by $1.4 million with an accompanying reduction of deferred tax assets by $1.4 million.  The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits and lapse in statute of limitations, an estimated $0.3 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2015, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

Index
The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for fiscal years ended March 31, 1998, 1999, 2009, 2010, 2012 and 2013
•	California for the fiscal year ended 2004
•	Minnesota for the fiscal years ended 2010, 2011, 2012, 2013

During the first quarter of fiscal year 2016, QAD India settled its audit for the fiscal year ended March 31, 2008.   No adjustments were made as a result of such settlements.

9.  STOCKHOLDERS’ EQUITY

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

Dividends

The following table sets forth the dividends that were declared by the Company during the first quarter of fiscal 2016:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
4/15/2015	4/29/2015	5/6/2015	$0.072	$0.06	$1,299,000

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2015.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Cost of subscription	$12	$8
Cost of maintenance and other revenue	46	29
Cost of professional services	119	87
Sales and marketing	261	127
Research and development	148	92
General and administrative	720	533
Total stock-based compensation expense	$1,306	$876

Index
SAR Information

The weighted average assumptions used to value SARs granted in the three months ended April 30, 2015 and 2014 are shown in the following table:

	Three Months Ended April 30,
	2015(5)	2014
Expected life in years (1)	—	3.75
Risk free interest rate (2)	—	1.14%
Volatility (3)	—	49%
Dividend rate (4)	—	2.44%

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for SARs that were fully vested and outstanding.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as the three months ending on April 30, 2015.

(5)	There were no SARs granted during the three months ended April 30, 2015.

The following table summarizes the activity for outstanding SARs for the three months ended April 30, 2015:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	2,499	$12.69
Granted	—	—
Exercised	(118)	11.00
Expired	(10)	14.76
Forfeited	—	—
Outstanding at April 30, 2015	2,371	$12.76	5.0	$26,123
Vested and expected to vest at April 30, 2015 (1)	2,359	$12.77	5.0	$25,978
Vested and exercisable at April 30, 2015	1,198	$10.48	4.0	$15,866

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2015, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on April 30, 2015. The total intrinsic value of SARs exercised in the three months ended April 30, 2015 was $1.5 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the quarter ended April 30, 2015, the Company withheld 15,600 shares for payment of these taxes at a value of $0.4 million.

At April 30, 2015, there was approximately $4.8 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Index
RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the three months ended April 30, 2015:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2015	503	$16.27
Granted	60	21.93
Released (1)	(2)	13.09
Forfeited	(5)	16.79
Restricted stock at April 30, 2015	556	$16.88

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2015, the Company withheld 600 shares for payment of these taxes at a value of $14,000.

Total unrecognized compensation cost related to RSUs was approximately $6.7 million as of April 30, 2015. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

11. DEFERRED REVENUES

Deferred revenues consisted of the following:

	April 30, 2015	January 31, 2015
	(in thousands)
Deferred maintenance revenue	$75,744	$86,381
Deferred subscription revenue	11,622	11,563
Deferred services revenue	2,621	2,813
Deferred license revenue	1,028	1,890
Deferred other revenue	393	74
Deferred revenues, current	91,408	102,721
Deferred revenues, non-current (in Other liabilities)	2,114	2,361
Total deferred revenues	$93,522	$105,082

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

Index
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

	Three Months Ended April 30,
	2015	2014
Revenue:	(in thousands)
North America (1)	$30,222	$29,139
EMEA	21,802	24,151
Asia Pacific	11,725	11,332
Latin America	5,516	3,863
	$69,265	$68,485

(1)	Sales into Canada accounted for 2% of North America total revenue in each of the three months ended April 30, 2015 and 2014.

Index
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2015, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for bad debt and sales returns; c) capitalized software development costs; d) impairment assessments on goodwill and intangible assets; e) business combinations; f) valuation of deferred tax assets and tax contingency reserves; and g) stock-based compensation are further discussed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Index
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

We have four principal sources of revenue:

·	License purchases of our Enterprise Applications;

·	Subscription of our Enterprise Applications through our cloud offering in a Software as a Service (“SaaS”) model as well as other hosted Internet applications;

·	Maintenance and support, including technical support, training materials, product enhancements and upgrades;

·	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first quarter of fiscal 2016, approximately 44% of our total revenue was generated in North America, 31% in EMEA, 17% in Asia Pacific and 8% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2015, we employed approximately 1,670 employees worldwide, of which 630 employees were based in North America, 500 employees in EMEA, 460 employees in Asia Pacific and 80 employees in Latin America.

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

Our business model is evolving. We continue to assess current business offerings and introduce more flexible license and service offerings in the cloud which have ratable revenue streams. The accounting impact of these cloud offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for more predictable revenue over time, while correspondingly reducing our up-front perpetual license revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility in how customers gain access to and pay for our products. We expect this business model transition will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time.

We remain diligent about managing our expenditures while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Index
OVERVIEW OF THE FISCAL 2016 FIRST QUARTER

A significant portion of our business is conducted in currencies other than the U.S. dollar, particularly the euro.  We operate in several geographical regions as described in Note 13 “Business Segment Information” within the Notes to Condensed Consolidated Financial Statements. In the first quarter of fiscal 2016, approximately 56% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results. In the table below, we present the change based on actual results in reported currency and in constant currency.

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$69,265	$68,485	$6,148	$(5,368)	$780
Cost of revenue	32,098	31,431	(2,815)	2,148	(667)
Gross profit	37,167	37,054	3,333	(3,220)	113
Operating expenses	36,407	36,756	(1,691)	2,040	349
Income from operations	$760	$298	$1,642	$(1,180)	$462

Operating Results. Our first quarter results were significantly impacted by foreign currency fluctuations. Total revenue for the first quarter of fiscal 2016 increased by 1%, to $69.3 million, when compared to the same period last year. Currency had an adverse impact on total revenue of $5.4 million. On a constant currency basis, total revenue increased by $6.1 million, or 10%. The primary driver of our revenue growth was subscription revenue due to our cloud offering.

While the impact of currency changes negatively affected our revenue, it also reduced our expenses. Total cost of revenue increased by 10% on a constant currency basis, but after taking into account currency fluctuations, cost of revenue increased only 2%, to $32.1 million, when compared to the same period last year. Similarly, operating expenses on a constant currency basis increased by 5%, but after the impact of currency, operating expenses decreased by 1% to $36.4 million. The net unfavorable impact of currency fluctuations on our income from operations was $1.2 million.

License Revenue. License revenue is primarily derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In the first quarter of fiscal 2016, license revenue increased by 3% to $6.9 million when compared to the same period last year. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence (“VSOE”) requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

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

Subscription Revenue. Growing our cloud solution and offering our products as SaaS continues to be a key strategic and growth initiative for us. In the first quarter of fiscal 2016, subscription revenue increased by 52% to $9.4 million compared to the prior year period. Our cloud customers include a mix of existing customers who have converted from our on-premise model and new user implementations of our cloud solution. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In the first quarter of fiscal 2016 maintenance revenue was significantly impacted by unfavorable foreign currency movements. As a result, maintenance revenue decreased by 8% to $33.3 million when compared to the same period last year. The decrease in maintenance revenue was due to an adverse currency impact of $2.7 million. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; (5) adjustments to revenue as a result of revenue recognition rules; and (6) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months. As we focus on our cloud sales we may experience a corresponding negative effect on maintenance revenue. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

Professional Services Revenue. Our services business consists of professional services, including consulting and training related to our solutions. In the first quarter of fiscal 2016, our services revenue remained relatively flat at $19.6 million when compared to the same period last year. On a constant currency basis professional services revenue increased by $1.8 million offset by an adverse currency impact of $1.8 million. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues. In fiscal 2016 we expect services revenue will grow in relation to overall revenue growth on a constant currency basis because growth in license and subscription revenue typically generates more services projects. Services revenue may be impacted by currency fluctuations; however, since we generally use local resources our costs are also impacted by similar currency fluctuations, providing a natural hedge. As a result, our margins tend to remain consistent.

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

Index
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

Cash Flow and Financial Condition.  In fiscal 2015, we successfully closed a public offering of 2 million shares of our Class A stock resulting in net cash received of $37.0 million after underwriting discounts and commissions and offering expenses. In the first quarter of fiscal 2016 the offering underwriters exercised in full an option to purchase additional shares. As a result, a further 450,000 shares of Class A common stock were issued generating approximately $8.4 million in additional net proceeds. We also generated cash flow from operating activities of $4.3 million during the first quarter of fiscal 2016.

Our cash and equivalents at April 30, 2015 totaled $130.9 million, with the only debt on our balance sheet of $15.0 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity related transactions.

In fiscal 2016, we anticipate that our priorities for use of cash will be growing our cloud business in addition to developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery and technology direction. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2016.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$6,851	$6,652	$825	$(626)	$199	3%
Percentage of total revenue	10%	10%
Subscription fees	9,419	6,192	3,434	(207)	3,227	52%
Percentage of total revenue	14%	9%
Maintenance and other	33,383	36,076	55	(2,748)	(2,693)	-7%
Percentage of total revenue	48%	53%
Professional services	19,612	19,565	1,834	(1,787)	47	0%
Percentage of total revenue	28%	28%
Total revenue	$69,265	$68,485	$6,148	$(5,368)	$780	1%

Index
Total Revenue. On a constant currency basis, total revenue was $69.3 million and $63.2 million for the first quarter of fiscal 2016 and 2015, respectively, representing a $6.1 million, or 10%, increase from the same period last year. When comparing categories within total revenue at constant rates, our results for the first quarter of fiscal 2016 included increases in all revenue categories except for maintenance and other revenue which was flat. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Revenue outside the North America region as a percentage of total revenue was 56% and 57% for the first quarter of fiscal 2016 and fiscal 2015, respectively. On a constant currency basis, total revenue increased in all regions during fiscal 2016 when compared to the same period last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the first quarter of fiscal 2016 was approximately 30% in automotive, 22% in consumer products and food and beverage, 33% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for the first quarter of fiscal 2015 was approximately 29% in automotive, 23% in consumer products and food and beverage, 33% in high technology and industrial products and 15% in life sciences.

License Revenue. On a constant currency basis, license revenue was $6.9 million and $6.1 million for the first quarter of fiscal 2016 and 2015, respectively, representing a $0.8 million, or 13%, increase from the same period last year. License revenue increased in our North America and Latin America regions and decreased in our EMEA and Asia Pacific regions during the first quarter of fiscal 2016 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2016, five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first quarter of fiscal 2015 in which two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

Subscription Revenue. On a constant currency basis, subscription revenue was $9.4 million and $6.0 million for the first quarter of fiscal 2016 and 2015, respectively, representing a $3.4 million, or 57%, increase from the same period last year. Subscription revenue increased across all regions during the first quarter of fiscal 2016 when compared to the same period last year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 80% of total subscription revenue in each of the first quarters of fiscal 2016 and 2015. QAD Cloud ERP revenue consists of new customers, QAD customers converting from on-premise and additional users and modules purchased from our existing cloud customers. In the first quarter of fiscal 2016 our North America region generated approximately 57% of our global cloud revenue while our Asia Pacific, EMEA and Latin America regions generated approximately 12%, 13% and 18%, respectively. During this period we recognized $0.9 million of subscription revenue in our Latin America region related to one customer where we had deferred revenue in previous periods related to a complex implementation. We recognized the revenue once the implementation and rollout of their users was completed and we received confirmation from the customer that the local requirements were being met by the service offering. Excluding the one-time recognition, on a constant currency basis subscription revenue growth would have been 41%. In the first quarter of fiscal 2015 our North America region generated approximately 67% of our global cloud revenue while our Asia Pacific, EMEA and Latin America regions generated approximately 12%, 11% and 10%, respectively. Cloud revenue by industry for the first quarter of fiscal 2016 was approximately 48% in automotive, 15% in consumer products and food and beverage, 15% in high technology and industrial products and 22% in life sciences. In comparison, cloud revenue by industry for the first quarter of fiscal 2015 was approximately 44% in automotive, 20% in consumer products and food and beverage, 13% in high technology and industrial products and 23% in life sciences. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $33.4 million and $33.3 million for the first quarter of fiscal 2016 and 2015, respectively, representing a $0.1 million increase compared to the same period last year. Maintenance and other revenue increased in our EMEA and Latin America regions, remained relatively flat in our Asia Pacific region and decreased in our North America region during the first quarter of fiscal 2016 when compared to the same period last year. The increase in maintenance and other revenue was primarily attributable to license revenue growth partially offset by the impact of customers converting to QAD Cloud ERP and customer cancellations. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

Index
We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the first quarters of both fiscal 2016 and 2015. We monitor our deferred maintenance revenue balance on a constant currency basis in order to gauge the health of our recurring revenue and track customer conversions from maintenance to subscription revenue.  Our deferred maintenance revenue was $75.7 million as of April 30, 2015 compared to $81.8 million as of April 30, 2014.  Deferred maintenance revenue was negatively impacted by foreign currency changes, particularly due to the changes in the euro compared to the U.S. dollar.  On a constant currency basis, deferred maintenance revenue would have been $5.8 million higher as of April 30, 2015, or $81.5 million.

Products are generally shipped as orders are received or within a short period thereafter. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively low amount of subscription sales, we believe that our backlog as of any particular date is not currently significant. Our total short-term deferred revenue as of April 30, 2015 was $91.4 million, of which $75.7 million was related to deferred maintenance and will be recognized over the period of the maintenance support. Deferred subscriptions totaled $11.6 million primarily related to hosting and cloud services we will provide over periods up to the next twelve months. Deferred services totaled $2.6 million and represents prepayments for our professional services where revenues for these services are recognized as we complete the performance obligations as well as services already provided but deferred due to U.S. GAAP revenue recognition rules. The remaining short-term deferred revenue balance as of April 30, 2015 of $1.5 million primarily relates to deferred licenses where the majority of the balance is deferred due to U.S. GAAP revenue recognition rules.

Professional Services Revenue. On a constant currency basis, professional services revenue was $19.6 million and $17.8 million for the first quarter of fiscal 2016 and 2015, respectively, representing a $1.8 million, or 10%, increase compared to the same period last year. Professional services revenue increased in our EMEA, Asia Pacific and Latin America regions and decreased in our North America region during the first quarter of fiscal 2016 when compared to the same period last year. The increase in professional services revenue period over period can be attributed to a higher number of engagements, which we believe was a result of more implementation or upgrade projects generated by increased cloud subscriptions and license sales.

Cost of Revenue

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$929	$900	$(37)	$8	$(29)	-3%
Cost of subscription	5,064	3,786	(1,350)	72	(1,278)	-34%
Cost of maintenance and other	7,777	8,170	(15)	408	393	5%
Cost of professional services	18,328	18,575	(1,413)	1,660	247	1%
Total cost of revenue	$32,098	$31,431	$(2,815)	$2,148	$(667)	-2%
Percentage of revenue	46%	46%

Index
Cost of license fees includes license royalties, amortization of capitalized software costs and fulfillment. Cost of subscription includes salaries, benefits and bonuses of our cloud operations group, located in the United States and India; stock-based compensation for those employees; hardware and hosting costs; royalties; professional fees; travel expense; and an allocation of information technology and facilities costs. Cost of maintenance and other includes salaries, benefits and bonuses of our support group located around the world; stock-based compensation for those employees; travel expense; professional fees; fulfillment; and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits and bonuses of employees fulfilling service contracts; stock-based compensation for those employees; third-party contractor expense; travel expense for services employees; and an allocation of information technology and facilities costs.

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $32.1 million and $29.3 million for the first quarter of fiscal 2016 and 2015, respectively, and as a percentage of total revenue was 46% for each of the first quarters of fiscal 2016 and 2015. The non-currency related increase in cost of revenue of $2.8 million, or 10%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to higher personnel expenses and hosting costs associated with higher subscription revenue and higher personnel expenses associated with higher services revenue.

Cost of License Fees.  On a constant currency basis, cost of license fees was $0.9 million for each of the first quarters of fiscal 2016 and 2015. Cost of license fees as a percentage of license revenue was 14% for the first quarters of both fiscal 2016 and 2015.

Cost of Subscription. On a constant currency basis, cost of subscription was $5.1 million and $3.7 million for the first quarter of fiscal 2016 and 2015, respectively, representing an increase of $1.4 million, or 38%. The non-currency related increase in cost of subscription of $1.4 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to higher salaries and related costs of $0.7 million as a result of higher headcount of approximately 24 people, higher hosting costs of $0.4 million and higher information technology and facilities allocated costs of $0.2 million. We expect to continue investing in our cloud business and, as a result, we expect costs will continue to increase and margins may be impacted. Cost of subscription as a percentage of subscription revenue was 54% and 61% in the first quarter of fiscal 2016 and 2015, respectively. Excluding the one-time $0.9 million subscription recognition, cost of subscription as a percentage of subscription revenue would have been 59% for the first quarter of fiscal 2016.

Cost of Maintenance and Other.  On a constant currency basis, cost of maintenance and other was $7.8 million in each of the first quarters of fiscal 2016 and 2015. Cost of maintenance and other as a percentage of maintenance and other revenue was 23% for each of the first quarters of fiscal 2016 and 2015.

Cost of Professional Services.  On a constant currency basis, cost of professional services was $18.3 million and $16.9 million for the first quarter of fiscal 2016 and 2015, respectively, representing an increase of $1.4 million, or 8%. The non-currency related increase in cost of professional services of $1.4 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was due primarily to higher salaries and related costs of $1.2 million as a result of higher headcount of approximately 41 people and higher travel expense of $0.2 million, partially offset by lower third-party contractor costs of $0.2 million. Cost of professional services as a percentage of professional services revenues was 93% and 95% for the first quarter of fiscal 2016 and 2015, respectively.

Sales and Marketing

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$17,145	$16,477	$(1,773)	$1,105	$(668)	-4%
Percentage of revenue	25%	24%

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

On a constant currency basis, sales and marketing expense was $17.1 million and $15.3 million for the first quarter of fiscal 2016 and 2015, respectively, representing an increase of $1.8 million, or 12%. The non-currency related increase in sales and marketing expense of $1.8 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to higher salaries and related costs of $0.7 million as a result of higher headcount of approximately 20 people, higher sales agent fees of $0.3 million, higher travel expense of $0.3 million, higher professional fees of $0.2 million and higher information technology and facilities allocated costs of $0.2 million.

Research and Development

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$10,657	$11,195	$(54)	$592	$538	5%
Percentage of revenue	16%	17%

Research and development is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation, training and travel expense for research and development employees and professional services, such as fees paid to software development firms and independent contractors. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by reimbursements from joint development projects. As part of our vertical focus we regularly seek joint development arrangements with our customers in order to enhance specific functionality and industry experience, although the number and size of joint development arrangements may fluctuate.

On a constant currency basis, research and development expense was $10.7 million and $10.6 million for the first quarter of fiscal 2016 and 2015, respectively, representing an increase of $0.1 million. Expense categories within research and development expense remained relatively consistent.

General and Administrative

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$8,441	$8,904	$136	$327	$463	5%
Percentage of revenue	12%	13%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

Index
On a constant currency basis, general and administrative expense was $8.4 million and $8.5 million for the first quarter of fiscal 2016 and 2015, respectively, representing a decrease of $0.1 million, or 1%. The non-currency related decrease in general and administrative expense of $0.1 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to lower costs associated with an internal systems upgrade of $0.2 million and lower professional fees of $0.1 million partially offset by higher stock compensation of $0.2 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million for the first quarters of both fiscal 2016 and 2015. Amortization expense in each of the first quarters of fiscal 2016 and 2015 was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2015	$	%	April 30, 2014
(in thousands)
Other (income) expense
Interest income	$(57)	$-	0%	$(57)
Interest expense	183	2	1%	181
Other (income) expense, net	(119)	(345)	-153%	226
Total other (income) expense, net	$7	$(343)	-98%	$350
Percentage of revenue	0%			0%

Net other expense (income) was breakeven and $0.4 million for the first quarter of fiscal 2016 and fiscal 2015, respectively. The decrease in net other expense was primarily due to the change in the fair market value of the interest rate swap associated with the mortgage on our headquarters.

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

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2015	$	%	April 30, 2014
(in thousands)
Income tax expense	$204	$180	750%	$24
Percentage of revenue	0%			0%
Effective tax rate	27%			(46)%

We recorded income tax expense of $204,000 and $24,000 in the first quarter of fiscal 2016 and fiscal 2015, respectively. Our effective tax rate increased to 27% for the first quarter of fiscal 2016 compared to (46)% for the same period in the prior year.  The difference in rates is primarily due to higher book income in the first quarter of fiscal 2016 compared to a loss in the first quarter of fiscal 2015 as well as a lower estimated annual effective tax rate for fiscal 2016. Discrete items had minimal impact on our fiscal 2016 first quarter effective tax rate whereas these items had a more significant impact on our effective tax rate during the same period of the prior year.

Index
The expiration of the federal research and development tax credit and the look-through treatment of related party payments increased our effective tax rate during the first quarter of fiscal 2016. These provisions if reinstated will decrease our effective tax rate by approximately five percent.

We continue to benefit from operating in foreign locations, such as Ireland, due to the lower statutory income tax rate relative to the U.S. federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

Our estimated annual effective tax rate (“blended rate”) for fiscal 2016 decreased to 27% from 40% for fiscal 2015. The decrease was primarily due to a decrease in forecasted non-deductible expenses, a decrease in forecasted valuation allowance movement and additional tax benefits from our foreign operational structure.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share each meet the definition of a non-GAAP financial measure.

We define the non-GAAP measures as follows:
•	Non-GAAP adjusted EBITDA - EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization. Non-GAAP adjusted EBITDA is EBITDA less stock-based compensation expense and the change in the fair value of the interest rate swap.
•	Non-GAAP adjusted EBITDA margins - Calculated by dividing non-GAAP adjusted EBITDA by total revenue.
•	Non-GAAP net income - GAAP net income before stock-based compensation expense, amortization of purchased intangible assets, the change in fair value of the interest rate swap and certain income tax adjustments.
•	Non-GAAP earnings per diluted share - Non-GAAP net income allocated to Class A and Class B shares divided by the weighted average diluted shares outstanding of each class.

QAD’s management uses non-GAAP measures internally to evaluate the business and believes that presenting non-GAAP measures provides useful information to investors regarding the underlying business trends and performance of our ongoing operations as well as useful metrics for monitoring our performance and evaluating it against industry peers. The non-GAAP financial measures presented should be used in addition to, and in conjunction with, results presented in accordance with GAAP, and should not be relied upon to the exclusion of GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure in evaluating the QAD.

QAD non-GAAP measures reflect adjustments based on the following items:

EBITDA: We report EBITDA as a non-GAAP metric by excluding the effect of income tax expense, depreciation and amortization from net income because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe providing an EBITDA calculation is a useful comparison of our operating results to the operating results of our peers.

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

Index
Amortization of purchased intangibles: We amortize purchased intangibles in connection with our acquisitions. We have excluded the effect of amortization of purchased intangibles which includes purchased technology, customer relationships, trade names and other intangibles from non-GAAP net income and non-GAAP earnings per diluted share calculations, because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe excluding amortization of purchased intangibles provides a useful comparison of our operating results to the operating results of our peers.

Change in fair value of the interest rate swap: We entered into an interest rate swap to mitigate our exposure to the variability of one month LIBOR for the floating rate debt related to the mortgage of our headquarters. We have excluded the gain/loss adjustments to record the interest rate swap at fair value from non-GAAP net income and non-GAAP earnings per diluted share calculations. We believe that these fluctuations are not indicative of our operational costs or meaningful in evaluating comparative period results because we currently have no intention of exiting the debt agreement early; and therefore over the life of the debt the sum of the fair value adjustments will be $0.

Income tax adjustments: Beginning in fiscal 2016, we began to compute and utilize a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisition-related costs, since each of these can vary in size and frequency. When projecting the long-term rate we evaluated four years of historical and expected results excluding the impact of the following non-cash items: stock-based compensation expense, amortization of purchased intangibles and the change in fair value of the interest rate swap. The projected rate assumes no new acquisitions and takes into account other factors including our current operational structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate is 25%. We intend to re-evaluate this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. This long-term rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix, acquisition activity or fundamental tax law changes in major jurisdictions where we operate.

Index
Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share to the most comparable GAAP measures for the three months ended April 30, 2015 and 2014 are as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2015	2014
Total revenue	$69,265	$68,485

Net income (loss)	549	(76)
Add back:
Net interest expense	126	124
Depreciation	999	924
Amortization	452	492
Income taxes	204	24
EBITDA	$2,330	$1,488
Add back:
Non-cash stock-based compensation	1,306	876
Change in fair value of interest rate swap	(245)	46
Adjusted EBITDA	$3,391	$2,410
Adjusted EBITDA margin	5%	4%

Non-GAAP net income reconciliation
Net income (loss)	$549	$(76)
Add back:
Non-cash stock-based compensation	1,306	876
Amortization of purchased intangible assets	344	378
Change in fair value of interest rate swap	(245)	46
Income tax adjustments	(351)	(325)
Non-GAAP net income	$1,603	$899

Non-GAAP earnings per diluted Class A share reconciliation
Earnings (loss) per diluted Class A share	$0.03	$(0.01)
Add back:
Non-cash stock-based compensation	0.07	0.06
Amortization of purchased intangible assets	0.02	0.03
Change in fair value of interest rate swap	(0.01)	(0.00)
Income tax adjustments	(0.02)	(0.02)
Non-GAAP earnings per diluted Class A share	$0.09	$0.06

Shares used in computing earnings per diluted Class A share	16,048	12,628

Non-GAAP earnings per diluted Class B share reconciliation
Earnings (loss) per diluted Class B share	$0.02	$(0.00)
Add back:
Non-cash stock-based compensation	0.06	0.05
Amortization of purchased intangible assets	0.02	0.02
Change in fair value of interest rate swap	(0.01)	0.00
Income tax adjustments	(0.02)	(0.02)
Non-GAAP earnings per diluted Class B share	$0.07	$0.05

Shares used in computing earnings per diluted Class B share	3,279	3,168

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

At April 30, 2015, our principal sources of liquidity were cash and equivalents totaling $130.9 million and net accounts receivable of $51.2 million. During fiscal 2015 we closed an offering of 2,000,000 shares of Class A common stock. The net proceeds to us from the sale of the stock were $37.0 million after deducting underwriting discounts and commissions and offering expenses. Subsequent to year end, we closed an additional offering of 450,000 shares of Class A common stock with net proceeds to us of $8.4 million after offering expenses. At April 30, 2015, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 90% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2015.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2015 the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was approximately 60% as of April 30, 2015 and 57% as of January 31, 2015. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

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

The following table summarizes our cash flows for the three months ended April 30, 2015 and 2014, respectively.

(in thousands)	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014
Net cash provided by operating activities	$4,336	$3,178
Net cash used in investing activities	(1,168)	(626)
Net cash provided by (used in) financing activities	7,273	(1,002)
Effect of foreign exchange rates on cash and equivalents	(103)	691
Net increase in cash and equivalents	$10,338	$2,241

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities was $4.3 million for the first quarter of fiscal 2016 compared to $3.2 million for the first quarter of fiscal 2015. The increase in net cash flows provided by operating activities was primarily attributable to the positive effect of changes in accounts receivable, partially offset by the negative impact of changes in deferred revenue, other liabilities and accounts payable. In addition, net income increased by $0.6 million.

Net cash used in investing activities consisted primarily of capital expenditures of $1.1 million for the first quarter of fiscal 2016 compared to $0.6 million for the first quarter of fiscal 2015. Capital expenditures in the first quarter of fiscal 2016 primarily consisted of computer equipment, leasehold improvements and capitalized software related to our internal ERP system upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

There were no dividend payments during the first quarter of fiscal 2016 or 2015 due to the timing of declaration, record and payment dates. We expect to make four payments of dividends during fiscal 2016, as we did during fiscal 2015. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

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

DSO under the countback method was 73 days and 65 days at April 30, 2015 and 2014, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 67 days and 68 days at April 30, 2015 and 2014, respectively. The increase in the countback method DSO for the first quarter of fiscal 2016 when compared to the first quarter of fiscal 2015 was primarily in our North America region due to larger deals signed in last year’s fourth quarter. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2015 and the quality of our receivables remains good.

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

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2015 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015. During the quarter ended April 30, 2015 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At April 30, 2015, the effective borrowing rate would have been 0.93%.

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

Index
As of April 30, 2015, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.18% at April 30, 2015. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2015 was $15.0 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016 due primarily to the volatility of the euro in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real and British pound. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of April 30, 2015.

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

For each the three months ended April 30, 2015 and 2014, approximately 55% of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 45% for each of the three months ended April 30, 2015 and 2014. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 110%.

For each of the three months ended April 30, 2015 and 2014, foreign currency transaction and remeasurement losses totaled $0.2 million, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.3 million.

Index
These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates from the 2015 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of April 30, 2015 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2015 rates would cause a $0.2 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.
(Registrant)

Date: June 5, 2015	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)