Form 10-Q
period 2015-07-31
QAD INC
filed 2015-09-04
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of August 31, 2015, there were 15,553,704 shares of the Registrant’s Class A common stock outstanding and 3,202,526 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 31, 2015	January 31, 2015
Assets
Current assets:
Cash and equivalents	$130,085		$120,526
Accounts receivable, net of allowances of $2,708 and $2,524 at July 31, 2015 and January 31, 2015, respectively	45,957		78,887
Deferred tax assets, net	8,937		9,313
Other current assets	14,617		14,799
Total current assets	199,596		223,525
Property and equipment, net	32,685		33,154
Capitalized software costs, net	1,973		2,485
Goodwill	10,722		10,911
Deferred tax assets, net	10,298		9,680
Other assets, net	3,160		3,614
Total assets	$258,434		$283,369

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$413	$	$ 406
Accounts payable	8,047		12,872
Deferred revenue	82,505		102,721
Other current liabilities	27,237		35,765
Total current liabilities	118,202		151,764
Long-term debt	14,469		14,680
Other liabilities	4,200		5,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—		—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,603,729 shares and 16,152,405 shares at July 31, 2015 and January 31, 2015, respectively	17		16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,326 shares and 3,537,298 shares at July 31, 2015 and January 31, 2015, respectively	4		4
Additional paid-in capital	192,800		185,546
Treasury stock, at cost (1,394,152 shares and 1,609,958 shares at July 31, 2015 and January 31, 2015, respectively)	(19,220)		(22,977)
Accumulated deficit	(43,948)		(43,465)
Accumulated other comprehensive loss	(8,090)		(7,418)
Total stockholders’ equity	121,563		111,706
Total liabilities and stockholders’ equity	$258,434		$283,369

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014

Revenue:
License fees	$8,560	$8,963	$15,411	$15,615
Subscription fees	9,145	6,442	18,564	12,634
Maintenance and other	33,833	36,120	67,216	72,196
Professional services	19,753	21,525	39,365	41,090
Total revenue	71,291	73,050	140,556	141,535

Costs of revenue:
License fees	972	1,153	1,901	2,053
Subscription fees	5,162	4,212	10,226	7,998
Maintenance and other	7,907	8,253	15,684	16,423
Professional services	18,587	19,601	36,915	38,176
Total cost of revenue	32,628	33,219	64,726	64,650

Gross profit	38,663	39,831	75,830	76,885

Operating expenses:
Sales and marketing	16,982	17,421	34,127	33,898
Research and development	10,590	10,902	21,247	22,097
General and administrative	8,602	9,265	17,043	18,169
Amortization of intangibles from acquisitions	166	179	330	359
Total operating expenses	36,340	37,767	72,747	74,523

Operating income	2,323	2,064	3,083	2,362

Other (income) expense:
Interest income	(87)	(56)	(144)	(113)
Interest expense	190	232	373	413
Other (income) expense, net	(413)	(118)	(532)	108
Total other (income) expense	(310)	58	(303)	408

Income before income taxes	2,633	2,006	3,386	1,954
Income tax expense	1,002	1,021	1,206	1,045

Net income	$1,631	$985	$2,180	$909

Basic net income per share
Class A	$0.09	$0.06	$0.12	$0.06
Class B	$0.08	$0.05	$0.10	$0.05
Diluted net income per share
Class A	$0.09	$0.06	$0.12	$0.06
Class B	$0.07	$0.05	$0.10	$0.05

Net income
Other comprehensive income, net of tax:	$1,631	$985	$2,180	$909
Foreign currency translation adjustment	(745)	(346)	(672)	(207)
Total comprehensive income	$886	$639	$1,508	$702

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2015	2014

Cash flows from operating activities:
Net income	$2,180	$909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,887	2,841
Provision for doubtful accounts and sales adjustments	432	204
Stock compensation expense	3,737	2,585
Change in fair value of derivative instrument	(351)	107
Excess tax benefits from share-based payment arrangements	(1,078)	(133)
Other, net	—	32
Changes in assets and liabilities:
Accounts receivable	31,283	18,476
Other assets	748	(252)
Accounts payable	(4,474)	(1,835)
Deferred revenue	(19,184)	(13,414)
Other liabilities	(7,023)	(4,055)
Net cash provided by operating activities	9,157	5,465
Cash flows from investing activities:
Purchase of property and equipment	(1,653)	(1,473)
Capitalized software costs	(39)	(123)
Net cash used in investing activities	(1,692)	(1,596)
Cash flows from financing activities:
Repayments of debt	(204)	(194)
Tax payments, net of proceeds, related to stock awards	(2,165)	(2,247)
Payment of contingent liability associated with acquisitions	(750)	(471)
Excess tax benefits from share-based payment arrangements	1,078	133
Proceeds from issuance of common stock, net of issuance costs	8,365	—
Cash dividends paid	(2,609)	(2,216)
Net cash provided by (used in) financing activities	3,715	(4,995)

Effect of exchange rates on cash and equivalents	(1,621)	481

Net increase (decrease) in cash and equivalents	9,559	(645)

Cash and equivalents at beginning of period	120,526	75,984

Cash and equivalents at end of period	$130,085	$75,339

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2015 are not necessarily indicative of the results to be expected for the year ending January 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 will be effective for the Company’s fiscal year beginning February 1, 2018. Early adoption is permitted for the Company’s fiscal year beginning February 1, 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Index
2.	COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$1,631	$985	$2,180	$909
Less: Dividends declared	(1,310)	(1,113)	(2,609)	(2,216)
Undistributed net income (loss)	$321	$(128)	$(429)	$(1,307)

Net income per share – Class A Common Stock
Dividends declared	$1,118	$922	$2,225	$1,835
Allocation of undistributed net income (loss)	274	(106)	(365)	(1,081)
Net income attributable to Class A common stock	$1,392	$816	$1,860	$754

Weighted average shares of Class A common stock outstanding—basic	15,467	12,768	15,367	12,700
Weighted average potential shares of Class A common stock	794	737	793	772
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	16,261	13,505	16,160	13,472

Basic net income per Class A common share	$0.09	$0.06	$0.12	$0.06
Diluted net income per Class A common share	$0.09	$0.06	$0.12	$0.06

Net income per share – Class B Common Stock
Dividends declared	$192	$191	$384	$381
Allocation of undistributed net income (loss)	47	(22)	(64)	(226)
Net income attributable to Class B common stock	$239	$169	$320	$155

Weighted average shares of Class B common stock outstanding—basic	3,201	3,181	3,198	3,175
Weighted average potential shares of Class B common stock	83	92	84	98
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,284	3,273	3,282	3,273

Basic net income per Class B common share	$0.08	$0.05	$0.10	$0.05
Diluted net income per Class B common share	$0.07	$0.05	$0.10	$0.05

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Class A	504	312	478	159
Class B	95	40	78	24

Index
3.	FAIR VALUE MEASUREMENTS

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

·	Level 1 - Money market mutual funds are recorded at fair value based upon quoted market prices.

·	Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

·	Level 3 - The contingent liability associated with the acquisition of CEBOS is recorded at fair value based on significant inputs that are not observable in the market. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. As of January 31, 2015, there was one remaining future payment due April 2015 which consisted of a guaranteed payment of $0.3 million and $0.5 million contingent upon certain milestones. The maximum contingent liability of $0.8 million was paid in March 2015.

The following table sets forth the financial assets, measured at fair value, as of July 31, 2015 and January 31, 2015:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of July 31, 2015	$110,476
Money market mutual funds as of January 31, 2015	$98,294
Liability related to the interest rate swap as of July 31, 2015		$(275)
Liability related to the interest rate swap as of January 31, 2015		$(626)
Contingent liability associated with acquisitions as of July 31, 2015			$-
Contingent liability associated with acquisitions as of January 31, 2015			$(750)

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $20 million and $22 million as of July 31, 2015 and January 31, 2015, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the six months ended July 31, 2015.

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

The fair values of the derivative instrument at July 31, 2015 and January 31, 2015 were as follows (in thousands):

	(Liability) Derivative
		Fair Value
	Balance Sheet Location	July 31, 2015	January 31, 2015
Derivative instrument:
Interest rate swap	Other liabilities	$(275)	$(626)
Total		$(275)	$(626)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended July 31, 2015 and 2014 was $351,000 and $(107,000), respectively.

4.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2015 and January 31, 2015 were as follows:

	July 31, 2015	January 31, 2015
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs (1)	1,067	1,206
	4,525	4,664
Less accumulated amortization	(2,552)	(2,179)
Capitalized software costs, net	$1,973	$2,485

(1)	Capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

Amortization of capitalized software costs was $0.5 million and $0.6 million for the six months ended July 31, 2015 and 2014, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of July 31, 2015:

Fiscal Years	(in thousands)
2016 remaining	$524
2017	917
2018	525
2019	7
$1,973

Index
5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2015 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2015	$26,519	$(15,608)	$10,911
Impact of foreign currency translation	(189)	—	(189)
Balance at July 31, 2015	$26,330	$(15,608)	$10,722

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2015. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2014. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2015. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2015, that would cause the Company to test goodwill for impairment.

Intangible Assets

	July 31, 2015	January 31, 2015
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,749	$2,793
Trade name	515	515
	3,264	3,308
Less: accumulated amortization	(1,863)	(1,558)
Net amortizable intangible assets	$1,401	$1,750

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2015, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.3 million and $0.4 million for the six months ended July 31, 2015 and 2014, respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of July 31, 2015:

Fiscal Years	(in thousands)
2016 remaining	$328
2017	656
2018	417
$1,401

Index
6.	DEBT

	July 31, 2015	January 31, 2015
	(in thousands)
Note payable	$14,882	$15,086
Less current maturities	(413)	(406)
Long-term debt	$14,469	$14,680

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.19% at July 31, 2015. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2015 was $14.9 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At July 31, 2015, the effective borrowing rate would have been 0.94%.

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

As of July 31, 2015, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2015	$(7,418)
Other comprehensive income	(672)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	(672)
Balance as of July 31, 2015	$(8,090)

During the first six months of fiscal 2016 there were no reclassifications from accumulated other comprehensive loss.

Index
8.	INCOME TAXES

The gross amount of unrecognized tax benefits was $1.8 million at July 31, 2015, including interest and penalties.  During the first quarter of fiscal 2015 the Company adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  As a result of adoption of ASU 2013-11, the Company reduced its unrecognized tax benefits by $1.3 million with an accompanying reduction of deferred tax assets by $1.3 million.  The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits and lapse in statute of limitations, an estimated $0.1 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2015, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for fiscal years ended March 31, 1998, 1999, 2009, 2010, 2012 and 2013
•	Italy for the fiscal years ended 2011, 2012, 2013 and 2014

During the first six months of fiscal 2016, QAD has settled the following audits with immaterial or no adjustments made as a result of the settlements:

•	India for the fiscal year ended March 31, 2008
•	California for the fiscal year ended 2004
•	Minnesota for the fiscal years ended 2010, 2011, 2012 and 2013

9.	STOCKHOLDERS’ EQUITY

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

Dividends

The following table sets forth the dividends that were declared by the Company during the first six months of fiscal 2016:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
6/9/2015	6/23/2015	6/30/2015	$0.072	$0.06	$1,310,000
4/15/2015	4/29/2015	5/6/2015	$0.072	$0.06	$1,299,000

Index
10.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2015.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of subscription	$22	$14	$34	$22
Cost of maintenance and other revenue	87	48	133	77
Cost of professional services	234	156	353	243
Sales and marketing	429	257	690	384
Research and development	290	176	438	268
General and administrative	1,369	1,058	2,089	1,591
Total stock-based compensation expense	$2,431	$1,709	$3,737	$2,585

SAR Information

The weighted average assumptions used to value SARs granted in the six months ended July 31, 2015 and 2014 are shown in the following table:

	Six Months Ended July 31,
	2015	2014
Expected life in years (1)	5.00	4.98
Risk free interest rate (2)	1.64%	1.58%
Volatility (3)	41%	47%
Dividend rate (4)	1.10%	1.32%

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for SARs that were fully vested and outstanding.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as the six months ending on July 31, 2015.

Index
The following table summarizes the activity for outstanding SARs for the six months ended July 31, 2015:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	2,499	$12.69
Granted	380	25.34
Exercised	(211)	10.85
Expired	(10)	14.63
Forfeited	(3)	12.10
Outstanding at July 31, 2015	2,655	$14.64	5.2	$30,152
Vested and expected to vest at July 31, 2015 (1)	2,646	$14.65	5.2	$30,020
Vested and exercisable at July 31, 2015	1,497	$11.49	4.2	$21,697

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2015, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on July 31, 2015. The total intrinsic value of SARs exercised in the six months ended July 31, 2015 was $2.9 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended July 31, 2015, the Company withheld 18,400 shares for payment of these taxes at a value of $0.5 million.  During the six months ended July 31, 2015, the Company withheld 34,100 shares for payment of these taxes at a value of $0.9 million.

At July 31, 2015, there was approximately $7.3 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the six months ended July 31, 2015:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2015	503	$16.27
Granted	323	24.77
Released (1)	(183)	15.48
Forfeited	(13)	18.18
Restricted stock at July 31, 2015	630	$20.84

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Index
The Company withholds, at the employee’s election, a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2015, the Company withheld 48,800 shares for payment of these taxes at a value of $1.3 million.  During the six months ended July 31, 2015, the Company withheld 49,400 shares for payment of these taxes at a value of $1.3 million.

Total unrecognized compensation cost related to RSUs was approximately $10.9 million as of July 31, 2015. This cost is expected to be recognized over a weighted-average period of approximately 3.2 years.

11.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	July 31, 2015	January 31, 2015
	(in thousands)
Deferred maintenance revenue	$66,529	$86,381
Deferred subscription revenue	12,073	11,563
Deferred services revenue	2,581	2,813
Deferred license revenue	1,266	1,890
Deferred other revenue	56	74
Deferred revenues, current	82,505	102,721
Deferred revenues, non-current (in Other liabilities)	1,869	2,361
Total deferred revenues	$84,374	$105,082

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue:
North America (1)	$33,529	$30,907	$63,751	$60,046
EMEA	21,552	25,731	43,354	49,882
Asia Pacific	11,597	11,871	23,322	23,203
Latin America	4,613	4,541	10,129	8,404
	$71,291	$73,050	$140,556	$141,535

(1)	Sales into Canada accounted for 2% of North America total revenue in each of the three and six months ended July 31, 2015 and 2014.

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

We have four principal sources of revenue:

·	License purchases of our Enterprise Applications;

·	Subscription of our Enterprise Applications through our cloud offering in a Software as a Service (“SaaS”) model as well as other hosted Internet applications;

·	Maintenance and support, including technical support, training materials, product enhancements and upgrades; and

·	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first half of fiscal 2016, approximately 45% of our total revenue was generated in North America, 31% in EMEA, 17% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At July 31, 2015, we employed approximately 1,690 employees worldwide, of which 640 employees were based in North America, 500 employees in EMEA, 470 employees in Asia Pacific and 80 employees in Latin America.

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

Index
OVERVIEW OF THE FIRST SIX MONTHS OF FISCAL 2016

A significant portion of our business is conducted in currencies other than the U.S. dollar, particularly the euro. We operate in several geographical regions as described in Note 13 “Business Segment Information” within the Notes to Condensed Consolidated Financial Statements. In the first half of fiscal 2016, approximately 55% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results. In the table below, we present the change based on actual results in reported currency and in constant currency.

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$71,291	$73,050	$3,814	$(5,573)	$(1,759)
Cost of revenue	32,628	33,219	(1,678)	2,269	591
Gross profit	38,663	39,831	2,136	(3,304)	(1,168)
Operating expenses	36,340	37,767	(714)	2,141	1,427
Income from operations	$2,323	$2,064	$1,422	$(1,163)	$259

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$140,556	$141,535	$9,962	$(10,941)	$(979)
Cost of revenue	64,726	64,650	(4,493)	4,417	(76)
Gross profit	75,830	76,885	5,469	(6,524)	(1,055)
Operating expenses	72,747	74,523	(2,405)	4,181	1,776
Income from operations	$3,083	$2,362	$3,064	$(2,343)	$721

Operating Results. Our results were significantly impacted by foreign currency fluctuations. Total revenue for the first six months of fiscal 2016 decreased by 1%, to $140.6 million, when compared to the same period last year. Currency had an adverse impact on total revenue of $10.9 million. On a constant currency basis, total revenue increased by $10.0 million, or 8%. The primary driver of our revenue growth was subscription revenue from our cloud offering.

While the impact of currency changes negatively affected our revenue, it also reduced our expenses. Total cost of revenue for the first six months of fiscal 2016 remained unchanged at $64.7 million, when compared to the same period last year. Currency had a favorable impact on total cost of revenue of $4.4 million. On a constant currency basis, total cost of revenue increased by $4.5 million, or 7%. Similarly, operating expenses decreased by 2% to $72.7 million. Currency had a favorable impact on operating expenses of 4.2 million. On a constant currency basis operating expenses increased by $2.4 million, or 3%. The net unfavorable impact of currency fluctuations on our income from operations was $2.3 million for the first six months of fiscal 2016.

License Revenue. License revenue is primarily derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In the first six months of fiscal 2016 and on a constant currency basis, license revenue increased by 8% to $15.4 million compared to the same period last year. Curency had an adverse impact on license revenue of $1.4 million. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence (“VSOE”) requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

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

Subscription Revenue. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months. In the first six months of fiscal 2016 and on a constant currency basis, subscription revenue increased by 52% to $18.6 million compared to the same period last year. Currency had an adverse impact on subscription revenue of $0.4 million. Growing our cloud solution and offering our products as SaaS continues to be a key strategic and growth initiative for us. Our cloud customers include a mix of existing customers who have converted from our on-premise model and new user implementations of our cloud solution.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In the first six months of fiscal 2016 and on a constant currency basis, maintenance revenue increased by 1% to $67.2 million when compared to the same period last year. Currency had an adverse impact on maintenance revenue of $5.5 million. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; (5) adjustments to revenue as a result of revenue recognition rules; and (6) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months. As we focus on our cloud sales we may experience a corresponding negative effect on maintenance revenue. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

Professional Services Revenue.  Our services business consists of professional services, including consulting and training related to our solutions. In the first six months of fiscal 2016 and on a constant currency basis, professional services revenue increased by 5% to $39.4 million compared to the same period last year. Currency had an adverse impact on professional services revenue of $3.6 million. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues. We expect that our professional services revenue will grow only as fast as needed in order to complete our customer implementations and conversions to the cloud. Services revenue may be impacted by currency fluctuations; however, since we generally use local resources our costs are also impacted by similar currency fluctuations, providing a natural hedge. As a result, our margins tend to remain consistent.

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

Cash Flow and Financial Condition. In fiscal 2015, we successfully closed a public offering of 2 million shares of our Class A stock resulting in net cash received of $37.0 million after underwriting discounts and commissions and offering expenses. In the first quarter of fiscal 2016 the offering underwriters exercised in full an option to purchase additional shares. As a result, a further 450,000 shares of Class A common stock were issued generating approximately $8.4 million in additional net proceeds. We also generated cash flow from operating activities of $9.2 million during the first six months of fiscal 2016.

Our cash and equivalents at July 31, 2015 totaled $130.1 million, with the only debt on our balance sheet of $14.9 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity related transactions.

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$8,560	$8,963	$341	$(744)	$(403)	-4%
Percentage of total revenue	12%	12%
Subscription fees	9,145	6,442	2,936	(233)	2,703	42%
Percentage of total revenue	13%	9%
Maintenance and other	33,833	36,120	480	(2,767)	(2,287)	-6%
Percentage of total revenue	47%	50%
Professional services	19,753	21,525	57	(1,829)	(1,772)	-8%
Percentage of total revenue	28%	29%
Total revenue	$71,291	$73,050	$3,814	$(5,573)	$(1,759)	-2%

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$15,411	$15,615	$1,166	$(1,370)	$(204)	-1%
Percentage of total revenue	11%	11%
Subscription fees	18,564	12,634	6,370	(440)	5,930	47%
Percentage of total revenue	13%	9%
Maintenance and other	67,216	72,196	535	(5,515)	(4,980)	-7%
Percentage of total revenue	48%	51%
Professional services	39,365	41,090	1,891	(3,616)	(1,725)	-4%
Percentage of total revenue	28%	29%
Total revenue	$140,556	$141,535	$9,962	$(10,941)	$(979)	-1%

Index
Total Revenue. On a constant currency basis, total revenue was $71.3 million and $67.5 million for the second quarter of fiscal 2016 and 2015, respectively, representing a $3.8 million, or 6%, increase from the same period last year. When comparing categories within total revenue at constant rates, our results for the second quarter of fiscal 2016 included increases in the license, subscription and maintenance and other revenue categories while professional services revenue was relatively flat. On a constant currency basis, total revenue increased in all regions except for EMEA, which remained relatively flat, during the second quarter of fiscal 2016 when compared to the same period last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the second quarter of fiscal 2016 was approximately 33% in automotive, 20% in consumer products and food and beverage, 34% in high technology and industrial products and 13% in life sciences. In comparison, revenue by industry for the second quarter of fiscal 2015 was approximately 29% in automotive, 21% in consumer products and food and beverage, 32% in high technology and industrial products and 18% in life sciences. We believe the changes in the percentages of revenue by industry were primarily driven by higher revenue in the automotive industry due to the strength of the automotive economy and customers’ desire to upgrade and expand their systems after a long period of low investment.

On a constant currency basis, total revenue was $140.6 million and $130.6 million for the first six months of fiscal 2016 and 2015, respectively, representing a $10.0 million, or 8%, increase from the same period last year. When comparing categories within total revenue at constant rates, our results for the first six months of fiscal 2015 included increases across all revenue categories. On a constant currency basis, total revenue increased across all regions during the first six months of fiscal 2016 when compared to the same period last year.  Revenue by industry for the first six months of fiscal 2016 was approximately 31% in automotive, 21% in consumer products and food and beverage, 33% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for the first six months of fiscal 2015 was approximately 29% in automotive, 23% in consumer products and food and beverage, 33% in high technology and industrial products and 15% in life sciences.

License Revenue. On a constant currency basis, license revenue was $8.6 million and $8.2 million for the second quarter of fiscal 2016 and 2015, respectively, representing a $0.4 million, or 5%, increase from the same period last year. License revenue increased in our North America and Latin America regions and decreased in our EMEA and Asia Pacific regions during the second quarter of fiscal 2016 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2016, eight customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the second quarter of fiscal 2015 in which five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

On a constant currency basis, license revenue was $15.4 million and $14.2 million for the first six months of fiscal 2016 and 2015, respectively, representing a $1.2 million, or 8%, increase from the same period last year. License revenue increased in our North America and Latin America regions and decreased in our EMEA and Asia Pacific regions during the first six months of fiscal 2016 when compared to the same period last year. During the first six months of fiscal 2016, 13 customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first six months of fiscal 2015 when seven customers placed license orders totaling more than $0.3 million, and no orders exceeded $1.0 million.

Index
Subscription Revenue. On a constant currency basis, subscription revenue was $9.1 million and $6.2 million for the second quarter of fiscal 2016 and 2015, respectively, representing a $2.9 million, or 47%, increase from the same period last year. Subscription revenue increased across all regions during the second quarter of fiscal 2016 when compared to the same period last year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 80% of total subscription revenue in each of the second quarters of fiscal 2016 and 2015. QAD Cloud ERP revenue (“cloud revenue”) consists of new customers, customers converting from on-premise and additional users and modules purchased by our existing cloud customers. In the second quarter of fiscal 2016 and 2015 our North America region generated approximately 63% and 67%, respectively, of our global cloud revenue. Cloud revenue by industry for the second quarter of fiscal 2016 was approximately 42% in automotive, 17% in consumer products and food and beverage, 13% in high technology and industrial products and 28% in life sciences. In comparison, cloud revenue by industry for the second quarter of fiscal 2015 was approximately 41% in automotive, 20% in consumer products and food and beverage, 16% in high technology and industrial products and 23% in life sciences. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

On a constant currency basis, subscription revenue was $18.6 million and $12.2 million for the first six months of fiscal 2016 and 2015, respectively, representing a $6.4 million, or 52%, increase from the same period last year.  Subscription revenue increased across all regions during the first six months of fiscal 2016 when compared to the same period last year. Included in our fiscal 2016 subscription revenue is $0.9 million of subscription revenue in our Latin America region related to one customer where we had deferred revenue in previous periods due to a complex implementation. We recognized the revenue once the implementation and rollout of their users was completed and we received confirmation from the customer that the local requirements were being met by the service offering. Excluding the one-time recognition, on a constant currency basis subscription revenue growth would have been 45%. For the first six months of fiscal 2016 and 2015 our North America region generated approximately 60% and 67%, respectively, of our global cloud revenue. As cloud becomes more widely accepted globally, we expect to see the percentage of North America cloud revenue compared to all other regions similar to that of total revenue. Cloud revenue by industry for the first six months of fiscal 2016 was approximately 45% in automotive, 16% in consumer products and food and beverage, 14% in high technology and industrial products and 25% in life sciences. In comparison, cloud revenue by industry for the first six months of fiscal 2015 was approximately 43% in automotive, 20% in consumer products and food and beverage, 15% in high technology and industrial products and 22% in life sciences.

Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $33.8 million and $33.4 million for the second quarter of fiscal 2016 and 2015, respectively, representing a $0.4 million, or 1%, increase compared to the same period last year. Maintenance and other revenue increased in all of our regions except North America, where it remained flat, during the second quarter of fiscal 2016 when compared to the same period last year. The increase in maintenance and other revenue was primarily attributable to price increases, new customers, new users and new modules partially offset by the impact of customers converting to QAD Cloud ERP and customer cancellations. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

On a constant currency basis, maintenance and other revenue was $67.2 million and $66.7 million for the first six months of fiscal 2016 and 2015, respectively, representing a $0.5 million, or 1%, increase from the same period last year. Maintenance and other revenue increased in all of our regions except North America, where it decreased, during the first six months of fiscal 2016 when compared to the same period last year.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the second quarter and the first six months of both fiscal 2016 and 2015.  Our deferred maintenance revenue was $66.5 million as of July 31, 2015 compared to $72.5 million as of July 31, 2014. We monitor our deferred maintenance revenue balance on a constant currency basis in order to gauge the health of our recurring revenue and track customer conversions from maintenance to subscription revenue.  Deferred maintenance revenue was negatively impacted by foreign currency changes, particularly due to the changes in the euro compared to the U.S. dollar.  On a constant currency basis, deferred maintenance revenue would have been $5.7 million higher as of July 31, 2015, or $72.2 million, consistent with July 31, 2014.

Index
Products are generally shipped as orders are received or within a short period thereafter. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively small percentage of subscription revenue, we believe that our backlog as of any particular date is not currently significant. Our total short-term deferred revenue as of July 31, 2015 was $82.5 million, which consisted of the following (in thousands):

Deferred maintenance revenue	$66,529
Deferred subscription revenue	12,073
Deferred services revenue	2,581
Deferred license revenue	1,266
Deferred other revenue	56
Deferred revenues, current	$82,505

Deferred maintenance will be recognized over the period of the maintenance support. Deferred subscription is primarily related to hosting and cloud services which we will provide over periods up to the next twelve months. Deferred services represents prepayments for our professional services where revenues for these services are recognized as we complete the performance obligations as well as services already provided but deferred due to U.S. GAAP revenue recognition rules. The deferred licenses are primarily due to U.S. GAAP revenue recognition rules.

Professional Services Revenue. On a constant currency basis, professional services revenue was $19.8 million and $19.7 million for the second quarter of fiscal 2016 and 2015, respectively, representing a $0.1 million, or 1%, increase compared to the same period last year. Professional services revenue increased in our Asia Pacific and Latin America regions and decreased in our North America and EMEA regions during the second quarter of fiscal 2016 when compared to the same period last year. Professional services revenue increased period over period due to a higher number of engagements, which was offset by lower revenue per engagement. Services revenue recognized from cloud customers was between 15% and 20% of total services revenue in each period.

On a constant currency basis, professional services revenue was $39.4 million and $37.5 million for the first six months of fiscal 2016 and 2015, respectively, representing a $1.9 million, or 5%, increase from the same period last year. Professional services revenue increased in all of our regions except North America, where it decreased, during the first six months of fiscal 2016 when compared to the same period last year.  The increase in services revenue was primarily due to higher number of implementation and upgrade projects. Services revenue recognized from cloud customers was between 15% and 20% of total services revenue in each period.

Cost of Revenue

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$972	$1,153	$166	$15	$181	16%
Cost of subscription	5,162	4,212	(1,083)	133	(950)	-23%
Cost of maintenance and other	7,907	8,253	(78)	424	346	4%
Cost of professional services	18,587	19,601	(683)	1,697	1,014	5%
Total cost of revenue	$32,628	$33,219	$(1,678)	$2,269	$591	2%
Percentage of revenue	46%	45%

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$1,901	$2,053	$129	$23	$152	7%
Cost of subscription	10,226	7,998	(2,433)	205	(2,228)	-28%
Cost of maintenance and other	15,684	16,423	(93)	832	739	4%
Cost of professional services	36,915	38,176	(2,096)	3,357	1,261	3%
Total cost of revenue	$64,726	$64,650	$(4,493)	$4,417	$(76)	0%
Percentage of revenue	46%	46%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $32.6 million and $31.0 million for the second quarter of fiscal 2016 and 2015, respectively, and as a percentage of total revenue was 46% for each of the second quarters of fiscal 2016 and 2015. The non-currency related increase in cost of revenue of $1.6 million, or 5%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily due to higher personnel expenses and hosting costs associated with higher subscription revenue and higher personnel expenses associated with higher services headcount.

On a constant currency basis, total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $64.7 million and $60.2 million for the first six months of fiscal 2016 and 2015, respectively, and as a percentage of total revenue was 46% for both the first six months of fiscal 2016 and 2015. The non-currency related increase in cost of revenue of $4.5 million, or 7%, for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily due to higher personnel and hosting costs associated with higher subscription revenue and higher personnel costs associated with higher professional services revenue.

Cost of License Fees.  On a constant currency basis, cost of license fees was $1.0 million and $1.1 million for the second quarter of fiscal 2016 and 2015, respectively, representing a decrease of $0.1 million, or 1%. The non-currency related decrease in cost of license fees of $0.1 million for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was due to lower royalties and fulfillment costs. Cost of license fees as a percentage of license revenue was 11% and 13% for the second quarter of fiscal 2016 and 2015, respectively.

On a constant currency basis, cost of license fees was $1.9 million and $2.0 million for the first six months of fiscal 2016 and 2015, respectively, representing a decrease of $0.1 million, or 1%. The non-currency related decrease in cost of license fees of $0.1 million for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was due to lower fulfillment costs.  Cost of license fees as a percentage of license revenue was 12% and 13% for the first six months of fiscal 2016 and fiscal 2015, respectively.

Cost of Subscription. On a constant currency basis, cost of subscription was $5.2 million and $4.1 million for the second quarter of fiscal 2016 and 2015, respectively, representing an increase of $1.1 million, or 27%. The non-currency related increase in cost of subscription of $1.1 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily due to higher hosting costs of $0.5 million and higher salaries and related costs of $0.5 million as a result of higher headcount of approximately 20 people, both of which are to support the growth in our cloud business. We expect to continue investing in our cloud business and, as a result, we expect costs will continue to increase and margins may be impacted. Cost of subscription as a percentage of subscription revenue was 56% and 65% in the second quarter of fiscal 2016 and 2015, respectively. As we achieve efficiencies in our cloud operations we expect to see continued improvement in our subscription margin over the long term, but we also expect volatility in our subscription margin as a result of increased investment necessary to grow our cloud business.

Index
On a constant currency basis, cost of subscription was $10.2 million and $7.8 million for the first six months of fiscal 2016 and fiscal 2015, respectively, representing an increase of $2.4 million, or 31%. The non-currency related increase in cost of subscription of $2.4 million for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily due to higher personnel costs of $1.2 million as a result of increased headcount of 20 people and higher hosting costs of $0.9 million, both of which are to support the growth in our cloud business, and higher information technology and facilities allocated costs of $0.3 million. Cost of subscription as a percentage of subscription revenue was 55% and 63% in the first six months of fiscal 2016 and fiscal 2015, respectively. Excluding the one-time $0.9 million subscription recognition, cost of subscription as a percentage of subscription revenue would have been 58% for the first six months of fiscal 2016.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $7.9 million and $7.8 million for the second quarter of fiscal 2016 and 2015, respectively, representing an increase of $0.1 million, or 1%. The non-currency related increase in cost of maintenance and other of $0.1 million for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily due to higher salaries and related costs. Cost of maintenance and other as a percentage of maintenance and other revenue was 23% for both of the second quarters of fiscal 2016 and 2015.

On a constant currency basis, cost of maintenance and other was $15.7 million and $15.6 million for the first six months of fiscal 2016 and fiscal 2015, respectively, representing an increase of $0.1 million, or 1%. The non-currency related increase in cost of maintenance and other of $0.1 million for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily due to higher salaries and related costs. Cost of maintenance and other as a percentage of maintenance and other revenues was 23% for the first six months of both fiscal 2016 and fiscal 2015.

Cost of Professional Services.  On a constant currency basis, cost of professional services was $18.6 million and $17.9 million for the second quarter of fiscal 2016 and 2015, respectively, representing an increase of $0.7 million, or 4%. The non-currency related increase in cost of professional services of $0.7 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was due primarily to higher salaries and related costs of $0.9 million as a result of higher headcount of approximately 35 people partially offset by lower third-party contractor costs of $0.6 million. In addition, the increase in cost of professional services included $0.2 million of personnel costs from other departments to help support the increase in services engagements. Cost of professional services as a percentage of professional services revenues was 94% and 91% for the second quarter of fiscal 2016 and 2015, respectively.

On a constant currency basis, cost of professional services was $36.9 million and $34.8 million for the first six months of fiscal 2016 and 2015, respectively, representing an increase of $2.1 million, or 6%. The non-currency related increase in cost of professional services of $2.1 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was due to higher salaries and related costs of $2.1 million as a result of increased headcount of 35 people, higher information technology and facilities allocated costs of $0.3 million and higher severance of $0.2 million, partially offset by lower third-party contractor costs of $0.8 million. In addition, the increase in cost of professional services included $0.3 million of personnel costs from other departments to help support the increase in services engagements. Cost of professional services as a percentage of professional services revenues was 94% and 93% for the first six months of fiscal 2016 and fiscal 2015, respectively.

Sales and Marketing

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$16,982	$17,421	$(767)	$1,206	$439	3%
Percentage of revenue	24%	24%

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$34,127	$33,898	$(2,540)	$2,311	$(229)	-1%
Percentage of revenue	25%	24%

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

On a constant currency basis, sales and marketing expense was $17.0 million and $16.2 million for the second quarter of fiscal 2016 and 2015, respectively, representing an increase of $0.8 million, or 5%. The non-currency related increase in sales and marketing expense of $0.8 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily due to higher salaries and related costs of $0.4 million as a result of higher headcount of approximately 13 people, higher expenses of $0.4 million related to our annual Explore user conference, higher bonuses of $0.2 million, and higher stock compensation of $0.2 million partially offset by lower commissions of $0.4 million.

On a constant currency basis, sales and marketing expense was $34.1 million and $31.6 million for the first six months of fiscal 2016 and fiscal 2015, respectively, representing an increase of $2.5 million, or 8%. The non-currency related increase in sales and marketing expense of $2.5 million for first six months of fiscal 2016 compared to the first six months of fiscal 2015 was due primarily to higher salaries and related expense of $1.2 million as a result of higher headcount of approximately 13 people, higher expenses of $0.4 million related to our annual Explore user conference, higher travel expense of $0.3 million, higher sales agent fees of $0.3 million, higher stock compensation of $0.3 million, higher professional fees of $0.2 million and higher information technology and facilities allocated costs of $0.2 million partially offset by lower commissions of $0.3 million.

Research and Development

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$10,590	$10,902	$(248)	$560	$312	3%
Percentage of revenue	15%	15%

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$21,247	$22,097	$(302)	$1,152	$850	4%
Percentage of revenue	15%	15%

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

On a constant currency basis, research and development expense was $10.6 million and $10.4 million for the second quarter of fiscal 2016 and 2015, respectively, representing an increase of $0.2 million, or 2%. Expense categories within research and development expense remained relatively consistent.

Index
On a constant currency basis, research and development expense was $21.2 million and $20.9 million for the first six months of fiscal 2016 and fiscal 2015, respectively, representing an increase of $0.3 million, or 1%. The non-currency related increase in research and development expense of $0.3 million for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was due primarily to higher salaries and wages of $0.2 million, higher stock compensation of $0.2 million and higher travel of $0.1 million partially offset by lower bonuses of $0.3 million.

General and Administrative

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$8,602	$9,265	$302	$361	$663	7%
Percentage of revenue	12%	13%

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$17,043	$18,169	$438	$688	$1,126	6%
Percentage of revenue	12%	13%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $8.6 million and $8.9 million for the second quarter of fiscal 2016 and 2015, respectively, representing a decrease of $0.3 million, or 3%. The non-currency related decrease in general and administrative expense of $0.3 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily due to lower professional fees of $0.4 million and lower bad debt of $0.1 million partially offset by higher stock compensation of $0.3 million.

On a constant currency basis, general and administrative expense was $17.0 million and $17.5 million for the first six months of fiscal 2016 and fiscal 2015, respectively, representing a decrease of $0.5 million, or 3%. The non-currency related decrease in general and administrative expense of $0.5 million for first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily due to lower professional fees of $0.6 million and lower costs associated with an internal systems upgrade of $0.3 million partially offset by higher stock compensation of $0.5 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million in both the second quarter of fiscal 2016 and 2015, and $0.3 million and $0.4 million for the first six months of both fiscal 2016 and 2015, respectively. Amortization expense for all periods was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
(in thousands)
Other (income) expense
Interest income	$(87)	$(31)	-55%	$(56)	$(144)	$(31)	-27%	$(113)
Interest expense	190	(42)	-18%	232	373	(40)	-10%	413
Other (income) expense, net	(413)	(295)	-250%	(118)	(532)	(640)	-593%	108
Total other (income) expense	$(310)	$(368)	-634%	$58	$(303)	$(711)	-174%	$408
Percentage of revenue	-1%			0%	0%			0%

Index
Total other (income) expense was $(0.3) million and $0.1 million for the second quarter of fiscal 2016 and fiscal 2015, respectively. The difference was due primarily to a favorable change of $0.2 million related to the fair market value of the interest rate swap associated with the mortgage on our headquarters and a government incentive funding paid to one of our subsidiaries of $0.2 million.

Total other (income) expense was $(0.3) million and $0.4 million for the first six months of fiscal 2016 and 2015, respectively. The difference was due primarily to a favorable change of $0.5 million related to the fair market value of the interest rate swap associated with the mortgage on our headquarters and a government incentive funding paid to one of our subsidiaries of $0.2 million.

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

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
(in thousands)
Income tax expense	$1,002	$(19)	-2%	$1,021	$1,206	$161	15%	$1,045
Percentage of revenue	2%			2%	1%			1%
Effective tax rate	38%			51%	36%			53%

We recorded income tax expense of $1.0 million in both the second quarter of fiscal 2016 and fiscal 2015. Our effective tax rate decreased to 38% during the second quarter of fiscal 2016 compared to 51% for the same period in the prior year.  The difference in rates is primarily due to higher forecast book income, jurisdictional mix and lower equity shortfall. The equity shortfall is a result of the equity compensation expense recorded exceeding the actual tax deduction realized upon exercise of the related award.

We recorded income tax expense of $1.2 million and $1.0 million for the first six months of fiscal 2016 and 2015, respectively.  Our effective tax rate decreased to 36% from 53% for the same period in the prior year. The decrease in rates is primarily due to a higher forecast and actual book income, jurisdictional mix and lower equity shortfalls during the first six months of fiscal 2016 than during the same period in 2015. The equity shortfall is a result of the equity compensation expense recorded exceeding the actual tax deduction realized upon exercise of the related award.

The Company continues to benefit from operating in foreign locations with lower statutory income tax rates relative to the U.S. federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

Index
Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share each meet the definition of a non-GAAP financial measure.

We define the non-GAAP measures as follows:
·	Non-GAAP adjusted EBITDA - EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization. Non-GAAP adjusted EBITDA is EBITDA less stock-based compensation expense and the change in the fair value of the interest rate swap.
·	Non-GAAP adjusted EBITDA margins - Calculated by dividing non-GAAP adjusted EBITDA by total revenue.
·	Non-GAAP net income - GAAP net income before stock-based compensation expense, amortization of purchased intangible assets, the change in fair value of the interest rate swap and certain income tax adjustments.
·	Non-GAAP earnings per diluted share - Non-GAAP net income allocated to Class A and Class B shares divided by the weighted average diluted shares outstanding of each class.

QAD’s management uses non-GAAP measures internally to evaluate the business and believes that presenting non-GAAP measures provides useful information to investors regarding the underlying business trends and performance of our ongoing operations as well as useful metrics for monitoring our performance and evaluating it against industry peers. The non-GAAP financial measures presented should be used in addition to, and in conjunction with, results presented in accordance with GAAP, and should not be relied upon to the exclusion of GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure in evaluating QAD.

QAD non-GAAP measures reflect adjustments based on the following items:

EBITDA: We report EBITDA as a non-GAAP metric by excluding the effect of net interest expense, income tax expense, depreciation and amortization from net income because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe providing an EBITDA calculation is a useful comparison of our operating results to the operating results of our peers.

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

Change in fair value of the interest rate swap: We entered into an interest rate swap to mitigate our exposure to the variability of one month LIBOR for the floating rate debt related to the mortgage of our headquarters. We have excluded the gain/loss adjustments to record the interest rate swap at fair value from non-GAAP net income and non-GAAP earnings per diluted share calculations. We believe that these fluctuations are not indicative of our operational costs or meaningful in evaluating comparative period results because we currently have no intention of exiting the debt agreement early; and therefore over the life of the debt the sum of the fair value adjustments will be zero.

Index
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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share to the most comparable GAAP measures for the three and six months ended July 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014

Total revenue	$71,291	$73,050	$140,556	$141,535
Net income	1,631	985	2,180	909
Add back:
Net interest expense	103	176	229	300
Depreciation	974	927	1,973	1,851
Amortization	456	492	908	984
Income taxes	1,002	1,021	1,206	1,045
EBITDA	$4,166	$3,601	$6,496	$5,089
Add back:
Non-cash stock-based compensation	2,431	1,709	3,737	2,585
Change in fair value of interest rate swap	(106)	61	(351)	107
Adjusted EBITDA	$6,491	$5,371	$9,882	$7,781
Adjusted EBITDA margin	9%	7%	7%	5%

Non-GAAP net income reconciliation
Net income	$1,631	$985	$2,180	$909
Add back:
Non-cash stock-based compensation	2,431	1,709	3,737	2,585
Amortization of purchased intangible assets	345	378	689	756
Change in fair value of interest rate swap	(106)	61	(351)	107
Income tax adjustments	(668)	(537)	(1,019)	(862)
Non-GAAP net income	$3,633	$2,596	$5,236	$3,495

Non-GAAP earnings per diluted Class A share reconciliation
Earnings per diluted Class A share	$0.09	$0.06	$0.12	$0.06
Add back:
Non-cash stock-based compensation	0.13	0.11	0.20	0.16
Amortization of purchased intangible assets	0.02	0.02	0.03	0.04
Change in fair value of interest rate swap	(0.01)	0.00	(0.02)	0.00
Income tax adjustments	(0.04)	(0.03)	(0.05)	(0.05)
Non-GAAP earnings per diluted Class A share	$0.19	$0.16	$0.28	$0.21

Shares used in computing earnings per diluted Class A share	16,261	13,505	16,160	13,472

Non-GAAP earnings per diluted Class B share reconciliation

Earnings per diluted Class B share	$0.07	$0.05	$0.10	$0.05
Add back:
Non-cash stock-based compensation	0.11	0.09	0.17	0.13
Amortization of purchased intangible assets	0.01	0.02	0.03	0.04
Change in fair value of interest rate swap	(0.00)	0.00	(0.02)	0.01
Income tax adjustments	(0.03)	(0.03)	(0.05)	(0.05)
Non-GAAP earnings per diluted Class B share	$0.16	$0.13	$0.23	$0.18

Shares used in computing earnings per diluted Class B share	3,284	3,273	3,282	3,273

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

At July 31, 2015, our principal sources of liquidity were cash and equivalents totaling $130.1 million and net accounts receivable of $46.0 million. During fiscal 2015 we closed an offering of 2,000,000 shares of Class A common stock. The net proceeds to us from the sale of the stock were $37.0 million after deducting underwriting discounts and commissions and offering expenses. Subsequent to year end, we closed an additional offering of 450,000 shares of Class A common stock with net proceeds to us of $8.4 million after offering expenses. At July 31, 2015, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 90% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2015.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of July 31, 2015 the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was approximately 60% as of July 31, 2015 and 73% as of January 31, 2015. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

Index
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

The following table summarizes our cash flows for the six months ended July 31, 2015 and 2014, respectively.

(in thousands)	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014
Net cash provided by operating activities	$9,157	$5,465
Net cash used in investing activities	(1,692)	(1,596)
Net cash provided by (used in) financing activities	3,715	(4,995)
Effect of foreign exchange rates on cash and equivalents	(1,621)	481
Net increase (decrease) in cash and equivalents	$9,559	$(645)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities was $9.2 million for the first six months of fiscal 2016 compared to $5.5 million for the first six months of fiscal 2015. The increase in net cash flows provided by operating activities was primarily attributable to the positive effect of changes in accounts receivable due to higher collections, partially offset by the negative impact of changes in deferred revenue, other liabilities and accounts payable. In addition, net income increased by $1.3 million.

Net cash used in investing activities consisted primarily of capital expenditures of $1.7 million for the first six months of fiscal 2016 compared to $1.5 million for the first six months of fiscal 2015. Capital expenditures in the first half of fiscal 2016 primarily consisted of computer equipment, leasehold improvements and capitalized software related to our internal ERP system upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first six months of fiscal 2016 and 2015 we made dividend payments consisting of $2.6 million and $2.2 million, respectively. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

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

DSO under the countback method was 55 days and 58 days at July 31, 2015 and 2014, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 58 days and 65 days at July 31, 2015 and 2014, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of July 31, 2015 and the quality of our receivables remains good.

Index
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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2015 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015. During the quarter and six months ended July 31, 2015 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At July 31, 2015, the effective borrowing rate would have been 0.94%.

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

As of July 31, 2015, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.19% at July 31, 2015. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2015 was $14.9 million.

Index
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during the fourth quarter of fiscal 2015 and in fiscal 2016 due primarily to the volatility of the euro in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real, Mexican peso and British pound. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of July 31, 2015.

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

For the six months ended July 31, 2015 and 2014, 52% and 56%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, 40% and 43% for the six months ended July 31, 2015 and 2014, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 56%.

For the six months ended July 31, 2015 and 2014, foreign currency transaction and remeasurement (gains) / losses totaled $(26,000) and $9,000, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.2 million.

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

Index
Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of July 31, 2015 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the July 31, 2015 rates would cause a $0.2 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.
(Registrant)

Date: September 4, 2015	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)