Form 10-Q
period 2015-10-31
QAD INC
filed 2015-12-10
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 30, 2015, there were 15,566,580 shares of the Registrant’s Class A common stock outstanding and 3,203,384 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 31, 2015	January 31, 2015
Assets
Current assets:
Cash and equivalents	$126,621	$120,526
Accounts receivable, net of allowances of $2,661 and $2,524 at October 31, 2015 and January 31, 2015, respectively	41,233	78,887
Deferred tax assets, net	8,597	9,313
Other current assets	13,162	14,799
Total current assets	189,613	223,525
Property and equipment, net	32,646	33,154
Capitalized software costs, net	1,733	2,485
Goodwill	10,706	10,911
Deferred tax assets, net	10,515	9,680
Other assets, net	2,953	3,614
Total assets	$248,166	$283,369

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$417	$406
Accounts payable	8,310	12,872
Deferred revenue	69,616	102,721
Other current liabilities	27,194	35,765
Total current liabilities	105,537	151,764
Long-term debt	14,364	14,680
Other liabilities	4,455	5,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,603,729 shares and 16,152,405 shares at October 31, 2015 and January 31, 2015, respectively	17	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,366 shares and 3,537,298 shares at October 31, 2015 and January 31, 2015, respectively	4	4
Additional paid-in capital	193,836	185,546
Treasury stock, at cost (1,371,554 shares and 1,609,958 shares at October 31, 2015 and January 31, 2015, respectively)	(18,816)	(22,977)
Accumulated deficit	(42,675)	(43,465)
Accumulated other comprehensive loss	(8,556)	(7,418)
Total stockholders’ equity	123,810	111,706
Total liabilities and stockholders’ equity	$248,166	$283,369

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014

Revenue:
License fees	$6,350	$8,616	$21,761	$24,231
Subscription fees	9,659	7,710	28,223	20,344
Maintenance and other	33,395	35,029	100,611	107,225
Professional services	18,633	22,649	57,998	63,739
Total revenue	68,037	74,004	208,593	215,539

Costs of revenue:
License fees	827	1,217	2,728	3,270
Subscription fees	5,134	4,134	15,360	12,132
Maintenance and other	7,924	7,921	23,608	24,344
Professional services	17,120	19,799	54,035	57,975
Total cost of revenue	31,005	33,071	95,731	97,721

Gross profit	37,032	40,933	112,862	117,818

Operating expenses:
Sales and marketing	15,531	16,421	49,658	50,319
Research and development	10,193	10,152	31,440	32,249
General and administrative	7,676	8,295	24,719	26,464
Amortization of intangibles from acquisitions	165	176	495	535
Total operating expenses	33,565	35,044	106,312	109,567

Operating income	3,467	5,889	6,550	8,251

Other (income) expense:
Interest income	(80)	(56)	(224)	(169)
Interest expense	171	185	544	598
Other (income) expense, net	61	(164)	(471)	(56)
Total other (income) expense	152	(35)	(151)	373

Income before income taxes	3,315	5,924	6,701	7,878
Income tax expense	729	834	1,935	1,879

Net income	$2,586	$5,090	$4,766	$5,999

Basic net income per share
Class A	$0.14	$0.33	$0.26	$0.39
Class B	$0.12	$0.27	$0.22	$0.32
Diluted net income per share
Class A	$0.14	$0.31	$0.25	$0.37
Class B	$0.12	$0.27	$0.21	$0.31

Net income	$2,586	$5,090	$4,766	$5,999
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(466)	873	(1,138)	666
Total comprehensive income	$2,120	$5,963	$3,628	$6,665

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2015	2014

Cash flows from operating activities:
Net income	$4,766	$5,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,324	4,284
Provision for doubtful accounts and sales adjustments	623	535
Stock compensation expense	5,618	3,794
Change in fair value of derivative instrument	(164)	321
Excess tax benefits from share-based payment arrangements	(930)	—
Other, net	10	42
Changes in assets and liabilities:
Accounts receivable	35,517	23,304
Other assets	1,960	(1,042)
Accounts payable	(4,113)	(1,369)
Deferred revenue	(31,587)	(27,944)
Other liabilities	(6,789)	(2,893)
Net cash provided by operating activities	9,235	5,031
Cash flows from investing activities:
Purchase of property and equipment	(2,641)	(3,337)
Capitalized software costs	(70)	(115)
Net cash used in investing activities	(2,711)	(3,452)
Cash flows from financing activities:
Repayments of debt	(305)	(291)
Tax payments, net of proceeds, related to stock awards	(2,419)	(2,354)
Payment of contingent liability associated with acquisitions	(750)	(471)
Excess tax benefits from share-based payment arrangements	930	—
Proceeds from issuance of common stock, net of issuance costs	8,365	—
Cash dividends paid	(3,922)	(3,334)
Net cash provided by (used in) financing activities	1,899	(6,450)

Effect of exchange rates on cash and equivalents	(2,328)	298

Net increase (decrease) in cash and equivalents	6,095	(4,573)

Cash and equivalents at beginning of period	120,526	75,984

Cash and equivalents at end of period	$126,621	$71,411

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for the year ending January 31, 2016.

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

In May 2013, the FASB issued ASU 2013-270, a revision of the 2010 proposed FASB Accounting Standards Update, Leases (Topic 840) to place leases on lessee’s balance sheets. ASU 2013-270 states a lessee would recognize a lease liability for lease payments and recognize an asset for its right to use the leased asset during the lease term. In November 2015, the FASB set an effective date for annual periods after December 2018. The Company plans to adopt ASU 2013-270 in fiscal 2020 and is currently evaluating the impact to its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires deferred tax liabilities and assets be presented as noncurrent on the classified statement of financial position. ASU 2015-17 will be effective for the Company’s fiscal year beginning February 1, 2017. The standard permits the use of either prospective or retrospective application to all periods presented. The Company does not expect this adoption to have a significant impact on its consolidated financial statements.

Index
2.	COMPUTATION OF NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$2,586	$5,090	$4,766	$5,999
Less: Dividends declared	(1,313)	(1,118)	(3,922)	(3,334)
Undistributed net income	$1,273	$3,972	$844	$2,665

Net income per share – Class A Common Stock
Dividends declared	$1,121	$926	$3,346	$2,761
Allocation of undistributed net income	1,087	3,292	721	2,210
Net income attributable to Class A common stock	$2,208	$4,218	$4,067	$4,971

Weighted average shares of Class A common stock outstanding—basic	15,559	12,865	15,431	12,755
Weighted average potential shares of Class A common stock	749	622	777	719
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	16,308	13,487	16,208	13,474

Basic net income per Class A common share	$0.14	$0.33	$0.26	$0.39
Diluted net income per Class A common share	$0.14	$0.31	$0.25	$0.37

Net income per share – Class B Common Stock
Dividends declared	$192	$192	$576	$573
Allocation of undistributed net income	186	680	123	455
Net income attributable to Class B common stock	$378	$872	$699	$1,028

Weighted average shares of Class B common stock outstanding—basic	3,203	3,189	3,200	3,180
Weighted average potential shares of Class B common stock	83	76	83	90
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,286	3,265	3,283	3,270

Basic net income per Class B common share	$0.12	$0.27	$0.22	$0.32
Diluted net income per Class B common share	$0.12	$0.27	$0.21	$0.31

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Class A	640	330	490	277
Class B	120	67	92	38

Index
3.	FAIR VALUE MEASUREMENTS

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

•	Level 1 - Money market mutual funds are recorded at fair value based upon quoted market prices.
•	Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.
•	Level 3 - The contingent liability associated with the acquisition of CEBOS is recorded at fair value based on significant inputs that are not observable in the market. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. As of January 31, 2015, there was one remaining future payment due April 2015 which consisted of a guaranteed payment of $0.3 million and $0.5 million contingent upon certain milestones. The maximum contingent liability of $0.8 million was paid in March 2015.

The following table sets forth the financial assets, measured at fair value, as of October 31, 2015 and January 31, 2015:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of October 31, 2015	$107,155
Money market mutual funds as of January 31, 2015	$98,294
Liability related to the interest rate swap as of October 31, 2015		$(462)
Liability related to the interest rate swap as of January 31, 2015		$(626)
Contingent liability associated with acquisitions as of October 31, 2015			$—
Contingent liability associated with acquisitions as of January 31, 2015			$(750)

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $19 million and $22 million as of October 31, 2015 and January 31, 2015, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the nine months ended October 31, 2015.

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

Index
The fair values of the derivative instrument at October 31, 2015 and January 31, 2015 were as follows (in thousands):

	(Liability) derivative
		Fair Value
	Balance Sheet Location	October 31, 2015	January 31, 2015
Derivative instrument:
Interest rate swap	Other liabilities	$(462)	$(626)
Total		$(462)	$(626)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended October 31, 2015 and 2014 was $164,000 and $(321,000), respectively.

4.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2015 and January 31, 2015 were as follows:

	October 31, 2015	January 31, 2015
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs (1)	987	1,206
	4,445	4,664
Less accumulated amortization	(2,712)	(2,179)
Capitalized software costs, net	$1,733	$2,485

(1)	Capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

Amortization of capitalized software costs was $0.8 million and $0.9 million for the nine months ended October 31, 2015 and 2014, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of October 31, 2015:

Fiscal Years	(in thousands)
2016 remaining	$260
2017	927
2018	535
2019	11
$1,733

Index
5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2015 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2015	$26,519	$(15,608)	$10,911
Impact of foreign currency translation	(205)	—	(205)
Balance at October 31, 2015	$26,314	$(15,608)	$10,706

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2015. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2014. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2015. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2015, that would cause the Company to test goodwill for impairment.

Intangible Assets

	October 31, 2015	January 31, 2015
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,754	$2,793
Trade name	515	515
	3,269	3,308
Less: accumulated amortization	(2,030)	(1,558)
Net amortizable intangible assets	$1,239	$1,750

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2015, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.5 million for each of the nine months ended October 31, 2015 and 2014, respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of October 31, 2015:

Fiscal Years	(in thousands)
2016 remaining	$164
2017	657
2018	418
$1,239

Index
6.	DEBT

	October 31, 2015	January 31, 2015
	(in thousands)
Note payable	$14,781	$15,086
Less current maturities	(417)	(406)
Long-term debt	$14,364	$14,680

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.19% at October 31, 2015. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2015 was $14.8 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one month LIBOR plus 0.75%. At October 31, 2015, the effective borrowing rate would have been 0.94%.

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

As of October 31, 2015, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2015	$(7,418)
Other comprehensive income	(1,138)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	(1,138)
Balance as of October 31, 2015	$(8,556)

During the first nine months of fiscal 2016 there were no reclassifications from accumulated other comprehensive loss.

Index
8.	INCOME TAXES

The gross amount of unrecognized tax benefits was $1.7 million at October 31, 2015, including interest and penalties.  During the first quarter of fiscal 2015 the Company adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  As a result of adoption of ASU 2013-11, the Company reduced its unrecognized tax benefits by $1.2 million with an accompanying reduction of deferred tax assets by $1.2 million.  The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits and lapse in statute of limitations, an estimated $0.2 million of unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2015, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for the fiscal years ended March 31, 1998, 1999, 2009, 2010, 2012 and 2013
•	Italy for the fiscal years ended 2011, 2012, 2013 and 2014

During the fiscal year 2016, QAD has settled the following audits with immaterial or no adjustments made as a result of the settlements:

•	India for the fiscal year ended March 31, 2008
•	California for the fiscal year ended 2004
•	Minnesota for the fiscal years ended 2010, 2011, 2012 and 2013

9.	STOCKHOLDERS’ EQUITY

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

Dividends

The following table sets forth the dividends that were declared by the Company during the first nine months of fiscal 2016:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
9/9/2015	9/23/2015	9/30/2015	$0.072	$0.06	$1,313,000
6/9/2015	6/23/2015	6/30/2015	$0.072	$0.06	$1,310,000
4/15/2015	4/29/2015	5/6/2015	$0.072	$0.06	$1,299,000

Index
10.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2015.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of subscription	$21	$13	$55	$35
Cost of maintenance and other revenue	69	38	202	115
Cost of professional services	189	121	542	364
Sales and marketing	350	203	1,040	587
Research and development	227	132	665	400
General and administrative	1,025	702	3,114	2,293
Total stock-based compensation expense	$1,881	$1,209	$5,618	$3,794

SAR Information

The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2015 and 2014 are shown in the following table:

	Nine Months Ended October 31,
	2015	2014
Expected life in years (1)	5.00	4.98
Risk free interest rate (2)	1.64%	1.58%
Volatility (3)	41%	47%
Dividend rate (4)	1.10%	1.32%

(1)	The expected life of SARs granted under the stock-based compensation plans is based on historical vested SAR exercise and post-vest forfeiture patterns and includes an estimate of the expected term for SARs that were fully vested and outstanding.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of SARs in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of the Company’s common stock for a period equivalent to the expected life of the SARs, which it believes is representative of the expected volatility over the expected life of the SARs.

(4)	The Company expects to continue paying quarterly dividends at the same rate as the nine months ending on October 31, 2015.

Index
The following table summarizes the activity for outstanding SARs for the nine months ended October 31, 2015:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2015	2,499	$12.69
Granted	380	25.34
Exercised	(251)	10.65
Expired	(12)	14.24
Forfeited	(5)	12.05
Outstanding at October 31, 2015	2,611	$14.72	5.0	$27,067
Vested and expected to vest at October 31, 2015 (1)	2,604	$14.73	5.0	$26,972
Vested and exercisable at October 31, 2015	1,461	$11.55	4.0	$19,663

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2015, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on October 31, 2015. The total intrinsic value of SARs exercised in the nine months ended October 31, 2015 was $3.6 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended October 31, 2015, the Company withheld 7,800 shares for payment of these taxes at a value of $0.2 million.  During the nine months ended October 31, 2015, the Company withheld 41,900 shares for payment of these taxes at a value of $1.0 million.

At October 31, 2015, there was approximately $6.5 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the nine months ended October 31, 2015:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2015	503	$16.27
Granted	324	24.77
Released (1)	(192)	15.57
Forfeited	(16)	18.76
Restricted stock at October 31, 2015	619	$20.89

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2015, the Company withheld 2,600 shares for payment of these taxes at a value of $65,000.  During the nine months ended October 31, 2015, the Company withheld 52,000 shares for payment of these taxes at a value of $1.4 million.

Index
Total unrecognized compensation cost related to RSUs was approximately $10.0 million as of October 31, 2015. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

11.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	October 31, 2015	January 31, 2015
	(in thousands)
Deferred maintenance revenue	$54,678	$86,381
Deferred subscription revenue	12,271	11,563
Deferred services revenue	2,056	2,813
Deferred license revenue	520	1,890
Deferred other revenue	91	74
Deferred revenues, current	69,616	102,721
Deferred revenues, non-current (in Other liabilities)	1,857	2,361
Total deferred revenues	$71,473	$105,082

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue:
North America (1)	$32,417	$33,069	$96,168	$93,115
EMEA	19,376	23,362	62,730	73,244
Asia Pacific	11,813	12,485	35,135	35,688
Latin America	4,431	5,088	14,560	13,492
	$68,037	$74,004	$208,593	$215,539

(1)	Sales into Canada accounted for 2% of North America total revenue in each of the three and nine months ended October 31, 2015 and 2014.

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

Index
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

Index
We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first nine months of fiscal 2016, approximately 46% of our total revenue was generated in North America, 30% in EMEA, 17% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At October 31, 2015, we employed approximately 1,670 employees worldwide, of which 635 employees were based in North America, 500 employees in EMEA, 455 employees in Asia Pacific and 80 employees in Latin America.

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

OVERVIEW OF THE FIRST NINE MONTHS OF FISCAL 2016

A significant portion of our business is conducted in currencies other than the U.S. dollar, particularly the euro.  We operate in several geographical regions as described in Note 13 “Business Segment Information” within the Notes to Condensed Consolidated Financial Statements. In the first nine months of fiscal 2016, approximately 54% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results. In the table below, we present the change based on actual results in reported currency and in constant currency.

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$68,037	$74,004	$(1,047)	$(4,920)	$(5,967)
Cost of revenue	31,005	33,071	85	1,981	2,066
Gross profit	37,032	40,933	(962)	(2,939)	(3,901)
Operating expenses	33,565	35,044	(269)	1,748	1,479
Income from operations	$3,467	$5,889	$(1,231)	$(1,191)	$(2,422)

Index
	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$208,593	$215,539	$8,915	$(15,861)	$(6,946)
Cost of revenue	95,731	97,721	(4,408)	6,398	1,990
Gross profit	112,862	117,818	4,507	(9,463)	(4,956)
Operating expenses	106,312	109,567	(2,674)	5,929	3,255
Income from operations	$6,550	$8,251	$1,833	$(3,534)	$(1,701)

Operating Results. Our results were significantly impacted by foreign currency fluctuations. Total revenue for the first nine months of fiscal 2016 decreased by 3%, to $208.6 million, when compared to the same period last year. Currency had an adverse impact on total revenue of $15.9 million. On a constant currency basis, total revenue increased by $8.9 million, or 4%. The primary driver of our revenue growth on a constant currency basis was subscription revenue from our cloud offering.

While the impact of currency changes negatively affected our revenue, it also reduced our expenses. Total cost of revenue for the first nine months of fiscal 2016 decreased by 2% to $95.7 million, when compared to the same period last year. Currency had a favorable impact on total cost of revenue of $6.4 million. On a constant currency basis, total cost of revenue increased by $4.4 million, or 5%. Similarly, operating expenses decreased by 3% to $106.3 million. Currency had a favorable impact on operating expenses of $5.9 million. On a constant currency basis operating expenses increased by $2.7 million, or 3%. The net unfavorable impact of currency fluctuations on our income from operations was $3.5 million for the first nine months of fiscal 2016.

License Revenue. License revenue is primarily derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In the first nine months of fiscal 2016 and on a constant currency basis, license revenue decreased by 2% to $21.8 million compared to the same period last year. Currency had an adverse impact on license revenue of $1.9 million. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence (“VSOE”) requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

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

Subscription Revenue. Subscription revenue is generally billed on a quarterly basis and recognized ratably over the term of the agreement, typically 12 to 36 months. In the first nine months of fiscal 2016 and on a constant currency basis, subscription revenue increased by 44% to $28.2 million compared to the same period last year. Currency had an adverse impact on subscription revenue of $0.7 million. Growing our cloud solution and offering our products as SaaS continues to be a key strategic and growth initiative for us. Our cloud customers include a mix of existing customers who have converted from our on-premise model and new user implementations of our cloud solution.

Index
Maintenance and Other Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In the first nine months of fiscal 2016 and on a constant currency basis, maintenance revenue increased by 1% to $99.9 million compared to the same period last year. Currency had an adverse impact on maintenance revenue of $7.9 million. Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) increase in customers through acquisitions; (4) fluctuations in currency rates; (5) adjustments to revenue as a result of revenue recognition rules; and (6) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual revenue renewal rate of customers subscribing to maintenance has been greater than 90%. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months. As we focus on our cloud sales we may experience a corresponding negative effect on maintenance revenue. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

Other revenue consists primarily of hardware sales. We occasionally resell third party hardware as part of an end-to-end solution requested by our customers. Hardware revenue is recognized on a gross basis when delivery has occurred, the fee is fixed or determinable and collection is considered reasonably assured. We consider delivery to occur when the product is shipped and title and risk of loss have passed to the customer.

Professional Services Revenue.  Our services business consists of professional services, including consulting and training related to our solutions. In the first nine months of fiscal 2016 and on a constant currency basis, professional services revenue decreased by 1% to $58.0 million compared to the same period last year. Currency had an adverse impact on professional services revenue of $5.3 million. Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education, and system upgrades. We believe our professional services enable customers to implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Services margins lower our overall operating margin as services margins are inherently lower than margins for our license, maintenance and subscription revenues. We expect that our professional services revenue will grow only as fast as needed in order to complete our customer implementations and conversions to the cloud. Services revenue may be impacted by currency fluctuations; however, since we generally use local resources our costs are also impacted by similar currency fluctuations, providing a natural hedge. As a result, our margins tend to remain consistent.

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

Index
Our cash and equivalents at October 31, 2015 totaled $126.6 million, with the only debt on our balance sheet of $14.8 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity related transactions.

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$6,350	$8,616	$(1,737)	$(529)	$(2,266)	-26%
Percentage of total revenue	9%	12%
Subscription fees	9,659	7,710	2,244	(295)	1,949	25%
Percentage of total revenue	14%	10%
Maintenance and other	33,395	35,029	787	(2,421)	(1,634)	-5%
Percentage of total revenue	49%	47%
Professional services	18,633	22,649	(2,341)	(1,675)	(4,016)	-18%
Percentage of total revenue	28%	31%
Total revenue	$68,037	$74,004	$(1,047)	$(4,920)	$(5,967)	-8%

	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$21,761	$24,231	$(571)	$(1,899)	$(2,470)	-10%
Percentage of total revenue	10%	11%
Subscription fees	28,223	20,344	8,614	(735)	7,879	39%
Percentage of total revenue	14%	9%
Maintenance and other	100,611	107,225	1,322	(7,936)	(6,614)	-6%
Percentage of total revenue	48%	50%
Professional services	57,998	63,739	(450)	(5,291)	(5,741)	-9%
Percentage of total revenue	28%	30%
Total revenue	$208,593	$215,539	$8,915	$(15,861)	$(6,946)	-3%

Total Revenue. On a constant currency basis, total revenue was $68.0 million and $69.1 million for the third quarter of fiscal 2016 and 2015, respectively, representing a $1.1 million, or 2%, decrease from the same period last year. When comparing categories within total revenue at constant rates, our results for the third quarter of fiscal 2016 included higher subscription fees and maintenance and other revenue and lower license fees and professional services revenue. Total revenue was lower than expected for the third quarter of fiscal 2016 mostly due to a lower number of large license orders and lower professional services revenue. Although services revenue decreased, our services margins remained stable through subcontractor management and lower bonus expense.

On a constant currency basis, total revenue decreased in our North America and EMEA regions and increased in our Latin America and Asia Pacific regions during the third quarter of fiscal 2016 when compared to the same period last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. Revenue by industry for the third quarter of fiscal 2016 was approximately 33% in automotive, 20% in consumer products and food and beverage, 32% in high technology and industrial products and 15% in life sciences. In comparison, revenue by industry for the third quarter of fiscal 2015 was approximately 31% in automotive, 21% in consumer products and food and beverage, 32% in high technology and industrial products and 16% in life sciences.

Index
On a constant currency basis, total revenue was $208.6 million and $199.7 million for the first nine months of fiscal 2016 and 2015, respectively, representing a $8.9 million, or 4%, increase from the same period last year. When comparing categories within total revenue at constant rates, our results for the first nine months of fiscal 2016 included increases in subscription fees and maintenance and other revenue and decreases in license fees and professional services revenue. On a constant currency basis, total revenue increased across all regions, except for the EMEA region where total revenue decreased, during the first nine months of fiscal 2016 when compared to the same period last year.  Revenue by industry for the first nine months of fiscal 2016 was approximately 32% in automotive, 21% in consumer products and food and beverage, 33% in high technology and industrial products and 14% in life sciences. In comparison, revenue by industry for the first nine months of fiscal 2015 was approximately 30% in automotive, 22% in consumer products and food and beverage, 33% in high technology and industrial products and 15% in life sciences.

License Revenue. On a constant currency basis, license revenue was $6.4 million and $8.1 million for the third quarter of fiscal 2016 and 2015, respectively, representing a $1.7 million, or 21%, decrease from the same period last year. License revenue decreased in our North America and EMEA regions and increased in our Latin America and Asia Pacific regions during the third quarter of fiscal 2016 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2016, no customers placed license orders totaling more than $0.3 million. This compared to the third quarter of fiscal 2015 in which five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

On a constant currency basis, license revenue was $21.8 million and $22.3 million for the first nine months of fiscal 2016 and 2015, respectively, representing a $0.5 million, or 2%, decrease from the same period last year. License revenue decreased in our EMEA and Asia Pacific regions and increased in our North America and Latin America regions during the first nine months of fiscal 2016 when compared to the same period last year. During the first nine months of fiscal 2016, thirteen customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first nine months of fiscal 2015 when twelve customers placed license orders totaling more than $0.3 million, and no orders exceeded $1.0 million. The decrease in license revenue was primarily due to lower than expected third quarter revenue.

Subscription Revenue. On a constant currency basis, subscription revenue was $9.7 million and $7.4 million for the third quarter of fiscal 2016 and 2015, respectively, representing a $2.2 million, or 30%, increase from the same period last year. Subscription revenue increased across all regions during the third quarter of fiscal 2016 when compared to the same period last year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 80% of total subscription revenue in each of the third quarters of fiscal 2016 and 2015. QAD Cloud ERP revenue (“cloud revenue”) consists of new customers, customers converting from on-premise and additional users and modules purchased by our existing cloud customers. In the third quarter of fiscal 2016 and 2015 our North America region generated approximately 63% and 61%, respectively, of our global cloud revenue. Cloud revenue by industry for the third quarter of fiscal 2016 was approximately 40% in automotive, 16% in consumer products and food and beverage, 16% in high technology and industrial products and 28% in life sciences. In comparison, cloud revenue by industry for the third quarter of fiscal 2015 was approximately 40% in automotive, 17% in consumer products and food and beverage, 15% in high technology and industrial products and 28% in life sciences. We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

On a constant currency basis, subscription revenue was $28.2 million and $19.6 million for the first nine months of fiscal 2016 and 2015, respectively, representing an $8.6 million, or 44%, increase from the same period last year.  Subscription revenue increased across all regions during the first nine months of fiscal 2016 when compared to the same period last year. Included in our fiscal 2016 subscription revenue is $0.9 million of subscription revenue in our Latin America region related to one customer where we had deferred revenue in previous periods due to a complex implementation. We recognized the revenue once the implementation and rollout of their users was completed and we received confirmation from the customer that the local requirements were being met by the service offering. Excluding the one-time recognition, on a constant currency basis subscription revenue growth would have been 39%. For the first nine months of fiscal 2016 and 2015 our North America region generated approximately 61% and 65%, respectively, of our global cloud revenue. As cloud becomes more widely accepted globally, we expect to see the percentage of North America cloud revenue compared to all other regions similar to that of total revenue. Cloud revenue by industry for the first nine months of fiscal 2016 was approximately 43% in automotive, 16% in consumer products and food and beverage, 15% in high technology and industrial products and 26% in life sciences. In comparison, cloud revenue by industry for the first nine months of fiscal 2015 was approximately 42% in automotive, 19% in consumer products and food and beverage, 15% in high technology and industrial products and 24% in life sciences.

Index
Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $33.4 million and $32.6 million for the third quarter of fiscal 2016 and 2015, respectively, representing a $0.8 million, or 2%, increase compared to the same period last year. Maintenance and other revenue increased in all of our regions except North America, where it decreased, during the third quarter of fiscal 2016 when compared to the same period last year. The increase in maintenance and other revenue was primarily attributable to price increases, new customers, new users and new modules partially offset by the impact of customers converting to QAD Cloud ERP and customer cancellations. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

On a constant currency basis, maintenance and other revenue was $100.6 million and $99.3 million for the first nine months of fiscal 2016 and 2015, respectively, representing a $1.3 million, or 1%, increase from the same period last year. Maintenance and other revenue increased in all of our regions except North America, where it decreased, during the first nine months of fiscal 2016 when compared to the same period last year.

We track our rate of contract renewals by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their maintenance contracts as of the current period end. Our maintenance contract renewal rate has remained in excess of 90% for the third quarter and the first nine months of both fiscal 2016 and 2015.  Our deferred maintenance revenue was $54.7 million as of October 31, 2015 compared to $57.7 million as of October 31, 2014. We monitor our deferred maintenance revenue balance on a constant currency basis in order to gauge the health of our recurring revenue and track customer conversions from maintenance to subscription revenue.  Deferred maintenance revenue was negatively impacted by foreign currency changes, particularly due to the changes in the euro compared to the U.S. dollar.  On a constant currency basis, deferred maintenance revenue would have been $3.5 million higher as of October 31, 2015, or $58.2 million, consistent with October 31, 2014.

Products are generally shipped as orders are received or within a short period thereafter. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively small percentage of subscription revenue, we believe that our backlog as of any particular date is not currently significant. As of October 31, 2015 and 2014 our total short-term deferred revenue was $69.6 million and $72.7 million, respectively, which consisted of the following (in thousands):

	October 31, 2015	October 31, 2014
Deferred maintenance revenue	$54,678	$57,707
Deferred subscription revenue	12,271	9,572
Deferred services revenue	2,056	3,369
Deferred license revenue	520	2,001
Deferred other revenue	91	53
Deferred revenues, current	$69,616	$72,702

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

Index
Professional Services Revenue. On a constant currency basis, professional services revenue was $18.6 million and $21.0 million for the third quarter of fiscal 2016 and 2015, respectively, representing a $2.4 million, or 11%, decrease compared to the same period last year. Professional services revenue decreased in all of our regions during the third quarter of fiscal 2016 when compared to the same period last year. Professional services revenue decreased period over period due to lower revenue per engagement, lower than expected post-go-live services, and delayed starts to projects in our EMEA and Latin America regions. Services revenue recognized from cloud customers was between 14% and 18% of total services revenue in each period.

On a constant currency basis, professional services revenue was $58.0 million and $58.4 million for the first nine months of fiscal 2016 and 2015, respectively, representing a $0.4 million, or 1%, decrease from the same period last year. Professional services revenue decreased in our North America and EMEA regions, remained flat in our Asia Pacific region and increased in our Latin America region during the first nine months of fiscal 2016 when compared to the same period last year.  The decrease in services revenue was due to lower revenue per engagement partially offset by a higher number of implementation and upgrade projects. Services revenue recognized from cloud customers was between 14% and 18% of total services revenue in each period.

Cost of Revenue

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$827	$1,217	$372	$18	$390	32%
Cost of subscription	5,134	4,134	(1,152)	152	(1,000)	-24%
Cost of maintenance and other	7,924	7,921	(376)	373	(3)	0%
Cost of professional services	17,120	19,799	1,241	1,438	2,679	14%
Total cost of revenue	$31,005	$33,071	$85	$1,981	$2,066	6%
Percentage of revenue	46%	45%

	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$2,728	$3,270	$501	$41	$542	17%
Cost of subscription	15,360	12,132	(3,585)	357	(3,228)	-27%
Cost of maintenance and other	23,608	24,344	(469)	1,205	736	3%
Cost of professional services	54,035	57,975	(855)	4,795	3,940	7%
Total cost of revenue	$95,731	$97,721	$(4,408)	$6,398	$1,990	2%
Percentage of revenue	46%	45%

Cost of license fees includes license royalties, amortization of capitalized software costs and fulfillment. Cost of subscription includes salaries, benefits and bonuses of our cloud operations group, located in the United States and India; stock-based compensation for those employees; hardware and hosting costs; royalties; professional fees; travel expense; and an allocation of information technology and facilities costs. Cost of maintenance and other includes salaries, benefits and bonuses of our support group located around the world; stock-based compensation for those employees; travel expense; professional fees; fulfillment; and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits and bonuses of employees fulfilling service contracts; stock-based compensation for those employees; subcontractor expense; travel expense for services employees; and an allocation of information technology and facilities costs.

Index
Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $31.0 million and $31.1 million for the third quarter of fiscal 2016 and 2015, respectively, and as a percentage of total revenue was 46% and 45% for the third quarter of fiscal 2016 and 2015, respectively. The non-currency related decrease in cost of revenue of $0.1 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to lower services expenses including lower subcontractor costs as a result of subcontractor management as well as lower bonuses which were aligned to lower revenue in the third quarter. These expense reductions were partially offset by higher hosting costs and higher subscription personnel expenses associated with higher subscription revenue.

On a constant currency basis, total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $95.7 million and $91.3 million for the first nine months of fiscal 2016 and 2015, respectively, and as a percentage of total revenue was 46% for both the first nine months of fiscal 2016 and 2015. The non-currency related increase in cost of revenue of $4.4 million, or 5%, for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to higher personnel and hosting costs associated with higher subscription revenue and higher services expenses including personnel partially offset by lower subcontractor costs.

Cost of License Fees.  On a constant currency basis, cost of license fees was $0.8 million and $1.2 million for the third quarter of fiscal 2016 and 2015, respectively, representing a decrease of $0.4 million, or 33%. The non-currency related decrease in cost of license fees of $0.4 million for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was due to lower royalties. Cost of license fees as a percentage of license revenue was 13% and 14% for the third quarter of fiscal 2016 and 2015, respectively.

On a constant currency basis, cost of license fees was $2.7 million and $3.2 million for the first nine months of fiscal 2016 and 2015, respectively, representing a decrease of $0.5 million, or 16%. The non-currency related decrease in cost of license fees of $0.5 million for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was due to lower royalties and lower fulfillment costs.  Cost of license fees as a percentage of license revenue was 13% for each of the first nine months of fiscal 2016 and fiscal 2015, respectively.

Cost of Subscription. On a constant currency basis, cost of subscription was $5.1 million and $4.0 million for the third quarter of fiscal 2016 and 2015, respectively, representing an increase of $1.1 million, or 28%. The non-currency related increase in cost of subscription of $1.1 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to higher hosting costs of $0.7 million and higher salaries and related costs of $0.3 million as a result of higher headcount of approximately 8 people, both of which are to support the growth in our cloud business. We expect to continue investing in our cloud business and, as a result, we expect costs will continue to increase and margins may be impacted. Cost of subscription as a percentage of subscription revenue was 53% and 54% in the third quarter of fiscal 2016 and 2015, respectively. As we achieve efficiencies in our cloud operations we expect to see continued improvement in our subscription margin over the long term, but we also expect volatility in our subscription margin as a result of increased investment necessary to grow our cloud business.

On a constant currency basis, cost of subscription was $15.4 million and $11.8 million for the first nine months of fiscal 2016 and fiscal 2015, respectively, representing an increase of $3.6 million, or 31%. The non-currency related increase in cost of subscription of $3.6 million for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to higher hosting costs of $1.6 million and higher personnel costs of $1.4 million as a result of increased headcount of 8 people, both of which are to support the growth in our cloud business, and higher information technology and facilities allocated costs of $0.4 million. Cost of subscription as a percentage of subscription revenue was 54% and 60% in the first nine months of fiscal 2016 and fiscal 2015, respectively. Excluding the one-time $0.9 million subscription recognition, cost of subscription as a percentage of subscription revenue would have been 56% for the first nine months of fiscal 2016.

Cost of Maintenance and Other.  On a constant currency basis, cost of maintenance was $7.6 million and $7.5 million for the third quarter of fiscal 2016 and 2015, respectively, representing an increase of $0.1 million, or 1%. The non-currency related increase in cost of maintenance of $0.1 million for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to higher salaries and related costs of $0.2 million. Cost of maintenance as a percentage of maintenance revenue was 23% in each of the third quarters of fiscal 2016 and 2015. On a constant currency basis, other costs, consisting of hardware, was $0.3 million and zero in the third quarter of fiscal 2016 and 2015, respectively.

Index
On a constant currency basis, cost of maintenance was $23.1 million and $23.0 million for the first nine months of fiscal 2016 and fiscal 2015, respectively, representing an increase of $0.1 million. The non-currency related increase in cost of maintenance of $0.1 million for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to higher salaries and related costs of $0.4 million partially offset by lower royalties of $0.3 million. Cost of maintenance as a percentage of maintenance revenue was 23% for the first nine months of both fiscal 2016 and fiscal 2015. On a constant currency basis, other costs, consisting of hardware, was $0.5 million and $0.1 million for the first nine months of fiscal 2016 and 2015, respectively.

Cost of Professional Services.  On a constant currency basis, cost of professional services was $17.1 million and $18.4 million for the third quarter of fiscal 2016 and 2015, respectively, representing a decrease of $1.3 million, or 7%. The non-currency related decrease in cost of professional services of $1.3 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was due primarily to lower subcontractor costs of $1.0 million, lower recruiting costs of $0.3 million, lower bonuses of $0.2 million and lower travel of $0.2 million, partially offset by higher salaries and related costs of $0.6 million as a result of higher headcount of approximately 16 people. In addition, the decrease in cost of professional services included lower personnel costs of $0.4 million from other departments supporting services engagements. Cost of professional services as a percentage of professional services revenues was 92% and 87% for the third quarter of fiscal 2016 and 2015, respectively.

On a constant currency basis, cost of professional services was $54.0 million and $53.2 million for the first nine months of fiscal 2016 and 2015, respectively, representing an increase of $0.8 million, or 2%. The non-currency related increase in cost of professional services of $0.8 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was due to higher salaries and related costs of $2.7 million as a result of increased headcount of 16 people and higher information technology and facilities allocated costs of $0.4 million, partially offset by lower subcontractor costs of $1.8 million and lower recruiting costs of $0.3 million. Cost of professional services as a percentage of professional services revenues was 93% and 91% for the first nine months of fiscal 2016 and fiscal 2015, respectively.

Sales and Marketing

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$15,531	$16,421	$(93)	$983	$890	5%
Percentage of revenue	23%	22%

	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$49,658	$50,319	$(2,633)	$3,294	$661	1%
Percentage of revenue	24%	24%

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

On a constant currency basis, sales and marketing expense was $15.5 million and $15.4 million for the third quarter of fiscal 2016 and 2015, respectively, representing an increase of $0.1 million, or 1%. The non-currency related increase in sales and marketing expense of $0.1 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to higher salaries and related costs of $0.3 million and higher travel expense of $0.3 million partially offset by lower commissions of $0.5 million.

Index
On a constant currency basis, sales and marketing expense was $49.7 million and $47.0 million for the first nine months of fiscal 2016 and fiscal 2015, respectively, representing an increase of $2.7 million, or 6%. The non-currency related increase in sales and marketing expense of $2.7 million for first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was due primarily to higher salaries and related expense of $1.5 million, higher travel expense of $0.6 million, higher sales agent fees of $0.4 million, higher stock compensation of $0.4 million, higher expenses of $0.3 million related to our annual Explore user conference and higher information technology and facilities allocated costs of $0.3 million partially offset by lower commissions of $0.8 million.

Research and Development

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$10,193	$10,152	$(514)	$473	$(41)	0%
Percentage of revenue	15%	14%

	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$31,440	$32,249	$(816)	$1,625	$809	3%
Percentage of revenue	15%	15%

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

On a constant currency basis, research and development expense was $10.2 million and $9.7 million for the third quarter of fiscal 2016 and 2015, respectively, representing an increase of $0.5 million, or 5%. The non-currency related increase in research and development expense of $0.5 million for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was due primarily to higher salaries and related expense of $0.2 million and higher information technology and facilities allocated costs of $0.2 million partially offset by lower bonuses of $0.3 million. In addition, research and development employees worked on a higher number of services engagements in the prior year, resulting in lower cost relief for the third quarter of fiscal 2016 of $0.3 million when compared to the same period last year.

On a constant currency basis, research and development expense was $31.4 million and $30.6 million for the first nine months of fiscal 2016 and fiscal 2015, respectively, representing an increase of $0.8 million, or 3%. The non-currency related increase in research and development expense of $0.8 million for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was due primarily to higher salaries and related expense of $0.3 million, higher stock compensation of $0.3 million and higher information technology and facilities allocated costs of $0.2 million partially offset by lower bonuses of $0.5 million. In addition, research and development employees worked on a higher number of services engagements in the prior year, resulting in lower cost relief for the first nine months of fiscal 2016 of $0.4 million when compared to the same period last year.

General and Administrative

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$7,676	$8,295	$337	$282	$619	7%
Percentage of revenue	11%	11%

	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$24,719	$26,464	$775	$970	$1,745	7%
Percentage of revenue	12%	12%

Index
General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $7.7 million and $8.0 million for the third quarter of fiscal 2016 and 2015, respectively, representing a decrease of $0.3 million, or 4%. The non-currency related decrease in general and administrative expense of $0.3 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was primarily due to lower bonuses of $0.3 million, lower professional fees of $0.1 million and lower costs associated with an internal systems upgrade project of $0.1 million partially offset by higher stock compensation of $0.3 million due to higher stock valuations.

On a constant currency basis, general and administrative expense was $24.7 million and $25.5 million for the first nine months of fiscal 2016 and fiscal 2015, respectively, representing a decrease of $0.8 million, or 3%. The non-currency related decrease in general and administrative expense of $0.8 million for first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to lower professional fees of $0.7 million, lower bonuses of $0.5 million and lower costs associated with an internal systems upgrade of $0.4 million partially offset by higher stock compensation of $0.8 million due to higher stock valuations.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million in the third quarter of both fiscal 2016 and 2015, and $0.5 million in the first nine months of both fiscal 2016 and 2015. Amortization expense for all periods was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared		Nine Months Ended
	October 31,	to Prior Period		October 31,	October 31,	to Prior Period		October 31,
	2015	$	%	2014	2015	$	%	2014
(in thousands)
Other (income) expense
Interest income	$(80)	$(24)	-43%	$(56)	$(224)	$(55)	-33%	$(169)
Interest expense	171	(14)	-8%	185	544	(54)	-9%	598
Other (income) expense, net	61	225	137%	(164)	(471)	(415)	-741%	(56)
Total other expense (income)	$152	$187	534%	$(35)	$(151)	$(524)	-140%	$373
Percentage of revenue	0%			0%	0%			0%

Total other expense (income) was $152,000 and $(35,000) for the third quarter of fiscal 2016 and fiscal 2015, respectively. The difference was due to a government incentive funding of $0.2 million paid in the third quarter of fiscal 2015 to one of our subsidiaries.

Total other (income) expense was $(0.2) million and $0.4 million for the first nine months of fiscal 2016 and 2015, respectively. The difference was due primarily to a favorable change of $0.5 million related to the fair market value of the interest rate swap associated with the mortgage on our headquarters.

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

Index
Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior		Three Months Ended	Nine Months Ended	Increase (Decrease) Compared to Prior		Nine Months Ended
	October 31,	Period		October 31,	October 31,	Period		October 31,
	2015	$ %		2014	2015	$ %		2014
(in thousands)
Income tax expense	$729	$(105)	-13%	$834	$1,935	$56	3%	$1,879
Percentage of revenue	1%			1%	1%			1%
Effective tax rate	22%			14%	29%			24%

We recorded income tax expense of $0.7 million and $0.8 million in the third quarter of fiscal 2016 and fiscal 2015, respectively. Our effective tax rate increased to 22% during the third quarter of fiscal 2016 compared to 14% for the same period in the prior year.  The difference in rates is primarily due to lower income before income taxes, jurisdictional mix and the release of contingency reserves in the prior year.

We recorded income tax expense of $1.9 million for the first nine months of fiscal 2016 and 2015, respectively.  Our effective tax rate increased to 29% from 24% for the same period in the prior year. The increase in rates is primarily due to lower income before income taxes, jurisdictional mix and the release of contingency reserves in the prior year.

The Company continues to benefit from operating in foreign locations with lower statutory income tax rates relative to the U.S. federal and state tax rate. This benefit is significantly reduced by withholding taxes and foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share each meet the definition of a non-GAAP financial measure.

We define the non-GAAP measures as follows:

●	Non-GAAP adjusted EBITDA - EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization. Non-GAAP adjusted EBITDA is EBITDA less stock-based compensation expense and the change in the fair value of the interest rate swap.
●	Non-GAAP adjusted EBITDA margins - Calculated by dividing non-GAAP adjusted EBITDA by total revenue.
●	Non-GAAP net income - GAAP net income before stock-based compensation expense, amortization of purchased intangible assets, the change in fair value of the interest rate swap and certain income tax adjustments.
●	Non-GAAP earnings per diluted share - Non-GAAP net income allocated to Class A and Class B shares divided by the weighted average diluted shares outstanding of each class.

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

Index
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

Stock-based compensation expense: We have excluded the effect of stock-based compensation expense from the non-GAAP adjusted EBITDA, non-GAAP net income and non-GAAP earnings per diluted share calculations. Although stock-based compensation expense is calculated in accordance with current GAAP and constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because it is not an expense which generally requires cash settlement by QAD, and therefore is not used by us to assess the profitability of our operations. We also believe the exclusion of stock-based compensation expense provides a more useful comparison of our operating results to the operating results of our peers.

Amortization of purchased intangibles: We amortize purchased intangible assets in connection with our acquisitions. We have excluded the effect of amortization of purchased intangible assets, which include purchased technology, customer relationships, trade names and other intangible assets, from non-GAAP net income and non-GAAP earnings per diluted share calculations, because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe excluding amortization of purchased intangible assets provides a more useful comparison of our operating results to the operating results of our peers.

Change in fair value of the interest rate swap: We entered into an interest rate swap to mitigate our exposure to the variability of one month LIBOR for the floating rate debt related to the mortgage of our headquarters. We have excluded the gain/loss adjustments to record the interest rate swap at fair value from non-GAAP adjusted EBITDA, non-GAAP net income and non-GAAP earnings per diluted share calculations. We believe that these fluctuations are not indicative of our operational costs or meaningful in evaluating comparative period results because we currently have no intention of exiting the debt agreement early; and therefore over the life of the debt the sum of the fair value adjustments will be zero.

Income tax adjustments: Beginning in fiscal 2016, we began to compute and utilize a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisition-related costs, since each of these can vary in size and frequency. When projecting the long-term rate we evaluated four years of historical and expected results excluding the impact of the following non-cash items: stock-based compensation expense, amortization of purchased intangibles and the change in fair value of the interest rate swap. The projected rate assumes no new acquisitions and takes into account other factors including our current tax structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate is 25%. We intend to re-evaluate this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. This long-term rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix, acquisition activity or fundamental tax law changes in major jurisdictions where we operate.

Index
Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share to the most comparable GAAP measures for the three and nine months ended October 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014

Total revenue	$68,037	$74,004	$208,593	$215,539
Net income	2,586	5,090	4,766	5,999
Add back:
Net interest expense	91	129	320	429
Depreciation	980	958	2,953	2,809
Amortization	455	483	1,363	1,467
Income taxes	729	834	1,935	1,879
EBITDA	$4,841	$7,494	$11,337	$12,583
Add back:
Non-cash stock-based compensation	1,881	1,209	5,618	3,794
Change in fair value of interest rate swap	187	214	(164)	321
Adjusted EBITDA	$6,909	$8,917	$16,791	$16,698
Adjusted EBITDA margin	10%	12%	8%	8%

Non-GAAP net income reconciliation
Net income	$2,586	$5,090	$4,766	$5,999
Add back:
Non-cash stock-based compensation	1,881	1,209	5,618	3,794
Amortization of purchased intangible assets	345	374	1,034	1,130
Change in fair value of interest rate swap	187	214	(164)	321
Income tax adjustments	(603)	(449)	(1,622)	(1,311)
Non-GAAP net income	$4,396	$6,438	$9,632	$9,933

Non-GAAP earnings per diluted Class A share reconciliation
Earnings per diluted Class A share	$0.14	$0.31	$0.25	$0.37
Add back:
Non-cash stock-based compensation	0.10	0.08	0.30	0.23
Amortization of purchased intangible assets	0.02	0.03	0.05	0.07
Change in fair value of interest rate swap	0.01	0.01	(0.01)	0.02
Income tax adjustments	(0.03)	(0.03)	(0.08)	(0.08)
Non-GAAP earnings per diluted Class A share	$0.24	$0.40	$0.51	$0.61

Shares used in computing earnings per diluted Class A share	16,308	13,487	16,208	13,474

Non-GAAP earnings per diluted Class B share reconciliation

Earnings per diluted Class B share	$0.12	$0.27	$0.21	$0.31
Add back:
Non-cash stock-based compensation	0.08	0.06	0.25	0.20
Amortization of purchased intangible assets	0.02	0.02	0.05	0.06
Change in fair value of interest rate swap	0.01	0.01	(0.01)	0.02
Income tax adjustments	(0.03)	(0.02)	(0.07)	(0.07)
Non-GAAP earnings per diluted Class B share	$0.20	$0.34	$0.43	$0.52

Shares used in computing earnings per diluted Class B share	3,286	3,265	3,283	3,270

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

Index
At October 31, 2015, our principal sources of liquidity were cash and equivalents totaling $126.6 million and net accounts receivable of $41.2 million. During fiscal 2015 we closed an offering of 2,000,000 shares of Class A common stock. The net proceeds to us from the sale of the stock were $37.0 million after deducting underwriting discounts, commissions and other offering expenses. Subsequent to year end, we closed an additional offering of 450,000 shares of Class A common stock with net proceeds to us of $8.4 million after offering expenses. At October 31, 2015, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 90% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2015.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of October 31, 2015 the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was approximately 60% as of October 31, 2015 and January 31, 2015. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which cash is needed.

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

The following table summarizes our cash flows for the nine months ended October 31, 2015 and 2014, respectively.

(in thousands)	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014
Net cash provided by operating activities	$9,235	$5,031
Net cash used in investing activities	(2,711)	(3,452)
Net cash provided by (used in) financing activities	1,899	(6,450)
Effect of foreign exchange rates on cash and equivalents	(2,328)	298
Net increase (decrease) in cash and equivalents	$6,095	$(4,573)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus payments and income tax payments, and the timing of cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities was $9.2 million for the first nine months of fiscal 2016 compared to $5.0 million for the first nine months of fiscal 2015. The increase in net cash flows provided by operating activities was primarily attributable to the positive effect of changes in accounts receivable due to lower billings and higher collections, partially offset by the negative impact of changes in deferred revenue, other liabilities and accounts payable.

Index
Net cash used in investing activities consisted primarily of capital expenditures of $2.7 million for the first nine months of fiscal 2016 compared to $3.3 million for the first nine months of fiscal 2015. Capital expenditures in the first nine months of fiscal 2016 primarily consisted of computer equipment and capitalized software related to our internal ERP system upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first quarter of fiscal 2016 the underwriters of our prior year stock offering exercised in full an option to purchase additional shares. As a result, 450,000 shares of Class A common stock were issued generating approximately $8.4 million in additional net proceeds.

In the first nine months of fiscal 2016 and 2015 we made dividend payments of $3.9 million and $3.3 million, respectively. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

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

DSO under the countback method was 60 days and 58 days at October 31, 2015 and 2014, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 55 days and 56 days at October 31, 2015 and 2014, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of October 31, 2015 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2015 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015. During the quarter and nine months ended October 31, 2015 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bear interest at a rate equal to one month LIBOR plus 0.75%. At October 31, 2015, the effective borrowing rate would have been 0.94%.

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

As of October 31, 2015, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.19% at October 31, 2015. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2015 was $14.8 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during the fourth quarter of fiscal 2015 and in fiscal 2016 due primarily to the volatility of the euro, Brazilian real and Mexican peso in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts, other material foreign currency denominated derivatives or other financial instruments open as of October 31, 2015.

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

For the nine months ended October 31, 2015 and 2014, 52% and 55%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, 39% and 43% for the nine months ended October 31, 2015 and 2014, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 39%.

Index
For the nine months ended October 31, 2015 and 2014, foreign currency transaction and remeasurement gains totaled $0.1 million and $0.2 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.3 million.

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

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of October 31, 2015 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the October 31, 2015 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.

(Registrant)

Date: December 9, 2015	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)