Form 10-K
period 2016-01-31
QAD INC
filed 2016-04-15
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

As of July 31, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 15,545,076 shares of the Registrant’s Class A common stock outstanding and 3,201,827 shares of the Registrant’s Class B common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2015) was approximately $253 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2016, there were 15,600,527 shares of the Registrant’s Class A common stock outstanding and 3,204,217 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 14, 2016.

QAD INC.
FISCAL YEAR 2016 FORM 10-K ANNUAL REPORT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward-looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” which are incorporated herein by reference, and as may be updated in filings we make from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date of this Annual Report on Form 10-K and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2017.

PART I

ITEM 1.	BUSINESS

ABOUT QAD

We are a leading global provider of vertically-oriented, mission-critical enterprise software solutions for global manufacturing companies across the automotive, life sciences, consumer products, food and beverage, high technology and industrial products industries. Our mission is to deliver best-in-class software that enables our customers to operate more effectively on a global basis. QAD Enterprise Applications enables measurement and control of key business processes and supports operational requirements, including financials, manufacturing, demand and supply chain planning, customer management, business intelligence and business process management. We deliver our software solutions to our customers in a format that best meets their current and future needs in the cloud, on premise or blended. Increasingly, our customers are selecting either a cloud-based deployment or a blended deployment, which is a combination of on-premise and cloud-based software, as they expand their businesses globally and as they recognize the benefits of full featured ERP cloud-based software.

We generated $277.9 million of revenue for our fiscal year ended January 31, 2016 and $295.1 million of revenue for our fiscal year ended January 31, 2015, representing a decrease of 6%. In fiscal 2016, revenue decreased $20.0 million due to the strengthening of the U.S. dollar relative to foreign currencies and on a constant currency basis fiscal 2016 revenue increased $2.7 million when compared to the prior year. Subscription revenue generated $38.8 million in our fiscal year 2016 compared to $28.2 million in our fiscal year 2015, representing growth of 38% over the prior year. Our annualized subscription revenue run rate was approximately $46 million at January 31, 2016.

Over 2,000 manufacturing companies have deployed QAD solutions to run their businesses across approximately 4,000 sites globally. Today, our solutions are used by over 300,000 active users, of which approximately 20,000 are actively using our cloud solutions. We were founded in 1979 and are headquartered in Santa Barbara, California. We employ approximately 1,680 employees throughout our direct operations in 23 countries across the North America, EMEA, Asia Pacific and Latin America regions.

Our Target Vertical Markets

We focus our efforts on delivering mission-critical software solutions to enterprise customers in six core vertical markets within global manufacturing – automotive, life sciences, consumer products, food and beverage, high technology and industrial products:

Automotive: QAD solutions address the needs of global automotive manufacturing companies. Our solutions support industry practices such as the Materials Management Operational Guidelines/Logistics Evaluation

(“MMOG/LE”), used as a framework for supplier review by most global automotive original equipment manufacturers (“OEMs”). Our customer base includes companies serving the global automotive marketplace, especially the tier-1 suppliers in the supply chains of worldwide automotive OEMs worldwide. We deliver unique capabilities to support the collaboration requirements of the automotive OEM suppliers, including the strict quality requirements of OEM’s including Advanced Product Quality Process (“APQP”) and Production Part Approval Process (“PPAP”). Many of our customers use QAD Cloud EDI because it provides a scalable solution which standardizes Electronic Data Interchange (“EDI”) across their global enterprise. QAD Supplier Portal is another product commonly used by our automotive customers. It allows for electronic communication with tier-2 suppliers. QAD helps customers manage supply chain risk in accordance with MMOG/LE and the emerging requirements of ISO/TS-16949. QAD solutions are in use at many of the market-leading automotive parts companies throughout the world that manufacture a broad range of components used in interiors, electrical components, safety systems, bodies and drivetrains.

Life Sciences: QAD solutions support manufacturing companies in the life sciences sector, focusing on the requirements of medical device, pharmaceutical, nutraceutical and biotechnology companies. QAD solutions help global life sciences companies manufacture products in accordance with current Good Manufacturing Practices (“cGMP”) and other standards required by regulators around the world. In addition to cGMP, QAD solutions support many business and regulatory processes specific to the life sciences industry, such as automated quality management, supply chain planning and serialization in support of requirements for Unique Device Identification and the Drug Quality and Security Act. Our customers’ products include such items as defibrillators, ventricular assist systems, artificial joints, prescription medications and contract manufacturing, surgical instruments and packaging for the life sciences industry. QAD’s Cloud ERP for Life Sciences provides life sciences clients with a qualified IT infrastructure as a key building block to help them ensure that they have a solid foundation upon which to base their software validation requirements.

Consumer Products: QAD solutions address the needs of global consumer product manufacturing companies. Consumer products companies manufacture a broad range of items that are purchased by end consumers through various retail channels such as: major retailers, Internet merchants, supermarkets and big-box stores. The manufacturing process for those items is varied and depends on the nature of the item; however, the fulfillment and distribution requirements have significant commonality. Major retailers manage very agile supply chains and are typically very demanding of their suppliers, as they strive to service ever-growing demand from consumers for speed of delivery and variety of products. For example, QAD solutions address the complex replenishment requirements of companies supplying the retail supply chain, including promotional pricing, demand planning, quality compliance and product configuration. Our customers manufacture a broad range of products such as electronics, appliances, home and garden products, cosmetics and jewelry, and sell their products across the globe.

Food and Beverage: The food and beverage industry includes many sub-sectors consisting of fresh, frozen and shelf-stable products. Our solutions support regulatory and quality initiatives such as the US Food Safety Modernization Act (FSMA), hazard analysis, and critical control point analysis, which handle the management of biological, chemical and physical hazards. Our solutions support the product cycle of the food and beverage industry from raw material production, procurement and handling to manufacturing, distribution and consumption of the finished product. QAD’s software is standards-focused to help companies ensure food safety and meet the regulatory requirements in the global markets where our customers operate. We also focus on inventory management throughout the entire supply chain, from procurement of raw materials through to the supermarket shelf. QAD provides solutions for food and beverage companies that manufacture a broad range of products and manage many of the world’s well-known brands. Our customers include global leaders in baking, daily fresh production, beverage production and full process production.

High Technology: QAD solutions are used by many high-technology companies that manufacture a diverse range of products including electronic components, smart cards, telecommunications equipment and test and measurement equipment. High-tech companies often face the challenges of very complex product structures with a need for traceability of parts and processes throughout their entire supply chain, as well as tight control of engineering changes. Many high-tech companies providing complex systems also face the challenge of managing installation and support of equipment after sale in addition to managing field engineering resources. QAD solutions address the requirements of manufacturing items with complex designs and multiple configurations. A high-tech manufacturer can use QAD’s solutions to configure product based on customers’ input; manufacture and assemble product according to a customized specification; and schedule, install and support equipment throughout its lifecycle.

Industrial Products: QAD solutions address the needs of companies making industrial products for many different markets. Companies in this broad market segment face a variety of challenges and have requirements to maintain many manufacturing methodologies, often within the same enterprise. Our solutions support multiple manufacturing methodologies in parallel, including lean manufacturing. The need for traceability of materials from source through to the finished product is often important to our customers, and QAD’s capabilities in traceability and serialization support this feature. QAD’s solutions are also used to support our customers’ needs for environmental compliance. Our customers manufacture products as diverse as machine tools; specialist ceramic materials used in aerospace and defense; and equipment used in the oil and gas industries. This broad segment accounts for the largest group of our customers.

Our focus on these six vertical markets gives us a competitive advantage by providing a solution developed specifically for our target customers, without the complexity and distraction of functionality they don’t want and don’t need. While some ERP vendors provide broader solutions built for many industries, our narrow industry focus allows our customers to implement with fewer configurations and customizations than our competitors require, which we believe typically results in less complex and therefore lower cost and faster implementations. We leverage our vertical market expertise in research and development to meet specific industry needs; in sales, to understand our customer’s unique requirements; in presales, to demonstrate how these requirements are handled in the software; and in services, to apply best practices in optimization of business processes and implementation of the software. Our options of cloud, on-premise and blended deployment enable customers operating in multiple countries to choose a full-featured ERP deployment option that best meets their unique needs.

OUR STRATEGY

QAD envisions a future in which all of our customers operate as Effective Enterprises. We define an Effective Enterprise as one where every business process is working at peak efficiency and is perfectly aligned to achieve our customers’ strategic goals. In support of our vision, we focus on providing complete solutions and expertise that help our customers improve the effectiveness of their business processes in areas such as financial reporting, customer management, manufacturing planning and execution, demand and supply chain planning, supply chain execution, service and support, enterprise asset management, enterprise quality management, transportation management, analytics, interoperability and internationalization. In addition, our software is designed to support global regulatory and business practice requirements that enable our customers to satisfy governmental and industry regulations, while incorporating industry best practices and providing real-time visibility and measurement, in support of continuous business process improvement initiatives.

We build solutions in specific industry segments within manufacturing in order to provide our customers the capabilities they need to run their enterprises effectively without the complexity and excess resource consumption associated with generalist solutions. We focus on those areas within the segments we target where we see potential for increased growth due to manufacturing expansion, cloud adoption, or emerging requirements that we can address.

We have a number of key strategies that we believe will support the achievement of our vision and help drive our continued growth:

Expand our leadership in fully-featured, flexible ERP in the cloud for manufacturing companies. We provide full-featured vertically-focused cloud and on-premise solutions which work well together and independently. Cloud is not simply a deployment option; it is a strategic choice that allows our customers to focus on their customers and products without the distraction of administering their ERP application or infrastructure. We intend to improve our position in the cloud based applications market by continuing to provide high quality offerings that encompass the enterprise class functionality our customers require. Some customers may be reluctant to migrate away from their current on-premise solution to an enterprise cloud computing solution since they have invested substantial resources to implement their current enterprise software into their businesses. However, we believe the industry has been moving, and will continue to move, to the cloud and we believe that QAD Cloud ERP is well positioned as a full-strength solution delivered in the cloud to support global manufacturing companies.

Our recurring revenue base consists of our maintenance and subscription revenues and comprises approximately 62% of revenues for the year ended January 31, 2016. These revenues are generally recurring in nature since they are derived primarily from maintenance, managed services, cloud and other SaaS offerings. We believe that the generally recurring nature of our maintenance and subscription revenues provides us with a more predictable and stable stream of revenues relative to license revenues.

Grow our customer base and expand our footprint within existing customers. We believe our expertise in the core vertical markets that we serve is well suited to meet the growing needs of global manufacturing companies. Our industry-specific solutions, combined with our cloud, on-premise and blended deployment options, enable manufacturing businesses to continue to manage their own growth in the manner that best meets their needs and strategy. Additionally, we believe new manufacturing companies, or companies created through a divestiture from a larger entity, that do not have an existing legacy ERP platform are more likely to adopt our cloud ERP solution when choosing and implementing a new ERP system to run their business. With over 2,000 customers across our core vertical markets and over 300,000 active users, we have an opportunity to increase revenue and deliver additional value to our existing installed base. As the global manufacturing economy grows, our existing customers' businesses will grow and our solutions are designed to help them manage this growth in an effective and efficient manner. We intend to continue to invest aggressively in our direct sales and marketing capabilities to highlight these advantages for prospective new customers.

Focus on global manufacturing and continued product development. Our solutions include capabilities that support operations in multiple geographies working in multiple languages and currencies; and comply with required local regulations and business practices. In today’s enviornment, manufacturing companies operate globally and are seeking a provider who can tailor solutions to the unique needs of their markets, deliver local and global services resources and support local languages while still offering a solution that is cost effective and easy to implement and use. QAD's existing global footprint is a key leverage point for meeting these needs. We are committed to continuous investment in research and development to ensure our products have the necessary capabilities to meet the needs of our global customers and enhance our competitive position in the vertical markets we serve.

Leverage expertise within key vertical markets. QAD employs staff with specific knowledge and experience in the industries in which our customers operate. We provide our solutions to six vertical markets within manufacturing and in those verticals we actively participate in several leading industry associations and pride ourselves on the deep expertise of our staff. Our industry knowledge continues to deepen through regular interaction with our customers. This collective experience and customer interaction allows QAD to develop solutions with specific capabilities that address our customers’ needs.

Enhance customer experience to deliver continuous value and maximize customer retention. We are committed to close engagement with our customers and believe our product and service offerings are integral to the operations of our customers' businesses. We have developed a comprehensive customer engagement process to help assess our customers’ business performance, identify areas for improvement, provide counsel and help deploy our solutions. We strive to engage with every customer on a regular basis, frequently conducting reviews of their business processes and presenting opportunities for improvement. Our deep vertical focus and strong, ongoing customer relationships drive continuous development of industry-specific functionality. As a result, we have maintained retention rates in excess of 90% annually.

QAD SOLUTIONS

QAD products and services support the business processes of global manufacturing companies in our target industries. We continually monitor emerging business requirements and practices as well as regulatory changes and incorporate them into our product and solutions strategies.

Our development focus emphasizes user experience. We strive to deliver solutions that offer comprehensive capabilities while being easy to learn and use. Our goal is to make all capabilities that a particular user needs available with only a few clicks, giving our end users significant gains in efficiency as well as making the user experience more enjoyable.

We have recently launched the “Channel Islands” program to develop a new user experience with enhanced usability for QAD Enterprise Applications. The user interface (“UI”) is written in HTML5 and it is accessible to the user with any standard browser providing seamless access across desktops and mobile devices. The new UI has the ability to co-exist with our existing .NET UI.

As part of the initiative to update the user experience, we restructured the underlying architecture of our solutions so that the business logic and the user interface are separate layers. All business logic is now addressable through standard, documented application program interfaces (“APIs”), which provide the ability to integrate with third-party applications or to easily change the UI. The first phases of this multi-year program have now been delivered.

One important advantage of the program has been a focus on modularity, providing the ability to upgrade the solution by suite, rather than upgrading the entire solution at one time. This enables us to deliver new functionality to our customers in smaller, more manageable segments that allow them to upgrade with less potential risk and operational disruption. The modularity allows us to improve the efficiency of our cloud operations using this simplified upgrade process.

The Channel Islands program supports the Internet of Things (“IoT”) where machines communicate with machines. As an example of the power of the IoT, our customers’ manufacturing equipment could automatically update our solution when products are completed, increasing accuracy and efficiency for the customer.

Smart phones and tablets continue to play an ever-increasing role in our day-to-day life, and our customers are embracing mobile computing to support more facets of their businesses. QAD delivers components of our solution for a variety of mobile platforms. Currently our mobile specific suite includes a requisition approval solution, a mobile business intelligence solution, mobile browse capability and mobile application monitoring tools to support system administrators. Our mobile browse capability allows users to view, filter and sort all data accessible through QAD browses within QAD Enterprise Applications using mobile devices. The Channel Islands UI delivered through the Channel Islands program provides access to QAD Enterprise Applications on mobile devices.

In support of our focus on business process efficiency, we have integrated the ability to generate business process maps for common business processes into our software using the QAD Process Editor tool. This tool simplifies implementations, maps common business processes and facilitates navigation throughout the entire product suite. Within our suite, we also have embedded business process management (“QAD BPM”). QAD BPM allows customers to visualize their business processes; monitor transactional throughput by user, role or stage; and modify those processes to make them more efficient. We see QAD BPM as a critical component in enabling companies to become Effective Enterprises. Using QAD BPM, companies can create business process models, assign task responsibilities and automate workflow, all of which reduce process execution time, improve visibility of active processes, identify bottlenecks and support process improvement.

QAD developed its solutions to allow simple integration with other systems our customers use within their organizations. For example, we enable seamless integration between QAD Enterprise Applications and common browser applications and spreadsheets. QAD solutions also integrate easily with other web applications and web services. Using our Q-Xtend toolset, customers can connect to different software, even when remote, and they can use industry-standard middleware products such as the IBM MQ™ series or the standard connectors built on the Dell Boomi AtomSphere integration platform. QAD resells Dell Boomi as QAD Boomi AtomSphere for integration between QAD Cloud ERP and third-party cloud applications. Robust APIs available through the Channel Islands Program along with QAD Automation Solutions provide additional capability for integration including integration with IoT.

To meet regulatory requirements and the needs of our customers, our cloud delivery centers are certified under the ISO 9001:2008 standard for quality management, the ISO 20,000:2011 standard for service management (SMS), the ISO 27001:2013 standard for information security management (ISMS), the FDA 21 CFR Part 11 requirements for quality management, and the SSAE 16 (SOC I—Type II) requirements for reporting and compliance controls.

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

QAD Enterprise Applications has strong capabilities for addressing global complexities in customers’ business models, such as compliance with local accounting practices and legislation, as well as internal reporting on global performance. QAD Enterprise Applications includes full support for multiple currencies, multiple languages and complex corporate structures such as multiple companies or divisions.

QAD Enterprise Applications is available on premise, in the cloud as QAD Cloud ERP and in a blended model combining both of these deployment alternatives. Blended deployment enables users to transact easily across business entities with a consistent interface and consistent functionality. Companies that have chosen the cloud as a strategic direction but who cannot or do not want to move all locations at one time find a blended deployment model allows them to transition to the cloud with less risk. Another advantage of blended deployment is the ability for the finance function to view individual business unit results and run consolidations that cross both cloud and on premise sites seamlessly, while other users can transact and view inventory in multiple locations irrespective of whether any specific business entity is operating in the cloud or on premise.

QAD Enterprise Applications is comprised of the following software suites:

QAD Financials

QAD Financials provides comprehensive capabilities to manage and control finance and accounting processes at a local, regional and global level. The suite supports multi-company, multi-currency, multi-language and multi-tax jurisdictions, as well as consolidated reporting and budgeting controls. These capabilities give cross-functional stakeholders access to financial reports, enabling faster, more informed decision making while providing robust internal controls. Enterprise Financials includes IFRS and Multi-GAAP support, as well as extensive local tax capture, reporting capabilities and segregation of duties enforcement.

QAD Customer Management

QAD Customer Management enables global manufacturing companies to acquire new customers efficiently, grow revenue through multiple channels and retain customers through superior service and support. QAD Customer Management helps our customers measure the efficacy of marketing campaigns, manage the sales opportunity lifecycle and optimize order and fulfillment processes. Additionally, QAD Customer Management helps our customers anticipate their product demand and improve retention though multiple service channels and the Customer Self Service module. QAD Configurator has the ability to create unique products customized to customer requirements, enabling simple and cost effective controls for mass customization of products. The suite includes the ability to centralize sales order entry, including orders for configured items, and to ship the items from any facility or business entity. QAD Customer Self Service provides a web storefront for our customers to transact sales, which is fully and securely integrated with the rest of QAD Enterprise Applications.

QAD Manufacturing

QAD Manufacturing delivers comprehensive capabilities to support manufacturing business processes, from planning through execution, and provides visibility and control of materials and labor. The suite has capabilities in the areas of planning and scheduling, cost management, material control, shop floor control, quality management and reporting in various mixed-mode manufacturing environments. The manufacturing models supported include Discrete, Repetitive, Kanban (particularly relevant in lean manufacturing practices), Flow, Batch/Formula, Process, Co-products/By-products and Configured Products. The system also includes flexible item attributes that customers can use to track lot characteristics or test results. The Lot Trace Workbench provides insight into any products component genealogy and greatly simplifies product recalls. Automation Solutions allows customers to process inventory movement transactions using bar code equipment, and the solution includes the ability to simplify and combine multiple inventory movements to reduce the amount of data entry and increase accuracy.

QAD Manufacturing enables companies to deploy business processes consistent with their industry’s best practices. The integration between scheduling, planning, execution, quality and materials allows tight control and simple management of processes.

QAD Demand and Supply Chain Planning

QAD Demand and Supply Chain Planning (“QAD DSCP”) is a comprehensive group of applications built on a single unified model to fulfill the materials planning and logistics requirements of global companies. QAD DSCP is supported and developed by our DynaSys operating division. This solution set delivers functionality and capabilities that help enterprises optimize their supply chains to enhance customer satisfaction through timely deliveries. Enterprises can align supply and demand to support the delivery of the right product, to the right place, at the right time and at the most efficient cost. The suite utilizes the DynaSys Single Click Collaborative platform, with the entire planning model running in a memory-resident database supporting real-time planning. The suite supports planning for demand, production, procurement, distribution and global sales and operations planning. Customers have used this solution with data sets that exceed a million SKUs.

QAD Demand and Supply Chain Planning addresses both simple and complex networks and customers have the ability to add more advanced functionality as the enterprise grows. Collaborative portals are available for both demand and supply sides to help ensure rapid communication of demand or supply fluctuations and to enable collaborative planning.

QAD Supply Chain Execution

QAD's Supply Chain Execution suite includes tools to support inventory and warehouse management in either simple or complex warehousing environments. QAD Warehousing supports complex warehouse-management techniques such as bulk, batch and wave picking, as well as multiple put away methods including calculations based on required space. It manages reusable packaging and containers to help eliminate waste and reduce costs. Additionally, QAD Enterprise Applications manages consignment inventory for both consignors and consignees, and supports strategic sourcing and purchasing. The system manages distribution requirements planning to optimize and balance inventories at multiple distribution centers to enable quick and cost effective demand fulfillment. QAD also offers QAD Supplier Portal and QAD EDI for facilitation of communication and collaboration with members of a supply chain. These two solutions are offered on a subscription basis only.

QAD Transportation Management

QAD markets transportation solutions directly to our existing customers as part of QAD Enterprise Applications, and to the general market through our Precision division. QAD Transportation Management facilitates correct documentation and control for moving shipments across borders. Transportation Management allows companies to manage and optimize outside carriers for shipments including parcel, less than truckload, full truckload and container shipments whether using land, sea or air carriers. Compliance and risk management enables companies to comply with regulations concerning denied parties and controls of dangerous substances.

QAD Service and Support

QAD Service and Support enables exceptional after-sale customer service and support for companies that commission and support complex systems. The integration from customer demand through manufacturing to installation and support affords companies great efficiency in managing their business processes. QAD Service and Support handles service calls, manages service queues and organizes mobile field resources to promote customer satisfaction. It also provides extensive project management support, helping organizations track materials and labor against warranty and service work; compare actual costs to budget; and generate appropriate invoicing.

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

The suite consists of QAD Reporting Framework, which provides powerful yet simple reporting and real-time visibility with ad hoc inquiries; Operational Metrics, which enables companies to define and monitor key performance indicators using data tracked within the system; and QAD Business Intelligence, which allows for dynamic analysis and trend reporting across multiple data sources. With Mobile Framework, customers can also access QAD Business Intelligence using mobile devices. Additionally, we offer a mobile browse function that allows users to view, filter and sort all data accessible to QAD Browses using mobile devices.

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

QAD Interoperability

QAD Enterprise Applications uses a services-oriented architecture, allowing customers to integrate QAD Enterprise Applications with other non-QAD core business applications easily. Through our QAD Q-Xtend toolset, we promote open interoperability with comprehensive application program interfaces (“APIs”) and published events. These offer QAD customers a choice of solutions in their operating environments. In addition, we resell the Dell Boomi integration platform as QAD Boomi AtomSphere. This provides a comprehensive platform for managing integrations to many cloud and on premise products, making whole enterprise integration easier for QAD customers.

QAD Internationalization

QAD supports companies that manufacture and distribute their products around the world. When a global company expands its operations, it often needs to accommodate local languages, local accounting standards and local business practices. Operating in different countries also requires access to specific local software, such as that used to interface to banks in their country of operation. QAD supports the requirements of 47 different countries with its internationalization capabilities.

Customer Support and Product Updates Provided via Our Maintenance and Cloud Offerings

Customer support services include internet and telephone access to technical support personnel located in our global support centers. Through our support service, we provide the resources, tools and expertise needed to maximize the use of our Enterprise Applications. Customers active on mainternance or cloud are also entitled to receive product upgrades and enhancements on a when-and-if available basis. Customer support services and product enhancements are provided to our on-premise customers via our maintenance offering and to our cloud customers as part of their monthly subscription fee.

As part of our maintenance and cloud offerings, we provide access to an extensive knowledge database, online training materials, a virtual training environment, remote diagnostics and our software download center via our online support site. Our global support professionals in our support centers around the world focus on quickly resolving customers’ issues, maintaining optimal system performance and providing uninterrupted service for complete customer satisfaction. In addition, we provide other products, including operational metrics, workbenches and monitoring tools. Customers have access to these products at no additional fee, provided they have a current maintenance or cloud agreement in place with QAD.

QAD also has a global cloud operations group dedicated to support QAD Cloud ERP. Located primarily in the U.S. and India, they manage the day-to-day operations of our cloud solutions as well as act as the control point for activities related to elements of the cloud. The global cloud operations group maintains our cloud environment, including customizations, conversions and upgrades to QAD Cloud ERP.

Generally, our on-premise customers purchase maintenance when they acquire new licenses and our maintenance retention rate is more than 90%. Our maintenance and other revenue represented 48%, 48% and 52% of our total revenues in fiscal 2016, 2015 and 2014, respectively. Our maintenance revenue can be impacted by customers converting to QAD Cloud ERP. When customers convert to QAD Cloud ERP, they no longer contract for maintenance as those support services and unspecified updates are included as a component of the subscription offering. Our cloud revenue represented approximately 11%, 8% and 6% of our total revenues in fiscal 2016, 2015 and 2014, respectively, and our cloud customer retention rate is also in excess of 90%. We track our retention rate by calculating the annualized revenue of customer sites with contracts expected to be renewed during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate.

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

QAD’s Global Services group includes 425 consultants located throughout the world, augmented by a global network of certified partners. Our consulting ecosystem spans over 80 countries. QAD consultants and partners are trained on our best practice implementation methodologies and have obtained certifications of proficiency in multiple areas. We offer a complete portfolio of services, delivered to consistent standards across the globe. Working in tandem with our partners, we support national, multi national and global projects on behalf of QAD customers.

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

QAD’s principal methodology for deployment of solutions is called QAD Easy On Boarding (“EOB”). EOB has been designed to make deployment of QAD solutions on-premise or in the cloud standardized and efficient. EOB features predefined industry process models built into the products themselves as well as implementation guides and scripts, all based on our experience with best practice standards. With EOB, ERP implementation can be faster than more traditional approaches.

QAD Global Services focuses on assisting customers in the following activities:

Implementations and Migrations – Supporting customers with the initial implementation of QAD Enterprise Applications. QAD Global Services has particular expertise in global implementations harnessing the entire QAD Global Services ecosystem to provide ‘on the ground’ support wherever customers need, or by leveraging QAD’s global shared resource centers. QAD Global Services deploys our applications both on-premise and in the cloud. In addition, QAD Global Services has the experience to assist new customers in migration from other ERP systems. This service includes data conversions as well as process design change management.

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

Systems Management – QAD Global Services delivers a range of services to support technical management of systems and performance monitoring for those customers who choose on-premise deployment.

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

QAD’s network of employees, consultants and partners knows QAD Software best. They diagnose issues preventing businesses from running efficiently and prescribe steps to maximize the benefits of QAD Enterprise Applications. These QAD experts offer what outside consultants cannot - a combination of a deep understanding of the industries in which our customers operate, the functionality of the QAD solution portfolio and the proven experience of helping customers leverage our software to become more Effective Enterprises. We offer a full range of program management, project management, industry consulting and technical services certified in our products and QAD Global Services methodologies.

QAD GLOBAL PARTNER NETWORK

The QAD Global Partner Network is an ecosystem of strategic partnerships and alliances with solution providers, consultants, software and database developers, technology providers, independent software vendors, system integrators and service organizations worldwide. QAD has approximately 130 partners of varying size and complexity, delivering sales support, solutions and services. From major territories to remote geographies, QAD cultivates long-term relationships with partners that deliver value to our customers through their industry knowledge and expertise.

TECHNOLOGY

QAD Enterprise Applications was designed to achieve our vision for global manufacturing companies to effectively run their business processes at peak efficiency, in alignment with their company strategic goals. We have chosen the best technologies to aspire to our vision, focusing on user experience, integration, business services, analytics, databases and deployment flexibility. We embrace ‘openness’ as a core principle of our designs, aiming to allow customers freedom of choice with regard to device, operating systems and hardware platforms when deploying their software applications. The core of QAD Enterprise Applications is built on a services-oriented architecture, which allows QAD Enterprise Applications’ components to communicate with one another through industry-standard messaging techniques like Representation State Transfer (“REST”) services. This allows customers to exploit the full benefit of QAD’s open architecture for their businesses.

QAD Enterprise Applications core business logic has been developed in the OpenEdge programming environment and relational database provided by Progress Software Corporation. Our solutions also include components of Oracle’s Java environment for integration into web and mobile infrastructure. We offer a rich user experience using the Microsoft .NET framework. QAD Enterprise Applications supports most commercial operating systems, including most common LINUX-derived operating systems, Windows Server System and most proprietary versions of UNIX including Hewlett Packard’s HP/UX and IBM’s AIX. Where practical, QAD uses open industry standards to collaborate and integrate QAD Enterprise Applications with other systems.

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

QAD combines our technologies to provide a comprehensive cloud solution for our customers. Our cloud architecture encompasses infrastructure provisioning and application deployment, management, monitoring and security; providing a world class development operations (“DevOps”) practice built around Information Technology Infrastructure Library (“ITIL”) standards.

PRODUCT DEVELOPMENT

The technology industry is characterized by rapid technological change in computer hardware, mobile devices, operating systems and applications, and the rapid expansion of the Internet of Things. In addition, our customers’ requirements and preferences rapidly evolve, as do their expectations of the performance and user experience of our software. We maintain a global research and development organization that provides new product enhancements to the market on a semiannual basis in order to swiftly respond to these changes.

The software industry is undergoing a transition from selling licenses to on-premise customers to selling cloud-based solutions which include more social and mobile computing capabilities. In fiscal 2016 we continued to transition our business model by expanding our cloud-based offerings with a robust set of monitoring and management tools and introduced our latest user experience in the sales processing area of the product suite to a select set of cloud based early-adopter customers. This offering is designed to give our customers even more value and flexibility to use our product suite with a secure browser from anywhere the user has connectivity. It also allows our customers to connect our suite to other applications through web services with a rich set of API’s.

We dedicate considerable technical and financial resources to research and development to continually enhance and expand our product suite in support of the vertical markets that we serve. For example, in fiscal 2016, we continued our internationalization program in support of the expansion of our global customers. As we ended fiscal 2016 we were supporting our customers in over 70 countries with a single solution managed and maintained by QAD’s research and development organization. We added major functionality in all areas of the product and have enhanced our shop floor automation offering.

We operate a global research and development organization comprised of 370 R&D employees located in offices in the United States, India, China, Ireland, Australia, France, Belgium, Spain and Great Britain. Our research and development expenses totaled $41.2 million, $42.3 million and $41.2 million in fiscal years 2016, 2015 and 2014, respectively. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities when we require additional resources or specific skills or knowledge. As needed, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs. We routinely translate our product suite into fourteen languages and through our internationalization program we support mandatory governmental regulations and reporting requirements for over 70 countries. This is all accomplished through a single offering for our customers in the cloud or on premise, allowing them to run their businesses using a consistent business model with a deployment model of their choice.

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

SALES AND MARKETING

QAD sells its products and services through direct and indirect sales channels located throughout the regions of North America; Latin America; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. Each region leverages global standards and systems to enhance consistency when interacting with global customers. Additionally, we have a global strategic accounts team, which is responsible for managing QAD’s largest global customers across regions. Our sales cycle varies depending on the specific application being sold; the size and complexity of the customer’s business and information technology environment; and other factors.

Our direct sales organization includes approximately 70 commissioned sales people. Incentive pay is a significant portion of the total compensation package for our sales staff. We continually align our sales organization and business strategies with market conditions to maintain an effective sales process. We cultivate the industries we serve within each territory through marketing, local product development and sales training.

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

Our marketing strategy is to differentiate our offering by focusing on our role in providing value by helping our customers achieve the vision of the Effective Enterprise. Our main marketing objective is to leverage the measurable success in business outcomes our customers have achieved to increase awareness and drive leads. We do this by openly and consistently communicating with QAD customers, prospects, partners, investors and other key audiences. We reach these audiences through many channels, including globally integrated marketing campaigns, which are frequently executed at the regional and local levels; media and analyst relations; customer events; web-based communications; social media; sales tool development and field support.

COMPETITION

The markets for our on-premise and cloud offerings are highly competitive, fragmented and subject to rapid changes in technology as new products and services are introduced and new companies emerge, expand or are acquired. We compete with both enterprise software application vendors and cloud computing application services providers.

In the on-premise space, we compete primarily with larger ERP vendors, such as SAP, Oracle and Infor who hold significant market share of the traditional ERP marketplace. These companies have broad market footprints developing applications targeted at many industries, not just manufacturing, and often focus heavily on positioning their size as an advantage. We typically differentiate against these companies based on the specific industry focus of our solutions as well as our customer focus. Internationally, we face competition from local companies as well as the large ERP competitors, many of which have products tailored for those local markets.

In the cloud space, we compete with both large ERP vendors and cloud computing application service providers. Smaller cloud computing ERP vendors have so far targeted the lower end of the manufacturing supply chain market where companies operate in a single plant or single currency environment focusing mainly in the U.S. domestic market. Most ERP vendors today have some focus on cloud solutions, in addition to on-premise sales, which creates an environment in which we face competition from a variety of vendors that address one or more of our applications. In addition, other vendors that provide services in different markets may develop solutions in our target markets and some potential customers may elect to develop their own internal solutions.

We believe the key competitive factors in our markets are:

•	customer focus
•	customer outcomes
•	total cost of ownership
•	performance and reliability
•	security
•	solution breadth and functionality
•	technological innovation
•	usability
•	ability to tailor and customize services for a specific company, vertical or industry
•	compatibility between products and services deployed within on-premise IT environments and public cloud IT environments
•	speed and ease of deployment, use and maintenance; and
•	financial resources and reputation of the vendor.

EMPLOYEES

As of January 31, 2016, we had 1,680 full-time employees, including 780 in support, subscription and professional services, 370 in research and development, 310 in sales and marketing and 220 in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees in our Netherlands, France and Belgium subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union.

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands and we maintain programs to protect and grow our rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information.

SEASONALITY

Our fourth quarter has historically been our strongest quarter for new business and maintenance renewals. For a more detailed discussion, see the “Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow” discussion in Management’s Discussion and Analysis.

SEGMENT REPORTING

We operate in a single reporting segment. Geographical financial information for fiscal years 2016, 2015 and 2014 is presented in Note 12 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

We may be unable to accurately predict growth in our cloud business.

Our cloud customers typically enter into subscription agreements with a term of 12 to 60 months. Our customers have no obligation to renew their subscriptions after the expiration of their initial subscription period, and some customers elect not to renew. Growth in our cloud business may be affected by our ability to maintain high retention rates and sell additional features and services to our current customers, which could depend on a number of factors, including customers’ satisfaction with our products and services, the prices of our offerings and general economic conditions. We cannot provide assurance that our subscriptions will be renewed at the same or higher levels of service, for the same number of users or for the same duration of time, if at all, or that we will be able to accurately predict future customer retention rates. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, the rate at which our cloud business grows may decline and our revenue may be reduced.

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

Regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information are expanding and becoming more complex. Many federal, state and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, disclosure and retention of personal information. These and other requirements could reduce demand for our products and solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our products and solutions in certain locations or our customers' ability to deploy our solutions globally. This impact may be more significant in countries with legislation that requires data to remain localized “in country”, as this could require us or our customers to establish data storage in other jurisdictions or apply local operational processes that are difficult and costly to integrate with global processes.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act passed in Germany. The European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain legal requirements for the transfer of personal data from the EU to the U.S. While the European Commission has introduced the EU-U.S. Privacy Shield as a new legal mechanism for transatlantic data flows replacing the U.S.-EU Safe Harbor framework, the invalidation of the U.S.-EU Safe Harbor framework has increased the risk of additional regulation, costs of compliance and limitations on data transfer for us and our customers. The costs of compliance with such international laws, regulations and standards may limit the use and adoption of, and reduce overall demand for, our solutions, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales, thereby harming our business.

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

Our focus on cloud services may result in the loss of other business opportunities and negatively impact our revenue growth.

We have focused our sales force, management team and other personnel toward growing our cloud business. This strategic direction and redirection of resources could potentially result in the loss of sales opportunities in our traditional license, maintenance and services businesses. If our cloud business does not grow in accordance with our expectations and we are not able to cover the shortfall with other sales opportunities, then our business could be harmed. Although the subscription model used for our cloud business is designed to create a recurring revenue stream that is more predictable, the shift to this model may reduce our license sales, spread revenue over a longer period and negatively affect future maintenance and services revenue.

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

Our maintenance retention rate is dependent upon a number of factors such as our ability to continue to develop and maintain our products, our ability to continue to recruit and retain qualified personnel to assist our customers, and our ability to promote the value of maintenance for our products to our customers.

Our maintenance retention rate is also dependent upon factors beyond our control such as technology changes and their adoption by our customers, budgeting decisions by our customers, changes in our customers’ strategy or ownership and plans by our customers to replace our products with competing products. If our maintenance retention rate were to decrease, our revenue and results of operations would be adversely affected.

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

Our tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in jurisdictional revenue mix;
•	Changing tax laws, regulations and interpretations thereof;
•	Changes in tax rates;
•	Changes to the valuation allowance on deferred tax assets; and
•	Assessments and any related tax, interest or penalties.

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

We rely on a combination of protections provided by applicable copyright, trademark, patent and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our rights in our software and related materials and information. We enter into licensing agreements with each of our On-Premise customers and these agreements provide for the non-exclusive use of QAD Enterprise Applications. Our license contracts contain confidentiality and non-disclosure provisions, a limited warranty covering our applications and indemnification for the customer from infringement actions related to our applications. In addition, we generally license our software to end-users in both object code (machine-readable) and source code (human-readable) formats. While this practice facilitates customization, making software available in source code also makes it possible for others to copy or modify our software for impermissible purposes.

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

Our operations and performance are subject to the risks arising from worldwide economic conditions, which are themselves impacted by other events, such as financial crises, natural disasters and political turmoil. In particular, the negative impact of economic conditions on manufacturing companies could have a substantial adverse effect on our sales, because our products are focused on supporting manufacturing companies. Ongoing uncertainty about current global economic conditions may result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition as manufacturing companies may delay, reduce or forego spending in response to declining asset values, tight credit, high unemployment, natural disasters, political unrest and negative financial news. Such economic conditions may also result in our customers extending their payment periods or experiencing reduced ability to pay amounts owed to us. Uncertainty about current global economic conditions could also increase the volatility of our stock price. If any of the foregoing occurs, our results of operations may be adversely affected.

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

We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results may be negatively affected by fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies, including the euro, Brazilian real, Mexican peso, British pound and Swiss franc relative to the United States dollar can significantly and adversely affect our revenues, expenses and operating results.

Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A change in these principles can have a significant impact on our reported results and may even retroactively affect previously reported transactions. The adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

The U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

We are exposed to fluctuations in the market values of our investments

Given the global nature of our business, we have investments both domestically and internationally. Credit ratings and market values of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, foreign exchange rates, or other factors. As a result, the value or liquidity of our cash equivalents and marketable securities could decline, thus adversely affecting our financial condition and operating results.

The market for our Class A and Class B common stock is volatile

Our stock price could become more volatile and investments could lose value.

The market price of our common stock and the number of shares of each class traded each day has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

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

The trading market for our common stock depends in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

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

While we were able to determine in our management’s report for fiscal 2016 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

Our Class B common stock has one vote per share and our Class A common stock has 1/20th vote per share. Stockholders who hold shares of our Class B common stock together held approximately 80% of the voting power of our outstanding capital stock as of January 31, 2016. As of January 31, 2016, Karl Lopker and Pamela Lopker jointly and beneficially owned approximately 43% of the outstanding shares of our Class A and Class B common stock, representing approximately 60% of the voting power of our outstanding capital stock. Currently they have sufficient voting control to determine the outcome of a stockholder vote concerning:

•	The election and removal of all members of our board of directors;
•	The merger, consolidation or sale of the Company or all of our assets; and
•	All other matters requiring stockholder approval, regardless of how our other stockholders vote their shares.

In addition, the holders of our Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 20-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 5% of all outstanding shares of our Class A common stock. This concentrated control will limit the ability of our Class A stockholders to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

This concentrated control limits the ability of our other stockholders to influence corporate matters and also limits the liquidity of the shares owned by other stockholders. Should the interests of Karl Lopker and Pamela Lopker differ from those of other stockholders, the other stockholders may not be afforded the protections of having a majority of directors on the board who are independent from our principal stockholders or our management. For example, Karl Lopker’s and Pamela Lopker’s concentrated control could discourage others from initiating potential merger, takeover or other change of control transactions; and, transactions could be pursued that our other stockholders do not view as beneficial. As a result, the market price of our Class A and Class B common stock could be adversely affected.

We are not required to comply with certain corporate governance rules of NASDAQ that would otherwise apply to us as a company listed on NASDAQ because we are a controlled company.

Specifically, we are not required to have a majority of independent directors or a compensation committee comprised solely of independent directors; select, or recommend for the board’s selection, director nominees by a majority of independent directors or a nominating committee comprised solely of independent directors; determine officer compensation by a compensation committee comprised solely of independent directors or by a majority of the board upon recommendation of a compensation committee comprised solely of independent directors; and satisfy certain responsibilities of the compensation committee prior to retaining or receiving advice from a compensation consultant, legal counsel or other advisor to the compensation committee.

Provisions in the Company's charter documents or Delaware law could discourage a takeover that stockholders may consider favorable.

Our Certificate of Incorporation contains certain other provisions that may have an “anti-takeover” effect. The Certificate of Incorporation contains authority for the Board to issue up to 5,000,000 shares of preferred stock without stockholder approval. Although the Company has no present intention to issue any such shares, we could issue such shares in a manner that deters or seeks to prevent an unsolicited bid for us. The Certificate of Incorporation also does not provide for cumulative voting and, accordingly, a significant minority stockholder could not necessarily elect any designee to the board of directors. In addition, Section 203 of the Delaware Corporation Law may discourage, delay, or prevent a change in control of us by imposing certain restrictions on various business combinations. Furthermore, our dual class structure concentrates the voting power of our stock in a small group of stockholders who would have the ability to control the outcome of a stockholder vote. As a result of these provisions in the Company's Certificate of Incorporation, including our dual class structure, and Delaware law, our stockholders may be deprived of an opportunity to sell their shares at a premium over prevailing market prices and it would be more difficult to replace our directors and management.

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

We have hired personnel in countries where advanced technical expertise and other expertise are available at lower costs to improve our cost structure. We may experience increased competition for employees in these countries as the trend toward globalization continues, which may negatively affect our employee retention efforts and increase our expenses in an effort to offer a competitive compensation program.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

QAD’s corporate headquarters are located in Santa Barbara, California. The corporate headquarters are owned by QAD and consist of approximately 120,000 square feet situated on 28 acres of land.

In addition to the corporate headquarters, QAD owns a facility in Dublin, Ireland and leases over 25 offices throughout the world with lease agreements ending on various dates through fiscal year 2026. QAD’s leased properties include offices in the United States, Belgium, France, Germany, Ireland, Italy, Poland, Spain, The Netherlands, United Kingdom, Australia, China, India, Japan, Singapore, Thailand, Brazil and Mexico. QAD will seek to review lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.

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

	QADA		QADB
	Low Price	High Price	Low Price	High Price
Fiscal 2016:
Fourth quarter	$17.63	$27.04	$15.33	$23.27
Third quarter	23.36	27.56	18.04	23.43
Second quarter	22.17	28.71	19.50	23.17
First quarter	18.70	25.99	16.30	21.98
	QADA		QADB
	Low Price	High Price	Low Price	High Price
Fiscal 2015:
Fourth quarter	$17.05	$22.99	$14.51	$20.00
Third quarter	17.57	21.76	15.21	18.50
Second quarter	17.88	23.07	15.06	19.62
First quarter	17.07	21.65	15.00	18.95

Holders

As of March 31, 2016, there were approximately 223 shareholders of record of our Class A common stock and approximately 192 shareholders of record of our Class B common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividends

We declared four quarterly cash dividends in fiscal 2016 of $0.072 and $0.06 per share of Class A and Class B stock, respectively. Continuing quarterly cash dividends are subject to profitability measures, liquidity requirements of QAD and Board discretion.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The line graph below compares the annual percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on an annual basis, for the period beginning January 31, 2011 and ending January 31, 2016.

The graph assumes that $100 was invested in QAD common stock on January 31, 2011 and that all dividends were reinvested. Historic stock price performance has been restated to reflect the effect of the Recapitalization for all periods presented. Historic stock price performance should not be considered indicative of future stock price performance.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

$300
$250
$200
$150
$100
$50
$0
1/11
1/12
1/13
1/14
1/15
1/16
QADA
QADB
NASDAQ Composite Total Return Index
NASDAQ Computer Index

Measurement Periods (Annually from Fiscal Year 2011 through Fiscal Year 2016)	QADA	QADB	NASDAQ Composite Total Return Index	NASDAQ Computer Index
01/31/11	100.00	100.00	100.00	100.00
01/31/12	154.16	150.34	104.21	106.14
01/31/13	172.71	152.29	116.37	110.99
01/31/14	232.26	196.85	151.99	142.16
01/31/15	250.61	215.96	171.67	168.18
01/31/16	242.73	202.13	170.88	175.75

ITEM 6.	SELECTED FINANCIAL DATA
	Years Ended January 31
	2016 (1)	2015 (2)	2014	2013	2012
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenue:
License fees	$29,891	$40,917	$36,176	$31,260	$33,166
Subscription Fees	38,806	28,217	19,406	14,838	9,787
Maintenance and other	132,962	141,295	139,557	138,563	137,659
Professional services	76,193	84,672	71,172	67,511	66,646
Total revenue	277,852	295,101	266,311	252,172	247,258
Operating income	10,171	15,985	9,403	11,808	17,892
Net income	$8,912	$12,946	$6,386	$6,639	$10,784
Basic net income per share:
Class A	$0.49	$0.84	$0.42	$0.44	$0.69
Class B	$0.41	$0.70	$0.35	$0.37	$0.58
Diluted net income per share:
Class A	$0.47	$0.79	$0.41	$0.42	$0.67
Class B	$0.40	$0.68	$0.34	$0.35	$0.56
Dividends declared per common share:
Class A	$0.29	$0.29	$0.29	$0.58	$0.26
Class B	$0.24	$0.24	$0.24	$0.48	$0.22
BALANCE SHEET DATA:
Cash and equivalents	137,731	120,526	75,984	65,009	76,927
Working capital	86,791	69,757	20,644	10,276	22,877
Total assets (3)	286,413	282,228	233,672	224,807	217,004
Current portion of long-term debt	422	406	389	372	321
Long-term debt	14,258	14,680	15,085	15,474	15,813
Total stockholders’ equity (3)	127,011	110,565	63,064	57,057	60,874
(1)	Fiscal year 2016 includes an issuance of 450,000 shares of class A common stock at $20.00 per share for net proceeds to the company of $8.4 million after deduction offering expenses as a result of an option to purchase additional shares exercised in full by the underwriters related to the stock issuance described in note (2) below.
(2)	Fiscal year 2015 includes an issuance of 2,000,000 shares of Class A common stock at $20.00 per share for net proceeds to the Company of $37.0 million after deducting offering expenses.
(3)	The consolidated balance sheets for the fiscal years ended January 31, 2015, 2014, 2013 and 2012 have been revised from previously reported amounts for the correction of an immaterial error. The revision relates to two non-recurring foreign entity transactions from fiscal 2004. For further information regarding the revision, see Note 3 “Income Taxes” within Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

BUSINESS OVERVIEW

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a leading global provider of vertically-oriented, mission-critical enterprise software solutions for global manufacturing companies across the automotive, life sciences, consumer products, food and beverage, high technology and industrial products industries. Our mission is to deliver best-in-class software that allows our customers to operate more effectively on a global basis. QAD Enterprise Applications enables measurement and control of key business processes and supports operational requirements. We deliver our software solutions to our customers in a format that best meets their current and future needs - either in the cloud, on premise, or blended. Increasingly, our customers are selecting a cloud-based deployment as they expand their businesses globally and as they recognize the benefits of full featured ERP cloud-based software.

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

We have four principal sources of revenue:

•	License purchases of Enterprise Applications;
•	Subscription of Enterprise Applications through our cloud offering in a Software as a Service (“SaaS”) model as well as other hosted applications;
•	Maintenance and support, including technical support, training materials, product enhancements and upgrades;
•	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In fiscal 2016, approximately 46% of our total revenue was generated in North America, 30% in EMEA, 17% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At January 31, 2016, we employed approximately 1,680 employees worldwide, of which 630 employees were based in North America, 500 employees in EMEA, 470 employees in Asia Pacific and 80 employees in Latin America.

Our customer base and our target markets are primarily global manufacturing companies; therefore, our results are heavily influenced by the state of the manufacturing economy on a global basis. As a result, our management team monitors several economic indicators, with particular attention to the Global and Country Purchasing Managers’ Indexes (“PMI”). The PMI is a survey conducted on a monthly basis by polling businesses that represent the makeup of respective sectors. Since most of our customers are manufacturers, our revenue has historically correlated with fluctuations in the manufacturing PMI. Global macro economic trends and manufacturing spending are important barometers for our business, and the health of the U.S., Western European and Asian economies have a meaningful impact on our financial results.

Our business model is evolving as evidenced by subscription fees exceeding license fees in fiscal 2016. We continue to assess current business offerings and introduce more flexible license and service offerings in the cloud which have ratable revenue streams. The accounting impact of these cloud offerings and other business decisions are expected to result in an increase in the percentage of our recurring revenue, making for more predictable revenue over time, while correspondingly reducing our upfront perpetual license revenue stream. Recurring revenue, which we define as subscription revenue and maintenance revenue, made up approximately 62% of total revenue in fiscal 2016. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility in how customers gain access to and pay for our products. We expect this business model transition will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time.

FISCAL 2016 OPERATING RESULTS

To provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results. In the tables below, we present the change based on actual results in reported currency and in constant currency (in thousands):

	Year Ended January 31, 2016	Year Ended January 31, 2015	Favorable (Unfavorable) Change in Constant Currency	Favorable (Unfavorable) Change due to Currency Fluctuations	Total Favorable (Unfavorable) Change as Reported
Total revenue	$277,852	$295,101	$2,669	$(19,918)	$(17,249)
Cost of revenue	126,562	131,630	(2,961)	8,029	5,068
Gross profit	151,290	163,471	(292)	(11,889)	(12,181)
Operating expenses	141,119	147,486	(1,043)	7,410	6,367
Income from operations	$10,171	$15,985	$(1,335)	$(4,479)	$(5,814)

In fiscal 2016, our total revenue was adversely impacted by the strengthening of the U.S. dollar relative to other currencies. Approximately 54% of our total revenue is generated outside the U.S. and we expect that a significant portion of our business will continue to be conducted in currencies other than the U.S. dollar, particularly the euro. Total revenue for fiscal 2016 decreased by 6% to $277.9 million, including an adverse currency impact of $19.9 million. In constant currency, total revenue increased by $2.7 million, driven primarily by higher subscription revenue from our cloud offering. Income from operations declined to $10.2 million, including an adverse currency impact of $4.5 million. In constant currency, income from operations declined by $1.3 million primarily due to lower services margins.

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In fiscal 2016, license revenue decreased by 27% to $29.9 million. On a constant currency basis license revenue decreased by $8.5 million, or 21%. During fiscal 2016 the number of license orders was consistent with the prior year, yet the deal size was lower. As we focus more on selling our products in the cloud and as cloud revenue increases we expect license revenue to decline.

At times, our license revenue is impacted by deferrals. When we enter into a multi-element transaction with fixed fee services or when we sell licenses for additional users under a pricing model that does not satisfy vendor specific objective evidence (“VSOE”) requirements, we may be required to recognize license revenue ratably over the longer of the maintenance period or expected services implementation timeframe rather than recognizing license revenue at the time of sale. Additionally, if at the time of the license sale we have not finalized the services agreement, we will defer the entire arrangement until the services agreement is signed.

Our success in closing license deals for existing customers, new customers that are affiliates of existing customers, and customers that have employees with historical experience working with QAD tends to be higher than with new customers that have no QAD affiliations. As a result, we place increased focus on these opportunities. A majority of our license revenue is generated from existing customers and their affiliates. We believe global economic volatility will continue to shape customers’ and prospects’ buying decisions, making it difficult to forecast sales cycles for our products and the timing of large software license sales. In addition, we encourage and promote sales of our products in the cloud and as cloud revenue increases, we expect license revenue to decrease.

Subscription Revenue. Subscription revenue consists of monthly fees from customers to access our products via the cloud and other subscription offerings. Our cloud offering typically includes access to QAD software, hosting, support and product updates, if and when available. Included in subscription revenue are the fees for transition services such as set up, configuration, database conversion and migration. Sales of our QAD Cloud ERP represented over 80% of our total subscription revenue in fiscal 2016 and 2015. In fiscal 2016, subscription revenue increased by 38% to $38.8 million. Our annualized subscription revenue run rate was approximately $46 million. On a constant currency basis subscription revenue increased by $11.5 million, or 41%. During fiscal 2016 we have grown our user count in the cloud from last year by almost 50%. Growing our cloud solution and offering our products as SaaS continues to be a key strategic and growth initiative for us.

Our cloud customers include a mix of existing customers who have converted from our on-premise model and new customer implementations of our cloud solution. New customers typically generate less revenue up front as compared to customers who are converting to cloud. New customers increase the number of users as their sites go live over time. Existing customers are already using our product at the time of conversion to the cloud, therefore all sites and users are live from the conversion date. Subscription revenue is generally billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. We expect cloud revenue in fiscal 2017 will continue to grow at a rate of approximately 30%.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In fiscal 2016, maintenance revenue decreased by 6% to $132.2 million which included an adverse currency impact of $9.7 million. On a constant currency basis maintenance revenue increased by $1.1 million, or 1%.

Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) fluctuations in currency rates; (4) adjustments to revenue as a result of revenue recognition rules; and (5) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Over the last three years, our annual retention rate of customers subscribing to maintenance has been greater than 90%. We track our retention rate by determining the number of customer sites with active contracts as of the end of the previous reporting period and compare this to the number of customers that renewed, or are in the process of renewing, their contracts as of the current period end. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months. As we convert more of our existing customers to the cloud we may experience a corresponding negative effect on maintenance revenue. When customers convert to QAD Cloud ERP they no longer pay separately for maintenance as those support services are included as a component of the subscription offering.

Professional Services Revenue. Our professional services business includes technical and application consulting and training, implementations, migrations and upgrades related to our solutions. In fiscal 2016, our professional services revenue decreased by 10% to $76.2 million. Currency had an adverse impact on fiscal 2016 professional services revenue of $6.7 million. On a constant currency basis professional services revenue decreased by $1.8 million, or 2%. A significant portion of our professional services revenue is generated from upgrade projects for existing customers. These projects are discretionary in nature and are affected by general economic conditions in the manufacturing industry and our customers' businesses. As a result, global economic uncertainty can cause on-going projects to slow down, resulting in reduced monthly spend for our customers, while new projects can get delayed until conditions start to improve. We started seeing this effect in the second half of fiscal 2016, and will continue to monitor the global economic environment and, as necessary, adjust both our resources and areas of focus. We manage our partners and subcontractors to supplement our internal resources, which provides us with the flexibility to contend with these fluctuations in demand and helps us mitigate low utilization rates in slow times. We believe this also helps us extend our global reach by keeping a higher number of partners engaged and knowledgeable about our product.

Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education, and system upgrades. We believe our professional services help customers implement our software efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our professional services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our professional services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Professional services margins lower our overall operating margin as professional services margins are inherently lower than margins for our license, maintenance and subscription revenues. Professional services revenue may be impacted by currency fluctuations; however, since we generally use local resources our costs are also impacted by similar currency fluctuations, providing a natural hedge. As a result, our margins are not significantly impacted by currency fluctuations.

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

Cash Flow and Financial Condition. In fiscal 2016, we generated cash flow from operating activities of $23.3 million. Subsequent to the close of our public offering of 2 million shares of our Class A stock in fiscal 2015, the offering underwriters exercised in full an option to purchase additional shares in the first quarter of fiscal 2016. As a result, a further 450,000 shares of Class A common stock were issued in fiscal 2016 generating approximately $8.4 million in additional net proceeds after underwriting discounts, commissions and offering expenses.

Our cash and equivalents at January 31, 2016 totaled $137.7 million, with the only debt on our balance sheet of $14.7 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity-related transactions.

In fiscal 2017, we anticipate that our priorities for use of cash will be developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery and technology direction. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2017.

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow. Deferred revenue primarily consists of billings to customers for maintenance and subscription. When renewing maintenance we generally invoice our customers in annual cycles and when renewing subscription we generally invoice our customers quarterly or annually. We typically issue renewal invoices in advance of the renewal period. Depending on timing, the initial invoice and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings.

The sequential quarterly changes in accounts receivable, related deferred revenue and operating cash flow during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands):

	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Fiscal 2016
Accounts receivable, net	$65,512	$41,233	$45,957	$51,222
Deferred revenue, current	97,911	69,616	82,505	91,408
Operating cash flow (1)	14,043	78	4,821	4,336

	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
Fiscal 2015
Accounts receivable, net	$78,887	$46,432	$52,662	$51,398
Deferred revenue, current	102,721	72,703	88,780	97,283
Operating cash flow (1)	18,666	(434)	2,287	3,178
	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
Fiscal 2014
Accounts receivable, net	$71,337	44,522	$42,733	$43,264
Deferred revenue, current	104,160	78,933	86,031	92,653
Operating cash flow (1)	12,565	(1,474)	776	12,273
(1)	Operating cash flow represents net cash provided by (used in) operating activities for the three months ended in the periods stated above.

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

Revenue. We offer our software using two models, a traditional on-premise licensing model and a cloud delivery model. The traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the cloud delivery model we provide access to our software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software; we sometimes refers to this as a SaaS model. A majority of our customers have purchased on-premise licenses and we recognize revenue associated with these sales in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software and services under the SaaS model is typically over a contractual term of 12 to 60 months and we recognize revenue associated with these offerings, which we call subscription revenue in the accompanying Consolidated Statements of Income and Comprehensive Income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. Whether sales are made via an on-premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the item has standalone value and delivery of any undelivered elements is probable and within our control. Subscription and support services have standalone value because they are routinely sold separately by us. Consulting services and other services have standalone value because we have sold consulting services separately and there are several third party vendors that routinely provide similar consulting services to our customers on a standalone basis. Software license arrangements that do not require significant modification or customization of the underlying software do not have standalone value but are recognized using the residual method.

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

Subscription Revenue Recognition

We recognize the following fees in subscription revenue from the SaaS model: i) subscription fees from customers accessing our cloud and our other subscription offerings, ii) transition fees for services such as set up, configuration, database conversion and migration, and iii) support fees on hosted products. Our subscription arrangements do not generally provide customers with the right to take possession of the subscribed software.

We commence revenue recognition when there is persuasive evidence of an arrangement, the service is being provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the customer has been given access to the environment. Transition fees are recognized over the estimated life of the customer relationship once the customer is live. The initial subscription period is typically 12 to 60 months. Our subscription services are non-cancelable, though customers typically have the right to terminate their contracts if we materially fail to perform. We generally invoice our customers in advance in quarterly or annual installments and typical payment terms provide that customers pay us within 30 days of invoice.

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

We may enter into multiple-element arrangements that may include a combination of our subscription offering and other professional services. We allocate revenue to each element in an arrangement based on a selling price hierarchy in accordance with ASC 605-25, Revenue Recognition - Multiple Deliverable Revenue Arrangements. In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. We determine the relative selling price for a deliverable based on its VSOE, if available, or Estimated Selling Price (“ESP”), if VSOE is not available. We have determined that third-party evidence (“TPE”) is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. The determination for ESP is made through consultation with and approval by management taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, there may be modifications of pricing practices in the future, which could result in changes in both VSOE and ESP.

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

We review the carrying value of goodwill using the methodology prescribed in FASB Accounting Standards Codification 350 Intangibles—Goodwill and Other (“ASC 350”). We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment as required under Accounting Standard Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides for an optional assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a two-step quantitative impairment test. Should the optional assessment be utilized for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

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

For our annual impairment assessment in fiscal 2016, 2015 and 2014 we did not utilize the optional assessment. An impairment analysis was performed at the enterprise level which compared our market capitalization to our net assets as of the test date, November 30. As our market capitalization substantially exceeded our net assets, there was no indication of goodwill impairment for fiscal 2016, 2015 and 2014.

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

Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2016, 2015 and 2014.

Valuation of Deferred Tax Assets and Tax Contingency Reserves. The carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized. At January 31, 2016, we had $20.5 million of deferred tax assets, net of valuation allowances and uncertain tax positions, consisting of $35 million of gross deferred tax assets offset by valuation allowances of $13.5 million and uncertain tax positions of $1.0 million. QAD adopted ASU 2013-11 during the first quarter of fiscal year 2015. The new standard requires the netting of unrecognized tax benefits against deferred tax assets for a loss or credit that would apply in settlement of the uncertain tax position. In assessing the likelihood of realizing tax benefits associated with deferred tax assets and the need for a valuation allowance we consider the weight of all available evidence both positive and negative including expected future taxable income and tax planning strategies that are both prudent and feasible. There was a net increase of valuation allowances recorded in fiscal 2016 of $2.8 million.

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

Fair Value of RSUs

The fair value of restricted stock units (“RSUs”) is determined on the grant date of the award as the market price of our common stock on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period. As our stock price fluctuates, so does the fair value of our future RSU grants. Judgment is required in determining the present value of estimated dividends foregone during the vesting period. We estimate the dividends for purposes of this calculation based on our historical dividend payments per share, which has remained consistent over the last three years.

While we recognize as stock-based compensation expense the entire amount of the fair value of a vested equity award once it has vested, during the periods in which our equity awards are vesting, we are required to estimate equity awards that we expect will be canceled prior to vesting (“forfeitures”) and reduce the stock-based compensation expense recognized in a given period for the effects of estimated forfeitures over the expense recognition period (“forfeiture rate”). To determine the forfeiture rate, we examine the historical pattern of forfeitures, which we believe is indicative of future forfeitures, in an effort to determine if there were any discernible forfeiture patterns based on certain employee populations. From this analysis, we identified two employee populations that have different historical forfeiture rates. One population includes QAD directors and officers and the other population includes all other QAD employees. The impact of actual forfeitures, if significantly different from our estimated forfeitures, could materially affect our operating results. We evaluate the forfeiture rate annually or more frequently when there have been any significant changes in forfeiture activity.

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

Revenue

	Year Ended January 31, 2016	Year Ended January 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
Revenue
License fees	$29,891	$40,917	$(8,487)	$(2,539)	$(11,026)	-27%
Percentage of total revenue	11%	14%
Subscription fees	38,806	28,217	11,533	(944)	10,589	38%
Percentage of total revenue	14%	9%
Maintenance and other	132,962	141,295	1,411	(9,744)	(8,333)	-6%
Percentage of total revenue	48%	48%
Professional services	76,193	84,672	(1,788)	(6,691)	(8,479)	-10%
Percentage of total revenue	27%	29%
Total revenue	$277,872	$295,101	$2,669	$(19,918)	$(17,249)	-6%
	Year Ended January 31, 2015	Year Ended January 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
Revenue
License fees	$40,917	$36,176	$5,264	$(523)	$4,741	13%
Percentage of total revenue	14%	14%
Subscription fees	28,217	19,406	8,990	(179)	8,811	45%
Percentage of total revenue	9%	7%
Maintenance and other	141,295	139,557	3,318	(1,580)	1,738	1%
Percentage of total revenue	48%	52%
Professional services	84,672	71,172	14,403	(903)	13,500	19%
Percentage of total revenue	29%	27%
Total revenue	$295,101	$266,311	$31,975	$(3,185)	$28,790	11%

Total Revenue. On a constant currency basis, total revenue was $277.9 million and $275.2 million for fiscal 2016 and 2015, representing a $2.7 million, or 1%, increase from the prior year. When comparing categories within total revenue at constant rates, our results for fiscal 2016 included increases in subscription and maintenance revenue and decreases in license and professional services revenue. Our customers are widely dispersed and no single customer accounted for more than 10% of total revenue in any of the last three fiscal years. Revenue outside the North America region as a percentage of total revenue was 54% and 56% for fiscal 2016 and 2015, respectively. Total revenue increased in our Latin America and Asia Pacific regions and decreased in our North America and EMEA regions during fiscal 2016 when compared to the same period last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for fiscal 2016, 2015 and 2014:

	Years Ended January 31,
	2016	2015	2014
Automotive	32%	30%	28%
Consumer products and food and beverage	21%	21%	22%
High technology and industrial products	33%	33%	34%
Life sciences	14%	16%	16%
Total revenue	100%	100%	100%

On a constant currency basis, total revenue was $295.1 million and $263.1 million for fiscal 2015 and 2014, representing a $32.0 million, or 12%, increase from the prior year. When comparing categories within total revenue at constant rates, our results for fiscal 2015 included increases in all revenue categories. Revenue outside the North America region as a percentage of total revenue was 56% and 57% for fiscal 2015 and 2014, respectively. Total revenue increased in all regions during fiscal 2015 when compared to the prior year.

License Revenue. On a constant currency basis, license revenue was $29.9 million and $38.4 million for fiscal 2016 and 2015, representing an $8.5 million, or 21%, decrease from the prior year. License revenue decreased in our North America, EMEA and Asia Pacific regions and increased in our Latin America region during fiscal 2016 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During fiscal 2016, 18 customers placed license orders totaling more than $0.3 million, none of which exceeded $1.0 million. This compared to fiscal 2015 in which 21 customers placed license orders totaling more than $0.3 million, five of which exceeded $1.0 million. We believe the size of deals was lower in fiscal 2016 due to greater economic uncertainty and lower growth of our customers as suggested by the lower manufacturing PMI. In addition, we are selling more of our products in the cloud and as cloud revenue increases we expect license revenue to decline.

On a constant currency basis, license revenue was $40.9 million and $35.7 million for fiscal 2015 and 2014, representing a $5.2 million, or 15%, increase from the prior year. License revenue increased in our North America, EMEA and Latin America regions and decreased in our Asia Pacific region during fiscal 2015 when compared to fiscal 2014. During fiscal 2015, 21 customers placed license orders totaling more than $0.3 million, five of which exceeded $1.0 million. This compared to fiscal 2014 in which 20 customers placed license orders totaling more than $0.3 million, one of which exceeded $1.0 million.

Subscription Revenue. On a constant currency basis, subscription revenue was $38.8 million and $27.3 million for fiscal 2016 and 2015, respectively, representing an $11.5 million, or 41%, increase from the prior year. Subscription revenue increased across all regions during fiscal 2016 when compared to the prior year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 80% of total subscription revenue in fiscal 2016 and 2015. QAD Cloud ERP revenue consists of new customers, QAD customers converting from on-premise and additional users and modules purchased by our existing cloud customers.

The following table presents cloud revenue by region for fiscal 2016, 2015 and 2014:

	Years Ended January 31,
	2016	2015	2014
North America	61%	65%	64%
Asia Pacific	15%	15%	15%
EMEA	14%	14%	11%
Latin America	10%	6%	10%
Total cloud revenue	100%	100%	100%

The following table presents cloud revenue by industry for fiscal 2016, 2015 and 2014:

	Years Ended January 31,
	2016	2015	2014
Automotive	42%	41%	43%
Consumer products and food and beverage	16%	18%	18%
High technology and industrial products	16%	16%	17%
Life sciences	26%	25%	22%
Total cloud revenue	100%	100%	100%

We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

On a constant currency basis, subscription revenue was $28.2 million and $19.2 million for fiscal 2015 and 2014, respectively, representing a $9.0 million, or 47%, increase from the prior year. Subscription revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during fiscal 2015 when compared to fiscal 2014. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 80% of total subscription revenue in fiscal 2015 and 2014. QAD Cloud ERP revenue consists of new customers, QAD customers converting from on-premise and additional users and modules purchased by our existing cloud customers.

Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $133.0 million and $131.6 million for fiscal 2016 and 2015, respectively, representing a $1.4 million, or 1%, increase from the prior year. Maintenance and other revenue increased in our EMEA, Asia Pacific and Latin America regions and decreased in our North America region during fiscal 2016 when compared to the prior year. The increase in maintenance and other revenue was primarily attributable to sales of new licenses partially offset by the impact of customers converting to QAD Cloud ERP. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those support services are included as a component of the subscription offering.

On a constant currency basis, maintenance and other revenue was $141.3 million and $138.0 million for fiscal 2015 and 2014, respectively, representing a $3.3 million, or 2%, increase from the prior year. Maintenance and other revenue increased in our EMEA, Asia Pacific and Latin America regions and remained relatively flat in our North America region during fiscal 2015 when compared to fiscal 2014. The increase in maintenance and other revenue was primarily attributable to license revenue growth partially offset by the impact of customers converting to QAD Cloud ERP.

We track our maintenance retention rate by calculating the annualized revenue of customer sites with contracts expected to be renewed during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Our maintenance retention rate has remained in excess of 90% for fiscal 2016, 2015 and 2014.

Products are generally shipped as orders are received or within a short period thereafter. In addition, maintenance contracts tend to be one year and are invoiced annually at renewal. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively low amount of subscription revenue, we believe that our backlog as of any particular date is not currently significant. Our total short-term deferred revenue as of January 31, 2016 was $97.9 million, of which $79.5 million was related to deferred maintenance and will be recognized over the period of the maintenance support. Deferred subscriptions totaled $14.6 million primarily related to hosting and cloud services we will provide over periods up to the next twelve months. Deferred services totaled $2.3 million and represents prepayments for our professional services where revenues for these services are recognized as we complete the performance obligations as well as services already provided but deferred due to software revenue recognition rules. The remaining short-term deferred revenue balance as of January 31, 2016 of $1.5 million primarily relates to deferred licenses where the majority of the balance is deferred as a result of undelivered products or specified enhancements, customer specific acceptance provisions and software license transactions that cannot be segmented from undelivered consulting or other services. On a constant currency basis, short-term deferred revenue as of January 31, 2016 was $101.4 million, compared to $102.7 million as of January 31, 2015. There was a $3.5 million total adverse impact to deferred revenue from foreign currency, of which $2.9 million related to deferred maintenance.

Professional Services Revenue. On a constant currency basis, professional services revenue was $76.2 million and $78.0 million for fiscal 2016 and 2015, respectively, representing a $1.8 million, or 2%, decrease from the prior year. Professional services revenue decreased in our North America, EMEA and Asia Pacific regions and increased in our Latin America region during fiscal 2016 when compared to the prior year. The decrease in professional services revenue period over period can be attributed to engagements in which we recognized a lower amount of professional services revenue per customer. A significant portion of our professional services revenue is generated from discretionary upgrade projects for existing customers. These projects are affected by general economic conditions in the manufacturing industry and our customers' businesses. As a result, global economic uncertainty can cause on-going projects to slow down, resulting in reduced monthly spend for our customers, while new projects can get delayed until conditions start to improve.

On a constant currency basis, professional services revenue was $84.7 million and $70.3 million for fiscal 2015 and 2014, respectively, representing a $14.4 million, or 20%, increase from the prior year. Professional services revenue increased across all regions during fiscal 2015 when compared to fiscal 2014. The increase in professional services revenue period over period can be attributed to engagements in which we recognized a higher amount of professional services revenue per customer, which we believe was a result of increased cloud subscriptions and license sales which has resulted in larger implementation or upgrade projects during the year.

Total Cost of Revenue

	Year Ended January 31, 2016	Year Ended January 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
Cost of revenue
Cost of license fees	$3,624	$5,016	$1,336	$56	$1,392	28%
Cost of subscription	20,635	17,149	(3,956)	470	(3,486)	-20%
Cost of maintenance and other	30,973	32,511	6	1,532	1,538	5%
Cost of professional services	71,330	76,954	(347)	5,971	5,624	7%
Total cost of revenue	$126,562	$131,630	$(2,961)	$8,029	$5,068	4%
Percentage of revenue	46%	45%
	Year Ended January 31, 2015	Year Ended January 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
Cost of revenue
Cost of license fees	$5,016	$4,978	$(53)	$15	$(38)	-1%
Cost of subscription	17,149	12,462	(4,740)	53	(4,687)	-38%
Cost of maintenance and other	32,511	32,485	(334)	308	(26)	0%
Cost of professional services	76,954	67,081	(10,770)	897	(9,873)	-15%
Total cost of revenue	$131,630	$117,006	$(15,897)	$1,273	$(14,624)	-12%
Percentage of revenue	45%	44%

Cost of license fees includes license royalties, amortization of capitalized software costs and fulfillment. Cost of subscription includes salaries, benefits, bonuses of our cloud operations group, located in the U.S. and India; stock-based compensation for those employees; hardware and hosting costs; royalties; professional fees; travel; and an allocation of information technology and facilities costs. Cost of maintenance and other includes salaries, benefits and bonuses of our support group, stock-based compensation for those employees, travel expense, professional fees, fulfillment and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits and bonuses costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $126.6 million and $123.6 million for fiscal 2016 and 2015, respectively, and as a percentage of total revenue was 46% for fiscal 2016 and 45% for fiscal 2015. The non-currency related increase in cost of revenue of $3.0 million, or 2%, in fiscal 2016 compared to fiscal 2015 was primarily due to higher personnel and hosting costs associated with higher subscription revenue; and higher services personnel costs partially offset by lower subcontractor costs. The increases in cost of subscription and professional services were partially offset by a decrease in license royalties related to a decline in license revenue. The change in revenue mix contributed to the increase in total cost of revenue as a percentage of total revenue. When we compare fiscal 2016 to fiscal 2015, the ratio of license revenue to subscription and services revenue decreased. Since subscription and services revenue carries higher costs than license revenue, the overall cost of revenue percentage increased.

On a constant currency basis, total cost of revenue was $131.6 million and $115.7 million for fiscal 2015 and 2014, respectively, and as a percentage of total revenue was 45% for fiscal 2015 and 44% for fiscal 2014. The non-currency related increase in cost of revenue of $15.9 million, or 14%, in fiscal 2015 compared to fiscal 2014 was primarily due to higher personnel expenses and hosting costs associated with higher subscription revenue; and higher personnel expenses and subcontractor costs associated with higher services revenue. The change in revenue mix contributed to the increase in total cost of revenue as a percentage of total revenue. When we compare fiscal 2015 to fiscal 2014, the ratio of maintenance revenue to services and subscription revenue decreased. Since services and subscription revenue carry higher costs than maintenance revenue, the overall cost of revenue percentage increased.

Cost of License Fees. On a constant currency basis, cost of license fees was $3.6 million and $5.0 million for fiscal 2016 and 2015, respectively, representing a decrease of $1.3 million, or 27%. Cost of license fees in fiscal 2016 compared to fiscal 2015 included lower royalties associated with lower license revenue and lower fulfillment costs. As a percent of revenue, royalty expense remained consistent year over year.

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

Cost of Subscription. On a constant currency basis, cost of subscription was $20.6 million and $16.7 million for fiscal 2016 and 2015, respectively, representing an increase of $3.9 million, or 23%. The non-currency related increase in cost of subscription of $3.9 million in fiscal 2016 compared to fiscal 2015 was primarily due to higher hosting costs of $1.9 million, higher salaries and related costs of $1.5 million as a result of higher headcount of approximately six people and higher information technology and facilities allocated costs of $0.4 million. Cost of subscription as a percentage of subscription revenue was 53% and 61% in fiscal 2016 and 2015, respectively. The improvement in subscription margin related to several factors. As our subscription business grows we have been able to achieve economies of scale in our cloud operations teams in the U.S. and India. We have also been improving our automation tools which have enhanced the efficiency of our operations. In addition, customers in the early stage of implementations require a higher degree of monitoring and service, and as a greater percentage of our cloud customers are reaching maturity, the overall effort required to support the cloud installed base decreases. We plan to improve our subscription margins over time, but we also anticipate fluctuations in our subscription margins as we make investments to support future growth.

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

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $31.0 million for both fiscal 2016 and 2015. The year over year changes in cost of maintenance and other included lower royalties of $0.5 million partially offset by higher salaries and related costs of $0.4 million. Cost of maintenance and other as a percentage of maintenance and other revenue was 23% in both fiscal 2016 and 2015.

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

Cost of Professional Services. On a constant currency basis, cost of professional services was $71.3 million and $71.0 million for fiscal 2016 and 2015, respectively, representing an increase of $0.3 million. The non-currency related increase in cost of professional services of $0.3 million in fiscal 2016 compared to fiscal 2015 was due primarily to higher salaries and related costs of $3.0 million, as a result of higher headcount of approximately 19 people, and higher information technology and facilities allocated costs of $0.4 million partially offset by lower third-party contractor costs of $2.4 million and lower bonuses of $0.7 million. We continue to invest in our services business around Cloud EDI, automation solutions, quality management and supply chain. Cost of professional services as a percentage of professional services revenues was 94% for fiscal 2016 and 91% for fiscal 2015.

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

Sales and Marketing

	Year Ended January 31, 2016	Year Ended January 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
Sales and marketing	$66,535	$69,785	$(964)	$4,214	$3,250	5%
Percentage of revenue	24%	24%
	Year Ended January 31, 2015	Year Ended January 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
Sales and marketing	$69,785	$66,009	$(4,661)	$885	$(3,776)	-6%
Percentage of revenue	24%	25%

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

On a constant currency basis, sales and marketing expense was $66.5 million and $65.6 million for fiscal 2016 and 2015, respectively, representing an increase of $0.9 million, or 1%. The non-currency related increase in sales and marketing expense of $0.9 million in fiscal 2016 compared to fiscal 2015 was primarily due to higher salaries and related costs of $1.4 million, as a result of higher headcount of approximately 11 people, higher stock compensation of $0.6 million, higher travel of $0.5 million, higher expenses of $0.3 million related to our annual Explore user conference, higher professional fees of $0.2 million and higher information technology and facilities allocated costs of $0.2 million partially offset by lower commissions of $1.7 million and lower bonuses of $0.5 million.

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

Research and Development

	Year Ended January 31, 2016	Year Ended January 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
Research and development	$41,237	$42,315	$(924)	$2,002	$1,078	3%
Percentage of revenue	15%	14%

	Year Ended January 31, 2015	Year Ended January 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
Research and development	$42,315	$41,237	$(1,419)	$341	$(1,078)	-3%
Percentage of revenue	14%	15%

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

On a constant currency basis, research and development expense was $41.2 million and $40.3 million for fiscal 2016 and 2015, respectively, representing an increase of $0.9 million, or 2%. The non-currency related increase in research and development expense of $0.9 million in fiscal 2016 compared to fiscal 2015 was primarily due to higher salaries and related costs of $0.6 million, as a result of higher headcount of approximately 6 people, and higher stock compensation of $0.4 million partially offset by lower bonuses of $0.9 million. In addition, research and development expense was negatively impacted by higher cost relief in the prior period of $0.7 million for costs related to staff who worked on service engagements.

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

General and Administrative

	Year Ended January 31, 2016	Year Ended January 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
General and Administrative	$32,689	$34,680	$845	$1,146	$1,991	6%
Percentage of revenue	11%	12%
	Year Ended January 31, 2015	Year Ended January 31, 2014	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)					$	%
General and Administrative	$34,680	$31,946	$(2,784)	$50	$(2,734)	-9%
Percentage of revenue	12%	12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $32.7 million and $33.5 million for fiscal 2016 and 2015, respectively, representing a decrease of $0.8 million, or 2%. The non-currency related decrease in general and administrative expense of $0.8 million in fiscal 2016 compared to fiscal 2015 was primarily due to lower professional fees of $0.8 million, lower bonuses of $0.8 million and lower costs associated with an internal system upgrade of $0.5 million partially offset by higher stock compensation of $1.0 million and higher severance of $0.2 million.

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

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions totaled $0.7 million for each of the fiscal years 2016, 2015 and 2014, respectively. Amortization expense was due to the intangible assets acquired from our DynaSys and CEBOS acquisitions.

Total Other (Income) Expense

(in thousands)	Year Ended January 31, 2016	Increase (Decrease) Compared to Prior Period		Year Ended January 31, 2015	Increase (Decrease) Compared to Prior Period		Year Ended January 31, 2014
		$	%		$	%
Other (income) expense
Interest income	$(320)	$(78)	-32%	$(242)	$42	15%	$(284)
Interest expense	712	(99)	-12%	811	(18)	-2%	829
Other (income) expense, net	(757)	(588)	-348%	(169)	1,125	87%	(1,294)
Total other (income) expense, net	$(365)	$(765)	-191%	$400	$1,149	153%	$(749)
Percentage of revenue	0%			0%			0%

Total other (income) expense, net was ($0.4) million, $0.4 million and ($0.7) million for fiscal 2016, 2015 and 2014, respectively. When comparing fiscal 2016 to fiscal 2015, the favorable change is primarily related to an increase in the fair value of our interest rate swap of $0.8 million partially offset by lower foreign exchange gains of $0.4 million.

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

Income Tax Expense

(in thousands)	Year Ended January 31, 2016	Increase (Decrease) Compared to Prior Period		Year Ended January 31, 2015	Increase (Decrease) Compared to Prior Period		Year Ended January 31, 2014
		$	%		$	%
Income tax expense	$1,624	$(1,015)	-38%	$2,639	$(1,127)	-30%	$3,766
Percentage of revenue	1%			1%			1%
Effective tax rate	15%			17%			37%

We recorded income tax expense of $1.6 million, $2.6 million and $3.8 million for fiscal 2016, 2015, and 2014 respectively. QAD’s effective tax rate was 15%, 17%, and 37% for fiscal 2016, 2015, and 2014, respectively. In total, our effective tax rate decreased in fiscal 2016 compared to fiscal 2015. This decrease can be attributed to the liquidation of an investment in a Japan legal entity, which gave us the ability to utilize expired net operating losses for Japanese tax purposes in the year of liquidation. The decrease in our effective tax rate that occurred in fiscal 2015 compared to fiscal 2014 was attributed to an increase in pre-tax book income in locations with lower effective tax rates, a decrease in non-deductible expenses including equity compensation and the release of unrecognized tax benefits due to statute of limitations expirations.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share to the most comparable GAAP measures for fiscal years 2016, 2015 and 2014 are as follows (in thousands, except for share numbers):

	Years Ended January 31,
	2016	2015	2014
Total revenue	$277,852	$295,101	$266,311

Net income	8,912	12,946	6,386
Add back:
Net interest expense	392	569	545
Depreciation	3,968	3,816	4,080
Amortization	1,807	1,935	1,979
Income taxes	1,624	2,639	3,766
EBITDA	$16,703	$21,905	$16,756
Add back:
Non-cash stock comp expense	7,440	4,993	4,680
Change in fair value of interest rate swap	48	877	(634)
Adjusted EBITDA	$24,191	$27,775	$20,802
Adjusted EBITDA margin	9%	9%	8%

Non-GAAP net income reconciliation
Net income	$8,912	$12,946	$6,386
Add back:
Non-cash stock-based compensation	7,440	4,993	4,680
Amortization of purchased intangible assets	1,377	1,493	1,505
Change in fair value of interest rate swap	48	877	(634)
Income tax adjustments	(2,216)	(1,841)	(1,388)
Non-GAAP net income	$15,561	$18,468	$10,549

Non-GAAP earnings per diluted Class A share reconciliation
Earnings per diluted Class A share	$0.47	$0.79	$0.41
Add back:
Non-cash stock-based compensation	0.39	0.31	0.30
Amortization of purchased intangible assets	0.07	0.09	0.10
Change in fair value of interest rate swap	0.00	0.05	(0.04)
Income tax adjustments	(0.11)	(0.11)	(0.09)
Non-GAAP earnings per diluted Class A share	$0.82	$1.13	$0.68

Shares used in computing earnings per diluted Class A share	16,224	13,553	12,985

Non-GAAP earnings per diluted Class B share reconciliation
Earnings per diluted Class B share	$0.40	$0.68	$0.34
Add back:
Non-cash stock-based compensation	0.33	0.26	0.25
Amortization of purchased intangible assets	0.06	0.08	0.08
Change in fair value of interest rate swap	0.00	0.04	(0.03)
Income tax adjustments	(0.10)	(0.10)	(0.07)
Non-GAAP earnings per diluted Class B share	$0.69	$0.96	$0.57

Shares used in computing earnings per diluted Class B share	3,283	3,271	3,238

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

At January 31, 2016, our principal sources of liquidity were cash and equivalents totaling $137.7 million and net accounts receivable of $65.5 million. During fiscal 2015 we closed an offering of 2,000,000 shares of Class A common stock. The net proceeds to us from the sale of the stock were $37.0 million after deducting underwriting discounts and commissions and offering expenses. In early fiscal 2016 we closed an additional offering of 450,000 shares of Class A common stock with net proceeds to us of $8.4 million after offering expenses. At January 31, 2016, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of January 31, 2016.

We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2017.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of January 31, 2016 the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was approximately 62% and 57% as of January 31, 2016 and 2015, respectively. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

The following table summarizes our cash flows for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

	Years Ended January 31,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$23,278	$23,697	$24,140
Net cash used in investing activities	(3,348)	(4,879)	(5,112)
Net cash provided by (used in) financing activities	292	29,444	(7,576)
Effect of foreign exchange rates on cash and equivalents	(3,017)	(3,720)	(477)
Net increase in cash and equivalents	$17,205	$44,452	$10,975

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities was $23.3 million and $23.7 million for fiscal 2016 and 2015, respectively. The positive cash flow effect of changes in accounts receivable of $22.0 million due to lower billings was offset by the negative cash flow effect of changes in deferred revenue and other liabilities of $17.4 million and a decrease in net income of $4.0 million.

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

Net cash used in investing activities consisted primarily of capital expenditures of $3.2 million, $4.6 million and $4.8 million for fiscal 2016, 2015 and 2014, respectively. The decrease in capital expenditures in fiscal 2016 consisted primarily of reduced expenditures for furniture, facility improvements and capitalized software related to our internal ERP system upgrade. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Cash dividend payments for fiscal 2016 and 2015 were $5.2 million and $4.5 million, respectively. Dividend payments for fiscal 2014 consisted of $5.3 million in cash and 10,000 shares of Class A common stock with a fair value of $0.1 million. The increase in dividend payments in fiscal 2016 when compared to fiscal 2015 was due to an increase in the number of outstanding shares as a result of our secondary stock offering. The decrease in dividend payments in fiscal 2015 when compared to fiscal 2014 was due to timing of payment dates. In the second quarter of fiscal 2014 we began paying dividends in cash only. Prior to the second quarter of fiscal 2014 we allowed shareholders the choice of a stock dividend or cash dividend payment. We expect to continue to pay dividends in cash only; however, on a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

Net cash provided by financing activities during 2016 and 2015 included proceeds received from the sale of stock of $8.4 million and $37.0 million, respectively, after deducting offering expenses and underwriting discounts and commissions.

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

DSO under the countback method was relatively consistent at 49 days and 48 days as of January 31, 2016 and 2015, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 85 days and 89 days at January 31, 2016 and 2015, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of January 31, 2016 and the quality of our receivables remains good.

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

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at January 31, 2016 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	Years Ended January 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(In millions)
Notes payable	$0.4	$0.4	$0.5	$0.5	$0.5	$12.4	$14.7
Notes payable interest payments	0.7	0.6	0.6	0.6	0.5	0.7	3.7
Lease obligations	5.4	4.7	3.5	1.7	0.6	—	15.9
Purchase obligations	7.7	5.3	1.0	—	—	—	14.0
Total	$14.2	$11.0	$5.6	$2.8	$1.6	$13.1	$48.3

Purchase obligations are contractual obligations for the purchase of goods or services. They are defined as agreements that are enforceable and legally binding on QAD which specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to information technology infrastructure costs, hosting services agreements and costs associated with our sales and marketing events.

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of January 31, 2016, we had $1.5 million of unrecognized tax benefits. This is before the netting required by ASU 2013-11 which requires the netting of unrecognized tax benefits against deferred tax assets for a loss or credit that would apply in settlement of the uncertain tax position. For further information regarding the unrecognized tax benefits see Note 3 “Income Taxes” within Notes to Consolidated Financial Statements.

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

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of license fees, maintenance, subscription and other revenue, was $15.9 million, $17.1 million and $16.2 million in fiscal 2016, 2015 and 2014, respectively.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At January 31, 2016, the effective borrowing rate would have been 1.18%.

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

As of January 31, 2016, there were no borrowings under the Facility and we were in compliance with the financial covenants.

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one-month LIBOR rate plus 2.25%. One month LIBOR was 0.43% at January 31, 2016. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2016 was $14.7 million.

Lease Obligations

We lease certain office facilities, office equipment and automobiles under operating lease agreements. Although our office lease agreements end on various dates through fiscal year 2026, they typically include termination options at earlier dates. The contractual obligations table reflects future minimum rental payments under non-cancellable operating lease commitments with terms of more than one year. For further discussion of our leased office facilities, see Item 2 entitled “Properties” included elsewhere in this Annual Report on Form 10-K.

Obligations Associated With Acquisitions

We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with our acquisition of CEBOS, Ltd., we entered into an agreement that included two payments of $0.8 million each, due April 2014 and April 2015, respectively. Each payment consisted of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year payment of $0.5 million, paid on April 1, 2014. During fiscal 2015 CEBOS achieved 100% of its development and earnings-based goals resulting in a payment of $0.8 million paid on March 31, 2015.

Off-Balance Sheet Arrangements

As of January 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during the fourth quarter of fiscal 2015 and in fiscal 2016 due primarily to the volatility of the euro, Brazilian real, Mexican peso, British pound and Swiss franc in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts, other material foreign currency denominated derivatives or other financial instruments open as of January 31, 2016.

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

For fiscal 2016, 2015 and 2014, approximately 52%, 55% and 55%, respectively, of our revenue was denominated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 40% for fiscal 2016 and 43% for both fiscal 2015 and 2014. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our operating income would be adversely affected by approximately 33% (our expenses would be adversely affected by approximately 5%, partially offset by a positive effect on our revenue of approximately 4%).

For fiscal 2016, 2015 and 2014, foreign currency transaction and remeasurement gains totaled $0.5 million, $0.9 million and $0.1 million, respectively, and are included in “Other (income) expense, net” in our Consolidated Statements of Income and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.8 million and our income before taxes would be adversely affected by approximately 27%.

These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate a 10% adverse change in interest rates from the 2016 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one-month LIBOR rate plus 2.25%. In conjunction with the loan agreement we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of January 31, 2016 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the January 31, 2016 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

QAD maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. QAD’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of QAD’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, QAD’s principal executive officer and principal financial officer have concluded that QAD’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2016 based on the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2016. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2016, as stated in their report included in this Annual Report on Form 10-K.

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

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QAD Inc.:

We have audited the internal control over financial reporting of QAD Inc. as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of QAD Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report entitled Management’s Report on Internal Control Over Financial Reporting included in Item 9A.(b). Our responsibility is to express an opinion on the internal control over financial reporting of QAD Inc. based on our audit.

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

In our opinion, QAD Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2016, and our report dated April 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Woodland Hills, California
April 14, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2016, which information is incorporated herein by reference.

In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2016.

NAME	AGE	POSITION(S)
Pamela M. Lopker	61	Chairman of the Board and President
Karl F. Lopker	64	Chief Executive Officer
Daniel Lender	49	Executive Vice President and Chief Financial Officer
Anton Chilton	48	Executive Vice President, Global Services
Kara Bellamy	40	Sr. Vice President, Corporate Controller and Chief Accounting Officer

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

Anton Chilton was appointed Executive Vice President, Global Services in June, 2015. He joined QAD in 2004 as Services Director of the Company’s Asia-Pacific region, based in Australia. He subsequently served as Managing Director of QAD Australia and New Zealand from 2006 to 2009. Mr. Chilton transferred to QAD's headquarters in 2009, serving as Senior Vice President – Strategic Global Accounts until 2011, when he became Senior Vice President - Professional Services. Prior to joining QAD, Mr. Chilton held senior roles in global systems integration at Atos Origin and Cap Gemini.

Kara Bellamy has served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 2008. Previously, she served as QAD’s Director of Finance, Americas beginning in 2006 and joined QAD as Assistant Corporate Controller in 2004. Prior to joining QAD, Ms. Bellamy served as Corporate Controller for Somera Communications, Inc. from 2002 through 2004. Prior to that, she was an audit manager with Ernst & Young. Ms. Bellamy is a Certified Public Accountant (inactive) and received a bachelor of arts degree in business economics with an accounting emphasis from the University of California, Santa Barbara.

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

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	94

All other schedules are omitted because they are not required or the required information is presented in the financial statements or notes thereto.

3. INDEX OF EXHIBITS

See the Index of Exhibits at page 96.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
QAD Inc.:

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QAD Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QAD’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2016 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of QAD Inc.

/s/ KPMG LLP

Woodland Hills, California
April 14, 2016

QAD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
	2016	2015
Assets
Current assets:
Cash and equivalents	$137,731	$120,526
Accounts receivable, net of allowances of $2,642 and $2,524 at January 31, 2016 and 2015, respectively	65,512	78,887
Deferred tax assets, net	8,203	7,309
Other current assets	16,024	14,799
Total current assets	227,470	221,521
Property and equipment, net	32,080	33,154
Capitalized software costs, net	1,553	2,485
Goodwill	10,645	10,911
Deferred tax assets, net	11,919	10,543
Other assets, net	2,746	3,614
Total assets	$286,413	$282,228
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$422	$406
Accounts payable	10,811	12,872
Deferred revenue	97,911	102,721
Other current liabilities	31,535	35,765
Total current liabilities	140,679	151,764
Long-term debt	14,258	14,680
Other liabilities	4,465	5,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,603,729 shares and 16,152,405 shares at January 31, 2016 and 2015, respectively	17	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,366 shares and 3,537,298 shares at January 31, 2016 and 2015, respectively	4	4
Additional paid-in capital	195,419	185,546
Treasury stock, at cost (1,365,885 shares and 1,609,958 shares at January 31, 2016 and 2015, respectively)	(18,717)	(22,977)
Accumulated deficit	(40,983)	(44,606)
Accumulated other comprehensive loss	(8,729)	(7,418)
Total stockholders’ equity	127,011	110,565
Total liabilities and stockholders’ equity	$286,413	$282,228

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)

	Years Ended January 31,
	2016	2015	2014
Revenue:
License fees	$29,891	$40,917	$36,176
Subscription fees	38,806	28,217	19,406
Maintenance and other	132,962	141,295	139,557
Professional services	76,193	84,672	71,172
Total revenue	277,852	295,101	266,311

Costs of revenue:
License fees	3,624	5,016	4,978
Subscription fees	20,635	17,149	12,462
Maintenance and other	30,973	32,511	32,485
Professional services	71,330	76,954	67,081
Total cost of revenue	126,562	131,630	117,006

Gross profit	151,290	163,471	149,305

Operating expenses
Sales and marketing	66,535	69,785	66,009
Research and development	41,237	42,315	41,237
General and administrative	32,689	34,680	31,946
Amortization of intangible assets from acquisitions	658	706	710
Total operating expenses	141,119	147,486	139,902

Operating income	10,171	15,985	9,403

Other (income) expense:
Interest income	(320)	(242)	(284)
Interest expense	712	811	829
Other (income) expense, net	(757)	(169)	(1,294)
Total other (income) expense, net	(365)	400	(749)

Income before income taxes	10,536	15,585	10,152
Income tax expense	1,624	2,639	3,766

Net income	$8,912	$12,946	$6,386

Basic net income per share:
Class A	$0.49	$0.84	$0.42
Class B	$0.41	$0.70	$0.35
Diluted net income per share:
Class A	$0.47	$0.79	$0.41
Class B	$0.40	$0.68	$0.34

Net income	$8,912	$12,946	$6,386
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(1,311)	(460)	1,078
Total comprehensive income	$7,601	$12,486	$7,464

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A	Class B	Treasury	Class A	Class B
Balance, January 31, 2013	14,148	3,537	(2,097)	$14	$4	$149,777	$(31,093)	$(53,609)	$(8,036)	$57,057
Net income	—	—	—	—	—	—	—	6,386	—	6,386
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,078	1,078
Stock award exercises	2	—	91	—	—	(2,023)	1,473	(160)	—	(710)
Stock-based compensation income tax benefits	—	—	—	—	—	52	—	—	—	52
Stock compensation expense	—	—	—	—	—	4,680	—	—	—	4,680
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,362)	—	(4,362)
Dividends paid in stock	—	—	10	—	—	—	172	(27)	—	145
Restricted stock	—	—	118	—	—	(1,649)	1,914	(841)	—	(576)
Repurchase of common stock	—	—	(52)	—	—	—	(686)	—	—	(686)
Balance, January 31, 2014	14,150	3,537	(1,930)	$14	$4	$150,837	$(28,220)	$(52,613)	$(6,958)	$63,064
Net income	—	—	—	—	—	—	—	12,946	—	12,946
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(460)	(460)
Stock award exercises	1	—	199	—	—	(5,188)	3,749	(138)	—	(1,577)
Stock-based compensation income tax deficiencies	—	—	—	—	—	(15)	—	—	—	(15)
Stock compensation expense	—	—	—	—	—	4,993	—	—	—	4,993
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,452)	—	(4,452)
Proceeds from stock issuance, net of costs	2,000	—	—	2	—	37,044	—	—	—	37,046
Restricted stock	1	—	121	—	—	(2,125)	1,494	(349)	—	(980)
Balance, January 31, 2015	16,152	3,537	(1,610)	$16	$4	$185,546	$(22,977)	$(44,606)	$(7,418)	$110,565
Net income	—	—	—	—	—	—	—	8,912	—	8,912
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,311)	(1,311)
Stock award exercises	—	—	105	—	—	(3,289)	2,207	(9)	—	(1,091)
Stock-based compensation income tax benefits	—	—	—	—	—	736	—	—	—	736
Stock compensation expense	—	—	—	—	—	7,440	—	—	—	7,440
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(5,235)	—	(5,235)
Proceeds from stock issuance, net of costs	450	—	—	1	—	8,364	—	—	—	8,365
Restricted stock	2	—	139	—	—	(3,378)	2,053	(45)	—	(1,370)
Balance, January 31, 2016	16,604	3,537	(1,366)	$17	$4	$195,419	$(18,717)	$(40,983)	$(8,729)	$127,011

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$8,912	$12,946	$6,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,785	5,759	6,069
Provision for doubtful accounts and sales adjustments	774	854	1,054
Loss on disposal of property and equipment	29	8	—
Deferred income taxes	(590)	(905)	623
Change in fair value of a derivative instrument	48	877	(634)
Stock compensation expense	7,440	4,993	4,680
Excess tax benefits from stock awards	(779)	(266)	(72)
Adjustment of contingent liability associated with acquisitions	—	42	(279)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	10,804	(11,236)	(1,247)
Other assets	(2,768)	(431)	(197)
Accounts payable	(1,441)	2,568	(1,260)
Deferred revenue	(2,675)	4,912	4,753
Other liabilities	(2,261)	3,576	4,264
Net cash provided by operating activities	23,278	23,697	24,140
Cash flows from investing activities:
Purchase of property and equipment	(3,208)	(4,577)	(4,779)
Capitalized software costs	(153)	(311)	(366)
Other, net	13	9	33
Net cash used in investing activities	(3,348)	(4,879)	(5,112)
Cash flows from financing activities:
Repayments of debt	(406)	(388)	(372)
Dividends paid	(5,235)	(4,452)	(5,304)
Tax payments, net of proceeds, related to stock awards	(2,461)	(2,557)	(1,286)
Excess tax benefits from stock awards	779	266	72
Payment of contingent liability associated with acquisitions	(750)	(471)	—
Proceeds from issuance of common stock, net of issuance cost	8,365	37,046	—
Repurchase of common stock	—	—	(686)
Net cash provided by (used in) financing activities	292	29,444	(7,576)
Effect of exchange rates on cash and equivalents	(3,017)	(3,720)	(477)
Net increase in cash and equivalents	17,205	44,542	10,975
Cash and equivalents at beginning of year	120,526	75,984	65,009
Cash and equivalents at end of year	$137,731	$120,526	$75,984
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$700	$735	$726
Income taxes, net of refunds	3,925	3,284	2,869
Supplemental disclosure of non-cash activities:
Dividends paid in stock	—	—	145

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

In fiscal 2015, QAD successfully closed a public offering of 2 million shares of Class A stock resulting in net cash received of $37.0 after underwriting discounts and commissions and offering expenses. On February 18, 2015 the offering underwriters exercised in full an option to purchase additional shares. As a result, 450,000 shares of Class A common stock were issued in fiscal 2016 generating approximately $8.4 million in additional proceeds.

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

The Company considers certain accounting policies related to revenue, accounts receivable allowances for doubtful accounts, capitalized software development costs, goodwill and intangible assets, valuation of deferred tax assets and tax contingency reserves, and accounting for stock-based compensation to be critical policies due to the significance of these items to its operating results and the estimation processes and management judgment involved in each.

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

Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement gains for fiscal 2016, 2015 and 2014 totaled $0.5 million, $0.9 million and $0.1 million, respectively, and are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Income and Comprehensive Income.

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and short-term marketable securities with maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2016 and 2015, the Company’s cash and equivalents consisted of money market mutual funds invested in U.S. Treasury and government securities, deposit accounts and certificates of deposit.

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following as of January 31:

	2016	2015
	(in thousands)
Accounts receivable	$68,154	$81,411
Less allowance for:
Doubtful accounts	(1,242)	(1,194)
Sales returns and allowances	(1,400)	(1,330)
Accounts receivable, net	$65,512	$78,887

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The collectability of accounts receivable is reviewed each period by analyzing balances based on age. Specific allowances are recorded for any balances that the Company determines may not be fully collectible due to a customer’s inability to pay. The Company also provides a general reserve based on historical data including analysis of write-offs and other known factors. Provisions to the allowance for bad debts are included as bad debt expense in “General and Administrative” expense. The determination to write-off specific accounts receivable balances is based on the likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer.

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

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue in any of the last three fiscal years. In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2016 or 2015.

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

Property and equipment, net consisted of the following as of January 31:

	2016	2015
	(in thousands)
Buildings and building improvements	$31,968	$31,898
Computer equipment and software	16,090	15,220
Furniture and office equipment	7,149	7,783
Leasehold improvements	5,814	5,856
Land	3,850	3,850
Automobiles	54	54
	64,925	64,661
Less accumulated depreciation and amortization	(32,845)	(31,507)
	$32,080	$33,154

The changes in property and equipment, net, for the fiscal years ended January 31were as follows:

	2016	2015
	(in thousands)
Cost
Balance at February 1	$64,661	$75,201
Additions	3,208	4,577
Disposals	(2,072)	(13,351)
Impact of foreign currency translation	(872)	(1,766)
Balance at January 31	64,925	64,661

Accumulated depreciation
Balance at February 1	(31,507)	(42,116)
Depreciation	(3,968)	(3,816)
Disposals	2,043	13,334
Impact of foreign currency translation	587	1,091
Balance at January 31	(32,845)	(31,507)
Property and equipment, net at January 31	$32,080	$33,154

Depreciation and amortization expense of property and equipment for fiscal 2016, 2015 and 2014 was $4.0 million, $3.8 million and $4.1 million, respectively. There was no impairment of property and equipment assets during fiscal 2016, 2015 and 2014.

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

Capitalized software costs and accumulated amortization at January 31 were as follows:

	2016	2015
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs (1)	1,029	1,206
	4,487	4,664
Less accumulated amortization	(2,934)	(2,179)
Capitalized software costs, net	$1,553	$2,485
(1)	Capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased from the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during fiscal 2016, approximately $0.2 million of costs and accumulated amortization was removed from the balance sheet.

Amortization of capitalized software costs for fiscal 2016, 2015 and 2014 was $1.1 million, $1.1 million and $1.2 million, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of January 31, 2016:

Fiscal Years	(in thousands)
2017	$951
2018	562
2019	38
2020	2
$1,553

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

Management evaluates the Company as a single reporting unit for business and operating purposes as almost all of the Company’s revenue streams are generated by the same underlying technology whether acquired, purchased or developed. In addition, the majority of QAD’s costs are, by their nature, shared costs that are not specifically identifiable to a geography or product line but relate to almost all products. As a result, there is a high degree of interdependency among the Company’s revenues and cash flows for levels below the consolidated entity and identifiable cash flows for a component separate from the consolidated entity are not meaningful. Therefore, the Company’s impairment test considers the consolidated entity as a single reporting unit.

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

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2016, and 2015 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2014	$26,985	$(15,608)	$11,377
Impact of foreign currency translation	(466)	—	(466)
Balance at January 31, 2015	26,519	(15,608)	10,911
Impact of foreign currency translation	(266)	—	(266)
Balance at January 31, 2016	$26,253	$(15,608)	$10,645

During each of the fourth quarters of fiscal 2016, 2015 and 2014, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30. As the market capitalization substantially exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2016, 2015 and 2014.

Intangible assets as of January 31 were as follows:

	2016	2015
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,749	$2,793
Trade name	515	515
	3,264	3,308
Less: accumulated amortization	(2,191)	(1,558)
Net amortizable intangible assets	$1,073	$1,750
(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets as of January 31, 2016 are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Consolidated Balance Sheets. As of January 31, 2016, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.7 million for each of the fiscal years 2016, 2015 and 2014. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of January 31, 2016:

Fiscal Years	(in thousands)
2017	$656
2018	417
$1,073

BUSINESS COMBINATIONS

CEBOS

On December 28, 2012, the Company acquired all of the outstanding stock of CEBOS, Ltd. (“CEBOS”), a provider of quality management and regulatory compliance software solutions. CEBOS was founded in 1998 and is headquartered in Michigan, USA. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth. The purchase price consisted of $3.5 million in cash and two future payments due April 2014 and April 2015. Each future payment consisted of an initial payment of $0.3 million guaranteed and $0.5 million contingent upon achievement of certain development and earnings-based milestones. A contingent liability was estimated by assessing the probability of achieving each milestone and discounting the amount of each potential payment based on expected timing of the payment. The fair value of the liability-classified contingent consideration was remeasured at each reporting period with any changes in the fair value recorded as income or expense and reported in “Other (income) expense” in the Consolidated Statements of Income and Comprehensive Income. During fiscal 2014 CEBOS accomplished all development related goals but did not meet certain earnings targets. This resulted in a reduction of the related contingent consideration by $0.3 million for a first year payment of $0.5 million. During fiscal 2015 CEBOS achieved all of its development and earnings-based goals resulting in a payment of $0.8 million.

DynaSys

On June 6, 2012, the Company acquired France-based DynaSys S.A. (“DynaSys”), a provider of demand and supply chain planning software solutions, for a cash payment of $7.5 million. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth.

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

Expected Life

The expected life valuation input includes a computation that is based on historical vested SAR exercises and post-vest expiration patterns and an estimate of the expected life for SARs that were fully vested and outstanding. Furthermore, based on the Company’s historical pattern of SAR exercises and post-vest expiration patterns the Company determined that there are two discernible populations which include the Company’s directors and officers (“D&O”) and all other QAD employees. The estimate of the expected life for SARs that were fully vested and outstanding is determined as the midpoint of a range as follows: the low end of the range assumes the fully vested and outstanding SARs are exercised or expire unexercised on the evaluation date and the high end of the range assumes that these SARs are exercised or expire unexercised upon contractual term.

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

Fair Value of RSUs

The fair value of restricted stock units (“RSUs”) is determined on the grant date of the award as the market price of the Company’s common stock on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period. Judgment is required in determining the present value of estimated dividends foregone during the vesting period. The Company estimates the dividends for purposes of this calculation based on the Company’s historical dividend payments per share, which has remained consistent over the last three years.

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

REVENUE

The Company offers its software using two models, a traditional on-premise licensing model and a cloud delivery model. The traditional model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the cloud delivery model the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software; the Company sometimes refers to this as a SaaS model. A majority of the Company’s customers have purchased on-premise licenses and the Company recognizes revenue associated with these sales in accordance with the accounting guidance contained in ASC 985-605, Software Revenue. Additionally, delivery of software and services under the SaaS model is typically over a contractual term of 12 to 60 months and the Company recognizes revenue associated with these offerings, which it calls subscription revenue, in the accompanying Consolidated Statements of Income and Comprehensive Income, in accordance with the accounting guidance contained in ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. Whether sales are made via an on-premise model or a SaaS model, the arrangement typically consists of multiple elements, including revenue from one or more of the following elements: license of software products, support services, hosting, consulting, development, training, or other professional services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the item has standalone value and delivery of any undelivered elements is probable and within the Company’s control. Subscription and support services have standalone value because they are routinely sold separately by the Company. Consulting services and other services have standalone value because the Company has sold consulting services separately and there are several third party vendors that routinely provide similar consulting services to its customers on a standalone basis. Software license arrangements that do not require significant modification or customization of the underlying software do not have standalone value but are recognized using the residual method.

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

Subscription Revenue Recognition

The Company recognizes the following fees in subscription revenue from the SaaS model: i) subscription fees from customers accessing our Cloud and our other subscription offerings, ii) transition fees for services such as set up, configuration, database conversion and migration, and iii) support fees on hosted products. The Company’s subscription arrangements do not provide customers with the right to take possession of the subscribed software.

The Company commences revenue recognition when there is persuasive evidence of an arrangement, the service is being provided to the customer, the collection of the fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable.

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the customer has been given access to the environment. Transition fees are recognized over the estimated life of the customer relationship once the customer is live. The initial subscription period is typically 12 to 60 months. The Company’s subscription services are non-cancelable, though customers typically have the right to terminate their contracts if the Company materially fails to perform. The Company generally invoices its customers in advance in quarterly or annual installments and typical payment terms provide that customers pay the Company within 30 days of invoice.

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

The Company may enter into multiple-element arrangements that may include a combination of the Company’s subscription offering and other professional services. The Company allocates revenue to each element in an arrangement based on a selling price hierarchy in accordance with ASC 605-25, Revenue Recognition - Multiple Deliverable Revenue Arrangements. In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. The Company determines the relative selling price for a deliverable based on its VSOE, if available, or Estimated Selling Price (“ESP”), if VSOE is not available. The Company has determined that third-party evidence (“TPE”) is not a practical alternative due to differences in the Company’s service offerings compared to other parties and the availability of relevant third-party pricing information. The determination for ESP is made through consultation with and approval by management taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, there may be modifications of pricing practices in the future, which could result in changes in both VSOE and ESP.

For multiple-element arrangements that may include a combination of the Company’s subscription offerings and other professional services, the total arrangement fee is allocated to each element based on the VSOE / ESP value of each element. After allocation, the revenue associated with the subscription offering and other professional services are recognized as described above.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses were $0.9 million, $0.8 million and $0.6 million for fiscal years 2016, 2015 and 2014.

RESEARCH AND DEVELOPMENT

All costs incurred to establish the technological feasibility of the Company’s software products are expensed to research and development as incurred.

OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net for fiscal 2016, 2015 and 2014 were as follows:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Interest income	$(320)	$(242)	$(284)
Interest expense	712	811	829
Foreign exchange gains	(503)	(878)	(67)
Change in fair value of interest rate swap	48	877	(634)
Other income, net	(302)	(168)	(593)
Total other (income) expense, net	$(365)	$400	$(749)

COMPUTATION OF NET INCOME PER SHARE

Net income per share of Class A common stock and Class B common stock is computed using the two-class method. Holders of Class A common stock are entitled to cash or stock dividends equal to 120% of the amount of such dividend payable with respect to a share of Class B Common Stock.

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended January 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income	$8,912	$12,946	$6,386
Less: dividends declared	(5,235)	(4,452)	(4,362)
Undistributed net income	$3,677	$8,494	$2,024

Net income per share – Class A Common Stock
Dividends declared	$4,466	$3,688	$3,606
Allocation of undistributed net income	3,140	7,041	1,676
Net income attributable to Class A common stock	$7,606	$10,729	$5,282

Weighted average shares of Class A common stock outstanding—basic	15,466	12,841	12,501
Weighted average potential shares of Class A common stock	758	712	484
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	16,224	13,553	12,985

Basic net income per Class A common share	$0.49	$0.84	$0.42
Diluted net income per Class A common share	$0.47	$0.79	$0.41
Net income per share – Class B Common Stock
Dividends declared	$769	$764	$756
Allocation of undistributed net income	537	1,453	348
Net income attributable to Class B common stock	$1,306	$2,217	$1,104

Weighted average shares of Class B common stock outstanding—basic	3,201	3,183	3,149
Weighted average potential shares of Class B common stock	82	88	89
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,283	3,271	3,238

Basic net income per Class B common share	$0.41	$0.70	$0.35
Diluted net income per Class B common share	$0.40	$0.68	$0.34

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Class A	528	211	1,179
Class B	99	45	184

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued accounting standard update, or ASU, 2014-09, Revenue from Contracts with Customers. The standard was issued to provide a single framework that replaces existing industry and transaction specific U.S. GAAP with a five step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2018. Early adoption would be permitted for the Company beginning in fiscal year 2017. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued ASU 2015-03 - “Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is to be implemented retrospectively. Early adoption is permitted for financial statements that have not been previously issued. Adoption of the new guidance will only affect the presentation of the Company’s consolidated balance sheets and will not have a significant impact on its consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements”, given that the authoritative guidance within ASU 2015-03 for debt issuance costs does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this adoption to have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for the Company in its first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU 2016-02.

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

•	Level 1 - Money market mutual funds are recorded at fair value based upon quoted market prices.
•	Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

•	Level 3 - The contingent liability as of January 31, 2015, associated with the acquisition of CEBOS was recorded at fair value based on significant inputs that are not observable in the market. This measure includes an assessment of the probability of achieving certain milestones and discounting the amount of each potential payment based on expected timing of the payment. Key assumptions include a discount rate of 4.6%, probability of achieving profitability and probability of achieving product development goals. The maximum contingent liability of $0.8 million was paid in March 2015.

The following table sets forth the financial assets, measured at fair value, as of January 31, 2016 and January 31, 2015:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of January 31, 2016	$113,984
Money market mutual funds as of January 31, 2015	$98,294
Liability related to the interest rate swap as of January 31, 2016		$(675)
Liability related to the interest rate swap as of January 31, 2015		$(626)
Contingent liability associated with acquisitions as of January 31, 2016			—
Contingent liability associated with acquisitions as of January 31, 2015			$(750)

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $24 million and $22 million as of January 31, 2016 and January 31, 2015, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the 12 months ended January 31, 2016.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 8 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at January 31, 2016 and January 31, 2015 were as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	January 31, 2016	January 31, 2015
Derivative instrument:
Interest rate swap	Other liabilities net	$(675)	$(626)
Total		$(675)	$(626)

The change in fair value of the interest rate swap recognized in the Consolidated Statement of Income and Comprehensive Income for the twelve months ended January 31, 2016, 2015 and 2014 was $(48,000), $(877,000) and $634,000, respectively.

3. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$(1,656)	$174	$303
State	26	109	33
Foreign	2,591	3,010	2,703
Subtotal	961	3,293	3,039
Deferred:
Federal	(956)	(786)	20
State	303	229	306
Foreign	63	(348)	297
Subtotal	(590)	(905)	623
Equity adjustment	1,254	251	104
Total	$1,624	$2,639	$3,766

Actual income tax expense (benefit) differs from that obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Computed expected tax expense	$3,582	$5,299	$3,452
State income taxes, net of federal income tax expense	252	253	330
Incremental tax benefit from foreign operations	(2,548)	(5,220)	(2,676)
Non-deductible equity compensation	254	258	1,176
Foreign withholding taxes	968	1,256	1,171
Net change in valuation allowance	2,564	1,657	(108)
Net change in contingency reserve	(379)	(594)	45
Non-deductible expenses	621	742	1,084
Benefit of tax credits	(3,186)	(1,345)	(1,624)
Subpart F Income	254	283	198
Rate change impact	193	54	(88)
Benefit from liquidation utilized	(1,321)	—	—
Other	370	(4)	806
	$1,624	$2,639	$3,766

Consolidated U.S. (loss) before income taxes was $(7.8) million, $(2.4) million, and $(1.2) million, for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. The corresponding income before income taxes for foreign operations was $18.4 million, $18.0 million, and $11.4 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for fiscal years ended March 31, 1998, 1999, 2009, 2010, 2012, 2013 and 2014.
•	Italy for fiscal years ended 2011, 2012, 2013 and 2014.
•	State of Wisconsin for fiscal years ended 2012, 2013 and 2014.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of our foreign subsidiaries. These permanently reinvested earnings are approximately $81.9 million at January 31, 2016. It is not practicable for the Company to determine the amount of the related unrecognized deferred income tax liability. Such earnings would become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

Deferred income taxes reflect the net effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$486	$452
Accrued vacation	1,900	2,015
Tax credits	11,025	8,584
Deferred revenue	3,520	3,666
Net operating loss carry forwards	7,965	9,646
Accrued expenses - other	1,557	2,478
Other comprehensive income	1,483	—
Section 263(a) interest capitalization	333	353
Equity compensation	4,631	3,673
Other	2,111	1,824
Total deferred tax assets	35,011	32,691
Less valuation allowance	(13,480)	(10,684)
Less netting of unrecognized tax benefits against deferred tax assets	(1,042)	(1,406)
Deferred tax assets, net of valuation allowance	$20,489	$20,601
Deferred tax liabilities:
Basis difference in foreign subsidiaries	—	(2,004)
Depreciation and amortization	(249)	(379)
Other comprehensive income	—	(20)
Other	(118)	(346)
Total deferred tax liabilities	(367)	(2,749)
Total net deferred tax assets	$20,122	$17,852
Recorded as:
Current portion of deferred tax assets	8,261	9,434
Non-current portion of deferred tax assets	12,342	11,229
Current portion of deferred tax liabilities (in current deferred tax assets)	(58)	(2,125)
Non-current portion of deferred tax liabilities (in non-current deferred tax assets)	(423)	(686)
Total net deferred tax assets	$20,122	$17,852

Financial results for fiscal 2013, 2014 and 2015 include an immaterial correction of an error related to two non-recurring foreign transactions which each occurred in fiscal 2004. The Company filed an amended return in fiscal 2004 to claim a deduction related to the write-off of the investment in a Japan legal entity and additionally merged two entities within France. The deferred tax liabilities related to these transactions were incorrectly recorded. The impact of these corrections was an increase to deferred tax liabilities of $1.1 million and a corresponding adjustment to retained earnings of $1.1 million, which is reflected in the January 31, 2013, 2014 and 2015 consolidated statements of stockholders' equity and consolidated balance sheets. The correction has no impact on the Company's consolidated statement of income and comprehensive income or consolidated statement of cash flows for any periods presented.

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. If and when the Company’s operating performance improves on a sustained basis, the conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. At January 31, 2016 and 2015, the valuation allowance attributable to deferred tax assets was $13.5 million and $10.7 million, respectively.

Deferred tax assets at January 31, 2016 and 2015 do not include $2.6 million and $2.1 million, respectively, of excess tax benefits from employee stock exercises. During fiscal 2016, the Company was able to recognize $0.6 million of deferred excess tax benefits. Equity will be increased by an additional $2.6 million when such excess tax benefits are ultimately realized.

The Company has gross net operating loss carryforwards of $29.3 million and tax credit carryforwards of $14.2 million as of January 31, 2016. The majority of the Company’s net operating loss carryforwards do not expire, the remaining begin to expire in fiscal year 2017. The majority of the Company’s tax credits carryforwards do not expire, the remaining begin to expire in fiscal year 2020.

During the fiscal year ended January 31, 2016, the Company decreased its reserves for uncertain tax positions by $0.4 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Income and Comprehensive Income as income tax expense. The liability for unrecognized tax benefits that may be recognized in the next twelve months is classified as short-term in the Company’s Consolidated Balance Sheet while the remainder is classified as long-term.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31,
	2016	2015
	(in thousands)
Unrecognized tax benefits at beginning of the year	$1,924	$2,626
Increases as a result of tax positions taken in a prior period	(17)	85
Increases as a result of tax positions taken in the current period	15	27
Reduction as a result of a lapse of the statute of limitations	(288)	(649)
Decreases as a result of tax settlements	(89)	(165)
Unrecognized tax benefit at end of year	$1,545	$1,924

All of the unrecognized tax benefits included in the balance sheet at January 31, 2016 would impact the effective tax rate on income from continuing operations, if recognized.

The total amount of interest recognized in the Consolidated Statement of Income and Comprehensive Income for unpaid taxes was $19,000 for the year ended January 31, 2016. The total amount of interest and penalties recognized in the Consolidated Balance Sheet at January 31, 2016 was $0.2 million.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. Below is a list of our material jurisdictions and the years open for audit as of fiscal 2016:

Jurisdiction	Years Open for Audit
U.S. Federal	FY13 and beyond
California	FY12 and beyond
Michigan	FY12 and beyond
New Jersey	FY12 and beyond
Australia	FY12 and beyond
France	FY14 and beyond
India	FY98, FY99, FY09, FY10, FY12 and beyond
Ireland	FY12 and beyond
United Kingdom	FY15 and beyond

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

Dividends

The following table sets forth the dividends declared and paid by the Company during fiscal 2016:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
12/9/2015	12/23/2015	1/6/2016	$0.072	$0.06	$1,313,000
9/9/2015	9/23/2015	9/30/2015	$0.072	$0.06	$1,313,000
6/9/2015	6/23/2015	6/30/2015	$0.072	$0.06	$1,310,000
4/15/2015	4/29/2015	5/6/2015	$0.072	$0.06	$1,299,000

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

5. STOCK-BASED COMPENSATION

Stock Plans

On June 7, 2006, the stockholders approved the QAD Inc. 2006 Stock Incentive Program (“2006 Program”). The 2006 Program allows for equity awards in the form of incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (“SARs”) and other stock rights. The stockholders authorized a maximum of 4,150,000 shares to be issued under the 2006 Program, of which 3,320,000 are reserved for issuance as Class A Common Stock and 830,000 are reserved for issuance as Class B Common Stock. On June 12, 2012, the Company's stockholders approved an amendment to the 2006 Stock Incentive Program to provide for an increase in the number of shares of Class A Common Stock reserved for issuance by 2,000,000 shares. As of January 31, 2016, 1,246,000 Class A Common Shares and 309,000 Class B Common Shares were available for issuance.

The Company issues equity awards in the form of stock-settled SARs. A SAR is a contractual right to receive value tied to the post-grant appreciation of the underlying stock. Although the Company has the ability to grant stock-settled or cash-settled SARs, the Company has only granted stock-settled SARs. Upon vesting, a holder of a stock-settled SAR receives shares in the Company’s common stock equal to the intrinsic value of the SAR at time of exercise. Under the 2006 Program, SARs have generally been granted for a term of eight years, they generally vest 25% after each year of service for four years and are contingent upon employment with the Company on the vesting date. Economically, a stock-settled SAR provides the same compensation value as a stock option, but the employee is not required to pay an exercise price upon exercise of the SAR. Stock compensation expense, as required under ASC 718, is the same for stock-settled SARs and stock options. At January 31, 2016, there were 2,246,000 SARs to purchase Class A Common Stock and 350,000 SARs to purchase Class B Common Stock outstanding under the 2006 Program.

The Company also issues restricted stock units (“RSUs”). RSUs granted to employees under the 2006 Program are generally released 25% after each year of service for four years and are contingent upon employment with the Company on the release date. Under the 2006 Program, RSUs granted to non-employee directors generally vest immediately and are contingent upon providing services to the Company. Stock based compensation is typically issued out of treasury shares. At January 31, 2016, there were 617,000 RSUs to purchase Class A Common Stock outstanding under the 2006 Program.

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

Stock- Based Compensation

The following table sets forth reported stock compensation expense included in the Company’s Consolidated Statements of Income and Comprehensive Income for the fiscal years ended January 31, 2016, 2015 and 2014:

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Stock-based compensation expense:
Cost of maintenance, subscription and other revenue	$347	$197	$201
Cost of professional services	739	492	476
Sales and marketing	1,377	790	858
Research and development	900	518	628
General and administrative	4,077	2,996	2,517
Total stock-based compensation expense	$7,440	$4,993	$4,680

The Company presents any benefits of realized tax deductions in excess of recognized compensation expense as cash flow from financing activities in the accompanying Consolidated Statement of Cash Flows. There were $779,000, $266,000 and $72,000 excess tax benefits recorded for equity awards exercised in the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

SAR Information

The weighted average assumptions used to value SARs are shown in the following table.

	Years Ended January 31,
	2016	2015	2014
Expected life in years	5.00	4.98	4.57
Risk free interest rate	1.64%	1.58%	1.00%
Volatility	41%	47%	53%
Dividend rate	1.10%	1.32%	2.42%

The following table summarizes the activity for outstanding options and SARs for the fiscal years ended January 31, 2016, 2015 and 2014:

	Options/ SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2013	2,920	$11.11
Granted	599	11.73
Exercised	(404)	9.21
Expired	(230)	15.16
Forfeited	(43)	10.68
Outstanding at January 31, 2014	2,842	$11.19
Granted	387	21.61
Exercised	(655)	11.47
Expired	(22)	12.68
Forfeited	(53)	12.31
Outstanding at January 31, 2015	2,499	$12.69
Granted	380	25.34
Exercised	(266)	10.69
Expired	(12)	14.22
Forfeited	(5)	12.05
Outstanding at January 31, 2016	2,596	$14.74	4.8	$12,995
Vested and expected to vest at January 31, 2016 (1)	2,591	$14.75	4.8	$12,963
Vested and exercisable at January 31, 2016	1,521	$11.50	3.8	$10,494
(1)	The expected-to-vest options and SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options and SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of January 31, 2016 and the exercise price for in-the-money stock options and SARs) that would have been received by the holders if all stock options and SARs had been exercised on January 31, 2016. The total intrinsic value of stock options or SARs exercised in the years ended January 31, 2016, 2015 and 2014 was $3.7 million, $5.7 million and $2.1 million, respectively. The weighted average grant date fair value per share of SARs granted in the years ended January 31, 2016, 2015 and 2014 was $8.70, $8.18 and $4.24, respectively.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2016, 2015 and 2014, the Company withheld shares 44,000, 88,000 shares and 49,000 shares for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2016, 2015 and 2014 were $1.1 million, $1.8 million and $0.7 million, respectively.

At January 31, 2016, there was approximately $5.7 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

RSU Information

The following table summarizes the activity for RSUs for the fiscal years ended January 31, 2016, 2015 and 2014:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock at January 31, 2013	385	$10.49
Granted	231	11.20
Released (1)	(165)	10.05
Forfeited	(21)	11.14
Restricted stock at January 31, 2014	430	$11.02
Granted	287	21.25
Released (1)	(167)	11.92
Forfeited	(47)	14.00
Restricted stock at January 31, 2015	503	$16.27
Granted	326	24.75
Released (1)	(192)	15.58
Forfeited	(20)	18.93
Restricted stock at January 31, 2016	617	$20.91
(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2016, 2015 and 2014, the Company withheld 52,000 shares, 45,000 shares and 47,000 shares, respectively, for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2016, 2015 and 2014 were $1.4 million, $1.0 million and $0.6 million, respectively.

Total unrecognized compensation cost related to RSUs was approximately $9.2 million as of January 31, 2016. This cost is expected to be recognized over a period of approximately 2.8 years.

6. DEFERRED REVENUES

Deferred revenues consisted of the following:

	January 31,
	2016	2015
	(in thousands)
Deferred maintenance revenue	$79,533	$86,381
Deferred subscription revenue	14,194	11,563
Deferred services revenue	2,332	2,813
Deferred license revenue	1,549	1,890
Deferred other revenue	303	74
Deferred revenues, current	97,911	102,721
Deferred revenues, non-current (in Other liabilities)	1,690	2,361
Total deferred revenues	$99,601	$105,082

Deferred maintenance and subscription revenues represent customer payments made in advance for support and subscription contracts. Support and subscription are billed in advance with corresponding revenues being recognized ratably over the support and subscription periods. Support is typically billed annually while subscription is billed quarterly or annually. Deferred license revenues result from undelivered products or specified enhancements, customer specific acceptance provisions and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred services revenues represent both prepayments for our professional services where revenues for these services are generally recognized as the Company completes the performance obligations for the prepaid services and services already provided but deferred due to software revenue recognition rules.

7. OTHER BALANCE SHEET ACCOUNTS

	January 31,
	2016	2015
	(in thousands)
Other current assets
Deferred cost of revenues	$7,849	$8,363
Prepaid expenses	5,789	4,589
Income tax receivable, net of payables	1,202	465
Other	1,184	1,382
	$16,024	$14,799
Other assets, net
Other intangibles, net	$1,073	$1,750
Security deposits	1,315	1,416
Other long-term assets	358	448
	$2,746	$3,614
Accounts payable
Trade payables	$6,648	$8,164
VAT payable	4,163	4,708
	$10,811	$12,872
Other current liabilities
Accrued commissions and bonus	$12,155	$14,585
Accrued compensated absences	7,887	8,072
Other accrued payroll	4,126	4,805
Accrued professional fees	1,416	1,733
Accrued travel	1,558	1,580
Accrued contract labor	914	908
Contingent liability related to acquisition of CEBOS	—	750
Other current liabilities	3,479	3,332
	$31,535	$35,765
Other liabilities
Long-term deferred revenue	$1,690	$2,361
Fair value of interest rate swap	674	626
Long-term tax contingency reserve	503	518
Other	1,598	1,714
	$4,465	$5,219

8. DEBT

	January 31, 2016	January 31, 2015
	(in thousands)
Note payable	$14,680	$15,086
Less current maturities	(422)	(406)
Long-term debt	$14,258	$14,680

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.43% at January 31, 2016. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2016 was $14.7 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At January 31, 2016, the effective borrowing rate would have been 1.18%.

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

As of January 31, 2016, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2015	$(7,418)
Other comprehensive loss before reclassifications	(1,311)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(1,311)
Balance as of January 31, 2016	$(8,729)

During fiscal 2016 there were no reclassifications from accumulated other comprehensive loss.

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible compensation. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest over a five-year period. The Company’s contributions for fiscal years 2016, 2015 and 2014 were $1.8 million, $1.8 million and $1.5 million, respectively.

Various QAD foreign subsidiaries also contribute to defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 3% to 21%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $4.8 million, $5.0 million and $4.6 million during fiscal years 2016, 2015 and 2014, respectively.

11. COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases certain office facilities, office equipment and automobiles under operating lease agreements. The leases generally provide that QAD pays taxes, insurance and maintenance expenses related to the leased assets. Total rent expense for fiscal years 2016, 2015 and 2014 was $5.0 million, $5.6 million and $5.8 million, respectively. Future minimum rental payments under non-cancelable operating lease commitments with terms of more than one year as of January 31, 2016 are as follows (in millions):

2017	$5.4
2018	4.7
2019	3.5
2020	1.7
2021	0.6
Thereafter	—
$15.9

Purchase Obligations

At January 31, 2016, the Company had $14.0 million of other non-cancelable contractual obligations, related to the purchase of goods and services not included in the table above.

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

Capital expenditures and property and equipment, net are assigned by geographic region based on the location of each legal entity.

	Years Ended January 31,
	2016	2015	2014
	(in thousands)
Revenue:
North America (1)	$127,776	$129,693	$113,937
EMEA	84,268	98,279	89,133
Asia Pacific	46,457	48,292	46,391
Latin America	19,351	18,837	16,850
	$277,852	$295,101	$266,311

Capital expenditures:
North America	$1,979	$3,468	$2,440
EMEA	538	482	1,224
Asia Pacific	524	576	1,029
Latin America	167	51	86
	$3,208	$4,577	$4,779
	January 31,
	2016	2015
	(in thousands)
Property and equipment, net:
North America	$27,304	$27,967
EMEA	3,270	3,617
Asia Pacific	1,331	1,455
Latin America	175	115
	$32,080	$33,154
(1)	Sales into Canada accounted for 2% of North America total revenue for each of the fiscal years 2016, 2015 and 2014.

13. QUARTERLY INFORMATION (Unaudited)

	Quarters Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal 2016
Total revenue	$69,265	$71,291	$68,037	$69,259
Total costs and expenses	68,505	68,968	64,570	65,638
Gross margin	37,167	38,663	37,032	38,428
Operating income	760	2,323	3,467	3,621
Net income	549	1,631	2,586	4,146
Basic net income per share
Class A	$0.03	$0.09	$0.14	$0.23
Class B	0.03	0.09	0.14	0.22
Diluted net income per share
Class A	$0.03	$0.08	$0.12	$0.19
Class B	0.02	0.07	0.12	0.18
Fiscal 2015
Total revenue	$68,485	$73,050	$74,004	$79,562
Total costs and expenses	68,187	70,986	68,115	71,828
Gross margin	37,054	39,831	40,933	45,653
Operating income	298	2,064	5,889	7,734
Net (loss) income	(76)	985	5,090	6,947
Basic net (loss) income per share
Class A	$(0.01)	$0.06	$0.33	$0.44
Class B	(0.00)	0.05	0.27	0.37
Diluted net (loss) income per share
Class A	$(0.01)	$0.06	$0.31	$0.42
Class B	(0.00)	0.05	0.27	0.36

SCHEDULE II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Statements of Income	Write-Offs, Net of Recoveries	Impact of Foreign Currency Translation	Balance at End of Period
Year ended January 31, 2014
Allowance for bad debt	1,474	72	(313)	(12)	1,221
Allowance for sales returns	1,036	982	(729)	(60)	1,229
Total allowance for doubtful accounts	$2,510	$1,054	$(1,042)	$(72)	$2,450
Year ended January 31, 2015
Allowance for bad debt	1,221	86	(39)	(74)	1,194
Allowance for sales returns	1,229	768	(574)	(93)	1,330
Total allowance for doubtful accounts	$2,450	$854	$(613)	$(167)	$2,524
Year ended January 31, 2016
Allowance for bad debt	1,194	78	(5)	(25)	1,242
Allowance for sales returns	1,330	696	(555)	(71)	1,400
Total allowance for doubtful accounts	$2,524	$774	$(560)	$(96)	$2,642

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2016.

QAD Inc.

By:	/s/ Daniel Lender
Daniel Lender Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAMELA M. LOPKER	Chairman of the Board, President	April 14, 2016
Pamela M. Lopker

/s/ KARL F. LOPKER	Director, Chief Executive Officer (Principal Executive Officer)	April 14, 2016
Karl F. Lopker

/s/ DANIEL LENDER	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 14, 2016
Daniel Lender

/s/ KARA BELLAMY	Sr. Vice President, Corporate Controller (Chief Accounting Officer)	April 14, 2016
Kara Bellamy

/s/ SCOTT ADELSON	Director	April 14, 2016
Scott Adelson

/s/ PETER R. VAN CUYLENBURG	Director	April 14, 2016
Peter R. van Cuylenburg

/s/ LESLIE STRETCH	Director	April 14, 2016
Leslie Stretch

/s/ LEE ROBERTS	Director	April 14, 2016
Lee Roberts

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE
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

EXHIBIT NUMBER	EXHIBIT TITLE
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

10.9(e)	Confirmation of a Swap Transaction between the Registrant and Rabobank, N.A. effective as of June 4, 2012 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on June 5, 2012)

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

EXHIBIT NUMBER	EXHIBIT TITLE
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(*)	Indicates the document is filed herewith.
(†)	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.