Form 10-Q
period 2016-04-30
QAD INC
filed 2016-06-07
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 31, 2016, there were 15,609,867 shares of the Registrant’s Class A common stock outstanding and 3,205,362 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

Index
PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	April 30, 2016	January 31, 2016
Assets
Current assets:
Cash and equivalents	$139,878	$137,731
Accounts receivable, net of allowances of $2,518 and $2,642 at April 30, 2016 and January 31, 2016, respectively	44,829	65,512
Deferred tax assets, net	8,527	8,203
Other current assets	18,960	16,024
Total current assets	212,194	227,470
Property and equipment, net	32,269	32,080
Capitalized software costs, net	1,321	1,553
Goodwill	10,771	10,645
Deferred tax assets, net	12,261	11,919
Other assets, net	2,560	2,679
Total assets	$271,376	$286,346

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$428	$422
Accounts payable	7,867	10,811
Deferred revenue	92,640	97,911
Other current liabilities	26,624	31,535
Total current liabilities	127,559	140,679
Long-term debt	14,082	14,191
Other liabilities	4,387	4,465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,603,799 shares and 16,603,729 shares at April 30, 2016 and January 31, 2016, respectively	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares and 3,537,366 shares at April 30, 2016 and January 31, 2016, respectively	4	4
Additional paid-in capital	196,596	195,420
Treasury stock, at cost (1,331,008 shares and 1,365,885 shares at April 30, 2016 and January 31, 2016, respectively)	(18,104)	(18,717)
Accumulated deficit	(45,041)	(40,983)
Accumulated other comprehensive loss	(8,123)	(8,729)
Total stockholders’ equity	125,348	127,011
Total liabilities and stockholders’ equity	$271,376	$286,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Revenue:
License fees	$3,947	$6,851
Subscription fees	11,492	9,419
Maintenance and other	32,836	33,383
Professional services	17,122	19,612
Total revenue	65,397	69,265

Costs of revenue:
License fees	725	929
Subscription fees	6,197	5,064
Maintenance and other	7,763	7,777
Professional services	17,425	18,328
Total cost of revenue	32,110	32,098

Gross profit	33,287	37,167

Operating expenses:
Sales and marketing	16,922	17,145
Research and development	11,134	10,657
General and administrative	8,005	8,441
Amortization of intangibles from acquisitions	165	164
Total operating expenses	36,226	36,407

Operating (loss) income	(2,939)	760

Other expense (income):
Interest income	(172)	(57)
Interest expense	174	183
Other expense (income), net	870	(119)
Total other expense (income), net	872	7

(Loss) income before income taxes	(3,811)	753
Income tax (benefit) expense	(1,069)	204

Net (loss) income	$(2,742)	$549

Basic net (loss) income per share
Class A	$(0.15)	$0.03
Class B	$(0.13)	$0.03
Diluted net (loss) income per share
Class A	$(0.15)	$0.03
Class B	$(0.13)	$0.02

Net (loss) income	$(2,742)	$549
Other comprehensive income, net of tax:
Foreign currency translation adjustments	606	73
Total comprehensive (loss) income	$(2,136)	$622

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(2,742)	$549
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,476	1,454
Provision for doubtful accounts and sales adjustments	49	311
Stock compensation expense	1,554	1,306
Change in fair value of derivative instrument	31	(245)
Excess tax benefits from share-based payment arrangements	(222)	(151)
Changes in assets and liabilities:
Accounts receivable	21,430	26,823
Other assets	(2,960)	(1,122)
Accounts payable	(3,151)	(4,456)
Deferred revenue	(7,480)	(11,157)
Other liabilities	(6,850)	(8,976)
Net cash provided by operating activities	1,135	4,336
Cash flows from investing activities:
Purchase of property and equipment	(1,074)	(1,140)
Capitalized software costs	(12)	(28)
Net cash used in investing activities	(1,086)	(1,168)
Cash flows from financing activities:
Repayments of debt	(106)	(102)
Tax payments, net of proceeds, related to stock awards	(369)	(391)
Payment of contingent liability associated with acquisitions	—	(750)
Excess tax benefits from share-based payment arrangements	222	151
Proceeds from issuance of common stock, net of issuance costs	—	8,365
Net cash (used in) provided by financing activities	(253)	7,273

Effect of exchange rates on cash and equivalents	2,351	(103)

Net increase in cash and equivalents	2,147	10,338

Cash and equivalents at beginning of period	137,731	120,526

Cash and equivalents at end of period	$139,878	$130,864

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$1,316	$1,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
QAD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for the year ending January 31, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued accounting standard update, or ASU, 2014-09, Revenue from Contracts with Customers. The standard was issued to provide a single framework that replaces existing industry and transaction specific U.S. GAAP with a five-step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2019. Early adoption would be permitted for the Company beginning in fiscal year 2018. The standard permits the use of either the retrospective or cumulative transition method. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Index
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is to be implemented retrospectively. The Company adopted the provisions of this ASU in the first quarter of fiscal 2017.  Adoption of this ASU did not have a material impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, given that the authoritative guidance within ASU 2015-03 for debt issuance costs does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the provisions of this ASU in the first quarter of fiscal 2017.  Adoption of this ASU did not have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which requires deferred tax liabilities and assets be presented as noncurrent on the classified statement of financial position. ASU 2015-17 will be effective for the Company’s fiscal year beginning February 1, 2017. The standard permits the use of either prospective or retrospective application to all periods presented. The Company does not expect this adoption to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for the Company in its first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU 2016-02.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and the Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

Index
2.	COMPUTATION OF NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended April 30,
	2016	2015
	(in thousands except per share data)
Net (loss) income	$(2,742)	$549
Less: Dividends declared	(1,316)	(1,299)
Undistributed net loss	$(4,058)	$(750)

Net (loss) income per share – Class A Common Stock
Dividends declared	$1,124	$1,107
Allocation of undistributed net loss	(3,465)	(639)
Net (loss) income attributable to Class A common stock	$(2,341)	$468

Weighted average shares of Class A common stock outstanding—basic	15,594	15,262
Weighted average potential shares of Class A common stock	—	786
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	15,594	16,048

Basic net (loss) income per Class A common share	$(0.15)	$0.03
Diluted net (loss) income per Class A common share	$(0.15)	$0.03

Net (loss) income per share – Class B Common Stock
Dividends declared	$192	$192
Allocation of undistributed net loss	(593)	(111)
Net (loss) income attributable to Class B common stock	$(401)	$81

Weighted average shares of Class B common stock outstanding—basic	3,204	3,196
Weighted average potential shares of Class B common stock	—	83
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,204	3,279

Basic net (loss) income per Class B common share	$(0.13)	$0.03
Diluted net (loss) income per Class B common share	$(0.13)	$0.02

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Class A	2,807	326
Class B	349	60

3.	FAIR VALUE MEASUREMENTS

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

Index
The following table sets forth the financial assets and liabilities, measured at fair value, as of April 30, 2016 and January 31, 2016:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of April 30, 2016 (a)	$112,792
Money market mutual funds as of January 31, 2016 (a)	$113,984
Liability related to the interest rate swap as of April 30, 2016 (b)		$(706)
Liability related to the interest rate swap as of January 31, 2016 (b)		$(675)

(a) Money market mutual funds are recorded at fair value based upon quoted market prices.
(b) The liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. In addition, the amount of cash and equivalents, including cash deposited with commercial banks, was $27 million and $24 million as of April 30, 2016 and January 31, 2016, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the three months ended April 30, 2016.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 6 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at April 30, 2016 and January 31, 2016 were as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	April 30, 2016	January 31, 2016
Derivative instrument:
Interest rate swap	Other liabilities	$(706)	$(675)
Total		$(706)	$(675)

Index
The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended April 30, 2016 and April 30, 2015 was $(31,000) and $245,000, respectively.

4.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2016 and January 31, 2016 were as follows:

	April 30, 2016	January 31, 2016
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs (1)	788	1,029
	4,246	4,487
Less accumulated amortization	(2,925)	(2,934)
Capitalized software costs, net	$1,321	$1,553

(1)	Capitalized software development costs include the impact of foreign currency translation.

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first three months of fiscal 2017, approximately $0.3 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.2 million and $0.3 million for the three months ended April 30, 2016 and 2015, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of April 30, 2016:

Fiscal Years	(in thousands)
2017 remaining	$710
2018	566
2019	42
2020	3
$1,321

Index
5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2016	$26,253	$(15,608)	$10,645
Impact of foreign currency translation	126	—	126
Balance at April 30, 2016	$26,379	$(15,608)	$10,771

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2016. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2015. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2016. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2016, that would cause the Company to test goodwill for impairment.

Intangible Assets

	April 30, 2016	January 31, 2016
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,796	$2,749
Trade name	515	515
	3,311	3,264
Less: accumulated amortization	(2,392)	(2,191)
Net amortizable intangible assets	$919	$1,073

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of April 30, 2016, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.2 million for each of the first quarters of fiscal 2017 and 2016. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of April 30, 2016:

Fiscal Years	(in thousands)
2017 remaining	$499
2018	420
$919

Index
6.	DEBT

	April 30, 2016	January 31, 2016
	(in thousands)
Note payable	$14,574	$14,680
Less current maturities	(428)	(422)
Less loan origination costs, net	(64)	(67)
Long-term debt	$14,082	$14,191

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.44% at April 30, 2016. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2016 was $14.6 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At April 30, 2016, the effective borrowing rate would have been 1.19%.

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

As of April 30, 2016, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2016	$(8,729)
Other comprehensive income before reclassifications	606
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	606
Balance as of April 30, 2016	$(8,123)

Index
During the first quarter of fiscal 2017 there were no reclassifications from accumulated other comprehensive loss.

8.	INCOME TAXES

The Company’s income tax provision for the first quarter of fiscal 2017 and 2016 reflects estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur.

The Company recorded income tax (benefit) expense of $(1.1) million and $0.2 million in the first quarter of fiscal 2017 and fiscal 2016, respectively. The effective tax rate was 28% during the first quarter of fiscal 2017 compared to 27% for the same period in the prior year. The difference in rates was primarily due to jurisdictional mix and lower forecasted book income in fiscal 2017.  The estimated annual effective tax rate increased to 30% from 28% in the previous fiscal year 2016. The difference in rates is primarily due to jurisdictional mix.

The gross amount of unrecognized tax benefits was $1.5 million at April 30, 2016, including interest and penalties.  As a result of adoption of ASU 2013-11, the Company reduced its unrecognized tax benefits by $1.0 million with an accompanying reduction of deferred tax assets by $1.0 million.  The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.  In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits and lapse in statute of limitations, an estimated $0.1 million of gross unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2016, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

•	India for fiscal years ended March 31, 1998, 1999, 2010, 2012, 2013 and 2014
•	Thailand for fiscal year ended 2014

During the first three months of fiscal year 2017, QAD has settled the following audits with immaterial or no adjustments made as a result of the settlements:

•	Italy for the fiscal years ended 2011, 2012, 2013 and 2014
•	Wisconsin for the fiscal years ended 2012, 2013 and 2014

Index
9.	STOCKHOLDERS’ EQUITY

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

Dividends

The following table sets forth the dividends that were declared by the Company during the first quarter of fiscal 2017:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
4/12/2016	4/26/2016	5/3/2016	$0.072	$0.06	$1,316,000

10.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2016.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Cost of subscription	$19	$12
Cost of maintenance and other revenue	61	46
Cost of professional services	155	119
Sales and marketing	261	261
Research and development	227	148
General and administrative	831	720
Total stock-based compensation expense	$1,554	$1,306

SAR Information

The following table summarizes the activity for outstanding SARs for the three months ended April 30, 2016:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2016	2,596	$14.74
Granted	—	—
Exercised	(20)	10.44
Expired	—	—
Forfeited	(6)	12.16
Outstanding at April 30, 2016	2,570	$14.78	4.6	$14,640
Vested and expected to vest at April 30, 2016 (1)	2,566	$14.78	4.6	$14,616
Vested and exercisable at April 30, 2016	1,503	$11.52	3.6	$11,773

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

Index
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2016, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on April 30, 2016. The total intrinsic value of SARs exercised in the three months ended April 30, 2016 was $0.2 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the quarter ended April 30, 2016, the Company withheld 3,400 shares for payment of these taxes at a value of $69,000.

At April 30, 2016, there was approximately $5.0 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the three months ended April 30, 2016:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2016	617	$20.91
Granted	—	—
Released (1)	(45)	20.41
Forfeited	(16)	21.15
Restricted stock at April 30, 2016	556	$20.94

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2016, the Company withheld 16,000 shares for payment of these taxes at a value of $0.3 million.

Total unrecognized compensation cost related to RSUs was approximately $8.2 million as of April 30, 2016. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Index
11.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	April 30, 2016	January 31, 2016
	(in thousands)
Deferred maintenance revenue	$73,594	$79,533
Deferred subscription revenue	15,397	14,194
Deferred services revenue	1,984	2,332
Deferred license revenue	1,248	1,549
Deferred other revenue	417	303
Deferred revenues, current	92,640	97,911
Deferred revenues, non-current (in Other liabilities)	1,486	1,690
Total deferred revenues	$94,126	$99,601

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

	Three Months Ended April 30,
	2016	2015
Revenue:	(in thousands)
North America (1)	$29,519	$30,222
EMEA	19,792	21,802
Asia Pacific	11,680	11,725
Latin America	4,406	5,516
	$65,397	$69,265

(1)	Sales into Canada accounted for 2% of North America total revenue in each of the three months ended April 30, 2016 and 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,”  “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

Index
INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2016, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for bad debt and sales returns; c) capitalized software development costs; d) impairment assessments on goodwill and intangible assets; e) valuation of deferred tax assets and tax contingency reserves; and f) stock-based compensation are further discussed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

BUSINESS OVERVIEW

QAD Inc. (“QAD,” the “Company,” “we” or “us”) is a leading global provider of vertically-oriented, mission-critical enterprise software solutions for global manufacturing companies across the automotive, life sciences, consumer products, food and beverage, high technology and industrial products industries. Our mission is to deliver best-in-class software that allows our customers to operate more effectively on a global basis. QAD Enterprise Applications enables measurement and control of key business processes and supports operational requirements. We deliver our software solutions to our customers in a format that best meets their current and future needs - either in the cloud, on premise, or blended. Increasingly, our customers are selecting a cloud-based deployment as they expand their businesses globally and as they recognize the benefits of full featured ERP cloud-based software.

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

Index
•	Maintenance and support, including technical support, training materials, product enhancements and upgrades;

•	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first quarter of fiscal 2017, approximately 45% of our total revenue was generated in North America, 30% in EMEA, 18% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on both the proportion of users in each region and sales effort. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2016, we employed approximately 1,690 full time employees worldwide, of which 620 employees were based in North America, 520 employees in EMEA, 470 employees in Asia Pacific and 80 employees in Latin America.

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

Our business model is evolving as evidenced by subscription fees exceeding license fees in fiscal 2016. We continue to assess current business offerings and introduce more flexible license and service offerings in the cloud which have ratable revenue streams. The accounting impact of these cloud offerings and other business decisions are expected to result in an increase in the percentage of our recurring revenue, making for more predictable revenue over time, while correspondingly reducing our upfront perpetual license revenue stream. Recurring revenue, which we define as subscription revenue and maintenance revenue, made up approximately 68% of total revenue in the first quarter of fiscal 2017 compared with 62% in the same period last year. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility in how customers gain access to and pay for our products. We expect this business model transition will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time.

OVERVIEW OF THE FISCAL 2017 FIRST QUARTER

A significant portion of our business is conducted in currencies other than the U.S. dollar, particularly the euro.  We operate in several geographical regions as described in Note 13 “Business Segment Information” within the Notes to Condensed Consolidated Financial Statements. In the first quarter of fiscal 2017, approximately 55% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results. In the table below, we present the change based on actual results in reported currency and in constant currency.

Index
	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$65,397	$69,265	$(2,486)	$(1,382)	$(3,868)
Cost of revenue	32,110	32,098	(486)	474	(12)
Gross profit	33,287	37,167	(2,972)	(908)	(3,880)
Operating expenses	36,226	36,407	(242)	423	181
(Loss) income from operations	$(2,939)	$760	$(3,214)	$(485)	$(3,699)

Total revenue for the first quarter of fiscal 2017 decreased by 6%, to $65.4 million, when compared to the same period last year. Currency had an adverse impact on total revenue of $1.4 million. On a constant currency basis, total revenue decreased by $2.5 million, or 4%. The decline in revenue was driven by lower license and professional services revenue partially offset by growth in subscription revenue from our cloud offering.

While the impact of currency changes negatively affected our revenue, it also reduced our expenses. Total cost of revenue was relatively flat when compared to the same period last year, but on a constant currency basis, total cost of revenue increased 2% to $32.1 million. Similarly, operating expenses were relatively flat compared to the same period last year, but on a constant currency basis, operating expenses increased 1% to $36.2 million. The net unfavorable impact of currency fluctuations on our income from operations was $0.5 million.

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. In the first quarter of fiscal 2017, license revenue decreased by 42% to $3.9 million. On a constant currency basis license revenue decreased by $2.7 million, or 41%. During the first quarter of fiscal 2017 the number and size of license orders were lower when compared to the same period last year. Our revenue mix has continued to shift significantly from license to subscription revenue. Due to our focus on selling our products in the cloud, we expect cloud revenue to increase and license revenue to continue to decline.

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

We have more success closing license deals with existing customers and their affiliates than we do with companies that have no prior experience with QAD. Accordingly, we put greater focus pursuing opportunities where there is an existing QAD connection. As a result, a majority of our license revenue is generated from existing customers and their affiliates. We believe global economic volatility will continue to shape customers’ buying decisions, making it difficult to forecast sales cycles for our products and the timing of software license sales. In addition, we expect license revenue to decrease as our cloud business continues to grow and customers elect to use QAD products in the cloud in favor of purchasing licenses.

Subscription Revenue. Subscription revenue consists of monthly fees from customers to access our products via the cloud and other subscription offerings. Our cloud offering typically includes access to QAD software, hosting, support and product updates, if and when available. Included in subscription revenue are the fees for transition services such as set up, configuration, database conversion and migration. Sales of our QAD Cloud ERP represented over 85% of our total subscription revenue in the first quarter of fiscal 2017 and in the fiscal year 2016. Our cloud revenue represented approximately 14% and 12% of our total revenue in the first quarters of 2017 and 2016, respectively, and our cloud customer retention rate is in excess of 90%. We track our retention rate by calculating the annualized revenue of customer sites with contracts expected to be renewed during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate.

Index
In the first quarter of fiscal 2017, subscription revenue increased by 22% to $11.5 million compared to the first quarter of fiscal 2016. On a constant currency basis, subscription revenue increased by $2.4 million, or 26%, in the first quarter of fiscal 2017 when compared to the same period last year. Excluding a one-time recognition of $0.9 million in the first quarter of fiscal 2016, subscription revenue increased 35%. Growing our cloud solution and offering our products as SaaS continues to be a key strategic and growth initiative for us.

Our cloud customers include a mix of existing customers who have converted from our on-premise model and new customer implementations of our cloud solution. New customers typically generate less revenue up front as compared to customers who are converting to cloud. New customers tend to increase the number of users as their sites go live over time. Existing customers are already using our product at the time of conversion to the cloud; therefore, all sites and users generally go live from the conversion date. Subscription revenue is billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. We expect cloud revenue in fiscal 2017 will continue to grow at a rate of approximately 30%.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In the first quarter of fiscal 2017, maintenance revenue decreased by 2% to $32.7 million which included an adverse currency impact of $0.5 million. On a constant currency basis maintenance revenue decreased by $0.1 million.

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

Professional Services Revenue. Our professional services business includes technical and application consulting, training, implementations, migrations and upgrades related to our solutions. In the first quarter of fiscal 2017, our professional services revenue decreased by 13% to $17.1 million. Currency had an adverse impact on first quarter professional services revenue of $0.4 million. On a constant currency basis professional services revenue decreased by $2.1 million, or 11%. Professional services projects are discretionary in nature and are affected by general economic conditions in the manufacturing industry and our customers' businesses. In the second half of fiscal 2016 and in the first quarter of fiscal 2017, several large engagements were delayed, resulting in lower utilization. We will continue to monitor the global economic environment and we believe we will have better results in the second half of the year. If necessary, we will adjust the level of our services resources and related expenses. We manage our partners and subcontractors to supplement our internal resources, which provides us with the flexibility to contend with these fluctuations in demand and helps us mitigate low utilization rates in slow times.

Our professional services organization provides our customers with expertise and assistance in planning and implementing our solutions whether in the cloud or on-premise. Consultants typically assist customers with the initial installation of a system, the conversion and transfer of the customer’s historical data into our software, and ongoing training, education, and system upgrades. We believe our professional services help customers implement our software more efficiently, support a customer’s success with our solution, strengthen our customer relationships, and add to our industry-specific knowledge base for use in future implementations and product innovations. Our professional services margins tend to range from about breakeven to 10%. We believe we offer competitive rates and view our professional services organization as a department supporting the implementation and deployment of our products and improving the overall customer experience. Professional services margins lower our overall operating margin as professional services margins are inherently lower than margins for our license, maintenance and subscription revenues. Professional services revenue may be impacted by currency fluctuations; however, since we generally use local resources our costs are also impacted by similar currency fluctuations, providing a natural hedge. As a result, our margins have not been significantly impacted by currency fluctuations.

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

Cash Flow and Financial Condition. In the first quarter of fiscal 2017, we generated cash flow from operating activities of $1.1 million. Our cash and equivalents at April 30, 2016 totaled $139.9 million, with the only debt on our balance sheet of $14.6 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity-related transactions.

In fiscal 2017, we anticipate that our priorities for use of cash will be developing sales and services resources and continued investment in research and development to drive and support growth and long-term strategies. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery and technology direction. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2017.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$3,947	$6,851	$(2,701)	$(203)	$(2,904)	-42%
Percentage of total revenue	6%	10%
Subscription fees	11,492	9,419	2,363	(290)	2,073	22%
Percentage of total revenue	18%	14%
Maintenance and other	32,836	33,383	(23)	(524)	(547)	-2%
Percentage of total revenue	50%	48%
Professional services	17,122	19,612	(2,125)	(365)	(2,490)	-13%
Percentage of total revenue	26%	28%
Total revenue	$65,397	$69,265	$(2,486)	$(1,382)	$(3,868)	-6%

Index
Total Revenue. On a constant currency basis, total revenue was $65.4 million and $67.9 million for the first quarter of fiscal 2017 and 2016, respectively, representing a $2.5 million, or 4%, decrease from the same period last year. When comparing categories within total revenue at constant rates, our results for the first quarter of fiscal 2017 included decreases in our license and professional services categories while maintenance and other was flat and subscription increased. Revenue outside the North America region as a percentage of total revenue was 55% and 56% for the first quarter of fiscal 2017 and fiscal 2016, respectively. On a constant currency basis, total revenue decreased in our North America, Latin America and EMEA regions and increased in our Asia Pacific region during fiscal 2017 when compared to the same period last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the first quarter of fiscal 2017 and 2016:

	Three months ended April 30,
	2016	2015
Automotive	32%	30%
Consumer products and food and beverage	19%	22%
High technology and industrial products	34%	33%
Life sciences	15%	15%
Total revenue	100%	100%

License Revenue. On a constant currency basis, license revenue was $3.9 million and $6.6 million for the first quarter of fiscal 2017 and 2016, respectively, representing a $2.7 million, or 41%, decrease from the same period last year. On a constant currency basis, license revenue decreased in our North America, Latin America and EMEA regions and remained relatively flat in our Asia Pacific region during the first quarter of fiscal 2017 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2017, no customers placed license orders totaling more than $0.3 million. This compared to the first quarter of fiscal 2016 in which five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. In addition to the lower number of license orders greater than $0.3 million, we also recognized less revenue in the first quarter of fiscal 2017 related to previously deferred deals when compared to the same period last year. The growth in our cloud revenue is resulting in a shift in favor of subscription over licenses.

Subscription Revenue. On a constant currency basis, subscription revenue was $11.5 million and $9.1 million for the first quarter of fiscal 2017 and 2016, respectively, representing a $2.4 million, or 26%, increase from the same period last year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 85% of total subscription revenue in the first quarter of fiscal 2017 and in the fiscal year 2016. QAD Cloud ERP revenue consists of new customers, QAD customers converting from on-premise and additional users and modules purchased from our existing cloud customers. On a constant currency basis, subscription revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the first quarter of fiscal 2017 when compared to the same period last year. During the first quarter of fiscal 2016 we recognized $0.9 million of subscription revenue in our Latin America region related to one customer where we had deferred revenue in previous periods related to a complex implementation. We recognized the revenue once the implementation and rollout of their users was completed and we received confirmation from the customer that the local requirements were being met by the service offering. Excluding the one-time recognition, overall subscription revenue growth on a constant currency basis would have been 35%.

The following table presents cloud revenue by region for the first quarter of fiscal 2017 and 2016:

	Three months ended April 30,
	2016	2015
North America	64%	57%
Asia Pacific	15%	12%
EMEA	14%	13%
Latin America	7%	18%
Total cloud revenue	100%	100%

Index
The following table presents cloud revenue by industry for the first quarter of fiscal 2017 and 2016:

	Three months ended April 30,
	2016	2015
Automotive	40%	48%
Consumer products and food and beverage	16%	15%
High technology and industrial products	19%	15%
Life sciences	25%	22%
Total cloud revenue	100%	100%

We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $32.8 million and $32.9 million for the first quarter of fiscal 2017 and 2016, respectively, representing a $0.1 million decrease compared to the same period last year. On a constant currency basis, maintenance and other revenue decreased in our North America region and increased in our EMEA, Latin America and Asia Pacific regions during the first quarter of fiscal 2017 when compared to the same period last year. The decrease in maintenance and other revenue was primarily attributable to the impact of customers converting to QAD Cloud ERP and customer cancellations partially offset by sales of maintenance in connection with sales of new licenses. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

Our total short-term deferred revenue as of April 30, 2016 was $92.6 million, of which $73.6 million was related to deferred maintenance and will be recognized over the period of the maintenance support. Deferred subscriptions totaled $15.4 million primarily related to hosting and cloud services we will provide over periods up to the next twelve months. Deferred services totaled $2.0 million and represents prepayments for our professional services where revenues for these services are recognized as we complete the performance obligations as well as services already provided but deferred due to software revenue recognition rules. Deferred license totaled $1.2 million and relates to undelivered products or specified enhancements, customer specific acceptance provisions and software license transactions that cannot be segmented from undelivered consulting or other services. The remaining short-term deferred revenue consists of development and marketing income. On a constant currency basis, short-term deferred revenue as of April 30, 2016 was $93.6 million, compared to $91.4 million as of April 30, 2015. There was a $1.0 million total adverse impact to deferred revenue from foreign currency, of which $0.8 million related to deferred maintenance. Products are generally shipped as orders are received or within a short period thereafter. In addition, maintenance contracts tend to be one year and are invoiced annually at renewal. Accordingly, we have historically operated with little backlog. Because of the generally short cycle between order and shipment and the relatively low amount of subscription revenue, we believe that our backlog as of any particular date is not currently significant.

Professional Services Revenue. On a constant currency basis, professional services revenue was $17.1 million and $19.2 million for the first quarter of fiscal 2017 and 2016, respectively, representing a $2.1 million, or 11%, decrease when compared to the same period last year. On a constant currency basis, professional services revenue decreased across all regions during the first quarter of fiscal 2017 when compared to the same period last year. The decrease in professional services revenue can be attributed to fewer engagements and a lower amount of professional services revenue per customer. A significant portion of our professional services revenue is generated from discretionary upgrade projects for existing customers. These projects are affected by general economic conditions in the manufacturing industry and our customers' businesses. As a result, global economic uncertainty can cause on-going projects to slow down, resulting in reduced monthly spend for our customers, while new projects can get delayed until conditions start to improve.

Index
Cost of Revenue

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$725	$929	$196	$8	$204	22%
Cost of subscription	6,197	5,064	(1,196)	63	(1,133)	-22%
Cost of maintenance and other	7,763	7,777	(103)	117	14	0%
Cost of professional services	17,425	18,328	617	286	903	5%
Total cost of revenue	$32,110	$32,098	$(486)	$474	$(12)	0%
Percentage of revenue	49%	46%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $32.1 million and $31.6 million for the first quarter of fiscal 2017 and 2016, respectively, and as a percentage of total revenue was 49% and 47% for the first quarter of fiscal 2017 and 2016, respectively. The non-currency related increase in cost of revenue of $0.5 million, or 2%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2015 was primarily due to higher hosting costs and higher professional fees associated with higher subscription revenue and lower travel expenses associated with lower services revenue. The lower utilization in professional services, as well as the change in revenue mix from license revenue to subscription revenue contributed to the increase in total cost of revenue as a percentage of total revenue. Since subscription revenue caries higher costs than license revenue, the overall cost of revenue increased.

Cost of License Fees.  On a constant currency basis, cost of license fees was $0.7 million and $0.9 million for the first quarter of fiscal 2017 and 2016, respectively. Cost of license fees as a percentage of license revenue was 18% and 14% for the first quarter of fiscal 2017 and 2016, respectively. The higher cost of license revenue percentage in the first quarter of fiscal 2017 was due to fixed amortization of capitalized software costs as a percentage of license revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $6.2 million and $5.0 million for the first quarter of fiscal 2017 and 2016, respectively, representing an increase of $1.2 million, or 24%. The non-currency related increase in cost of subscription of $1.2 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to higher hosting costs of $0.7 million and higher professional fees of $0.2 million. Cost of subscription as a percentage of subscription revenue was 54% for both the first quarter of fiscal 2017 and 2016. Excluding the one-time $0.9 million subscription recognition, cost of subscription as a percentage of subscription revenue would have been 59% for the first quarter of fiscal 2016. We plan to improve our subscription margins over time, but we also anticipate fluctuations in our subscription margins as we make investments to support future growth.

Cost of Maintenance and Other.  On a constant currency basis, cost of maintenance and other was $7.8 million and $7.7 million in the first quarter of fiscal 2017 and 2016, respectively. Cost of maintenance and other as a percentage of maintenance and other revenue was 24% and 23% for the first quarter of fiscal 2017 and 2016, respectively.

Index
Cost of Professional Services.  On a constant currency basis, cost of professional services was $17.4 million and $18.0 million for the first quarter of fiscal 2017 and 2016, respectively, representing a decrease of $0.6 million, or 3%. The non-currency related decrease in cost of professional services of $0.6 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was due primarily to cost relief from personnel who worked on projects in other departments of $0.4 million and lower travel of $0.2 million. Cost of professional services as a percentage of professional services revenue was 102% and 93% for the first quarter of fiscal 2017 and 2016, respectively. The higher cost of professional services percentage in the first quarter of fiscal 2017 was primarily due to lower utilization. While we expect lower professional services profitability to continue in the near term, we expect utilization will increase to historical levels over time.

Sales and Marketing

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$16,922	$17,145	$14	$209	$223	1%
Percentage of revenue	26%	25%

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

On a constant currency basis, sales and marketing expense was $16.9 million in both the first quarter of fiscal 2017 and 2016. Changes within the expense categories of sales and marketing in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 consisted of higher salaries and related costs of $0.4 million as a result of higher headcount of approximately 5 people and higher marketing expense of $0.1 million which were offset by lower commissions of $0.3 million and lower sales agent fees of $0.2 million.

Research and Development

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$11,134	$10,657	$(587)	$110	$(477)	-4%
Percentage of revenue	17%	16%

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

Index
On a constant currency basis, research and development expense was $11.1 million and $10.5 million for the first quarter of fiscal 2017 and 2016, respectively, representing an increase of $0.6 million or 6%. The non-currency related increase in research and development expense of $0.6 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 consisted of higher salaries and related costs of $0.3 million as a result of higher headcount of approximately 7 people, higher travel of $0.1 million and higher stock compensation of $0.1 million.

General and Administrative

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$8,005	$8,441	$331	$105	$436	5%
Percentage of revenue	12%	12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $8.0 million and $8.3 million for the first quarter of fiscal 2017 and 2016, respectively, representing a decrease of $0.3 million, or 4%. The non-currency related decrease in general and administrative expense of $0.3 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to lower bad debt of $0.2 million and lower bonuses of $0.2 million partially offset by  higher stock compensation of $0.1 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million for the first quarters of both fiscal 2017 and 2016. Amortization expense in each of the first quarters of fiscal 2017 and 2016 was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2016	$	%	April 30, 2015
(in thousands)
Other (income) expense
Interest income	$(172)	$(115)	-202%	$(57)
Interest expense	174	(9)	-5%	183
Other expense, net	870	989	831%	(119)
Total other (income) expense, net	$872	$865	12,357%	$7
Percentage of revenue	2%			0%

Net other expense was $0.9 million and breakeven for the first quarter of fiscal 2017 and fiscal 2016, respectively. The increase in net other expense was primarily related to higher foreign exchange losses of $0.7 million due to the decline of the U.S. dollar relative to the currencies of most of the foreign countries in which we operate, and the unfavorable change in the fair market value of the interest rate swap associated with the mortgage on our headquarters of $0.3 million.

Index
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

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2016	$	%	April 30, 2015
(in thousands)
Income tax (benefit) expense	$(1,069)	$(1,273)	-624%	$204
Percentage of revenue	-2%			0%
Effective tax rate	28%			27%

We recorded income tax (benefit) expense of $(1.1) million and $0.2 million in the first quarter of fiscal 2017 and fiscal 2016, respectively. Our effective tax rate was 28% during the first quarter of fiscal 2017 compared to 27% for the same period in the prior year.  The difference in rates is primarily due to jurisdictional mix and lower forecasted book income in fiscal 2017.  Our estimated annual effective tax rate increased to 30% from 28% in the previous fiscal year 2016. The difference in rates is primarily due to jurisdictional mix.

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

Index
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

Index
Income tax adjustments: Beginning in fiscal 2016, we began to compute and utilize a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisition-related costs, since each of these can vary in size and frequency. When projecting the long-term rate we evaluated four years of historical and expected results excluding the impact of the following non-cash items: stock-based compensation expense, amortization of purchased intangibles and the change in fair value of the interest rate swap. The projected rate assumes no new acquisitions and takes into account other factors including our current business structure, our existing tax positions in various jurisdictions and key legislation in major jurisdictions where we operate. The non-GAAP tax rate is 25%. We intend to re-evaluate this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. This long-term rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix, acquisition activity or fundamental tax law changes in major jurisdictions where we operate.

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share to the most comparable GAAP measures for the three months ended April 30, 2016 and 2015 are as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2016	2015
Total revenue	$65,397	$69,265

Net (loss) income	(2,742)	549
Add back:
Net interest expense	2	126
Depreciation	1,044	999
Amortization	430	452
Income taxes	(1,069)	204
EBITDA	$(2,335)	$2,330
Add back:
Non-cash stock-based compensation	1,554	1,306
Change in fair value of interest rate swap	31	(245)
Adjusted EBITDA	$(750)	$3,391
Adjusted EBITDA margin	-1%	5%

Non-GAAP net (loss) income reconciliation
Net (loss) income	$(2,742)	$549
Add back:
Non-cash stock-based compensation	1,554	1,306
Amortization of purchased intangible assets	345	344
Change in fair value of interest rate swap	31	(245)
Income tax adjustments	(483)	(351)
Non-GAAP net (loss) income	$(1,295)	$1,603

Non-GAAP (loss) earnings per diluted Class A share reconciliation
(Loss) earnings per diluted Class A share	$(0.15)	$0.03
Add back:
Non-cash stock-based compensation	0.09	0.07
Amortization of purchased intangible assets	0.02	0.02
Change in fair value of interest rate swap	0.00	(0.01)
Income tax adjustments	(0.03)	(0.02)
Non-GAAP (loss) earnings per diluted Class A share	$(0.07)	$0.09

Shares used in computing (loss) earnings per diluted Class A share	15,594	16,048

Non-GAAP (loss) earnings per diluted Class B share reconciliation
(Loss) earnings per diluted Class B share	$(0.13)	$0.02
Add back:
Non-cash stock-based compensation	0.07	0.06
Amortization of purchased intangible assets	0.02	0.02
Change in fair value of interest rate swap	0.00	(0.01)
Income tax adjustments	(0.02)	(0.02)
Non-GAAP (loss) earnings per diluted Class B share	$(0.06)	$0.07

Shares used in computing (loss) earnings per diluted Class B share	3,204	3,279

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

At April 30, 2016, our principal sources of liquidity were cash and equivalents totaling $139.9 million and net accounts receivable of $44.8 million. At April 30, 2016, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2016. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2017.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2016, the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was approximately 64% and 62% as of April 30, 2016 and January 31, 2016, respectively. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

Index
The following table summarizes our cash flows for the three months ended April 30, 2016 and 2015, respectively.

(in thousands)	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015
Net cash provided by operating activities	$1,135	$4,336
Net cash used in investing activities	(1,086)	(1,168)
Net cash (used in) provided by financing activities	(253)	7,273
Effect of foreign exchange rates on cash and equivalents	2,351	(103)
Net increase in cash and equivalents	$2,147	$10,338

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $1.1 million and $4.3 million for the first quarter of fiscal 2017 and 2016, respectively. The negative cash flow effect of changes in accounts receivable and other assets of $7.2 million, due primarily to collections in excess of billings, and a decrease in net income of $3.3 million was offset by the positive cash flow effect of changes in deferred revenue, other liabilities and accounts payable of $7.1 million.

Net cash used in investing activities consisted primarily of capital expenditures of $1.1 million for the first quarter of both fiscal 2017 and 2016. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash provided by financing activities during the first quarter of fiscal 2016 included proceeds received from the sale of stock of $8.4 million after deducting offering expenses and underwriting discounts and commissions.

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

DSO under the countback method was relatively consistent at 65 days and 73 days as of April 30, 2016 and 2015, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 62 days and 67 days at April 30, 2016 and 2015, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2016 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2016 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2016. During the quarter ended April 30, 2016 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At April 30, 2016, the effective borrowing rate would have been 1.19%.

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

As of April 30, 2016, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.44% at April 30, 2015. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2016 was $14.6 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2016 and the first quarter of fiscal 2017 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real, British pound and Mexican peso. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of April 30, 2016.

Index
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

For each of the three months ended April 30, 2016 and 2015, approximately 55% of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 40% for each of the three months ended April 30, 2016 and 2015. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 25%.

For the three months ended April 30, 2016 and 2015, foreign currency transaction and remeasurement losses totaled $0.8 million $0.2 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.1 million.

These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates from the 2016 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of April 30, 2016 there were no borrowings under our unsecured line of credit.

Index
Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2016 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2016.

Index
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

QAD Inc.
(Registrant)

Date: June 6, 2016	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)