Form 10-Q
period 2016-07-31
QAD INC
filed 2016-09-08
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of August 31, 2016, there were 15,767,632 shares of the Registrant’s Class A common stock outstanding and 3,205,865 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 31, 2016	January 31, 2016
Assets
Current assets:
Cash and equivalents	$134,708	$137,731
Accounts receivable, net of allowances of $2,311 and $2,642 at July 31, 2016 and January 31, 2016, respectively	45,468	65,512
Deferred tax assets, net	8,449	8,203
Other current assets	18,369	16,024
Total current assets	206,994	227,470
Property and equipment, net	31,658	32,080
Capitalized software costs, net	1,127	1,553
Goodwill	10,680	10,645
Deferred tax assets, net	12,156	11,919
Other assets, net	2,332	2,679
Total assets	$264,947	$286,346

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$433	$422
Accounts payable	7,315	10,811
Deferred revenue	85,268	97,911
Other current liabilities	27,778	31,535
Total current liabilities	120,794	140,679
Long-term debt	13,975	14,191
Other liabilities	5,052	4,465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,173 shares and 16,603,729 shares at July 31, 2016 and January 31, 2016, respectively	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares and 3,537,366 shares at July 31, 2016 and January 31, 2016, respectively	4	4
Additional paid-in capital	194,943	195,420
Treasury stock, at cost (1,173,138 shares and 1,365,885 shares at July 31, 2016 and January 31, 2016, respectively)	(15,701)	(18,717)
Accumulated deficit	(45,767)	(40,983)
Accumulated other comprehensive loss	(8,369)	(8,729)
Total stockholders’ equity	125,126	127,011
Total liabilities and stockholders’ equity	$264,947	$286,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Revenue:
License fees	$6,416	$8,560	$10,363	$15,411
Subscription fees	12,317	9,145	23,809	18,564
Maintenance and other	33,266	33,833	66,102	67,216
Professional services	17,779	19,753	34,901	39,365
Total revenue	69,778	71,291	135,175	140,556

Costs of revenue:
License fees	765	972	1,490	1,901
Subscription fees	6,748	5,162	12,945	10,226
Maintenance and other	7,769	7,907	15,532	15,684
Professional services	17,623	18,587	35,048	36,915
Total cost of revenue	32,905	32,628	65,015	64,726

Gross profit	36,873	38,663	70,160	75,830

Operating expenses:
Sales and marketing	17,400	16,982	34,322	34,127
Research and development	11,149	10,590	22,283	21,247
General and administrative	8,521	8,602	16,526	17,043
Amortization of intangibles from acquisitions	166	166	331	330
Total operating expenses	37,236	36,340	73,462	72,747

Operating (loss) income	(363)	2,323	(3,302)	3,083

Other (income) expense:
Interest income	(159)	(87)	(331)	(144)
Interest expense	161	190	335	373
Other (income) expense, net	(433)	(413)	437	(532)
Total other (income) expense	(431)	(310)	441	(303)

Income (loss) before income taxes	68	2,633	(3,743)	3,386
Income tax (benefit) expense	(532)	1,002	(1,601)	1,206

Net income (loss)	$600	$1,631	$(2,142)	$2,180

Basic net income (loss) per share
Class A	$0.03	$0.09	$(0.12)	$0.12
Class B	$0.03	$0.08	$(0.10)	$0.10
Diluted net income (loss) per share
Class A	$0.03	$0.09	$(0.12)	$0.12
Class B	$0.03	$0.07	$(0.10)	$0.10

Net income (loss)	$600	$1,631	$(2,142)	$2,180
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(246)	(745)	360	(672)
Total comprehensive income (loss)	$354	$886	$(1,782)	$1,508

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(2,142)	$2,180
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,003	2,887
Provision for doubtful accounts and sales adjustments	—	432
Stock compensation expense	3,972	3,737
Change in fair value of derivative instrument	212	(351)
Excess tax benefits from share-based payment arrangements	(254)	(1,078)
Changes in assets and liabilities:
Accounts receivable	20,412	31,283
Other assets	(2,859)	748
Accounts payable	(3,518)	(4,474)
Deferred revenue	(13,015)	(19,184)
Other liabilities	(4,045)	(7,023)
Net cash provided by operating activities	1,766	9,157
Cash flows from investing activities:
Purchase of property and equipment	(1,682)	(1,653)
Capitalized software costs	(62)	(39)
Net cash used in investing activities	(1,744)	(1,692)
Cash flows from financing activities:
Repayments of debt	(233)	(204)
Tax payments, net of proceeds, related to stock awards	(1,584)	(2,165)
Payment of contingent liability associated with acquisitions	—	(750)
Excess tax benefits from share-based payment arrangements	254	1,078
Proceeds from issuance of common stock, net of issuance costs	—	8,365
Cash dividends paid	(2,642)	(2,609)
Net cash (used in) provided by financing activities	(4,205)	3,715

Effect of exchange rates on cash and equivalents	1,160	(1,621)

Net (decrease) increase in cash and equivalents	(3,023)	9,559

Cash and equivalents at beginning of period	137,731	120,526

Cash and equivalents at end of period	$134,708	$130,085

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for the year ending January 31, 2017.

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

In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is to be implemented retrospectively. The Company adopted the provisions of this ASU in the first quarter of fiscal 2017. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, given that the authoritative guidance within ASU 2015-03 for debt issuance costs does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the provisions of this ASU in the first quarter of fiscal 2017. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)  ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for the Company in its first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of ASU 2016-02.

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

2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$600	$1,631	$(2,142)	$2,180
Less: Dividends declared	(1,326)	(1,310)	(2,642)	(2,609)
Undistributed net (loss) income	$(726)	$321	$(4,784)	$(429)

Net income (loss) per share – Class A Common Stock
Dividends declared	$1,134	$1,118	$2,257	$2,225
Allocation of undistributed net (loss) income	(621)	274	(4,086)	(365)
Net income (loss) attributable to Class A common stock	$513	$1,392	$(1,829)	$1,860

Weighted average shares of Class A common stock outstanding—basic	15,694	15,467	15,644	15,367
Weighted average potential shares of Class A common stock	586	794	—	793
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	16,280	16,261	15,644	16,160

Basic net income (loss) per Class A common share	$0.03	$0.09	$(0.12)	$0.12
Diluted net income (loss) per Class A common share	$0.03	$0.09	$(0.12)	$0.12

Net income (loss) per share – Class B Common Stock
Dividends declared	$192	$192	$385	$384
Allocation of undistributed net (loss) income	(105)	47	(698)	(64)
Net income (loss) attributable to Class B common stock	$87	$239	$(313)	$320

Weighted average shares of Class B common stock outstanding—basic	3,205	3,201	3,204	3,198
Weighted average potential shares of Class B common stock	70	83	—	84
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,275	3,284	3,204	3,282

Basic net income (loss) per Class B common share	$0.03	$0.08	$(0.10)	$0.10
Diluted net income (loss) per Class B common share	$0.03	$0.07	$(0.10)	$0.10

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Class A	1,027	504	745	478
Class B	151	95	136	78

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

The following table sets forth the financial assets and liabilities, measured at fair value, as of July 31, 2016 and January 31, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of July 31, 2016 (a)	$111,994
Money market mutual funds as of January 31, 2016 (a)	$113,984
Liability related to the interest rate swap as of July 31, 2016 (b)		$(887)
Liability related to the interest rate swap as of January 31, 2016 (b)		$(675)

___________________________

(a) Money market mutual funds are recorded at fair value based upon quoted market prices.

(b) The liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $23 million and $24 million as of July 31, 2016 and January 31, 2016, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the six months ended July 31, 2016.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 6 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as a liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at July 31, 2016 and January 31, 2016 were as follows (in thousands):

	(Liability) Derivative
		Fair Value
	Balance Sheet Location	July 31, 2016	January 31, 2016
Derivative instrument:
Interest rate swap	Other liabilities	$(887)	$(675)
Total		$(887)	$(675)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended July 31, 2016 and 2015 was $(212,000) and $351,000 respectively.

4. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2016 and January 31, 2016 were as follows:

	July 31, 2016	January 31, 2016
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs	809	1,029
Total capitalized software costs	4,267	4,487
Less accumulated amortization	(3,140)	(2,934)
Capitalized software costs, net	$1,127	$1,553

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2017, approximately $0.3 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.5 million for each of the six months ended July 31, 2016 and 2015. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of July 31, 2016:

Fiscal Years	(in thousands)
2017 remaining	$492
2018	576
2019	52
2020	7
Total	$1,127

5.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2016 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2016	$26,253	$(15,608)	$10,645
Impact of foreign currency translation	35	—	35
Balance at July 31, 2016	$26,288	$(15,608)	$10,680

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2016. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2015. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2016. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2016, that would cause the Company to test goodwill for impairment.

Intangible Assets

	July 31, 2016	January 31, 2016
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,765	$2,749
Trade name	515	515
Total amortizable intangible assets	3,280	3,264
Less: accumulated amortization	(2,532)	(2,191)
Net amortizable intangible assets	$748	$1,073

______________________

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2016, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.3 million for each of the six months ended July 31, 2016 and 2015. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of July 31, 2016:

Fiscal Years	(in thousands)
2017 remaining	$330
2018	418
Total	$748

6.   DEBT

	July 31, 2016	January 31, 2016
	(in thousands)
Note payable	$14,470	$14,680
Less current maturities	(433)	(422)
Less loan origination costs, net	(62)	(67)
Long-term debt	$13,975	$14,191

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.48% at July 31, 2016. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2016 was $14.5 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At July 31, 2016, the effective borrowing rate would have been 1.23%.

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

As of July 31, 2016, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2016	$(8,729)
Other comprehensive income	360
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	360
Balance as of July 31, 2016	$(8,369)

During the first six months of fiscal 2017 there were no reclassifications from accumulated other comprehensive loss.

8.  INCOME TAXES

The Company’s income tax provision for each of the second quarters of fiscal 2017 and fiscal 2016 reflects estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur.

The Company recorded income tax (benefit) expense of $(1.6) million and $1.2 million for the first six months of fiscal 2017 and 2016, respectively. Our effective tax rate increased to 43% from 36% for the same period in the prior year. The increase in our annual effective tax rate is primarily due to the impact of fixed withholding tax expense on a substantially lower forecasted book income in fiscal 2017.

The Company recorded income tax (benefit) expense of $(0.5) million and $1.0 million in the second quarter of fiscal 2017 and fiscal 2016, respectively. Our effective tax rate decreased to (782)% during the second quarter of fiscal 2017 compared to 38% for the same period in the prior year. The difference in rates is primarily due to the near breakeven results in the second quarter of fiscal 2017.

The gross amount of unrecognized tax benefits was $1.5 million at July 31, 2016, including interest and penalties. As a result of adoption of ASU 2013-11, the Company reduced its unrecognized tax benefits by $1.0 million with an accompanying reduction of deferred tax assets by $1.0 million. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits and lapse in statute of limitations, an estimated $0.1 million of gross unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2016, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 1998, 1999, 2009, 2010, 2013 and 2014
●	Japan for fiscal years ended January 31, 2013, 2014, 2015, 2016 through July 31, 2016
●	France for fiscal year ended January 31, 2013
●	Iowa for fiscal year ended January 31, 2014

During fiscal year 2017, QAD has settled the following audits:

●	Italy for the fiscal years ended January 31, 2011 and 2012
●	Wisconsin for the fiscal years ended January 31, 2012, 2013 and 2014
●	Thailand for fiscal year ended January 31, 2014

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

Dividends

The following table sets forth the dividends that were declared by the Company during the first six months of fiscal 2017:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
6/14/2016	6/28/2016	7/7/2016	$0.072	$0.06	$1,326,000
4/12/2016	4/26/2016	5/3/2016	$0.072	$0.06	$1,316,000

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2016.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of subscription	$35	$22	$54	$34
Cost of maintenance and other revenue	99	87	160	133
Cost of professional services	278	234	433	353
Sales and marketing	427	429	688	690
Research and development	330	290	557	438
General and administrative	1,249	1,369	2,080	2,089
Total stock-based compensation expense	$2,418	$2,431	$3,972	$3,737

SAR Information

The weighted average assumptions used to value SARs granted in the six months ended July 31, 2016 and 2015 are shown in the following table:

	Six Months Ended July 31,
	2016	2015
Expected life in years (1)	5.25	5.00
Risk free interest rate (2)	1.16%	1.64%
Volatility (3)	36%	41%
Dividend rate (4)	1.51%	1.10%

____________________________

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the six months ending on July 31, 2016.

The following table summarizes the activity for outstanding SARs for the six months ended July 31, 2016:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2016	2,596	$14.74
Granted	380	18.64
Exercised	(60)	10.60
Expired	(17)	12.58
Forfeited	(6)	12.16
Outstanding at July 31, 2016	2,893	$15.36	4.8	$13,510
Vested and expected to vest at July 31, 2016 (1)	2,891	$15.36	4.8	$13,495
Vested and exercisable at July 31, 2016	1,896	$12.83	3.8	$12,427

____________________________

(1)	The expected-to-vest SARs are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding SARs.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2016, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on July 31, 2016. The total intrinsic value of SARs exercised in the six months ended July 31, 2016 was $0.5 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended July 31, 2016, the Company withheld 5,400 shares for payment of these taxes at a value of $101,000. During the six months ended July 31, 2016, the Company withheld 8,800 shares for payment of these taxes at a value of $170,000.

At July 31, 2016, there was approximately $6.3 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the six months ended July 31, 2016:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2016	617	$20.91
Granted	299	18.45
Released (1)	(250)	18.98
Forfeited	(18)	21.09
Restricted stock at July 31, 2016	648	$20.51

_________________________

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2016, the Company withheld 56,700 shares for payment of these taxes at a value of $1.1 million. During the six months ended July 31, 2016, the Company withheld 72,500 shares for payment of these taxes at a value of $1.4 million.

Total unrecognized compensation cost related to RSUs was approximately $11.4 million as of July 31, 2016. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

11. DEFERRED REVENUES

Deferred revenues consisted of the following:

	July 31, 2016	January 31, 2016
	(in thousands)
Deferred maintenance revenue	$64,972	$79,533
Deferred subscription revenue	17,178	14,194
Deferred services revenue	1,827	2,332
Deferred license revenue	1,218	1,549
Deferred other revenue	73	303
Deferred revenues, current	85,268	97,911
Deferred revenues, non-current (in Other liabilities)	1,994	1,690
Total deferred revenues	$87,262	$99,601

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

License and subscription revenues are assigned to the geographic regions based on the proportion of users in each region. Maintenance revenue is allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue:
North America (1)	$32,815	$33,529	$62,334	$63,751
EMEA	19,835	21,552	39,627	43,354
Asia Pacific	12,137	11,597	23,817	23,322
Latin America	4,991	4,613	9,397	10,129
	$69,778	$71,291	$135,175	$140,556

____________________________

(1)	Sales into Canada accounted for 2% of North America total revenue in each of the three and six months ended July 31, 2016 and 2015.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue recognition; b) accounts receivable allowances for bad debt and sales returns; c) capitalized software development costs; d) impairment assessments on goodwill and intangible assets; e) business combinations; f) valuation of deferred tax assets and tax contingency reserves; and g) stock-based compensation are further discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first half of fiscal 2016, approximately 46% of our total revenue was generated in North America, 29% in EMEA, 18% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License and subscription revenues are assigned to the geographic regions based on the proportion of users in each region. Maintenance revenue is allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At July 31, 2016, we employed approximately 1,710 full time employees worldwide, of which 630 employees were based in North America, 530 employees in EMEA, 470 employees in Asia Pacific and 80 employees in Latin America.

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

We are transitioning our business model from a traditional license ownership to a cloud based model (Software as a Service) and we have seen an acceleration of customer preference to the cloud. During the second quarter of fiscal 2017 we closed most of our new deals in the cloud in addition to converting several of our existing customers, including the sale of our largest cloud deal to date. Recurring revenue, which we define as subscription revenue plus maintenance revenue, accounted for 67% of total revenue for the first six months of fiscal 2017, up from 61% one year ago. By eliminating higher up-front licensing costs and providing more flexibility in how customers gain access to and pay for our products we expect our cloud business model will be attractive to our customers and will expand our customer base over time. We anticipate this will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time. As a result of our focus on cloud, our license revenue has been declining as a percentage of total revenue in comparison to prior years, a trend that we believe will continue. We expect this could put adverse pressure on short-term profitability as we invest to support growth of our cloud business and our sales and operational expenses are recognized ahead of revenue.

OVERVIEW OF THE FIRST SIX MONTHS OF FISCAL 2017

A significant portion of our business is conducted in currencies other than the U.S. dollar, particularly the euro.  We operate in several geographical regions as described in Note 13 “Business Segment Information” within the Notes to Condensed Consolidated Financial Statements. In the first half of fiscal 2017, approximately 54% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results. In the table below, we present the change based on actual results in reported currency and in constant currency.

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$69,778	$71,291	$(268)	$(1,245)	$(1,513)
Cost of revenue	32,905	32,628	(701)	424	(277)
Gross profit	36,873	38,663	(969)	(821)	(1,790)
Operating expenses	37,236	36,340	(1,381)	485	(896)
(Loss) income from operations	$(363)	$2,323	$(2,350)	$(336)	$(2,686)

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$135,175	$140,556	$(2,754)	$(2,627)	$(5,381)
Cost of revenue	65,015	64,726	(1,187)	898	(289)
Gross profit	70,160	75,830	(3,941)	(1,729)	(5,670)
Operating expenses	73,462	72,747	(1,623)	908	(715)
(Loss) income from operations	$(3,302)	$3,083	$(5,564)	$(821)	$(6,385)

Total revenue for the first six months of fiscal 2017 decreased by 4%, to $135.2 million, when compared to the same period last year. Currency had an adverse impact on total revenue of $2.6 million. On a constant currency basis total revenue decreased by $2.7 million, or 2%. The decline in revenue was driven by lower license and professional services revenue partially offset by growth in subscription revenue from our cloud offering. We expect license revenue to decline as we transition existing and new customers to the cloud.

While the impact of currency changes negatively affected our revenue, it also reduced our expenses. Total cost of revenue for the first six months of fiscal 2017 increased by $0.3 million, or 1%, when compared to the same period last year, but on a constant currency basis, total cost of revenue increased by $1.2 million, or 2%. Similarly, operating expenses for the first six months of fiscal 2017 increased by $0.7 million, or 1%, compared to the same period last year, but on a constant currency basis, operating expenses increased by $1.6 million or 2%. The net unfavorable impact of currency fluctuations on our income from operations was $0.8 million for the first six months of fiscal 2017.

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. On a constant currency basis license revenue decreased by $4.7 million, or 31%, in the first six months of fiscal 2017 compared to the same period last year. During the first six months of fiscal 2017 the number and size of license orders were lower when compared to the same period last year. Our revenue mix has continued to shift significantly from license to subscription revenue as a result of our business model transition. We expect cloud revenue will continue to increase and license revenue to decline.

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

We expect new customers are more likely to subscribe to our products in the cloud rather than purchasing perpetual licenses. As a result, we expect a majority of our license revenue will be generated from existing customers and their affiliates. We believe global economic volatility will continue to shape customers’ buying decisions, making it difficult to forecast sales cycles for our products and the timing of software license sales. In addition, we expect license revenue to decrease as our cloud business continues to grow and existing customers elect to subscribe to QAD products in the cloud in favor of purchasing licenses.

Subscription Revenue. Subscription revenue consists of monthly fees from customers to access our products via the cloud and other subscription offerings. Our cloud offerings typically include access to QAD software, hosting, support and product updates, if and when available. Included in subscription revenue are the fees for transition services such as set up, configuration, database conversion and migration. Sales of QAD Cloud ERP represented over 85% of our total subscription revenue in the first six months of fiscal 2017 and 2016. Our cloud revenue represented approximately 15% and 12% of our total revenue in the first six months of 2017 and 2016, respectively. Our cloud customer retention rate is in excess of 90%. We track our retention rate by calculating the annualized revenue of customer sites with contracts expected to be renewed during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate.

On a constant currency basis, subscription revenue increased by $5.7 million, or 31%, in the first six months of fiscal 2017 when compared to the same period last year. Subscription margins were 46%, up 1% from last year. Given the acceleration of our cloud business, we have made additional investments in infrastructure in order to support additional environments for our new customers. The revenue associated with these environments lags behind the cost, and as a result we experience margin pressure during periods of high growth. Subscription margins should improve over time, but these quarterly fluctuations should be expected as we invest to support cloud growth. Growing our cloud solution and offering our products as SaaS continues to be a key strategic initiative for us.

Our cloud customers include a mix of existing customers who have converted from our on-premise model and new customer implementations of our cloud solution. New customers typically generate less revenue up front as compared to customers who are converting to cloud. New customers tend to increase the number of users as their sites go live over time. Existing customers are already using our product at the time of conversion to the cloud; therefore, sites and users generally go live from the conversion date. Subscription revenue is billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. We expect cloud revenue in fiscal 2017 will continue to grow at a rate of approximately 30%.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. In the first six months of fiscal 2017, maintenance revenue was relatively unchanged when compared to the same period last year.

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

Professional Services Revenue. Our professional services business includes technical and application consulting, training, implementations, migrations and upgrades related to our solutions. On a constant currency basis professional services revenue decreased by $3.8 million, or 10%, in the first six months of fiscal 2017 when compared to the same period last year. Professional services projects are discretionary in nature and are affected by general economic conditions in the manufacturing industry and our customers' businesses. In the first half of fiscal 2017 several large engagements were delayed, resulting in lower utilization. We have begun several important engagements and expect services revenues and margins to improve to levels consistent with fiscal 2016 over time. We will continue to monitor the impact of the global economic environment on our services business and will adjust the level of our services resources and related expenses if necessary. We manage our partners and subcontractors to supplement our internal resources, which provides us with the flexibility to contend with these fluctuations in demand and helps us mitigate low utilization rates in slow times.

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

Cash Flow and Financial Condition. In the first six months of fiscal 2017, we generated cash flow from operating activities of $1.8 million. Our cash and equivalents at July 31, 2016 totaled $134.7 million, with the only debt on our balance sheet of $14.5 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity-related transactions.

In fiscal 2017, we anticipate that our priorities for use of cash will be developing sales and services resources, continued investment in the growth of our cloud business and research and development to drive and support long-term strategies. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery and technology direction. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2017.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$6,416	$8,560	$(2,001)	$(143)	$(2,144)	-25%
Percentage of total revenue	9%	12%
Subscription fees	12,317	9,145	3,363	(191)	3,172	35%
Percentage of total revenue	18%	13%
Maintenance and other	33,266	33,833	9	(576)	(567)	-2%
Percentage of total revenue	48%	47%
Professional services	17,779	19,753	(1,639)	(335)	(1,974)	-10%
Percentage of total revenue	25%	28%
Total revenue	$69,778	$71,291	$(268)	$(1,245)	$(1,513)	-2%

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$10,363	$15,411	$(4,702)	$(346)	$(5,048)	-33%
Percentage of total revenue	7%	11%
Subscription fees	23,809	18,564	5,726	(481)	5,245	28%
Percentage of total revenue	18%	13%
Maintenance and other	66,102	67,216	(14)	(1,100)	(1,114)	-2%
Percentage of total revenue	49%	48%
Professional services	34,901	39,365	(3,764)	(700)	(4,464)	-11%
Percentage of total revenue	26%	28%
Total revenue	$135,175	$140,556	$(2,754)	$(2,627)	$(5,381)	-4%

Total Revenue. On a constant currency basis, total revenue was $69.8 million for the second quarter of fiscal 2017 representing a $0.2 million decrease from $70.0 million for the same period last fiscal year. When comparing categories within total revenue at constant rates, our results for the second quarter of fiscal 2017 included decreases in our license and professional services categories while maintenance and other was flat and subscription increased. Revenue outside the North America region as a percentage of total revenue was 53% for the second quarter of both fiscal 2017 and fiscal 2016. On a constant currency basis, total revenue decreased in our North America and EMEA regions and increased in our Asia Pacific and Latin America regions during the second quarter of fiscal 2017 when compared to the same period last year.

On a constant currency basis, total revenue was $135.2 million for the first six months of fiscal 2017 representing a $2.7 million, or 2%, decrease from $137.9 million for the same period last fiscal year. When comparing categories within total revenue at constant rates, our results for the first six months of fiscal 2017 included decreases in our license and professional services categories while maintenance and other was flat and subscription increased. Revenue outside the North America region as a percentage of total revenue was 54% and 55% for the first six months of fiscal 2017 and fiscal 2016, respectively. On a constant currency basis, total revenue decreased in our North America and EMEA regions and increased in our Asia Pacific and Latin America regions during the first six months of fiscal 2017 when compared to the same period last year.

Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between food and beverage and consumer products as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for fiscal 2017 and 2016:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016
Automotive	35%	33%	33%	31%
Consumer products and food and beverage	18%	20%	19%	21%
High technology and industrial products	33%	34%	33%	33%
Life sciences	14%	13%	15%	15%
Total revenue	100%	100%	100%	100%

License Revenue. On a constant currency basis, license revenue was $6.4 million for the second quarter of fiscal 2017 representing a $2.0 million, or 24%, decrease from $8.4 million for the same period last fiscal year. License revenue decreased in our North America, EMEA and Asia Pacific regions and increased in our Latin America region during the second quarter of fiscal 2017 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2017, one customer placed a license order totaling $1.9 million and no other customers placed orders in excess of $0.3 million. This compared to the second quarter of fiscal 2016 in which eight customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. As we transition to selling our products in the cloud, we expect to see license revenue decrease and cloud revenue increase.

On a constant currency basis, license revenue was $10.4 million for the first six months of fiscal 2017 representing a $4.7 million, or 31%, decrease from $15.1 million for the same period last fiscal year. License revenue decreased in our North America, EMEA and Asia Pacific regions and increased in our Latin America region during the first six months of fiscal 2017 when compared to the same period last year. During the first six months of fiscal 2017, one customer placed a license order totaling $1.9 million and no other customers placed orders in excess of $0.3 million. This compared to the first six months of fiscal 2016 in which thirteen customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

Subscription Revenue. On a constant currency basis, subscription revenue was $12.3 million for the second quarter of fiscal 2017 representing a $3.3 million, or 37%, increase from $9.0 million for the same period last fiscal year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 85% of total subscription revenue in the second quarter of both fiscal 2017 and 2016. QAD Cloud ERP revenue consists of new customers, QAD customers converting from on-premise and additional users and modules purchased by our existing cloud customers. On a constant currency basis, subscription revenue increased in all our regions during the second quarter of fiscal 2017 when compared to the same period last year.

On a constant currency basis, subscription revenue was $23.8 million for the first six months of fiscal 2017 representing a $5.7 million, or 31%, increase from $18.1 million for the same period last fiscal year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented over 85% of total subscription revenue in the first six months of fiscal 2017 and 2016. On a constant currency basis, subscription revenue increased in all regions during the first six months of fiscal 2017 when compared to the same period last year.

The following table presents cloud revenue by region for fiscal 2017 and 2016:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
North America	60%	63%	62%	60%
Asia Pacific	16%	16%	15%	15%
EMEA	15%	14%	15%	13%
Latin America	9%	7%	8%	12%
Total cloud revenue	100%	100%	100%	100%

The following table presents cloud revenue by industry for fiscal 2017 and 2016:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Automotive	39%	42%	39%	45%
Consumer products and food and beverage	16%	17%	16%	16%
High technology and industrial products	18%	13%	18%	14%
Life sciences	27%	28%	27%	25%
Total cloud revenue	100%	100%	100%	100%

We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $33.3 million for the second quarter of both fiscal 2017 and 2016. Maintenance and other revenue decreased in our North America region and increased in our EMEA, Latin America and Asia Pacific regions during the second quarter of fiscal 2017 when compared to the same period last year. Sales of maintenance in connection with sales of new licenses and price increases offset the decrease in maintenance and other revenue attributable to the impact of customers converting to QAD Cloud ERP and customer cancellations. When customers convert to QAD Cloud ERP they no longer pay for maintenance as those services are included as a component of the subscription offering.

On a constant currency basis, maintenance and other revenue was $66.1 million for the first six months of both fiscal 2017 and 2016. On a constant currency basis, maintenance and other revenue decreased in our North America region and increased in our EMEA, Latin America and Asia Pacific regions during the first six months of fiscal 2017 when compared to the same period last year. We expect maintenance revenue will decrease in the future as our customers convert to the cloud.

Professional Services Revenue. On a constant currency basis, professional services revenue was $17.8 million for the second quarter of fiscal 2017 representing a $1.6 million, or 8%, decrease from $19.4 million for the same period last fiscal year. Professional services revenue decreased in our North America, EMEA and Latin America regions and increased in our Asia Pacific region during the second quarter of fiscal 2017 when compared to the same period last year. The decrease in professional services revenue can be attributed to fewer engagements and a lower amount of professional services revenue per customer. A significant portion of our professional services revenue is generated from discretionary upgrade projects for existing customers. These projects are affected by general economic conditions in the manufacturing industry and our customers' businesses. As a result, global economic uncertainty can cause on-going projects to slow down, resulting in reduced monthly spend for our customers, while new projects can get delayed until conditions start to improve.

On a constant currency basis, professional services revenue was $34.9 million for the first six months of fiscal 2017 representing a $3.8 million, or 10%, decrease from $38.7 million for the same period last fiscal year. Professional services revenue decreased in our North America, EMEA and Latin America regions and increased in our Asia Pacific region during the first six months of fiscal 2017 when compared to the same period last year. The decrease in professional services revenue can be attributed to fewer engagements and a lower amount of professional services revenue per customer.

Cost of Revenue

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$765	$972	$203	$4	$207	21%
Cost of subscription	6,748	5,162	(1,610)	24	(1,586)	-31%
Cost of maintenance and other	7,769	7,907	42	96	138	2%
Cost of professional services	17,623	18,587	664	300	964	5%
Total cost of revenue	$32,905	$32,628	$(701)	$424	$(277)	-1%
Percentage of revenue	47%	46%

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$1,490	$1,901	$399	$12	$411	22%
Cost of subscription	12,945	10,226	(2,806)	87	(2,719)	-27%
Cost of maintenance and other	15,532	15,684	(61)	213	152	1%
Cost of professional services	35,048	36,915	1,281	586	1,867	5%
Total cost of revenue	$65,015	$64,726	$(1,187)	$898	$(289)	0%
Percentage of revenue	48%	46%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $32.9 million and $32.2 million for the second quarter of fiscal 2017 and 2016, respectively, and as a percentage of total revenue was 47% and 46% for the second quarter of fiscal 2017 and 2016, respectively. The non-currency related increase in cost of revenue of $0.7 million, or 2%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily due to higher hosting costs and higher professional fees associated with higher subscription revenue.

On a constant currency basis, total cost of revenue (combined cost of license fees, cost of maintenance, subscription and other and cost of professional services) was $65.0 million and $63.8 million for the first six months of fiscal 2017 and 2016, respectively, and as a percentage of total revenue was 48% and 46% for the first six months of fiscal 2017 and 2016, respectively. The non-currency related increase in cost of revenue of $1.2 million, or 2%, for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily due to higher hosting costs and higher professional fees associated with higher subscription revenue.

Cost of License Fees.  On a constant currency basis, cost of license fees was $0.8 million for the second quarter of fiscal 2017 representing a decrease of $0.2 million, or 20%, from $1.0 million for the same period last fiscal year. The non-currency related decrease in cost of license fees of $0.2 million for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily due to lower royalties as a result of lower license revenue. Cost of license fees as a percentage of license revenue was 12% and 11% for the second quarter of fiscal 2017 and 2016, respectively.

On a constant currency basis, cost of license fees was $1.5 million for the first six months of fiscal 2017 representing a decrease of $0.4 million, or 21%, from $1.9 million for the same period last fiscal year. The non-currency related decrease in cost of license fees of $0.4 million for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily due to lower royalties as a result of lower license revenue.  Cost of license fees as a percentage of license revenue was 14% and 12% for the first six months of fiscal 2017 and fiscal 2016, respectively. The higher cost of license revenue percentage in the first six months of fiscal 2017 was due to higher fixed amortization of capitalized software costs as a percentage of license revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $6.7 million for the second quarter of fiscal 2017 representing an increase of $1.6 million, or 31%, from $5.1 million for the same period last fiscal year. The non-currency related increase in cost of subscription of $1.6 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily due to higher hosting costs of $0.7 million, higher professional fees of $0.3 million and higher personnel costs of $0.2 million. In addition, the increase in cost of subscription included $0.3 million of personnel costs from other departments to help support the growth in our cloud business. Cost of subscription as a percentage of subscription revenue was 55% and 56% for the second quarter of fiscal 2017 and 2016, respectively. We plan to improve our subscription margins over time, but we also anticipate fluctuations in our subscription margins as we make investments to support future growth.

On a constant currency basis, cost of subscription was $12.9 million for the first six months of fiscal 2017 representing an increase of $2.8 million, or 28%, from $10.1 million for the same period last fiscal year. The non-currency related increase in cost of subscription of $2.8 million for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily due to higher hosting costs of $1.4 million, higher professional fees of $0.4 million and higher personnel costs of $0.3 million, as a result of higher headcount of approximately 9 people. In addition, the increase in cost of subscription included $0.5 million of personnel costs from other departments to help support the growth in our cloud business. Cost of subscription as a percentage of subscription revenue was 54% and 55% in the first six months of fiscal 2017 and fiscal 2016, respectively.

Cost of Maintenance and Other.  On a constant currency basis, cost of maintenance and other was $7.8 million in the second quarter of both fiscal 2017 and 2016. Cost of maintenance and other as a percentage of maintenance and other revenue was 23% for the second quarter of both fiscal 2017 and 2016.

On a constant currency basis, cost of maintenance and other was $15.5 million for the first six months of both fiscal 2017 and fiscal 2016. Cost of maintenance and other as a percentage of maintenance and other revenues was 23% for the first six months of both fiscal 2017 and fiscal 2016.

Cost of Professional Services.  On a constant currency basis, cost of professional services was $17.6 million for the second quarter of fiscal 2017 representing a decrease of $0.7 million, or 4%, from $18.3 million for the same period last fiscal year. The non-currency related decrease in cost of professional services of $0.7 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was due primarily to cost relief from personnel who worked on projects in other departments of $0.6 million, lower subcontractor costs of $0.3 million and lower travel expense of $0.3 million partially offset by higher personnel costs of $0.4 million, as a result of higher headcount of approximately 21 people. Cost of professional services as a percentage of professional services revenue was 99% and 94% for the second quarter of fiscal 2017 and 2016, respectively.

On a constant currency basis, cost of professional services was $35.0 million for the first six months of fiscal 2017 representing a decrease of $1.3 million, or 4%, from $36.3 million for the same period last fiscal year. The non-currency related decrease in cost of professional services of $1.3 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was due primarily to cost relief from personnel who worked on projects in other departments of $0.9 million, lower travel expense of $0.5 million and lower subcontractor costs of $0.4 million partially offset by higher personnel costs of $0.5 million, as a result of higher headcount of approximately 21 people. Cost of professional services as a percentage of professional services revenue was 100% and 94% for the first six months of fiscal 2017 and 2016, respectively. While we expect lower professional services profitability to continue in the near term, we expect utilization will increase to historical levels over time.

Sales and Marketing

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$17,400	$16,982	$(614)	$196	$(418)	-2%
Percentage of revenue	25%	24%

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$34,322	$34,127	$(600)	$405	$(195)	-1%
Percentage of revenue	25%	25%

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

On a constant currency basis, sales and marketing expense was $17.4 million for the second quarter of fiscal 2017 representing an increase of $0.6 million, or 4%, from $16.8 million for the same period last fiscal year. The non-currency related increase in sales and marketing expense of $0.6 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily consisted of higher marketing costs of $0.3 million related to a one-time marketing payment to a distributor, higher commissions of $0.2 million related primarily to the higher volume of cloud deals and higher personnel costs of $0.2 million which were partially offset by lower travel expense of $0.3 million.

On a constant currency basis, sales and marketing expense was $34.3 million for the first six months of fiscal 2017 representing an increase of $0.6 million, or 2%, from $33.7 million for the same period last fiscal year. The non-currency related increase in sales and marketing expense of $0.6 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 primarily consisted of higher personnel costs of $0.6 million as a result of higher headcount of approximately ten people and higher marketing expense of $0.5 million related to a one-time marketing payment to a distributor. These higher expenses were partially offset by lower travel expense of $0.3 million and lower bonuses of $0.2 million.

Research and Development

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$11,149	$10,590	$(687)	$128	$(559)	-5%
Percentage of revenue	16%	15%

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$22,283	$21,247	$(1,274)	$238	$(1,036)	-5%
Percentage of revenue	17%	15%

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

On a constant currency basis, research and development expense was $11.1 million for the second quarter of fiscal 2017 representing an increase of $0.6 million, or 6%, from $10.5 million for the same period last fiscal year. The non-currency related increase in research and development expense of $0.6 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 consisted of higher personnel costs of $0.4 million as a result of higher headcount of approximately 19 people and higher third party developers fees of $0.2 million related to product enhancements.

On a constant currency basis, research and development expense was $22.3 million for the first six months of fiscal 2017 representing an increase of $1.3 million, or 6%, from $21.0 million for the same period last fiscal year. The non-currency related increase in research and development expense of $1.3 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 consisted of higher personnel costs of $0.7 million as a result of higher headcount of approximately 19 people, higher third party developers fees of $0.2 million related to product enhancements and higher information technology and facilities allocated costs of $0.2 million.

General and Administrative

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$8,521	$8,602	$(80)	$161	$81	1%
Percentage of revenue	13%	12%

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$16,526	$17,043	$251	$266	$517	3%
Percentage of revenue	12%	12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $8.5 million for the second quarter of fiscal 2017 representing an increase of $0.1 million, or 1%, from $8.4 million for the same period last fiscal year. The non-currency related increase in general and administrative expense of $0.1 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily due to higher professional fees of $0.2 million and higher bad debt of $0.1 million which were partially offset by lower bonuses of $0.1 million and lower stock compensation of $0.1 million.

On a constant currency basis, general and administrative expense was $16.5 million for the first six months of fiscal 2017 representing a decrease of $0.3 million, or 2%, from $16.8 million for the same period last fiscal year. The non-currency related decrease in general and administrative expense of $0.3 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily due to lower bonuses of $0.4 million which were partially offset by higher professional fees of $0.2 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million in the second quarter of both fiscal 2017 and 2016, and $0.3 million for the first six months of both fiscal 2017 and 2016. Amortization expense for all periods was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	July 31, 2016	$	%	July 31, 2015
(in thousands)
Other (income) expense
Interest income	$(159)	$(72)	-83%	$(87)
Interest expense	161	(29)	-15%	190
Other expense, net	(433)	(20)	-5%	(413)
Total other (income) expense, net	$(431)	$(121)	-39%	$(310)
Percentage of revenue	-1%			-1%

	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2016	$	%	July 31, 2015
(in thousands)
Other (income) expense
Interest income	$(331)	$(187)	-130%	$(144)
Interest expense	335	(38)	-10%	373
Other expense, net	437	969	182%	(532)
Total other (income) expense, net	$441	$744	246%	$(303)
Percentage of revenue	1%			0%

Net other income was $0.4 million and $0.3 million for the second quarter of fiscal 2017 and fiscal 2016, respectively. The increase in net other income was primarily related to higher foreign exchange gains of $0.2 million.

Net other (income) expense was $0.4 million and $(0.3) million for the first six months of fiscal 2017 and fiscal 2016, respectively. The change in net other (income) expense was primarily related to the unfavorable change in the fair market value of the interest rate swap associated with the mortgage on our headquarters of $0.6 million and higher foreign exchange losses of $0.4 million. These unfavorable changes were partially offset by an increase in interest income of $0.2 million.

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

 Income Tax (Benefit) Expense

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Six Months Ended	Compared to Prior Period		Six Months Ended
	July 31, 2016	$ %		July 31, 2015	July 31, 2016	$ %		July 31, 2015
(in thousands)
Income tax (benefit) expense	$(532)	$(1,534)	-153%	$1,002	$(1,601)	$(2,807)	-233%	$1,206
Percentage of revenue	-1%			2%	-1%			1%
Effective tax rate	-782%			38%	43%			36%

We recorded income tax (benefit) expense of $(1.6) million and $1.2 million for the first six months of fiscal 2017 and 2016, respectively. Our effective tax rate increased to 43% from 36% for the same period in the prior year. The increase in our annual effective tax rate is primarily due to the impact of fixed withholding tax expense on a substantially lower forecasted book income in fiscal 2017.

We recorded income tax (benefit) expense of $(0.5) million and $1.0 million in the second quarter of fiscal 2017 and fiscal 2016, respectively. Our effective tax rate of (782)% during the second quarter of fiscal 2017 compared to 38% for the same period in the prior year. The difference in rates is primarily due to the near breakeven results in the second quarter of fiscal 2017.

The Company continues to benefit from operating in foreign locations with lower statutory income tax rates relative to the U.S. federal and state tax rate. This benefit is significantly reduced by foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share to the most comparable GAAP measures for the three and six months ended July 31, 2016 and 2015 are as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015

Total revenue	$69,778	$71,291	$135,175	$140,556
Net income (loss)	600	1,631	(2,142)	2,180
Add back:
Net interest expense	2	103	4	229
Depreciation	1,092	974	2,136	1,973
Amortization	432	456	862	908
Income taxes	(532)	1,002	(1,601)	1,206
EBITDA	$1,594	$4,166	$(741)	$6,496
Add back:
Non-cash stock-based compensation	2,418	2,431	3,972	3,737
Change in fair value of interest rate swap	181	(106)	212	(351)
Adjusted EBITDA	$4,193	$6,491	$3,443	$9,882
Adjusted EBITDA margin	6%	9%	3%	7%

Non-GAAP net income reconciliation
Net income (loss)	$600	$1,631	$(2,142)	$2,180
Add back:
Non-cash stock-based compensation	2,418	2,431	3,972	3,737
Amortization of purchased intangible assets	345	345	690	689
Change in fair value of interest rate swap	181	(106)	212	(351)
Income tax adjustments	(735)	(668)	(1,218)	(1,019)
Non-GAAP net income	$2,809	$3,633	$1,514	$5,236

Non-GAAP earnings per diluted Class A share reconciliation
Earnings (loss) per diluted Class A share	$0.03	$0.09	$(0.12)	$0.12
Add back:
Non-cash stock-based compensation	0.13	0.13	0.21	0.20
Amortization of purchased intangible assets	0.02	0.02	0.04	0.03
Change in fair value of interest rate swap	0.01	(0.01)	0.01	(0.02)
Income tax adjustments	(0.04)	(0.04)	(0.06)	(0.05)
Non-GAAP earnings per diluted Class A share	$0.15	$0.19	$0.08	$0.28

Shares used in computing earnings per diluted Class A share	16,280	16,261	16,263	16,160

Non-GAAP earnings per diluted Class B share reconciliation
Earnings (loss) per diluted Class B share	$0.03	$0.07	$(0.10)	$0.10
Add back:
Non-cash stock-based compensation	0.10	0.11	0.18	0.17
Amortization of purchased intangible assets	0.01	0.01	0.03	0.03
Change in fair value of interest rate swap	0.01	(0.00)	0.01	(0.02)
Income tax adjustments	(0.03)	(0.03)	(0.05)	(0.05)
Non-GAAP earnings per diluted Class B share	$0.12	$0.16	$0.07	$0.23

Shares used in computing earnings per diluted Class B share	3,275	3,284	3,274	3,282

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of licenses, subscriptions, maintenance and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we also use cash for capital expenditures, payment of dividends, stock repurchases and investment in our growth initiatives, which include acquisitions of products, technology and businesses.

At July 31, 2016, our principal sources of liquidity were cash and equivalents totaling $134.7 million and net accounts receivable of $45.5 million. At July 31, 2016, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2016. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2017.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of July 31, 2016, the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was approximately 66% and 62% as of July 31, 2016 and January 31, 2016, respectively. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

The following table summarizes our cash flows for the six months ended July 31, 2016 and 2015, respectively.

(in thousands)	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015
Net cash provided by operating activities	$1,766	$9,157
Net cash used in investing activities	(1,744)	(1,692)
Net cash (used in) provided by financing activities	(4,205)	3,715
Effect of foreign exchange rates on cash and equivalents	1,160	(1,621)
Net (decrease) increase in cash and equivalents	$(3,023)	$9,559

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $1.8 million and $9.2 million for the first six months of fiscal 2017 and 2016, respectively. The negative cash flow effect of changes in accounts receivable and other assets of $14.5 million, due primarily to lower collections resulting from our business model shift, and a decrease in net income of $4.3 million was offset by the positive cash flow effect of changes in deferred revenue, other liabilities and accounts payable of $10.1 million.

Net cash used in investing activities consisted primarily of capital expenditures of $1.7 million for the first six months of both fiscal 2017 and 2016. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first six months of both fiscal 2017 and 2016 we made dividend payments of $2.6 million. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

Net cash provided by financing activities during the first six months of fiscal 2016 included proceeds received from the sale of stock of $8.4 million after deducting offering expenses and underwriting discounts and commissions.

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

DSO under the countback method was relatively consistent at 54 days and 55 days as of July 31, 2016 and 2015, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 59 days and 58 days at July 31, 2016 and 2015, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of July 31, 2016 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2016 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2016. During the quarter and six months ended July 31, 2016 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At July 31, 2016, the effective borrowing rate would have been 1.23%.

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

As of July 31, 2016, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.48% at July 31, 2016. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2016 was $14.5 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2016 and the first six months of fiscal 2017 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real, British pound and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of July 31, 2016.

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

For the six months ended July 13, 2016 and 2015, approximately 53% and 52%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 39% and 40%, respectively, for the six months ended July, 2016 and 2015. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 45%.

For the six months ended July, 2016 and 2015, foreign currency transaction and remeasurement (gains) losses totaled $397,000 and $(26,000), respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.2 million.

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

Our long-term debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of July 31, 2016 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the July 31, 2016 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.

(Registrant)

Date: September 7, 2016	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)