Form 10-Q
period 2016-10-31
QAD INC
filed 2016-12-09
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of November 30, 2016, there were 15,794,532 shares of the Registrant’s Class A common stock outstanding and 3,207,849 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	October 31, 2016	January 31, 2016
Assets
Current assets:
Cash and equivalents	$135,689	$137,731
Accounts receivable, net of allowances of $2,298 and $2,642 at October 31, 2016 and January 31, 2016, respectively	39,100	65,512
Deferred tax assets, net	8,543	8,203
Other current assets	17,271	16,024
Total current assets	200,603	227,470
Property and equipment, net	30,995	32,080
Capitalized software costs, net	934	1,553
Goodwill	10,657	10,645
Deferred tax assets, net	12,758	12,914
Other assets, net	2,135	2,679
Total assets	$258,082	$287,341

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$441	$422
Accounts payable	7,694	10,811
Deferred revenue	73,982	97,911
Other current liabilities	29,558	31,535
Total current liabilities	111,675	140,679
Long-term debt	13,877	14,191
Other liabilities	4,650	4,465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,173 shares and 16,603,729 shares at October 31, 2016 and January 31, 2016, respectively	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares and 3,537,366 shares at October 31, 2016 and January 31, 2016, respectively	4	4
Additional paid-in capital	196,382	195,808
Treasury stock, at cost 1,153,155 shares and 1,365,885 shares at October 31, 2016 and January 31, 2016, respectively)	(15,497)	(18,717)
Accumulated deficit	(44,637)	(40,376)
Accumulated other comprehensive loss	(8,388)	(8,729)
Total stockholders’ equity	127,880	128,006
Total liabilities and stockholders’ equity	$258,082	$287,341

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenue:
License fees	$4,323	$6,350	$14,686	$21,761
Subscription fees	13,678	9,659	37,487	28,223
Maintenance and other	32,552	33,395	98,654	100,611
Professional services	18,981	18,633	53,882	57,998
Total revenue	69,534	68,037	204,709	208,593

Costs of revenue:
License fees	582	827	2,072	2,728
Subscription fees	7,145	5,134	20,085	15,360
Maintenance and other	7,480	7,924	22,991	23,608
Professional services	17,850	17,120	52,851	54,035
Total cost of revenue	33,057	31,005	97,999	95,731

Gross profit	36,477	37,032	106,710	112,862

Operating expenses:
Sales and marketing	15,312	15,531	49,544	49,658
Research and development	10,807	10,193	33,019	31,440
General and administrative	7,934	7,676	24,423	24,719
Amortization of intangibles from acquisitions	165	165	496	495
Total operating expenses	34,218	33,565	107,482	106,312

Operating income (loss)	2,259	3,467	(772)	6,550

Other (income) expense:
Interest income	(184)	(80)	(515)	(224)
Interest expense	168	171	503	544
Other (income) expense, net	(413)	61	24	(471)
Total other (income) expense	(429)	152	12	(151)

Income (loss) before income taxes	2,688	3,315	(784)	6,701
Income tax expense (benefit)	1,155	729	(493)	1,935

Net income (loss)	$1,533	$2,586	$(291)	$4,766

Basic net income (loss) per share
Class A	$0.08	$0.14	$(0.02)	$0.26
Class B	$0.07	$0.12	$(0.01)	$0.22
Diluted net income (loss) per share
Class A	$0.08	$0.14	$(0.02)	$0.25
Class B	$0.07	$0.12	$(0.01)	$0.21

Net income (loss)	$1,533	$2,586	$(291)	$4,766
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(20)	(466)	341	(1,138)
Total comprehensive income	$1,513	$2,120	$50	$3,628

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(291)	$4,766
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,530	4,324
Provision for doubtful accounts and sales adjustments	157	623
Stock compensation expense	5,521	5,618
Change in fair value of derivative instrument	(31)	(164)
Other, net	10	10
Changes in assets and liabilities:
Accounts receivable	26,494	35,517
Other assets	(1,692)	1,960
Accounts payable	(3,098)	(4,113)
Deferred revenue	(23,743)	(31,587)
Other liabilities	(2,386)	(6,789)
Net cash provided by operating activities	5,471	10,165
Cash flows from investing activities:
Purchase of property and equipment	(2,166)	(2,641)
Capitalized software costs	(109)	(70)
Net cash used in investing activities	(2,275)	(2,711)
Cash flows from financing activities:
Repayments of debt	(326)	(305)
Tax payments, net of proceeds, related to stock awards	(1,726)	(2,419)
Payment of contingent liability associated with acquisitions	—	(750)
Proceeds from issuance of common stock, net of issuance costs	—	8,365
Cash dividends paid	(3,970)	(3,922)
Net cash (used in) provided by financing activities	(6,022)	969

Effect of exchange rates on cash and equivalents	784	(2,328)

Net (decrease) increase in cash and equivalents	(2,042)	6,095

Cash and equivalents at beginning of period	137,731	120,526

Cash and equivalents at end of period	$135,689	$126,621

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for the year ending January 31, 2017.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2016, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09") regarding ASC Topic 718, “Improvements to Employee Share-Based Payment Accounting.” The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity in the statements of cash flows, and provides an entity-wide accounting policy election to account for forfeitures as they occur.

QAD elected to early adopt the new guidance in the third quarter of fiscal year 2017 which requires us to reflect any adjustments as of February 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2017. Additional amendments to the accounting for income taxes resulted in the recognition of prior year unrealized excess tax benefits. This recognition resulted in an increase to our deferred tax assets of $2.2 million, an increase to valuation allowance $1.2 million and an offset to opening accumulated deficit of $1.0 million.

QAD elected to account for forfeitures as they occur using a modified retrospective transition method, which resulted in a cumulative-effect adjustment of $0.4 million to reduce the February 1, 2016 opening accumulated deficit. Additional amendments to the accounting for minimum statutory withholding tax requirements had no impact to opening accumulated deficit as of February 1, 2016 as QAD does not withhold more than the minimum statutory requirements.

We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to net cash provided by operating activities and a decrease to net cash used in financing of $0.3 million for the six months ended July 31, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

With the adoption of the new standard we are required to revise our reported quarterly results for the six months ended July 31, 2016. Accordingly, this table reflects the retrospective adjustments made to beginning accumulated deficit and to the previously reported results for the six months ended July 31, 2016:

Condensed Consolidated Balance Sheets
		ASU 2016-09 Adoption Adjustments
(in thousands)	As Reported July 31, 2016	February 1, 2016	For The Six Months Ended July 31, 2016	As Adjusted July 31, 2016
Other current assets	$18,369	$—	$(104)	$18,265
Deferred tax assets, net	12,156	995	—	13,151
Additional paid-in capital	194,943	388	(422)	194,909
Accumulated deficit	$(45,767)	$607	$318	$(44,842)

Condensed Consolidated Statements of Operations

(in thousands, except per share data)	As Reported Six Months Ended July 31, 2016	ASU 2016-09 Adoption Adjustments	As Adjusted Six Months Ended July 31, 2016

Cost of revenue:
Subscription fees	$12,945	$(5)	$12,940
Maintenance and other	15,532	(21)	15,511
Professional services	35,048	(47)	35,001
Total cost of revenue	65,015	(73)	64,942
Gross profit	70,160	73	70,233
Operating expenses:
Sales and marketing	34,322	(90)	34,232
Research and development	22,283	(71)	22,212
General and administrative	16,526	(37)	16,489
Total operating expenses	73,462	(198)	73,264
Operating loss	(3,302)	271	(3,031)
Loss before income taxes	(3,743)	271	(3,472)
Income tax benefit	(1,601)	(47)	(1,648)
Net loss	$(2,142)	$318	$(1,824)
Basic and diluted weighted average shares outstanding:
Class A	15,644	–	15,644
Class B	3,204	–	3,204
Basic and diluted net loss per share:
Class A	$(0.12)	$0.02	$(0.10)
Class B	$(0.10)	$0.02	$(0.08)

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

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, given that the authoritative guidance within ASU 2015-03 for debt issuance costs does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted the provisions of this ASU in the first quarter of fiscal 2017. Adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for the Company's fiscal year beginning February 1, 2018. The standard is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard.

2.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$1,533	$2,586	$(291)	$4,766
Less: Dividends declared	(1,328)	(1,313)	(3,970)	(3,922)
Undistributed net income (loss)	$205	$1,273	$(4,261)	$844

Net income (loss) per share – Class A Common Stock
Dividends declared	$1,136	$1,121	$3,393	$3,346
Allocation of undistributed net income (loss)	175	1,087	(3,638)	721
Net income (loss) attributable to Class A common stock	$1,311	$2,208	$(245)	$4,067

Weighted average shares of Class A common stock outstanding—basic	15,773	15,559	15,687	15,431
Weighted average potential shares of Class A common stock	829	749	—	777
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	16,602	16,308	15,687	16,208

Basic net income (loss) per Class A common share	$0.08	$0.14	$(0.02)	$0.26
Diluted net income (loss) per Class A common share	$0.08	$0.14	$(0.02)	$0.25

Net income (loss) per share – Class B Common Stock
Dividends declared	$192	$192	$577	$576
Allocation of undistributed net income (loss)	30	186	(623)	123
Net income (loss) attributable to Class B common stock	$222	$378	$(46)	$699

Weighted average shares of Class B common stock outstanding—basic	3,206	3,203	3,205	3,200
Weighted average potential shares of Class B common stock	95	83	—	83
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,301	3,286	3,205	3,283

Basic net income (loss) per Class B common share	$0.07	$0.12	$(0.01)	$0.22
Diluted net income (loss) per Class B common share	$0.07	$0.12	$(0.01)	$0.21

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Class A	1,135	640	1,029	490
Class B	180	120	151	92

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

 The following table sets forth the financial assets and liabilities, measured at fair value, as of October 31, 2016 and January 31, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of October 31, 2016 (a)	$110,735
Money market mutual funds as of January 31, 2016 (a)	$113,984
Liability related to the interest rate swap as of October 31, 2016 (b)		$(644)
Liability related to the interest rate swap as of January 31, 2016 (b)		$(675)

___________________________

(a) Money market mutual funds are recorded at fair value based upon quoted market prices.

(b) The liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $25 million and $24 million as of October 31, 2016 and January 31, 2016, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the nine months ended October 31, 2016.

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

The fair values of the derivative instrument at October 31, 2016 and January 31, 2016 were as follows (in thousands):

	(Liability) Derivative
		Fair Value
	Balance Sheet Location	October 31, 2016	January 31, 2016
Derivative instrument:
Interest rate swap	Other liabilities	$(644)	$(675)
Total		$(644)	$(675)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended October 31, 2016 and 2015 was $31,000 and $164,000 respectively.

4. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2016 and January 31, 2016 were as follows:

	October 31, 2016	January 31, 2016
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs	772	1,029
Total capitalized software costs	4,230	4,487
Less accumulated amortization	(3,296)	(2,934)
Capitalized software costs, net	$934	$1,553

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first nine months of fiscal 2017, approximately $0.4 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.7 million and $0.8 million for the nine months ended October 31, 2016 and 2015, respectively. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of October 31, 2016:

Fiscal Years	(in thousands)
2017 remaining	$241
2018	598
2019	74
2020	21
Total	$934

5.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2016 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2016	$26,253	$(15,608)	$10,645
Impact of foreign currency translation	12	—	12
Balance at October 31, 2016	$26,265	$(15,608)	$10,657

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2016. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2015. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2016. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2016, that would cause the Company to test goodwill for impairment.

Intangible Assets

	October 31, 2016	January 31, 2016
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,754	$2,749
Trade name	515	515
Total amortizable intangible assets	3,269	3,264
Less: accumulated amortization	(2,688)	(2,191)
Net amortizable intangible assets	$581	$1,073

______________________

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2016, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.5 million for each of the nine months ended October 31, 2016 and 2015. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of October 31, 2016:

Fiscal Years	(in thousands)
2017 remaining	$164
2018	417
Total	$581

6.   DEBT

	October 31, 2016	January 31, 2016
	(in thousands)
Note payable	$14,377	$14,680
Less current maturities	(441)	(422)
Less loan origination costs, net	(59)	(67)
Long-term debt	$13,877	$14,191

 Note Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, wholly owned by the Company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.53% at October 31, 2016. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2016 was $14.4 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At October 31, 2016, the effective borrowing rate would have been 1.28%.

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

As of October 31, 2016, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2016	$(8,729)
Other comprehensive income	341
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	341
Balance as of October 31, 2016	$(8,388)

During the first nine months of fiscal 2017 there were no reclassifications from accumulated other comprehensive loss.

8.  INCOME TAXES

The Company’s income tax provision for each of the third quarters of fiscal 2017 and fiscal 2016 reflects estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur.

The Company recorded income tax (benefit) expense of $(0.5) million and $1.9 million for the first nine months of fiscal 2017 and 2016, respectively. The Company’s effective tax rate increased to 63% from 29% for the same period in the prior year. The increase in the annual effective tax rate is primarily due to substantially lower forecasted and actual book income in fiscal 2017.

The Company recorded income tax expense of $1.2 million and $0.7 million in the third quarter of fiscal 2017 and fiscal 2016, respectively. The Company’s effective tax rate increased to 43% during the third quarter of fiscal 2017 compared to 22% for the same period in the prior year. The increase in rates is due to lower forecasted and actual book income in fiscal 2017.

The gross amount of unrecognized tax benefits was $1.4 million at October 31, 2016, including interest and penalties. As a result of adoption of ASU 2013-11, the Company reduced its unrecognized tax benefits by $1.0 million with an accompanying reduction of deferred tax assets by $1.0 million. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. In the next twelve months, due to potential settlements with domestic tax authorities related to tax credits and lapse in statute of limitations, an estimated $0.1 million of gross unrecognized tax benefits may be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2016, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 1998, 1999, 2010, 2013 and 2014
●	France for fiscal year ended January 31, 2013
●	Canada for fiscal year ended January 31, 2014
●	Iowa for fiscal year ended January 31, 2014

During fiscal year 2017, QAD has settled the following audits with immaterial or no adjustments made as a result of the settlements:

●	Italy for the fiscal years ended January 31, 2011 and 2012
●	Wisconsin for the fiscal years ended January 31, 2012, 2013 and 2014
●	Thailand for fiscal year ended January 31, 2014
●	India for fiscal year ended March 31, 2009 and 2012
●	Japan for fiscal years ended January 31, 2013, 2014, 2015 and 2016 through July 31, 2016

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

Dividends

The following table sets forth the dividends that were declared by the Company during the first nine months of fiscal 2017:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
9/14/2016	9/28/2016	10/5/2016	$0.072	$0.06	$1,328,000
6/14/2016	6/28/2016	7/7/2016	$0.072	$0.06	$1,326,000
4/12/2016	4/26/2016	5/3/2016	$0.072	$0.06	$1,316,000

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of SARs and RSUs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2016.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of subscription	$32	$21	$81	$55
Cost of maintenance and other revenue	80	69	219	202
Cost of professional services	232	189	618	542
Sales and marketing	306	350	904	1,040
Research and development	262	227	748	665
General and administrative	908	1,025	2,951	3,114
Total stock-based compensation expense	$1,820	$1,881	$5,521	$5,618

 SAR Information

The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2016 and 2015 are shown in the following table:

	Nine Months Ended October 31,
	2016	2015
Expected life in years (1)	5.25	5.00
Risk free interest rate (2)	1.16%	1.64%
Volatility (3)	36%	41%
Dividend rate (4)	1.51%	1.10%

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the nine months ending on October 31, 2016.

The following table summarizes the activity for outstanding SARs for the nine months ended October 31, 2016:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2016	2,596	$14.74
Granted	380	18.64
Exercised	(97)	10.94
Expired	(17)	12.56
Forfeited	(6)	12.16
Outstanding at October 31, 2016	2,856	15.41	4.6	$24,198
Vested and exercisable at October 31, 2016	1,863	12.86	3.6	$20,304

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2016, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on October 31, 2016. The total intrinsic value of SARs exercised in the nine months ended October 31, 2016 was $0.9 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended October 31, 2016, the Company withheld 4,200 shares for payment of these taxes at a value of $96,000. During the nine months ended October 31, 2016, the Company withheld 13,000 shares for payment of these taxes at a value of $266,000.

At October 31, 2016, there was approximately $5.6 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the nine months ended October 31, 2016:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2016	617	$20.91
Granted	307	18.54
Released (1)	(258)	18.95
Forfeited	(35)	20.79
Restricted stock at October 31, 2016	631	$20.56

_________________________

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds, at the employee’s election, a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2016, the Company withheld 2,200 shares for payment of these taxes at a value of $46,000. During the nine months ended October 31, 2016, the Company withheld 74,700 shares for payment of these taxes at a value of $1.5 million.

Total unrecognized compensation cost related to RSUs was approximately $11.2 million as of October 31, 2016. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

11. DEFERRED REVENUES

Deferred revenues consisted of the following:

	October 31, 2016	January 31, 2016
	(in thousands)
Deferred maintenance revenue	$52,817	$79,533
Deferred subscription revenue	17,873	14,194
Deferred services revenue	2,331	2,332
Deferred license revenue	854	1,549
Deferred other revenue	107	303
Deferred revenues, current	73,982	97,911
Deferred revenues, non-current (in Other liabilities)	2,039	1,690
Total deferred revenues	$76,021	$99,601

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

License revenue is assigned to the geographic regions based on the estimated proportion of users in each region at the time of sale. Maintenance and subscription revenues are allocated to the region where the end user customer is located. Services revenue is assigned based on the region where the services are performed.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue:
North America (1)	$33,413	$32,417	$95,747	$96,168
EMEA	19,334	19,376	58,961	62,730
Asia Pacific	11,932	11,813	35,749	35,135
Latin America	4,855	4,431	14,252	14,560
	$69,534	$68,037	$204,709	$208,593

____________________________

(1)	Sales into Canada accounted for 2% of North America total revenue in each of the three and nine months ended October 31, 2016 and 2015.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first nine months of fiscal 2017, approximately 47% of our total revenue was generated in North America, 29% in EMEA, 17% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. License revenue is assigned to the geographic regions based on the estimated proportion of users in each region at the time of sale. Maintenance and subscription revenues are allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At October 31, 2016, we employed approximately 1,720 full time employees worldwide, of which 620 employees were based in North America, 540 employees in EMEA, 480 employees in Asia Pacific and 80 employees in Latin America.

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

We are transitioning our business model from traditional perpetual licensing to cloud based subscription (Software as a Service) and we have seen an acceleration of customer preference for the cloud. During the third quarter of fiscal 2017 we closed most of our new deals in the cloud in addition to converting several of our existing customers. Recurring revenue, which we define as subscription revenue plus maintenance revenue, accounted for 66% of total revenue for the first nine months of fiscal 2017, up from 62% one year ago. By reducing our customers’ up-front costs and providing more flexibility in how customers gain access to and pay for our products we expect our cloud business model will be more attractive to our customers than perpetual licenses. We anticipate this will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time. As a result of our increased sales in the cloud, our license revenue is declining as a percentage of total revenue in comparison to prior years, a trend that we believe will continue. We expect this will put adverse pressure on short-term profitability as we invest to support growth of our cloud business and our sales and operational expenses are recognized ahead of revenue.

OVERVIEW OF THE FIRST NINE MONTHS OF FISCAL 2017

A significant portion of our business is conducted in currencies other than the U.S. dollar, particularly the euro.  We operate in several geographical regions as described in Note 13 “Business Segment Information” within the Notes to Condensed Consolidated Financial Statements. In the first nine months of fiscal 2017, approximately 53% of our total revenue was generated outside of North America and we expect to continue generating a significant portion of our revenue outside the U.S. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results. In the table below, we present the change based on actual results in reported currency and in constant currency.

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$69,534	$68,037	$2,047	$(550)	$1,497
Cost of revenue	33,057	31,005	(2,227)	175	(2,052)
Gross profit	36,477	37,032	(180)	(375)	(555)
Operating expenses	34,218	33,565	(973)	320	(653)
Income from operations	$2,259	$3,467	$(1,153)	$(55)	$(1,208)

	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported
(in thousands)
Total revenue	$204,709	$208,593	$(707)	$(3,177)	$(3,884)
Cost of revenue	97,999	95,731	(3,341)	1,073	(2,268)
Gross profit	106,710	112,862	(4,048)	(2,104)	(6,152)
Operating expenses	107,482	106,312	(2,398)	1,228	(1,170)
(Loss) income from operations	$(772)	$6,550	$(6,446)	$(876)	$(7,322)

Total revenue for the first nine months of fiscal 2017 decreased by 2%, to $204.7 million, when compared to the same period last year. Currency had an adverse impact on total revenue of $3.2 million. On a constant currency basis total revenue decreased by $0.7 million. The decline in revenue was driven by lower license and professional services revenue partially offset by growth in subscription revenue from our cloud offering. We expect license revenue to decline as we transition existing and new customers to the cloud. During the third quarter of fiscal 2017 professional services backlog increased. In future quarters we expect this will contribute to higher professional services revenue and improved margins due to higher utilization.

While the impact of currency changes negatively affected our revenue, it also reduced our expenses. Total cost of revenue for the first nine months of fiscal 2017 increased by $2.3 million, or 2%, when compared to the same period last year, but on a constant currency basis, total cost of revenue increased by $3.3 million, or 3%. Similarly, operating expenses for the first nine months of fiscal 2017 increased by $1.2 million, or 1%, compared to the same period last year, but on a constant currency basis, operating expenses increased by $2.4 million or 2%. The net unfavorable impact of currency fluctuations on our income from operations was $0.9 million for the first nine months of fiscal 2017.

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. On a constant currency basis license revenue decreased by $6.7 million, or 31%, in the first nine months of fiscal 2017 compared to the same period last year. During the first nine months of fiscal 2017 the number and size of license orders were lower when compared to the same period last year. Our revenue mix has continued to shift significantly from license to subscription revenue as a result of our business model transition. We expect cloud revenue will continue to increase and license revenue to decline.

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

We expect new customers are more likely to subscribe to our products in the cloud rather than purchasing perpetual licenses. As a result, we expect a majority of our license revenue will be generated from existing customers and their affiliates. We believe global economic volatility will continue to shape customers’ buying decisions, making it difficult to forecast sales cycles for our products and the timing of software license sales. In addition, we expect license revenue to decrease as our cloud business continues to grow and existing customers elect to subscribe to QAD products in the cloud instead of purchasing licenses.

Subscription Revenue. Subscription revenue consists of recurring fees from customers to access our products via the cloud and other subscription offerings. Our cloud offerings typically include access to QAD software, hosting, support and product updates, if and when available. Included in subscription revenue are the fees for transition services such as set up, configuration, database conversion and migration. Sales of QAD Cloud ERP represented approximately 85% of our total subscription revenue in the first nine months of fiscal 2017 and 2016. Our subscription revenue represented approximately 18% and 14% of our total revenue in the first nine months of fiscal 2017 and 2016, respectively. Our cloud customer retention rate is in excess of 90%. We track our retention rate by calculating the annualized revenue of customer sites with contracts scheduled to renew during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate.

On a constant currency basis, subscription revenue increased by $9.9 million, or 36%, in the first nine months of fiscal 2017 when compared to the same period last year. Subscription margin was 46%, or unchanged from last year. Given the acceleration of our cloud business, we have made additional investments in infrastructure in order to support additional environments for our new customers. The revenue associated with these environments lags behind the cost, and as a result we experience margin pressure during periods of high growth. Subscription margins should improve over time, but these quarterly fluctuations should be expected as we invest to support cloud growth. Growing our cloud solution and offering our products as SaaS continues to be a key strategic initiative for us.

Our cloud customers include a mix of existing customers who have converted from our on-premise model and new customer implementations of our cloud solution. New customers typically generate less revenue up front as compared to customers who are converting to cloud. New customers tend to increase the number of users as their sites go live over time. Existing customers are already using our product at the time of conversion to the cloud; therefore, sites and users generally go live from the conversion date. Subscription revenue is billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. We expect cloud revenue in fiscal 2017 will continue to grow between 30% and 40%.

Maintenance Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. On a constant currency basis, maintenance revenue in the first nine months of fiscal 2017 decreased by $0.3 million to $98.3 million.

Maintenance revenue fluctuations are influenced by: (1) new license revenue growth; (2) annual renewal of support contracts; (3) fluctuations in currency rates; (4) adjustments to revenue as a result of revenue recognition rules; and (5) customer conversions to QAD Cloud ERP. The vast majority of our customers renew their annual support contracts. Our annual retention rate of customers subscribing to maintenance is in excess of 90%. We track our retention rate by calculating the annualized revenue of customer sites with contracts scheduled to renew during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Conversions to cloud are excluded from the calculation. Maintenance revenue is generally billed on an annual basis and recognized ratably over the term of the agreement, typically twelve months. As we convert more of our existing customers to the cloud we will experience a corresponding negative effect on maintenance revenue. When customers convert to QAD Cloud ERP they no longer pay separately for maintenance as those support services are included as a component of the subscription offering.

Professional Services Revenue. Our professional services business includes technical and application consulting, training, implementations, migrations and upgrades related to our solutions. On a constant currency basis professional services revenue decreased by $3.2 million, or 6%, in the first nine months of fiscal 2017 when compared to the same period last year. Professional services projects are discretionary in nature and are affected by general economic conditions in the manufacturing industry and our customers' businesses. During the third quarter of fiscal 2017 professional services backlog increased. In future quarters we expect this will contribute to higher professional services revenue and improved margins due to higher utilization. We manage our partners and subcontractors to supplement our internal resources, which provides us with flexibility to address fluctuations in demand.

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

Cash Flow and Financial Condition. In the first nine months of fiscal 2017, we generated cash flow from operating activities of $5.5 million. Our cash and equivalents at October 31, 2016 totaled $135.7 million, with the only debt on our balance sheet of $14.3 million related to the mortgage of our headquarters. Our primary uses of cash have been funding investment in research and development and funding operations to drive revenue and earnings growth. In addition, we use cash for acquisitions, dividend payments, share repurchase programs and other equity-related transactions.

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

 RESULTS OF OPERATIONS

Revenue

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$4,323	$6,350	$(2,060)	$33	$(2,027)	-32%
Percentage of total revenue	6%	9%
Subscription fees	13,678	9,659	4,137	(118)	4,019	42%
Percentage of total revenue	20%	14%
Maintenance and other	32,552	33,395	(559)	(284)	(843)	-3%
Percentage of total revenue	47%	49%
Professional services	18,981	18,633	529	(181)	348	2%
Percentage of total revenue	27%	28%
Total revenue	$69,534	$68,037	$2,047	$(550)	$1,497	2%

	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
License fees	$14,686	$21,761	$(6,762)	$(313)	$(7,075)	-33%
Percentage of total revenue	7%	10%
Subscription fees	37,487	28,223	9,863	(599)	9,264	33%
Percentage of total revenue	18%	14%
Maintenance and other	98,654	100,611	(573)	(1,384)	(1,957)	-2%
Percentage of total revenue	48%	48%
Professional services	53,882	57,998	(3,235)	(881)	(4,116)	-7%
Percentage of total revenue	27%	28%
Total revenue	$204,709	$208,593	$(707)	$(3,177)	$(3,884)	-2%

Total Revenue. On a constant currency basis, total revenue was $69.5 million for the third quarter of fiscal 2017 representing a $2.0 million, or 3%, increase from $67.5 million for the same period last fiscal year. When comparing categories within total revenue at constant rates, our results for the third quarter of fiscal 2017 included increases in our subscription and professional services categories while license and maintenance and other decreased. Revenue outside the North America region as a percentage of total revenue was 52% for the third quarter of both fiscal 2017 and fiscal 2016. On a constant currency basis, total revenue increased in our North America, EMEA and Latin America regions and decreased in our Asia Pacific region during the third quarter of fiscal 2017 when compared to the same period last year.

On a constant currency basis, total revenue was $204.7 million for the first nine months of fiscal 2017 representing a $0.7 million decrease from $205.4 million for the same period last fiscal year. When comparing categories within total revenue at constant rates, our results for the first nine months of fiscal 2017 included decreases in our license, professional services and maintenance and other categories while subscription increased. Revenue outside the North America region as a percentage of total revenue was 53% and 54% for the first nine months of fiscal 2017 and fiscal 2016, respectively. On a constant currency basis, total revenue decreased in our North America and EMEA regions and increased in our Asia Pacific and Latin America regions during the first nine months of fiscal 2017 when compared to the same period last year.

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

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Automotive	35%	33%	34%	32%
Consumer products and food and beverage	17%	20%	18%	21%
High technology and industrial products	33%	32%	33%	33%
Life sciences	15%	15%	15%	14%
Total revenue	100%	100%	100%	100%

License Revenue. On a constant currency basis, license revenue was $4.3 million for the third quarter of fiscal 2017 representing a $2.1 million, or 33%, decrease from $6.4 million for the same period last fiscal year. On a constant currency basis, license revenue decreased in our North America, Asia Pacific and EMEA regions and increased in our Latin America region during the third quarter of fiscal 2017 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2017 three customers placed license orders in excess of $0.3 million. This compared to the third quarter of fiscal 2016 in which no customers placed license orders totaling more than $0.3 million, but the total number of license orders was higher in the third quarter of fiscal 2016. As we transition to selling our products in the cloud, we expect to see license revenue decrease and subscription revenue increase.

On a constant currency basis, license revenue was $14.7 million for the first nine months of fiscal 2017 representing a $6.7 million, or 31%, decrease from $21.4 million for the same period last fiscal year. On a constant currency basis, license revenue decreased in our North America, Asia Pacific and EMEA regions and increased in our Latin America region during the first nine months of fiscal 2017 when compared to the same period last year. During the first nine months of fiscal 2017, one customer placed a license order in excess of $1.0 million and three customers placed orders in excess of $0.3 million. This compared to the first nine months of fiscal 2016 in which thirteen customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million.

Subscription Revenue. On a constant currency basis, subscription revenue was $13.7 million for the third quarter of fiscal 2017 representing a $4.2 million, or 44%, increase from $9.5 million for the same period last fiscal year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented approximately 85% of total subscription revenue in the third quarter of both fiscal 2017 and 2016. QAD Cloud ERP revenue consists of new customers, QAD customers converting from on-premise and additional users and modules purchased by our existing cloud customers. On a constant currency basis, subscription revenue increased in all our regions during the third quarter of fiscal 2017 when compared to the same period last year.

On a constant currency basis, subscription revenue was $37.5 million for the first nine months of fiscal 2017 representing a $9.9 million, or 36%, increase from $27.6 million for the same period last fiscal year. The increase in subscription revenue was primarily due to sales of our QAD Cloud ERP product offering which represented approximately 85% of total subscription revenue in the first nine months of fiscal 2017 and 2016. On a constant currency basis, subscription revenue increased in all regions during the first nine months of fiscal 2017 when compared to the same period last year.

The following table presents cloud revenue by region for fiscal 2017 and 2016:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
North America	58%	63%	60%	61%
Asia Pacific	16%	15%	16%	15%
EMEA	18%	14%	16%	13%
Latin America	8%	8%	8%	11%
Total cloud revenue	100%	100%	100%	100%

The following table presents cloud revenue by industry for fiscal 2017 and 2016:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Automotive	39%	40%	39%	43%
Consumer products and food and beverage	16%	16%	16%	16%
High technology and industrial products	18%	16%	18%	15%
Life sciences	27%	28%	27%	26%
Total cloud revenue	100%	100%	100%	100%

We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Cloud ERP product offering.

Maintenance and Other Revenue. On a constant currency basis, maintenance and other revenue was $32.6 million for the third quarter of fiscal 2017 representing a $0.5 million, or 2%, decrease from $33.1 million for the same period last fiscal year. On a constant currency basis, maintenance and other revenue decreased in our North America region, was flat in our Asia Pacific region and increased in our EMEA and Latin America regions during the third quarter of fiscal 2017 when compared to the same period last year.

On a constant currency basis, maintenance and other revenue was $98.7 million for the first nine months of fiscal 2017 representing a $0.5 million, or 1%, decrease from $99.2 million for the same period last fiscal year. On a constant currency basis, maintenance and other revenue decreased in our North America region and increased in our EMEA, Latin America and Asia Pacific regions during the first nine months of fiscal 2017 when compared to the same period last year. We expect maintenance revenue will decrease in the future as our customers convert to the cloud.

Professional Services Revenue. On a constant currency basis, professional services revenue was $19.0 million for the third quarter of fiscal 2017 representing a $0.5 million, or 3%, increase from $18.5 million for the same period last fiscal year. On a constant currency basis, professional services revenue increased in our North America, Asia Pacific and Latin America regions and decreased in our EMEA region during the third quarter of fiscal 2017 when compared to the same period last year. This increase in professional services revenue was primarily due to professional services related to a large cloud contract signed in the previous quarter. During the third quarter of fiscal 2017 professional services backlog increased. In future quarters we expect this will contribute to higher professional services revenue and improved margins due to higher utilization.

On a constant currency basis, professional services revenue was $53.9 million for the first nine months of fiscal 2017 representing a $3.2 million, or 6%, decrease from $57.1 million for the same period last fiscal year. Professional services revenue decreased in our North America, Latin America and EMEA regions and increased in our Asia Pacific region during the first nine months of fiscal 2017 when compared to the same period last year. The decrease in professional services revenue can be attributed to fewer engagements and a lower amount of professional services revenue per customer.

Cost of Revenue

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$582	$827	$250	$(5)	$245	30%
Cost of subscription	7,145	5,134	(2,016)	5	(2,011)	-39%
Cost of maintenance and other	7,480	7,924	433	11	444	6%
Cost of professional services	17,850	17,120	(894)	164	(730)	-4%
Total cost of revenue	$33,057	$31,005	$(2,227)	$175	$(2,052)	-7%
Percentage of revenue	48%	46%

	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of license fees	$2,072	$2,728	$649	$7	$656	24%
Cost of subscription	20,085	15,360	(4,817)	92	(4,725)	-31%
Cost of maintenance and other	22,991	23,608	393	224	617	3%
Cost of professional services	52,851	54,035	434	750	1,184	2%
Total cost of revenue	$97,999	$95,731	$(3,341)	$1,073	$(2,268)	-2%
Percentage of revenue	48%	46%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $33.1 million and $30.8 million for the third quarter of fiscal 2017 and 2016, respectively, and as a percentage of total revenue was 48% and 46% for the third quarter of fiscal 2017 and 2016, respectively. The non-currency related increase in cost of revenue of $2.3 million, or 7%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily due to higher hosting costs associated with higher subscription revenue and higher personnel costs due to higher headcount in subscription and professional services.

On a constant currency basis, total cost of revenue (combined cost of license fees, cost of subscription, cost of maintenance and other and cost of professional services) was $98.0 million and $94.7 million for the first nine months of fiscal 2017 and 2016, respectively, and as a percentage of total revenue was 48% and 46% for the first nine months of fiscal 2017 and 2016, respectively. The non-currency related increase in cost of revenue of $3.3 million, or 3%, for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to higher hosting costs associated with higher subscription revenue and higher personnel costs due to higher headcount in subscription and professional services.

Cost of License Fees.  On a constant currency basis, cost of license fees was $0.6 million for the third quarter of fiscal 2017 representing a decrease of $0.2 million, or 25%, from $0.8 million for the same period last fiscal year. The non-currency related decrease in cost of license fees of $0.2 million for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily due to lower royalties as a result of lower license revenue. Cost of license fees as a percentage of license revenue was 13% for the third quarter of both fiscal 2017 and 2016.

On a constant currency basis, cost of license fees was $2.1 million for the first nine months of fiscal 2017 representing a decrease of $0.6 million, or 22%, from $2.7 million for the same period last fiscal year. The non-currency related decrease in cost of license fees of $0.6 million for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to lower royalties as a result of lower license revenue.  Cost of license fees as a percentage of license revenue was 14% and 13% for the first nine months of fiscal 2017 and fiscal 2016, respectively.

Cost of Subscription. On a constant currency basis, cost of subscription was $7.1 million for the third quarter of fiscal 2017 representing an increase of $2.0 million, or 39%, from $5.1 million for the same period last fiscal year. The non-currency related increase in cost of subscription of $2.0 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily due to higher hosting costs of $1.1 million, higher professional fees of $0.3 million and higher personnel costs of $0.2 million. In addition, the increase in cost of subscription included $0.4 million of personnel costs from other departments to help support the growth in our cloud business. Cost of subscription as a percentage of subscription revenue was 52% and 53% for the third quarters of fiscal 2017 and 2016, respectively. We plan to improve our subscription margins over time, but we also anticipate fluctuations in our subscription margins as we make investments to support future growth.

On a constant currency basis, cost of subscription was $20.1 million for the first nine months of fiscal 2017 representing an increase of $4.8 million, or 31%, from $15.3 million for the same period last fiscal year. The non-currency related increase in cost of subscription of $4.8 million for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to higher hosting costs of $2.5 million, higher professional fees of $0.7 million and higher personnel costs of $0.6 million, as a result of higher headcount of approximately 19 people. In addition, the increase in cost of subscription included $0.9 million of personnel costs from other departments to help support the growth in our cloud business. Cost of subscription as a percentage of subscription revenue was 54% in the first nine months of both fiscal 2017 and fiscal 2016.

Cost of Maintenance and Other.  On a constant currency basis, cost of maintenance and other was $7.5 million for the third quarter of fiscal 2017 representing a decrease of $0.4 million, or 5%, from $7.9 million for the same period last fiscal year. Cost of maintenance and other as a percentage of maintenance and other revenue was 23% and 24% for the third quarters of fiscal 2017 and 2016, respectively.

On a constant currency basis, cost of maintenance and other was $23.0 million for the first nine months of fiscal 2017 representing a decrease of $0.4 million, or 2%, from $23.4 million for the same period last fiscal year. Cost of maintenance and other as a percentage of maintenance and other revenues was 23% for the first nine months of both fiscal 2017 and fiscal 2016.

Cost of Professional Services.  On a constant currency basis, cost of professional services was $17.9 million for the third quarter of fiscal 2017 representing an increase of $0.9 million, or 5%, from $17.0 million for the same period last fiscal year. The non-currency related increase in cost of professional services of $0.9 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was due primarily to higher personnel costs of $0.7 million, as a result of higher headcount of approximately 26 people and higher bonuses of $0.4 million partially offset by cost relief from personnel who worked on projects in other departments of $0.6 million. Cost of professional services as a percentage of professional services revenue was 94% and 92% for the third quarters of fiscal 2017 and 2016, respectively.

On a constant currency basis, cost of professional services was $52.9 million for the first nine months of fiscal 2017 representing a decrease of $0.4 million, or 1%, from $53.3 million for the same period last fiscal year. The non-currency related decrease in cost of professional services of $0.4 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was due primarily to cost relief from personnel who worked on projects in other departments of $1.5 million, lower travel expense of $0.5 million and lower subcontractor costs of $0.3 million partially offset by higher personnel costs of $1.1 million, as a result of higher headcount of approximately 26 people, higher allocated information technology and facilities costs of $0.3 million and higher bonuses of $0.2 million. Cost of professional services as a percentage of professional services revenue was 98% and 93% for the first nine months of fiscal 2017 and 2016, respectively. We expect higher professional services profitability driven by higher utilization as a result of an increase in our professional services backlog.

Sales and Marketing

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$15,312	$15,531	$87	$132	219	1%
Percentage of revenue	22%	23%

	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$49,544	$49,658	$(423)	$537	114	0%
Percentage of revenue	24%	24%

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

On a constant currency basis, sales and marketing expense was $15.3 million for the third quarter of fiscal 2017 representing a decrease of $0.1 million, or 1%, from $15.4 million for the same period last fiscal year. The non-currency related decrease in sales and marketing expense of $0.1 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily consisted of lower travel expense of $0.3 million and lower commissions of $0.2 million partially offset by higher bonuses of $0.3 million and higher professional fees of $0.2 million.

On a constant currency basis, sales and marketing expense was $49.5 million for the first nine months of fiscal 2017 representing an increase of $0.4 million, or 1%, from $49.1 million for the same period last fiscal year. The non-currency related increase in sales and marketing expense of $0.4 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 primarily consisted of higher personnel costs of $0.5 million as a result of higher headcount of approximately 13 people and higher marketing expense of $0.4 million related to a one-time marketing payment to a distributor. These higher expenses were partially offset by lower travel expense of $0.7 million and lower commissions of $0.3 million. In addition, sales and marketing expense was negatively impacted by lower cost relief in the first nine months of fiscal 2017 of $0.6 million for personnel who worked on projects in other departments when compared to the same period last year.

Research and Development

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$10,807	$10,193	$(674)	$60	$(614)	-6%
Percentage of revenue	16%	15%

	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$33,019	$31,440	$(1,877)	$298	$(1,579)	-5%
Percentage of revenue	16%	15%

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

On a constant currency basis, research and development expense was $10.8 million for the third quarter of fiscal 2017 representing an increase of $0.7 million, or 7%, from $10.1 million for the same period last fiscal year. The non-currency related increase in research and development expense of $0.7 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 consisted of higher personnel costs of $0.6 million as a result of higher headcount of approximately 29 people and higher bonuses of $0.3 million.

On a constant currency basis, research and development expense was $33.0 million for the first nine months of fiscal 2017 representing an increase of $1.9 million, or 6%, from $31.1 million for the same period last fiscal year. The non-currency related increase in research and development expense of $1.9 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 consisted of higher personnel costs of $1.2 million as a result of higher headcount of approximately 29 people, higher information technology and facilities allocated costs of $0.3 million, higher third party developers fees of $0.2 million related to product enhancements and higher bonuses of $0.2 million.

General and Administrative

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$7,934	$7,676	$(386)	$128	$(258)	-3%
Percentage of revenue	11%	11%

	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$24,423	$24,719	$(98)	$394	$296	1%
Percentage of revenue	12%	12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $7.9 million for the third quarter of fiscal 2017 representing an increase of $0.4 million, or 5%, from $7.5 million for the same period last fiscal year. The non-currency related increase in general and administrative expense of $0.4 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily due to higher bonuses of $0.3 million and higher personnel costs of $0.2 million.

On a constant currency basis, general and administrative expense was $24.4 million for the first nine months of fiscal 2017 representing an increase of $0.1 million from $24.3 million for the same period last fiscal year. The non-currency related increase in general and administrative expense of $0.1 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to higher personnel costs of $0.3 million and higher professional fees of $0.2 million partially offset by lower stock-based compensation of $0.2 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million in the third quarters of both fiscal 2017 and 2016, and $0.5 million for the first nine months of both fiscal 2017 and 2016. Amortization expense for all periods was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	October 31, 2016	$	%	October 31, 2015
(in thousands)
Other (income) expense
Interest income	$(184)	$(104)	-130%	$(80)
Interest expense	168	(3)	-2%	171
Other expense, net	(413)	(474)	-777%	61
Total other (income) expense, net	$(429)	$(581)	-382%	$152
Percentage of revenue	-1%			0%

	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2016	$	%	October 31, 2015
(in thousands)
Other (income) expense
Interest income	$(515)	$(291)	-130%	$(224)
Interest expense	503	(41)	-8%	544
Other expense, net	24	495	105%	(471)
Total other (income) expense, net	$12	$163	108%	$(151)
Percentage of revenue	0%			0%

Net other (income) expense was ($0.4) million and $0.2 million for the third quarters of fiscal 2017 and fiscal 2016, respectively. The change in net other (income) expense was primarily related to the favorable change in the fair market value of the interest rate swap associated with the mortgage on our headquarters of $0.4 million.

Net other (income) expense was breakeven and $(0.2) million for the first nine months of fiscal 2017 and fiscal 2016, respectively. The change in net other (income) expense was primarily related to higher foreign exchange losses of $0.4 million partially offset by an increase in interest income of $0.3 million.

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

 Income Tax (Benefit) Expense

		Increase (Decrease)				Increase (Decrease)
	Three Months Ended	Compared to Prior Period		Three Months Ended	Nine Months Ended	Compared to Prior Period		Nine Months Ended
	October 31, 2016	$ %		October 31, 2015	October 31, 2016	$ %		October 31, 2015
(in thousands)
Income tax (benefit) expense	$1,155	$426	58%	$729	$(493)	$(2,428)	-125%	$1,935
Percentage of revenue	2%			1%	0%			1%
Effective tax rate	43%			22%	63%			29%

We recorded income tax (benefit) expense of $(0.5) million and $1.9 million for the first nine months of fiscal 2017 and 2016, respectively. Our effective tax rate increased to 63% from 29% for the same period in the prior year. The increase in our annual effective tax rate is primarily due to substantially lower forecasted and actual book income in fiscal 2017.

We recorded income tax expense of $1.2 million and $0.7 million in the third quarters of fiscal 2017 and fiscal 2016, respectively. Our effective tax rate increased to 43% during the third quarter of fiscal 2017 compared to 22% for the same period in the prior year. The increase in rates is due to lower forecasted and actual book income in fiscal 2017.

The Company continues to benefit from operating in foreign locations with lower statutory income tax rates relative to the U.S. federal and state tax rates. This benefit is significantly reduced by foreign base company sales and services income that is taxed both in the U.S. and in the foreign jurisdiction.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins, non-GAAP net income and non-GAAP earnings per diluted share to the most comparable GAAP measures for the three and nine months ended October 31, 2016 and 2015 are as follows (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015

Total revenue	$69,534	$68,037	$204,709	$208,593
Net income (loss)	1,533	2,586	(291)	4,766
Add back:
Net interest expense	(16)	91	(12)	320
Depreciation	1,100	980	3,236	2,953
Amortization	425	455	1,287	1,363
Income taxes	1,155	729	(493)	1,935
EBITDA	$4,197	$4,841	$3,727	$11,337
Add back:
Non-cash stock-based compensation	1,820	1,881	5,521	5,618
Change in fair value of interest rate swap	(243)	187	(31)	(164)
Adjusted EBITDA	$5,774	$6,909	$9,217	$16,791
Adjusted EBITDA margin	8%	10%	5%	8%

Non-GAAP net income reconciliation
Net income (loss)	$1,533	$2,586	$(291)	$4,766
Add back:
Non-cash stock-based compensation	1,820	1,881	5,521	5,618
Amortization of purchased intangible assets	345	345	1,035	1,034
Change in fair value of interest rate swap	(243)	187	(31)	(164)
Income tax adjustments	(480)	(603)	(1,631)	(1,622)
Non-GAAP net income	$2,975	$4,396	$4,603	$9,632

Non-GAAP earnings per diluted Class A share reconciliation
Earnings (loss) per diluted Class A share	$0.08	$0.14	$(0.02)	$0.25
Add back:
Non-cash stock-based compensation	0.09	0.10	0.29	0.30
Amortization of purchased intangible assets	0.02	0.02	0.05	0.05
Change in fair value of interest rate swap	(0.01)	0.01	(0.00)	(0.01)
Income tax adjustments	(0.03)	(0.03)	(0.08)	(0.08)
Non-GAAP earnings per diluted Class A share	$0.15	$0.24	$0.24	$0.51

Shares used in computing Non-GAAP earnings per diluted Class A share	16,602	16,308	16,463	16,208

Non-GAAP earnings per diluted Class B share reconciliation
Earnings (loss) per diluted Class B share	$0.07	$0.12	$(0.01)	$0.21
Add back:
Non-cash stock-based compensation	0.08	0.08	0.26	0.25
Amortization of purchased intangible assets	0.01	0.02	0.05	0.05
Change in fair value of interest rate swap	(0.01)	0.01	(0.00)	(0.01)
Income tax adjustments	(0.02)	(0.03)	(0.08)	(0.07)
Non-GAAP earnings per diluted Class B share	$0.13	$0.20	$0.22	$0.43

Shares used in computing Non-GAAP earnings per diluted Class B share	3,301	3,286	3,289	3,283

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

At October 31, 2016, our principal sources of liquidity were cash and equivalents totaling $135.7 million and net accounts receivable of $39.1 million. At October 31, 2016, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2016. We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2017.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of October 31, 2016, the portion of our cash and equivalents held by or invested through Bank of America was approximately 92%. Our largest cash concentration is in Ireland where we pool the cash generated by our EMEA subsidiaries. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds invested in U.S. Treasury and government securities. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was approximately 67% and 62% as of October 31, 2016 and January 31, 2016, respectively. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

The following table summarizes our cash flows for the nine months ended October 31, 2016 and 2015, respectively.

(in thousands)	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015
Net cash provided by operating activities	$5,471	$10,165
Net cash used in investing activities	(2,275)	(2,711)
Net cash (used in) provided by financing activities	(6,022)	969
Effect of foreign exchange rates on cash and equivalents	784	(2,328)
Net (decrease) increase in cash and equivalents	$(2,042)	$6,095

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $5.5 million and $10.2 million for the first nine months of fiscal 2017 and 2016, respectively. The negative cash flow effect of changes in accounts receivable and other assets of $12.7 million, due primarily to lower collections resulting from our business model shift, and a decrease in net income of $5.1 million was offset by the positive cash flow effect of changes in deferred revenue, other liabilities and accounts payable of $13.3 million.

Net cash used in investing activities consisted primarily of capital expenditures of $2.2 million and $2.7 million for the first nine months of fiscal 2017 and 2016, respectively. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

In the first nine months of fiscal 2017 and 2016 we made dividend payments of $4.0 million and $3.9 million, respectively. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

Net cash provided by financing activities during the first nine months of fiscal 2016 included proceeds received from the sale of stock of $8.4 million after deducting offering expenses and underwriting discounts and commissions.

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

DSO under the countback method was 50 days and 60 days as of October 31, 2016 and 2015, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 51 days and 55 days at October 31, 2016 and 2015, respectively. The reduction in DSO was due to higher collections in excess of billings. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of October 31, 2016 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2016 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2016. During the quarter and nine months ended October 31, 2016 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At October 31, 2016, the effective borrowing rate would have been 1.28%.

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

As of October 31, 2016, there were no borrowings under the Facility and we were in compliance with all financial covenants.

Notes Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, our wholly owned limited liability company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.53% at October 31, 2016. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2016 was $14.4 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2016 and the first nine months of fiscal 2017 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro, Brazilian real, British pound and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of October 31, 2016.

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

For each of the nine months ended October 31, 2016 and 2015, approximately 52% of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 39% for each of the nine months ended October 31, 2016 and 2015. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 300%.

For the nine months ended October 31, 2016 and 2015, foreign currency transaction and remeasurement (gains) losses totaled $0.2 million and $(0.1) million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.0 million.

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

Our long-term debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of October 31, 2016 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the October 31, 2016 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.

(Registrant)

Date: December 9, 2016	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)