Form 10-Q
period 2017-04-30
QAD INC
filed 2017-06-09
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

As of May 31, 2017, there were 15,817,834 shares of the Registrant’s Class A common stock outstanding and 3,211,691 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 30, 2017	January 31, 2017
Assets
Current assets:
Cash and equivalents	$153,348	$145,082
Accounts receivable, net of allowances of $2,221 and $2,205 at April 30, 2017 and January 31, 2017, respectively	46,381	69,441
Other current assets	15,851	15,351
Total current assets	215,580	229,874
Property and equipment, net	30,497	30,872
Capitalized software costs, net	641	732
Goodwill	10,646	10,558
Deferred tax assets, net	6,455	6,166
Other assets, net	1,978	2,688
Total assets	$265,797	$280,890

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$450	$446
Accounts payable	8,168	11,316
Deferred revenue	97,235	104,125
Other current liabilities	30,231	33,636
Total current liabilities	136,084	149,523
Long-term debt	13,654	13,767
Other liabilities	5,037	4,914
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,215 shares at both April 30, 2017 and January 31, 2017	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both April 30, 2017 and January 31, 2017	4	4
Additional paid-in capital	199,069	197,594
Treasury stock, at cost (1,115,536 shares and 1,125,552 shares at April 30, 2017 and January 31, 2017, respectively)	(15,047)	(15,170)
Accumulated deficit	(65,029)	(61,127)
Accumulated other comprehensive loss	(7,991)	(8,631)
Total stockholders’ equity	111,022	112,686
Total liabilities and stockholders’ equity	$265,797	$280,890

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2017	2016
Revenue:
Subscription fees	$15,343	$11,492
License fees	5,265	3,947
Maintenance and other	31,906	32,836
Professional services	18,868	17,122
Total revenue	71,382	65,397

Costs of revenue:
Subscription fees	7,720	6,200
License fees	685	725
Maintenance and other	7,694	7,769
Professional services	18,767	17,444
Total cost of revenue	34,866	32,138

Gross profit	36,516	33,259

Operating expenses:
Sales and marketing	17,587	16,938
Research and development	11,532	11,143
General and administrative	8,593	8,006
Amortization of intangibles from acquisitions	163	165
Total operating expenses	37,875	36,252

Operating loss	(1,359)	(2,993)

Other expense (income):
Interest income	(168)	(172)
Interest expense	156	174
Other expense (income), net	604	870
Total other expense, net	592	872

Loss before income taxes	(1,951)	(3,865)
Income tax expense (benefit)	620	(1,073)

Net loss	$(2,571)	$(2,792)

Basic net loss per share
Class A	$(0.14)	$(0.15)
Class B	$(0.12)	$(0.13)
Diluted net loss per share
Class A	$(0.14)	$(0.15)
Class B	$(0.12)	$(0.13)

Net loss	$(2,571)	$(2,792)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	640	606
Total comprehensive loss	$(1,931)	$(2,186)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,571)	$(2,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,522	1,476
Provision for doubtful accounts and sales adjustments	113	49
Stock-based compensation expense	1,768	1,608
Change in fair value of interest rate swap	(13)	31
Changes in assets and liabilities:
Accounts receivable	23,250	21,430
Other assets	(111)	(2,964)
Accounts payable	(3,279)	(3,151)
Deferred revenue	(7,623)	(7,480)
Other liabilities	(5,174)	(6,850)
Net cash provided by operating activities	7,882	1,357
Cash flows from investing activities:
Purchase of property and equipment	(652)	(1,074)
Capitalized software costs	(143)	(12)
Net cash used in investing activities	(795)	(1,086)
Cash flows from financing activities:
Repayments of debt	(129)	(106)
Tax payments, net of proceeds, related to stock awards	(170)	(369)
Net cash used in financing activities	(299)	(475)

Effect of exchange rates on cash and equivalents	1,478	2,351

Net increase in cash and equivalents	8,266	2,147

Cash and equivalents at beginning of period	145,082	137,731

Cash and equivalents at end of period	$153,348	$139,878

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$1,331	$1,316

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for the year ending January 31, 2018.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2017, that are of significance, or potential significance, to the Company.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard was issued to provide a single framework that replaces existing industry and transaction specific U.S. GAAP with a five-step analysis of transactions to determine when and how revenue is recognized. The accounting standard update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company beginning in fiscal year 2019 and we do not plan to early adopt. The Company expects to adopt the requirements of the new standard in the first quarter of fiscal 2019, utilizing the modified retrospective method of transition.

The Company anticipates this standard might have a material impact on its consolidated financial statements. The Company has assigned internal resources and has hired third party consultants to assist in the evaluation of that impact. While the assessment of all potential impacts of the standard is on-going, the Company currently believes the most significant impact relates to accounting for software license revenue. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. In addition, removal of current limitations on contingent revenue may result in revenue being recognized earlier for some contracts. The Company expects revenue related to subscription and professional services to remain substantially unchanged and is still in the process of evaluating the impact of the new standard on these arrangements.

Due to the complexity of some contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances. The Company is also continuing to evaluate the impact of the standard on recognition of costs related to obtaining customer contracts, primarily with respect to sales commissions. The commission accounting under the new standard is significantly different than the Company's current policy of expensing commissions upfront. The new standard will require the Company to defer direct and incremental commission costs to obtain new subscription and maintenance contracts and amortize those costs over the expected period of benefit. We are still evaluating the period of benefit but expect to be in the range of five to seven years.

While the Company continues to assess the potential impacts and disclosure requirements of the new standard, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for the Company in its first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements and expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of ASU 2016-02.

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

2.   COMPUTATION OF NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2017	2016
	(in thousands except per share data)
Net loss	$(2,571)	$(2,792)
Less: Dividends declared	(1,331)	(1,316)
Undistributed net loss	$(3,902)	$(4,108)

Net loss per share – Class A Common Stock
Dividends declared	$1,138	$1,124
Allocation of undistributed net loss	(3,337)	(3,508)
Net loss attributable to Class A common stock	$(2,199)	$(2,384)

Weighted average shares of Class A common stock outstanding—basic	15,809	15,594
Weighted average potential shares of Class A common stock	—	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	15,809	15,594

Basic net loss per Class A common share	$(0.14)	$(0.15)
Diluted net loss per Class A common share	$(0.14)	$(0.15)

Net loss per share – Class B Common Stock
Dividends declared	$193	$192
Allocation of undistributed net loss	(565)	(600)
Net loss attributable to Class B common stock	$(372)	$(408)

Weighted average shares of Class B common stock outstanding—basic	3,210	3,204
Weighted average potential shares of Class B common stock	—	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,210	3,204

Basic net loss per Class B common share	$(0.12)	$(0.13)
Diluted net loss per Class B common share	$(0.12)	$(0.13)

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

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Class A	3,036	2,807
Class B	389	349

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

The following table sets forth the financial assets and liabilities, measured at fair value, as of April 30, 2017 and January 31, 2017:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of April 30, 2017 (a)	$121,699
Money market mutual funds as of January 31, 2017 (a)	$116,043
Liability related to the interest rate swap as of April 30, 2017 (b)		$(177)
Liability related to the interest rate swap as of January 31, 2017 (b)		$(190)

___________________________

(a) Money market mutual funds are recorded at fair value based upon quoted market prices.

(b) The liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $31 million and $29 million as of April 30, 2017 and January 31, 2017, respectively.

The Company’s line of credit and notes payable both bear a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amounts outstanding under the line of credit and note payable reasonably approximate fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the three months ended April 30, 2017.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 6 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as a liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at April 30, 2017 and January 31, 2017 were as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	April 30, 2017	January 31, 2017
Derivative instrument:
Interest rate swap	Other liabilities	$(177)	$(190)
Total		$(177)	$(190)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2017 and April 30, 2016 was $13,000 and $(31,000), respectively.

4. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2017 and January 31, 2017 were as follows:

	April 30, 2017	January 31, 2017
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs	732	748
	4,190	4,206
Less accumulated amortization	(3,549)	(3,474)
Capitalized software costs, net	$641	$732

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first three months of fiscal 2018, approximately $0.2 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.2 million for each of the three months ended April 30, 2017 and 2016. Amortization of capitalized software costs is included in “Cost of license fees” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of April 30, 2017:

Fiscal Years	(in thousands)
2018 remaining	$443
2019	123
2020	70
2021	5
$641

5.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2017	$26,166	$(15,608)	$10,558
Impact of foreign currency translation	88	-	88
Balance at April 30, 2017	$26,254	$(15,608)	$10,646

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2017. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2016. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2017. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2017 that would cause the Company to test goodwill for impairment.

Intangible Assets

	April 30, 2017	January 31, 2017
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$2,742	$2,721
Trade name	515	515
	3,257	3,236
Less: accumulated amortization	(3,004)	(2,821)
Net amortizable intangible assets	$253	$415

______________________

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of April 30, 2017, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization.

Amortization of intangible assets was $0.2 million for each of the three months ended April 30, 2017 and 2016. Estimated future amortization expense relating to the Company’s intangible assets as of April 30, 2017 is $253,000 in fiscal 2018.

6.   DEBT

	April 30, 2017	January 31, 2017
	(in thousands)
Note payable	$14,158	$14,269
Less current maturities	(450)	(446)
Less loan origination costs, net	(54)	(56)
Long-term debt	$13,654	$13,767

Note Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, wholly owned by the Company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.99% at April 30, 2017. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2017 was $14.2 million.

Credit Facility

The Company has an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. The Company pays a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At April 30, 2017, the effective borrowing rate would have been 1.74%.

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

As of April 30, 2017, there were no borrowings under the Facility and the Company was in compliance with all financial covenants.

7.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2017	$(8,631)
Other comprehensive income before reclassifications	640
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	640
Balance as of April 30, 2017	$(7,991)

During the first three months of fiscal 2018 there were no reclassifications from accumulated other comprehensive loss.

8.  INCOME TAXES

In determining the quarterly provision for income taxes for the first quarter of fiscal 2018, the Company calculated income tax expense based on actual quarterly results and related income and statutory tax rates, adjusted for discrete items recorded during the period.

The Company recorded income tax expense (benefit) of $0.6 million and $(1.1) million for the first three months of fiscal 2018 and 2017, respectively. The Company’s effective tax rate decreased to (32%) from 28% for the same period in the prior year. In the current fiscal quarter the Company did not benefit from its net operating losses. This is due to a valuation allowance recorded against U.S. deferred tax assets as of January 31, 2017 and foreign losses sustained in a low tax jurisdiction. In determining the quarterly provision for income taxes for the first quarter of fiscal 2017, the Company calculated income tax expense based on the estimated annual tax rate for the year, adjusted for discrete items recorded during the period.

The gross amount of unrecognized tax benefits was $1.8 million at April 30, 2017, including interest and penalties. As a result of adoption of ASU 2013-11, the Company reduced its unrecognized tax benefits by $1.0 million with an accompanying reduction of deferred tax assets by $1.0 million. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. In the next twelve months, due to a favorable tax decision an estimated $0.1 million of gross unrecognized tax benefits will be recognized.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2017, the Company has accrued approximately $0.3 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013, 2014 and 2016
●	Iowa for fiscal year ended January 31, 2014
●	China for calendar years 2013, 2014, 2015 and 2016

During the first quarter of fiscal 2018, the Company closed the following audit with no adjustment:

●	India for fiscal years ended March 31, 2015

9.  STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first three months of fiscal 2018:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
4/11/2017	4/25/2017	5/2/2017	$0.072	$0.06	$1,331,000

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2017.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2017:

	Three Months Ended April 30,
	2017	2016
	(in thousands)
Cost of subscription	$25	$22
Cost of maintenance and other revenue	77	67
Cost of professional services	220	173
Sales and marketing	317	277
Research and development	253	236
General and administrative	876	833
Total stock-based compensation expense	$1,768	$1,608

 RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the three months ended April 30, 2017:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2017	623	$20.56
Granted	24	27.04
Released (1)	(5)	24.39
Forfeited	(4)	19.79
Restricted stock at April 30, 2017	638	$20.78

_________________________

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2017, the Company withheld 2,000 shares for payment of these taxes at a value of $61,000.

Total unrecognized compensation cost related to RSUs was approximately $9.4 million as of April 30, 2017. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the three months ended April 30, 2017:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2017	2,793	$15.51
Granted	—	—
Exercised	(17)	9.79
Expired	—	—
Forfeited	—	—
Outstanding at April 30, 2017	2,776	$15.54	4.2	$38,958
Vested and exercisable at April 30, 2017	1,786	$12.96	3.1	$29,730

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2017, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on April 30, 2017. The total intrinsic value of SARs exercised in the three months ended April 30, 2017 was $0.3 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended April 30, 2017, the Company withheld 4,000 shares for payment of these taxes at a value of $0.1 million.

At April 30, 2017, there was approximately $4.3 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

11. DEFERRED REVENUES

Deferred revenues consisted of the following:

	April 30, 2017	January 31, 2017
	(in thousands)
Deferred maintenance revenue	$70,665	$78,923
Deferred subscription revenue	23,352	20,389
Deferred services revenue	1,686	2,550
Deferred license revenue	884	1,740
Deferred other revenue	648	523
Deferred revenues, current	97,235	104,125
Deferred revenues, non-current (in Other liabilities)	2,569	2,353
Total deferred revenues	$99,804	$106,478

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

	Three Months Ended April 30,
	2017	2016
Revenue:	(in thousands)
North America (1)	$33,370	$29,519
EMEA	20,881	19,792
Asia Pacific	12,166	11,680
Latin America	4,965	4,406
	$71,382	$65,397

____________________________

(1)	Sales into Canada accounted for 1% and 2% of North America total revenue in the three months ended April 30, 2017 and 2016, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2017, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue; b) accounts receivable allowances for doubtful accounts; c) capitalized software development costs; d) goodwill and intangible assets — impairment assessments; e) valuation of deferred tax assets and tax contingency reserves; and f) stock-based compensation are further discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

BUSINESS OVERVIEW

QAD (“QAD”, the “Company”, “we” or “us”) is a global leader in cloud-based enterprise software solutions for global manufacturing companies across the automotive, life sciences, consumer products, food and beverage, high technology and industrial products industries. We offer full-featured, secure and flexible enterprise and supply chain solutions built for global manufacturing companies which can be delivered in the cloud, on premise or via a blended combination of sites on premise and in the cloud.  Our mission is to provide best-in-class software that enables our customers to operate as effective enterprises with their business processes running at peak efficiency and perfectly aligned to their strategic goals. Our solutions, called QAD Enterprise Applications, enable measurement and control of key business processes and support operational requirements, including financials, manufacturing, demand and supply chain planning, customer management, business intelligence, business process management, supply chain execution, transportation management, service and support, enterprise asset management, analytics, enterprise quality management, interoperability, process and performance, and internationalization.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first three months of fiscal 2018, approximately 47% of our total revenue was generated in North America, 29% in EMEA, 17% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. Subscription, license and maintenance revenues are allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are performed. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2017, we employed approximately 1,775 employees worldwide, of which 630 employees were based in North America, 560 employees in EMEA, 490 employees in Asia Pacific and 95 employees in Latin America.

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

We are transitioning our business model from traditional perpetual licensing to cloud-based subscription. Recurring revenue, which we define as subscription revenue plus maintenance revenue, accounted for 66% and 68% of total revenue for the first three months of fiscal 2018 and 2017, respectively. By reducing our customers’ up-front costs and providing more flexibility in how customers gain access to and pay for our products, we expect our cloud business model will be more attractive to our customers than perpetual licenses. We anticipate this will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time. As a result of our increased sales in the cloud, our license revenue is declining as a percentage of total revenue in comparison to prior years, a trend that we believe will continue. This is putting adverse pressure on short-term profitability as we invest to support growth of our cloud business and our sales and operational expenses are recognized ahead of revenue.

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

Revenue

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2017	April 30, 2016	Currency	Fluctuations	$	%
Revenue
Subscription fees	$15,343	$11,492	$3,996	$(145)	$3,851	34%
Percentage of total revenue	21%	18%
License fees	5,265	3,947	1,411	(93)	1,318	33%
Percentage of total revenue	7%	6%
Maintenance and other	31,906	32,836	(357)	(573)	(930)	-3%
Percentage of total revenue	45%	50%
Professional services	18,868	17,122	2,181	(435)	1,746	10%
Percentage of total revenue	27%	26%
Total revenue	$71,382	$65,397	$7,231	$(1,246)	$5,985	9%

Total Revenue. On a constant currency basis, total revenue was $71.4 million for the first quarter of fiscal 2018, representing a $7.2 million, or 11%, increase from $64.2 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the first quarter of fiscal 2018 included an increase in subscription revenue, license fees and professional services revenue partially offset by a decrease in maintenance and other revenue. Revenue outside the North America region as a percentage of total revenue was 53% and 55% for the first quarter of fiscal 2018 and 2017, respectively. On a constant currency basis, total revenue increased across all regions during the first quarter of fiscal 2018 when compared to the prior year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the first quarter of fiscal 2018 and 2017:

	Three Months Ended April 30,
	2017	2016
Automotive	37%	32%
Consumer products and food and beverage	16%	19%
High technology and industrial products	32%	34%
Life sciences	15%	15%
Total revenue	100%	100%

Subscription Revenue. Subscription revenue consists of recurring fees from customers to access our products via the cloud and other subscription offerings. Subscription revenue is billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. On a constant currency basis, subscription revenue was $15.3 million for the first quarter of fiscal 2018, representing a $4.0 million, or 35%, increase from $11.3 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first quarter of fiscal 2018 when compared to the prior year. The increase in subscription revenue was primarily due to sales of QAD Enterprise Applications in the cloud, which represented over 85% of total subscription revenue in the first quarter of fiscal 2018 and 2017. Cloud revenue consists of new customer sites; existing Enterprise Applications users converting from on-premise; and additional users and modules purchased by our existing cloud customers. Approximately half of our cloud revenue comes from existing customers converting Enterprise Applications users to cloud users and the other half comes from new customers and new modules. Our cloud customer retention rate is in excess of 90%. We track our cloud retention rate by calculating the annualized revenue of customer sites with contracts up for renewal during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate.

The following table presents cloud revenue by region for the first quarter of fiscal 2018 and 2017:

	Three Months Ended April 30,
	2017	2016
North America	55%	64%
Asia Pacific	15%	15%
EMEA	21%	14%
Latin America	9%	7%
Total cloud revenue	100%	100%

The following table presents cloud revenue by industry for the first quarter of fiscal 2018 and 2017:

	Three Months Ended April 30,
	2017	2016
Automotive	36%	40%
Consumer products and food and beverage	14%	16%
High technology and industrial products	22%	19%
Life sciences	28%	25%
Total cloud revenue	100%	100%

We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Enterprise Applications in the cloud. Growing our cloud solution and offering our products as SaaS continues to be a key strategic initiative for us.

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. On a constant currency basis, license revenue was $5.3 million for the first quarter of fiscal 2018, representing a $1.4 million, or 36%, increase from $3.9 million for the same period last year. On a constant currency basis, license revenue increased in our North America, EMEA and Latin America regions and was flat in our Asia Pacific region during the first quarter of fiscal 2018 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2018, one customer placed a license order totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to fiscal 2017 in which no customers placed license orders totaling more than $0.3 million. The majority of our license revenue has come from additional users and module purchases from our existing customers. We anticipate that license revenue will decrease as more new customers subscribe to our cloud-based products and more existing customers elect to subscribe to QAD products in the cloud instead of purchasing licenses.

Maintenance and Other Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. On a constant currency basis, maintenance and other revenue was $31.9 million for the first quarter of fiscal 2018, representing a $0.4 million, or 1%, decrease from $32.3 million for the same period last year. On a constant currency basis, maintenance and other revenue decreased in our Asia Pacific region, remained relatively flat in our North America and EMEA regions and increased in our Latin America region during the first quarter of fiscal 2018 when compared to the prior year. As our customers continue to embrace our cloud offerings we believe our maintenance revenue is likely to decline. When customers convert to the cloud, they generally cease using their perpetual licenses and therefore no longer require (or pay for) maintenance for those perpetual licenses. We continue to see renewal rates consistent with our historical experience, however, conversions from on-premise to cloud will result in future decreases in maintenance revenue.

The majority of our customers renew their annual support contracts. Over the last three years, our annual retention rate of customers subscribing to maintenance has been greater than 90%. We track our maintenance retention rate by calculating the annualized revenue of customer sites with contracts up for renewal during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Conversions to the cloud are not considered cancellations for purposes of the maintenance retention rate calculation.

Professional Services Revenue. Our professional services business includes technical and application consulting and training, implementations, migrations and upgrades related to our solutions. On a constant currency basis, professional services revenue was $18.9 million for the first quarter of fiscal 2018, representing a $2.2 million, or 13%, increase from $16.7 million for the same period last year. On a constant currency basis, professional services revenue increased in our North America, Asia Pacific and Latin America regions and decreased in our EMEA region during the first quarter of fiscal 2018 when compared to the prior year. The increase in professional services revenue period over period can be attributed to a higher amount of professional services revenue per customer. In order to support the increase in professional services revenue, we are adding capacity through additional employees and partners in fiscal 2018.

Total Cost of Revenue

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2017	April 30, 2016	Currency	Fluctuations	$	%
Cost of revenue
Cost of subscription	$7,720	$6,200	$(1,542)	$22	$(1,520)	-25%
Cost of license fees	685	725	40	--	40	6%
Cost of maintenance and other	7,694	7,769	48	27	75	1%
Cost of professional services	18,767	17,444	(1,654)	331	(1,323)	-8%
Total cost of revenue	$34,866	$32,138	$(3,108)	$380	$(2,728)	-8%
Percentage of revenue	49%	49%

Total cost of revenue consists of cost of subscription, cost of license fees, cost of maintenance and other and cost of professional services. Cost of subscription includes salaries, benefits, bonuses of our cloud operations group located in the U.S. and India; stock-based compensation for those employees; third-party contractor expense; hosting and hardware costs; royalties; professional fees; travel; and an allocation of information technology and facilities costs. Cost of license fees includes license royalties, amortization of capitalized software costs and fulfillment. Cost of maintenance and other includes salaries, benefits and bonuses of our support group, stock-based compensation for those employees, travel expense, professional fees, fulfillment and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits and bonuses, costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $34.9 million and $31.8 million for the first quarter of fiscal 2018 and 2017, respectively, and as a percentage of total revenue was 49% and 50% for the first quarter of fiscal 2018 and 2017, respectively. The non-currency related increase in cost of revenue of $3.1 million, or 10%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to higher hosting and personnel costs associated with the growth of our cloud business and higher professional services personnel costs associated with increased services revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $7.7 million for the first quarter of fiscal 2018, representing a $1.5 million, or 24%, increase from $6.2 million for the same period last year. The non-currency related increase in cost of subscription of $1.5 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to higher hosting costs of $0.9 million, higher salaries and related costs of $0.4 million as a result of higher headcount of approximately 34 people and higher third-party contractor costs of $0.2 million. Cost of subscription as a percentage of subscription revenue was 50% and 54% in the first quarter of fiscal 2018 and 2017, respectively. We expect to continue to improve our subscription margins over time, but we also anticipate fluctuations in our subscription margins as we make investments to support future growth.

Cost of License Fees. On a constant currency basis, cost of license fees was $0.7 million for the first quarter of both fiscal 2018 and 2017. Cost of license fees as a percentage of license revenue was 13% and 18% for the first quarter of fiscal 2018 and 2017, respectively. The higher cost of license revenue percentage in the first quarter of fiscal 2017 was due to fixed amortization of capitalized software costs as a percentage of license revenue.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $7.7 million for the first quarter of both fiscal 2018 and 2017. Cost of maintenance and other as a percentage of maintenance and other revenue was 24% in the first quarter of both fiscal 2018 and 2017.

Cost of Professional Services. On a constant currency basis, cost of professional services was $18.8 million for the first quarter of fiscal 2018, representing a $1.7 million, or 10%, increase from $17.1 million for the same period last year. The non-currency related increase in cost of professional services of $1.7 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to higher salaries and related costs of $0.7 million, as a result of higher headcount of approximately 32 people, higher bonuses of $0.6 million and higher third-party contractor costs of $0.2 million. Cost of professional services as a percentage of professional services revenues was 99% and 102% for the first quarter of fiscal 2018 and 2017, respectively. Our investment in additional resources will impact our professional services margins in fiscal 2018, and this is necessary to ensure we can fully support our customers as they expand their footprint in the cloud.

Sales and Marketing

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2017	April 30, 2016	Currency	Fluctuations	$	%
Sales and marketing	$17,587	$16,938	$(980)	$331	$(649)	-4%
Percentage of revenue	25%	26%

Sales and marketing expense includes salaries, benefits, commissions, bonuses, stock-based compensation and travel expense for our sales and marketing employees in addition to costs of programs aimed at increasing revenue, such as trade shows, user group events, advertising and various sales and promotional programs. Sales and marketing expense also includes personnel costs of order processing, sales agent fees and an allocation of information technology and facilities costs. We pay and expense commissions for cloud deals at the time the contract is signed, whereas the related revenue is recognized in future periods.

On a constant currency basis, sales and marketing expense was $17.6 million for the first quarter of fiscal 2018, representing a $1.0 million, or 6%, increase from $16.6 million for the same period last year. The non-currency related increase in sales and marketing expense of $1.0 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to higher commissions of $0.6 million and higher bonuses of $0.5 million.

Research and Development

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2017	April 30, 2016	Currency	Fluctuations	$	%
Research and development	$11,532	$11,143	$(522)	$133	$(389)	-4%
Percentage of revenue	16%	17%

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

On a constant currency basis, research and development expense was $11.5 million for the first quarter of fiscal 2018, representing a $0.5 million, or 5%, increase from $11.0 million for the same period last year. The non-currency related increase in research and development expense of $0.5 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to higher salaries and related costs of $0.4 million, as a result of higher headcount of approximately 20 people, and higher bonuses of $0.3 million.

General and Administrative

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2017	April 30, 2016	Currency	Fluctuations	$	%
General and administrative	$8,593	$8,006	$(710)	$123	$(587)	-7%
Percentage of revenue	12%	12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $8.6 million for the first quarter of fiscal 2018, representing a $0.7 million, or 9%, increase from $7.9 million for the same period last year. The non-currency related increase in general and administrative expense of $0.7 million in fiscal 2018 compared to fiscal 2017 was primarily due to higher bonuses of $0.4 million and higher professional fees of $0.2 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million for the first quarter of both fiscal 2018 and 2017, which was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
(in thousands)	April 30, 2017	$	%	April 30, 2016
Other (income) expense
Interest income	$(168)	$4	2%	$(172)
Interest expense	156	(18)	-10%	174
Other expense, net	604	(266)	-31%	870
Total other expense, net	$592	$(280)	-32%	$872
Percentage of revenue	1%			2%

Net other expense was $0.6 million and $0.9 million for the first quarter of fiscal 2018 and fiscal 2017, respectively. The decrease in net other expense was primarily related to lower foreign exchange losses of $0.2 million.

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

Income Tax Expense

	Three Months Ended	Increase Compared to Prior Period		Three Months Ended
(in thousands)	April 30, 2017	$	%	April 30, 2016
Income tax expense (benefit)	$620	$1,693	158%	$(1,073)
Percentage of revenue	1%			-2%
Effective tax rate	-32%			28%

We recorded income tax expense (benefit) of $0.6 million and $(1.1) million for the first quarter of fiscal 2018 and 2017, respectively. Our effective tax rate decreased to (32%) from 28% for the same period in the prior year. In the current fiscal quarter we did not benefit from net operating losses. This is due to a valuation allowance recorded against U.S. deferred tax assets as of January 31, 2017 and foreign losses sustained in a low tax jurisdiction. In determining the quarterly provision for income taxes for the first quarter of fiscal 2018, we calculated income tax expense based on actual quarterly results and related income and statutory tax rates, adjusted for discrete items recorded during the period. In determining the quarterly provision for income taxes for the first quarter of fiscal 2017, we calculated income tax expense based on the estimated annual tax rate for the year, adjusted for discrete items recorded during the period.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margins, non-GAAP pre-tax income and cash taxes each meet the definition of a non-GAAP financial measure. We define the non-GAAP measures as follows:

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

●	Cash taxes - Cash taxes are defined as GAAP total tax expense excluding changes in reserves for unrecognized tax benefits.

QAD’s management uses non-GAAP measures internally to evaluate the business and believes that presenting non-GAAP measures provides useful information to investors regarding the underlying business trends and performance of the our ongoing operations as well as useful metrics for monitoring our performance and evaluating it against industry peers. The non-GAAP financial measures presented should be used in addition to, and in conjunction with, results presented in accordance with GAAP, and should not be relied upon to the exclusion of GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure in evaluating the company.

QAD non-GAAP measures reflect adjustments based on the following items:

Stock-based compensation expense: We have excluded the effect of stock-based compensation expense from our non-GAAP adjusted EBITDA and non-GAAP pre-tax income calculations. Although stock-based compensation expense is calculated in accordance with current GAAP and constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because it is not an expense which generally requires cash settlement by QAD, and therefore is not used by us to assess the profitability of our operations. We also believe the exclusion of stock-based compensation expense provides a more useful comparison of our operating results to the operating results of our peers.

Amortization of purchased intangible assets: We amortize purchased intangible assets in connection with our acquisitions. We have excluded the effect of amortization of purchased intangible assets, which include purchased technology, customer relationships, trade names and other intangible assets, from non-GAAP pre-tax income calculation, because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe excluding amortization of purchased intangible assets provides a more useful comparison of our operating results to the operating results of our peers.

Change in fair value of the interest rate swap: We entered into an interest rate swap to mitigate our exposure to the variability of one-month LIBOR for our floating rate debt related to the mortgage of our headquarters. We have excluded the gain/loss adjustments to record the interest rate swap at fair value from our non-GAAP adjusted EBITDA and non-GAAP pre-tax income calculations. We believe that these fluctuations are not indicative of our operational costs or meaningful in evaluating comparative period results because we currently have no intention of exiting the debt agreement early; and therefore over the life of the debt the sum of the fair value adjustments will be $0.

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three months ended April 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended April 30,
	2017	2016

Total revenue	$71,382	$65,397

Net loss	(2,571)	(2,792)
Add back:
Net interest (income) expense	(12)	2
Depreciation	1,104	1,044
Amortization	416	430
Income taxes	620	(1,073)
EBITDA	$(443)	$(2,389)
Add back:
Stock-based compensation expense	1,768	1,608
Change in fair value of interest rate swap	(13)	31
Adjusted EBITDA	$1,312	$(750)
Adjusted EBITDA margin	2%	-1%

Non-GAAP pre-tax income (loss) reconciliation
Loss before income taxes	$(1,951)	$(3,865)
Add back
Stock-based compensation expense	1,768	1,608
Amortization of purchased intangible assets	342	345
Change in fair value of interest rate swap	(13)	31
Non-GAAP income (loss) before income taxes	$146	$(1,881)

Cash taxes	$648	$640

 LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of subscription, licenses, maintenance and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities and overhead costs. In addition to operating expenses, we may also use cash for capital expenditures, payment of dividends and stock repurchases, and to invest in our growth initiatives, which may include acquisitions of products, technologies and businesses.

In fiscal 2018, we anticipate that our priorities for use of cash will be developing sales and services resources and continued investment in research and development to drive and support growth and profitability. We will continue to evaluate acquisition opportunities that are complementary to our product footprint, solutions delivery, technology direction and sales channels. We will also continue to assess share repurchases and dividend payments. We do not anticipate additional borrowing requirements in fiscal 2018.

At April 30, 2017, our principal sources of liquidity were cash and equivalents totaling $153.3 million and net accounts receivable of $46.4 million. At April 30, 2017, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2017.

We have a U.S. line of credit facility with Rabobank that permits unsecured short-term borrowings of up to $20 million. Our line of credit agreement contains customary covenants that could restrict our ability to incur additional indebtedness. Our line of credit is available for working capital or other business needs. We have not drawn on the line of credit during any of the last three fiscal years nor do we expect to draw on the line of credit during fiscal 2018. Our line of credit expires in July 2017 and we do not expect to renew it.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2017, the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was 66% and 67% as of April 30, 2017 and January 31, 2016, respectively. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

The following table summarizes our cash flows for the first quarter ended April 30, 2017 and 2016, respectively.

	Three Months Ended April 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$7,882	$1,357
Net cash used in investing activities	(795)	(1,086)
Net cash used in financing activities	(299)	(475)
Effect of foreign exchange rates on cash and equivalents	1,478	2,351
Net increase in cash and equivalents	$8,266	$2,147

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $7.9 million and $1.4 million for the first quarter of fiscal 2018 and 2017, respectively. The increase in cash flows from operating activities was due primarily to the positive cash flow effect of changes in accounts receivable and other assets of $4.7 million and other liabilities and accounts payable of $1.5 million.

Net cash used in investing activities consisted primarily of capital expenditures of $0.7 million and $1.1 million for the first quarter of fiscal 2018 and 2017, respectively. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

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

DSO under the countback method was 55 days and 65 days as of April 30, 2017 and 2016, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 58 days and 62 days at April 30, 2017 and 2016, respectively. The reduction in DSO was due to higher collections in excess of billings. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2017 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2017 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017. During the quarter ended April 30, 2017 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Credit Facility

We have an unsecured credit agreement with Rabobank, N.A. (the “Facility”). The Facility provides a commitment through July 15, 2017 for a $20 million line of credit for working capital or other business needs. We pay a commitment fee of 0.25% per annum of the daily average of the unused portion of the $20 million Facility. Borrowings under the Facility bore interest at a rate equal to one month LIBOR plus 0.75%. At April 30, 2017, the effective borrowing rate would have been 1.74%. Our line of credit expires in July 2017 and we do not expect to renew it.

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

As of April 30, 2017, there were no borrowings under the Facility.

Notes Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, our wholly owned limited liability company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.99% at April 30, 2017. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2017 was $14.2 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2017 and the first three months of fiscal 2018 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro, British pound and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other material foreign currency denominated derivatives or other financial instruments open as of April 30, 2017.

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

For the three months ended April 30, 2017 and 2016, approximately 50% and 55%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 40% for each of the three months ended April 30, 2017 and 2016. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 46%.

For the three months ended April 30, 2017 and 2016, foreign currency transaction and remeasurement losses totaled $0.6 million and $0.8 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.6 million.

These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates from the 2017 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our long-term debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%. Additionally, we have an unsecured line of credit which bears interest at the one month LIBOR rate plus 0.75%. As of April 30, 2017 there were no borrowings under our unsecured line of credit.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2017 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2017.

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

QAD Inc.

(Registrant)

Date: June 8, 2017	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)