Form 10-K/A
period 2017-01-31
QAD INC
filed 2017-06-30
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders held on June 13, 2017.

EXPLANATORY NOTE – EXHIBIT FILING ONLY

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the Securities and Exchange Commission on April 7, 2017, only to file Exhibit 10.11. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

 This Amendment No. 1 to our Form 10-K for the fiscal year ended January 31, 2017 does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-K for the fiscal year ended January 31, 2017 as originally filed or the exhibits filed therewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2017.

QAD Inc.

Date: June 29, 2017	By:	/s/ Daniel Lender

Daniel Lender

Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE

10.11	Partner Agreement between QAD Inc. and Progress Software Corporation dated February 1, 2007, as amended by First Amendment to Partner Agreement dated October 30, 2007, Second Amendment to Partner Agreement dated January 30, 2008, SaaS Amendment to Partner Agreement dated May 6, 2008, Third Amendment to Partner Agreement dated July 31, 2008, Savvion Amendment to Partner Agreement dated February 15, 2011, Sixth Amendment to Partner Agreement dated May 16, 2014, Seventh Amendment to Partner Agreement dated July 29, 2014, Eighth Amendment to Partner Agreement dated January 11, 2016, and Ninth Amendment to Partner Agreement dated January 22, 2016*^

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(*)	Indicates the document is filed herewith.
(^)	Indicates confidential treatment has been requested as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.