Form 10-Q
period 2017-07-31
QAD INC
filed 2017-09-08
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

   (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of August 31, 2017, there were 16,003,497 shares of the Registrant’s Class A common stock outstanding and 3,213,126 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 31, 2017	January 31, 2017
Assets
Current assets:
Cash and equivalents	$149,202	$145,082
Accounts receivable, net of allowances of $2,207 and $2,205 at July 31, 2017 and January 31, 2017, respectively	42,397	69,441
Other current assets	14,500	15,351
Total current assets	206,099	229,874
Property and equipment, net	30,520	30,872
Capitalized software costs, net	800	732
Goodwill	10,872	10,558
Deferred tax assets, net	7,286	6,166
Other assets, net	1,961	2,688
Total assets	$257,538	$280,890

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$456	$446
Accounts payable	9,128	11,316
Deferred revenue	89,661	104,125
Other current liabilities	30,451	33,636
Total current liabilities	129,696	149,523
Long-term debt	13,540	13,767
Other liabilities	4,672	4,914
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,215 shares at both July 31, 2017 and January 31, 2017	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both July 31, 2017 and January 31, 2017	4	4
Additional paid-in capital	196,950	197,594
Treasury stock, at cost (932,024 shares and 1,125,552 shares at July 31, 2017 and January 31, 2017, respectively)	(12,947)	(15,170)
Accumulated deficit	(67,534)	(61,127)
Accumulated other comprehensive loss	(6,859)	(8,631)
Total stockholders’ equity	109,630	112,686
Total liabilities and stockholders’ equity	$257,538	$280,890

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016

Revenue:
Subscription	$17,420	$12,317	$32,763	$23,809
License	6,743	6,416	12,008	10,363
Maintenance and other	31,971	33,266	63,877	66,102
Professional services	19,824	17,779	38,692	34,901
Total revenue	75,958	69,778	147,340	135,175

Costs of revenue:
Subscription	7,428	6,740	15,148	12,940
License	828	765	1,513	1,490
Maintenance and other	7,840	7,742	15,534	15,511
Professional services	20,598	17,557	39,365	35,001
Total cost of revenue	36,694	32,804	71,560	64,942

Gross profit	39,264	36,974	75,780	70,233

Operating expenses:
Sales and marketing	17,697	17,294	35,284	34,232
Research and development	11,689	11,069	23,221	22,212
General and administrative	9,224	8,483	17,817	16,489
Amortization of intangibles from acquisitions	111	166	274	331
Total operating expenses	38,721	37,012	76,596	73,264

Operating income (loss)	543	(38)	(816)	(3,031)

Other (income) expense:
Interest income	(493)	(159)	(661)	(331)
Interest expense	157	161	313	335
Other (income) expense, net	1,208	(433)	1,812	437
Total other (income) expense	872	(431)	1,464	441

(Loss) income before income taxes	(329)	393	(2,280)	(3,472)
Income tax expense (benefit)	832	(575)	1,452	(1,648)

Net (loss) income	$(1,161)	$968	$(3,732)	$(1,824)

Basic net (loss) income per share
Class A	$(0.06)	$0.05	$(0.20)	$(0.10)
Class B	$(0.05)	$0.04	$(0.17)	$(0.08)
Diluted net (loss) income per share
Class A	$(0.06)	$0.05	$(0.20)	$(0.10)
Class B	$(0.05)	$0.04	$(0.17)	$(0.08)

Net (loss) income	$(1,161)	$968	$(3,732)	$(1,824)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,132	(246)	1,772	360
Total comprehensive (loss) income	$(29)	$722	$(1,960)	$(1,464)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,732)	$(1,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,971	3,003
Loss on disposal of equipment	12	4
Provision for doubtful accounts and sales adjustments	187	—
Stock compensation expense	4,360	3,701
Change in fair value of derivative instrument	3	212
Changes in assets and liabilities:
Accounts receivable	28,110	20,412
Other assets	895	(2,910)
Accounts payable	(2,580)	(3,518)
Deferred revenue	(17,987)	(13,015)
Other liabilities	(4,601)	(4,045)
Net cash provided by operating activities	7,638	2,020
Cash flows from investing activities:
Purchase of property and equipment	(1,571)	(1,682)
Capitalized software costs	(480)	(62)
Net cash used in investing activities	(2,051)	(1,744)
Cash flows from financing activities:
Repayments of debt	(222)	(233)
Tax payments related to stock awards	(2,781)	(1,584)
Cash dividends paid	(2,675)	(2,642)
Net cash used in financing activities	(5,678)	(4,459)

Effect of exchange rates on cash and equivalents	4,211	1,160

Net increase (decrease) in cash and equivalents	4,120	(3,023)

Cash and equivalents at beginning of period	145,082	137,731

Cash and equivalents at end of period	$149,202	$134,708

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for the year ending January 31, 2018.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2017, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

The Company adopted ASU 2016-09 regarding ASC Topic 718, Improvements to Employee Share-Based Payment Accounting during the third quarter of fiscal year 2017. The adoption required the Company to reflect any adjustments as of February 1, 2016, the beginning of the annual period that includes the interim period of adoption. In addition, with the adoption of the standard, the Company was required to revise its reported quarterly results for the six months ended July 31, 2016, representing a retrospective adjustment to beginning accumulated deficit and to the previously reported results for the six months ended July 31, 2016.

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

2.   COMPUTATION OF NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income	$(1,161)	$968	$(3,732)	$(1,824)
Less: Dividends declared	(1,344)	(1,326)	(2,675)	(2,642)
Undistributed net loss	$(2,505)	$(358)	$(6,407)	$(4,466)

Net (loss) income per share – Class A Common Stock
Dividends declared	$1,151	$1,134	$2,290	$2,257
Allocation of undistributed net loss	(2,145)	(306)	(5,483)	(3,813)
Net (loss) income attributable to Class A common stock	$(994)	$828	$(3,193)	$(1,556)

Weighted average shares of Class A common stock outstanding—basic	15,914	15,694	15,863	15,644
Weighted average potential shares of Class A common stock	—	586	—	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	15,914	16,280	15,863	15,644

Basic net (loss) income per Class A common share	$(0.06)	$0.05	$(0.20)	$(0.10)
Diluted net (loss) income per Class A common share	$(0.06)	$0.05	$(0.20)	$(0.10)

Net (loss) income per share – Class B Common Stock
Dividends declared	$193	$192	$385	$385
Allocation of undistributed net loss	(360)	(52)	(924)	(653)
Net (loss) income attributable to Class B common stock	$(167)	$140	$(539)	$(268)

Weighted average shares of Class B common stock outstanding—basic	3,212	3,205	3,211	3,204
Weighted average potential shares of Class B common stock	—	70	—	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,212	3,275	3,211	3,204

Basic net (loss) income per Class B common share	$(0.05)	$0.04	$(0.17)	$(0.08)
Diluted net (loss) income per Class B common share	$(0.05)	$0.04	$(0.17)	$(0.08)

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Class A	3,219	1,027	3,129	2,883
Class B	384	151	387	361

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

The following table sets forth the financial assets and liabilities, measured at fair value, as of July 31, 2017 and January 31, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of July 31, 2017 (a)	$121,084
Money market mutual funds as of January 31, 2017 (a)	$116,043
Liability related to the interest rate swap as of July 31, 2017 (b)		$(193)
Liability related to the interest rate swap as of January 31, 2017 (b)		$(190)

___________________________

(a) Money market mutual funds are recorded at fair value based upon quoted market prices.

(b) The liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $28 million and $29 million as of July 31, 2017 and January 31, 2017, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurement levels during the six months ended July 31, 2017.

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

 The fair values of the derivative instrument at July 31, 2017 and January 31, 2017 were as follows (in thousands):

	(Liability) Derivative
		Fair Value
	Balance Sheet Location	July 31, 2017	January 31, 2017
Derivative instrument:
Interest rate swap	Other liabilities	$(193)	$(190)
Total		$(193)	$(190)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended July 31, 2017 and 2016 was $(3,000) and $(212,000), respectively.

4. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2017 and January 31, 2017 were as follows:

	July 31, 2017	January 31, 2017
	(in thousands)
Capitalized software costs:
Acquired software technology	$3,458	$3,458
Capitalized software development costs	1,069	748
	4,527	4,206
Less accumulated amortization	(3,727)	(3,474)
Capitalized software costs, net	$800	$732

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2018, approximately $0.2 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.4 million and $0.5 million for the six months ended July 31, 2017 and 2016 respectively. Amortization of capitalized software costs is included in “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of July 31, 2017:

Fiscal Years	(in thousands)
2018 remaining	$424
2019	197
2020	144
2021	35
$800

5.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2017	$26,166	$(15,608)	$10,558
Impact of foreign currency translation	314	-	314
Balance at July 31, 2017	$26,480	$(15,608)	$10,872

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2017. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2016. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2017. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2017 that would cause the Company to test goodwill for impairment.

Intangible Assets

	July 31, 2017	January 31, 2017
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$1,500	$2,721
Trade name	349	515
	1,849	3,236
Less: accumulated amortization	(1,707)	(2,821)
Net amortizable intangible assets	$142	$415

______________________

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of July 31, 2017, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization. It is the Company’s policy to write off amortizable intangible assets once fully amortized. Accordingly, during the second quarter of fiscal 2018, the Company wrote off approximately $1.5 million of cost and accumulated amortization related to the DynaSys acquisition which became fully amortized during the quarter.

Amortization of intangible assets was $0.3 million for each of the six months ended July 31 2017 and 2016. Estimated future amortization expense relating to the Company’s intangible assets as of July 31, 2017 is $142,000 in fiscal 2018.

6.   DEBT

	July 31, 2017	January 31, 2017
	(in thousands)
Note payable	$14,047	$14,269
Less current maturities	(456)	(446)
Less loan origination costs, net	(51)	(56)
Long-term debt	$13,540	$13,767

Note Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, wholly owned by the Company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 1.23% at July 31, 2017. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2017 was $14.0 million.

7.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2017	$(8,631)
Other comprehensive income before reclassifications	1,772
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	1,772
Balance as of July 31, 2017	$(6,859)

During the first six months of fiscal 2018 there were no reclassifications from accumulated other comprehensive loss.

8.  INCOME TAXES

In determining the provision for income taxes for the second quarter of fiscal 2018, the Company calculated income tax expense based on actual quarterly results, adjusted for discrete items recorded during the period. Due to the near breakeven forecast for fiscal 2018, actual quarterly results provided a more reliable estimate of quarterly tax expense. In determining the provision for income taxes for the second quarter of fiscal 2017, the Company calculated income tax expense based on the estimated annual tax rate for the year, adjusted for discrete items recorded during the period.

The Company recorded income tax expense (benefit) of $0.8 million and $(0.6) million in the second quarter of fiscal 2018 and 2017, respectively. The Company’s effective tax rate was (253%) for the second quarter of fiscal 2018 compared to (146%) for the same period in the prior year. The difference in the effective tax rate is primarily due to the difference in calculation methodology (actual vs. estimated) and the valuation allowance recorded against additional U.S. deferred tax assets generated during the second quarter of fiscal 2018.

The Company recorded income tax expense (benefit) of $1.5 million and $(1.6) million for the first six months of fiscal 2018 and 2017, respectively. The Company’s effective tax rate was (64%) for the first six months of fiscal 2018 and 47% for the same period in the prior year. The difference in the effective tax rate is primarily due to the difference in calculation methodology (actual vs. estimated) and the valuation allowance recorded against additional U.S. deferred tax assets generated during the first six months of fiscal 2018.

The gross amount of unrecognized tax benefits was $1.7 million at July 31, 2017, including interest and penalties. The unrecognized tax benefits were reduced by $1.0 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2017, the Company has accrued approximately $0.2 million of interest and penalty expense relating to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2014
●	Iowa for fiscal year ended January 31, 2014

During fiscal 2018, the Company closed the following audits with no adjustment:

●	India for fiscal years ended March 31, 1998, 1999 and 2015

9.  STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first six months of fiscal 2018:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
6/13/2017	6/27/2017	7/6/2017	$0.072	$0.06	$1,344,000
4/11/2017	4/25/2017	5/2/2017	$0.072	$0.06	$1,331,000

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2017.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of subscription	$36	$27	$61	$49
Cost of maintenance and other revenue	95	73	172	140
Cost of professional services	274	212	494	385
Sales and marketing	368	321	685	598
Research and development	304	249	557	486
General and administrative	1,515	1,211	2,391	2,043
Total stock-based compensation expense	$2,592	$2,093	$4,360	$3,701

 RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the six months ended July 31, 2017:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Outstanding at January 31, 2017	623	$20.56
Granted	293	30.66
Released (1)	(235)	20.48
Forfeited	(8)	20.17
Outstanding at July 31, 2017	673	$24.98

_________________________

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2017, the Company withheld 70,000 shares for payment of these taxes at a value of $2.2 million. During the six months ended July 31, 2017, the Company withheld 72,000 shares for payment of these taxes at a value of $2.3 million.

Total unrecognized compensation cost related to RSUs was approximately $15.8 million as of July 31, 2017. This cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

SAR Information

The weighted average assumptions used to value SARs granted in the six months ended July 31, 2017 and 2016 are shown in the following table:

	Six Months Ended July 31,
	2017	2016
Expected life in years (1)	5.50	5.25
Risk free interest rate (2)	1.82%	1.16%
Volatility (3)	33%	36%
Dividend rate (4)	0.91%	1.51%

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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the six months ending on July 31, 2017.

The following table summarizes the activity for outstanding SARs for the six months ended July 31, 2017:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2017	2,793	$15.51
Granted	380	31.65
Exercised	(73)	10.70
Expired	(1)	9.09
Forfeited	—	—
Outstanding at July 31, 2017	3,099	$17.60	4.4	$40,378
Vested and exercisable at July 31, 2017	2,146	$14.11	3.3	$35,187

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2017, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on July 31, 2017. The total intrinsic value of SARs exercised in the six months ended July 31, 2017 was $1.4 million. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2017 was $9.59. The weighted average grant date fair value per share of SARs granted in the three and six months ended July 31, 2016 was $5.43.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended July 31, 2017, the Company withheld 12,000 shares for payment of these taxes at a value of $0.4 million. During the six months ended July 31, 2017, the Company withheld 16,000 shares for payment of these taxes at a value of $0.5 million.

At July 31, 2017, there was approximately $7.2 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

11. DEFERRED REVENUES

Deferred revenues consisted of the following:

	July 31, 2017	January 31, 2017
	(in thousands)
Deferred maintenance	$63,037	$78,923
Deferred subscription	22,804	20,389
Deferred professional services	2,657	2,550
Deferred license	888	1,740
Deferred other revenue	275	523
Deferred revenues, current	89,661	104,125
Deferred revenues, non-current (in Other liabilities)	2,118	2,353
Total deferred revenues	$91,779	$106,478

Deferred maintenance and subscription represent billings and customer payments made in advance for support and subscription contracts. Support and subscription are billed in advance with corresponding revenues being recognized ratably over the support and subscription periods. Support is typically billed annually while subscription is billed quarterly or annually. Deferred license results from undelivered products or specified enhancements, customer specific acceptance provisions and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred professional services revenues represent both prepayments for professional services where revenues for these services are generally recognized as the Company completes the performance obligations for the prepaid services and services already provided but deferred due to software revenue recognition rules.

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

Subscription, license and maintenance revenues are allocated to the region where the end user is located. Professional services revenue is assigned based on the region where the services are delivered.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
North America (1)	$35,156	$32,815	$68,526	$62,334
EMEA	22,227	19,835	43,108	39,627
Asia Pacific	12,967	12,137	25,133	23,817
Latin America	5,608	4,991	10,573	9,397
	$75,958	$69,778	$147,340	$135,175

____________________________

(1)

Sales into Canada accounted for 1% of North America total revenue in the three and six months ended July 31, 2017 and for 2% of North America total revenue in the three and six months ended July 31, 2016.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first six months of fiscal 2018, approximately 47% of our total revenue was generated in North America, 29% in EMEA, 17% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. Subscription, license and maintenance revenues are allocated to the region where the end user is located. Professional services revenue is assigned based on the region where the services are delivered. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. Our results during the second quarter of fiscal 2018 included $1.3 million of foreign currency losses as the U.S. dollar depreciated against many other currencies, most notably the euro. At July 31, 2017, we employed approximately 1,830 employees worldwide, of which 650 employees were based in North America, 580 employees in EMEA, 500 employees in Asia Pacific and 100 employees in Latin America. The increase of approximately 120 employees compared to the same date last year is primarily due to hiring in professional services and in research and development.

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

We are transitioning our business model from traditional perpetual licensing to cloud-based subscription. Recurring revenue, which we define as subscription revenue plus maintenance revenue, accounted for 65% and 67% of total revenue for the first six months of fiscal 2018 and 2017, respectively. By reducing our customers’ up-front costs and providing more flexibility in how customers gain access to and pay for our products, we expect our cloud business model will be more attractive to our customers than perpetual licenses. We anticipate this will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time. During the first six months of fiscal 2018 subscription revenue, representing 22% or our total revenue, grew 38% to $32.8 million from $23.8 million for the same period last year. Trailing twelve month subscription revenue grew 39% to $61.1 million from $44.1 million in the prior period. As a result of our increased cloud-based subscription revenue, our license revenue is declining in comparison to prior years; a trend that we believe will continue. The shift is putting adverse pressure on short-term profitability as we invest to support growth of our cloud business.

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

Revenue

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
Subscription	$17,420	$12,317	$5,125	$(22)	$5,103	41%
Percentage of total revenue	23%	18%
License	6,743	6,416	268	59	327	5%
Percentage of total revenue	9%	9%
Maintenance and other	31,971	33,266	(1,261)	(34)	(1,295)	-4%
Percentage of total revenue	42%	48%
Professional services	19,824	17,779	2,083	(38)	2,045	12%
Percentage of total revenue	26%	25%
Total revenue	$75,958	$69,778	$6,215	$(35)	$6,180	9%

	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
Subscription	$32,763	$23,809	$9,121	$(167)	$8,954	38%
Percentage of total revenue	22%	18%
License	12,008	10,363	1,679	(34)	1,645	16%
Percentage of total revenue	8%	7%
Maintenance and other	63,877	66,102	(1,618)	(607)	(2,225)	-3%
Percentage of total revenue	43%	49%
Professional services	38,692	34,901	4,264	(473)	3,791	11%
Percentage of total revenue	27%	26%
Total revenue	$147,340	$135,175	$13,446	$(1,281)	$12,165	9%

Total Revenue. On a constant currency basis, total revenue was $76.0 million for the second quarter of fiscal 2018, representing a $6.3 million, or 9%, increase from $69.7 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the second quarter of fiscal 2018 included an increase in subscription, license and professional services partially offset by a decrease in maintenance and other. Revenue outside the North America region as a percentage of total revenue was 54% and 53% for the second quarter of fiscal 2018 and 2017, respectively. On a constant currency basis, total revenue increased across all regions during the second quarter of fiscal 2018 when compared to the prior year.

On a constant currency basis, total revenue was $147.3 million for the first six months of fiscal 2018, representing a $13.4 million, or 10%, increase from $133.9 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the first six months of fiscal 2018 included an increase in subscription, license and professional services partially offset by a decrease in maintenance and other. Revenue outside the North America region as a percentage of total revenue was 53% and 54% for the first six months of fiscal 2018 and 2017, respectively. On a constant currency basis, total revenue increased across all regions during the first six months of fiscal 2018 when compared to the prior year.

Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three and six months ended July 31, 2017 and 2016:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Automotive	38%	35%	37%	33%
Consumer products and food and beverage	15%	18%	16%	19%
High technology and industrial products	32%	33%	32%	33%
Life sciences	15%	14%	15%	15%
Total revenue	100%	100%	100%	100%

Subscription Revenue. Subscription revenue consists of recurring fees from customers to access our products via the cloud and other subscription offerings. Subscription revenue is billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. On a constant currency basis, subscription revenue was $17.4 million for the second quarter of fiscal 2018, representing a $5.1 million, or 41%, increase from $12.3 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the second quarter of fiscal 2018 when compared to the prior year. The increase in subscription revenue was primarily due to sales of QAD Enterprise Applications in the cloud, which represented over 85% of total subscription revenue in the second quarter of fiscal 2018 and 2017. Cloud revenue consists of new customer sites; existing Enterprise Applications users converting from on-premise; and additional users and modules purchased by our existing cloud customers. Approximately half of our cloud revenue comes from existing customers converting Enterprise Applications users to cloud users and the other half comes from new customers and new modules. Our cloud customer retention rate is in excess of 90%. We track our cloud retention rate by calculating the annualized revenue of customer sites with contracts up for renewal during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate.

On a constant currency basis, subscription revenue was $32.8 million for the first six months of fiscal 2018, representing a $9.2 million, or 39%, increase from $23.6 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first six months of fiscal 2018 when compared to the prior year. The increase in subscription revenue was primarily due to sales of QAD Enterprise Applications in the cloud, which represented over 85% of total subscription revenue in the first six months of fiscal 2018 and 2017.

The following table presents cloud revenue by region for the three and six months ended July 31, 2017 and 2016:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
North America	57%	60%	56%	62%
EMEA	22%	15%	22%	15%
Asia Pacific	14%	16%	14%	15%
Latin America	7%	9%	8%	8%
Total cloud revenue	100%	100%	100%	100%

The following table presents cloud revenue by industry for the three and six months ended July 31, 2017 and 2016:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Automotive	35%	39%	36%	39%
Consumer products and food and beverage	12%	16%	13%	16%
High technology and industrial products	25%	18%	23%	18%
Life sciences	28%	27%	28%	27%
Total cloud revenue	100%	100%	100%	100%

We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Enterprise Applications in the cloud. Growing our cloud solution and offering our products as SaaS continues to be a key strategic initiative for us.

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. On a constant currency basis, license revenue was $6.7 million for the second quarter of fiscal 2018, representing a $0.2 million, or 3%, increase from $6.5 million for the same period last year. On a constant currency basis, license revenue increased in our EMEA and Asia Pacific regions and decreased in our North America and Latin America regions during the second quarter of fiscal 2018 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the second quarter of fiscal 2018, five customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to fiscal 2017 in which one customer placed a license order totaling $1.9 million and no other customers placed orders in excess of $0.3 million. The majority of our license revenue has come from additional users and from modules purchased by our existing customers. We anticipate that license revenue will decrease as more new customers subscribe to our cloud-based products and more existing customers elect to subscribe to QAD products in the cloud instead of purchasing licenses.

On a constant currency basis, license revenue was $12.0 million for the first six months of fiscal 2018, representing a $1.7 million, or 17%, increase from $10.3 million for the same period last year. The growth in license revenue was driven by the expansion of our existing perpetual customer base due to growth in our customers’ businesses. On a constant currency basis, license revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the first six months fiscal 2018 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first six months of fiscal 2018, six customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to the first six months of fiscal 2017 in which one customer placed a license order totaling $1.9 million and no other customers placed orders in excess of $0.3 million.

Maintenance and Other Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. On a constant currency basis, maintenance and other revenue was $32.0 million for the second quarter of fiscal 2018, representing a $1.2 million, or 4%, decrease from $33.2 million for the same period last year. The decrease in maintenance and other revenue period over period is primarily due to more conversions of existing customers’ perpetual licenses to a cloud subscription. When customers convert to the cloud, they generally cease using their perpetual licenses and therefore no longer require (or pay for) maintenance for those perpetual licenses. On a constant currency basis, maintenance and other revenue decreased in our North America, EMEA and Asia Pacific regions and increased in our Latin America region during the second quarter of fiscal 2018 when compared to the prior year. As our customers continue to adopt our cloud offerings we believe our maintenance revenue is likely to decline.  We continue to see renewal rates for customers that have not converted to the cloud consistent with our historical experience, however, conversions from on-premise to cloud will result in future decreases in maintenance revenue.

On a constant currency basis, maintenance and other revenue was $63.9 million for the first six months of fiscal 2018, representing a $1.6 million, or 2%, decrease from $65.5 million for the same period last year. The decrease in maintenance and other revenue period over period is primarily due to conversions to the cloud. On a constant currency basis, maintenance and other revenue decreased in our North America, EMEA and Asia Pacific regions and increased in our Latin America region during the first six months of fiscal 2018 when compared to the prior year.

The majority of our maintenance customers renew their annual support contracts. Over the last three years, our annual retention rate of customers subscribing to maintenance has been greater than 90%. We track our maintenance retention rate by calculating the annualized revenue of customer sites with contracts up for renewal during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Conversions to the cloud are not considered cancellations for purposes of the maintenance retention rate calculation.

Professional Services Revenue. Our professional services business includes technical and application consulting and training, implementations, migrations and upgrades related to our solutions. On a constant currency basis, professional services revenue was $19.8 million for the second quarter of fiscal 2018, representing a $2.1 million, or 12%, increase from $17.7 million for the same period last year. On a constant currency basis, professional services revenue increased in our North America, EMEA and Latin America regions and remained relatively flat in our Asia Pacific region during the second quarter of fiscal 2018 when compared to the prior year. The increase in professional services revenue period over period can be attributed to a higher number of engagements and a higher amount of professional services revenue per customer. In order to support the increase in professional services revenue, we are adding capacity through additional employees and partners in fiscal 2018.

On a constant currency basis, professional services revenue was $38.7 million for the first six months of fiscal 2018, representing a $4.3 million, or 12%, increase from $34.4 million for the same period last year. On a constant currency basis, professional services revenue increased in our North America, Latin America and Asia Pacific regions and decreased in our EMEA region during the first six months of fiscal 2018 when compared to the prior year. The increase in professional services revenue period over period can be attributed to a higher amount of professional services revenue per customer.

 Total Cost of Revenue

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$7,428	$6,740	$(687)	$(1)	$(688)	-10%
Cost of license	828	765	(63)	-	(63)	-8%
Cost of maintenance and other	7,840	7,742	(71)	(27)	(98)	-1%
Cost of professional services	20,598	17,557	(3,048)	7	(3,041)	-17%
Total cost of revenue	$36,694	$32,804	$(3,869)	$(21)	$(3,890)	-12%
Percentage of revenue	48%	47%

	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$15,148	$12,940	$(2,229)	$21	$(2,208)	-17%
Cost of license	1,513	1,490	(23)	-	(23)	-2%
Cost of maintenance and other	15,534	15,511	(23)	-	(23)	0%
Cost of professional services	39,365	35,001	(4,702)	338	(4,364)	-12%
Total cost of revenue	$71,560	$64,942	$(6,977)	$359	$(6,618)	-10%
Percentage of revenue	49%	48%

Total cost of revenue consists of cost of subscription, cost of license, cost of maintenance and other and cost of professional services. Cost of subscription includes salaries, benefits and bonuses of our cloud operations group located in the U.S. and India; stock-based compensation for those employees; third-party contractor expense; hosting and hardware costs; royalties; professional fees; travel; and an allocation of information technology and facilities costs. Cost of license includes license royalties, amortization of capitalized software costs and fulfillment. Cost of maintenance and other includes salaries, benefits and bonuses of our support group, stock-based compensation for those employees, travel expense, professional fees, fulfillment and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits and bonuses, costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $36.7 million and $32.8 million for the second quarter of fiscal 2018 and 2017, respectively, and as a percentage of total revenue was 48% and 47% for the second quarter of fiscal 2018 and 2017, respectively. The non-currency related increase in cost of revenue of $3.9 million, or 12%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily due to higher professional services personnel and third-party contractor costs associated with increased services revenue and higher hosting and personnel costs associated with the growth of our cloud business.

On a constant currency basis, total cost of revenue was $71.6 million and $64.6 million for the first six months of fiscal 2018 and 2017, respectively, and as a percentage of total revenue was 49% and 48% for the first six months of fiscal 2018 and 2017, respectively. The non-currency related increase in cost of revenue of $7.0 million, or 11%, in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to higher professional services personnel and third-party contractor costs associated with increased services revenue and higher hosting and personnel costs associated with the growth of our cloud business.

Cost of Subscription. On a constant currency basis, cost of subscription was $7.4 million for the second quarter of fiscal 2018, representing a $0.7 million, or 10%, increase from $6.7 million for the same period last year. The non-currency related increase in cost of subscription of $0.7 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily due to higher hosting costs of $0.6 million and higher salaries and related costs of $0.3 million, as a result of additional headcount of 24 people. Cost of subscription as a percentage of subscription revenue was 43% and 55% in the second quarter of fiscal 2018 and 2017, respectively, resulting from operational efficiencies generated by a higher volume of users. We expect to continue to improve our subscription margins over time, but we also anticipate quarterly fluctuations in our subscription margins as we make investments to support future growth.

On a constant currency basis, cost of subscription was $15.1 million for the first six months of fiscal 2018, representing a $2.2 million, or 17%, increase from $12.9 million for the same period last year. The non-currency related increase in cost of subscription of $2.2 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to higher hosting costs of $1.5 million and higher salaries and related costs of $0.8 million, as a result of additional headcount of 24 people. Cost of subscription as a percentage of subscription revenue was 46% and 54% in the first six months of fiscal 2018 and 2017, respectively. We expect to continue to improve our subscription margins over time, but we also anticipate quarterly fluctuations in our subscription margins as we make investments to support future growth.

Cost of License. On a constant currency basis, cost of license was $0.8 million for the second quarter of both fiscal 2018 and 2017. Cost of license as a percentage of license revenue was 12% in each of the second quarters of fiscal 2018 and 2017.

On a constant currency basis, cost of license was $1.5 million for the first six months of both fiscal 2018 and 2017. Cost of license as a percentage of license revenue was 13% and 14% for the first six months of fiscal 2018 and 2017, respectively.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $7.8 million for the second quarter of both fiscal 2018 and 2017. Cost of maintenance and other as a percentage of maintenance and other revenue was 25% and 23% in the second quarter of fiscal 2018 and 2017, respectively.

On a constant currency basis, cost of maintenance and other was $15.5 million for the first six months of both fiscal 2018 and 2017. Cost of maintenance and other as a percentage of maintenance and other revenue was 24% and 23% in the first six months of fiscal 2018 and 2017, respectively.

Cost of Professional Services. On a constant currency basis, cost of professional services was $20.6 million for the second quarter of fiscal 2018, representing a $3.0 million, or 17%, increase from $17.6 million for the same period last year. The non-currency related increase in cost of professional services of $3.0 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily due to higher salaries and related costs of $1.0 million, as a result of additional headcount of 60 people, higher third-party contractor costs of $0.9 million, higher travel expense of $0.4 million and higher bonuses of $0.2 million. Cost of professional services as a percentage of professional services revenues was 104% and 99% for the second quarter of fiscal 2018 and 2017, respectively. Our professional services margins have been negatively impacted by headcount additions and increased use of third-party contractors to fulfill the higher services activity. Since new hires are not immediately billable, our professional services margins are expected to improve as those resources become fully utilized, which we anticipate to occur gradually over the remainder of fiscal 2018.

On a constant currency basis, cost of professional services was $39.4 million for the first six months of fiscal 2018, representing a $4.7 million, or 14%, increase from $34.7 million for the same period last year. The non-currency related increase in cost of professional services of $4.7 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to higher salaries and related costs of $1.6 million, as a result of additional headcount of 60 people, higher third-party contractor costs of $1.2 million, higher bonuses of $0.7 million, higher travel expense of $0.4 million and higher recruitment fees of $0.2 million. Cost of professional services as a percentage of professional services revenues was 102% and 100% for the first six months of fiscal 2018 and 2017, respectively. Our professional services margins have been negatively impacted by headcount additions and increased use of third-party contractors to fulfill the higher services activity. Since new hires are not immediately billable, our professional services margins are expected to improve as those resources become fully utilized, which we anticipate to occur gradually over the remainder of fiscal 2018.

Sales and Marketing

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$17,697	$17,294	$(513)	$110	$(403)	-2%
Percentage of revenue	24%	25%

	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$35,284	$34,232	$(1,493)	$441	$(1,052)	-3%
Percentage of revenue	24%	25%

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

On a constant currency basis, sales and marketing expense was $17.7 million for the second quarter of fiscal 2018, representing a $0.5 million, or 3%, increase from $17.2 million for the same period last year. The non-currency related increase in sales and marketing expense of $0.5 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily due to higher salaries and related costs of $0.3 million and higher travel expense of $0.3 million partially offset by lower marketing expense of $0.3 million related to a one-time marketing payment to a distributor in the prior year.

On a constant currency basis, sales and marketing expense was $35.3 million for the first six months of fiscal 2018, representing a $1.5 million, or 4%, increase from $33.8 million for the same period last year. The non-currency related increase in sales and marketing expense of $1.5 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to higher commissions of $0.5 million, higher bonuses of $0.5 million, higher salaries and related costs of $0.2 million, higher recruiting fees of $0.2 million and higher travel expense of $0.2 million partially offset by lower marketing expense of $0.4 million related to a one-time marketing payment to a distributor in the prior year.

Research and Development

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$11,689	$11,069	$(629)	$9	$(620)	-6%
Percentage of revenue	15%	16%

	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$23,221	$22,212	$(1,151)	$142	$(1,009)	-5%
Percentage of revenue	16%	17%

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

On a constant currency basis, research and development expense was $11.7 million for the second quarter of fiscal 2018, representing a $0.6 million, or 5%, increase from $11.1 million for the same period last year. The non-currency related increase in research and development expense of $0.6 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily due to higher salaries and related costs of $0.6 million, as a result of additional headcount of 26 people as we invest in our Channel Islands initiative.

On a constant currency basis, research and development expense was $23.2 million for the first six months of fiscal 2018, representing a $1.1 million, or 5%, increase from $22.1 million for the same period last year. The non-currency related increase in research and development expense of $1.1 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to higher salaries and related costs of $0.9 million, as a result of additional headcount of 26 people and higher bonuses of $0.5 million.

General and Administrative

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$9,224	$8,483	$(763)	$22	$(741)	-9%
Percentage of revenue	12%	12%

	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$17,817	$16,489	$(1,473)	$145	$(1,328)	-8%
Percentage of revenue	12%	12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $9.2 million for the second quarter of fiscal 2018, representing a $0.7 million, or 8%, increase from $8.5 million for the same period last year. The non-currency related increase in general and administrative expense of $0.7 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily due to higher stock compensation expense of $0.3 million and higher professional fees of $0.2 million.

On a constant currency basis, general and administrative expense was $17.8 million for the first six months of fiscal 2018, representing a $1.5 million, or 9%, increase from $16.3 million for the same period last year. The non-currency related increase in general and administrative expense of $1.5 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to higher bonuses of $0.5 million, higher professional fees of $0.4 million and higher stock compensation expense of $0.3 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.1 million and $0.2 million in the second quarter of fiscal 2018 and 2017, respectively, and $0.3 million for the first six months of both fiscal 2018 and 2017. Amortization expense for all periods was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	July 31, 2017	$	%	July 31, 2016
(in thousands)
Other (income) expense
Interest income	$(493)	$(334)	-210%	$(159)
Interest expense	157	(4)	-2%	161
Other expense, net	1,208	1,641	379%	(433)
Total other (income) expense, net	$872	$1,303	302%	$(431)
Percentage of revenue	1%			-1%

	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2017	$	%	July 31, 2016
(in thousands)
Other (income) expense
Interest income	$(661)	$(330)	-100%	$(331)
Interest expense	313	(22)	-7%	335
Other expense, net	1,812	1,375	315%	437
Total other (income) expense, net	$1,464	$1,023	232%	$441
Percentage of revenue	1%			1%

Net other (income) expense was $0.9 million and $(0.4) million for the second quarter of fiscal 2018 and fiscal 2017, respectively. The change in net other (income) expense was primarily related to higher foreign exchange losses of $1.7 million partially offset by an increase in interest income of $0.3 million and the favorable change in the fair market value of the interest rate swap associated with the mortgage on our headquarters of $0.2 million. The foreign exchange losses are related to the depreciation of the U.S. dollar against many other currencies, most notably the euro. The U.S. dollar weakened by an average of 7.5% against the euro during the second quarter of fiscal 2018.

Net other expense was $1.5 million and $0.4 million for the first six months of fiscal 2018 and fiscal 2017, respectively. The change in net other expense was primarily related to higher foreign exchange losses of $1.5 million partially offset by an increase in interest income of $0.3 million and the favorable change in the fair market value of the interest rate swap associated with the mortgage on our headquarters of $0.2 million. The foreign exchange losses are related to the depreciation of the U.S. dollar against many other currencies, most notably the euro. The U.S. dollar weakened by an average of 9.0% against the euro during the first six months of fiscal 2018.

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

Income Tax Expense

	Three Months Ended	Increase Compared to Prior Period		Three Months Ended
	July 31, 2017	$	%	July 31, 2016
(in thousands)
Income tax expense (benefit)	$832	$1,407	245%	$(575)
Percentage of revenue	1%			-1%
Effective tax rate	-253%			-146%

	Six Months Ended	Increase Compared to Prior Period		Six Months Ended
	July 31, 2017	$	%	July 31, 2016
(in thousands)
Income tax expense (benefit)	$1,452	$3,100	188%	$(1,648)
Percentage of revenue	1%			-1%
Effective tax rate	-64%			47%

In determining the provision for income taxes for the second quarter of fiscal 2018, we calculated income tax expense based on actual quarterly results, adjusted for discrete items recorded during the period. Due to the near breakeven forecast for fiscal 2018, actual quarterly results provided a more reliable estimate of quarterly tax expense. In determining the provision for income taxes for the second quarter of fiscal 2017, we calculated income tax expense based on the estimated annual tax rate for the year, adjusted for discrete items recorded during the period.

We recorded income tax expense (benefit) of $0.8 million and $(0.6) million in the second quarter of fiscal 2018 and 2017, respectively. Our effective tax rate was (253%) for the second quarter of fiscal 2018 compared to (146%) for the same period in the prior year. The difference in the effective tax rate is primarily due to the difference in calculation methodology (actual vs. estimated) and the valuation allowance recorded against additional U.S. deferred tax assets generated during the second quarter of fiscal 2018.

We recorded income tax expense (benefit) of $1.5 million and $(1.6) million for the first six months of fiscal 2018 and 2017, respectively. Our effective tax rate was (64%) for the first six months of fiscal 2018 and 47% for the same period in the prior year. The difference in the effective tax rate is primarily due to the difference in calculation methodology (actual vs. estimated) and the valuation allowance recorded against additional U.S. deferred tax assets generated during the first six months of fiscal 2018.

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

●	Cash taxes - Defined as GAAP total tax expense excluding changes in reserves for unrecognized tax benefits.

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

Amortization of purchased intangible assets: We amortize purchased intangible assets in connection with our acquisitions. We have excluded the effect of amortization of purchased intangible assets, which include purchased technology, customer relationships, trade names and other intangible assets, from our non-GAAP pre-tax income calculation, because doing so makes internal comparisons to our historical operating results more consistent. In addition, we believe excluding amortization of purchased intangible assets provides a more useful comparison of our operating results to the operating results of our peers.

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

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
(in thousands)
Total revenue	$75,958	$69,778	$147,340	$135,175
Net (loss) income	(1,161)	968	(3,732)	(1,824)
Add back:
Net interest expense	(336)	2	(348)	4
Depreciation	1,139	1,092	2,243	2,136
Amortization	307	432	723	862
Income taxes	832	(575)	1,452	(1,648)
EBITDA	$781	$1,919	$338	$(470)
Add back:
Stock-based compensation expense	2,592	2,093	4,360	3,701
Change in fair value of interest rate swap	16	181	3	212
Adjusted EBITDA	$3,389	$4,193	$4,701	$3,443
Adjusted EBITDA margin	4%	6%	3%	3%

Non-GAAP pre-tax income reconciliation
(Loss) income before income taxes	$(329)	$393	$(2,280)	$(3,472)
Add back
Stock-based compensation expense	2,592	2,093	4,360	3,701
Amortization of purchased intangible assets	225	345	567	690
Change in fair value of interest rate swap	16	181	3	212
Non-GAAP income before income taxes	$2,504	$3,012	$2,650	$1,131

Cash taxes	$849	$525	$1,497	$1,165

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

At July 31, 2017, our principal sources of liquidity were cash and equivalents totaling $149.2 million and net accounts receivable of $42.4 million. At July 31, 2017, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2017.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of July 31, 2017, the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was 67% as of both July 31, 2017 and January 31, 2017. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of cash flow such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

The following table summarizes our cash flows for the six months ended July 31, 2017 and 2016:

	Six Months Ended July 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$7,638	$2,020
Net cash used in investing activities	(2,051)	(1,744)
Net cash used in financing activities	(5,678)	(4,459)
Effect of foreign exchange rates on cash and equivalents	4,211	1,160
Net increase (decrease) in cash and equivalents	$4,120	$(3,023)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $7.6 million and $2.0 million for the first six months of fiscal 2018 and 2017, respectively. The increase in cash flows from operating activities was due primarily to the positive cash flow effect of changes in accounts receivable and other assets of $11.5 million partially offset by the negative cash flow effect of changes in deferred revenue of $(5.0) million and an increase in net loss of $(1.9) million.

Net cash used in investing activities consisted primarily of capital expenditures of $1.6 million and $1.7 million for the first six months of fiscal 2018 and 2017, respectively. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. In the first six months of fiscal 2018 and 2017 we paid withholding taxes of $2.8 million and $1.6 million, respectively, on vested restricted stock units and exercised stock appreciation rights. In the first six months of fiscal 2018 and 2017 we made dividend payments of $2.7 million and $2.6 million, respectively. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends and the structure of potential future dividend payments.

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

DSO under the countback method was 51 days and 54 days as of July 31, 2017 and 2016, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 50 days and 59 days at July 31, 2017 and 2016, respectively. The reduction in DSO was due to higher collections in excess of billings. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of July 31, 2017 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2017 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017. During the quarter and six months ended July 31, 2017 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Notes Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, our wholly owned limited liability company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 1.23% at July 31, 2017. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2017 was $14.0 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2017 and the first six months of fiscal 2018 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of July 31, 2017.

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

For the six months ended July 31, 2017 and 2016, approximately 50% and 55%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 40% for each of the six months ended July 31, 2017 and 2016. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 177%.

For the six months ended July 31, 2017 and 2016, foreign currency transaction and remeasurement losses totaled $1.9 million and $0.4 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.4 million.

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

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the July 31, 2017 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.

(Registrant)

Date: September 8, 2017	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)