Form 10-Q
period 2017-10-31
QAD INC
filed 2017-12-08
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

   (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of November 30, 2017, there were 16,028,335 shares of the Registrant’s Class A common stock outstanding and 3,217,111 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	October 31, 2017	January 31, 2017
Assets
Current assets:
Cash and equivalents	$140,027	$145,082
Accounts receivable, net of allowances of $1,793 and $2,205 at October 31, 2017 and January 31, 2017, respectively	50,753	69,441
Other current assets	13,641	15,351
Total current assets	204,421	229,874
Property and equipment, net	30,293	30,872
Capitalized software costs, net	956	732
Goodwill	10,820	10,558
Deferred tax assets, net	7,159	6,166
Other assets, net	1,938	2,688
Total assets	$255,587	$280,890

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$461	$446
Accounts payable	10,647	11,316
Deferred revenue	83,117	104,125
Other current liabilities	33,889	33,636
Total current liabilities	128,114	149,523
Long-term debt	13,427	13,767
Other liabilities	4,817	4,914
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,215 shares at both October 31, 2017 and January 31, 2017	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both October 31, 2017 and January 31, 2017	4	4
Additional paid-in capital	198,391	197,594
Treasury stock, at cost (899,115 shares and 1,125,552 shares at October 31, 2017 and January 31, 2017, respectively)	(12,539)	(15,170)
Accumulated deficit	(69,041)	(61,127)
Accumulated other comprehensive loss	(7,602)	(8,631)
Total stockholders’ equity	109,229	112,686
Total liabilities and stockholders’ equity	$255,587	$280,890

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenue:
Subscription	$17,190	$13,678	$49,953	$37,487
License	6,628	4,323	18,636	14,686
Maintenance and other	32,407	32,552	96,284	98,654
Professional services	20,700	18,981	59,392	53,882
Total revenue	76,925	69,534	224,265	204,709

Costs of revenue:
Subscription	7,605	7,145	22,753	20,085
License	690	582	2,203	2,072
Maintenance and other	7,840	7,480	23,374	22,991
Professional services	21,911	17,850	61,276	52,851
Total cost of revenue	38,046	33,057	109,606	97,999

Gross profit	38,879	36,477	114,659	106,710

Operating expenses:
Sales and marketing	17,697	15,312	52,981	49,544
Research and development	12,111	10,807	35,332	33,019
General and administrative	8,556	7,934	26,373	24,423
Amortization of intangibles from acquisitions	85	165	359	496
Total operating expenses	38,449	34,218	115,045	107,482

Operating income (loss)	430	2,259	(386)	(772)

Other (income) expense:
Interest income	(440)	(184)	(1,101)	(515)
Interest expense	195	168	508	503
Other (income) expense, net	(413)	(413)	1,399	24
Total other (income) expense	(658)	(429)	806	12

Income (loss) before income taxes	1,088	2,688	(1,192)	(784)
Income tax expense (benefit)	1,249	1,155	2,701	(493)

Net (loss) income	$(161)	$1,533	$(3,893)	$(291)

Basic net (loss) income per share
Class A	$(0.01)	$0.08	$(0.21)	$(0.02)
Class B	$(0.01)	$0.07	$(0.17)	$(0.01)
Diluted net (loss) income per share
Class A	$(0.01)	$0.08	$(0.21)	$(0.02)
Class B	$(0.01)	$0.07	$(0.17)	$(0.01)

Net (loss) income	$(161)	$1,533	$(3,893)	$(291)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(743)	(20)	1,029	341
Total comprehensive (loss) income	$(904)	$1,513	$(2,864)	$50

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,893)	$(291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,401	4,530
Loss on disposal of equipment	52	10
Provision for doubtful accounts and sales adjustments	675	157
Stock compensation expense	6,671	5,521
Change in fair value of derivative instrument	(103)	(31)
Changes in assets and liabilities:
Accounts receivable	19,085	26,494
Other assets	1,640	(1,692)
Accounts payable	(981)	(3,098)
Deferred revenue	(23,839)	(23,743)
Other liabilities	(864)	(2,386)
Net cash provided by operating activities	2,844	5,471
Cash flows from investing activities:
Purchase of property and equipment	(2,587)	(2,166)
Capitalized software costs	(809)	(109)
Net cash used in investing activities	(3,396)	(2,275)
Cash flows from financing activities:
Repayments of debt	(333)	(326)
Tax payments related to stock awards	(3,243)	(1,726)
Cash dividends paid	(4,021)	(3,970)
Net cash used in financing activities	(7,597)	(6,022)

Effect of exchange rates on cash and equivalents	3,094	784

Net decrease in cash and equivalents	(5,055)	(2,042)

Cash and equivalents at beginning of period	145,082	137,731

Cash and equivalents at end of period	$140,027	$135,689

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. The results of operations for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for the year ending January 31, 2018.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2017, that are of significance, or potential significance, to the Company.

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

The Company anticipates this standard will have a material impact on its consolidated financial statements. Due to the complexity of some contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances. The Company has assigned internal resources and has hired third party consultants to assist in the evaluation of that impact. While the assessment of all potential revenue impacts of the standard is on-going, the Company currently believes the most significant revenue impact relates to accounting for software license revenue. The requirement to have vendor specific objective evidence (“VSOE”) for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. In addition, removal of current limitations on contingent revenue may result in revenue being recognized earlier for some contracts. The Company does not expect a material revenue impact related to subscription, maintenance and professional services and is still in the process of evaluating the impact of the new standard on these arrangements.

The Company is evaluating the impact of the standard on recognition of costs related to obtaining customer contracts, primarily with respect to sales commissions, sales bonuses and sales agent fees. The Company is anticipating it will record a material adjustment related to the accounting of costs to fulfill a contract because the commission and sales bonuses accounting under the new standard is significantly different than the Company's current policy of expensing commissions and sales bonuses upfront. The new standard will require the Company to defer direct and incremental commission costs to obtain new subscription and maintenance contracts and amortize those costs over the expected period of benefit. We are still evaluating the period of benefit but expect it to be approximately five years.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 will be effective for the Company's fiscal year beginning February 1, 2018. The standard requires application on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. The amendment will be effective for the Company’s fiscal year beginning February 1, 2018. Early adoption is permitted. The new guidance is required to be applied on a prospective basis. The effect of adoption of ASU 2017-01 will depend upon the nature of the Company's future acquisitions, if any.

2.   COMPUTATION OF NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income	$(161)	$1,533	$(3,893)	$(291)
Less: Dividends declared	(1,345)	(1,328)	(4,021)	(3,970)
Undistributed net (loss) income	$(1,506)	$205	$(7,914)	$(4,261)

Net (loss) income per share – Class A Common Stock
Dividends declared	$1,152	$1,136	$3,442	$3,393
Allocation of undistributed net (loss) income	(1,291)	175	(6,774)	(3,638)
Net (loss) income attributable to Class A common stock	$(139)	$1,311	$(3,332)	$(245)

Weighted average shares of Class A common stock outstanding— basic	16,011	15,773	15,913	15,687
Weighted average potential shares of Class A common stock	—	829	—	—
Weighted average shares of Class A common stock and potential common shares outstanding— diluted	16,011	16,602	15,913	15,687

Basic net (loss) income per Class A common share	$(0.01)	$0.08	$(0.21)	$(0.02)
Diluted net (loss) income per Class A common share	$(0.01)	$0.08	$(0.21)	$(0.02)

Net (loss) income per share – Class B Common Stock
Dividends declared	$193	$192	$579	$577
Allocation of undistributed net (loss) income	(215)	30	(1,140)	(623)
Net (loss) income attributable to Class B common stock	$(22)	$222	$(561)	$(46)

Weighted average shares of Class B common stock outstanding— basic	3,214	3,206	3,212	3,205
Weighted average potential shares of Class B common stock	—	95	—	—
Weighted average shares of Class B common stock and potential common shares outstanding— diluted	3,214	3,301	3,212	3,205

Basic net (loss) income per Class B common share	$(0.01)	$0.07	$(0.17)	$(0.01)
Diluted net (loss) income per Class B common share	$(0.01)	$0.07	$(0.17)	$(0.01)

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Class A	3,366	1,135	3,209	2,961
Class B	378	180	384	373

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

The following table sets forth the financial assets and liabilities, measured at fair value, as of October 31, 2017 and January 31, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of October 31, 2017 (a)	$114,859
Money market mutual funds as of January 31, 2017 (a)	$116,043
Liability related to the interest rate swap as of October 31, 2017 (b)		$(87)
Liability related to the interest rate swap as of January 31, 2017 (b)		$(190)

___________________________

(a) Money market mutual funds are recorded at fair value based upon quoted market prices.

(b) The liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $25 million and $29 million as of October 31, 2017 and January 31, 2017, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the nine months ended October 31, 2017.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 6 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as a liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at October 31, 2017 and January 31, 2017 were as follows (in thousands):

	(Liability) Derivative
		Fair Value
	Balance Sheet Location	October 31, 2017	January 31, 2017
Derivative instrument:
Interest rate swap	Other liabilities	$(87)	$(190)
Total		$(87)	$(190)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended October 31, 2017 and 2016 was $103,000 and $31,000, respectively.

4. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2017 and January 31, 2017 were as follows:

	October 31, 2017	January 31, 2017
	(in thousands)
Capitalized software costs:
Acquired software technology	$1,466	$3,458
Capitalized software development costs	1,324	748
	2,790	4,206
Less accumulated amortization	(1,834)	(3,474)
Capitalized software costs, net	$956	$732

Acquired software technology costs relate to technology purchased as a result of the Company’s fiscal 2013 acquisitions of DynaSys and CEBOS. In addition to the acquired software technology, the Company has capitalized costs related to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first nine months of fiscal 2018, approximately $2.2 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.6 million and $0.7 million for the nine months ended October 31, 2017 and 2016 respectively. Amortization of capitalized software costs is included in “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of October 31, 2017:

Fiscal Years	(in thousands)
2018 remaining	$190
2019	347
2020	294
2021	125
$956

5.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2017	$26,166	$(15,608)	$10,558
Impact of foreign currency translation	262	-	262
Balance at October 31, 2017	$26,428	$(15,608)	$10,820

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2017. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2016. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2017. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2017 that would cause the Company to test goodwill for impairment.

Intangible Assets

	October 31, 2017	January 31, 2017
	(in thousands)
Amortizable intangible assets
Customer relationships (1)	$1,500	$2,721
Trade name	183	515
	1,683	3,236
Less: accumulated amortization	(1,627)	(2,821)
Net amortizable intangible assets	$56	$415

______________________

(1)	Customer relationships include the impact of foreign currency translation.

The Company’s intangible assets are related to the DynaSys and CEBOS acquisitions completed in fiscal 2013. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets. As of October 31, 2017, all of the Company’s intangible assets were determined to have finite useful lives, and therefore were subject to amortization. It is the Company’s policy to write off amortizable intangible assets once fully amortized. Accordingly, during the first nine months of fiscal 2018, the Company wrote off approximately $1.6 million of cost and accumulated amortization related to the DynaSys acquisition which became fully amortized during the period.

Amortization of intangible assets was $0.4 million and $0.5 million for the nine months ended October 31 2017 and 2016, respectively. The remaining value of $56,000 will be fully amortized during fiscal 2018.

6.   DEBT

	October 31, 2017	January 31, 2017
	(in thousands)
Note payable	$13,936	$14,269
Less current maturities	(461)	(446)
Less loan origination costs, net	(48)	(56)
Long-term debt	$13,427	$13,767

Note Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, wholly owned by the Company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 1.24% at October 31, 2017. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2017 was $13.9 million.

 7.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2017	$(8,631)
Other comprehensive income before reclassifications	1,029
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	1,029
Balance as of October 31, 2017	$(7,602)

During the first nine months of fiscal 2018 there were no reclassifications from accumulated other comprehensive loss.

8.  INCOME TAXES

In determining the provision for income taxes for the third quarter of fiscal 2018, the Company calculated income tax expense based on actual quarterly results, adjusted for discrete items recorded during the period. Due to the near breakeven forecast for fiscal 2018, actual quarterly results provided a more reliable estimate of quarterly tax expense. In determining the provision for income taxes for the third quarter of fiscal 2017, the Company calculated income tax expense based on the estimated annual tax rate for the year, adjusted for discrete items recorded during the period.

The Company recorded income tax expense of $1.2 million in the third quarter of both fiscal 2018 and 2017. The Company’s effective tax rate increased to 115% during the third quarter of fiscal 2018 compared to 43% for the same period in the prior year. The difference in the effective tax rate is primarily due to the difference in calculation methodology (actual vs. estimated) and the valuation allowance recorded against additional U.S. deferred tax assets generated during the third quarter of fiscal 2018.

The Company recorded income tax expense (benefit) of $2.7 million and $(0.5) million for the first nine months of fiscal 2018 and 2017, respectively. The Company’s effective tax rate was (227%) for the first nine months of fiscal 2018 and 63% for the same period in the prior year. The difference in the effective tax rate is primarily due to the difference in calculation methodology (actual vs. estimated) and the valuation allowance recorded against additional U.S. deferred tax assets generated during the first nine months of fiscal 2018.

The gross amount of unrecognized tax benefits was $1.7 million at October 31, 2017, including interest and penalties. The unrecognized tax benefits were reduced by $0.9 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2017, the Company has accrued approximately $0.2 million of interest and penalty expense related to unrecognized tax benefits.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2014
●	Iowa for fiscal year ended January 31, 2014
●	Kentucky for fiscal year ended January 31, 2016
●	Netherlands for fiscal year ended January 31, 2016

During fiscal 2018, the Company closed the following audits with a small or no adjustment:

●	India for fiscal years ended March 31, 1998, 1999 and 2015
●	China for calendar years ended December 31, 2015 and 2016

9.  STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first nine months of fiscal 2018:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount
9/12/2017	9/26/2017	10/3/2017	$0.072	$0.06	$1,346,000
6/13/2017	6/27/2017	7/6/2017	$0.072	$0.06	$1,344,000
4/11/2017	4/25/2017	5/2/2017	$0.072	$0.06	$1,331,000

10.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2017.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of subscription	$37	$32	$98	$81
Cost of maintenance and other revenue	107	80	279	219
Cost of professional services	309	232	803	618
Sales and marketing	421	306	1,106	904
Research and development	338	262	895	748
General and administrative	1,099	908	3,490	2,951
Total stock-based compensation expense	$2,311	$1,820	$6,671	$5,521

 RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the nine months ended October 31, 2017:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 31, 2017	623	$20.56
Granted	294	30.68
Released (1)	(245)	20.44
Forfeited	(10)	20.99
Outstanding at October 31, 2017	662	$25.07

_________________________

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2017, the Company withheld 2,000 shares for payment of these taxes at a value of $62,000. During the nine months ended October 31, 2017, the Company withheld 74,000 shares for payment of these taxes at a value of $2.4 million.

Total unrecognized compensation cost related to RSUs was approximately $14.2 million as of October 31, 2017. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

SAR Information

The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2017 and 2016 are shown in the following table:

	Nine Months Ended October 31,
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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the nine months ending on October 31, 2017.

The following table summarizes the activity for outstanding SARs for the nine months ended October 31, 2017:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2017	2,793	$15.51
Granted	380	31.65
Exercised	(127)	10.54
Expired	(10)	9.75
Forfeited	—	—
Outstanding at October 31, 2017	3,036	$17.75	4.2	$56,056
Vested and exercisable at October 31, 2017	2,085	$14.23	3.1	$45,683

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2017, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on October 31, 2017. The total intrinsic value of SARs exercised in the nine months ended October 31, 2017 was $2.7 million. The weighted average grant date fair value per share of SARs granted in the nine months ended October 31, 2017 and 2016 was $9.59 and $5.43, respectively. No SARs were granted in the three months ended October 31, 2017 and 2016.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended October 31, 2017, the Company withheld 12,000 shares for payment of these taxes at a value of $0.4 million. During the nine months ended October 31, 2017, the Company withheld 28,000 shares for payment of these taxes at a value of $0.9 million.

At October 31, 2017, there was approximately $6.4 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

11. DEFERRED REVENUES

Deferred revenues consisted of the following:

	October 31, 2017	January 31, 2017
	(in thousands)
Deferred maintenance	$52,705	$78,923
Deferred subscription	25,535	20,389
Deferred professional services	3,547	2,550
Deferred license	1,035	1,740
Deferred other revenue	295	523
Deferred revenues, current	83,117	104,125
Deferred revenues, non-current (in Other liabilities)	2,326	2,353
Total deferred revenues	$85,443	$106,478

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
North America (1)	$37,319	$33,413	$105,845	$95,747
EMEA	21,439	19,334	64,547	58,961
Asia Pacific	12,550	11,932	37,683	35,749
Latin America	5,617	4,855	16,190	14,252
	$76,925	$69,534	$224,265	$204,709

____________________________

(1)	Sales into Canada accounted for 2% of North America total revenue in each of the three and nine months ended October 31, 2017 and 2016.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first nine months of fiscal 2018, approximately 47% of our total revenue was generated in North America, 29% in EMEA, 17% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. Subscription, license and maintenance revenues are allocated to the region where the end user is located. Services revenue is assigned based on the region where the services are delivered. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At October 31, 2017, we employed approximately 1,850 employees worldwide, of which 650 employees were based in North America, 590 employees in EMEA, 510 employees in Asia Pacific and 100 employees in Latin America.

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

We are transitioning our business model from traditional perpetual licensing to cloud-based subscription. Recurring revenue, which we define as subscription revenue plus maintenance revenue, accounted for 65% and 66% of total revenue for the first nine months of fiscal 2018 and 2017, respectively. By reducing our customers’ up-front costs and providing more flexibility in how customers gain access to and pay for our products, we expect our cloud business model will be more attractive to our customers than perpetual licenses. We anticipate this will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time. During the first nine months of fiscal 2018 subscription revenue, representing 22% of our total revenue, grew 33% to $50.0 million from $37.5 million for the same period last year. Although we experience quarterly fluctuations, our trailing twelve month subscription revenue grew 34% to $64.6 million from $48.1 million in the prior period and we improved our trailing twelve month subscription margin to 54% from 47%. As a result of our increased cloud-based subscription revenue, we expect license revenue to decline as a percentage of total revenue, which will put adverse pressure on short-term profitability as we invest to support growth of our cloud business.

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

Revenue

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
Subscription fees	$17,190	$13,678	$3,365	$147	$3,512	26%
Percentage of total revenue	22%	20%
License fees	6,628	4,323	2,228	77	2,305	53%
Percentage of total revenue	9%	6%
Maintenance and other	32,407	32,552	(738)	593	(145)	0%
Percentage of total revenue	42%	47%
Professional services	20,700	18,981	1,387	332	1,719	9%
Percentage of total revenue	27%	27%
Total revenue	$76,925	$69,534	$6,242	$1,149	$7,391	11%

	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
Subscription fees	$49,953	$37,487	$12,486	$(20)	$12,466	33%
Percentage of total revenue	22%	18%
License fees	18,636	14,686	3,907	43	3,950	27%
Percentage of total revenue	8%	7%
Maintenance and other	96,284	98,654	(2,356)	(14)	(2,370)	-2%
Percentage of total revenue	43%	48%
Professional services	59,392	53,882	5,651	(141)	5,510	10%
Percentage of total revenue	27%	27%
Total revenue	$224,265	$204,709	$19,688	$(132)	$19,556	10%

Total Revenue. On a constant currency basis, total revenue was $76.9 million for the third quarter of fiscal 2018, representing a $6.2 million, or 9%, increase from $70.7 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the third quarter of fiscal 2018 included an increase in subscription revenue, license fees and professional services revenue partially offset by a decrease in maintenance and other revenue. Revenue outside the North America region as a percentage of total revenue was 51% and 52% for the third quarter of fiscal 2018 and 2017, respectively. On a constant currency basis, total revenue increased across all regions during the third quarter of fiscal 2018 when compared to the same period last year.

On a constant currency basis, total revenue was $224.3 million for the first nine months of fiscal 2018, representing a $19.7 million, or 10%, increase from $204.6 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the first nine months of fiscal 2018 included an increase in subscription revenue, license fees and professional services revenue partially offset by a decrease in maintenance and other revenue. Revenue outside the North America region as a percentage of total revenue was 53% for the first nine months of both fiscal 2018 and 2017. On a constant currency basis, total revenue increased across all regions during the first nine months of fiscal 2018 when compared to the same period last year.

Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for fiscal 2018 and 2017:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Automotive	38%	35%	38%	34%
Consumer products and food and beverage	15%	17%	15%	18%
High technology and industrial products	33%	33%	32%	33%
Life sciences	14%	15%	15%	15%
Total revenue	100%	100%	100%	100%

Subscription Revenue. Subscription revenue consists of recurring fees from customers to access our products via the cloud and other subscription offerings. Subscription revenue is billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. On a constant currency basis, subscription revenue was $17.2 million for the third quarter of fiscal 2018, representing a $3.4 million, or 25%, increase from $13.8 million for the same period last year. On a constant currency basis, subscription revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the third quarter of fiscal 2018 when compared to the prior year. The increase in subscription revenue was primarily due to sales of QAD Enterprise Applications in the cloud, which represented over 85% of total subscription revenue in each of the third quarters of fiscal 2018 and 2017. Cloud revenue consists of new customer sites; existing Enterprise Applications users converting from on-premise; and additional users and modules purchased by our existing cloud customers. Approximately half of our cloud deals come from existing customers converting Enterprise Applications users to cloud users and the other half comes from new customers and new modules. Our cloud customer retention rate is in excess of 90%. We track our cloud retention rate by calculating the annualized revenue of customer sites with contracts up for renewal during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate.

On a constant currency basis, subscription revenue was $50.0 million for the first nine months of fiscal 2018, representing a $12.5 million, or 33%, increase from $37.5 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first nine months of fiscal 2018 when compared to the same period last year. The increase in subscription revenue was primarily due to sales of QAD Enterprise Applications in the cloud, which represented over 85% of total subscription revenue in each of the first nine months of fiscal 2018 and 2017.

The following table presents cloud revenue by region for fiscal 2018 and 2017:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
North America	54%	58%	56%	60%
EMEA	24%	18%	23%	16%
Asia Pacific	14%	16%	14%	16%
Latin America	8%	8%	7%	8%
Total cloud revenue	100%	100%	100%	100%

The following table presents cloud revenue by industry for fiscal 2018 and 2017:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Automotive	36%	39%	36%	39%
Consumer products and food and beverage	13%	16%	13%	16%
High technology and industrial products	24%	18%	24%	18%
Life sciences	27%	27%	27%	27%
Total cloud revenue	100%	100%	100%	100%

We expect the growth rate of subscription revenue in the future to be primarily attributable to growth in sales of our QAD Enterprise Applications in the cloud. Growing our cloud solution and offering our products as SaaS continues to be a key strategic initiative for us.

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. On a constant currency basis, license revenue was $6.6 million for the third quarter of fiscal 2018, representing a $2.2 million, or 50%, increase from $4.4 million for the same period last year. On a constant currency basis, license revenue increased in our North America and Asia Pacific regions and decreased in our EMEA and Latin America regions during the third quarter of fiscal 2018 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the third quarter of fiscal 2018, five customers placed license orders totaling more than $0.3 million and two orders exceeded $1.0 million. This compared to fiscal 2017 in which three customers placed license orders in excess of $0.3 million and none exceeded $1.0 million. The majority of our license revenue has come from additional users and module purchases from our existing customers. We anticipate that license revenue will decrease as more new customers subscribe to our cloud-based products and more existing customers elect to subscribe to QAD products in the cloud instead of purchasing licenses.

On a constant currency basis, license revenue was $18.6 million for the first nine months of fiscal 2018, representing a $3.9 million, or 27%, increase from $14.7 million for the same period last year. On a constant currency basis, license revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the first nine months of fiscal 2018 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first nine months of fiscal 2018, eleven customers placed license orders totaling more than $0.3 million and two orders exceeded $1.0 million. This compared to fiscal 2017 in which four customers placed license orders totaling more than $0.3 million and one order exceeded $1.0 million.

Maintenance and Other Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. On a constant currency basis, maintenance and other revenue was $32.4 million for the third quarter of fiscal 2018, representing a $0.7 million, or 2%, decrease from $33.1 million for the same period last year. The decrease in maintenance and other revenue period over period is primarily due to more conversions of existing customers’ perpetual licenses to a cloud subscription. When customers convert to the cloud, they generally cease using their perpetual licenses and therefore no longer require (or pay for) maintenance for those perpetual licenses. On a constant currency basis, maintenance and other revenue decreased in our North America, EMEA and Asia Pacific regions and increased in our Latin America region during the third quarter of fiscal 2018 when compared to the same period last year. As our customers continue to adopt our cloud offerings we believe our maintenance revenue will decline.  We continue to see renewal rates for customers that have not converted to the cloud consistent with our historical experience, however, conversions from on-premise to cloud will result in future decreases in maintenance revenue.

On a constant currency basis, maintenance and other revenue was $96.3 million for the first nine months of fiscal 2018, representing a $2.3 million, or 2%, decrease from $98.6 million for the same period last year. On a constant currency basis, maintenance and other revenue decreased in our North America, EMEA and Asia Pacific regions and increased in our Latin America region during the first nine months of fiscal 2018 when compared to the same period last year.

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

Professional Services Revenue. Our professional services business includes technical and application consulting and training, implementations, migrations and upgrades related to our solutions. On a constant currency basis, professional services revenue was $20.7 million for the third quarter of fiscal 2018, representing a $1.4 million, or 7%, increase from $19.3 million for the same period last year. On a constant currency basis, professional services revenue increased in our EMEA, Asia Pacific and Latin America regions and was flat in our North America region during the third quarter of fiscal 2018 when compared to the same period last year. The increase in professional services revenue period over period can be attributed to a higher number of engagements and a higher amount of professional services revenue per customer as we continue to see significant activity from cloud implementations and existing customer upgrades. In order to support the increase in professional services revenue, we have added capacity through additional employees and partners in fiscal 2018.

On a constant currency basis, professional services revenue was $59.4 million for the first nine months of fiscal 2018, representing a $5.7 million, or 11%, increase from $53.7 million for the same period last year. On a constant currency basis, professional services revenue increased in our North America, Latin America and Asia Pacific regions and decreased in our EMEA region during the first nine months of fiscal 2018 when compared to the same period last year. The increase in professional services revenue period over period can be attributed to a higher number of engagements and a higher amount of professional services revenue per customer as we continue to see significant activity from cloud implementations and existing customer upgrades.

 Total Cost of Revenue

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$7,605	$7,145	$(425)	$(35)	$(460)	-6%
Cost of license	690	582	(108)	-	(108)	-19%
Cost of maintenance and other	7,840	7,480	(276)	(84)	(360)	-5%
Cost of professional services	21,911	17,850	(3,705)	(356)	(4,061)	-23%
Total cost of revenue	$38,046	$33,057	$(4,514)	$(475)	$(4,989)	-15%
Percentage of revenue	49%	48%

	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$22,753	$20,085	$(2,654)	$(14)	$(2,668)	-13%
Cost of license	2,203	2,072	(131)	-	(131)	-6%
Cost of maintenance and other	23,374	22,991	(299)	(84)	(383)	-2%
Cost of professional services	61,276	52,851	(8,407)	(18)	(8,425)	-16%
Total cost of revenue	$109,606	$97,999	$(11,491)	$(116)	$(11,607)	-12%
Percentage of revenue	49%	48%

Total cost of revenue consists of cost of subscription, cost of license, cost of maintenance and other and cost of professional services. Cost of subscription includes salaries, benefits, bonuses of our cloud operations employees; stock-based compensation for those employees; third-party contractor expense; hosting and hardware costs; royalties; professional fees; travel; and an allocation of information technology and facilities costs. Cost of license includes license royalties, amortization of capitalized software costs and fulfillment. Cost of maintenance and other includes salaries, benefits and bonuses of our support group, stock-based compensation for those employees, travel expense, professional fees, fulfillment and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits and bonuses, costs of fulfilling service contracts, stock-based compensation for those employees, third-party contractor expense, travel expense for services employees and an allocation of information technology and facilities costs.

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $38.0 million and $33.5 million for the third quarter of fiscal 2018 and 2017, respectively, and as a percentage of total revenue was 49% and 47% for the third quarter of fiscal 2018 and 2017, respectively. The non-currency related increase in cost of revenue of $4.5 million, or 13%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily due to higher hosting costs associated with the growth of our cloud business and higher professional services personnel and third-party contractor costs associated with increased services revenue.

On a constant currency basis, total cost of revenue was $109.6 million and $98.1 million for the first nine months of fiscal 2018 and 2017, respectively, and as a percentage of total revenue was 49% and 48% for the first nine months of fiscal 2018 and 2017, respectively. The non-currency related increase in cost of revenue of $11.5 million, or 12%, in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was primarily due to higher hosting and personnel costs associated with the growth of our cloud business and higher professional services personnel and third-party contractor costs associated with increased services revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $7.6 million for the third quarter of fiscal 2018, representing a $0.4 million, or 6%, increase from $7.2 million for the same period last year. The non-currency related increase in cost of subscription of $0.4 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily due to higher hosting costs of $0.4 million. Cost of subscription as a percentage of subscription revenue was 44% and 52% in the third quarter of fiscal 2018 and 2017, respectively, due to ongoing economies of scale and operational efficiencies. We expect to continue to improve our subscription margins over time, but we also anticipate fluctuations in our quarterly subscription margins as continued investment may not match the timing of revenue increases.

On a constant currency basis, cost of subscription was $22.8 million for the first nine months of fiscal 2018, representing a $2.7 million, or 13%, increase from $20.1 million for the same period last year. The non-currency related increase in cost of subscription of $2.7 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was primarily due to higher hosting costs of $1.9 million, higher salaries and related costs of $0.7 million as a result of higher headcount of approximately 10 people, higher third-party contractor costs of $0.3 million and higher information technology and facilities costs of $0.3 million. These costs were partially offset by $0.7 million of personnel costs charges to our services department to support conversion and upgrade projects. Cost of subscription as a percentage of subscription revenue was 46% and 54% in the first nine months of fiscal 2018 and 2017, respectively, due to ongoing economies of scale and operational efficiencies. We expect to continue to improve our subscription margins over time, but we also anticipate fluctuations in our quarterly subscription margins as continued investment may not match the timing of revenue increases.

Cost of License. On a constant currency basis, cost of license was $0.7 million and $0.6 million for the third quarter of fiscal 2018 and 2017, respectively. Cost of license as a percentage of license revenue was 10% and 13% for the third quarter of fiscal 2018 and 2017, respectively.

On a constant currency basis, cost of license was $2.2 million and $2.1 million for the first nine months of fiscal 2018 and 2017, respectively. Cost of license as a percentage of license revenue was 12% and 14% for the first nine months of fiscal 2018 and 2017, respectively.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $7.8 million for the third quarter of fiscal 2018, representing a $0.2 million, or 3%, increase from $7.6 million for the same period last year. The non-currency related increase in cost of maintenance and other of $0.2 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was due to higher salaries and related costs of $0.2 million. Cost of maintenance and other as a percentage of maintenance and other revenue was 24% and 23% for the third quarter of fiscal 2018 and 2017, respectively.

On a constant currency basis, cost of maintenance and other was $23.4 million for the first nine months of fiscal 2018, representing a $0.3 million, or 1%, increase from $23.1 million for the same period last year. The non-currency related increase in cost of maintenance and other of $0.3 million in the first nine months of fiscal 2018 compared to the same period last year was due to higher salaries and related costs of $0.3 million. Cost of maintenance and other as a percentage of maintenance and other revenue was 24% and 23% in the first nine months of fiscal 2018 and 2017, respectively.

Cost of Professional Services. On a constant currency basis, cost of professional services was $21.9 million for the third quarter of fiscal 2018, representing a $3.7 million, or 20%, increase from $18.2 million for the same period last year. The non-currency related increase in cost of professional services of $3.7 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily due to higher salaries and related costs of $1.4 million, as a result of higher headcount of approximately 74 people, higher third-party contractor costs of $0.7 million, higher travel expense of $0.5 million, higher bonuses of $0.4 million and higher information technology and facilities related costs of $0.3 million. Cost of professional services as a percentage of professional services revenues was 106% and 94% for the third quarter of fiscal 2018 and 2017, respectively. Our professional services margins have been negatively impacted by headcount additions and increased use of third-party contractors to fulfill the higher services activity. Since new hires are not immediately billable, our professional services margins are expected to improve as those resources become fully utilized, which we anticipate to occur gradually over the remainder of fiscal 2018 and during fiscal 2019.

On a constant currency basis, cost of professional services was $61.3 million for the first nine months of fiscal 2018, representing an $8.4 million, or 16%, increase from $52.9 million for the same period last year. The non-currency related increase in cost of professional services of $8.4 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was primarily due to higher salaries and related costs of $2.9 million, as a result of higher headcount of approximately 74 people, higher third-party contractor costs of $2.0 million, higher bonuses of $1.1 million, higher travel expense of $0.9 million and higher information technology and facilities related costs of $0.5 million. In addition, cost of professional services also includes $0.7 million of personnel costs charges from our subscription department for conversion and upgrade projects. Cost of professional services as a percentage of professional services revenues was 103% and 98% for the first nine months of fiscal 2018 and 2017, respectively.

Sales and Marketing

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$17,697	$15,312	$(2,152)	$(233)	$(2,385)	-16%
Percentage of revenue	23%	22%

	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$52,981	$49,544	$(3,645)	$208	$(3,437)	-7%
Percentage of revenue	24%	24%

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

On a constant currency basis, sales and marketing expense was $17.7 million for the third quarter of fiscal 2018, representing a $2.2 million, or 14%, increase from $15.5 million for the same period last year. The non-currency related increase in sales and marketing expense of $2.2 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily due to higher salaries and related costs of $0.7 million, as a result of higher headcount of approximately 10 people, higher commissions of $0.5 million, higher bonuses of $0.5 million and higher travel of $0.3 million.

On a constant currency basis, sales and marketing expense was $53.0 million for the first nine months of fiscal 2018, representing a $3.7 million, or 8%, increase from $49.3 million for the same period last year. The non-currency related increase in sales and marketing expense of $3.7 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was primarily due to higher commissions of $1.0 million, higher salaries and related costs of $1.0 million, as a result of higher headcount of approximately 10 people, higher bonuses of $0.9 million, higher travel of $0.5 million and higher recruiting fees of $0.2 million partially offset by lower marketing expense of $0.4 million related to a one-time marketing payment to a distributor in the prior year.

Research and Development

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$12,111	$10,807	$(1,135)	$(169)	$(1,304)	-12%
Percentage of revenue	16%	16%

	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$35,332	$33,019	$(2,286)	$(27)	$(2,313)	-7%
Percentage of revenue	16%	16%

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

On a constant currency basis, research and development expense was $12.1 million for the third quarter of fiscal 2018, representing a $1.1 million, or 10%, increase from $11.0 million for the same period last year. The non-currency related increase in research and development expense of $1.1 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily due to higher salaries and related costs of $0.5 million, as a result of higher headcount of approximately 32 people as we invest in our Channel Islands initiative, higher professional fees of $0.2 million and higher bonuses of $0.2 million.

On a constant currency basis, research and development expense was $35.3 million for the first nine months of fiscal 2018, representing a $2.3 million, or 7%, increase from $33.0 million for the same period last year. The non-currency related increase in research and development expense of $2.3 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was primarily due to higher salaries and related costs of $1.5 million, as a result of higher headcount of approximately 32 people and higher bonuses of $0.7 million.

 General and Administrative

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$8,556	$7,934	$(550)	$(72)	$(622)	-8%
Percentage of revenue	11%	11%

	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$26,373	$24,423	$(2,023)	$73	$(1,950)	-8%
Percentage of revenue	11%	12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $8.6 million for the third quarter of fiscal 2018, representing a $0.6 million, or 8%, increase from $8.0 million for the same period last year. The non-currency related increase in general and administrative expense of $0.6 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily due to higher stock-based compensation expense of $0.2 million and higher bonuses of $0.2 million.

On a constant currency basis, general and administrative expense was $26.4 million for the first nine months of fiscal 2018, representing a $2.0 million, or 8%, increase from $24.4 million for the same period last year. The non-currency related increase in general and administrative expense of $2.0 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was primarily due to higher bonuses of $0.7 million, higher legal and accounting fees of $0.5 million and higher stock-based compensation expense of $0.5 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.1 million and $0.2 million in the third quarter of fiscal 2018 and 2017, respectively, and $0.4 million and $0.5 million for the first nine months of fiscal 2018 and 2017, respectively. Amortization expense for all periods was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	October 31, 2017	$	%	October 31, 2016
(in thousands)
Other (income) expense
Interest income	$(440)	$(256)	-139%	$(184)
Interest expense	195	27	16%	168
Other expense, net	(413)	-	0%	(413)
Total other income, net	$(658)	$(229)	-53%	$(429)
Percentage of revenue	-1%			-1%

	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2017	$	%	October 31, 2016
(in thousands)
Other (income) expense
Interest income	$(1,101)	$(586)	-114%	$(515)
Interest expense	508	5	1%	503
Other expense, net	1,399	1,375	5,729%	24
Total other expense, net	$806	$794	6,617%	$12
Percentage of revenue	0%			0%

Net other income was $(0.7) million and $(0.4) million for the third quarter of fiscal 2018 and fiscal 2017, respectively. The increase in net other income was primarily related to higher interest income of $0.3 million.

Net other expense was $0.8 million and breakeven for the first nine months of fiscal 2018 and fiscal 2017, respectively. The change in net other expense was primarily related to higher foreign exchange losses of $1.4 million partially offset by an increase in interest income of $0.6 million due to higher interest rates.

Income Tax Expense

	Three Months Ended	Increase Compared to Prior Period		Three Months Ended
	October 31, 2017	$	%	October 31, 2016
(in thousands)
Income tax expense (benefit)	$1,249	$94	8%	$1,155
Percentage of revenue	2%			2%
Effective tax rate	115%			43%

	Nine Months Ended	Increase Compared to Prior Period		Nine Months Ended
	October 31, 2017	$	%	October 31, 2016
(in thousands)
Income tax expense (benefit)	$2,701	$3,194	648%	$(493)
Percentage of revenue	1%			0%
Effective tax rate	-227%			63%

In determining the provision for income taxes for the third quarter of fiscal 2018, we calculated income tax expense based on actual quarterly results, adjusted for discrete items recorded during the period. Due to the near breakeven forecast for fiscal 2018, actual quarterly results provided a more reliable estimate of quarterly tax expense. In determining the provision for income taxes for the third quarter of fiscal 2017, we calculated income tax expense based on the estimated annual tax rate for the year, adjusted for discrete items recorded during the period.

We recorded income tax expense of $1.2 million in the third quarter of both fiscal 2018 and 2017. Our effective tax rate increased to 115% for the third quarter of fiscal 2018 compared to 43% for the same period in the prior year. The difference in our effective tax rate was primarily due to the difference in our calculation methodology (actual vs. estimated) and the valuation allowance recorded against additional U.S. deferred tax assets generated during the third quarter of fiscal 2018.

We recorded income tax expense (benefit) of $2.7 million and $(0.5) million for the first nine months of fiscal 2018 and 2017, respectively. Our effective tax rate was (227%) for the first nine months of fiscal 2018 and 63% for the same period in the prior year. The difference in our effective tax rate was primarily due to the difference in our calculation methodology (actual vs. estimated) and the valuation allowance recorded against additional U.S. deferred tax assets generated during the first nine months of fiscal 2018.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margins, non-GAAP pre-tax income and cash taxes each meet the definition of a non-GAAP financial measure. We define the non-GAAP measures as follows:

●

Non-GAAP adjusted EBITDA - EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization. Non-GAAP adjusted EBITDA is EBITDA less stock-based compensation expense and the change in the fair value of our interest rate swap.

●	Non-GAAP adjusted EBITDA margins - Calculated by dividing non-GAAP adjusted EBITDA by total revenue.

●

Non-GAAP pre-tax income - GAAP income before income taxes not including the effects of stock-based compensation expense, amortization of purchased intangible assets and the change in fair value of our interest rate swap.

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

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
(in thousands)
Total revenue	$76,925	$69,534	$224,265	$204,709
Net (loss) income	(161)	1,533	(3,893)	(291)
Add back:
Net interest expense	(245)	(16)	(593)	(12)
Depreciation	1,153	1,100	3,396	3,236
Amortization	274	425	997	1,287
Income taxes	1,249	1,155	2,701	(493)
EBITDA	$2,270	$4,197	$2,608	$3,727
Add back:
Stock-based compensation expense	2,311	1,820	6,671	5,521
Change in fair value of interest rate swap	(106)	(243)	(103)	(31)
Adjusted EBITDA	$4,475	$5,774	$9,176	$9,217
Adjusted EBITDA margin	6%	8%	4%	5%

Non-GAAP pre-tax income reconciliation
Income (loss) before income taxes	$1,088	$2,688	$(1,192)	$(784)
Add back
Stock-based compensation expense	2,311	1,820	6,671	5,521
Amortization of purchased intangible assets	165	345	732	1,035
Change in fair value of interest rate swap	(106)	(243)	(103)	(31)
Non-GAAP income before income taxes	$3,458	$4,610	$6,108	$5,741

Cash taxes	$1,244	$352	$2,741	$1,517

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

At October 31, 2017, our principal sources of liquidity were cash and equivalents totaling $140.0 million and net accounts receivable of $50.8 million. At October 31, 2017, our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2017.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of October 31, 2017, the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

Our cash and equivalents are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. The percentage of cash and equivalents held by foreign subsidiaries was 68% and 67% as of October 31, 2017 and January 31, 2017, respectively. Subject to local law restrictions, certain amounts held outside the U.S. could be repatriated to the U.S. These repatriated amounts would likely be subject to U.S. income taxes under current U.S. tax law. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that foreign permanently reinvested earnings will remain outside the U.S. Our U.S. liquidity needs will be met through ongoing cash flows from operations or through alternative means of financing such as the sale of stock or external borrowing. We regularly review our capital structure to ensure we have the proper liquidity available in the locations in which it is needed.

The following table summarizes our cash flows for the nine months ended October 31, 2017 and 2016, respectively.

	Nine Months Ended October 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$2,844	$5,471
Net cash used in investing activities	(3,396)	(2,275)
Net cash used in financing activities	(7,597)	(6,022)
Effect of foreign exchange rates on cash and equivalents	3,094	784
Net decrease in cash and equivalents	$(5,055)	$(2,042)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $2.8 million and $5.5 million for the first nine months of fiscal 2018 and 2017, respectively. The decrease in cash flows from operating activities was due primarily to the negative cash flow effect of changes in accounts receivable and other assets of $(4.1) million and an increase in net loss of $(3.6) million partially offset by the positive cash flow effect of changes in accounts payable and other liabilities of $3.6 million.

Net cash used in investing activities consisted primarily of capital expenditures of $2.6 million and $2.2 million for the first nine months of fiscal 2018 and 2017, respectively. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. In the first nine months of fiscal 2018 and 2017 we paid withholding taxes of $3.2 million and $1.7 million, respectively, on vested restricted stock units and exercised stock appreciation rights. In the first nine months of both fiscal 2018 and 2017 we made dividend payments of $4.0 million. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

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

DSO under the countback method was 53 days and 50 days as of October 31, 2017 and 2016, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 59 days and 51 days at October 31, 2017 and 2016, respectively. The increase in DSO was due to higher billings in excess of collections. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of October 31, 2017 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2017 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017. During the quarter ended October 31, 2017 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Notes Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, our wholly owned limited liability company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 1.24% at October 31, 2017. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2017 was $13.9 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2017 and the first nine months of fiscal 2018 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of October 31, 2017.

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

For the nine months ended October 31, 2017 and 2016, approximately 50% and 52%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 40% and 39% for the nine months ended October 31, 2017 and 2016, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 562%.

For the nine months ended October 31, 2017 and 2016, foreign currency transaction and remeasurement losses totaled $1.7 million and $0.2 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $1.7 million.

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

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the October 31, 2017 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.

(Registrant)

Date: December 7, 2017	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)