Form 10-Q
period 2018-04-30
QAD INC
filed 2018-06-11
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

   (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No☐.

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☑.

As of May 31, 2018, there were 16,172,193 shares of the Registrant’s Class A common stock outstanding and 3,263,231 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 30, 2018	January 31, 2018
Assets
Current assets:
Cash and equivalents	$144,389	$147,023
Accounts receivable, net of allowances of $1,902 and $1,763 at April 30, 2018 and January 31, 2018, respectively	56,909	83,518
Other current assets	23,538	15,856
Total current assets	224,836	246,397
Property and equipment, net	30,184	30,408
Capitalized software costs, net	1,050	990
Goodwill	10,974	11,023
Deferred tax assets, net	13,057	7,944
Other assets, net	11,147	3,055
Total assets	$291,248	$299,817

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$471	$466
Accounts payable	9,192	14,818
Deferred revenue	103,369	116,693
Other current liabilities	34,830	43,460
Total current liabilities	147,862	175,437
Long-term debt	13,194	13,313
Other liabilities	4,883	5,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,215 shares at both April 30, 2018 and January 31, 2018	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both April 30, 2018 and January 31, 2018	4	4
Additional paid-in capital	196,058	200,456
Treasury stock, at cost (718,323 shares and 892,700 shares at April 30, 2018 and January 31, 2018, respectively)	(10,035)	(12,461)
Accumulated deficit	(53,396)	(75,559)
Accumulated other comprehensive loss	(7,338)	(6,828)
Total stockholders’ equity	125,309	105,628
Total liabilities and stockholders’ equity	$291,248	$299,817

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription fees	$21,511	$15,343
License fees	6,266	5,265
Maintenance and other	31,483	31,906
Professional services	26,930	18,868
Total revenue	86,190	71,382

Costs of revenue:
Subscription fees	8,228	7,720
License fees	664	685
Maintenance and other	7,865	7,694
Professional services	24,310	18,767
Total cost of revenue	41,067	34,866

Gross profit	45,123	36,516

Operating expenses:
Sales and marketing	19,946	17,587
Research and development	14,006	11,532
General and administrative	9,362	8,593
Amortization of intangibles from acquisitions	-	163
Total operating expenses	43,314	37,875

Operating income (loss)	1,809	(1,359)

Other (income) expense:
Interest income	(524)	(168)
Interest expense	157	156
Other (income) expense, net	(404)	604
Total other (income) expense, net	(771)	592

Income (loss) before income taxes	2,580	(1,951)
Income tax expense	1,183	620

Net income (loss)	$1,397	$(2,571)

Basic net income (loss) per share
Class A	$0.07	$(0.14)
Class B	$0.06	$(0.12)
Diluted net income (loss) per share
Class A	$0.07	$(0.14)
Class B	$0.06	$(0.12)

Net income (loss)	$1,397	$(2,571)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(510)	640
Total comprehensive income (loss)	$887	$(1,931)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,397	$(2,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,362	1,522
Amortization of deferred costs	1,004	-
Provision for doubtful accounts	270	113
Net change in valuation allowance	1,416	1,107
Other deferred income taxes	1,053	(1,389)
Stock-based compensation expense	2,106	1,768
Change in fair value of interest rate swap	(117)	(13)
Changes in assets and liabilities:
Accounts receivable	25,543	23,250
Other assets	(4,454)	171
Accounts payable	(5,459)	(3,279)
Deferred revenue	(11,020)	(7,623)
Other liabilities	(9,316)	(5,174)
Net cash provided by operating activities	3,785	7,882
Cash flows from investing activities:
Purchase of property and equipment	(1,093)	(652)
Capitalized software costs	(179)	(143)
Net cash used in investing activities	(1,272)	(795)
Cash flows from financing activities:
Repayments of debt	(117)	(129)
Tax payments, net of proceeds, related to stock awards	(4,078)	(170)
Net cash used in financing activities	(4,195)	(299)

Effect of exchange rates on cash and equivalents	(952)	1,478

Net (decrease) increase in cash and equivalents	(2,634)	8,266

Cash and equivalents at beginning of period	147,023	145,082

Cash and equivalents at end of period	$144,389	$153,348

Supplemental disclosure of non-cash activities:
Obligations associated with dividend declaration	$1,359	$1,331

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$154	$149
Income taxes, net of refunds	$799	$656

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP accounting principles for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. Because of seasonal and other factors, results of operations for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019.

The Company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended January 31, 2018 with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the Company’s critical accounting policies and estimates. The Company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the Company’s consolidated financial statements.

Effective February 1, 2018 the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. The Company’s updated accounting policy on revenue recognition is described in Note 2 and in “Critical accounting policies” in Item 2 of this Form 10-Q.

Certain prior year amounts have been reclassified for consistency with the current year presentation. Adjustments were made to the operating activities section of the Condensed Consolidated Statements of Cash Flows. These reclassifications had no effect on the reported results of operations and no effect on previously reported cash flows from operating activities.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended  April 30, 2018, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements Adopted

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers other than inventory. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. ASU 2016-16 was adopted by the Company effective February 1, 2018 on a modified retrospective basis, resulting in a $9.6 million decrease to accumulated deficit and a corresponding increase to deferred tax assets.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, that modifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with earlier adoption permitted. ASU 2016-15 was adopted by the Company effective February 1, 2018 on a retrospective basis, with no material changes reflected in the Condensed Consolidated Statement of Cash Flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and Subtopic 985-605 Software - Revenue Recognition. Topic 605 and Subtopic 985-605 are collectively referred to as “Topic 605” or “prior GAAP.” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 on the first day of fiscal 2019 using the modified retrospective transition method. Under this method, QAD evaluated contracts that were in effect at the beginning of fiscal 2019 as if those contracts had been accounted for under Topic 606. The Company did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition method, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical, pre-Topic 606 accounting. A cumulative catch-up adjustment was recorded to beginning accumulated deficit to reflect the impact of all existing arrangements under Topic 606.

The most significant impacts of the adoption of Topic 606 are as follows:

●

Removal of vendor specific objective evidence (“VSOE”) under prior GAAP resulted in earlier recognition of license and services revenues in those instances where the Company sold a multi-element deal where services did not have VSOE.  At adoption, QAD decreased accumulated deficit and deferred revenue by $2.0 million as this revenue would otherwise have been recognized in future periods according to prior GAAP;

●

Removal of the limitation on contingent revenue resulted in revenue being recognized earlier for certain contracts. At adoption, QAD decreased accumulated deficit and increased contract assets by $0.8 million as this revenue would otherwise have been recognized in future periods as invoiced according to prior GAAP;

●

Contracts containing a future option to the customer represented a material right which resulted in deferral of revenue. At adoption, QAD increased accumulated deficit and deferred revenue by $0.3 million as this revenue would have been otherwise earned in previous periods according to prior GAAP;

●

Commission expenses related to new cloud and maintenance contracts are no longer expensed as incurred; rather these incremental commission costs and other associated fringe benefits are capitalized and amortized over the associated term of economic benefit which the Company has determined to be five years.  As a result, QAD decreased accumulated deficit and increased other current and non-current assets by $9.1 million at the adoption date;

●

Sales agent fees to obtain new cloud and maintenance contracts are no longer be expensed as incurred; rather these costs will be capitalized and amortized over the associated term of economic benefit which the Company has determined to be five years. As a result, QAD decreased accumulated deficit and increased other current and non-current assets by $1.0 million at the adoption date; and

●

Cloud environment setup costs incurred to fulfill new cloud customer contracts are no longer expensed as incurred; rather these costs are capitalized and amortized over the associated term of economic benefit which the Company has determined to be five years. As a result, QAD decreased accumulated deficit and increased other current and non-current assets by $1.5 million at the adoption date.

The tax impact of the above adjustments was assessed and, at adoption, QAD increased accumulated deficit and decreased net deferred tax assets by $1.6 million.

Adjustments to beginning consolidated balance sheet accounts

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company on the first day of fiscal 2019:

	Jan. 31, 2018	Topic 606	ASU2016-16 (1)	Feb. 1, 2018
	(in thousands)
Assets
Current assets:
Cash and equivalents	$147,023	$-	$-	$147,023
Accounts receivable, net	83,518	-	-	83,518
Other current assets	15,856	4,013	-	19,869
Total current assets	246,397	4,013	-	250,410
Property and equipment, net	30,408	-	-	30,408
Capitalized software costs, net	990	-	-	990
Goodwill	11,023	-	-	11,023
Deferred tax assets, net	7,944	(1,643)	9,584	15,885
Other assets, net	3,055	8,421	-	11,476
Total assets	$299,817	$10,791	$9,584	$320,192

Liabilities and stockholders’ equity
Current portion of long-term debt	$466	$-	$-	$466
Accounts payable	14,818	-	-	14,818
Deferred revenue	116,693	(1,239)	-	115,454
Other current liabilities	43,460	-	-	43,460
Total current liabilities	175,437	(1,239)	-	174,198
Long-term debt	13,313	-	-	13,313
Other liabilities	5,439	(511)	-	4,928
Stockholders’ equity
Common stock - Class A	16	-	-	16
Common stock - Class B	4	-	-	4
Additional paid-in capital	200,456	-	-	200,456
Treasury stock	(12,461)	-	-	(12,461)
Accumulated deficit	(75,559)	12,541	9,584	(53,434)
Accumulated other comprehensive loss	(6,828)	-	-	(6,828)
Total stockholders’ equity	105,628	12,541	9,584	127,753
Total liabilities and stockholders’ equity	$299,817	$10,791	$9,584	$320,192

(1)	For further information about the adoption of Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory see Note 9 “Income Taxes.”

The following table summarizes the effects of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheet as of April 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands)
Assets
Current assets:
Cash and equivalents	$144,389	$-	$144,389
Accounts receivable, net	56,909	-	56,909
Other current assets	23,538	(3,658)	19,880
Total current assets	224,836	(3,658)	221,178
Property and equipment, net	30,184	-	30,184
Capitalized software costs, net	1,050	-	1,050
Goodwill	10,974	-	10,974
Deferred tax assets, net	13,057	994	14,051
Other assets, net	11,147	(8,050)	3,097
Total assets	$291,248	$(10,714)	$280,534

Liabilities and stockholders’ equity
Current portion of long-term debt	$471	$-	$471
Accounts payable	9,192	-	9,192
Deferred revenue	103,369	3,384	106,753
Other current liabilities	34,830	-	34,830
Total current liabilities	147,862	3,384	151,246
Long-term debt	13,194	-	13,194
Other liabilities	4,883	1,094	5,977
Stockholders’ equity
Common stock - Class A	16	-	16
Common stock - Class B	4	-	4
Additional paid-in capital	196,058	-	196,058
Treasury stock	(10,035)	-	(10,035)
Accumulated deficit	(53,396)	(15,192)	(68,588)
Accumulated other comprehensive loss	(7,338)	-	(7,338)
Total stockholders’ equity	125,309	(15,192)	110,117
Total liabilities and stockholders’ equity	$291,248	$(10,714)	$280,534

The following table summarizes the effects of adopting Topic 606 on the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended April 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands, except per share amounts)
Revenue
Subscription fees	$21,511	$(306)	$21,205
License fees	6,266	(1,170)	5,096
Maintenance and other	31,483	73	31,556
Professional services	26,930	(1,750)	25,180
Total revenue	86,190	(3,153)	83,037
Cost of revenue:
Subscription fees	8,228	10	8,238
License fees	664	-	664
Maintenance and other	7,865	-	7,865
Professional services	24,310	-	24,310
Total cost of revenue	41,067	10	41,077
Gross profit	45,123	(3,163)	41,960
Operating expenses:
Sales and marketing	19,946	(262)	19,684
Research and development	14,006	(59)	13,947
General and administrative	9,362	-	9,362
Total operating expenses	43,314	(321)	42,993
Operating income	1,809	(2,842)	(1,033)
Other (income) expense
Interest income	(524)	-	(524)
Interest expense	157	-	157
Other (income) expense	(404)	-	(404)
Total other (income) expense, net	(771)	-	(771)
Income before income taxes	2,580	(2,842)	(262)
Income tax expense	1,183	(191)	992
Net income	$1,397	$(2,651)	$(1,254)
Basic income per share
Class A	$0.07	$(0.14)	$(0.07)
Class B	$0.06	$(0.12)	$(0.06)
Diluted income per share
Class A	$0.07	$(0.14)	$(0.07)
Class B	$0.06	$(0.12)	$(0.06)

The Company’s net cash provided by operating activities for the three months ended April 30, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands)
Net income (loss)	$1,397	$(2,651)	$(1,254)
Amortization of deferred costs	1,004	(1,004)	-
Net change in valuation allowance	1,416	648	2,064
Changes in operating assets and liabilities:
Other assets	(4,454)	279	(4,175)
Deferred revenue	(11,020)	2,728	(8,292)

Recent Accounting Pronouncements Not Yet Adopted

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

2. REVENUE

QAD offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a cloud-based subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the cloud-based subscription delivery model, QAD provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

The Company generates revenue through sales of licenses and maintenance provided to its on-premises customers and through subscriptions of its cloud-based software. QAD offers professional services to both its on-premises and cloud customers to assist them with the design, testing and implementation of its software.

The Company determines revenue recognition through the following steps:

 -     Identification of the contract, or contracts, with a customer;

 -     Identification of the performance obligations in the contract;

 -     Determination of the transaction price;

 -     Allocation of the transaction price to the performance obligations in the contract; and

 -     Recognition of revenue when, or as, we satisfy a performance obligation.

The Company records the amount of revenue and related costs by considering whether the entity is a principal (gross presentation) or an agent (net presentation) by evaluating the nature of its promise to the customer. Revenue is presented net of sales, value-added and other taxes collected from customers and remitted to government authorities.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract.

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses and a professional services engagement.  License purchases generally have multiple performance obligations as customers purchase maintenance in addition to the licenses.  The Company’s single performance obligation arrangements are typically maintenance renewals, subscription renewals and services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price ("SSP") for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed fiscal year to determine the range of selling prices applicable to a distinct good or service.

Subscription

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the cloud environment is made available to the customer. The initial subscription period is typically 12 to 60 months. The Company generally invoices its customers in advance in quarterly or annual installments and typical payment terms provide that customers make payment within 30 days of invoice.

Software Licenses

Transfer of control for software is considered to have occurred upon electronic delivery of the license key that provides immediate availability of the product to the customer. The Company’s typical payment terms tend to vary by region but its standard payment terms are within 30-90 days of invoice.

Maintenance

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

Professional Services

Revenue from professional services is typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed.  In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, compared to total estimated costs to complete the services project.  Management applies judgment when estimating project status and the costs necessary to complete the services projects.  A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.  Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

Indirect Sales Channels

The Company executes arrangements through indirect sales channels via sales agents and distributors who are authorized to market its software products to end users. In arrangements with sales agents, QAD contracts directly with the customer and sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute the Company’s software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with distributors when the distributor submits a signed agreement and transfer of control has occurred to the distributor in accordance with the five revenue recognition steps noted above. Revenue from distributor transactions is recorded on a net basis (the amount actually received by the Company from the distributor). QAD does not offer rights of return, product rotation or price protection to any of its distributors.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by geography and by the customers’ industry within manufacturing, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography is as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
North America	$40,025	$33,370
EMEA	25,087	20,881
Asia Pacific	12,559	12,166
Latin America	8,519	4,965
Total revenue	$86,190	$71,382

The Company’s revenue by industry is as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Automotive	$37,062	$26,412
Consumer products and food and beverage	13,790	11,421
High technology and industrial products	24,995	22,842
Life sciences	10,343	10,707
Total revenue	$86,190	$71,382

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a stand-alone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

Revenue is recognized over time for the Company’s subscription, maintenance and fixed fee professional services that are separate performance obligations.  For the Company’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization, specification variances and testing requirement changes.

If a group of agreements are entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

If a contract includes variable consideration, the Company exercises judgment in estimating the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer. When estimating variable consideration, the Company will consider all relevant facts and circumstances. Variable consideration will be estimated and included in the contract price only when it is probable that a significant reversal in the amount of revenue recognized will not occur.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s Condensed Consolidated Balance Sheets. QAD records a contract asset when the Company has transferred goods or services but does not yet have the right to consideration, or deferred revenue when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of April 30, 2018. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	As of
	April 30, 2018	Feb. 1, 2018
	(In thousands)
Contract assets, short-term	$1,345	$890
Contract assets, long-term	-	110
Total contract assets	$1,345	$1,000
Deferred revenue, short-term	$103,369	$115,454
Deferred revenue, long-term	1,366	1,644
Total deferred revenue	$104,735	$117,098

During the three months ended April 30, 2018, the Company recognized $50.2 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $237.6 million as of April 30, 2018, of which the Company expects to recognize approximately $151.5 million of the revenue over the next 12 months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

Deferred Revenue

QAD typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable services starting in future periods are included in accounts receivable and deferred revenue. The portion of deferred revenue that QAD anticipates will be recognized after the succeeding twelve-month period is recorded as non-current deferred revenue, and the remaining portion is recorded as current deferred revenue.

Deferred revenues consisted of the following:

	As of
	April 30, 2018	January 31, 2018
	(in thousands)
Deferred maintenance	$72,141	$80,811
Deferred subscription	28,483	31,034
Deferred professional services	2,297	3,523
Deferred license	21	756
Deferred other revenue	427	569
Deferred revenues, current	103,369	116,693
Deferred revenues, non-current (in Other liabilities)	1,366	2,156
Total deferred revenues	$104,735	$118,849

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. Below is a list of practical expedients the Company applied in the adoption and application of Topic 606:

Application

●	The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.

●	The Company generally expenses sales commissions and sales agent fees when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expense in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

●	The Company also used the practical expedient to calculate contract acquisition costs based on a portfolio of contracts with similar characteristics instead of a contract by contract analysis.

●

The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (apply to time-and-material engagements).

Modified Retrospective Transition Adjustments

●

For contract modifications, the Company reflected the aggregate effect of all modifications that occurred prior to the adoption date when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to satisfied and unsatisfied performance obligations for the modified contract at transition.

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in other current assets and other long-term assets, respectively, in the Company’s Condensed Consolidated Balance Sheets. At April 30, 2018 and January 31, 2018, the Company had $10.7 million and $10.1 million, respectively, of deferred commissions and sales agent fees. For the three months ended April 30, 2018, $0.9 million of amortization expense related to deferred commissions and sales agent fees was recorded in sales and marketing expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in other current assets and long-term assets in the Company’s Condensed Consolidated Balance Sheets. The amount of such cost at April 30, 2018 and January 31, 2018 was $1.5 million. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the three months ended April 30, 2018, $0.1 million of amortization expense related to deferred setup costs was recorded in cost of subscription in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the three months ended April 30, 2018.

3.   COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2018	2017
	(in thousands except per share data)
Net income (loss)	$1,397	$(2,571)
Less: Dividends declared	(1,359)	(1,331)
Undistributed net income (loss)	$38	$(3,902)

Net income (loss) per share – Class A Common Stock
Dividends declared	$1,164	$1,138
Allocation of undistributed net income (loss)	32	(3,337)
Net income (loss) attributable to Class A common stock	$1,196	$(2,199)

Weighted average shares of Class A common stock outstanding—basic	16,076	15,809
Weighted average potential shares of Class A common stock	1,750	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	17,826	15,809

Basic net income (loss) per Class A common share	$0.07	$(0.14)
Diluted net income (loss) per Class A common share	$0.07	$(0.14)

Net income (loss) per share – Class B Common Stock
Dividends declared	$195	$193
Allocation of undistributed net income (loss)	6	(565)
Net income (loss) attributable to Class B common stock	$201	$(372)

Weighted average shares of Class B common stock outstanding—basic	3,232	3,210
Weighted average potential shares of Class B common stock	182	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,414	3,210

Basic net income (loss) per Class B common share	$0.06	$(0.12)
Diluted net income (loss) per Class B common share	$0.06	$(0.12)

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Class A	—	3,036
Class B	—	389

4.   FAIR VALUE MEASUREMENTS

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

The following table sets forth the financial assets and liabilities, measured at fair value, as of April 30, 2018 and January 31, 2018:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Money market mutual funds as of April 30, 2018 (a)	$108,892
Money market mutual funds as of January 31, 2018 (a)	$115,416
Asset related to the interest rate swap as of April 30, 2018(b)		$304
Asset related to the interest rate swap as of January 31, 2018 (b)		$187

___________________________

(a) Money market mutual funds are recorded at fair value based upon quoted market prices.

(b) The asset related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

Money market mutual funds are classified as part of cash and equivalents in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $35.0 million and $32.0 million as of April 30, 2018 and January 31, 2018, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the three months ended April 30, 2018.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 7 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at April 30, 2018 and January 31, 2018 were as follows (in thousands):

	Asset
		Fair Value
	Balance Sheet Location	April 30, 2018	January 31, 2018
Derivative instrument:
Interest rate swap	Other assets, net	$304	$187
Total		$304	$187

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2018 and 2017 was $117,000 and $13,000, respectively.

5. CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2018 and January 31, 2018 were as follows:

	April 30, 2018	January 31, 2018
	(in thousands)
Capitalized software development costs	$1,480	$1,516
Less accumulated amortization	(430)	(526)
Capitalized software costs, net	$1,050	$990

The Company’s capitalized software development costs relate to translations and localizations of QAD Enterprise Applications.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first three months of fiscal 2019, $0.2 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.1 million and $0.2 million for the three months ended April 30, 2018 and 2017, respectively. Amortization of capitalized software costs is included in cost of license in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated future amortization expense relating to the Company’s capitalized software costs as of April 30, 2018:

Fiscal Years	(in thousands)
2019 remaining	$360
2020	433
2021	249
2022	8
$1,050

 6.   GOODWILL

The changes in the carrying amount of goodwill for the three months ended April 30, 2018 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2018	$26,631	$(15,608)	$11,023
Impact of foreign currency translation	(49)	—	(49)
Balance at April 30, 2018	$26,582	$(15,608)	$10,974

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2018. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2017. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2018. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2018 that would cause the Company to test goodwill for impairment.

7.   DEBT

	April 30, 2018	January 31, 2018
	(in thousands)
Note payable	$13,708	$13,825
Less current maturities	(471)	(466)
Less loan origination costs, net	(43)	(46)
Long-term debt	$13,194	$13,313

Note Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, wholly owned by the Company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 1.90% at April 30, 2018. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2018 was $13.7 million.

 8.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2018	$(6,828)
Other comprehensive income before reclassifications	(510)
Amounts reclassified from accumulated other comprehensive loss	-
Net current period other comprehensive loss	(510)
Balance as of April 30, 2018	$(7,338)

During the first three months of fiscal 2019 there were no reclassifications from accumulated other comprehensive loss.

9.  INCOME TAXES

In determining the quarterly provision for income taxes, the Company calculated income tax expense based on actual quarterly results in the first quarters of fiscal years 2019 and 2018, respectively. These results were adjusted for discrete items recorded during the period.  Actual quarterly results were used in fiscal 2018 and 2019 since they provide a more reliable estimate of quarterly tax expense.

The Company recorded income tax expense of $1.2 million and $0.6 million for the first three months of fiscal 2019 and 2018, respectively. The Company’s effective tax rate increased to 46% during the first quarter of fiscal 2019 compared to (32%) for the same period in the prior year. The increase in the effective tax rate is primarily due to taxable profits and an increase in foreign tax expense due to jurisdictional mix in the first quarter of fiscal 2019 compared to a loss for the same period of fiscal 2018.

When calculating the income tax expense for the first three months of fiscal 2019, the Company considered the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted December 22, 2017. The Tax Act imposed a deemed repatriation tax on accumulated earnings of foreign subsidiaries, reduced the U.S. corporate tax rate to 21% and introduced a new tax on global intangible low taxed income (“GILTI”). Based on current available information and technical guidance, the Company maintained its provisional estimate of the fiscal 2018 deemed repatriation tax of $10.0 million. This additional income tax expense was partially offset by net operating losses and tax credits. The Tax Act increased the Company’s fiscal 2018 U.S. estimated tax liability by $2.0 million. This estimate may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal tax changes.  The Company elected to pay the estimated repatriation tax liability over a period of eight years as permitted by the Tax Act.  The Company has not yet completed the accounting for the fiscal 2018 effects of the Tax Act because of the complexity and ambiguity of certain of its tax and accounting effects. The Company expects to refine and complete the accounting for the Tax Act during the remainder of fiscal 2019 as it obtains, prepares and analyzes additional information in accordance with Staff Accounting Bulletin No. 118.

The Company included a provision for GILTI in the tax expense for the first three months of fiscal 2019. Cash taxes were not impacted by GILTI since the Company has sufficient tax credits to offset the additional liability. The GILTI provisions did not impact the Company’s effective tax rate since QAD’s U.S. deferred tax assets are fully valued. The Company has not recorded deferred taxes related to these GILTI provisions and has not yet determined its policy election with respect to whether it will treat GILTI as a current-period expense when incurred (the “period cost method”) or factor such amount into the measurement of deferred taxes (the “deferred method”). This decision will be made by year end as the GILTI guidance is issued.

The Company adopted ASU 2016-16, Income taxes (Topic 740) Intra-entity Transfers of Assets Other Than Inventory, during the three months ended April 30, 2018, which required all income tax effects of intra-entity transfers of assets other than inventory to be recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) when the transfer occurs. As a result of the adoption, the Company recorded $9.6 million to accumulated deficit and deferred tax assets at February 1, 2018 to account for the intra-entity sale of Intellectual Property that occurred in the fiscal year 2018.

The gross amount of unrecognized tax benefits was $1.8 million at April 30, 2018, including interest and penalties. The unrecognized tax benefits are reduced by deferred tax credits of $0.9 million that would apply in settlement of the uncertain tax position. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2018, the Company has accrued approximately $0.2 million of interest and penalties expense related to unrecognized tax benefits.

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. Management assessed historic, current and future financial projections by jurisdiction to draw its conclusion.  During fiscal 2017, a valuation allowance for U.S. federal and state deferred income tax assets was established. For the quarter ended April 30, 2018, the Company continues to maintain a full valuation allowance on its U.S. federal and state deferred income tax assets. At April 30, 2018 and January 31, 2018, the valuation allowance attributable to deferred tax assets was $33.8 million and $33.7 million, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2014
●	Iowa for fiscal year ended January 31, 2014
●	Kentucky for fiscal year ended January 31, 2016
●	Netherlands for fiscal year ended January 31, 2016

10.  STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first three months of fiscal 2019:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	(in thousands)
4/10/2018	4/24/2018	5/1/2018	$0.072	$0.06	$1,359

11.  STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2018.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Cost of subscription fees	$49	$25
Cost of maintenance and other	92	77
Cost of professional services	226	220
Sales and marketing	402	317
Research and development	315	253
General and administrative	1,022	876
Total stock-based compensation expense	$2,106	$1,768

 RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the three months ended April 30, 2018:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Restricted stock at January 31, 2018	653	$25.10
Granted	2	43.93
Released (1)	(11)	26.04
Forfeited	(13)	24.54
Restricted stock at April 30, 2018	631	$25.16

_________________________

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2018, the Company withheld 4,000 shares for payment of these taxes at a value of $0.2 million.

Total unrecognized compensation cost related to RSUs was approximately $10.9 million as of April 30, 2018. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the three months ended April 30, 2018:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2018	3,024	$17.78
Granted	—	—
Exercised	(339)	9.25
Expired	—	—
Forfeited	(1)	19.40
Outstanding at April 30, 2018	2,684	$18.86	4.2	$66,381
Vested and exercisable at April 30, 2018	1,734	$15.24	3.1	$48,961

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2018, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on April 30, 2018. The total intrinsic value of SARs exercised in the three months ended April 30, 2018 was $10.5 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended April 30, 2018, the Company withheld 93,000 shares for payment of these taxes at a value of $3.9 million.

At April 30, 2018, there was approximately $4.9 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

13.  BUSINESS SEGMENT INFORMATION

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products through its direct sales force in four geographic regions: North America; Europe, the Middle East and Africa (“EMEA”); Asia Pacific; and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. In accordance with Topic 606, the Company reports disaggregated revenue by geography and by industry as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The Company does not consider reporting by industry an operating segment in accordance with ASC 280, Segment Reporting, because discrete financial information by industry is not available. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, reviews the consolidated results within one operating segment.

Subscription, license and maintenance revenues are generally assigned to the region where a majority of the end users are located. Professional services revenue is assigned based on the region where the services are delivered.

	Three Months Ended April 30,
	2018	2017
Revenue:	(in thousands)
North America (1)	$40,025	$33,370
EMEA	25,087	20,881
Asia Pacific	12,559	12,166
Latin America	8,519	4,965
	$86,190	$71,382

____________________________

(1)	Sales into Canada accounted for 2% and 1% of North America total revenue in the three and three months ended April 30, 2018 and 2017, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2018, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue; b) accounts receivable allowances for doubtful accounts; c) goodwill and intangible assets – impairment assessments; d) income taxes; and e) stock-based compensation are further discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the first three months of fiscal 2019 except as noted below.

Revenue. We offer our software using the same underlying technology via two models: a traditional on-premises licensing model and a cloud-based subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the cloud-based subscription delivery model, we provide access to our software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

We generate revenue through sales of licenses and maintenance provided to our on-premises customers and through subscriptions of our cloud-based software. We offer professional services to both our on-premises and cloud customers to assist them with the design, testing and implementation of our software.

We determine revenue recognition through the following steps:

-	Identification of the contract, or contracts, with a customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, we satisfy a performance obligation.

We record the amount of revenue and related costs by considering whether the entity is a principal (gross presentation) or an agent (net presentation) by evaluating the nature of our promise to the customer. Revenue is presented net of sales, value-added and other taxes collected from customers and remitted to government authorities.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. We identify and track the performance obligations at contract inception so that we can monitor and account for the performance obligations over the life of the contract.

Our contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses and a professional services engagement.  License purchases generally have multiple performance obligations as customers purchase maintenance in addition to the licenses.  Our single performance obligation arrangements are typically maintenance renewals, subscription renewals and services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price ("SSP") for any distinct good or service, we may be required to allocate the contract’s transaction price to each performance obligation using our best estimate for the SSP. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed fiscal year to determine the range of selling prices applicable to a distinct good or service.

Subscription

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the cloud environment is made available to the customer. The initial subscription period is typically 12 to 60 months. We generally invoice our customers in advance in quarterly or annual installments and typical payment terms provide that customers make payment within 30 days of invoice.

Software Licenses

Transfer of control for software is considered to have occurred upon electronic delivery of the license key that provides immediate availability of the product to the customer. Our typical payment terms tend to vary by region but our standard payment terms are within 30-90 days of invoice.

Maintenance

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. Our customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

Professional Services

Revenue from professional services is typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. We recognize revenue for time-and-materials arrangements as the services are performed. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, compared to total estimated costs to complete the services project.  Management applies judgment when estimating project status and the costs necessary to complete the services projects.  A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

Indirect Sales Channels

We execute arrangements through indirect sales channels via sales agents and distributors who are authorized to market our software products to end users. In arrangements with sales agents, QAD contracts directly with the customer and the sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute our software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. We recognize revenue from transactions with distributors when the distributor submits a signed agreement and transfer of control has occurred to the distributor, in accordance with the five revenue recognition steps noted above. Revenue from distributor transactions is recorded on a net basis (the amount actually received by us from the distributor). We do not offer rights of return, product rotation or price protection to any of its distributors.

Disaggregated Revenue

We disaggregate revenue from contracts with customers by geography and by the customers’ industry within manufacturing, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Our revenue by geography is as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
North America	$40,025	$33,370
EMEA	25,087	20,881
Asia Pacific	12,559	12,166
Latin America	8,519	4,965
Total revenue	$86,190	$71,382

Our revenue by industry is as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Automotive	$37,062	$26,412
Consumer products and food and beverage	13,790	11,421
High technology and industrial products	24,995	22,842
Life sciences	10,343	10,707
Total revenue	$86,190	$71,382

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for our arrangements may be dependent on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. We rarely license or sell products on a stand-alone basis, so we are required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because we do not sell the license, product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. In making these judgments, we analyze various factors, including our pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

Revenue is recognized over time for our subscription, maintenance and fixed fee professional services that are separate performance obligations.  For our professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization, specification variances and testing requirement changes.

If a group of agreements are entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. We exercise significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. Our judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

If a contract includes variable consideration, we exercise judgment in estimating the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer. When estimating variable considerations, we will consider all relevant facts and circumstances. Variable consideration will be estimated and included in the contract price only when it is probable that a significant reversal in the amount of revenue recognized will not occur.

BUSINESS OVERVIEW

QAD (“QAD”, the “Company”, “we” or “us”) is a leading provider of flexible, cloud-based and on-premises enterprise software and services for global manufacturing companies.  QAD Enterprise Applications support operational requirements in the areas of financials, customer management, supply chain, manufacturing, service and support, analytics, business process management and integration.  QAD's portfolio also includes related solutions for quality management software, supply chain management software, transportation management software and business-to-business interoperability.  Since 1979, QAD solutions have supported customers in the automotive, consumer products, food and beverage, high technology, industrial manufacturing and life sciences industries to better align operations with their strategic goals to become Effective Enterprises.

We have four principal sources of revenue:

●	Subscription of Enterprise Applications through our cloud offering in a Software as a Service (“SaaS”) model as well as other hosted applications;

●	License purchases of Enterprise Applications;

●	Maintenance and support, including technical support, training materials, product enhancements and upgrades; and

●	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first three months of fiscal 2019, approximately 46% of our total revenue was generated in North America, 29% in EMEA, 15% in Asia Pacific and 10% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. Subscription, license and maintenance revenues are generally assigned to the region where a majority of the end users are located. Professional services revenue is assigned based on the region where the services are delivered. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2018, we employed approximately 1,870 employees worldwide, of which 640 employees were based in North America, 590 employees in EMEA, 540 employees in Asia Pacific and 100 employees in Latin America.

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

We are transitioning our business model from traditional on-premises licensing to cloud-based subscriptions. During fiscal 2018 and the first three months of fiscal 2019, we closed most of our new customer deals in the cloud. In addition, we converted many of our existing customers from on-premises licenses to our cloud-based solution. Recurring revenue, which we define as subscription revenue plus maintenance revenue, grew 12% from prior year, and accounted for 61% of total revenue for the first quarter of fiscal 2019, compared to 66% one year ago. The decline as a percentage of total revenue was due to the large increase in professional services revenue which grew by 43% compared to last year’s first quarter. We expect recurring revenue to remain a high percent of total revenue as our subscription revenue continues to grow.

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

Revenue

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2018	April 30, 2017	Currency	Fluctuations	$	%
Revenue
Subscription fees	$21,511	$15,343	$5,665	$503	$6,168	40%
Percentage of total revenue	25%	21%
License fees	6,266	5,265	744	257	1,001	19%
Percentage of total revenue	7%	7%
Maintenance and other	31,483	31,906	(2,121)	1,698	(423)	-1%
Percentage of total revenue	37%	45%
Professional services	26,930	18,868	7,073	989	8,062	43%
Percentage of total revenue	31%	27%
Total revenue	$86,190	$71,382	$11,361	$3,447	$14,808	21%

Total Revenue. On a constant currency basis, total revenue was $86.2 million for the first quarter of fiscal 2019, representing an $11.4 million, or 15%, increase from $74.8 million for the same period last year. Total revenue in the first quarter of fiscal 2019 included $3.2 million of additional revenue recognized in accordance with new revenue recognition rules under Topic 606 compared to applying the historical revenue recognition rules under Topic 605.  For additional explanation of the revenue recognition differences between Topic 606 and Topic 605, refer to the Recent Accounting Pronouncements section of Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. When comparing categories within total revenue at constant rates, our results for the first quarter of fiscal 2019 included increases in subscription, license and professional services revenue partially offset by a decrease in maintenance and other revenue. Revenue outside the North America region as a percentage of total revenue was 54% and 53% for the first quarter of fiscal 2019 and 2018, respectively. On a constant currency basis, total revenue increased across all regions during the first quarter of fiscal 2019 when compared to the same period last year. Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them in the following table which presents revenue by industry for the first quarter of fiscal 2019 and 2018:

	Three Months Ended April 30,
	2018	2017
Automotive	43%	37%
Consumer products and food and beverage	16%	16%
High technology and industrial products	29%	32%
Life sciences	12%	15%
Total revenue	100%	100%

Subscription Revenue. Subscription revenue consists of recurring fees from customers to access our products via the cloud and other subscription offerings. Subscription revenue is billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. On a constant currency basis, subscription revenue was $21.5 million for the first quarter of fiscal 2019, representing a $5.7 million, or 36%, increase from $15.8 million for the same period last year. On a constant currency basis, subscription revenue increased in our North America, EMEA and Asia Pacific regions and remained relatively flat in our Latin America region during the first quarter of fiscal 2019 when compared to the prior year. Subscription revenue consists of new customer sites; existing Enterprise Applications users converting from on-premises; and additional users and modules purchased by our existing cloud customers. Generally, about half of our new cloud deals come from existing customers converting Enterprise Applications users to cloud users and the other half comes from new customers and new modules, although we may experience quarterly fluctuations.

We track our retention rate of subscription and maintenance by calculating the annualized revenue of customer sites with contracts up for renewal during the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Conversions to the cloud are not considered cancellations for purposes of this calculation. Our subscription customer retention rate is in excess of 90%.

The following table presents subscription revenue by region for the first quarter of fiscal 2019 and 2018:

	Three Months Ended April 30,
	2018	2017
North America	56%	55%
EMEA	26%	21%
Asia Pacific	13%	15%
Latin America	5%	9%
Total subscription revenue	100%	100%

The following table presents subscription revenue by industry for the first quarter of fiscal 2019 and 2018:

	Three Months Ended April 30,
	2018	2017
Automotive	34%	36%
Consumer products and food and beverage	18%	14%
High technology and industrial products	24%	22%
Life sciences	24%	28%
Total subscription revenue	100%	100%

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. On a constant currency basis, license revenue was $6.3 million for the first quarter of fiscal 2019, representing a $0.8 million, or 15%, increase from $5.5 million for the same period last year. On a constant currency basis, license revenue increased in our North America, Latin America and Asia Pacific regions and decreased in our EMEA region during the first quarter of fiscal 2019 when compared to the same period last year. One of the metrics that management uses to measure license revenue performance is the number of customers that have placed sizable license orders in the period. During the first quarter of fiscal 2019, three customers placed license orders totaling more than $0.3 million, one of which exceeded $1.0 million. This compared to the first quarter of fiscal 2018 in which one customer placed a license order totaling more than $0.3 million, and no orders exceeded $1.0 million. A majority of our license revenue is from existing customers purchasing additional users and modules.  However, in the first quarter of fiscal 2019 we signed a large license deal with a new automotive customer in the U.S.

Maintenance and Other Revenue.We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. On a constant currency basis, maintenance and other revenue was $31.5 million for the first three months of fiscal 2019, representing a $2.1 million, or 6%, decrease from $33.6 million for the same period last year. On a constant currency basis, maintenance and other revenue decreased in our North America, EMEA and Latin America regions and remained relatively flat in our Asia Pacific region during the first three months of fiscal 2019 when compared to the prior year. The decrease in maintenance and other revenue was primarily attributable to the impact of customers converting to the cloud in addition to our historical attrition rates. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. We continue to see renewal rates consistent with history; however, conversions from on-premises to cloud will result in future decreases in maintenance revenue.

Our maintenance retention rate has remained in excess of 90% for the first quarter of fiscal 2019 and 2018.

Professional Services Revenue. Our professional services business includes technical consulting and application consulting, and training, implementations, migrations and upgrades related to our solutions. On a constant currency basis, professional services revenue was $26.9 million for the first quarter of fiscal 2019, representing a $7.1 million, or 36%, increase from $19.8 million for the same period last year. Total professional services revenue in the first quarter of fiscal 2019 includes $1.8 million of additional revenue recognized in accordance with the new revenue recognition rules under Topic 606 compared to applying the historical revenue recognition rules under Topic 605. On a constant currency basis, professional services revenue increased across all regions during the first quarter of fiscal 2019 when compared to the prior year. New implementations and existing customer upgrade projects continue to generate demand for our professional services. In addition, we also provided personnel augmentation services to one of our cloud customers, mainly through subcontractors at minimal margins. We expect professional services revenue will decrease from its current level when augmentation services are completed.

 Total Cost of Revenue

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2018	April 30, 2017	Currency	Fluctuations	$	%
Cost of revenue
Cost of subscription	$8,228	$7,720	$(416)	$(92)	$(508)	-7%
Cost of license	664	685	21	-	21	3%
Cost of maintenance and other	7,865	7,694	28	(199)	(171)	-2%
Cost of professional services	24,310	18,767	(4,514)	(1,029)	(5,543)	-30%
Total cost of revenue	$41,067	$34,866	$(4,881)	$(1,320)	$(6,201)	-18%
Percentage of revenue	48%	49%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $41.1 million and $36.2 million for the first quarter of fiscal 2019 and 2018, respectively and as a percentage of total revenue was 48% for the first quarter of fiscal 2019 and 2018. The non-currency related increase in cost of revenue of $4.9 million, or 14%, in the first quarter of fiscal 2019 compared to the same period last year was primarily due to higher hosting costs associated with the growth of our cloud business and higher third-party contractor, travel and personnel costs associated with increased professional services revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $8.2 million for the first quarter of fiscal 2019, representing a $0.4 million, or 5%, increase from $7.8 million for the same period last year. The non-currency related increase in cost of subscription of $0.4 million in the first quarter of fiscal 2019 compared to the same period last year was primarily due to higher hosting costs of $0.7 million partially offset by $0.2 million of personnel costs cross charged to our services department to support conversion and upgrade projects. Cost of subscription as a percentage of subscription revenue was 38% and 50% in the first quarter of fiscal 2019 and 2018, respectively. Subscription margins improved due to achieving greater economies of scale as we increase revenue as well as improved automation of some processes in our cloud operations department. We expect to continue to improve our subscription margins over time as we leverage ongoing economies of scale and operational efficiencies, but we also anticipate quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

Cost of License.On a constant currency basis, cost of license was $0.7 million for the first quarter of fiscal 2019 and 2018 and primarily relates to royalties. As a percent of license revenue, cost of license remained relatively consistent year over year.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $7.9 million for the first quarter of fiscal 2019 and 2018. Cost of maintenance and other as a percentage of maintenance and other revenue was 25% and 24% in the first quarter of fiscal 2019 and 2018, respectively.

Cost of Professional Services. On a constant currency basis, cost of professional services was $24.3 million for the first quarter of fiscal 2019, representing a $4.5 million, or 23%, increase from $19.8 million for the same period last year. The non-currency related increase in cost of professional services of $4.5 million was primarily due to higher third-party contractor costs of $2.0 million, higher salaries and related costs of $1.0 million, as a result of higher headcount of approximately 51 people, higher travel of $1.0 million and higher information technology and facilities allocated costs of $0.3 million. Cost of professional services as a percentage of professional services revenue was 90% and 99% for the first quarter of fiscal 2019 and 2018, respectively. Our professional services margin in the first quarter of fiscal 2019 included additional services revenue of $1.8 million recognized in accordance with Topic 606 rules which under Topic 605 would not have been recognized.  Without the additional revenue related to Topic 606, cost of professional services as a percentage of revenue would have been 97% for the first quarter of fiscal 2019.

Sales and Marketing

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2018	April 30, 2017	Currency	Fluctuations	$	%
Sales and marketing	$19,946	$17,587	$(1,570)	$(789)	$(2,359)	-13%
Percentage of revenue	23%	25%

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

On a constant currency basis, sales and marketing expense was $19.9 million for the first quarter of fiscal 2019, representing a $1.5 million, or 8%, increase from $18.4 million for the same period last year. The non-currency related increase in sales and marketing expense of $1.5 million in the first quarter of fiscal 2019 compared to the same period last year was primarily due to higher salaries and related costs of $0.9 million as a result of higher headcount of approximately 18 people, higher capitalized commission expense of $0.3 million and higher travel of $0.2 million.

Research and Development

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2018	April 30, 2017	Currency	Fluctuations	$	%
Research and development	$14,006	$11,532	$(2,020)	$(454)	$(2,474)	-21%
Percentage of revenue	16%	16%

Research and development is expensed as incurred and consists primarily of salaries, benefits, bonuses, stock-based compensation, training and travel expense for research and development employees and professional services, such as fees paid to software development firms and independent contractors. Research and development expense also includes an allocation of information technology and facilities costs, and is reduced by capitalized localizations and translations costs.

On a constant currency basis, research and development expense was $14.0 million for the first quarter of fiscal 2019, representing a $2.0 million, or 17%, increase from $12.0 million for the same period last year. The non-currency related increase in research and development expense of $2.0 million in the first quarter of fiscal 2019 compared to the same period last year was primarily due to higher salaries and related costs of $1.0 million, as a result of higher headcount of approximately 21 people, and higher third-party contractor costs of $0.6 million.

General and Administrative

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	April 30, 2018	April 30, 2017	Currency	Fluctuations	$	%
General and administrative	$9,362	$8,593	$(509)	$(260)	$(769)	-9%
Percentage of revenue	11%	12%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $9.4 million for the first quarter of fiscal 2019, representing a $0.5 million, or 6%, increase from $8.9 million for the same period last year. The non-currency related increase in general and administrative expense of $0.5 million in the first quarter of fiscal 2019 compared to the same period last year was primarily due to higher salaries and related costs of $0.2 million, higher stock compensation of $0.1 million and higher legal and accounting fees of $0.1 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $0.2 million for the first quarter of fiscal 2018 and zero for the first quarter of fiscal 2019. Amortization expense was due to the intangible assets acquired from our DynaSys and CEBOS acquisitions that became fully amortized at the end of fiscal 2018.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
(in thousands)	April 30, 2018	$	%	April 30, 2017
Other (income) expense
Interest income	$(524)	$(356)	-212%	$(168)
Interest expense	157	1	1%	156
Other (income) expense, net	(404)	(1,008)	-167%	604
Total other (income) expense, net	$(771)	$(1,363)	-230%	$592
Percentage of revenue	1%			1%

Net other (income) expense was $(0.8) million and $0.6 million for the first three months of fiscal 2019 and fiscal 2018, respectively. The change in net other (income) expense was primarily related to lower foreign exchange losses of $0.9 million and higher interest income of $0.4 million.

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

Income Tax Expense

	Three Months Ended	Increase Compared to Prior Period		Three Months Ended
(in thousands)	April 30, 2018	$	%	April 30, 2017
Income tax expense	$1,183	$563	91%	$620
Percentage of revenue	1%			1%
Effective tax rate	46%			-32%

We recorded income tax expense of $1.2 million and $0.6 million for the first quarter of fiscal 2019 and 2018, respectively. Our effective tax rate increased to 46% for the first quarter of fiscal 2019 compared to (32%) for the same period in the prior year. In both fiscal periods we calculated our income tax expense based on actual quarterly results since they provided a more reliable estimate of quarterly tax expense.  The increase in the effective tax rate was primarily due to taxable profits and an increase in foreign tax expense due to the jurisdictional mix in the first quarter of fiscal 2019 compared to a loss for the same period of fiscal 2018.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margins, non-GAAP pre-tax income and estimated income tax expense on GAAP earnings each meet the definition of a non-GAAP financial measure. We define the non-GAAP measures as follows:

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

●	Estimated income tax expense on GAAP earnings - Defined as GAAP total tax expense excluding changes in reserves for unrecognized tax benefits.

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

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Total revenue	$86,190	$71,382

Net income (loss)	1,397	(2,571)
Add back:
Net interest (income) expense	(367)	(12)
Depreciation	1,200	1,104
Amortization	159	416
Income taxes	1,183	620
EBITDA	$3,572	$(443)
Add back:
Stock-based compensation expense	2,106	1,768
Change in fair value of interest rate swap	(117)	(13)
Adjusted EBITDA	$5,561	$1,312
Adjusted EBITDA margin	6%	2%

Non-GAAP pre-tax income (loss) reconciliation
Income (loss) before income taxes	$2,580	$(1,951)
Add back
Stock-based compensation expense	2,106	1,768
Amortization of purchased intangible assets	-	342
Change in fair value of interest rate swap	(117)	(13)
Non-GAAP income before income taxes	$4,569	$146

Estimated income tax expense on GAAP earnings	$1,112	$648

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

At April 30, 2018, our principal sources of liquidity were cash and equivalents totaling $144.4 million and net accounts receivable of $56.9 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2018.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our cash and equivalents are held by diversified financial institutions globally, and as of April 30, 2018 the portion of our cash and equivalents held by or invested through Bank of America was approximately 95%. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held by foreign subsidiaries was 72% and 69% as of April 30, 2018 and January 31, 2018, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions.  In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. We do not anticipate changing our intention regarding permanently reinvested earnings as of the balance sheet date.

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

The following table summarizes our cash flows for the three months ended April 30, 2018 and 2017, respectively.

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$3,785	$7,882
Net cash used in investing activities	(1,272)	(795)
Net cash used in financing activities	(4,195)	(299)
Effect of foreign exchange rates on cash and equivalents	(952)	1,478
Net (decrease) increase in cash and equivalents	$(2,634)	$8,266

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow.Net cash flows provided by operating activities were $3.8 million and $7.9 million for the first three months of fiscal 2019 and 2018, respectively. The decrease in cash flows from operating activities was due primarily to higher payments for bonuses and commissions paid in the first quarter of fiscal 2019 related to our fourth quarter fiscal 2018 results.

Net cash used in investing activities consisted primarily of capital expenditures of $1.1 million and $0.7 million for the first three months of fiscal 2019 and 2018, respectively. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. We paid withholding taxes of $4.1 million and $0.2 million for the first three months of fiscal 2019 and 2018, respectively, on vested restricted stock units and exercised stock appreciation rights. In the first quarter of fiscal 2019, the Lopkers exercised their SAR grant and opted to receive shares net of the taxes owed. We elected to pay the taxes owed with cash on hand rather than sell shares to cover the taxes.

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

DSO under the countback method was relatively consistent at 56 days and 55 days as of April 30, 2018 and 2017, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 59 days and 58 days April 30, 2018 and 2017, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2018 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2018 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018. During the quarter ended April 30, 2018 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Notes Payable

Effective May 30, 2012 QAD Ortega Hill, LLC, our wholly owned limited liability company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 1.90% at April 30, 2018. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2018 was $13.7 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2018 and the first three months of fiscal 2019 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of April 30, 2018.

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

For the three months ended April 30, 2018 and 2017, approximately 54% and 50%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 41% and 40% for the three months ended April 30, 2018 and 2017, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 58%.

For the three months ended April 30, 2018 and 2017, foreign currency transaction and remeasurement (gains) losses totaled $(0.3) million and $0.6 million, respectively, and are included in other (income) expense, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.5 million.

These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates from the 2018 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our long-term debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2018 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

Changes in internal control over financial reporting.  We adopted and implemented Topic 606 in the first quarter of fiscal 2019, which impacted our consolidated balance sheet and our ongoing revenue recognition. See Note 2 “Revenue” within Notes to Condensed Consolidated Financial Statements, for more information on the impacts of adopting Topic 606 and ongoing considerations. In connection with the adoption of Topic 606, we modified our internal control over financial reporting (as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including our accounting policies and procedures, operational processes and documentation practices. These modifications included:

•	updates to our policies and procedures for revenue recognition, including assessment of SSP and documentation processes related to meeting the new criteria for revenue recognition;

•	changes to our contract review controls to take into account the new criteria for recognizing revenue, with specific focus on assessing whether the allocation objective is met;

•	the addition of controls for reviewing recoverability of contract assets and reevaluation of our significant contract judgments and estimates on a periodic basis; and

•	the addition of controls to address related required disclosures, including processes to evaluate changes in contract assets and liabilities and disaggregation of revenue.

Other than the impacts due to the adoption of Topic 606 described above, there have been no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2018.

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

QAD Inc.

(Registrant)

Date: June 8, 2018	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)