Form 10-Q
period 2018-10-31
QAD INC
filed 2018-12-10
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):

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

As of November 30, 2018, there were 16,362,810 shares of the Registrant’s Class A common stock outstanding and 3,263,906 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31, 2018	January 31, 2018
Assets

Current assets:
Cash and equivalents	$138,080	$147,023
Accounts receivable, net of allowances of $2,161 and $1,763 at October 31, 2018 and January 31, 2018, respectively	46,420	83,518
Other current assets, net	19,493	15,856
Total current assets	203,993	246,397
Property and equipment, net	29,600	30,408
Capitalized software costs, net	1,486	990
Goodwill	12,284	11,023
Deferred tax assets, net	11,363	7,944
Other assets, net	11,784	3,055
Total assets	$270,510	$299,817

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$481	$466
Accounts payable	10,660	14,818
Deferred revenue	80,537	116,693
Other current liabilities	35,059	43,460
Total current liabilities	126,737	175,437
Long-term debt	12,957	13,313
Other liabilities	4,773	5,439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,215 shares at both October 31, 2018 and January 31, 2018	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both October 31, 2018 and January 31, 2018	4	4
Additional paid-in capital	194,292	200,456
Treasury stock, at cost (517,582 shares and 892,700 shares at October 31, 2018 and January 31, 2018, respectively)	(7,384)	(12,461)
Accumulated deficit	(52,047)	(75,559)
Accumulated other comprehensive loss	(8,838)	(6,828)
Total stockholders’ equity	126,043	105,628
Total liabilities and stockholders’ equity	$270,510	$299,817

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Revenue:
Subscription	$23,863	$17,190	$67,813	$49,953
License	4,631	6,628	16,458	18,636
Maintenance and other	30,401	32,407	92,458	96,284
Professional services	20,682	20,700	73,581	59,392
Total revenue	79,577	76,925	250,310	224,265

Costs of revenue:
Subscription	8,686	7,605	25,248	22,753
License	534	690	1,772	2,203
Maintenance and other	7,716	7,840	23,355	23,374
Professional services	20,425	21,911	68,489	61,276
Total cost of revenue	37,361	38,046	118,864	109,606

Gross profit	42,216	38,879	131,446	114,659

Operating expenses:
Sales and marketing	18,447	17,697	57,895	52,981
Research and development	13,155	12,111	40,674	35,332
General and administrative	8,095	8,556	26,823	26,373
Amortization of intangibles from acquisitions	45	85	45	359
Total operating expenses	39,742	38,449	125,437	115,045

Operating income (loss)	2,474	430	6,009	(386)

Other (income) expense:
Interest income	(646)	(440)	(1,913)	(1,101)
Interest expense	177	195	488	508
Other (income) expense, net	(636)	(413)	(1,309)	1,399
Total other (income) expense	(1,105)	(658)	(2,734)	806

Income (loss) before income taxes	3,579	1,088	8,743	(1,192)
Income tax expense	597	1,249	3,251	2,701

Net income (loss)	$2,982	$(161)	$5,492	$(3,893)

Basic net income (loss) per share
Class A	$0.16	$(0.01)	$0.29	$(0.21)
Class B	$0.13	$(0.01)	$0.24	$(0.17)
Diluted net (loss) income per share
Class A	$0.14	$(0.01)	$0.26	$(0.21)
Class B	$0.12	$(0.01)	$0.23	$(0.17)

Net income (loss)	$2,982	$(161)	$5,492	$(3,893)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,174)	(743)	(2,010)	1,029
Total comprehensive income (loss)	$1,808	$(904)	$3,482	$(2,864)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$5,492	$(3,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,100	4,401
Amortization of costs capitalized to obtain and fulfill contracts	3,107	-
Net change in valuation allowance	3,760	4,182
Other deferred income taxes	(824)	(4,565)
Loss on disposal of equipment	26	52
Provision for doubtful accounts and sales adjustments	926	675
Stock compensation expense	7,618	6,671
Change in fair value of derivative instrument	(198)	(103)
Changes in assets and liabilities:
Accounts receivable	33,923	19,085
Costs capitalized to obtain and fulfill contracts	(2,510)	-
Other assets	688	2,023
Accounts payable	(3,503)	(981)
Deferred revenue	(30,977)	(23,839)
Other liabilities	(6,511)	(864)
Net cash provided by operating activities	15,117	2,844
Cash flows from investing activities:
Purchase of property and equipment	(3,225)	(2,587)
Acquisition of businesses, net of cash acquired	(2,655)	-
Capitalized software costs	(778)	(809)
Net cash used in investing activities	(6,658)	(3,396)
Cash flows from financing activities:
Repayments of debt	(350)	(333)
Tax payments related to stock awards	(8,705)	(3,243)
Cash dividends paid	(4,105)	(4,021)
Net cash used in financing activities	(13,160)	(7,597)

Effect of exchange rates on cash and equivalents	(4,242)	3,094

Net decrease in cash and equivalents	(8,943)	(5,055)

Cash and equivalents at beginning of period	147,023	145,082

Cash and equivalents at end of period	$138,080	$140,027

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$458	$458
Income taxes, net of refunds	$2,558	$2,865

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP accounting principles for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. Because of seasonal and other factors, results of operations for the three and nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three or nine months ended October 31, 2018, that are of significance, or potential significance, to the Company.

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

 Adjustments to beginning consolidated balance sheet accounts

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for the new accounting standards adopted by the Company on the first day of fiscal 2019:

	Jan. 31, 2018	Topic 606	ASU2016-16 (1)	Feb. 1, 2018
	(in thousands)
Assets
Current assets:
Cash and equivalents	$147,023	$-	$-	$147,023
Accounts receivable, net	83,518	-	-	83,518
Other current assets, net	15,856	4,013	-	19,869
Total current assets	246,397	4,013	-	250,410
Property and equipment, net	30,408	-	-	30,408
Capitalized software costs, net	990	-	-	990
Goodwill	11,023	-	-	11,023
Deferred tax assets, net	7,944	(1,643)	9,584	15,885
Other assets, net	3,055	8,421	-	11,476
Total assets	$299,817	$10,791	$9,584	$320,192

Liabilities and stockholders’ equity
Current portion of long-term debt	$466	$-	$-	$466
Accounts payable	14,818	-	-	14,818
Deferred revenue	116,693	(1,239)	-	115,454
Other current liabilities	43,460	-	-	43,460
Total current liabilities	175,437	(1,239)	-	174,198
Long-term debt	13,313	-	-	13,313
Other liabilities	5,439	(511)	-	4,928
Stockholders’ equity
Common stock - Class A	16	-	-	16
Common stock - Class B	4	-	-	4
Additional paid-in capital	200,456	-	-	200,456
Treasury stock	(12,461)	-	-	(12,461)
Accumulated deficit	(75,559)	12,541	9,584	(53,434)
Accumulated other comprehensive loss	(6,828)	-	-	(6,828)
Total stockholders’ equity	105,628	12,541	9,584	127,753
Total liabilities and stockholders’ equity	$299,817	$10,791	$9,584	$320,192

 ___________________________

(1)	For further information about the adoption of Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory see Note 9 “Income Taxes.”

The following table summarizes the effects of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheet as of October 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands)
Assets
Current assets:
Cash and equivalents	$138,080	$-	$138,080
Accounts receivable, net	46,420	-	46,420
Other current assets, net	19,493	(4,087)	15,406
Total current assets	203,993	(4,087)	199,906
Property and equipment, net	29,600	-	29,600
Capitalized software costs, net	1,486	-	1,486
Goodwill	12,284	-	12,284
Deferred tax assets, net	11,363	959	12,322
Other assets, net	11,784	(7,438)	4,346
Total assets	$270,510	$(10,566)	$259,944

Liabilities and stockholders’ equity
Current portion of long-term debt	$481	$-	$481
Accounts payable	10,660	-	10,660
Deferred revenue	80,537	3,630	84,167
Other current liabilities	35,059	-	35,059
Total current liabilities	126,737	3,630	130,367
Long-term debt	12,957	-	12,957
Other liabilities	4,773	645	5,418
Stockholders’ equity
Common stock - Class A	16	-	16
Common stock - Class B	4	-	4
Additional paid-in capital	194,292	-	194,292
Treasury stock	(7,384)	-	(7,384)
Accumulated deficit	(52,047)	(14,861)	(66,908)
Accumulated other comprehensive loss	(8,838)	20	(8,818)
Total stockholders’ equity	126,043	(14,841)	111,202
Total liabilities and stockholders’ equity	$270,510	$(10,566)	$259,944

The following table summarizes the effects of adopting Topic 606 on the Company’s Condensed Consolidated Statement of Income for the three months ended October 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands, except per share amounts)
Revenue
Subscription fees	$23,863	$(517)	$23,346
License fees	4,631	188	4,819
Maintenance and other	30,401	50	30,451
Professional services	20,682	(231)	20,451
Total revenue	79,577	(510)	79,067
Cost of revenue:
Subscription fees	8,686	(38)	8,648
License fees	534	-	534
Maintenance and other	7,716	-	7,716
Professional services	20,425	-	20,425
Total cost of revenue	37,361	(38)	37,323
Gross profit	42,216	(472)	41,744
Operating expenses:
Sales and marketing	18,447	(306)	18,141
Research and development	13,155	(59)	13,096
General and administrative	8,095	-	8,095
Amortization of intangibles from acquisitions	45	-	45
Total operating expenses	39,742	(365)	39,377
Operating income	2,474	(107)	2,367
Other (income) expense
Interest income	(646)	-	(646)
Interest expense	177	-	177
Other income	(636)	-	(636)
Total other income, net	(1,105)	-	(1,105)
Income before income taxes	3,579	(107)	3,472
Income tax expense	597	4	601
Net income	$2,982	$(111)	$2,871
Basic income per share
Class A	$0.16	$(0.01)	$0.15
Class B	$0.13	$(0.00)	$0.13
Diluted income per share
Class A	$0.14	$(0.01)	$0.13
Class B	$0.12	$(0.00)	$0.12

The following table summarizes the effects of adopting Topic 606 on the Company’s Condensed Consolidated Statement of Income for the nine months ended October 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands, except per share amounts)
Revenue
Subscription fees	$67,813	$(1,074)	$66,739
License fees	16,458	(1,198)	15,260
Maintenance and other	92,458	163	92,621
Professional services	73,581	(1,077)	72,504
Total revenue	250,310	(3,186)	247,124
Cost of revenue:
Subscription fees	25,248	(24)	25,224
License fees	1,772	-	1,772
Maintenance and other	23,355	-	23,355
Professional services	68,489	-	68,489
Total cost of revenue	118,864	(24)	118,840
Gross profit	131,446	(3,162)	128,284
Operating expenses:
Sales and marketing	57,895	(590)	57,305
Research and development	40,674	(177)	40,497
General and administrative	26,823	-	26,823
Amortization of intangibles from acquisitions	45	-	45
Total operating expenses	125,437	(767)	124,670
Operating income	6,009	(2,395)	3,614
Other (income) expense
Interest income	(1,913)	-	(1,913)
Interest expense	488	-	488
Other income	(1,309)	-	(1,309)
Total other income, net	(2,734)	-	(2,734)
Income before income taxes	8,743	(2,395)	6,348
Income tax expense	3,251	(75)	3,176
Net income	$5,492	$(2,320)	$3,172
Basic income per share
Class A	$0.29	$(0.12)	$0.17
Class B	$0.24	$(0.10)	$0.14
Diluted income per share
Class A	$0.26	$(0.11)	$0.15
Class B	$0.23	$(0.10)	$0.13

The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(in thousands)
Net income	$5,492	$(2,320)	$3,172
Amortization of costs capitalized to obtain and fulfill contracts	3,107	(2,483)	624
Net change in valuation allowance	3,760	648	4,408
Changes in operating assets and liabilities:
Costs capitalized to obtain and fulfill contracts	(2,510)	1,868	(642)
Other assets	688	(258)	430
Deferred revenue	(30,977)	2,525	(28,452)
Net cash provided by operating activities	15,117	(20)	15,097
Effect of exchange rates on cash and equivalents	(4,242)	20	(4,222)

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows for an additional optional transition method where comparative periods presented in the financial statements in the period of adoption will not be restated and instead those periods will be presented under existing guidance in accordance with ASC 840, Leases. The ASUs are effective for the Company in its first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. The Company has elected to not restate prior periods and will present the cumulative effect of applying the new standard within the opening balance of retained earnings on February 1, 2019, and the Company intends to elect certain other available practical expedients upon adoption. The Company’s leases are made up mostly of real estate, vehicle and equipment leases. As a result, the Company anticipates that ASC 842 will have a material impact on the condensed consolidated balance sheet due to the recognition of ROU assets and lease liabilities for operating leases. The Company does not expect that adoption will have a material impact on the condensed consolidated statement of operations and the statement of cash flows.

The Company has completed the first phase of the lease implementation project which includes scoping and contract review. The Company is in the process of completing the quantification of the lease assets and liabilities, assessment of implementation controls, and documentation of the new ASC 842 accounting policy. The Company is continuing to evaluate the impact of this guidance on its financial position, results of operations, cash flows and related disclosures and anticipates that adoption may require changes to its systems and processes.

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

The Company determines revenue recognition through the following steps:

-	Identification of the contract, or contracts, with a customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells its software products on a stand-alone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

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

The Company’s revenue by geography is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
North America	$39,870	$37,319	$119,183	$105,845
EMEA	22,549	21,439	74,542	64,547
Asia Pacific	12,348	12,550	37,773	37,683
Latin America	4,810	5,617	18,812	16,190
Total revenue	$79,577	$76,925	$250,310	$224,265

The Company’s revenue by industry is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Automotive	$31,035	$29,232	$102,760	$84,508
Consumer products and food and beverage	12,732	11,539	40,049	34,353
High technology and industrial products	23,873	25,385	74,231	72,534
Life sciences	11,937	10,769	33,270	32,870
Total revenue	$79,577	$76,925	$250,310	$224,265

Management Judgments

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

If a group of agreements are entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

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

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of October 31, 2018. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	As of
	October 31, 2018	February 1, 2018
	(In thousands)
Contract assets, short-term (in Other current assets, net)	$1,452	$890
Contract assets, long-term (in Other assets, net)	-	110
Total contract assets	$1,452	$1,000
Deferred revenue, short-term	$80,537	$115,454
Deferred revenue, long-term (in Other labilities)	1,071	1,644
Total deferred revenue	$81,608	$117,098

During the three and nine months ended October 31, 2018, the Company recognized $50.2 million and $150.1 million of revenue, respectively, that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $214 million as of October 31, 2018, of which the Company expects to recognize approximately $130.6 million as revenue over the next 12 months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	As of
	October 31, 2018	January 31, 2018
	(in thousands)
Deferred maintenance	$50,708	$80,811
Deferred subscription	27,751	31,034
Deferred professional services	1,811	3,523
Deferred license	95	756
Deferred other revenue	172	569
Deferred revenues, current	80,537	116,693
Deferred revenues, non-current (in Other liabilities)	1,071	2,156
Total deferred revenues	$81,608	$118,849

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in other current assets and other long-term assets, respectively, in the Company’s Condensed Consolidated Balance Sheets. At October 31, 2018 and January 31, 2018, the Company had $10.4 million and $10.1 million, respectively, of deferred commissions and sales agent fees. For the three and nine months ended October 31, 2018, $0.9 million and $2.7 million, respectively, of amortization expense related to deferred commissions and sales agent fees was recorded in sales and marketing expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in other current assets and long-term assets in the Company’s Condensed Consolidated Balance Sheets. At October 31, 2018 and January 31, 2018 the Company had deferred setup costs of $1.5 million. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the three and nine months ended October 31, 2018, $0.1 million and $0.4 million, respectively, of amortization expense related to deferred setup costs was recorded in cost of subscription in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the three or nine months ended October 31, 2018.

3.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$2,982	$(161)	$5,492	$(3,893)
Less: Dividends declared	(1,374)	(1,345)	(4,105)	(4,021)
Undistributed net income (loss)	$1,608	$(1,506)	$1,387	$(7,914)

Net income (loss) per share – Class A Common Stock
Dividends declared	$1,178	$1,152	$3,518	$3,442
Allocation of undistributed net income (loss)	1,379	(1,291)	1,189	(6,774)
Net income (loss) attributable to Class A common stock	$2,557	$(139)	$4,707	$(3,332)

Weighted average shares of Class A common stock outstanding— basic	16,358	16,011	16,235	15,913
Weighted average potential shares of Class A common stock	1,590	—	1,676	—
Weighted average shares of Class A common stock and potential common shares outstanding— diluted	17,948	16,011	17,911	15,913

Basic net income (loss) per Class A common share	$0.16	$(0.01)	$0.29	$(0.21)
Diluted net income (loss) per Class A common share	$0.14	$(0.01)	$0.26	$(0.21)

Net income (loss) per share – Class B Common Stock
Dividends declared	$196	$193	$587	$579
Allocation of undistributed net income (loss)	229	(215)	198	(1,140)

Net income (loss) attributable to Class B common stock	$425	$(22)	$785	$(561)

Weighted average shares of Class B common stock outstanding— basic	3,264	3,214	3,253	3,212
Weighted average potential shares of Class B common stock	169	—	176	—
Weighted average shares of Class B common stock and potential common shares outstanding— diluted	3,433	3,214	3,429	3,212

Basic net income (loss) per Class B common share	$0.13	$(0.01)	$0.24	$(0.17)
Diluted net income (loss) per Class B common share	$0.12	$(0.01)	$0.23	$(0.17)

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Class A	241	3,366	285	3,209
Class B	—	378	—	384

4.	FAIR VALUE MEASUREMENTS

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

The following table sets forth the financial assets, measured at fair value, as of October 31, 2018 and January 31, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(in thousands)
Money market mutual funds as of October 31, 2018 (a)	$110,893
Money market mutual funds as of January 31, 2018 (a)	$115,416
Asset related to the interest rate swap as of October 31, 2018 (b)		$385
Asset related to the interest rate swap as of January 31, 2018 (b)		$187

___________________________

(a) Money market mutual funds are recorded at fair value based upon quoted market prices.

(b) The asset related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

(c) There were no financial assets measured using Significant Unobservable Inputs (Level 3).

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $27 million and $32 million as of October 31, 2018 and January 31, 2018, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurement levels during the nine months ended October 31, 2018.

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

The fair values of the derivative instrument at October 31, 2018 and January 31, 2018 were as follows (in thousands):

	Asset
		Fair Value
	Balance Sheet Location	October 31, 2018	January 31, 2018
Derivative instrument:
Interest rate swap	Other assets, net	$385	$187
Total		$385	$187

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was $46,000 and $198,000 for the three and nine months ended October 31, 2018 and $106,000 and $103,000 for the three and nine months ended October 31, 2017.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2018 and January 31, 2018 were as follows:

	October 31, 2018	January 31, 2018
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$2,026	$1,516
Acquired software technology	135	-
	2,161	1,516
Less accumulated amortization	(675)	(526)
Capitalized software costs, net	$1,486	$990

The Company’s capitalized software development costs relate to translations and localizations of QAD Enterprise Applications. Acquired software technology costs relate to acquired technology purchased during the second quarter fiscal 2019.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first nine months of fiscal 2019, approximately $0.3 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.2 million and $0.4 million for the three and nine months ended October 31, 2018 and $0.2 million and $0.6 million for the three and nine months ended October 31, 2017. Amortization of capitalized software costs is included in “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of October 31, 2018:

Fiscal Years	(in thousands)
2019 remaining	$177
2020	660
2021	476
2022	132
Thereafter	41
$1,486

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2018	$26,631	$(15,608)	$11,023
Additions	1,584	-	1,584
Impact of foreign currency translation	(323)	-	(323)
Balance at October 31, 2018	$27,892	$(15,608)	$12,284

Additions to goodwill were a result of immaterial acquisitions where the purchase price exceeded the estimated fair value of the acquired net assets. Pro forma financial information for the acquisitions has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2018. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2017. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2018. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the nine months ended October 31, 2018 that would cause the Company to test goodwill for impairment.

Intangible Assets

October 31, 2018
(in thousands)
Amortizable intangible assets
Customer relationships	$1,258
Less: accumulated amortization	(45)
Net amortizable intangible assets	$1,213

The Company’s intangible assets as of October 31, 2018 are related to the acquisitions completed in the second and third quarters of fiscal 2019. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets, and are amortized over an estimated 5 year useful life.

The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of October 31, 2018:

Fiscal Years	(in thousands)
2019 remaining	$60
2020	243
2021	243
2022	243
Thereafter	424
$1,213

7.	DEBT

	October 31, 2018	January 31, 2018
	(in thousands)
Note payable	$13,476	$13,825
Less current maturities	(481)	(466)
Less loan origination costs, net	(38)	(46)
Long-term debt	$12,957	$13,313

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, wholly owned by the Company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 2.29% at October 31, 2018. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2018 was $13.5 million.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2018	$(6,828)
Other comprehensive loss before reclassifications	(2,010)
Amounts reclassified from accumulated other comprehensive loss	-
Net current period other comprehensive loss	(2,010)
Balance as of October 31, 2018	$(8,838)

9.	INCOME TAXES

In determining the provision for income taxes for the first nine months of fiscal 2019, the Company calculated income tax expense based on the estimated annual tax rate for the year, compared to the prior year when the Company calculated income tax expense based on actual quarterly results. The annual effective tax rate was adjusted for discrete items recorded during both periods. The estimated annual tax rate for the year was used in the current period since the Company is forecasting profits for the full fiscal year 2019.

The Company recorded income tax expense of $0.6 million and $1.2 million in the third quarter of fiscal 2019 and 2018, respectively. The Company’s effective tax rate decreased to 17% during the third quarter of fiscal 2019 compared to 115% for the same period in the prior year. The difference in the effective tax rate is primarily due applying an annual effective tax rate to the forecasted profits in the third quarter of fiscal 2019 compared to calculating income tax expense based on actual quarterly results for the same period of fiscal 2018.

The Company recorded income tax expense of $3.3 million and $2.7 million for the first nine months of fiscal 2019 and 2018, respectively. The Company’s effective tax rate was 37% compared to (227%) for the same period in the prior year. The change in the effective tax rate is primarily due to forecasted profits for the first nine months of fiscal 2019 compared to the pre-tax loss for the same period of fiscal 2018.

When calculating income tax expense for the first nine months of fiscal 2019, the Company considered the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted December 22, 2017. The Tax Act imposed a deemed repatriation tax on accumulated earnings of foreign subsidiaries, reduced the U.S. corporate tax rate to 21% and introduced a new tax on global intangible low taxed income (“GILTI”). On August 1, 2018, the IRS and U.S. Department of Treasury issued proposed regulations on the one-time transition tax under Section 965.

As of October 31, 2018, the Company has not completed its accounting for all the tax effects of the 2017 Tax Act. However, the Company made what it believes to be a reasonable estimate of certain effects of the 2017 Tax Act. During the third quarter of fiscal 2019, the Company maintained its provisional estimate of the fiscal 2018 deemed repatriation tax of $10.0 million. This additional income tax expense was partially offset by net operating losses and tax credits. Subsequent to the close of the third quarter fiscal 2019, the Company completed its calculations of the Transition Tax and finalized its U.S. federal income tax return. The provisional tax expense for the Transition Tax is anticipated to be reduced from $2.0 million to $0.7 million. Due to the complexities of the calculations and the pending authoritative guidance the Company considers all tax reform related amounts as provisional. The Company expects final accounting related to the remeasurement of its existing deferred tax assets under SAB 118 to be complete during the fourth quarter of fiscal year 2019. The Company elected to pay the estimated repatriation tax liability over a period of eight years as permitted by the Tax Act.

The Company included a provision for GILTI in the Company’s tax expense for the first nine months of fiscal 2019. The provisional GILTI estimate considered the proposed regulations released on September 13, 2018 by the U.S. Department of Treasury. Cash taxes and the Company’s effective tax rate were only slightly impacted by GILTI since the Company has sufficient tax credits to offset the additional liability. The Company has not recorded deferred taxes related to these GILTI provisions and has not yet determined its policy election with respect to whether it will treat GILTI as a current-period expense when incurred (the “period cost method”) or factor such amount into the measurement of deferred taxes (the “deferred method”). This decision will be made by year end as we evaluate the impact of proposed regulations and notices.

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

The gross amount of unrecognized tax benefits was $1.2 million at October 31, 2018, including interest and penalties. During the quarter the balance was reduced by $0.5 million after a tax dispute was resolved with the tax authority in one of our foreign jurisdictions. The unrecognized tax benefits were reduced by $0.9 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2018, the Company has accrued approximately $0.1 million of interest and penalty expense relating to unrecognized tax benefits.

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. Management assesses historic, current and future financial projections by jurisdiction to draw its conclusion. During fiscal 2017, a valuation allowance for U.S. federal and state deferred tax assets was established.  For the quarter ended October 31, 2018, the Company continues to maintain a full valuation allowance on its U.S. federal and state deferred tax assets.  At October 31, 2018 and January 31, 2018, the valuation allowance attributable to deferred tax assets was $35.4 million and $33.7 million, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013, 2014

●	Netherlands for fiscal year ended January 31, 2016

●	Germany for fiscal years ended January 31, 2015, 2016, 2017

●	Tennessee for fiscal years ended January 31, 2014, 2015, 2016, 2017

During fiscal 2019, the Company closed the following audits with no adjustment:

●	Iowa for fiscal year ended January 31, 2014

●	Kentucky for fiscal year ended January 31, 2016

10.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first nine months of fiscal 2019:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	(in thousands)
9/11/2018	9/25/2018	10/2/2018	$0.072	$0.06	$1,374
6/11/2018	6/25/2018	7/6/2018	$0.072	$0.06	$1,372
4/10/2018	4/24/2018	5/1/2018	$0.072	$0.06	$1,359

11.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 5 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2018.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of subscription	$65	$37	$182	$98
Cost of maintenance and other revenue	148	107	358	279
Cost of professional services	353	309	906	803
Sales and marketing	611	421	1,547	1,106
Research and development	442	338	1,170	895
General and administrative	529	1,099	3,455	3,490
Total stock-based compensation expense	$2,148	$2,311	$7,618	$6,671

 RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the nine months ended October 31, 2018:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 31, 2018	653	$25.10
Granted	276	52.75
Released (1)	(262)	25.82
Forfeited	(20)	29.67
Outstanding at October 31, 2018	647	$36.47

_________________________

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2018, the Company withheld 2,000 shares for payment of these taxes at a value of $0.1 million. During the nine months ended October 31, 2018, the Company withheld 80,000 shares for payment of these taxes at a value of $4.3 million.

Total unrecognized compensation cost related to RSUs was approximately $20.4 million as of October 31, 2018. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

SAR Information

The weighted average assumptions used to value SARs granted in the nine months ended October 31, 2018 and 2017 are shown in the following table:

	Nine Months Ended October 31,
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

(4)	The Company expects to continue paying quarterly dividends at the same rate as the nine months ending on October 31, 2018.

The following table summarizes the activity for outstanding SARs for the nine months ended October 31, 2018:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2018	3,024	$17.78
Granted	380	53.50
Exercised	(386)	9.41
Expired	(5)	8.97
Forfeited	(476)	37.14
Outstanding at October 31, 2018	2,537	$20.80	3.8	$53,606
Vested and exercisable at October 31, 2018	2,062	$17.03	3.1	$49,271

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2018, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on October 31, 2018. The total intrinsic value of SARs exercised in the nine months ended October 31, 2018 was $12.3 million. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2018 was $16.99. The weighted average grant date fair value per share of SARs granted in the three and nine months ended October 31, 2017 was $9.59.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended October 31, 2018, the Company withheld 700 shares for payment of these taxes at a value of $44,000. During the nine months ended October 31, 2018, the Company withheld 103,000 shares for payment of these taxes at a value of $4.4 million.

At October 31, 2018, there was approximately $4.8 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue:
North America (1)	$39,870	$37,319	$119,183	$105,845
EMEA	22,549	21,439	74,542	64,547
Asia Pacific	12,348	12,550	37,773	37,683
Latin America	4,810	5,617	18,812	16,190
	$79,577	$76,925	$250,310	$224,265

____________________________

(1)	Sales into Canada accounted for 2% of North America total revenue in the three and nine months ended October 31, 2018 and 2017.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue; b) accounts receivable allowances for doubtful accounts; c) goodwill and intangible assets – impairment assessments; d) income taxes; and e) stock-based compensation are further discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the first nine months of fiscal 2019 except as noted below.

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

Judgment is required to determine the SSP for each distinct performance obligation. We rarely license or sell our software products on a stand-alone basis, so we are required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because we do not sell the license, product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. In making these judgments, we analyze various factors, including our pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

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

Our revenue by geography is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
North America	$39,870	$37,319	$119,183	$105,845
EMEA	22,549	21,439	74,542	64,547
Asia Pacific	12,348	12,550	37,773	37,683
Latin America	4,810	5,617	18,812	16,190
Total revenue	$79,577	$76,925	$250,310	$224,265

Our revenue by industry is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Automotive	$31,035	$29,232	$102,760	$84,508
Consumer products and food and beverage	12,732	11,539	40,049	34,353
High technology and industrial products	23,873	25,385	74,231	72,534
Life sciences	11,937	10,769	33,270	32,870
Total revenue	$79,577	$76,925	$250,310	$224,265

Management Judgments

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

 If a group of agreements are entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. We exercise judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. Our judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

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

●

We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (applies to time-and-material engagements).

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

Recoverability of these costs is subject to various business risks. Quarterly, we compare the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the nine months ended October 31, 2018.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first nine months of fiscal 2019, approximately 48% of our total revenue was generated in North America, 30% in EMEA, 15% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. Subscription, license and maintenance revenues are generally assigned to the region where a majority of the end users are located. Professional services revenue is assigned based on the region where the services are delivered. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At October 31, 2018, we employed approximately 1,950 employees worldwide, of which 650 employees were based in North America, 600 employees in EMEA, 590 employees in Asia Pacific and 110 employees in Latin America.

Our customer base and our target markets are primarily global manufacturing companies; therefore, our results are heavily influenced by the state of the manufacturing economy on a global basis. As a result, our management team monitors several economic indicators, with particular attention to the Global and Country Purchasing Managers’ Indexes (“PMI”). The PMI is a survey conducted on a monthly basis by polling businesses that represent the makeup of respective sectors. Since most of our customers are manufacturers, our revenue has historically correlated with fluctuations in the manufacturing PMI. Global macro-economic trends and manufacturing spending are important barometers for our business, and the health of the U.S., Western European and Asian economies have a meaningful impact on our financial results.

We are transitioning our business model from traditional on-premises licensing to cloud-based subscriptions. During fiscal 2018 and the first nine months of fiscal 2019, we closed most of our new customer deals in the cloud. In addition, we converted many of our existing customers from on-premises licenses to our cloud-based solution. Recurring revenue, which we define as subscription revenue plus maintenance revenue, grew 10% for the first nine months of fiscal 2019 from the same period last year, and accounted for 64% of total revenue for the first nine months of fiscal 2019, compared to 65% for the same period last year. The decline as a percentage of total revenue was due to a large increase in professional services revenue in the first nine months of fiscal 2019, which grew by 24% compared to the same period last year. We expect recurring revenue to remain a high percent of total revenue as our subscription revenue continues to grow.

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

Revenue

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
Subscription	$23,863	$17,190	$6,925	$(252)	$6,673	39%
Percentage of total revenue	30%	22%
License	4,631	6,628	(1,932)	(65)	(1,997)	-30%
Percentage of total revenue	6%	9%
Maintenance and other	30,401	32,407	(1,456)	(550)	(2,006)	-6%
Percentage of total revenue	38%	42%
Professional services	20,682	20,700	474	(492)	(18)	0%
Percentage of total revenue	26%	27%
Total revenue	$79,577	$76,925	$4,011	$(1,359)	$2,652	3%

	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
Subscription	$67,813	$49,953	$17,588	$272	$17,860	36%
Percentage of total revenue	27%	22%
License	16,458	18,636	(2,413)	235	(2,178)	-12%
Percentage of total revenue	7%	8%
Maintenance and other	92,458	96,284	(5,271)	1,445	(3,826)	-4%
Percentage of total revenue	37%	43%
Professional services	73,581	59,392	13,626	563	14,189	24%
Percentage of total revenue	29%	27%
Total revenue	$250,310	$224,265	$23,530	$2,515	$26,045	12%

Total Revenue. On a constant currency basis, total revenue was $79.6 million for the third quarter of fiscal 2019, representing a $4.0 million, or 5%, increase from $75.6 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the third quarter of fiscal 2019 included increases in subscription and professional services partially offset by decreases in license and maintenance and other. Revenue outside the North America region as a percentage of total revenue was 50% and 51% for the third quarter of fiscal 2019 and 2018, respectively. On a constant currency basis, total revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the third quarter of fiscal 2019 when compared to the same period in the prior year.

On a constant currency basis, total revenue was $250.3 million for the first nine months of fiscal 2019, representing a $23.5 million, or 10%, increase from $226.8 million for the same period last year. Total revenue in the first nine months of fiscal 2019 included $3.2 million of additional revenue recognized in accordance with new revenue recognition rules under Topic 606 compared to applying the historical revenue recognition rules under Topic 605. For additional explanation of the revenue recognition differences between Topic 606 and Topic 605, refer to the Recent Accounting Pronouncements section of Note 1 in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. When comparing categories within total revenue at constant rates, our results for the first nine months of fiscal 2019 included increases in subscription and professional services partially offset by decreases in license and maintenance and other. Revenue outside the North America region as a percentage of total revenue was 52% and 53% for the first nine months of fiscal 2019 and 2018, respectively. On a constant currency basis, total revenue increased across all regions during the first nine months of fiscal 2018 when compared to the same period in the prior year.

Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Automotive	39%	38%	41%	38%
Consumer products and food and beverage	16%	15%	16%	15%
High technology and industrial products	30%	33%	30%	32%
Life sciences	15%	14%	13%	15%
Total revenue	100%	100%	100%	100%

Subscription Revenue. Subscription revenue consists of recurring fees from customers to access our products via the cloud and other subscription offerings. Subscription revenue is billed on a quarterly or annual basis and recognized ratably over the term of the agreement, typically 12 to 60 months. On a constant currency basis, subscription revenue was $23.9 million for the third quarter of fiscal 2019, representing a $7.0 million, or 41%, increase from $16.9 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the third quarter of fiscal 2019 when compared to the same period last year. One of the metrics that management uses to monitor subscription performance is the number of new cloud deals that have been signed in the period. In the third quarter of fiscal 2019 we closed fifteen new cloud deals, including ten new cloud customers and five conversions from existing customers who previously purchased on-premises licenses. This compared to the third quarter of fiscal 2018 when we closed eighteen new cloud deals, including nine new cloud customers and nine conversions from existing customers who previously purchased on-premises licenses. The increase in subscription revenue consists of new customer sites; existing Enterprise Applications users converting from on-premises; and additional users and modules purchased by our existing cloud customers.

On a constant currency basis, subscription revenue was $67.8 million for the first nine months of fiscal 2019, representing a $17.6 million, or 35%, increase from $50.2 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first nine months of fiscal 2019 when compared to the same period year. In the first nine months of fiscal 2019 we closed 44 new cloud deals, including 29 new cloud customers and 15 conversions from existing customers who previously purchased on-premises licenses. This compared to the first nine months of fiscal 2018 when we closed 46 new cloud deals, including 27 new cloud customers and 19 conversions from existing customers who previously purchased on-premises licenses.

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

The following table presents subscription revenue by region for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
North America	57%	54%	56%	56%
EMEA	26%	24%	26%	23%
Asia Pacific	12%	14%	12%	14%
Latin America	5%	8%	6%	7%
Total cloud revenue	100%	100%	100%	100%

The following table presents subscription revenue by industry for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Automotive	32%	36%	33%	36%
Consumer products and food and beverage	18%	13%	18%	13%
High technology and industrial products	25%	24%	24%	24%
Life sciences	25%	27%	25%	27%
Total cloud revenue	100%	100%	100%	100%

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Enterprise Applications, and any add-on modules they purchase. On a constant currency basis, license revenue was $4.6 million for the third quarter of fiscal 2019, representing a $2.0 million, or 30%, decrease from $6.6 million for the same period last year. On a constant currency basis, license revenue decreased in our North America region and increased in our Latin America, Asia Pacific and EMEA regions during the third quarter of fiscal 2019 when compared to the same period last year. During the third quarter of fiscal 2019, two customers placed license orders totaling more than $0.3 million and no orders exceeded $1.0 million. This compared to fiscal 2018 in which five customers placed license orders totaling more than $0.3 million and two orders exceeded $1.0 million. The majority of our license revenue has come from additional users and from modules purchased by our existing customers. We anticipate that license revenue will decrease as more new customers subscribe to our cloud-based products and more existing customers elect to subscribe to QAD products in the cloud instead of purchasing licenses.

On a constant currency basis, license revenue was $16.5 million for the first nine months of fiscal 2019, representing a $2.4 million, or 13%, decrease from $18.9 million for the same period last year. On a constant currency basis, license revenue decreased in our North America and Asia Pacific regions and increased in our EMEA and Latin America regions during the first nine months of fiscal 2019 when compared to the same period last year. During the first nine months of fiscal 2019, seven customers placed license orders totaling more than $0.3 million and one order exceeded $1.0 million. This compared to the first nine months of fiscal 2018 in which eleven customers placed license orders totaling more than $0.3 million and two orders exceeded $1.0 million.

Maintenance and Other Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. On a constant currency basis, maintenance and other revenue was $30.4 million for the third quarter of fiscal 2019, representing a $1.5 million, or 5%, decrease from $31.9 million for the same period last year. On a constant currency basis, maintenance and other revenue decreased in all regions during the third quarter of fiscal 2019 when compared to the same period last year.  The decrease in maintenance and other revenue period over period is primarily due to continued conversions of existing customers’ perpetual licenses to a cloud subscription, in addition to our historical attrition rates. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. Though we continue to see renewal rates above 90%, conversions from on-premises to cloud have resulted in decreases in maintenance revenue and we expect this trend to continue in the future.

On a constant currency basis, maintenance and other revenue was $92.5 million for the first nine months of fiscal 2019, representing a $5.2 million, or 5%, decrease from $97.7 million for the same period last year. On a constant currency basis, maintenance and other revenue decreased in all regions during the first nine months of fiscal 2019 when compared to the same period last year. The decrease in maintenance and other revenue period over period is primarily due to conversions to the cloud, in addition to our historical attrition rates.

Our maintenance retention rate has remained in excess of 90% for the third quarter and first nine months of fiscal 2019.

Professional Services Revenue. Our professional services business includes technical and application consulting and training, implementations, migrations and upgrades related to our solutions. On a constant currency basis, professional services revenue was $20.7 million for the third quarter of fiscal 2019, representing a $0.5 million, or 2%, increase from $20.2 million for the same period last year. On a constant currency basis, professional services revenue increased in our North America region, remained relatively flat in our Asia Pacific region and decreased in our EMEA and Latin America regions during the third quarter of fiscal 2019 when compared to the same period last year. The increase in professional services revenue period over period can be attributed to a higher number of engagements and a higher amount of professional services revenue per customer. New cloud implementations and existing customer upgrade projects continue to generate demand for our professional services.

On a constant currency basis, professional services revenue was $73.6 million for the first nine months of fiscal 2019, representing a $13.6 million, or 23%, increase from $60.0 million for the same period last year. On a constant currency basis, professional services revenue increased in all regions during the first nine months of fiscal 2019 when compared to the same period last year. The increase in professional services revenue period over period can be attributed to a higher number of engagements and a higher amount of professional services revenue per customer. In addition, we also provided personnel augmentation services to one of our cloud customers, mainly through third-party contractors at low margins. For the first nine months of fiscal 2019, personnel augmentation services revenue was $7.2 million. For the first nine months of fiscal 2018, we did not provide any personnel augmentation services.

Total Cost of Revenue

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$8,686	$7,605	$(1,138)	$57	$(1,081)	-14%
Cost of license	534	690	156	-	156	23%
Cost of maintenance and other	7,716	7,840	(22)	146	124	2%
Cost of professional services	20,425	21,911	896	590	1,486	7%
Total cost of revenue	$37,361	$38,046	$(108)	$793	$685	2%
Percentage of revenue	47%	49%

	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$25,248	$22,753	$(2,464)	$(31)	$(2,495)	-11%
Cost of license	1,772	2,203	431	-	431	20%
Cost of maintenance and other	23,355	23,374	68	(49)	19	0%
Cost of professional services	68,489	61,276	(6,673)	(540)	(7,213)	-12%
Total cost of revenue	$118,864	$109,606	$(8,638)	$(620)	$(9,258)	-8%
Percentage of revenue	47%	49%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $37.4 million and $37.3 million for the third quarter of fiscal 2019 and 2018, respectively, and as a percentage of total revenue was 47% and 49% in the third quarter of fiscal 2019 and 2018, respectively. The non-currency related increase in cost of revenue of $0.1 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily due to higher hosting costs associated with the growth of our cloud business offset by lower professional services third-party contractor costs.

On a constant currency basis, total cost of revenue was $118.9 million and $110.2 million for the first nine months of fiscal 2019 and 2018, respectively, and as a percentage of total revenue was 47% and 49% for the first nine months of fiscal 2019 and 2018, respectively. The non-currency related increase in cost of revenue of $8.7 million, or 8%, in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was primarily due to higher professional services personnel, travel and third-party contractor costs associated with increased services revenue and higher hosting costs associated with the growth of our cloud business.

Cost of Subscription. On a constant currency basis, cost of subscription was $8.7 million for the third quarter of fiscal 2019, representing a $1.2 million, or 16%, increase from $7.5 million for the same period last year. The non-currency related increase in cost of subscription of $1.2 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily due to higher hosting costs of $0.9 million and higher salaries and related costs of $0.2 million. Cost of subscription as a percentage of subscription revenue was 36% and 44% in the third quarter of fiscal 2019 and 2018, respectively. Subscription margins improved due to achieving greater economies of scale as we increased revenue as well as improved automation of processes in our cloud operations department. We expect to continue to improve our subscription margins over time as we leverage ongoing economies of scale and operational efficiencies, but we also anticipate quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

On a constant currency basis, cost of subscription was $25.2 million for the first nine months of fiscal 2019, representing a $2.4 million, or 11%, increase from $22.8 million for the same period last year. The non-currency related increase in cost of subscription of $2.4 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was primarily due to higher hosting costs of $2.4 million. Cost of subscription as a percentage of subscription revenue was 37% and 46% in the first nine months of fiscal 2019 and 2018, respectively.

Cost of License. On a constant currency basis, cost of license was $0.5 million for the third quarter of fiscal 2019, representing a $0.2 million, or 29%, decrease from $0.7 million for the same period last year. Cost of license as a percentage of license revenue was 12% and 10% for the third quarters of fiscal 2019 and 2018, respectively.

On a constant currency basis, cost of license was $1.8 million for the first nine months of fiscal 2019, representing a $0.4 million, or 18%, decrease from $2.2 million for the same period last year. Cost of license as a percentage of license revenue was 11% and 12% for the first nine months of fiscal 2019 and 2018, respectively.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $7.7 million for the third quarter of both fiscal 2019 and 2018. Expense categories within cost of maintenance and other were relatively consistent for the third quarter of fiscal 2019 compared to the same period last year. Cost of maintenance and other as a percentage of maintenance and other revenue was 25% and 24% in the third quarter of fiscal 2019 and 2018, respectively.

On a constant currency basis, cost of maintenance and other was $23.4 million for the first nine months of both fiscal 2019 and 2018. Expense categories within cost of maintenance and other were relatively consistent for the first nine months of fiscal 2019 compared to the same period last year. Cost of maintenance and other as a percentage of maintenance and other revenue was 25% and 24% in the first nine months of fiscal 2019 and 2018, respectively.

Cost of Professional Services. On a constant currency basis, cost of professional services was $20.4 million for the third quarter of fiscal 2019, representing a $0.9 million, or 4%, decrease from $21.3 million for the same period last year. The non-currency related decrease in cost of professional services of $0.9 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily due to lower third-party contractor costs of $0.3 million, lower salaries and related costs of $0.3 million, lower professional fees of $0.2 million and lower bonuses of $0.2 million partially offset by higher travel expense of $0.2 million. Cost of professional services as a percentage of professional services revenues was 99% and 106% for the third quarter of fiscal 2019 and 2018, respectively.

On a constant currency basis, cost of professional services was $68.5 million for the first nine months of fiscal 2019, representing a $6.7 million, or 11%, increase from $61.8 million for the same period last year. The non-currency related increase in cost of professional services of $6.7 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was primarily due to higher third-party contractor costs of $3.4 million, higher travel expense of $1.9 million, higher salaries and related costs of $1.4 million, as a result of additional headcount of 27 people and higher information technology and facilities allocated costs of $0.4 million partially offset by lower bonuses of $0.3 million and lower recruitment costs of $0.3 million. Cost of professional services as a percentage of professional services revenues was 93% and 103% for the first nine months of fiscal 2019 and 2018, respectively. We expect to achieve a small profit in professional services during fiscal 2019.

Sales and Marketing

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$18,447	$17,697	$(986)	$236	$(750)	-4%
Percentage of revenue	23%	23%

	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$57,895	$52,981	$(4,214)	$(700)	$(4,914)	-9%
Percentage of revenue	24%	24%

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

On a constant currency basis, sales and marketing expense was $18.4 million for the third quarter of fiscal 2019, representing a $0.9 million, or 5%, increase from $17.5 million for the same period last year. The non-currency related increase in sales and marketing expense of $0.9 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily due to higher salaries and related costs of $0.7 million, as a result of additional headcount of 29 people, and higher stock compensation expense of $0.2 million partially offset by lower commissions of $0.5 million. In fiscal 2019 we made some changes to the structure of our sales force, which increased the total size of the group by about 10%.

On a constant currency basis, sales and marketing expense was $57.9 million for the first nine months of fiscal 2019, representing a $4.2 million, or 8%, increase from $53.7 million for the same period last year. The non-currency related increase in sales and marketing expense of $4.2 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was primarily due to higher salaries and related costs of $2.5 million, as a result of additional headcount of 29 people, higher bonuses of $0.9 million, higher severance of $0.5 million, higher stock compensation expense of $0.4 million and higher professional fees of $0.3 million partially offset by lower commissions of $0.8 million.

Research and Development

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$13,155	$12,111	$(1,256)	$212	$(1,044)	-9%
Percentage of revenue	17%	16%

	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$40,674	$35,332	$(4,994)	$(348)	$(5,342)	-15%
Percentage of revenue	16%	16%

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

On a constant currency basis, research and development expense was $13.2 million for the third quarter of fiscal 2019, representing a $1.3 million, or 11%, increase from $11.9 million for the same period last year. The non-currency related increase in research and development expense of $1.3 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily due to higher salaries and related costs of $0.8 million, as a result of additional headcount of 18 people and higher third-party contractor costs of $0.5 million.

On a constant currency basis, research and development expense was $40.7 million for the first nine months of fiscal 2019, representing a $5.0 million, or 14%, increase from $35.7 million for the same period last year. The non-currency related increase in research and development expense of $5.0 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was primarily due to higher salaries and related costs of $2.8 million, as a result of additional headcount of 18 people, higher third-party contractor costs of $1.6 million, higher information technology and facilities allocated costs of $0.3 million, higher stock compensation expense of $0.3 million and higher travel expense of $0.2 million.

General and Administrative

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$8,095	$8,556	$374	$87	$461	5%
Percentage of revenue	10%	11%

	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$26,823	$26,373	$(227)	$(223)	$(450)	-2%
Percentage of revenue	11%	11%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation and travel expense for our finance, human resources, legal and executive personnel, as well as professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $8.1 million for the third quarter of fiscal 2019, representing a $0.4 million, or 5%, decrease from $8.5 million for the same period last year. The non-currency related decrease in general and administrative expense of $0.4 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 was primarily due to lower stock compensation expense of $0.6 million and lower bonuses of $0.4 million partially offset by higher professional fees of $0.4 million.

On a constant currency basis, general and administrative expense was $26.8 million for the first nine months of fiscal 2019, representing a $0.2 million, or 1%, increase from $26.6 million for the same period last year. The non-currency related increase in general and administrative expense of $0.2 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 was primarily due to higher professional fees of $0.3 million, higher payroll taxes of $0.2 million, higher travel of $0.1 million and higher severance of $0.1 million partially offset by lower bonuses of $0.6 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $45,000 and $85,000 in the third quarter of fiscal 2019 and 2018, respectively, and $45,000 and $359,000 for the first nine months of fiscal 2019 and 2018, respectively. Amortization expense for the third quarter and first nine months of fiscal 2019 was due to the intangible assets acquired during fiscal 2019. Amortization expense for the third quarter and first nine months of fiscal 2018 was due to the intangible assets acquired in our fiscal 2013 acquisitions of DynaSys and CEBOS.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	October 31, 2018	$	%	October 31, 2017
(in thousands)
Other (income) expense
Interest income	$(646)	$(206)	-47%	$(440)
Interest expense	177	(18)	-10%	195
Other (income) expense, net	(636)	(223)	-54%	(413)
Total other (income) expense, net	$(1,105)	$(447)	-68%	$(658)
Percentage of revenue	-2%			-1%

	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2018	$	%	October 31, 2017
(in thousands)
Other (income) expense
Interest income	$(1,913)	$(812)	-74%	$(1,101)
Interest expense	488	(20)	-4%	508
Other (income) expense, net	(1,309)	(2,708)	-194%	1,399
Total other (income) expense, net	$(2,734)	$(3,540)	-439%	$806
Percentage of revenue	-1%			0%

Total other (income) expense, net was $(1.1) million and $(0.7) million for the third quarter of fiscal 2019 and fiscal 2018, respectively. The change in net other (income) expense was primarily related to higher foreign exchange gains of $0.3 million and an increase in interest income of $0.2 million.

Total other (income) expense, net was $(2.7) million and $0.8 million for the first nine months of fiscal 2019 and fiscal 2018, respectively. The change in net other (income) expense was primarily related to higher foreign exchange gains of $2.5 million and higher interest income of $0.8 million.

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

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	October 31, 2018	$	%	October 31, 2017
(in thousands)
Income tax expense	$597	$(652)	-52%	$1,249
Percentage of revenue	1%			2%
Effective tax rate	17%			115%

	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2018	$	%	October 31, 2017
(in thousands)
Income tax expense	$3,251	$550	20%	$2,701
Percentage of revenue	1%			1%
Effective tax rate	37%			-227%

In determining the provision for income taxes for the third quarter of fiscal 2019, we calculated income tax expense based on the estimated annual tax rate for the year, compared to the prior year when we calculated the actual tax expense based on actual results for the quarter. The annual effective tax rate was adjusted for discrete items recorded during both periods. The estimated annual tax rate for the year was used in the current period since we are forecasting profits for the full fiscal year 2019.

We recorded income tax expense of $0.6 million and $1.2 million in the third quarter of fiscal 2019 and 2018, respectively. Our effective tax rate decreased to 17% for the third quarter of fiscal 2019 compared to 115% for the same period in the prior year. The difference in the effective tax rate is primarily due to applying an annual effective tax rate to the forecasted profits in the third quarter of fiscal 2019 compared to calculating actual tax expense in the same period of fiscal 2018.

We recorded income tax expense of $3.3 million and $2.7 million for the first nine months of fiscal 2019 and 2018, respectively. Our effective tax rate was 37% compared to (227%) for the same period in the prior year. The change in the effective tax rate is primarily due to forecasted profits for the first nine months of fiscal 2019 compared to pre-tax loss for the same period of fiscal 2018.

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

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
(in thousands)
Total revenue	$79,577	$76,925	$250,310	$224,265
Net income (loss)	2,982	(161)	5,492	(3,893)
Add back:
Net interest expense	(469)	(245)	(1,425)	(593)
Depreciation	1,183	1,153	3,571	3,396
Amortization	216	274	521	997
Income tax expense	597	1,249	3,251	2,701
EBITDA	$4,509	$2,270	$11,410	$2,608
Add back:
Stock-based compensation expense	2,148	2,311	7,618	6,671
Change in fair value of interest rate swap	(46)	(106)	(198)	(103)
Adjusted EBITDA	$6,611	$4,475	$18,830	$9,176
Adjusted EBITDA margin	8%	6%	8%	4%

Non-GAAP pre-tax income reconciliation
Income (loss) before income taxes	$3,579	$1,088	$8,743	$(1,192)
Add back:
Stock-based compensation expense	2,148	2,311	7,618	6,671
Amortization of purchased intangible assets	52	165	52	732
Change in fair value of interest rate swap	(46)	(106)	(198)	(103)
Non-GAAP income before income taxes	$5,733	$3,458	$16,215	$6,108

Estimated income tax expense on GAAP earnings	$588	$1,244	$3,322	$2,741

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

At October 31, 2018, our principal sources of liquidity were cash and equivalents totaling $138.1 million and net accounts receivable of $46.4 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2018.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held by foreign subsidiaries was 74% and 69% as of October 31, 2018 and January 31, 2018, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and in U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

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

In December 2017, the U.S. Tax Cuts and Jobs Act ("Tax Act") was signed into law. The Tax Act includes a mandatory one-time tax on accumulated earnings of our foreign subsidiaries which resulted in an estimated $0.7 million of additional U.S. tax and will be paid in equal installments over eight years beginning in fiscal 2019. In spite of the U.S. taxation on these earnings, we intend to permanently reinvest the earnings in our foreign subsidiaries.  Should we decide to repatriate these earnings in the future, we would not expect to incur significant additional taxes; however, foreign withholding taxes, currency translation, state taxes and currency control laws must always be considered.

The following table summarizes our cash flows for the nine months ended October 31, 2018 and 2017:

	Nine Months Ended October 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$15,117	$2,844
Net cash used in investing activities	(6,658)	(3,396)
Net cash used in financing activities	(13,160)	(7,597)
Effect of foreign exchange rates on cash and equivalents	(4,242)	3,094
Net decrease in cash and equivalents	$(8,943)	$(5,055)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee bonus payments and income tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $15.1 million and $2.8 million for the first nine months of fiscal 2019 and 2018, respectively. The increase in cash flows from operating activities was due primarily to an increase in net income of $9.4 million and higher collections.

Net cash used in investing activities included capital expenditures of $3.2 million and $2.6 million for the first nine months of fiscal 2019 and 2018, respectively. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business. During the third quarter of fiscal 2019, our Indonesian subsidiary acquired the assets of PT Iris, our Indonesian software distributor. The total purchase price was $2.5 million and was funded entirely with cash on hand.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. In the first nine months of fiscal 2019 and 2018, we paid withholding taxes of $8.7 million and $3.2 million, respectively, on vested restricted stock units and exercised stock appreciation rights. In the first nine months of both fiscal 2019 and 2018, we made dividend payments of $4.1 million and $4.0 million, respectively. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends and the structure of potential future dividend payments.

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

DSO under the countback method was 48 days and 53 days as of October 31, 2018 and 2017, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 53 days and 59 days at October 31, 2018 and 2017, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of October 31, 2018 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2018 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018. During the quarter and nine months ended October 31, 2018 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, our wholly owned limited liability company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 2.29% at October 31, 2018. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of October 31, 2018 was $13.5 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2018 and the first nine months of fiscal 2019 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of October 31, 2018.

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

For the nine months ended October 31, 2018 and 2017, approximately 51% and 50%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 33% and 40% for the nine months ended October 31, 2018 and 2017, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 3%, and our operating income would be adversely affected by approximately 71%.

For the nine months ended October 31, 2018 and 2017, foreign currency transaction and remeasurement (gains) losses totaled ($0.9) million and $1.7 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.5 million.

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

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the October 31, 2018 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.

(Registrant)

Date: December 7, 2018	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)