Form 10-Q
period 2019-04-30
QAD INC
filed 2019-06-10
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

(805) 566-6000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	QADA	NASDAQ Global Select Market
Class B Common Stock, $0.001 par value	QADB	NASDAQ Global Select Market

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

As of May 31, 2019, there were 16,374,484 shares of the Registrant’s Class A common stock outstanding and 3,263,906 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30, 2019	January 31, 2019
Assets

Current assets:
Cash and equivalents	$150,990	$139,413
Short-term investments	1,200	1,200
Accounts receivable, net of allowances of $2,753 and $2,901 at April 30, 2019 and January 31, 2019, respectively	49,019	81,577
Other current assets, net	22,469	22,150
Total current assets	223,678	244,340
Property and equipment, net	29,716	29,621
Lease right-of-use assets	15,149	—
Capitalized software costs, net	1,664	1,598
Goodwill	12,333	12,423
Deferred tax assets, net	16,059	16,172
Other assets, net	12,824	13,020
Total assets	$311,423	$317,174

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$487	$487
Lease liabilities	4,633	—
Accounts payable	8,381	9,902
Deferred revenue	104,471	115,253
Other current liabilities	34,253	40,348
Total current liabilities	152,225	165,990
Long-term debt	12,712	12,836
Long-term lease liabilities	11,210	—
Other liabilities	5,004	5,101
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,215 shares at both April 30, 2019 and January 31, 2019	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both April 30, 2019 and January 31, 2019	4	4
Additional paid-in capital	198,664	196,723
Treasury stock, at cost (231,946 Class A shares and 273,474 Class B shares at April 30, 2019 and 241,667 Class A shares and 273,474 Class B shares at January 31, 2019)	(7,222)	(7,350)
Accumulated deficit	(53,266)	(48,485)
Accumulated other comprehensive loss	(7,924)	(7,661)
Total stockholders’ equity	130,272	133,247
Total liabilities and stockholders’ equity	$311,423	$317,174

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2019	2018
Revenue:
Subscription fees	$25,306	$21,511
License fees	4,466	6,266
Maintenance and other	29,899	31,483
Professional services	18,364	26,930
Total revenue	78,035	86,190

Costs of revenue:
Subscription fees	9,417	8,228
License fees	591	664
Maintenance and other	7,603	7,865
Professional services	19,323	24,310
Total cost of revenue	36,934	41,067

Gross profit	41,101	45,123

Operating expenses:
Sales and marketing	20,891	19,946
Research and development	13,987	14,006
General and administrative	9,418	9,362
Amortization of intangibles from acquisitions	67	—
Total operating expenses	44,363	43,314

Operating (loss) income	(3,262)	1,809

Other (income) expense:
Interest income	(724)	(524)
Interest expense	153	157
Other (income), net	(172)	(404)
Total other (income), net	(743)	(771)

(Loss) income before income taxes	(2,519)	2,580
Income tax expense	715	1,183

Net (loss) income	$(3,234)	$1,397

Basic net (loss) income per share
Class A	$(0.17)	$0.07
Class B	$(0.14)	$0.06
Diluted net (loss) income per share
Class A	$(0.17)	$0.07
Class B	$(0.14)	$0.06

Net (loss) income	$(3,234)	$1,397
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(263)	(510)
Total comprehensive (loss) income	$(3,497)	$887

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30, 2018
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2018	16,605	3,537	(892)	$16	$4	$200,456	$(12,461)	$(75,559)	$(6,828)	$105,628
Cumulative effect of the adoption of ASC606 and ASU2016-16	—	—	—	—	—	—	—	22,125	—	22,125
Adjusted balance at February 1, 2018	16,605	3,537	(892)	$16	$4	$200,456	$(12,461)	$(53,434)	$(6,828)	$127,753
Net income	—	—	—	—	—	—	—	1,397	—	1,397
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(510)	(510)
Stock award exercises	—	—	167	—	—	(6,391)	2,495	—	—	(3,896)
Stock compensation expense	—	—	—	—	—	2,106	—	—	—	2,106
Dividends declared ($0.072 and $0.06 per Class A and Class B share, respectively)	—	—	—	— —	—	—	—	(1,359)	—	(1,359)
Restricted stock	—	—	7	—	—	(113)	(69)	—	—	(182)
Balance, April 30, 2018	16,605	3,537	(718)	$16	$4	$196,058	$(10,035)	$(53,396)	$(7,338)	$125,309

	Three Months Ended April 31, 2019
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2019	16,605	3,537	(515)	$16	$4	$196,723	$(7,350)	$(48,485)	$(7,661)	$133,247
Net loss	—	—	—	—	—	—	—	(3,234)	—	(3,234)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(263)	(263)
Stock award exercises	—	—	3	—	—	(144)	87	—	—	(57)
Stock compensation expense	—	—	—	—	—	2,304	—	—	—	2,304
Dividends declared ($0.072 and $0.06 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(1,374)	—	(1,374)
Restricted stock	—	—	7	—	—	(219)	41	—	—	(178)
Adoption of ASU2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(173)	—	(173)
Balance, April 30, 2019	16,605	3,537	(505)	$16	$4	$198,664	$(7,222)	$(53,266)	$(7,924)	$130,272

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2019	2018

Cash flows from operating activities:
Net (loss) income	$(3,234)	$1,397
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,493	1,362
Amortization of costs capitalized to obtain and fulfill contracts	1,073	1,004
Non-cash lease expense	1,456	—
Net change in valuation allowance	809	1,416
Other deferred income taxes	37	1,053
Provision for doubtful accounts and sales adjustments	(67)	270
Stock compensation expense	2,304	2,106
Change in fair value of derivative instrument	91	(117)
Other, net	64	3
Changes in assets and liabilities:
Accounts receivable	32,033	25,543
Costs capitalized to obtain and fulfill contracts	(927)	(765)
Lease liabilities	(1,584)	—
Other assets	(1,753)	(3,692)
Accounts payable	(1,378)	(5,459)
Deferred revenue	(9,426)	(11,020)
Other liabilities	(6,796)	(9,316)
Net cash provided by operating activities	14,195	3,785
Cash flows from investing activities:
Purchase of property and equipment	(1,036)	(1,093)
Capitalized software costs	(264)	(179)
Net cash used in investing activities	(1,300)	(1,272)
Cash flows from financing activities:
Repayments of debt	(122)	(117)
Tax payments related to stock awards	(235)	(4,078)
Net cash used in financing activities	(357)	(4,195)

Effect of exchange rates on cash and equivalents	(961)	(952)

Net increase (decrease) in cash and equivalents	11,577	(2,634)

Cash and equivalents at beginning of period	139,413	147,023

Cash and equivalents at end of period	$150,990	$144,389

Supplemental disclosure of non-cash activities
Obligations associated with dividend declaration	$1,374	$1,359

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$149	$154
Income taxes, net of refunds	$791	$799

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP accounting principles for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. Because of seasonal and other factors, results of operations for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020.

The Company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019 with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the Company’s critical accounting policies and estimates. The Company believes that these accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the Company’s consolidated financial statements.

Certain prior year amounts have been reclassified for consistency with the current year presentation. Adjustments were made to the operating activities section of the Condensed Consolidated Statements of Cash Flows. These reclassifications had no effect on the reported results of operations and no effect on previously reported cash flows from operating activities.

Recent Accounting Pronouncements

Except as discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2019, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The Company adopted ASU 2016-02, along with related clarifications and improvements, as of February 1, 2019, using the modified retrospective approach, which allows the Company to apply Accounting Standards Codification (“ASC”) 840, Leases, in the comparative periods presented in the year of adoption. Accordingly, the comparative periods and disclosures have not been restated. The cumulative effect of adoption was recorded as an adjustment to the opening balance sheet in the period of adoption.

The Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for certain assets. Additionally, the Company adopted the policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes.

Adoption of the new standard resulted in the recording of a non-cash transitional adjustment to ROU lease assets and lease liabilities of approximately $13.1 million and $13.9 million, respectively, as of February 1, 2019. The difference between the ROU lease assets and lease liabilities represented existing deferred rent expense and prepaid rent that were derecognized and recorded to retained earnings in the Condensed Consolidated Balance Sheets. The adoption of ASU 2016-02 did not materially impact results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

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

Maintenance

Revenue from support services and product updates, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. The Company’s customers purchase both product support and license updates via the Company’s maintenance offering when they acquire new software licenses. In addition, a majority of customers renew their maintenance contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

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

The Company’s revenue by geography is as follows:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
North America	$37,659	$40,025
EMEA	22,509	25,087
Asia Pacific	11,886	12,559
Latin America	5,981	8,519
Total revenue	$78,035	$86,190

The Company’s revenue by industry is as follows:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Automotive	$29,072	$37,062
Consumer products and food and beverage	11,978	13,790
High technology and industrial products	25,548	24,995
Life sciences and other	11,437	10,343
Total revenue	$78,035	$86,190

Management Judgments

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

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of April 30, 2019. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	April 30, 2019	January 31, 2019
	(In thousands)
Contract assets, short-term (in Other current assets, net)	$2,370	$2,058
Contract assets, long-term (in Other assets, net)	345	-
Total contract assets	$2,715	$2,058
Deferred revenue, short-term	$104,471	$115,253
Deferred revenue, long-term (in Other liabilities)	1,713	1,465
Total deferred revenue	$106,184	$116,718

During the three months ended April 30, 2019, the Company recognized $52.3 million of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $254.7 million as of April 30, 2019, of which the Company expects to recognize approximately $157.5 million as revenue over the next twelve months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	April 30, 2019	January 31, 2019
	(in thousands)
Deferred maintenance	$68,416	$77,037
Deferred subscription	33,227	34,020
Deferred professional services	2,020	2,146
Deferred license	45	1,713
Deferred other revenue	763	337
Deferred revenues, current	104,471	115,253
Deferred revenues, non-current (in Other liabilities)	1,713	1,465
Total deferred revenues	$106,184	$116,718

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. Below is a list of the practical expedients applied by the Company:

●	The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.

●

The Company generally expenses sales commissions and sales agent fees when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expense in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in other current assets and other long-term assets, respectively, in the Company’s Condensed Consolidated Balance Sheets. At April 30, 2019 and January 31, 2019, the Company had $10.9 million and $11.0 million, respectively, of deferred commissions and sales agent fees. For each of the three months ended April 30, 2019 and 2018, $0.9 million of amortization expense related to deferred commissions and sales agent fees was recorded in sales and marketing expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in other current assets and long-term assets in the Company’s Condensed Consolidated Balance Sheets. At April 30, 2019 and January 31, 2019 the Company had deferred setup costs of $1.4 million and $1.5 million, respectively. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the three months ended April 30, 2019 and 2018, $0.1 million of amortization expense related to deferred setup costs was recorded in cost of subscription in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the three months ended April 30, 2019.

3.	COMPUTATION OF NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended April 30,
	2019	2018
	(in thousands except per share data)
Net (loss) income	$(3,234)	$1,397
Less: Dividends declared	(1,374)	(1,359)
Undistributed net (loss) income	$(4,608)	$38

Net (loss) income per share – Class A Common Stock
Dividends declared	$1,178	$1,164
Allocation of undistributed net (loss) income	(3,952)	32
Net (loss) income attributable to Class A common stock	$(2,774)	$1,196

Weighted average shares of Class A common stock outstanding—basic	16,367	16,076
Weighted average potential shares of Class A common stock	—	1,750
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	16,367	17,826

Basic net (loss) income per Class A common share	$(0.17)	$0.07
Diluted net (loss) income per Class A common share	$(0.17)	$0.07

Net (loss) income per share – Class B Common Stock
Dividends declared	$196	$195
Allocation of undistributed net (loss) income	(656)	6
Net (loss) income attributable to Class B common stock	$(460)	$201

Weighted average shares of Class B common stock outstanding—basic	3,264	3,232
Weighted average potential shares of Class B common stock	—	182
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,264	3,414

Basic net (loss) income per Class B common share	$(0.14)	$0.06
Diluted net (loss) income per Class B common share	$(0.14)	$0.06

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Class A	2,899	—
Class B	278	—

4.	FAIR VALUE MEASUREMENTS

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

 The following table sets forth the financial assets, measured at fair value, as of April 30, 2019 and January 31, 2019:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of April 30, 2019	$119,247
Money market mutual funds as of January 31, 2019	$107,855
Short-term investments as of April 30, 2019	$1,200
Short-term investments as of January 31, 2019	$1,200
Asset related to the interest rate swap as of April 30, 2019		$45
Asset related to the interest rate swap as of January 31, 2019		$136

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $31.7 million and $31.6 million at April 30, 2019 and January 31, 2019, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the three months ended April 30, 2019.

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

The fair values of the derivative instrument at April 30, 2019 and January 31, 2019 were as follows (in thousands):

	Asset
		Fair Value
	Balance Sheet Location	April 30, 2019	January 31, 2019
Derivative instrument:
Interest rate swap	Other assets, net	$45	$136
Total		$45	$136

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three months ended April 30, 2019 and 2018 was $(91,000) and $117,000, respectively.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2019 and January 31, 2019 were as follows:

	April 30, 2019	January 31, 2019
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$2,486	$2,314
Acquired software technology	135	135
	2,621	2,449
Less accumulated amortization	(957)	(851)
Capitalized software costs, net	$1,664	$1,598

The Company’s capitalized software development costs relate to translations and localizations of QAD Adaptive Applications. Acquired software technology costs relate to acquired technology purchased during the second quarter fiscal 2019.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first three months of fiscal 2020, approximately $0.1 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.2 million and $0.1 million for the three months ended April 30, 2019 and 2018, respectively. Amortization of capitalized software costs is included in “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

 The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of April 30, 2019:

Fiscal Years	(in thousands)
2020 remaining	$627
2021	660
2022	317
2023	47
Thereafter	13
$1,664

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2019	$28,031	$(15,608)	$12,423
Impact of foreign currency translation	(90)	-	(90)
Balance at April 30, 2019	$27,941	$(15,608)	$12,333

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2019. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2018. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2019. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2019 that would cause the Company to test goodwill for impairment.

Intangible Assets

	April 30, 2019	January 31, 2019
	(in thousands)
Amortizable intangible assets:
Customer relationships	$1,335	$1,348
Less accumulated amortization	(181)	(115)
Amortizable intangible assets, net	$1,154	$1,233

The Company’s intangible assets as of April 30, 2019 are related to the acquisitions completed in the second and third quarters of fiscal 2019. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets, and are amortized over an estimated 5 year useful life.

The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of April 30, 2019:

Fiscal Years	(in thousands)
2020 remaining	$200
2021	267
2022	267
2023	267
Thereafter	153
$1,154

7.	DEBT

	April 30, 2019	January 31, 2019
	(in thousands)
Note payable	$13,231	$13,358
Less current maturities	(487)	(487)
Less loan origination costs, net	(32)	(35)
Long-term debt	$12,712	$12,836

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 2.48% at April 30, 2019. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2019 was $13.2 million.

8.	LEASES

The Company leases certain office space, office equipment and autos with remaining lease terms of one year to eight years under leases classified as operating. The Company’s finance leases are immaterial. QAD has options to terminate some of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that QAD will not exercise the early termination option. For certain leases, QAD has options to extend the lease term for additional periods ranging from one year to six years.

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months.  ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company's obligation to make payments over the life of the lease. An ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value. QAD used the incremental borrowing rate on February 1, 2019 for all leases that commenced prior to that date.

QAD reviews the impairment of ROU assets consistent with the approach applied for the Company’s other long-lived assets. The Company reviews the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations.

The Company has applied the practical expedient available for lessees in which lease and non-lease components are accounted for as a single lease component for all asset classes. The Company also elected the practical expedient to exclude short-term leases (leases with original terms of 12 months or less) from ROU asset and lease liability accounts.

Lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Variable payments change due to facts or circumstances occurring after the commencement date, other than the passage of time, and do not result in a remeasurement of lease liabilities. The Company’s variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on a CPI index or rate and payments in excess of fixed amounts, such as excess mileage charges on leased autos. The Company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

April 30, 2019

Assets
Operating lease assets, net	$15,149

Liabilities
Current
Operating	$4,633
Noncurrent
Operating	11,210
Total lease liabilities	$15,843

The components of lease cost were as follows (in thousands):

Three Months Ended
April 30, 2019

Operating lease cost	$1,456
Variable lease cost	372
Short-term lease cost	74
Net lease cost	$1,902

Lease term and discount rate were as follows:

April 30, 2019

Weighted-average remaining lease term (in years)
Operating leases	4.4
Weighted-average discount rate
Operating leases	5.98%

Supplemental disclosures of cash flow information related to leases were as follows:

	Three Months Ended
	April 30, 2019

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$(1,584	) )

Non-cash items
Leased assets obtained in exchange for new operating lease liabilities	$3,425

Maturities of lease liabilities were as follows as of April 30, 2019 (in millions):

Operating
Leases

Within 1 year	$5.6
2 years	4.4
3 years	2.6
4 years	1.8
5 years	1.5
Thereafter	2.5
Total lease payments	$18.4
Less: Imputed interest	(2.4)
Present value of lease liabilities	$16.0

As of January 31, 2019 future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows (in millions):

2020	$5.6
2021	4.6
2022	2.8
2023	1.8
2024	1.5
Thereafter	2.8
Total	$19.1

The Company is a lessor for certain office space owned by the Company and leased to others under non-cancelable leases with initial terms ranging from three months to one year. These lease agreements provide for a fixed base rent and automatically renew for periods from three months to one year unless terminated. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the period ending April 30, 2019 the Company received $0.2 million of lease income from company-owned locations.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2019	$(7,661)
Other comprehensive loss before reclassifications	(263)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(263)
Balance as of April 30, 2019	$(7,924)

10.	INCOME TAXES

In determining the quarterly provision for income taxes, the Company calculated income tax expense based on actual quarterly results in the first quarters of fiscal years 2020 and 2019, respectively. These results were adjusted for discrete items recorded during the period. Actual quarterly results were used in fiscal 2020 and 2019 since they provided a more reliable estimate of quarterly tax expense.

The Company recorded income tax expense of $0.7 million and $1.2 million for the first three months of fiscal 2020 and 2019, respectively. The Company’s effective tax rate decreased to (28%) during the first quarter of fiscal 2020 compared to 46% for the same period in the prior year. The decrease in the effective tax rate is primarily due to a taxable loss for the first three months of fiscal 2020 compared to a taxable profit for the same period of fiscal 2019 in addition to change in jurisdictional mix.

When calculating QAD’s income tax expense for the first three months of fiscal 2020, the Company considered the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted December 22, 2017. The Company included a provision for global intangible low-tax income (“GILTI”) in the Company’s tax expense. The provisional GILTI estimate considered the proposed regulations released on September 13, 2018 by the U.S. Department of Treasury. These regulations provide computational, definitional, and anti-avoidance rule guidance relating to the determination of a U.S. shareholder’s GILTI inclusion. In the first quarter of fiscal 2019, cash taxes were not impacted by GILTI since the Company had sufficient tax credits to offset the additional liability. For the first quarter of fiscal 2020, the Company does not have a GILTI inclusion due to the losses sustained in Ireland.

The Company has elected to treat the deferred taxes related to GILTI provisions as a current-period expense when incurred (the “period cost method”).

The gross amount of unrecognized tax benefits was $1.3 million at April 30, 2019, including interest and penalties. The unrecognized tax benefits were reduced by $1 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2019, the Company has accrued approximately $0.1 million of interest and penalty expense relating to unrecognized tax benefits.

The Company reviews its net deferred tax assets by jurisdiction on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. Management assesses historic, current and future financial projections by jurisdiction to draw its conclusion. A valuation allowance has been established for select foreign jurisdictions (i.e. Germany, Belgium, Hong Kong and Brazil) along with U.S. federal and state deferred tax assets.  For the quarter ended April 30, 2019, the Company continues to maintain a full valuation allowance on its U.S. federal and state deferred tax assets. At April 30, 2019 and January 31, 2019, the valuation allowance attributable to deferred tax assets was $35.6 million and $34.9 million, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2014

●	Netherlands for fiscal year ended January 31, 2016

●	Germany for fiscal years ended January 31, 2015, 2016 and 2017

●	Switzerland for fiscal years ended January 31, 2014, 2015, 2016, 2017 and 2018

During fiscal 2020, the Company closed the following audits with an immaterial adjustment:

●	Tennessee for fiscal years ended January 31, 2014, 2015, 2016 and 2017

11.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first three months of fiscal 2020:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	(in thousands)
4/9/2019	4/23/2019	5/3/2019	$0.072	$0.06	$1,374

12.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 6 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2019.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Cost of subscription	$70	$49
Cost of maintenance and other	121	92
Cost of professional services	322	226
Sales and marketing	380	402
Research and development	427	315
General and administrative	984	1,022
Total stock-based compensation expense	$2,304	$2,106

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the three months ended April 30, 2019:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 31, 2019	663	$36.64
Granted	1	41.49
Released (1)	(11)	26.31
Forfeited	(16)	36.79
Outstanding at April 30, 2019	637	$36.83

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2019, the Company withheld 4,000 shares for payment of these taxes at a value of $0.2 million. During the three months ended April 30, 2018, the Company withheld 4,000 shares for payment of these taxes at a value of $0.2 million.

Total unrecognized compensation cost related to RSUs was approximately $16.7 million as of April 30, 2019. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the three months ended April 30, 2019:

	SARs (in thousands)		Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2019	2,533		$20.81
Granted	—		—
Exercised	(5)		10.78
Expired	—		—
Forfeited	—		—
Outstanding at April 30, 2019	2,528		$20.83	3.3	$63,211
Vested and exercisable at April 30, 2019	2,053	(1)	$17.06	2.6	$57,650

(1) The number of SARs vested and exercisable at April 30, 2019 includes 877,500 Class A and 127,500 Class B shares previously held by Mr. Karl Lopker which will expire on August 25, 2019 if not exercised by his estate. Exercise prices for these SARs range from $10.50 to $31.65.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2019, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on April 30, 2019. The total intrinsic value of SARs exercised in the three months ended April 30, 2019 was $0.2 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended April 30, 2019, the Company withheld 1,000 shares for payment of these taxes at a value of $57,000. During the three months ended April 30, 2018, the Company withheld 93,000 shares for payment of these taxes at a value of $3.9 million.

At April 30, 2019, there was approximately $3.8 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Revenue:
North America (1)	$37,659	$40,025
EMEA	22,509	25,087
Asia Pacific	11,886	12,559
Latin America	5,981	8,519
	$78,035	$86,190

(1)	Sales into Canada accounted for 3% and 2% of North America total revenue in the three months ended April 30, 2019 and 2018, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2019. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2019, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue; b) accounts receivable allowances for doubtful accounts; c) goodwill and intangible assets – impairment assessments; d) income taxes; and e) stock-based compensation are further discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

BUSINESS OVERVIEW

QAD Inc. (“QAD”, the “Company”, “we” or “us”) is a leading provider of flexible, cloud-based enterprise software and services for global manufacturing companies. At QAD’s annual user conference in early May, we officially launched our solution portfolio “QAD Adaptive Applications” and our flagship ERP solution “QAD Adaptive ERP” to reflect the value QAD brings to our manufacturing customers.  In our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, we referred to these solutions as “QAD Enterprise Applications” or “Enterprise Applications”. QAD Adaptive Applications support operational requirements in the areas of financials, customer management, supply chain, manufacturing, service and support, analytics, business process management and integration. QAD's portfolio also includes related solutions for quality management software, supply chain management software, transportation management software and business-to-business interoperability. QAD solutions support customers in the automotive, consumer products, food and beverage, high technology, industrial manufacturing and life sciences industries to streamline processes, improve operational performance, comply with regulatory requirements and meet industry standards.

We have four principal sources of revenue:

•	Subscription of QAD Adaptive Applications through our cloud offering in a Software as a Service (“SaaS”) model as well as other hosted applications;

•	License purchases of QAD Adaptive Applications;

•	Maintenance and support, including technical support, training materials, product enhancements and upgrades; and

•	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first three months of fiscal 2020, approximately 48% of our total revenue was generated in North America, 29% in EMEA, 15% in Asia Pacific and 8% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2019, we employed approximately 1,980 employees worldwide, of which 650 employees were based in North America, 610 employees in EMEA, 600 employees in Asia Pacific and 120 employees in Latin America.

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

We are transitioning our business model from traditional on-premises licensing to cloud-based subscriptions. During fiscal 2019 and the first three months of fiscal 2020, we closed most of our new customer deals in the cloud. In addition, we converted approximately 15% of our existing customers from on-premises licenses to our cloud-based solution. Recurring revenue, which we define as subscription revenue plus maintenance revenue, grew 4% for the first three months of fiscal 2020 from the same period last year, and accounted for 71% of total revenue for the first three months of fiscal 2020, compared to 61% for the same period last year. By reducing our customers’ up-front costs and providing continuous application and infrastructure support, we expect our cloud business model will be more attractive than on-premises licenses. We expect recurring revenue to remain a majority of total revenue as our subscription revenue continues to grow.

 RESULTS OF OPERATIONS

We operate in several geographical regions as described in Note 14 “Business Segment Information” within the Notes to Condensed Consolidated Financial Statements. In order to present our results of operations without the effects of changes in foreign currency exchange rates, we provide certain financial information on a “constant currency basis”, which is in addition to the actual financial information presented in the following tables. In order to calculate our constant currency results, we apply the current foreign currency exchange rates to the prior period results.

Revenue

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
(in thousands)	April 30, 2019	April 30, 2018	Constant Currency	to Currency Fluctuations	$	%
Revenue
Subscription fees	$25,306	$21,511	$4,379	$(584)	$3,795	18%
Percentage of total revenue	32%	25%
License fees	4,466	6,266	(1,513)	(287)	(1,800)	-29%
Percentage of total revenue	6%	7%
Maintenance and other	29,899	31,483	(426)	(1,158)	(1,584)	-5%
Percentage of total revenue	38%	37%
Professional services	18,364	26,930	(7,315)	(1,251)	(8,566)	-32%
Percentage of total revenue	24%	31%
Total revenue	$78,035	$86,190	$(4,875)	$(3,280)	$(8,155)	-9%

Total Revenue. On a constant currency basis, total revenue was $78.0 million for the first quarter of fiscal 2020, representing a $4.9 million, or 6%, decrease from $82.9 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the first quarter of fiscal 2020 included decreases in professional services, license and maintenance and other partially offset by an increase in subscription. Revenue outside the North America region as a percentage of total revenue was 52% and 54% for the first quarter of fiscal 2020 and 2019, respectively. On a constant currency basis, total revenue decreased in all our regions during the first quarter of fiscal 2020 when compared to the same period in the prior year.

Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
	2019	2018
Automotive	37%	43%
Consumer products and food and beverage	15%	16%
High technology and industrial products	33%	29%
Life sciences and other	15%	12%
Total revenue	100%	100%

The decrease in percentage of revenue by industry for automotive, and the percentage increases in high technology and industrial products and life sciences and other, primarily related to a reduction in professional services revenue following the completion of a large, multisite global implementation project for a customer in the automotive industry.

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

On a constant currency basis, subscription revenue was $25.3 million for the first quarter of fiscal 2020, representing a $4.4 million, or 21%, increase from $20.9 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first quarter of fiscal 2020 when compared to the same period last year. One of the metrics that management uses to monitor subscription performance is the number of new cloud deals that have been signed in the period. In the first quarter of fiscal 2020 we closed 16 new cloud deals, including six new cloud customers and ten conversions from existing customers who previously purchased on-premises licenses. This compared to the first quarter of fiscal 2019 when we closed 18 new cloud deals, including 13 new cloud customers and five conversions from existing customers who previously were running our solutions on-premises. The increase in subscription revenue consists of new customer sites; existing Adaptive Applications users converting from on-premises; and additional users and modules purchased by our existing cloud customers.

We track our retention rate of subscription and maintenance by calculating the annualized revenue of customer sites with contracts up for renewal at the beginning of the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Conversions to the cloud are not considered cancellations for purposes of the maintenance retention calculation. Both our subscription and maintenance customer retention rates are in excess of 90%.

The following table presents subscription revenue by region for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
	2019	2018
North America	54%	56%
EMEA	27%	26%
Asia Pacific	13%	13%
Latin America	6%	5%
Total subscription revenue	100%	100%

The following table presents subscription revenue by industry for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
	2019	2018
Automotive	33%	34%
Consumer products and food and beverage	17%	18%
High technology and industrial products	25%	24%
Life sciences and other	25%	24%
Total subscription revenue	100%	100%

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Adaptive Applications, and any add-on modules they purchase. Our revenue mix has continued to shift from license to subscription revenue as a result of our business model transition as more new customers subscribe to our cloud-based offerings rather than purchase traditional on-premises licenses. While we expect license revenue to decline over time, we do continue to experience quarterly fluctuations.

On a constant currency basis, license revenue was $4.5 million for the first quarter of fiscal 2020, representing a $1.5 million, or 25%, decrease from $6.0 million for the same period last year. On a constant currency basis, license revenue decreased in our North America, Latin America and Asia Pacific regions and remained flat in our EMEA region during the first quarter of fiscal 2020 when compared to the same period last year. During the first quarter of fiscal 2020, one customer placed one license order totaling more than $1.0 million and no other customers placed orders totaling more than $0.3 million. This compared to the first quarter of fiscal 2019 in which three customers placed license orders totaling more than $0.3 million and one order exceeded $1.0 million. The majority of our license revenue has come from additional users and module purchases from our existing customers.

Maintenance and Other Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available.

On a constant currency basis, maintenance and other revenue was $29.9 million for the first quarter of fiscal 2020, representing a $0.4 million, or 1%, decrease from $30.3 million for the same period last year. On a constant currency basis, maintenance and other revenue decreased in our North America region, remained flat in our Latin America and Asia Pacific regions and increased in our EMEA region during the first quarter of fiscal 2020 when compared to the same period last year.  The decrease in maintenance and other revenue period over period is primarily due to continued conversions of existing customers’ on-premises licenses to cloud subscriptions, in addition to our historical attrition rates. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. Though we continue to see renewal rates above 90%, conversions from on-premises to cloud have resulted in decreases in maintenance revenue and we expect this trend to continue in the future.

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

On a constant currency basis, professional services revenue was $18.4 million for the first quarter of fiscal 2020, representing a $7.3 million, or 28%, decrease from $25.7 million for the same period last year. On a constant currency basis, professional services revenue decreased in all our regions during the first quarter of fiscal 2020 when compared to the same period last year. The decrease related to a reduction in professional services revenue following the completion of a large, multisite global implementation project.

Total Cost of Revenue

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$9,417	$8,228	$(1,261)	$72	$(1,189)	-14%
Cost of license	591	664	72	1	73	11%
Cost of maintenance and other	7,603	7,865	55	207	262	3%
Cost of professional services	19,323	24,310	3,969	1,018	4,987	21%
Total cost of revenue	$36,934	$41,067	$2,835	$1,298	$4,133	10%
Percentage of revenue	47%	48%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $36.9 million and $39.8 million for the first quarter of fiscal 2020 and 2019, respectively, and as a percentage of total revenue was 47% and 48% in the first quarter of fiscal 2020 and 2019, respectively. The non-currency related decrease in cost of revenue of $2.9 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily due to lower professional services third-party contractor costs associated with decreased professional service revenue partially offset by higher hosting costs associated with the increase in subscription revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $9.4 million for the first quarter of fiscal 2020, representing a $1.2 million, or 15%, increase from $8.2 million for the same period last year. The non-currency related increase in cost of subscription of $1.2 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily due to higher hosting costs of $0.6 million and higher salaries and related costs of $0.3 million, as a result of additional headcount of 31 people. Cost of subscription as a percentage of subscription revenue was 37% and 38% in the first quarter of fiscal 2020 and 2019, respectively. We have continued to improve our subscription margins over time due to leveraging of ongoing economies of scale and implementing operational efficiencies. We have experienced and may experience in the future quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

Cost of License. On a constant currency basis, cost of license was $0.6 million for the first quarter of fiscal 2020, representing a $0.1 million, or 14%, decrease from $0.7 million for the same period last year. A majority of cost of license was royalty expense, which as a percent of license revenue, remained relatively consistent year over year.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $7.6 million for the first quarter of fiscal 2020, representing a $0.1 million, or 1%, decrease from $7.7 million for the same period last year. Expense categories within cost of maintenance and other were relatively consistent for the first quarter of fiscal 2020 compared to the same period last year. Cost of maintenance and other as a percentage of maintenance and other revenue was 25% in the first quarter of fiscal 2020 and 2019.

Cost of Professional Services. On a constant currency basis, cost of professional services was $19.3 million for the first quarter of fiscal 2020, representing a $4.0 million, or 17%, decrease from $23.3 million for the same period last year. The non-currency related decrease in cost of professional services of $4.0 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily due to lower third-party contractor costs of $2.6 million, lower travel expense of $0.8 million and lower bonuses of $0.2 million. Cost of professional services as a percentage of professional services revenues was 105% and 90% for the first quarter of fiscal 2020 and 2019, respectively.

Sales and Marketing

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$20,891	$19,946	$(1,509)	$564	$(945)	-5%
Percentage of revenue	27%	23%

Sales and marketing expense includes salaries, benefits, commissions, bonuses, stock-based compensation, travel expense and other personnel costs of our sales and marketing employees in addition to costs of programs aimed at increasing revenue, such as trade shows, user group events, lead generation, advertising and various sales and promotional programs. Sales and marketing expense also includes sales agent fees and an allocation of information technology and facilities costs.

On a constant currency basis, sales and marketing expense was $20.9 million for the first quarter of fiscal 2020, representing a $1.5 million, or 8%, increase from $19.4 million for the same period last year. The non-currency related increase in sales and marketing expense of $1.5 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily due to higher salaries and related costs of $0.7 million, as a result of additional headcount of 21 people, higher severance of $0.5 million, higher recruiting expense of $0.2 million and a higher allocation of information technology and facilities costs of $0.2 million partially offset by lower sales agent/partner fees of $0.2 million.

Research and Development

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$13,987	$14,006	$(399)	$418	$19	0%
Percentage of revenue	18%	16%

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

On a constant currency basis, research and development expense was $14.0 million for the first quarter of fiscal 2020, representing a $0.4 million, or 3%, increase from $13.6 million for the same period last year. The non-currency related increase in research and development expense of $0.4 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily due to higher third-party contractor costs of $0.3 million and higher salaries and related costs of $0.2 million.

General and Administrative

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$9,418	$9,362	$(259)	$203	$(56)	-1%
Percentage of revenue	12%	11%

General and administrative expense includes salaries, benefits, bonuses, stock-based compensation, travel expense and other personnel costs related to our finance, human resources, legal and executive personnel. General and administrative expense also includes personnel costs of order processing, professional fees for accounting and legal services, bad debt expense and an allocation of information technology and facilities costs.

On a constant currency basis, general and administrative expense was $9.4 million for the first quarter of fiscal 2020, representing a $0.2 million, or 2%, increase from $9.2 million for the same period last year. The non-currency related increase in general and administrative expense of $0.2 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily due to higher salaries and related costs of $0.6 million, as a result of moving our order processing employees from sales and marketing expense to general and administrative expense, partially offset by lower professional fees of $0.3 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $67,000 and zero in the first quarter of fiscal 2020 and 2019, respectively. Amortization expense for the first quarter of fiscal 2020 was due to the intangible assets acquired during fiscal 2019.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2019	$	%	April 30, 2018
(in thousands)
Other (income) expense
Interest income	$(724)	$(200)	-38%	$(524)
Interest expense	153	(4)	-3%	157
Other (income) expense, net	(172)	232	57%	(404)
Total other (income), net	$(743)	$28	4%	$(771)
Percentage of revenue	-1%			-1%

Total other (income) net was $(0.7) million and $(0.8) million for the first quarter of fiscal 2020 and fiscal 2019, respectively. The change in net other (income) was primarily related to higher interest income of $0.2 million due to interest rate increases partially offset by the unfavorable change in fair value of the credit swap of $0.2 million.

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

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2019	$	%	April 30, 2018
(in thousands)
Income tax expense	$715	$(468)	-40%	$1,183
Percentage of revenue	1%			1%
Effective tax rate	-28%			46%

In determining the quarterly provision for income taxes, we calculated income tax expense based on actual quarterly results in the first quarters of fiscal years 2020 and 2019, respectively. These results were adjusted for discrete items recorded during the period. Actual quarterly results were used in fiscal 2020 and 2019 since they provided a more reliable estimate of quarterly tax expense.

We recorded income tax expense of $0.7 million and $1.2 million for the first three months of fiscal 2020 and 2019, respectively. Our effective tax rate was (28%) compared to 46% for the same period in the prior year. The change in the effective tax rate is primarily due to a taxable loss for the first three months of fiscal 2020 compared to the taxable profits for the same period of fiscal 2019 in addition to the change in jurisdictional mix.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margins, non-GAAP pre-tax income and non-GAAP income tax expense on non-GAAP earnings each meet the definition of a non-GAAP financial measure. We define the non-GAAP measures as follows:

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

●	Non-GAAP income tax expense on non-GAAP earnings - Defined as GAAP tax expense excluding discrete items such as return to provision adjustments, stock-based compensation, rate change impacts, new valuation allowances on new positions and changes in reserves for unrecognized tax benefits.

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

Non-GAAP income tax on non-GAAP earnings:  We disclose non-GAAP income tax on non-GAAP earnings in order to provide a reader with the ability to calculate non-GAAP earnings per share.  Our estimate of non-GAAP income tax expense excludes the tax effect of stock-based compensation and other discrete items.  We believe it is appropriate to exclude discrete items from the non-GAAP income tax expense on non-GAAP earnings calculation because non-GAAP pre-tax income excludes the effect of stock-based compensation; and discrete items are unpredictable and generally are not recognized until incurred.

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Total revenue	$78,035	$86,190

Net (loss) income	(3,234)	1,397
Add back:
Net interest (income) expense	(571)	(367)
Depreciation	1,327	1,200
Amortization	274	159
Income taxes	715	1,183
EBITDA	$(1,489)	$3,572
Add back:
Stock-based compensation expense	2,304	2,106
Change in fair value of interest rate swap	91	(117)
Adjusted EBITDA	$906	$5,561
Adjusted EBITDA margin	1%	6%

Non-GAAP pre-tax (loss) income reconciliation
(Loss) income before income taxes	$(2,519)	$2,580
Add back
Stock-based compensation expense	2,304	2,106
Amortization of purchased intangible assets	74	—
Change in fair value of interest rate swap	91	(117)
Non-GAAP (loss) income before income taxes	$(50)	$4,569

Non-GAAP income tax expense on non-GAAP earnings reconciliation
Income tax expense	$715	$1,183
Less discrete items:
Return to provision adjustments	(1)	(1)
Stock-based compensation (windfalls)/shortfalls	62	2,289
Rate change impacts	(270)	(41)
New valuation allowances on new positions	225	(2,284)
Changes in reserves for unrecognized tax benefits	(134)	(34)
Other: adoption of ASC842 Leases	(14)	—
Non-GAAP income tax expense on non-GAAP earnings	$583	$1,112

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of subscription, licenses, maintenance and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities, third-party hosting providers, third party contractors and other overhead costs. In addition to operating expenses, we may also use cash for capital expenditures; payment of dividends, withholding taxes on settlement of stock-based compensation and stock repurchases; and to invest in our growth initiatives, which may include acquisitions of products, technologies and businesses.

At April 30, 2019, our principal sources of liquidity were cash and equivalents totaling $151.0 million, short-term investments of $1.2 million and net accounts receivable of $49.0 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 87% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2019.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held outside of the United States was 68% and 74% as of April 30, 2019 and January 31, 2019, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds, and in U.S. Treasury and government securities funds. The remaining cash and equivalents and short-term investments are held in deposit accounts and certificates of deposit.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions.  In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States.

As of the balance sheet date, we intend to permanently reinvest the earnings of our foreign subsidiaries. Should we decide to repatriate these earnings in the future, we would not expect to incur significant additional taxes; however, foreign withholding taxes, currency translation, state taxes and currency control laws must always be considered.

The following table summarizes our cash flows for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$14,195	$3,785
Net cash used in investing activities	(1,300)	(1,272)
Net cash used in financing activities	(357)	(4,195)
Effect of foreign exchange rates on cash and equivalents	(961)	(952)
Net increase (decrease) in cash and equivalents	$11,577	$(2,634)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee-related compensation payments, vendor payments and tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $14.2 million and $3.8 million for the first three months of fiscal 2020 and 2019, respectively. The increase in cash flows from operating activities was due primarily to the positive cash flow effect of changes in accounts receivable of $6.5 million and other liabilities and accounts payable of $6.6 million, partially offset by lower net income of $4.6 million.

Net cash used in investing activities included capital expenditures of $1.0 million and $1.1 million for the first three months of fiscal 2020 and 2019, respectively. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. In the first three months of fiscal 2020 and 2019, we paid withholding taxes of $0.2 million and $4.1 million, respectively, on vested restricted stock units and exercised stock appreciation rights.

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

DSO under the countback method was 55 days and 56 days as of April 30, 2019 and 2018, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 57 days and 59 days at April 30, 2019 and 2018, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2019 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2019 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019. During the quarter ended April 30, 2019 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, our wholly owned limited liability company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 2.48% at April 30, 2019. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2019 was $13.2 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2019 and the first three months of fiscal 2020 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of April 30, 2019.

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

For the three months ended April 30, 2019 and 2018, approximately 50% and 54%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 40% and 41% for the three months ended April 30, 2019 and 2018, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 18%.

For each of the three months ended April 30, 2019 and 2018, foreign currency transaction and remeasurement gains totaled $0.3 million and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.9 million.

These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates from the 2019 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our long-term debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2019 rates would cause a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

Changes in internal control over financial reporting. Effective February 1, 2019, we adopted ASU 2016-02 Leases (Topic 842), and all related amendments, which resulted in the modification of certain processes and internal controls related to leases. These included the development of new policies and training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2019.

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

QAD Inc.

(Registrant)

Date: June 7, 2019	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Chief Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)