Form 10-Q
period 2019-07-31
QAD INC
filed 2019-09-09
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of August 31, 2019, there were 17,024,858 shares of the Registrant’s Class A common stock outstanding and 3,321,002 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31, 2019	January 31, 2019
Assets

Current assets:
Cash and equivalents	$141,768	$139,413
Short-term investments	1,200	1,200
Accounts receivable, net of allowances of $2,837 and $2,901 at July 31, 2019 and January 31, 2019, respectively	41,495	81,577
Prepaid expenses and other current assets, net	23,411	22,150
Total current assets	207,874	244,340
Property and equipment, net of accumulated depreciation and amortization of $40.1 million and $39.2 million at July 31, 2019 and January 31, 2019, respectively	29,446	29,621
Lease right-of-use assets	18,195	—
Capitalized software costs, net	1,720	1,598
Goodwill	12,379	12,423
Deferred tax assets, net	6,571	16,172
Other assets, net	12,202	13,020
Total assets	$288,387	$317,174

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$492	$487
Lease liabilities	4,855	—
Accounts payable	7,808	9,902
Deferred revenue	94,399	115,253
Other current liabilities	32,510	40,348
Total current liabilities	140,064	165,990
Long-term debt	12,589	12,836
Long-term lease liabilities	14,059	—
Other liabilities	5,815	5,101
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 16,605,215 shares at both July 31, 2019 and January 31, 2019	16	16
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both July 31, 2019 and January 31, 2019	4	4
Additional paid-in capital	196,312	196,723
Treasury stock, at cost (59,309 Class A shares and 273,474 Class B shares at July 31, 2019 and 241,667 Class A shares and 273,474 Class B shares at January 31, 2019)	(4,943)	(7,350)
Accumulated deficit	(67,903)	(48,485)
Accumulated other comprehensive loss	(7,626)	(7,661)
Total stockholders’ equity	115,860	133,247
Total liabilities and stockholders’ equity	$288,387	$317,174

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018

Revenue:
Subscription	$25,888	$22,439	$51,194	$43,950
License	3,516	5,561	7,982	11,827
Maintenance and other	29,586	30,574	59,485	62,057
Professional services	17,388	25,969	35,752	52,899
Total revenue	76,378	84,543	154,413	170,733

Costs of revenue:
Subscription	9,903	8,334	19,320	16,562
License	554	574	1,145	1,238
Maintenance and other	7,459	7,774	15,062	15,639
Professional services	18,116	23,754	37,439	48,064
Total cost of revenue	36,032	40,436	72,966	81,503

Gross profit	40,346	44,107	81,447	89,230

Operating expenses:
Sales and marketing	20,191	19,502	41,082	39,448
Research and development	13,870	13,513	27,857	27,519
General and administrative	10,392	9,366	19,810	18,728
Amortization of intangibles from acquisitions	66	—	133	—
Total operating expenses	44,519	42,381	88,882	85,695

Operating (loss) income	(4,173)	1,726	(7,435)	3,535

Other (income) expense:
Interest income	(789)	(743)	(1,513)	(1,267)
Interest expense	148	154	301	311
Other (income), net	(154)	(269)	(326)	(673)
Total other (income), net	(795)	(858)	(1,538)	(1,629)

(Loss) income before income taxes	(3,378)	2,584	(5,897)	5,164
Income tax expense	9,872	1,471	10,587	2,654

Net (loss) income	$(13,250)	$1,113	$(16,484)	$2,510

Basic net (loss) income per share
Class A	$(0.69)	$0.06	$(0.86)	$0.13
Class B	$(0.57)	$0.05	$(0.71)	$0.11
Diluted net (loss) income per share
Class A	$(0.69)	$0.05	$(0.86)	$0.12
Class B	$(0.57)	$0.05	$(0.71)	$0.11

Net (loss) income	$(13,250)	$1,113	$(16,484)	$2,510
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	298	(326)	35	(836)
Total comprehensive (loss) income	$(12,952)	$787	$(16,449)	$1,674

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Six Months Ended July 31, 2019
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2019	16,605	3,537	(515)	$16	$4	$196,723	$(7,350)	$(48,485)	$(7,661)	$133,247
Net loss	—	—	—	—	—	—	—	(16,484)	—	(16,484)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	35	35
Stock award exercises	—	—	9	—	—	(357)	202	—	—	(155)
Stock compensation expense	—	—	—	—	—	5,492	—	—	—	5,492
Dividends declared ($0.144 and $0.12 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(2,761)	—	(2,761)
Restricted stock	—	—	174	—	—	(5,546)	2,205	—	—	(3,341)
Adoption of ASU2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(173)	—	(173)
Balance, July 31, 2019	16,605	3,537	(332)	$16	$4	$196,312	$(4,943)	$(67,903)	$(7,626)	$115,860

	Six Months Ended July 31, 2018
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2018	16,605	3,537	(892)	$16	$4	$200,456	$(12,461)	$(75,559)	$(6,828)	$105,628
Cumulative effect of the adoption of ASC606 and ASU2016-16	—	—	—	—	—	—	—	22,125	—	22,125
Adjusted balance at February 1, 2018	16,605	3,537	(892)	$16	$4	$200,456	$(12,461)	$(53,434)	$(6,828)	$127,753
Net income	—	—	—	—	—	—	—	2,510	—	2,510
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(836)	(836)
Stock award exercises	—	—	192	—	—	(7,722)	3,349	—	—	(4,373)
Stock compensation expense	—	—	—	—	—	5,470	—	—	—	5,470
Dividends declared ($0.144 and $0.12 per Class A and Class B share, respectively)	—	—	—	— —	—	—	—	(2,731)	—	(2,731)
Restricted stock	—	—	171	—	—	(5,783)	1,580	—	—	(4,203)
Balance, July 31, 2018	16,605	3,537	(529)	$16	$4	$192,421	$(7,532)	$(53,655)	$(7,664)	$123,590

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2019	2018

Cash flows from operating activities:
Net (loss) income	$(16,484)	$2,510
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,070	2,699
Amortization of costs capitalized to obtain revenue contracts, net	2,161	2,051
Non-cash lease expense	2,965	-
Net change in valuation allowance for deferred tax assets	11,527	4,553
Other deferred income taxes	19	(1,649)
Loss on disposal of equipment	16	4
Provision for doubtful accounts and sales adjustments	127	498
Stock compensation expense	5,492	5,470
Change in fair value of derivative instrument	251	(152)
Other, net	69	-
Changes in assets and liabilities:
Accounts receivable	39,188	27,033
Costs capitalized to obtain revenue contracts, net	(2,158)	(1,692)
Lease liabilities	(3,095)	-
Prepaid expenses and other assets	(1,683)	(894)
Accounts payable	(1,910)	(3,480)
Deferred revenue	(18,707)	(21,683)
Other liabilities	(6,670)	(6,122)
Net cash provided by operating activities	14,178	9,146
Cash flows from investing activities:
Purchase of property and equipment	(3,707)	(2,004)
Acquisition of business, net of cash acquired	-	(450)
Purchase of short-term investments	(1,200)	-
Proceeds from sale of short-term investments	1,200	-
Capitalized software costs	(534)	(536)
Net cash used in investing activities	(4,241)	(2,990)
Cash flows from financing activities:
Repayments of debt	(253)	(234)
Tax payments related to stock awards	(3,496)	(8,576)
Cash dividends paid	(2,761)	(2,731)
Net cash used in financing activities	(6,510)	(11,541)

Effect of exchange rates on cash and equivalents	(1,072)	(2,110)

Net increase (decrease) in cash and equivalents	2,355	(7,495)

Cash and equivalents at beginning of period	139,413	147,023

Cash and equivalents at end of period	$141,768	$139,528

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$294	$305
Income taxes, net of refunds	$2,368	$1,632

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (“QAD” or the “Company”). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP accounting principles for annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. Because of seasonal and other factors, results of operations for the six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020.

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

Assets Held for Sale

During the second quarter of fiscal 2020, the Company vacated its building located in Dublin, Ireland, and moved operations into leased office space. The Company entered into an agreement to sell the building and expects to complete the sale within the next 12 months. The net book value of the building of $1.7 million was classified as assets held for sale, and is included in “Prepaid expenses and other current assets, net” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2019.

Recent Accounting Pronouncements

Except as discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2019, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The Company adopted ASU 2016-02, along with related clarifications and improvements, as of February 1, 2019, using the modified retrospective approach, which allows the Company to apply Accounting Standards Codification (“ASC”) 840, Leases, in the comparative periods presented in the year of adoption. Accordingly, the comparative periods and disclosures have not been restated. The cumulative effect of adoption was recorded as an adjustment to the opening balance sheet in the period of adoption.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU No. 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will generally result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements in order to adopt the new standard in the first quarter of fiscal 2021.

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

Judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers. The Company rarely sells licenses on a stand alone basis, as the majority of its license sales to customers include first year maintenance with the license purchase. The Company frequently sells subscription, maintenance and services on a stand alone basis.

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

The Company’s revenue by geography is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
North America	$36,837	$39,288	$74,496	$79,313
EMEA	22,118	26,906	44,627	51,993
Asia Pacific	11,751	12,866	23,637	25,425
Latin America	5,672	5,483	11,653	14,002
Total revenue	$76,378	$84,543	$154,413	$170,733

The Company’s revenue by industry is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Automotive	$26,962	$34,663	$56,034	$71,725
Consumer products and food and beverage	12,128	13,527	24,107	27,317
High technology and industrial products	26,389	25,363	51,937	50,358
Life sciences	10,899	10,990	22,335	21,333
Total revenue	$76,378	$84,543	$154,413	$170,733

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

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of July 31, 2019. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	July 31, 2019	January 31, 2019
	(In thousands)
Contract assets, short-term (in Prepaid expenses and other current assets, net)	$2,391	$2,058
Contract assets, long-term (in Other assets, net)	67	-
Total contract assets	$2,458	$2,058
Deferred revenue, short-term	$94,399	$115,253
Deferred revenue, long-term (in Other liabilities)	1,893	1,465
Total deferred revenue	$96,292	$116,718

During the six months ended July 31, 2019, the Company recognized $82.8 million of revenue that was included in the deferred revenue balance at the beginning of the period.  All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $250.5 million as of July 31, 2019, of which the Company expects to recognize approximately $156.0 million as revenue over the next twelve months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	July 31, 2019	January 31, 2019
	(in thousands)
Deferred maintenance	$59,636	$77,037
Deferred subscription	32,791	34,020
Deferred professional services	1,849	2,146
Deferred license	89	1,713
Deferred other revenue	34	337
Deferred revenues, current	94,399	115,253
Deferred revenues, non-current (in Other liabilities)	1,893	1,465
Total deferred revenues	$96,292	$116,718

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

●	The Company calculates contract acquisition costs based on a portfolio of contracts with similar characteristics instead of a contract by contract analysis.

●

The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (applies to time-and-material engagements).

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in other current assets and other long-term assets, respectively, in the Company’s Condensed Consolidated Balance Sheets. At July 31, 2019 and January 31, 2019, the Company had $11.0 million of deferred commissions and sales agent fees. For the three and six months ended July 31, 2019, $0.9 million and $1.9 million, respectively, of amortization expense related to deferred commissions and sales agent fees were recorded in sales and marketing expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. For the three and six months ended July 31, 2018, $0.9 million and $1.8 million, respectively, of amortization expense related to deferred commissions and sales agent fees were recorded in sales and marketing expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in other current assets and long-term assets in the Company’s Condensed Consolidated Balance Sheets. At July 31, 2019 and January 31, 2019 the Company had deferred setup costs of $1.4 million and $1.5 million, respectively. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the three and six months ended July 31, 2019, $0.1 million and $0.3 million, respectively, of amortization expense related to deferred setup costs were recorded in cost of subscription in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. During the three and six months ended July 31, 2018, $0.1 million and $0.3 million, respectively, of amortization expense related to deferred setup costs were recorded in cost of subscription in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the six months ended July 31, 2019.

3.	COMPUTATION OF NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income	$(13,250)	$1,113	$(16,484)	$2,510
Less: Dividends declared	(1,387)	(1,372)	(2,761)	(2,731)
Undistributed net loss	$(14,637)	$(259)	$(19,245)	$(221)

Net (loss) income per share – Class A Common Stock
Dividends declared	$1,191	$1,176	$2,370	$2,340
Allocation of undistributed net loss	(12,570)	(222)	(16,522)	(190)
Net (loss) income attributable to Class A common stock	$(11,379)	$954	$(14,152)	$2,150

Weighted average shares of Class A common stock outstanding— basic	16,465	16,266	16,417	16,173
Weighted average potential shares of Class A common stock	—	1,661	—	1,713
Weighted average shares of Class A common stock and potential common shares outstanding— diluted	16,465	17,927	16,417	17,886

Basic net (loss) income per Class A common share	$(0.69)	$0.06	$(0.86)	$0.13
Diluted net (loss) income per Class A common share	$(0.69)	$0.05	$(0.86)	$0.12

Net (loss) income per share – Class B Common Stock
Dividends declared	$196	$196	$391	$391
Allocation of undistributed net loss	(2,067)	(37)	(2,723)	(31)
Net (loss) income attributable to Class B common stock	$(1,871)	$159	$(2,332)	$360

Weighted average shares of Class B common stock outstanding— basic	3,264	3,263	3,264	3,248
Weighted average potential shares of Class B common stock	—	171	—	177
Weighted average shares of Class B common stock and potential common shares outstanding— diluted	3,264	3,434	3,264	3,425

Basic net (loss) income per Class B common share	$(0.57)	$0.05	$(0.71)	$0.11
Diluted net (loss) income per Class B common share	$(0.57)	$0.05	$(0.71)	$0.11

Potential common shares consist of the shares issuable upon the release of restricted stock units (“RSUs”) and (“PSUs”) and the exercise of stock appreciation rights (“SARs”). The Company’s unvested RSUs and PSUs, and unexercised SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise.

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Class A	2,897	351	2,898	179
Class B	278	—	278	—

4.	FAIR VALUE MEASUREMENTS

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

 The following table sets forth the financial assets and liability, measured at fair value, as of July 31, 2019 and January 31, 2019:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market mutual funds as of July 31, 2019	$106,774
Money market mutual funds as of January 31, 2019	$107,855
Short-term investments as of July 31, 2019	$1,200
Short-term investments as of January 31, 2019	$1,200
Liability related to the interest rate swap as of July 31, 2019		$(115)
Asset related to the interest rate swap as of January 31, 2019		$136

Money market mutual funds are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $35.0 million and $31.6 million at July 31, 2019 and January 31, 2019, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurements levels during the six months ended July 31, 2019.

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

The fair values of the derivative instrument at July 31, 2019 and January 31, 2019 were as follows (in thousands):

	Liability / Asset
		Fair Value
	Balance Sheet Location	July 31, 2019	January 31, 2019
Derivative instrument:
Interest rate swap	Other liabilities / Other assets, net	$(115)	$136
Total		$(115)	$136

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income was $(160,000) and $(251,000) for the three and six months ended July 31, 2019, respectively; compared to $35,000 and $152,000 for the three and six months ended July 31, 2018, respectively.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2019 and January 31, 2019 were as follows:

	July 31, 2019	January 31, 2019
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$2,737	$2,314
Acquired software technology	135	135
	2,872	2,449
Less accumulated amortization	(1,152)	(851)
Capitalized software costs, net	$1,720	$1,598

The Company’s capitalized software development costs relate to translations and localizations of QAD Adaptive Applications. Acquired software technology costs relate to acquired technology purchased during the second quarter fiscal 2019.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2020, approximately $0.1 million of costs and accumulated amortization were removed from the balance sheet.

Amortization of capitalized software costs was $0.2 million and $0.4 million for the three and six months ended July 31, 2019, respectively; compared to $0.1 million and $0.3 million for the three and six months ended July 31, 2018, respectively. Amortization of capitalized software costs is included in “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

 The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of July 31, 2019:

Fiscal Years	(in thousands)
2020 remaining	$458
2021	750
2022	407
2023	92
Thereafter	13
$1,720

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2019 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2019	$28,031	$(15,608)	$12,423
Impact of foreign currency translation	(44)	-	(44)
Balance at July 31, 2019	$27,987	$(15,608)	$12,379

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2019. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2018. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2019. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2019 that would cause the Company to test goodwill for impairment.

Intangible Assets

	July 31, 2019	January 31, 2019
	(in thousands)
Amortizable intangible assets:
Customer relationships	$1,349	$1,348
Less accumulated amortization	(250)	(115)
Amortizable intangible assets, net	$1,099	$1,233

The Company’s intangible assets as of July 31, 2019 are related to the acquisitions completed in the second and third quarters of fiscal 2019. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets, and are amortized over an estimated five year useful life.

Amortization of intangibles from acquisitions was $66,000 and $133,000 for the second quarter and first six months of fiscal 2020, respectively. No amortization expense was recorded in the first half of fiscal 2019. The following table summarizes the future amortization expense relating to the Company’s intangible assets as of July 31, 2019:

Fiscal Years	(in thousands)
2020 remaining	$135
2021	270
2022	270
2023	270
Thereafter	154
$1,099

7.	DEBT

	July 31, 2019	January 31, 2019
	(in thousands)
Note payable	$13,111	$13,358
Less current maturities	(492)	(487)
Less loan origination costs, net	(30)	(35)
Long-term debt	$12,589	$12,836

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 2.31% at July 31, 2019. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2019 was $13.1 million.

8.	LEASES

The Company leases certain office space, office equipment and autos with remaining lease terms of one year to twelve years under leases classified primarily as operating. QAD has options to terminate some of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that QAD will not exercise the early termination option. For certain leases, QAD has options to extend the lease term for additional periods ranging from one year to ten years.

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

A majority of the Company’s leases are operating and lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Variable payments change due to facts or circumstances occurring after the commencement date, other than the passage of time, and do not result in a remeasurement of lease liabilities. The Company’s variable lease payments include payments to lessors for taxes, maintenance, insurance and other operating costs as well as payments that are adjusted based on a CPI index or rate and payments in excess of fixed amounts, such as excess mileage charges on leased autos. The Company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

July 31, 2019

Assets
Operating	$18,097
Finance	98
Total lease assets, net	$18,195

Liabilities
Current
Operating	$4,812
Finance	43
Noncurrent
Operating	14,017
Finance	42
Total lease liabilities	$18,914

The components of lease cost were as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019

Operating lease cost	$1,509	$2,965
Finance lease cost	14	14
Variable lease cost	397	769
Short-term lease cost	66	140
Net lease cost	$1,986	$3,888

Lease term and discount rate were as follows:

July 31, 2019

Weighted-average remaining lease term (in years)
All leases	5.7
Weighted-average discount rate
All leases	6.14%

Supplemental disclosures of cash flow information related to leases were as follows:

	Six Months Ended
	July 31, 2019

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$(3,095	) )
Financing cash flows related to finance leases	(11)
Total cash flows related to lease liabilities	$(3,106)

Non-cash items
Leased assets obtained in exchange for new operating lease liabilities	$7,696
Leased assets obtained in exchange for new finance lease liabilities	110
Total non-cash items	$7,806

Maturities of lease liabilities were as follows as of July 31, 2019 (in millions):

Operating
Leases

Within 1 year	$5.9
2 years	4.5
3 years	3.0
4 years	2.2
5 years	2.0
Thereafter	5.0
Total lease payments	$22.6
Less: Imputed interest	(3.7)
Present value of lease liabilities	$18.9

As of January 31, 2019 future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows (in millions):

2020	$5.6
2021	4.6
2022	2.8
2023	1.8
2024	1.5
Thereafter	2.8
Total	$19.1

The Company is a lessor for certain office space owned by the Company and leased to others under non-cancelable leases with initial terms ranging from six months to one year. These lease agreements provide for a fixed base rent and automatically renew for periods from six months to one year unless terminated. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and six months ended July 31, 2019 the Company received $0.2 and $0.5 million, respectively, of lease income from company-owned locations.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2019	$(7,661)
Other comprehensive income before reclassifications	35
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	35
Balance as of July 31, 2019	$(7,626)

10.	INCOME TAXES

In determining the quarterly provision for income taxes, the Company calculated income tax expense based on actual quarterly results in the second quarter of fiscal year 2020, compared to the prior year where the Company calculated income tax expense based on the estimated annual tax rate. Results were adjusted for discrete items recorded during the period. Actual quarterly results are being used in fiscal 2020 since they provide a more reliable estimate of quarterly tax expense given the Company has recorded net losses during the first half of fiscal 2020 and expects to record a net loss for the full fiscal year.

The Company recorded income tax expense of $9.9 million and $1.5 million in the second quarter of fiscal 2020 and 2019, respectively. The Company’s effective tax rate was (292%) during the second quarter of fiscal 2020 compared to 57% for the same period in the prior year. The change in the effective tax rate was primarily due to a valuation allowance that was placed on the net deferred tax assets of the Company’s wholly-owned Irish subsidiary (the “Irish Principal”) and a taxable loss in the second quarter of fiscal 2020 compared to taxable profits for the same period of fiscal 2019. The placement of a valuation allowance resulted in an accounting adjustment of $10 million to income tax expense.

The Company recorded income tax expense of $10.6 million and $2.7 million for the first six months of fiscal 2020 and 2019, respectively. The Company’s effective tax rate was (180%) during the first six months of fiscal 2020 compared to 51% for the same period in the prior year. The change in the effective tax rate was primarily due to a valuation allowance that was placed on the Company’s Irish Principal’s net deferred tax assets and a taxable loss for the first six months of fiscal 2020 compared to taxable profits for the same period of fiscal 2019. The placement of a valuation allowance resulted in an accounting adjustment of $10 million to income tax expense.

When calculating QAD’s income tax expense for the first six months of fiscal 2020 and fiscal 2019, the Company considered the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted December 22, 2017. The Company calculated an estimate for global intangible low-tax income (“GILTI”) in the Company’s tax expense based on the final GILTI regulations released on June 14, 2019 by the U.S. Department of Treasury. These regulations provide computational, definitional, and anti-avoidance rule guidance relating to the determination of a U.S. shareholder’s GILTI inclusion. In the second quarter of fiscal 2020, cash taxes were not impacted by GILTI since the Company is experiencing losses overseas.

The Company has elected to treat the deferred taxes related to GILTI provisions as a current-period expense when incurred (the “period cost method”).

The gross amount of unrecognized tax benefits was $1.3 million at July 31, 2019, including interest and penalties. The unrecognized tax benefits were reduced by $1 million with an offset to deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2019, the Company has accrued approximately $0.1 million of interest and penalty expense relating to unrecognized tax benefits.

The Company reviews its net deferred tax assets by entity on a quarterly basis to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. During the second quarter of fiscal year 2020 management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Management assesses the transfer pricing methodology, the historical profits, the economics of the country in which the entity operates, the current and future customer base, the type and character of the deferred tax asset and any other current and relevant information by entity to draw its conclusion.

●	For the Irish Principal, the positive evidence was outweighed by the Irish three-year cumulative loss, a fiscal 2020 projected loss, and future earmarked investment necessary to transition the business to cloud. Management concluded that the weight of this negative evidence warranted placing a valuation allowance on the Irish Principal’s net deferred tax assets. A full valuation allowance of $10 million was placed on the Irish Principal’s net deferred tax assets during the second quarter of fiscal 2020.

●	A valuation allowance was also placed on South Africa’s net deferred tax assets. The Company plans to liquidate this entity and does not anticipate utilizing its net operating losses.

●	The valuation allowance on Belgium has been released as management concluded that it is “more likely than not” that Belgium will utilize its net deferred tax assets within the foreseeable future.

A valuation allowance has been established for select foreign jurisdictions along with U.S. federal and state deferred tax assets. The following table discloses the Company’s valuation allowance by entity (in millions):

Jurisdiction	July 31, 2019	January 31, 2019
U.S. federal and state	$26.8	$24.7
Irish Principal	9.9	-
Brazil	5.4	5.2
Germany	2.7	2.9
Hong Kong	1.2	1.2
South Africa	0.2	-
Belgium	-	0.9
Total valuation allowance	$46.2	$34.9

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2014
●	Netherlands for fiscal year ended January 31, 2016
●	Germany for fiscal years ended January 31, 2015, 2016 and 2017
●	Switzerland for fiscal years ended January 31, 2014, 2015, 2016, 2017 and 2018
●	Thailand for fiscal year ended January 31, 2017

During the fiscal year 2020, the Company closed the following audits with an immaterial adjustment:

●	Tennessee for fiscal year ended January 31, 2014, 2015, 2016 and 2017

11.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first six months of fiscal 2020:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount (in thousands)
6/24/2019	7/10/2019	7/17/2019	$0.072	$0.06	$1,387
4/9/2019	4/23/2019	5/3/2019	$0.072	$0.06	$1,374

12.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs, PSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 6 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2019.

Performance Stock Units (“PSUs”)

In June 2019, the Company began issuing performance-based stock units (“PSUs”) to select employees. PSUs granted to employees under the 2016 Program are generally released 1/3 after each year of service for three years and are contingent upon employment with the Company and achievement of pre-determined performance objectives. To determine the anticipated achievement of the performance objectives, management must make assumptions regarding the likelihood of the Company meeting those targets. The number of PSUs that vest will be predicated on the Company achieving performance objectives during the measurement period subsequent to the date of grant. Depending on the financial performance levels achieved, a percentage of the PSUs (0% to 200% of the target award) will vest to the grantees of those stock units. There is no guarantee that such PSUs will vest in whole or in part.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of subscription	$72	$68	$142	$117
Cost of maintenance and other revenue	132	118	253	210
Cost of professional services	359	327	681	553
Sales and marketing	575	534	955	936
Research and development	441	413	868	728
General and administrative	1,609	1,904	2,593	2,926
Total stock-based compensation expense	$3,188	$3,364	$5,492	$5,470

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the six months ended July 31, 2019:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 31, 2019	663	$36.64
Granted	261	39.74
Released (1)	(254)	32.33
Forfeited	(26)	37.56
Outstanding at July 31, 2019	644	$39.55

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2019, the Company withheld 76,000 shares for payment of these taxes at a value of $3.2 million. During the six months ended July 31, 2019, the Company withheld 80,000 shares for payment of these taxes at a value of $3.3 million.

Total unrecognized compensation cost related to RSUs was approximately $24.1 million as of July 31, 2019. This cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

PSU Information

The estimated fair value of PSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for PSUs for the six months ended July 31, 2019:

	PSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 31, 2019	—	$—
Granted	93	39.82
Released	—	—
Forfeited	—	—
Outstanding at July 31, 2019	93	$39.82

Total unrecognized compensation cost related to PSUs was approximately $3.5 million as of July 31, 2019. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the six months ended July 31, 2019:

	SARs (in thousands)		Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2019	2,533		$20.81
Granted	—		—
Exercised	(17)		11.44
Expired	—		—
Forfeited	—		—
Outstanding at July 31, 2019	2,516		$20.87	3.0	$55,181
Vested and exercisable at July 31, 2019	2,231	(1)	$18.38	2.6	$53,002

(1) The number of SARs vested and exercisable at July 31, 2019 includes 877,500 Class A and 127,500 Class B shares previously held by Mr. Karl Lopker which were exercised on August 22, 2019 by his estate, prior to their expiration date of August 25, 2019. Exercise prices for these SARs range from $10.50 to $31.65.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2019, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on July 31, 2019. The total intrinsic value of SARs exercised in the six months ended July 31, 2019 was $0.5 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended July 31, 2019, the Company withheld 2,000 shares for payment of these taxes at a value of $98,000.  During the six months ended July 31, 2019, the Company withheld 4,000 shares for payment of these taxes at a value of $0.2 million.

At July 31, 2019, there was approximately $3.4 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products through its direct sales force in four geographic regions: North America; Europe, the Middle East and Africa (“EMEA”); Asia Pacific; and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Oceania. The Latin America region includes South America, Central America and Mexico. In accordance with Topic 606, the Company reports disaggregated revenue by geography and by industry as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The Company does not consider reporting by industry an operating segment in accordance with ASC 280, Segment Reporting, because discrete financial information by industry is not available. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, reviews the consolidated results within one operating segment.

Subscription, license and maintenance revenues are generally assigned to the region where a majority of end users are located. Professional services revenue is assigned based on the region where the services are delivered.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue:
North America (1)	$36,837	$39,288	$74,496	$79,313
EMEA	22,118	26,906	44,627	51,993
Asia Pacific	11,751	12,866	23,637	25,425
Latin America	5,672	5,483	11,653	14,002
	$76,378	$84,543	$154,413	$170,733

(1)

Sales into Canada accounted for 2% and 3% of North America total revenue in the three and six months ended July 31, 2019, respectively and for 1% and 2% of North America total revenue in the three and six months ended July 31, 2018, respectively.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first six months of fiscal 2020, approximately 48% of our total revenue was generated in North America, 29% in EMEA, 15% in Asia Pacific and 8% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At July 31, 2019, we employed approximately 1,960 employees worldwide, of which 630 employees were based in North America, 620 employees in EMEA, 590 employees in Asia Pacific and 120 employees in Latin America.

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

We are transitioning our business model from traditional on-premises licensing to cloud-based subscriptions. During fiscal 2019 and the first six months of fiscal 2020, we closed most of our new customer deals in the cloud. Subscription revenue grew 15% in the second quarter of fiscal 2020 compared to the same period last year and our twelve-month trailing subscription billings grew by 23%. In addition, we have converted approximately 15% of our existing customers from on-premises licenses to our cloud-based solution. Recurring revenue, which we define as subscription revenue plus maintenance revenue accounted for 72% of total revenue for the first six months of fiscal 2020, compared to 62% for the same period last year. By reducing our customers’ up-front costs and providing continuous application and infrastructure support, we expect our cloud business model will be more attractive than on-premises licenses. We expect recurring revenue to remain a majority of total revenue as our subscription revenue continues to grow.

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

Revenue

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
Subscription	$25,888	$22,439	$3,726	$(277)	$3,449	15%
Percentage of total revenue	34%	27%
License	3,516	5,561	(1,963)	(82)	(2,045)	-37%
Percentage of total revenue	4%	6%
Maintenance and other	29,586	30,574	(459)	(529)	(988)	-3%
Percentage of total revenue	39%	36%
Professional services	17,388	25,969	(8,069)	(512)	(8,581)	-33%
Percentage of total revenue	23%	31%
Total revenue	$76,378	$84,543	$(6,765)	$(1,400)	$(8,165)	-10%

	Six Months Ended July 31, 2019	Six Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Revenue
Subscription	$51,194	$43,950	$8,105	$(861)	$7,244	16%
Percentage of total revenue	33%	26%
License	7,982	11,827	(3,476)	(369)	(3,845)	-33%
Percentage of total revenue	5%	7%
Maintenance and other	59,485	62,057	(885)	(1,687)	(2,572)	-4%
Percentage of total revenue	39%	36%
Professional services	35,752	52,899	(15,384)	(1,763)	(17,147)	-32%
Percentage of total revenue	23%	31%
Total revenue	$154,413	$170,733	$(11,640)	$(4,680)	$(16,320)	-10%

Total Revenue. On a constant currency basis, total revenue was $76.4 million for the second quarter of fiscal 2020, representing a $6.7 million, or 8%, decrease from $83.1 million for the same period last year. The primary reason for the decrease in total revenue was due to lower professional services revenue. Our results for the second quarter of fiscal 2020 also included decreases in license revenue and maintenance and other revenue. As our existing customers convert from on-premises licenses to using our software in the cloud, we expect license revenue and maintenance and other revenue will continue to decline. These decreases were offset by a 17% increase in subscription revenue, on a constant currency basis, as we are focused on selling our software solutions to new customers in the cloud. Revenue outside the North America region as a percentage of total revenue was 52% and 53% for the second quarter of fiscal 2020 and 2019, respectively. On a constant currency basis, total revenue decreased in our North America, EMEA and Asia Pacific regions and was flat in our Latin America region during the second quarter of fiscal 2020 when compared to the same period in the prior year.

On a constant currency basis, total revenue was $154.4 million for the first six months of fiscal 2020, representing an $11.7 million, or 7%, decrease from $166.1 million for the same period last year. When comparing categories within total revenue at constant currency rates, our results for the first six months of fiscal 2020 included decreases in professional services, license and maintenance and other partially offset by an increase in subscription. Revenue outside the North America region as a percentage of total revenue was 52% and 53% for the first six months of both fiscal 2020 and 2019, respectively. On a constant currency basis, total revenue decreased across all regions during the first six months of fiscal 2020 when compared to the prior year.

Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three and six months ended July 31, 2019 and 2018:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Automotive	35%	41%	36%	42%
Consumer products and food and beverage	16%	16%	16%	16%
High technology and industrial products	35%	30%	34%	29%
Life sciences and other	14%	13%	14%	13%
Total revenue	100%	100%	100%	100%

The decrease in percentage of revenue by industry for automotive is primarily related to a reduction in professional services revenue following the completion of a large, multisite global implementation project for a customer in the automotive industry that was substantially completed at the end of the fourth quarter of fiscal 2019.

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

On a constant currency basis, subscription revenue was $25.9 million for the second quarter of fiscal 2020, representing a $3.7 million, or 17%, increase from $22.2 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the second quarter of fiscal 2020 when compared to the same period last year. One of the metrics that management uses to monitor subscription performance is the number of new cloud deals that have been signed in the period. In the second quarter of fiscal 2020 we closed 24 new cloud deals, including 13 new cloud customers and 11 conversions from existing customers who previously purchased on-premises licenses. This compared to the second quarter of fiscal 2019 when we closed 11 new cloud deals, including six new cloud customers and five conversions from existing customers who previously purchased on-premises licenses. The increase in subscription revenue consists of new customer sites; existing Adaptive Applications users converting from on-premises; and additional users and modules purchased by our existing cloud customers.

On a constant currency basis, subscription revenue was $51.2 million for the first six months of fiscal 2020, representing an $8.1 million, or 19%, increase from $43.1 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first six months of fiscal 2020 when compared to the prior year. In the first six months of fiscal 2020 we closed 39 new cloud deals, including 18 new cloud customers and 21 conversions from existing customers who previously purchased on-premises licenses. This compared to the first six months of fiscal 2019 when we closed 29 new cloud deals, including 19 new cloud customers and ten conversions from existing customers who previously purchased on-premises licenses.

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

The following table presents subscription revenue by region for the three and six months ended July 31, 2019 and 2018:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
North America	57%	55%	56%	56%
EMEA	25%	27%	26%	26%
Asia Pacific	11%	13%	12%	13%
Latin America	7%	5%	6%	5%
Total subscription revenue	100%	100%	100%	100%

The following table presents subscription revenue by industry for the three and six months ended July 31, 2019 and 2018:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Automotive	38%	33%	36%	34%
Consumer products and food and beverage	15%	18%	16%	18%
High technology and industrial products	27%	24%	26%	24%
Life sciences and other	20%	25%	22%	24%
Total subscription revenue	100%	100%	100%	100%

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

On a constant currency basis, license revenue was $3.5 million for the second quarter of fiscal 2020, representing a $2.0 million, or 36%, decrease from $5.5 million for the same period last year. On a constant currency basis, license revenue decreased in all our regions during the second quarter of fiscal 2020 when compared to the same period last year. During the second quarter of fiscal 2020, one customer placed one license order totaling more than $0.3 million and no customers placed orders totaling more than $1 million. This compared to the second quarter of fiscal 2019 in which two customers placed license orders totaling more than $0.3 million and no customers placed orders totaling more than $1 million. The majority of our license revenue is generated from additional users and module purchases from our existing customers.

On a constant currency basis, license revenue was $8.0 million for the first six months of fiscal 2020, representing a $3.5 million, or 30%, decrease from $11.5 million for the same period last year. On a constant currency basis, license revenue decreased in all our regions during the first six months of fiscal 2020 when compared to the same period last year. During the first six months of fiscal 2020, two customers placed license orders totaling more than $0.3 million and one order exceeded $1 million. This compared to the first six months of fiscal 2019 in which five customers placed license orders totaling more than $0.3 million and one order exceeded $1.0 million.

Maintenance and Other Revenue. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available.

On a constant currency basis, maintenance and other revenue was $29.6 million for the second quarter of fiscal 2020, representing a $0.4 million, or 1%, decrease from $30.0 million from the same period last year. On a constant currency basis, maintenance and other revenue decreased in our North America region, remained flat in our Latin America and Asia Pacific regions and increased in our EMEA region during the second quarter of fiscal 2020 when compared to the same period last year.  The decrease in maintenance and other revenue period over period is primarily due to continued conversions of existing customers’ on-premises licenses to cloud subscriptions. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. Though we continue to see renewal rates above 90%, conversions from on-premises to cloud have resulted in decreases in maintenance revenue and we expect this trend to continue in the future.

On a constant currency basis, maintenance and other revenue was $59.5 million for the first six months of fiscal 2020, representing a $0.9 million, or 1%, decrease from $60.4 million for the same period last year. On a constant currency basis, maintenance and other revenue decreased in our North America and Latin America regions, remained flat in our Asia Pacific region and increased in our EMEA region during the first six months of fiscal 2020 when compared to the prior year. The decrease in maintenance and other revenue period over period is primarily due to conversions to the cloud, in addition to our historical attrition rates.

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

On a constant currency basis, professional services revenue was $17.4 million for the second quarter of fiscal 2020, representing an $8.1 million, or 32%, decrease from $25.5 million for the same period last year. On a constant currency basis, professional services revenue decreased in all our regions during the second quarter of fiscal 2020 when compared to the same period last year. The prior year includes professional services revenue related to a large, multisite global implementation project that was substantially completed at the end of the fourth quarter of fiscal 2019.

On a constant currency basis, professional services revenue was $35.8 million for the first six months of fiscal 2020, representing a $15.3 million, or 30%, decrease from $51.1 million for the same period last year. On a constant currency basis, professional services revenue decreased in all regions during the first six months of fiscal 2020 when compared to the prior year. The decrease related to a reduction in professional services revenue following the completion of a large, multisite global implementation project.

Total Cost of Revenue

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$9,903	$8,334	$(1,600)	$31	$(1,569)	-19%
Cost of license	554	574	18	2	20	3%
Cost of maintenance and other	7,459	7,774	233	82	315	4%
Cost of professional services	18,116	23,754	5,215	423	5,638	24%
Total cost of revenue	$36,032	$40,436	$3,866	$538	$4,404	11%
Percentage of revenue	47%	48%

	Six Months Ended July 31, 2019	Six Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Cost of revenue
Cost of subscription	$19,320	$16,562	$(2,861)	$103	$(2,758)	-17%
Cost of license	1,145	1,238	90	3	93	8%
Cost of maintenance and other	15,062	15,639	288	289	577	4%
Cost of professional services	37,439	48,064	9,184	1,441	10,625	22%
Total cost of revenue	$72,966	$81,503	$6,701	$1,836	$8,537	10%
Percentage of revenue	47%	48%

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

On a constant currency basis, total cost of revenue was $36.0 million and $39.9 million for the second quarter of fiscal 2020 and 2019, respectively, and as a percentage of total revenue was 47% and 48% in the second quarter of fiscal 2020 and 2019, respectively. The non-currency related decrease in cost of revenue of $3.9 million, or 10%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily due to lower professional services third-party contractor costs and lower travel costs associated with decreased professional services revenue partially offset by higher hosting costs and salaries and related costs associated with the increase in subscription revenue.

On a constant currency basis, total cost of revenue was $73.0 million and $79.7 million for the first six months of fiscal 2020 and 2019, respectively, and as a percentage of total revenue was 47% and 48% for the first six months of fiscal 2020 and 2019, respectively. The non-currency related decrease in cost of revenue of $6.7 million, or 8%, in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was primarily due to lower professional services third-party contractor costs and lower travel costs associated with decreased services revenue partially offset by higher hosting costs and salaries and related costs associated with the increase in subscription revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $9.9 million for the second quarter of fiscal 2020, representing a $1.6 million, or 19%, increase from $8.3 million for the same period last year. The non-currency related increase in cost of subscription of $1.6 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily due to higher hosting costs of $0.7 million, higher third-party contractor costs of $0.3 million and higher salaries and related costs of $0.3 million, as a result of additional headcount of 21 people. Cost of subscription as a percentage of subscription revenue was 38% and 37% in the second quarter of fiscal 2020 and 2019, respectively. We continue to focus on improving our subscription margins over time due to leveraging ongoing economies of scale and implementing operational efficiencies. We have experienced and may experience in the future quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

On a constant currency basis, cost of subscription was $19.3 million for the first six months of fiscal 2019, representing a $2.8 million, or 17%, increase from $16.5 million for the same period last year. The non-currency related increase in cost of subscription of $2.8 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was primarily due to higher hosting costs of $1.3 million, higher salaries and related costs of $0.7 million, as a result of additional headcount of 21 people, lower cross-charges to professional services to support conversions and upgrade projects of $0.4 million, higher third-party contractor costs of $0.2 million and higher allocation of information technology and facilities costs of $0.2 million. Cost of subscription as a percentage of subscription revenue was 38% in the first six months of both fiscal 2020 and 2019.

Cost of License. On a constant currency basis, cost of license was $0.6 million for the second quarter of fiscal 2020 and 2019. A majority of cost of license was royalty expense, which as a percent of license revenue, remained relatively consistent year over year.

On a constant currency basis, cost of license was $1.1 million for the first six months of fiscal 2020, representing a $0.1 million, or 8%, decrease from $1.2 million for the same period last year. A majority of cost of license was royalty expense, which as a percent of license revenue, remained relatively consistent year over year.

Cost of Maintenance and Other. On a constant currency basis, cost of maintenance and other was $7.5 million for the second quarter of fiscal 2020, representing a $0.2 million, or 3%, decrease from $7.7 million for the same period last year. Expense categories within cost of maintenance and other were relatively consistent for the second quarter of fiscal 2020 compared to the same period last year. Cost of maintenance and other as a percentage of maintenance and other revenue was 25% in each of the second quarters of fiscal 2020 and 2019.

On a constant currency basis, cost of maintenance and other was $15.1 million for the first six months of fiscal 2020, representing a $0.3 million, or 2%, decrease from $15.4 million for the same period last year. Expense categories within cost of maintenance and other were relatively consistent for the first six months of fiscal 2020 compared to the same period last year. Cost of maintenance and other as a percentage of maintenance and other revenue was 25% in each of the first six months of fiscal 2020 and 2019.

Cost of Professional Services. On a constant currency basis, cost of professional services was $18.1 million for the second quarter of fiscal 2020, representing a $5.2 million, or 22%, decrease from $23.3 million for the same period last year. The non-currency related decrease in cost of professional services of $5.2 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily due to lower third-party contractor costs of $3.1 million, lower travel expense of $1.3 million, lower cross-charges from other departments to support conversion and upgrade projects of $0.5 million, lower salaries and related costs of $0.4 million, as a result of a decrease in headcount of 10 people, and lower bonuses of $0.3 million partially offset by higher severance of $0.5 million. Cost of professional services as a percentage of professional services revenues was 104% and 91% for the second quarter of fiscal 2020 and 2019, respectively.

On a constant currency basis, cost of professional services was $37.4 million for the first six months of fiscal 2020, representing a $9.2 million, or 20%, decrease from $46.6 million for the same period last year. The non-currency related decrease in cost of professional services of $9.2 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was primarily due to lower third-party contractor costs of $5.7 million, lower travel expense of $2.1 million, lower cross-charges from other departments to support conversion and upgrade projects of $0.9 million, lower salaries and related costs of $0.4 million, as a result of a decrease in headcount of 10 people, and lower bonuses of $0.5 million partially offset by higher severance of $0.6 million. Cost of professional services as a percentage of professional services revenues was 105% and 91% for the first six months of fiscal 2020 and 2019, respectively.

Sales and Marketing

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$20,191	$19,502	$(957)	$268	$(689)	-4%
Percentage of revenue	26%	23%

	Six Months Ended July 31, 2019	Six Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Sales and marketing	$41,082	$39,448	$(2,466)	$832	$(1,634)	-4%
Percentage of revenue	27%	23%

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

On a constant currency basis, sales and marketing expense was $20.2 million for the second quarter of fiscal 2020, representing a $1.0 million, or 5%, increase from $19.2 million for the same period last year. The non-currency related increase in sales and marketing expense of $1.0 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily due to higher salaries and related costs of $0.4 million, as a result of additional headcount of 31 people, higher marketing expense of $0.3 million, higher travel expense of $0.2 million and a higher allocation of information technology and facilities costs of $0.2 million partially offset lower bonuses of $0.3 million. Sales and marketing expenses benefitted $0.7 million from moving 30 order processing employees to general and administrative expense. If this move did not occur, sales and marketing salaries and related costs would have been $1.1 million higher than last year as a result of additional headcount of 61 employees.

On a constant currency basis, sales and marketing expense was $41.1 million for the first six months of fiscal 2020, representing a $2.5 million, or 6%, increase from $38.6 million for the same period last year. The non-currency related increase in sales and marketing expense of $2.5 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was primarily due to higher salaries and related costs of $1.1 million, as a result of additional headcount of 31 people, higher severance of $0.4 million, a higher allocation of information technology and facilities costs of $0.4 million, higher marketing expense of $0.3 million, higher recruiting expense of $0.3 million and higher travel expense of $0.2 million partially offset by lower commissions of $0.3 million and lower bonuses of $0.3 million. Sales and marketing expenses benefitted $1.3 million from moving 30 order processing employees to general and administrative expense during the first half of fiscal 2020.  If this move did not occur, sales and marketing salaries and related costs would have been $2.4 million higher than last year as a result of additional headcount of 61 employees.

Research and Development

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$13,870	$13,513	$(583)	$226	$(357)	-3%
Percentage of revenue	18%	16%

	Six Months Ended July 31, 2019	Six Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
Research and development	$27,857	$27,519	$(982)	$644	$(338)	-1%
Percentage of revenue	18%	16%

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

On a constant currency basis, research and development expense was $13.9 million for the second quarter of fiscal 2020, representing a $0.6 million, or 5%, increase from $13.3 million for the same period last year. The non-currency related increase in research and development expense of $0.6 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily due to higher salaries and related costs of $0.3 million and higher cross-charges from other departments of $0.3 million to support the development of advanced technologies in the areas of robotic process automation, machine learning and the industrial internet of things (“IoT”).

On a constant currency basis, research and development expense was $27.9 million for the first six months of fiscal 2020, representing a $1.0 million, or 4%, increase from $26.9 million for the same period last year. The non-currency related increase in research and development expense of $1.0 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was primarily due higher salaries and related costs of $0.6 million, higher third-party contractor costs of $0.3 million and higher cross-charges from other departments of $0.3 million to support the development of advanced technologies.

General and Administrative

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$10,392	$9,366	$(1,107)	$81	$(1,026)	-11%
Percentage of revenue	14%	11%

	Six Months Ended July 31, 2019	Six Months Ended July 31, 2018	Change in Constant Currency	Change due to Currency Fluctuations	Total Change as Reported $	%
(in thousands)
General and administrative	$19,810	$18,728	$(1,366)	$284	$(1,082)	-6%
Percentage of revenue	13%	11%

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

On a constant currency basis, general and administrative expense was $10.4 million for the second quarter of fiscal 2020, representing a $1.1 million, or 12%, increase from $9.3 million for the same period last year. The non-currency related increase in general and administrative expense of $1.1 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily due to higher salaries and related costs of $0.7 million, as a result of moving our order processing employees from sales and marketing expense to general and administrative expense, a higher allocation of information technology and facilities costs of $0.3 million, higher severance of $0.2 million and higher professional fees of $0.2 million partially offset by lower stock compensation expense of $0.3 million.

On a constant currency basis, general and administrative expense was $19.8 million for the first six months of fiscal 2020, representing a $1.4 million, or 8%, increase from $18.4 million for the same period last year. The non-currency related increase in general and administrative expense of $1.4 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 was primarily due to higher salaries and related costs of $1.5 million, primarily as a result of moving our order processing employees from sales and marketing expense to general and administrative expense, and a higher allocation of information technology and facilities costs of $0.3 million partially offset by lower stock compensation expense of $0.3 million.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $66,000 and zero in the second quarter of fiscal 2020 and 2019, respectively, and $133,000 and zero for the first six months of fiscal 2020 and 2019, respectively. Amortization expense for the second quarter and the first six months of fiscal 2020 was related to intangible assets acquired during fiscal 2019.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	July 31, 2019	$	%	July 31, 2018
(in thousands)
Other (income) expense
Interest income	$(789)	$(46)	-6%	$(743)
Interest expense	148	(6)	-4%	154
Other income, net	(154)	115	43%	(269)
Total other income, net	$(795)	$63	7%	$(858)
Percentage of revenue	-1%			-1%

	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2019	$	%	July 31, 2018
(in thousands)
Other (income) expense
Interest income	$(1,513)	$(246)	-19%	$(1,267)
Interest expense	301	(10)	-3%	311
Other income, net	(326)	347	52%	(673)
Total other income, net	$(1,538)	$91	6%	$(1,629)
Percentage of revenue	-1%			-1%

Total other income, net was $0.8 million and $0.9 million for the second quarter of fiscal 2020 and fiscal 2019, respectively. Other (income) expense categories within total other income, net were relatively consistent for the second quarter of fiscal 2020 compared to the same period last year.

Total other income, net was $1.5 million and $1.6 million for the first six months of fiscal 2020 and fiscal 2019, respectively. The change in net other (income) expense was primarily related to the unfavorable change in the fair market value of the interest rate swap associated with the mortgage on our headquarters of $0.4 million partially offset by higher interest income of $0.2 million.

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

Income Tax Expense

	Three Months Ended	Increase Compared to Prior Period		Three Months Ended
	July 31, 2019	$	%	July 31, 2018
(in thousands)
Income tax expense	$9,872	$8,401	571%	$1,471
Percentage of revenue	13%			2%
Effective tax rate	-292%			57%

	Six Months Ended	Increase Compared to Prior Period		Six Months Ended
	July 31, 2019	$	%	July 31, 2018
(in thousands)
Income tax expense	$10,587	$7,933	299%	$2,654
Percentage of revenue	7%			2%
Effective tax rate	-180%			51%

In determining the quarterly provision for income taxes, we calculated income tax expense based on actual quarterly results in the second quarter of fiscal 2020. In the prior year, we were anticipating a profit for the year and therefore we used an estimated annual tax rate when calculating income tax expense. These results were adjusted for discrete items recorded during the period. Actual quarterly results are being used in fiscal 2020 since they provide a more reliable estimate of quarterly tax expense given that we recorded net losses during the first half of fiscal 2020 and we expect a net loss for the full fiscal year.

We recorded income tax expense of $9.9 million and $1.5 million in the second quarter of fiscal 2020 and 2019, respectively. Our effective tax rate was (292%) for the second quarter of fiscal 2020 compared to 57% for the same period in the prior year. The change in the effective tax rate was primarily due to a valuation allowance that was placed on the net deferred tax assets of our wholly-owned Irish subsidiary and a taxable loss in the second quarter of fiscal 2020 compared to a taxable profit for the same period of fiscal 2019. The placement of a valuation allowance resulted in an accounting adjustment of $10 million to income tax expense.

We recorded income tax expense of $10.6 million and $2.7 million for the first six months of fiscal 2020 and 2019, respectively. Our effective tax rate was (180%) compared to 51% for the same period in the prior year. The change in the effective tax rate was primarily due to a valuation allowance that was placed on our Irish Principal’s net deferred tax assets and a taxable loss for the first six months of fiscal 2020 compared to a taxable profit for the same period of fiscal 2019. The placement of a valuation allowance resulted in an accounting adjustment of $10 million to income tax expense.

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

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
(in thousands)
Total revenue	$76,378	$84,543	$154,413	$170,733
Net (loss) income	(13,250)	1,113	(16,484)	2,510
Add back:
Net interest expense	(641)	(589)	(1,212)	(956)
Depreciation	1,276	1,188	2,603	2,388
Amortization	300	146	574	305
Income tax expense	9,872	1,471	10,587	2,654
EBITDA	$(2,443)	$3,329	$(3,932)	$6,901
Add back:
Stock-based compensation expense	3,188	3,364	5,492	5,470
Change in fair value of interest rate swap	160	(35)	251	(152)
Adjusted EBITDA	$905	$6,658	$1,811	$12,219
Adjusted EBITDA margin	1%	8%	1%	7%

Non-GAAP pre-tax income reconciliation
(Loss) income before income taxes	$(3,378)	$2,584	$(5,897)	$5,164
Add back
Stock-based compensation expense	3,188	3,364	5,492	5,470
Amortization of purchased intangible assets	73	-	147	-
Change in fair value of interest rate swap	160	(35)	251	(152)
Non-GAAP income before income taxes	$43	$5,913	$(7)	$10,482

Estimated income tax expense on GAAP earnings	$1,074	$1,622	$1,657	$2,734

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

At July 31, 2019, our principal sources of liquidity were cash and equivalents totaling $141.8 million, short-term investments of $1.2 million and net accounts receivable of $41.5 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 86% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2019.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held outside of the United States was 71% and 74% as of July 31, 2019 and January 31, 2019, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds, and in U.S. Treasury and government securities funds. The remaining cash and equivalents and short-term investments are held in deposit accounts and certificates of deposit.

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

The following table summarizes our cash flows for the six months ended July 31, 2019 and 2018:

	Six Months Ended July 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$14,178	$9,146
Net cash used in investing activities	(4,241)	(2,990)
Net cash used in financing activities	(6,510)	(11,541)
Effect of foreign exchange rates on cash and equivalents	(1,072)	(2,110)
Net increase (decrease) in cash and equivalents	$2,355	$(7,495)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee-related compensation payments, vendor payments and tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $14.2 million and $9.1 million for the first six months of fiscal 2020 and 2019, respectively. The increase in cash flows from operating activities was due primarily to the positive cash flow effect of changes in accounts receivable of $12.2 million and changes in non-cash items (including net change in valuation allowance, depreciation and amortization, stock-based compensation, change in fair value of interest rate swap and provision for doubtful accounts/sales adjustments) of $12.2 million partially offset by lower net income of $19.0 million.

Net cash used in investing activities included capital expenditures of $3.7 million and $2.0 million for the first six months of fiscal 2020 and 2019, respectively.  The increase in capital expenditures primarily relates to leasehold improvements. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities primarily consisted of payments of withholding taxes on the settlement of stock-based compensation and payment of dividends. In the first six months of fiscal 2020 and 2019, we paid withholding taxes of $3.5 million and $8.6 million, respectively, on vested restricted stock units and exercised stock appreciation rights. In the first six months of fiscal 2020 and 2019, we made dividend payments of $2.8 million and $2.7 million, respectively. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends and the structure of potential future dividend payments.

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

DSO under the countback method was 49 days and 53 days as of July 31, 2019 and 2018, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 49 days and 58 days at July 31, 2019 and 2018, respectively. The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of July 31, 2019 and the quality of our receivables remains good.

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

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2019 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019. During the three and six months ended July 31, 2019 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, our wholly owned limited liability company, entered into a variable rate credit agreement (the “2012 Mortgage”) with Rabobank, N.A., to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 2.31% at July 31, 2019. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Rabobank, N.A. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of July 31, 2019 was $13.1 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2019 and the first six months of fiscal 2020 due primarily to the volatility of the euro in relation to the U.S. dollar. The foreign currencies for which we currently have the most significant exposure are the euro and Mexican peso. Foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of July 31, 2019.

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

For the six months ended July 31, 2019 and 2018, approximately 50% and 53%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 40% and 41% for the six months ended July 31, 2019 and 2018, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 4%, and our operating income would be adversely affected by approximately 16%.

For each of the six months ended July 31, 2019 and 2018, foreign currency transaction and remeasurement gains totaled $0.3 million, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.8 million.

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

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the July 31, 2019 rates would cause less than a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage and effectively lowers our interest rate from the previous mortgage rate of 6.5%. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.

(Registrant)

Date: September 9, 2019	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Chief Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)