Form 10-Q
period 2020-04-30
QAD INC
filed 2020-06-08
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of May 31, 2020, there were 17,114,769 shares of the Registrant’s Class A common stock outstanding and 3,321,002 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30, 2020	January 31, 2020
Assets

Current assets:
Cash and equivalents	$140,154	$136,717
Accounts receivable, net of allowances of $3,685 and $2,940 at April 30, 2020 and January 31, 2020, respectively	46,572	80,968
Prepaid expenses and other current assets, net	23,490	24,952
Total current assets	210,216	242,637
Property and equipment, net of accumulated depreciation and amortization of $39,764 and $38,861 at April 30, 2020 and January 31, 2020, respectively	28,249	28,687
Lease right-of-use assets	16,760	18,329
Capitalized software costs, net	1,912	1,922
Goodwill	12,056	12,388
Deferred tax assets, net	5,838	5,834
Other assets, net	11,928	13,007
Total assets	$286,959	$322,804

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$510	$503
Lease liabilities	4,107	4,371
Accounts payable	6,345	9,840
Deferred revenue	102,302	118,413
Other current liabilities	26,111	39,900
Total current liabilities	139,375	173,027
Long-term debt	12,213	12,341
Long-term lease liabilities	13,404	14,612
Other liabilities	8,096	6,759
Total liabilities	173,088	206,739
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 17,113,282 and 17,108,846 shares at April 30, 2020 and January 31, 2020, respectively	17	17
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both April 30, 2020 and January 31, 2020	4	4
Additional paid-in capital	200,126	197,824
Treasury stock, at cost 216,378 Class B shares at both April 30, 2020 and January 31, 2020	(3,226)	(3,226)
Accumulated deficit	(72,050)	(70,209)
Accumulated other comprehensive loss	(11,000)	(8,345)
Total stockholders’ equity	113,871	116,065
Total liabilities and stockholders’ equity	$286,959	$322,804

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	$30,771	$25,306
License	1,221	4,466
Maintenance	26,408	29,899
Professional services	15,747	18,364
Total revenue	74,147	78,035

Costs of revenue:
Subscription	10,348	9,417
License	401	591
Maintenance	6,744	7,603
Professional services	14,932	19,323
Total cost of revenue	32,425	36,934

Gross profit	41,722	41,101

Operating expenses:
Sales and marketing	18,557	20,891
Research and development	14,017	13,987
General and administrative	10,017	9,418
Amortization of intangibles from acquisitions	64	67
Total operating expenses	42,655	44,363

Operating loss	(933)	(3,262)

Other (income) expense:
Interest income	(436)	(724)
Interest expense	150	153
Other (income), net	(1,232)	(172)
Total other (income), net	(1,518)	(743)

Income (loss) before income taxes	585	(2,519)
Income tax expense	995	715

Net loss	$(410)	$(3,234)

Basic net loss per share
Class A	$(0.02)	$(0.17)
Class B	$(0.02)	$(0.14)
Diluted net loss per share
Class A	$(0.02)	$(0.17)
Class B	$(0.02)	$(0.14)

Net loss	$(410)	$(3,234)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,655)	(263)
Total comprehensive loss	$(3,065)	$(3,497)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30, 2020
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2020	17,109	3,537	(216)	$17	$4	$197,824	$(3,226)	$(70,209)	$(8,345)	$116,065
Net loss	—	—	—	—	—	—	—	(410)	—	(410)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2,655)	(2,655)
Stock award exercises	—	—	—	—	—	(11)	—	—	—	(11)
Stock compensation expense	—	—	—	—	—	2,405	—	—	—	2,405
Dividends declared ($0.072 and $0.06 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(1,431)	—	(1,431)
Restricted stock	4	—	—	—	—	(92)	—	—	—	(92)
Balance, April 30, 2020	17,113	3,537	(216)	$17	$4	$200,126	$(3,226)	$(72,050)	$(11,000)	$113,871

	Three Months Ended April 30, 2019
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2019	16,605	3,537	(515)	$16	$4	$196,723	$(7,350)	$(48,485)	$(7,661)	$133,247
Net loss	—	—	—	—	—	—	—	(3,234)	—	(3,234)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(263)	(263)
Stock award exercises	—	—	3	—	—	(144)	87	—	—	(57)
Stock compensation expense	—	—	—	—	—	2,304	—	—	—	2,304
Dividends declared ($0.072 and $0.06 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(1,374)	—	(1,374)
Restricted stock	—	—	7	—	—	(219)	41	—	—	(178)
Adoption of ASU2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(173)	—	(173)
Balance, April 30, 2019	16,605	3,537	(505)	$16	$4	$198,664	$(7,222)	$(53,266)	$(7,924)	$130,272

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(410)	$(3,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,652	1,493
Amortization of costs capitalized to obtain and fulfill contracts	1,175	1,073
Amortization of right-of-use assets	1,457	1,456
Net change in valuation allowance	518	809
Other deferred income taxes	(70)	37
Provision for (recovery of) doubtful accounts and sales adjustments	939	(67)
Stock compensation expense	2,405	2,304
Change in fair value of derivative instrument	251	91
Other, net	70	64
Changes in assets and liabilities:
Accounts receivable	32,458	32,033
Costs capitalized to obtain and fulfill contracts	(899)	(927)
Lease liabilities	(1,342)	(1,584)
Prepaid expenses and other assets	1,279	(1,753)
Accounts payable	(3,157)	(1,378)
Deferred revenue	(13,381)	(9,426)
Other liabilities	(12,033)	(6,796)
Net cash provided by operating activities	10,912	14,195
Cash flows from investing activities:
Purchase of property and equipment	(1,017)	(1,036)
Capitalized software costs	(272)	(264)
Net cash used in investing activities	(1,289)	(1,300)
Cash flows from financing activities:
Repayments of debt	(149)	(122)
Dividends paid	(1,431)	-
Tax payments related to stock awards	(103)	(235)
Net cash used in financing activities	(1,683)	(357)

Effect of exchange rates on cash and equivalents	(4,503)	(961)

Net increase in cash and equivalents	3,437	11,577

Cash and equivalents at beginning of period	136,717	139,413

Cash and equivalents at end of period	$140,154	$150,990

Supplemental disclosure of non-cash activities
Obligations associated with dividend declaration	$-	$1,374

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$144	$149
Income taxes, net of refunds	$758	$791

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (QAD or the Company). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. The Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries. Because of seasonal and other factors, results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021.

The Company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the Company’s critical accounting policies and estimates. The Company believes that these accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s accounting policies except as described below upon adoption of ASU 2016-13, Financial Instruments-Credit Losses.

Recent Accounting Pronouncements

Except as discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) or adopted by the Company during the three months ended April 30, 2020, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements Adopted

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, that eliminates “Step 2” from the goodwill impairment test. QAD adopted the new standard on February 1, 2020, the first day of fiscal 2021. The new standard did not have an impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables and contract assets. QAD adopted the new standard on February 1, 2020, the first day of fiscal 2021, using the modified retrospective approach. The adoption of this standard did not have a material impact on QAD’s condensed consolidated financial statements. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, consideration of current and anticipated future economic conditions and other relevant data.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted the new standard on February 1, 2020, the first day of fiscal 2021. The adoption of this standard did not have a material impact on QAD’s condensed consolidated financial statements.

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

QAD offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a cloud-based subscription model. The on-premises model involves the license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the cloud-based subscription delivery model, QAD provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

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

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (SSP) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed fiscal year to determine the range of selling prices applicable to a distinct good or service.

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

Subscription

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the cloud environment is made available to the customer. The initial subscription period is typically 24 to 60 months. The Company generally invoices its customers in advance in quarterly or annual installments and typical payment terms provide that customers make payment within 30 days of invoice. In addition, a majority of customers renew their subscription contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

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

Professional Services

Revenue from professional services is typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed.  In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, compared to total estimated costs to complete the services project.  Management applies judgment when estimating project status and the costs necessary to complete the services projects.  A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances, and specification and testing requirement changes.  Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

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

The Company’s revenue by geography is as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
North America	$37,002	$37,659
EMEA	22,568	22,509
Asia Pacific	9,642	11,886
Latin America	4,935	5,981
Total revenue	$74,147	$78,035

The Company’s revenue by industry is as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Automotive	$24,137	$29,072
Consumer products and food and beverage	11,814	11,978
High technology and industrial products	26,824	25,548
Life sciences and other	11,372	11,437
Total revenue	$74,147	$78,035

The decrease in revenue by industry for automotive in the first quarter in fiscal 2021 compared to the same period last year primarily relates to lower services revenue.  The prior year quarter included several large services implementation projects in the automotive industry.

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

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of April 30, 2020 and January 31, 2020. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	April 30, 2020	January 31, 2020
	(in thousands)
Contract assets, short-term (in Prepaid expenses and other current assets, net)	$1,952	$1,595
Contract assets, long-term (in Other assets, net)	164	214
Total contract assets	$2,116	$1,809
Deferred revenue, short-term	$102,302	$118,413
Deferred revenue, long-term (in Other liabilities)	2,846	2,811
Total deferred revenue	$105,148	$121,224

During the three months ended April 30, 2020, the Company recognized $52.1 million of revenue that was included in the gross deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $270.5 million as of April 30, 2020, of which the Company expects to recognize approximately $159.9 million as revenue over the next 12 months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	April 30, 2020	January 31, 2020
	(in thousands)
Deferred maintenance	$58,416	$69,650
Deferred subscription	41,266	45,702
Deferred professional services	2,483	2,705
Deferred license and other revenue	137	356
Deferred revenues, current	102,302	118,413
Deferred revenues, non-current (in Other liabilities)	2,846	2,811
Total deferred revenues	$105,148	$121,224

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

●

The Company generally expenses sales commissions and sales agent fees when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

●

The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (applies to time-and-material engagements).

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets, net and other long-term assets, net, respectively, in the Company’s Condensed Consolidated Balance Sheets. At April 30, 2020 and January 31, 2020, the Company had $12.0 million and $12.3 million, respectively, of deferred commissions and sales agent fees. For the three months ended April 30, 2020 and 2019, $1.0 million and $0.9 million, respectively, of amortization expense related to deferred commissions and sales agent fees was recorded in sales and marketing expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in prepaid expenses and other current assets, net and other assets, net in the Company’s Condensed Consolidated Balance Sheets. At April 30, 2020 and January 31, 2020 the Company had deferred setup costs of $1.4 million and $1.4 million, respectively. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the three months ended April 30, 2020 and 2019, $0.1 million of amortization expense related to deferred setup costs was recorded in cost of subscription in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the three months ended April 30, 2020 and 2019.

3.	COMPUTATION OF NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2020	2019
	(in thousands except per share data)
Net loss	$(410)	$(3,234)
Less: Dividends declared	(1,431)	(1,374)
Undistributed net loss	$(1,841)	$(4,608)

Net loss per share – Class A Common Stock
Dividends declared	$1,232	$1,178
Allocation of undistributed net loss	(1,585)	(3,952)
Net loss attributable to Class A common stock	$(353)	$(2,774)

Weighted average shares of Class A common stock outstanding—basic	17,112	16,367
Weighted average potential shares of Class A common stock	—	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	17,112	16,367

Basic net loss per Class A common share	$(0.02)	$(0.17)
Diluted net loss per Class A common share	$(0.02)	$(0.17)

Net loss per share – Class B Common Stock
Dividends declared	$199	$196
Allocation of undistributed net loss	(256)	(656)
Net loss attributable to Class B common stock	$(57)	$(460)

Weighted average shares of Class B common stock outstanding—basic	3,321	3,264
Weighted average potential shares of Class B common stock	—	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,321	3,264

Basic net loss per Class B common share	$(0.02)	$(0.14)
Diluted net loss per Class B common share	$(0.02)	$(0.14)

Potential common shares consist of the shares issuable upon the release of restricted stock units (RSUs) and performance stock units (PSUs) and the exercise of stock appreciation rights (SARs). The Company’s unvested RSUs and PSUs, and unexercised SARs are not considered participating securities as they do not have rights to dividends or dividend equivalents prior to release or exercise.

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Class A	1,845	2,899
Class B	150	278

4.	FAIR VALUE MEASUREMENTS

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

•  Level 1 – The assets are recorded at fair value based upon quoted market prices.

•  Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves.

The following table sets forth the financial assets and liability, measured at fair value, as of April 30, 2020 and January 31, 2020:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of April 30, 2020
Money market mutual funds	$112,299
Certificates of deposit	$10,114
Liability related to the interest rate swap		$(483)

As of January 31, 2020
Money market mutual funds	$107,319
Certificates of deposit	$14,917
Liability related to the interest rate swap		$(232)

Money market mutual funds and certificates of deposit are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $17.7 million and $14.5 million at April 30, 2020 and January 31, 2020, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurement levels during the three months ended April 30, 2020.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 7 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other (income) expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at April 30, 2020 and January 31, 2020 were as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	April 30, 2020	January 31, 2020
Derivative instrument:
Interest rate swap	Other liabilities	$(483)	$(232)
Total		$(483)	$(232)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended April 30, 2020 and 2019 was $(251,000) and $(91,000), respectively.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2020 and January 31, 2020 were as follows:

	April 30, 2020	January 31, 2020
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$3,496	$3,356
Acquired software technology	135	135
	3,631	3,491
Less accumulated amortization	(1,719)	(1,569)
Capitalized software costs, net	$1,912	$1,922

The Company’s capitalized software development costs relate to translations and localizations of QAD Adaptive Applications. Acquired software technology costs relate to intellectual property purchased during the second quarter fiscal 2019.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first three months of fiscal 2021, approximately $0.1 million of costs and accumulated amortization were removed from the Condensed Consolidated Balance Sheet, related to capitalized software development costs which were fully amortized during the first quarter of fiscal 2021.

Amortization of capitalized software costs was $0.3 million and $0.2 million for the three months ended April 30, 2020 and 2019, respectively. Amortization of capitalized software costs is included in “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of April 30, 2020:

Fiscal Years	(in thousands)
2021 remaining	$773
2022	734
2023	370
2024	35
Thereafter	-
$1,912

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 30, 2020 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2020	$27,996	$(15,608)	$12,388
Impact of foreign currency translation	(332)	-	(332)
Balance at April 30, 2020	$27,664	$(15,608)	$12,056

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2020. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2019. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2020. The Company monitors the indicators for goodwill impairment testing between annual tests. As a result of the decline in the global economy due to the global pandemic COVID-19, the Company reviewed goodwill for impairment in the first quarter and given the Company's market capitalization has remained unchanged, goodwill is not impaired.

Intangible Assets

	April 30, 2020	January 31, 2020
	(in thousands)
Amortizable intangible assets:
Customer relationships	$1,252	$1,379
Less accumulated amortization	(420)	(394)
Amortizable intangible assets, net	$832	$985

The Company’s intangible assets are related to the acquisitions completed in the second and third quarters of fiscal 2019. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets, and are amortized over an estimated five year useful life.

Amortization of intangible assets from acquisitions was $0.1 million for both the three months ended April 30, 2020 and 2019. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of April 30, 2020:

Fiscal Years	(in thousands)
2021 remaining	$188
2022	251
2023	251
2024	142
Thereafter	-
$832

7.	DEBT

	April 30, 2020	January 31, 2020
	(in thousands)
Note payable	$12,745	$12,868
Less current maturities	(510)	(503)
Less loan origination costs, net	(22)	(24)
Long-term debt	$12,213	$12,341

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the “2012 Mortgage”) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.70% at April 30, 2020. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2020 was $12.7 million.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2020	$(8,345)
Other comprehensive loss before reclassifications	(2,655)
Amounts reclassified from accumulated other comprehensive loss	-
Net current period other comprehensive loss	(2,655)
Balance as of April 30, 2020	$(11,000)

During the three months ended April 30, 2020 there were no reclassifications from accumulated other comprehensive loss.

9.	INCOME TAXES

In determining the quarterly provision for income taxes, the Company calculated income tax expense based on actual quarterly results in the first quarters of fiscal years 2021 and 2020, respectively. These results were adjusted for discrete items recorded during the period. Actual quarterly results were used in fiscal 2021 and 2020 since they provided a more reliable estimate of quarterly tax expense.

The Company recorded income tax expense of $1.0 million and $0.7 million for the first three months of fiscal 2021 and 2020, respectively. The Company’s effective tax rate was 170% and (28%) during the first quarter of fiscal 2021 and 2020, respectively. The change in the effective tax rate is primarily due to recording a pre-tax profit of $0.6 million in the first quarter of fiscal 2021 compared to the pre-tax loss for the same period of fiscal 2020.

On March 27, 2020, in response to the coronavirus (COVID-19) pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides additional economic stimulus to address the impact of the COVID-19 pandemic. In the first quarter of fiscal year 2021, the Company’s income tax provision was not significantly impacted by the CARES Act. The Company will continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects that may result from future legislation.

When calculating QAD’s income tax expense for the first three months of fiscal 2021, the Company considered the Tax Act. The Company calculated an estimate for global intangible low-tax income (GILTI) in the Company’s tax expense based on the final GILTI regulations released on June 14, 2019 by the U.S. Department of Treasury. These regulations provide computational, definitional, and anti-avoidance rule guidance relating to the determination of a U.S. shareholder’s GILTI inclusion. In addition, the technical change in depreciation on qualified improvement property enacted in the CARES Act was also considered in the GILTI calculation. In the first quarter of fiscal 2021, cash taxes were not impacted by GILTI since the Company remained in a taxable loss position despite a GILTI inclusion. In the first quarter of fiscal 2020, the Company did not have a GILTI inclusion because of the losses sustained in Ireland.

The Company has elected to treat the deferred taxes related to GILTI provisions as a current-period expense when incurred (the “period cost method”).

At April 30, 2020 and 2019, the gross amount of unrecognized tax benefits was $1.2 million and $1.3 million respectively, including interest and penalties. The unrecognized tax benefits for the first three months of fiscal 2021 and fiscal 2020 were reduced by $1 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2020 and 2019, the Company accrued approximately $0.1 million of interest and penalty expense relating to unrecognized tax benefits.

The Company reviews its net deferred tax assets by entity at each balance sheet date to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. During the first quarter of fiscal year 2021 management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Management assessed the transfer pricing methodology, the historical profits, the economics of the country in which the entity operates, the current and future customer base, the type and character of the deferred tax asset and any other current and relevant information by entity to draw its conclusion.

A valuation allowance has been established for select foreign jurisdictions along with U.S. federal and state deferred tax assets. The following table discloses the Company’s valuation allowance by entity (in millions):

Jurisdiction	April 30, 2020	January 31, 2020
U.S. federal and state	$30.9	$30.3
Ireland	11.0	11.6
Brazil	6.3	5.7
Germany	2.5	2.6
Hong Kong	0.6	0.6
South Africa	0.1	0.2
Total valuation allowance	$51.4	$51.0

At April 30, 2020 and January 31, 2020, the worldwide valuation allowance attributable to deferred tax assets was $51.4 million and $51.0 million, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2018
●	Germany for fiscal years ended January 31, 2015, 2016 and 2017
●	Thailand for fiscal year ended January 31, 2018

10.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first three months of fiscal 2021:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount (in thousands)
4/7/2020	4/22/2020	4/29/2020	$0.072	$0.06	$1,431

11.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs, PSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 6 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2020.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Cost of subscription	$107	$70
Cost of maintenance	109	121
Cost of professional services	337	322
Sales and marketing	508	380
Research and development	451	427
General and administrative	893	984
Total stock-based compensation expense	$2,405	$2,304

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the three months ended April 30, 2020:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock at January 31, 2020	627	$39.86
Granted	11	39.92
Released (1)	(6)	28.17
Forfeited	(5)	38.92
Restricted stock at April 30, 2020	627	$39.98

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2020, the Company withheld 2,000 shares for payment of these taxes at a value of $93,000.

Total unrecognized compensation cost related to RSUs was approximately $17.8 million as of April 30, 2020. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

Stock-based compensation expense related to performance stock units for the first quarter of fiscal 2021 was $(90,000). Based on the current estimates, the Company does not expect to achieve the performance goals for the second and third tranches of the PSUs granted in fiscal 2020 and reversed $0.3 million of previously recognized compensation expense.

The following table summarizes the activity for PSUs for the three months ended April, 2020:

	PSUs (in thousands)	Weighted Average Grant Date Fair Value
Performance stock units at January 31, 2020	90	$39.82
Granted	-	-
Released	-	-
Forfeited	-	-
Performance stock units at April 30, 2020	90	$39.82

Total unrecognized compensation cost related to PSUs was approximately $0.1 million as of April 30, 2020. This cost is expected to be recognized over a period of approximately 0.2 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the three months ended April 30, 2020:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2020	1,349	$24.86
Granted	-	-
Exercised	(1)	12.14
Expired	-	-
Forfeited	-	-
Outstanding at April 30, 2020	1,348	$24.87	3.1	$23,883
Vested and exercisable at April 30, 2020	1,063	$20.71	2.5	$21,833

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2020, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on April 30, 2020. The total intrinsic value of SARs exercised in the three months ended April 30, 2020 was $28,000.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended April 30, 2020, the Company withheld 200 shares for payment of these taxes at a value of $11,000.

At April 30, 2020, there was approximately $2.2 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Revenue:
North America (1)	$37,002	$37,659
EMEA	22,568	22,509
Asia Pacific	9,642	11,886
Latin America	4,935	5,981
	$74,147	$78,035

(1)	Sales into Canada accounted for 2% and 3% of North America total revenue in the three months ended April 30, 2020 and 2019, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2020. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (SEC).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2020, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue and b) income taxes, are further discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, except as described in Note 1 “Basis of Presentation and Recent Accounting Pronouncements” within the Notes to Condensed Consolidated Financial Statements.

BUSINESS OVERVIEW

QAD (QAD, the Company, we or us) is a leader in cloud-based enterprise software solutions for global manufacturing companies. Our solutions, called QAD Adaptive Applications, are designed specifically for automotive, life sciences, consumer products, food and beverage, high technology and industrial products manufacturers. QAD software offers a full set of core manufacturing enterprise resource planning and supply chain planning capabilities. Our architecture, called the QAD Enterprise Platform, allows manufacturers to upgrade existing functionality by module; and extend or create new applications, providing manufacturers with the flexibility they need to innovate and rapidly adapt to change.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first three months of fiscal 2021, approximately 50% of our total revenue was generated in North America, 30% in EMEA, 13% in Asia Pacific and 7% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2020, we employed approximately 1,945 employees worldwide, of which 635 employees were based in North America, 615 employees in EMEA, 580 employees in Asia Pacific and 115 employees in Latin America.

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

We are transitioning our business model from traditional on-premises licensing to cloud-based subscriptions. During fiscal 2020 and the first three months of fiscal 2021, we closed most of our new customer deals in the cloud. On a rolling 12-month basis, subscription billings grew by 18% with a three-year compound annual growth rate (CAGR) of 25%. In addition, we converted approximately 20% of our existing customers from on-premises licenses to our cloud-based solution. Recurring revenue, which we define as subscription revenue plus maintenance revenue, equaled 77% of total revenue for the fiscal 2021 first quarter, a six-percentage point increase over 71% of total revenue for the same period last year. By reducing our customers’ up-front costs and providing QAD Adaptive Applications with continuous application and infrastructure support in secure and resilient environments, we expect our cloud business model will be more attractive than on-premises licenses. We expect recurring revenue to remain a majority of total revenue as our subscription revenue continues to grow.

The COVID-19 global pandemic has impacted our operations during the first quarter of fiscal 2021.  We entered into the first quarter with businesses in China closed due to COVID-19; which impacted the performance of our Asia Pacific region.  By the middle of March, the virus had spread to many countries who in response to the global pandemic announced shelter in place, stay at home or lock down orders. Our priorities were first to safeguard the health and well-being of our employees, our customers and their respective families and communities.  Secondly, we wanted to ensure complete continuity of service for our cloud customers and those customers with implementation or upgrade projects in process.  We were pleased to demonstrate our ability to convert to remote work arrangements while continuing to deliver uninterrupted services and support to our customers.  We were also pleased to demonstrate our ability to continue delivering professional services projects remotely and as a result, our professional services revenue fared better than initially anticipated.  First quarter subscription and maintenance revenue performed as expected as the revenue is recurring in nature. License fees and professional services revenue were impacted by the global pandemic as our existing customers did not add users and some of our customers postponed their services projects or extended their scheduled go live dates. We implemented prudent expense management measures during the quarter to offset the negative impact of lower license fees and professional services revenue.  As a result, we reported a pre-tax profit of $0.6 million for the first quarter. These expense management measures allow us to maintain a solid financial position which gives us the ability to continue to adapt to changes due to COVID-19. Should the economic situation worsen, we can initiate further expense management measures.

Our customers are global manufacturers and the closure of manufacturing sites, country borders and the increase in unemployment due to the COVID-19 global pandemic are having and will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation.  Furthermore, the future impact to our manufacturing customers depends on the duration and spread of the virus.  The negative impact on our manufacturing customers has caused many of them to delay purchasing decisions, postpone services projects, reduce users, request extended payment terms, or request higher discounts.  We expect COVID-19 will have a negative impact on our financial results and liquidity in fiscal 2021.  While the effects of the pandemic in the short to medium term remain uncertain, our business has a strong cash position with little debt and cash flow remains positive.  For these reasons we believe our financial position is solid and our long term strategy is sound.

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

Revenue

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
(in thousands)	April 30, 2020	April 30, 2019	Constant Currency	to Currency Fluctuations	$	%
Revenue
Subscription	$30,771	$25,306	$6,000	$(535)	$5,465	22%
Percentage of total revenue	41%	32%
License	1,221	4,466	(3,111)	(134)	(3,245)	-73%
Percentage of total revenue	2%	6%
Maintenance	26,408	29,899	(2,738)	(753)	(3,491)	-12%
Percentage of total revenue	36%	38%
Professional services	15,747	18,364	(2,039)	(578)	(2,617)	-14%
Percentage of total revenue	21%	24%
Total revenue	$74,147	$78,035	$(1,888)	$(2,000)	$(3,888)	-5%

Total Revenue. On a constant currency basis, total revenue was $74.1 million for the first quarter of fiscal 2021, representing a $1.9 million, or 3%, decrease from $76.0 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the first quarter of fiscal 2021 included decreases in professional services, license and maintenance partially offset by an increase in subscription. Revenue outside the North America region as a percentage of total revenue was 50% and 52% for the first quarter of fiscal 2021 and 2020, respectively. On a constant currency basis, total revenue decreased in our North America and Asia Pacific regions and increased in our Latin America and EMEA regions during the first quarter of fiscal 2021 when compared to the same period in the prior year.

Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
	2020	2019
Automotive	33%	37%
Consumer products and food and beverage	16%	15%
High technology and industrial products	36%	33%
Life sciences and other	15%	15%
Total revenue	100%	100%

The decrease in percentage of revenue by industry for automotive in the first quarter of fiscal 2021 compared to the same period last year primarily relates to lower professional services revenue.  The prior year quarter included several large services implementation projects in the automotive industry. Conversely, the percentage increase for high technology and industrial products primarily related to an increase in professional services revenue due to an on-going large, multisite global implementation project for an industrial products customer.

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

On a constant currency basis, subscription revenue was $30.8 million for the first quarter of fiscal 2021, representing a $6.0 million, or 24%, increase from $24.8 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first quarter of fiscal 2021 when compared to the same period last year. One of the metrics that management uses to monitor subscription performance is the number of new cloud deals that have been signed in the period. In the first quarter of fiscal 2021 we closed 13 new cloud deals, including eight new cloud customers and five conversions from existing customers who previously purchased on-premises licenses. We believe new cloud deals in the first quarter of fiscal 2021 were lower due to the global economic downturn caused by COVID-19. This compared to the first quarter of fiscal 2020 when we closed 16 new cloud deals, including six new cloud customers and ten conversions from existing customers who previously were running our solutions on-premises. The increase in subscription revenue consists of new customer sites, existing customers converting from on-premises, and additional users and modules purchased by our existing cloud customers.

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

The following table presents subscription revenue by region for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
	2020	2019
North America	58%	54%
EMEA	27%	27%
Asia Pacific	9%	13%
Latin America	6%	6%
Total subscription revenue	100%	100%

The following table presents subscription revenue by industry for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
	2020	2019
Automotive	35%	33%
Consumer products and food and beverage	15%	17%
High technology and industrial products	28%	25%
Life sciences and other	22%	25%
Total subscription revenue	100%	100%

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

On a constant currency basis, license revenue was $1.2 million for the first quarter of fiscal 2021, representing a $3.1 million, or 72%, decrease from $4.3 million for the same period last year. On a constant currency basis, license revenue decreased across all regions during the first quarter of fiscal 2021 when compared to the same period last year. During the first quarter of fiscal 2021, no customers placed orders totaling more than $0.3 million. This compared to the first quarter of fiscal 2020 in which one customer placed one license order totaling more than $1.0 million and no other customers placed orders totaling more than $0.3 million. The majority of our license revenue has come from additional users and module purchases from our existing customers. We believe the decline in license revenue was due to the economic downturn and slowdown in manufacturing due to COVID-19 as our existing customers were not hiring or adding users during the quarter.

Maintenance. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available.

On a constant currency basis, maintenance revenue was $26.4 million for the first quarter of fiscal 2021, representing a $2.7 million, or 9%, decrease from $29.1 million for the same period last year. On a constant currency basis, maintenance revenue decreased in our North America, EMEA, and Asia Pacific regions and increased in our Latin America region during the first quarter of fiscal 2021 when compared to the same period last year.  The decrease in maintenance revenue period over period is primarily due to continued conversions of existing customers’ on-premises licenses to cloud subscriptions, in addition to our historical attrition rates. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. Though we continue to see renewal rates above 90%, conversions from on-premises licenses to cloud-based solutions have resulted in decreases in maintenance revenue and we expect this trend to continue in the future.

We track our maintenance retention rate by calculating the annualized revenue of customer sites with contracts up for renewal at the beginning of the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Our maintenance retention rate has remained in excess of 90%.

Professional Services Revenue. Our professional services business includes technical and application consulting in addition to training, implementations, migrations and upgrades related to our solutions. Although our professional services are optional, our customers use these services when planning, implementing or upgrading our solutions whether in the cloud or on-premises. Professional services revenue growth is contingent upon subscription revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions.

On a constant currency basis, professional services revenue was $15.7 million for the first quarter of fiscal 2021, representing a $2.1 million, or 12%, decrease from $17.8 million for the same period last year. On a constant currency basis, professional services revenue decreased in our North America, Latin America, and Asia Pacific regions and remained flat in our EMEA region during the first quarter of fiscal 2021 when compared to the same period last year. The decrease in professional services revenue can be attributed to fewer engagements and a lower amount of professional services revenue per customer. We continue to see delays or elongation of projects due to the global pandemic COVID-19.

Total Cost of Revenue

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	April 30, 2020	April 30, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Cost of revenue
Cost of subscription	$10,348	$9,417	$(990)	$59	$(931)	-10%
Cost of license	401	591	189	1	190	32%
Cost of maintenance	6,744	7,603	699	160	859	11%
Cost of professional services	14,932	19,323	3,820	571	4,391	23%
Total cost of revenue	$32,425	$36,934	$3,718	$791	$4,509	12%
Percentage of revenue	44%	47%

Total cost of revenue consists of cost of subscription, cost of license, cost of maintenance and cost of professional services. Cost of subscription includes salaries, benefits, bonuses and other personnel expenses of our cloud operations employees; stock-based compensation for those employees; hosting and hardware costs; third-party contractor expense; royalties; professional fees; travel expense; and an allocation of information technology and facilities costs. Cost of license includes license royalties and amortization of capitalized software costs. Cost of maintenance includes salaries, benefits, bonuses and other personnel expenses of our support group, stock-based compensation for those employees, travel expense, professional fees and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits, bonuses and other personnel expenses of our services employees, stock-based compensation for those employees, third-party contractor expense, travel expense and an allocation of information technology and facilities costs.

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $32.4 million and $36.1 million for the first quarter of fiscal 2021 and 2020, respectively, and as a percentage of total revenue was 44% and 47% in the first quarter of fiscal 2021 and 2020, respectively. The non-currency related decrease in cost of revenue of $3.7 million, or 10%, in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to lower professional services salaries and related costs resulting from a decrease in headcount of 126 people and lower travel costs associated with decreased professional service revenue partially offset by higher hosting costs associated with the increase in subscription revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $10.3 million for the first quarter of fiscal 2021, representing a $0.9 million, or 10%, increase from $9.4 million for the same period last year. The non-currency related increase in cost of subscription of $0.9 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to higher hosting costs of $0.6 million and higher salaries and related costs of $0.4 million, as a result of additional headcount of 35 people. Cost of subscription as a percentage of subscription revenue was 34% and 37% in the first quarter of fiscal 2021 and 2020, respectively. We continue to focus on improving our subscription margins over time due to leveraging ongoing economies of scale and implementing operational efficiencies. We have experienced and may experience in the future quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

Cost of License. On a constant currency basis, cost of license was $0.4 million for the first quarter of fiscal 2021, representing a $0.2 million, or 33%, decrease from $0.6 million for the same period last year. A majority of cost of license was royalty expense, which as a percent of license revenue, remained relatively consistent year over year.

Cost of Maintenance. On a constant currency basis, cost of maintenance was $6.7 million for the first quarter of fiscal 2021, representing a $0.7 million, or 9%, decrease from $7.4 million for the same period last year. The non-currency related decrease in cost of maintenance of $0.7 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to lower salaries and related costs of $0.4 million, as a result of lower headcount of 14 people, and lower royalties of $0.2 million. Cost of maintenance as a percentage of maintenance revenue was 26% and 25% in the first quarter of fiscal 2021 and 2020, respectively.

Cost of Professional Services. On a constant currency basis, cost of professional services was $14.9 million for the first quarter of fiscal 2021, representing a $3.9 million, or 21%, decrease from $18.8 million for the same period last year. The non-currency related decrease in cost of professional services of $3.9 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to lower salaries and related costs of $2.0 million, as a result of lower headcount of 126 people, lower travel expenses of $0.9 million, lower bonuses of $0.5 million, lower severance of $0.3 million and a lower allocation of information technology and facilities costs of $0.2 million. Cost of professional services as a percentage of professional services revenues was 95% and 105% for the first quarter of fiscal 2021 and 2020, respectively.  Our professional services strategy has been to grow our partner network, perform more services via third party consulting and perform more services remotely.  As a result, we have reduced headcount year over year.

Sales and Marketing

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	April 30, 2020	April 30, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Sales and marketing	$18,557	$20,891	$1,941	$393	$2,334	11%
Percentage of revenue	25%	27%

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

On a constant currency basis, sales and marketing expense was $18.6 million for the first quarter of fiscal 2021, representing a $1.9 million, or 9%, decrease from $20.5 million for the same period last year. The non-currency related decrease in sales and marketing expense of $1.9 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to lower travel expenses of $1.0 million, lower severance of $0.7 million, lower bonus of $0.5 million, and lower commissions of $0.4 million partially offset by higher salaries and related costs of $0.3 million and higher sales agent fees of $0.3 million. The global pandemic resulted in a significant reduction in travel in the second half of the quarter. Bonus and commission achievement was also negatively impacted by a lower number of new cloud deals closed due to COVID-19.

Research and Development

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	April 30, 2020	April 30, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Research and development	$14,017	$13,987	$(295)	$265	$(30)	0%
Percentage of revenue	19%	18%

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

On a constant currency basis, research and development expense was $14.0 million for the first quarter of fiscal 2021, representing a $0.3 million, or 2%, increase from $13.7 million for the same period last year. The non-currency related increase in research and development expense of $0.3 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to higher salaries and related costs of $0.2 million, and a higher allocation of information technology and facilities costs of $0.2 million partially offset by lower travel expense of $0.2 million.

General and Administrative

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	April 30, 2020	April 30, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
General and administrative	$10,017	$9,418	$(745)	$146	$(599)	-6%
Percentage of revenue	13%	12%

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

On a constant currency basis, general and administrative expense was $10.0 million for the first quarter of fiscal 2021, representing a $0.7 million, or 8%, increase from $9.3 million for the same period last year. The non-currency related increase in general and administrative expense of $0.7 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 was primarily due to higher bad debt expense of $0.5 million and a higher allocation of information technology and facilities costs of $0.2 million.  The Company increased its bad debt reserve to provide for the global economic downturn associated with COVID-19.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $64,000 and $67,000 in the first quarter of fiscal 2021 and 2020, respectively. Amortization expense for fiscal 2021 and 2020 was due to the intangible assets acquired during fiscal 2019.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2020	$	%	April 30, 2019
(in thousands)
Other (income) expense
Interest income	$(436)	$288	40%	$(724)
Interest expense	150	(3)	-2%	153
Other (income), net	(1,232)	(1,060)	-616%	(172)
Total other (income), net	$(1,518)	$(775)	-104%	$(743)
Percentage of revenue	-2%			-1%

Total other (income), net was $(1.5) million and $(0.7) million for the first quarter of fiscal 2021 and fiscal 2020, respectively. The change in net other (income) was primarily related to higher foreign exchange gains of $1.2 million partially offset by lower interest income of $0.3 million and the unfavorable change in fair value of the credit swap of $0.2 million. The higher foreign exchange gains in the first quarter of fiscal 2021 were related to foreign entities where we hold U.S. dollar denominated cash and accounts receivable, and many foreign currencies depreciated against the U.S. dollar due to the COVID-19 global pandemic.

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

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2020	$	%	April 30, 2019
(in thousands)
Income tax expense	$995	$280	39%	$715
Percentage of revenue	1%			1%
Effective tax rate	170%			-28%

In determining the quarterly provision for income taxes, we calculated income tax expense based on actual quarterly results in the first quarters of fiscal years 2021 and 2020, respectively. These results were adjusted for discrete items recorded during the period. Actual quarterly results were used in fiscal 2021 and 2020 since they provided a more reliable estimate of quarterly tax expense.

We recorded income tax expense of $1.0 million and $0.7 million for the first three months of fiscal 2021 and 2020, respectively. Our effective tax rate was 170% in the first quarter of fiscal 2021 compared to (28%) for the same period in the prior year. The change in the effective tax rate is primarily due to recording a pre-tax profit of $0.6 million in the first quarter of fiscal 2021 compared to a pre-tax loss for the same period of fiscal 2020.

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

 The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Total revenue	$74,147	$78,035

Net loss	(410)	(3,234)
Add back:
Net interest (income) expense	(286)	(571)
Depreciation	1,296	1,327
Amortization	354	274
Income taxes	995	715
EBITDA	$1,949	$(1,489)
Add back:
Stock-based compensation expense	2,405	2,304
Change in fair value of interest rate swap	251	91
Adjusted EBITDA	$4,605	$906
Adjusted EBITDA margin	6%	1%

Non-GAAP pre-tax income (loss) reconciliation
Income (loss) before income taxes	$585	$(2,519)
Add back:
Stock-based compensation expense	2,405	2,304
Amortization of purchased intangible assets	71	74
Change in fair value of interest rate swap	251	91
Non-GAAP income (loss) before income taxes	$3,312	$(50)

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

At April 30, 2020, our principal sources of liquidity were cash and equivalents totaling $140.2 million and net accounts receivable of $46.6 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 86% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2020.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held outside of the United States was 65% and 69% as of April 30, 2020 and January 31, 2020, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds, U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

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

On March 27, 2020, in response to the COVID-19 global pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides additional economic stimulus to address the impact of the COVID-19 pandemic. We do not expect there to be any significant benefit to our income tax provision as a result of the CARES Act, and we continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects that may result from the CARES Act or future legislation.

The following table summarizes our cash flows for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$10,912	$14,195
Net cash used in investing activities	(1,289)	(1,300)
Net cash used in financing activities	(1,683)	(357)
Effect of foreign exchange rates on cash and equivalents	(4,503)	(961)
Net increase in cash and equivalents	$3,437	$11,577

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee-related compensation payments, vendor payments and tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $10.9 million and $14.2 million for the first three months of fiscal 2021 and 2020, respectively. The decrease in cash flows from operating activities was due primarily to the negative cash flow effect of changes in accounts payable and other liabilities of $(7.0) million and deferred revenue of $(4.0) million, partially offset by positive cash flow effect of changes in prepaid expenses and other assets of $3.1 million and smaller net loss of $2.8 million. While our revenue has declined due to the global pandemic, we have implemented cost control initiatives such as reduced travel and discretionary spending. This has lowered expenses and preserved cash.

Net cash used in investing activities included capital expenditures of $1.0 million for each of the first three months of fiscal 2021 and 2020. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. In the first three months of fiscal 2021 and 2020, we paid withholding taxes of $0.1 million and $0.2 million, respectively, on vested restricted stock units and exercised stock appreciation rights. In the first three months of fiscal 2021, we made dividend payments of $1.4 million, compared to no dividend payment in the same period of fiscal 2020. A dividend was declared in the first quarter of last year and was paid at the beginning of the second quarter. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends and the structure of potential future dividend payments.

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

DSO under the countback method was 56 days and 55 days as of April 30, 2020 and 2019, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 57 days at both April 30, 2020 and 2019.

Some of our customers who have been negatively impacted by the COVID-19 pandemic have requested and may continue to request changes to payment terms. Some may also be unable to pay their receivables as they become due. We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on February 1, 2020, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes our accounts receivables and contract assets. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, consideration of current and anticipated future economic conditions and other relevant data. For the first quarter of fiscal 2021, our expected loss allowance included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic. We recorded an increase of $0.5 million in estimated credit losses related to the impact of COVID-19 on our customers.  The aging of our accounts receivable remained consistent when compared with the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2020 and the quality of our receivables remains good.

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

We are continuing to monitor the impact of COVID-19 on our operating results and liquidity and believe the global pandemic will negatively impact operating results and liquidity throughout fiscal 2021.  We have implemented cost savings measures in the areas of travel, personnel expense and discretionary spending.  We will monitor our costs and if needed, we will reduce costs further throughout fiscal 2021.  Because we have $140.2 million of cash and our only debt is the mortgage of our Corporate headquarters of $12.7 million, we believe we are in a solid position to withstand the negative impacts to our operating income and liquidity in fiscal 2021.  We believe that our cash on hand and net cash provided by operating activities will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2020 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020. During the quarter ended April 30, 2020 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.70% at April 30, 2020. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of April 30, 2020 was $12.7 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2020 and the first three months of fiscal 2021 due primarily to the volatility of the Mexican peso and euro in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of April 30, 2020.

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

For the three months ended April 30, 2020 and 2019, approximately 49% and 50%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 35% and 40% for the three months ended April 30, 2020 and 2019, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 4% partially offset by a positive effect on our expenses of approximately 3%, and our operating income would be adversely affected by approximately 94%.

For the three months ended April 30, 2020 and 2019, foreign currency transaction and remeasurement gains totaled $1.5 million and $0.3 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $4.1 million.

These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates from the 2020 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our long-term debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2020 rates would cause less than a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2020.

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

QAD Inc.

(Registrant)

Date: June 5, 2020	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Chief Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)