Form 10-Q
period 2020-07-31
QAD INC
filed 2020-09-09
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of August 31, 2020, there were 17,365,386 shares of the Registrant’s Class A common stock outstanding and 3,330,318 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31, 2020	January 31, 2020
Assets

Current assets:
Cash and equivalents	$140,707	$136,717
Accounts receivable, net of allowances of $4,026 and $2,940 at July 31, 2020 and January 31, 2020, respectively	42,270	80,968
Prepaid expenses and other current assets, net	20,909	24,952
Total current assets	203,886	242,637
Property and equipment, net of accumulated depreciation and amortization of $41,371 and $38,861 at July 31, 2020 and January 31, 2020, respectively	29,085	28,687
Lease right-of-use assets	19,710	18,329
Capitalized software costs, net	1,974	1,922
Goodwill	12,351	12,388
Deferred tax assets, net	7,095	5,834
Other assets, net	11,887	13,007
Total assets	$285,988	$322,804

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$516	$503
Lease liabilities	4,059	4,371
Accounts payable	5,996	9,840
Deferred revenue	95,049	118,413
Other current liabilities	31,776	39,900
Total current liabilities	137,396	173,027
Long-term debt	12,084	12,341
Long-term lease liabilities	16,640	14,612
Other liabilities	7,666	6,759
Total liabilities	173,786	206,739
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 17,364,966 and 17,108,846 shares at July 31, 2020 and January 31, 2020, respectively	17	17
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both July 31, 2020 and January 31, 2020	4	4
Additional paid-in capital	198,085	197,824
Treasury stock, at cost 207,062 and 216,378 Class B shares at July 31, 2020 and January 31, 2020, respectively	(3,073)	(3,226)
Accumulated deficit	(73,438)	(70,209)
Accumulated other comprehensive loss	(9,393)	(8,345)
Total stockholders’ equity	112,202	116,065
Total liabilities and stockholders’ equity	$285,988	$322,804

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Revenue:
Subscription	$31,066	$25,888	$61,837	$51,194
License	3,043	3,516	4,264	7,982
Maintenance	26,486	29,586	52,894	59,485
Professional services	13,486	17,388	29,233	35,752
Total revenue	74,081	76,378	148,228	154,413

Costs of revenue:
Subscription	10,739	9,903	21,087	19,320
License	565	554	966	1,145
Maintenance	6,413	7,459	13,157	15,062
Professional services	13,106	18,116	28,038	37,439
Total cost of revenue	30,823	36,032	63,248	72,966

Gross profit	43,258	40,346	84,980	81,447

Operating expenses:
Sales and marketing	17,420	20,191	35,977	41,082
Research and development	13,161	13,870	27,178	27,857
General and administrative	10,299	10,392	20,316	19,810
Amortization of intangibles from acquisitions	65	66	129	133
Total operating expenses	40,945	44,519	83,600	88,882

Operating income (loss)	2,313	(4,173)	1,380	(7,435)

Other expense (income):
Interest income	(213)	(789)	(649)	(1,513)
Interest expense	155	148	305	301
Other expense (income), net	1,871	(154)	639	(326)
Total other expense (income), net	1,813	(795)	295	(1,538)

Income (loss) before income taxes	500	(3,378)	1,085	(5,897)
Income tax expense	440	9,872	1,435	10,587

Net income (loss)	$60	$(13,250)	$(350)	$(16,484)

Basic net income (loss) per share
Class A	$0.00	$(0.69)	$(0.02)	$(0.86)
Class B	$0.00	$(0.57)	$(0.01)	$(0.71)
Diluted net income (loss) per share
Class A	$0.00	$(0.69)	$(0.02)	$(0.86)
Class B	$0.00	$(0.57)	$(0.01)	$(0.71)

Net income (loss)	$60	$(13,250)	$(350)	$(16,484)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,607	298	(1,048)	35
Total comprehensive income (loss)	$1,667	$(12,952)	$(1,398)	$(16,449)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Six Months Ended July 31, 2020
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2020	17,109	3,537	(216)	$17	$4	$197,824	$(3,226)	$(70,209)	$(8,345)	$116,065
Net loss	—	—	—	—	—	—	—	(350)	—	(350)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,048)	(1,048)
Stock award exercises	73	—	9	—	—	(2,576)	153	—	—	(2,423)
Stock compensation expense	—	—	—	—	—	6,356	—	—	—	6,356
Dividends declared ($0.144 and $0.12 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(2,879)	—	(2,879)
Restricted stock	183	—	—	—	—	(3,519)	—	—	—	(3,519)
Balance, July 31, 2020	17,365	3,537	(207)	$17	$4	$198,085	$(3,073)	$(73,438)	$(9,393)	$112,202

	Six Months Ended July 31, 2019
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2019	16,605	3,537	(515)	$16	$4	$196,723	$(7,350)	$(48,485)	$(7,661)	$133,247
Net loss	—	—	—	—	—	—	—	(16,484)	—	(16,484)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	35	35
Stock award exercises	—	—	9	—	—	(357)	202	—	—	(155)
Stock compensation expense	—	—	—	—	—	5,492	—	—	—	5,492
Dividends declared ($0.144 and $0.12 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(2,761)	—	(2,761)
Restricted stock	—	—	174	—	—	(5,546)	2,205	—	—	(3,341)
Adoption of ASU2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(173)	—	(173)
Balance, July 31, 2019	16,605	3,537	(332)	$16	$4	$196,312	$(4,943)	$(67,903)	$(7,626)	$115,860

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(350)	$(16,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,495	3,070
Amortization of costs capitalized to obtain and fulfill contracts	2,391	2,161
Amortization of right-of-use assets	2,910	2,965
Net change in valuation allowance	2,112	11,527
Other deferred income taxes	(2,004)	19
Loss on disposal of equipment	68	16
Provision for doubtful accounts and sales adjustments	1,212	127
Stock compensation expense	6,356	5,492
Change in fair value of derivative instrument	219	251
Other, net	12	69
Changes in assets and liabilities:
Accounts receivable	37,526	39,188
Costs capitalized to obtain and fulfill contracts	(2,246)	(2,158)
Lease liabilities	(2,721)	(3,095)
Prepaid expenses and other assets	2,616	(1,683)
Accounts payable	(4,071)	(1,910)
Deferred revenue	(23,840)	(18,707)
Other liabilities	(7,661)	(6,518)
Net cash provided by operating activities	16,024	14,330
Cash flows from investing activities:
Purchase of property and equipment	(1,325)	(3,707)
Purchase of short-term investments	-	(1,200)
Proceeds from sale of short-term investments	-	1,200
Capitalized software costs	(626)	(534)
Net cash used in investing activities	(1,951)	(4,241)
Cash flows from financing activities:
Repayments of debt	(306)	(253)
Tax payments related to stock awards	(5,942)	(3,496)
Dividends paid	(2,879)	(2,761)
Net cash used in financing activities	(9,127)	(6,510)

Effect of exchange rates on cash and equivalents	(956)	(1,224)

Net increase in cash and equivalents	3,990	2,355

Cash and equivalents at beginning of period	136,717	139,413

Cash and equivalents at end of period	$140,707	$141,768

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$293	$294
Income taxes, net of refunds	$2,203	$2,368

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (QAD or the Company). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. The Condensed Consolidated Financial Statements include the results of the Company and its wholly-owned subsidiaries. Because of seasonal and other factors, results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021.

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

Recent Accounting Pronouncements

Except as discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) or adopted by the Company during the six months ended  July 31, 2020, that are of significance, or potential significance, to the Company.

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

QAD offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a cloud-based subscription model. The on-premises model involves the license of software to customers who take possession of the software and install and maintain the software on their own hardware. Under the cloud-based subscription delivery model, QAD provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

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

The Company’s revenue by geography is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
North America	$38,998	$36,837	$76,000	$74,496
EMEA	21,379	22,118	43,947	44,627
Asia Pacific	9,571	11,751	19,213	23,637
Latin America	4,133	5,672	9,068	11,653
Total revenue	$74,081	$76,378	$148,228	$154,413

The Company’s revenue by industry is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Automotive	$22,275	$26,962	$46,412	$56,034
Consumer products and food and beverage	13,476	12,128	25,290	24,107
High technology and industrial products	26,644	26,389	53,468	51,937
Life sciences and other	11,686	10,899	23,058	22,335
Total revenue	$74,081	$76,378	$148,228	$154,413

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

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of July 31, 2020 and January 31, 2020. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	July 31, 2020	January 31, 2020
	(in thousands)
Contract assets, short-term (in “Prepaid expenses and other current assets, net”)	$2,040	$1,595
Contract assets, long-term (in “Other assets, net”)	155	214
Total contract assets	$2,195	$1,809
Deferred revenue, short-term	$95,049	$118,413
Deferred revenue, long-term (in “Other liabilities”)	2,424	2,811
Total deferred revenue	$97,473	$121,224

During the six months ended July 31, 2020, the Company recognized $83.7 million of revenue that was included in the gross deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $282.3 million as of July 31, 2020, of which the Company expects to recognize approximately $165.9 million as revenue over the next twelve months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	July 31, 2020	January 31, 2020
	(in thousands)
Deferred maintenance	$51,768	$69,650
Deferred subscription	41,138	45,702
Deferred professional services	2,096	2,705
Deferred license and other revenue	47	356
Deferred revenues, current	95,049	118,413
Deferred revenues, non-current (in “Other liabilities”)	2,424	2,811
Total deferred revenues	$97,473	$121,224

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets, net” and “Other assets, net”, respectively, in the Company’s Condensed Consolidated Balance Sheets. At July 31, 2020 and January 31, 2020, the Company had $12.2 million and $12.3 million, respectively, of deferred commissions and sales agent fees. For the three and six months ended July 31, 2020, $1.1 million and $2.1 million, respectively, of amortization expense related to deferred commissions and sales agent fees was recorded in “Sales and marketing” expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  For the three and six months ended July 31, 2019, $0.9 million and $1.9 million, respectively, of amortization expense related to deferred commissions and sales agent fees was recorded in “Sales and marketing” expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in “Prepaid expenses and other current assets, net” and “Other assets, net” in the Company’s Condensed Consolidated Balance Sheets. At July 31, 2020 and January 31, 2020 the Company had deferred setup costs of $1.4 million. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the three and six months ended July 31, 2020, $0.2 million and $0.3 million, respectively, of amortization expense related to deferred setup costs was recorded in “Cost of subscription” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  During the three and six months ended July 31, 2019, $0.1 million and $0.3 million, respectively, of amortization expense related to deferred setup costs were recorded in “Cost of subscription” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the six months ended July 31, 2020 and 2019.

3.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$60	$(13,250)	$(350)	$(16,484)
Less: Dividends declared	(1,448)	(1,387)	(2,879)	(2,761)
Undistributed net loss	$(1,388)	$(14,637)	$(3,229)	$(19,245)

Net income (loss) per share – Class A Common Stock
Dividends declared	$1,249	$1,191	$2,481	$2,370
Allocation of undistributed net loss	(1,197)	(12,570)	(2,782)	(16,522)
Net income (loss) attributable to Class A common stock	$52	$(11,379)	$(301)	$(14,152)

Weighted average shares of Class A common stock outstanding— basic	17,245	16,465	17,179	16,417
Weighted average potential shares of Class A common stock	568	—	—	—
Weighted average shares of Class A common stock and potential common shares outstanding— diluted	17,813	16,465	17,179	16,417

Basic net income (loss) per Class A common share	$0.00	$(0.69)	$(0.02)	$(0.86)
Diluted net income (loss) per Class A common share	$0.00	$(0.69)	$(0.02)	$(0.86)

Net income (loss) per share – Class B Common Stock
Dividends declared	$199	$196	$398	$391
Allocation of undistributed net loss	(191)	(2,067)	(447)	(2,723)
Net income (loss) attributable to Class B common stock	$8	$(1,871)	$(49)	$(2,332)

Weighted average shares of Class B common stock outstanding— basic	3,321	3,264	3,321	3,264
Weighted average potential shares of Class B common stock	68	—	—	—
Weighted average shares of Class B common stock and potential common shares outstanding— diluted	3,389	3,264	3,321	3,264

Basic net income (loss) per Class B common share	$0.00	$(0.57)	$(0.01)	$(0.71)
Diluted net income (loss) per Class B common share	$0.00	$(0.57)	$(0.01)	$(0.71)

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Class A	340	2,897	1,822	2,898
Class B	—	278	150	278

4.	FAIR VALUE MEASUREMENTS

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

•  Level 3 - The asset or liability is recorded at fair value based upon significant unobservable inputs.

The following table sets forth the financial assets and liability, measured at fair value, as of July 31, 2020 and January 31, 2020:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of July 31, 2020
Money market mutual funds	$113,363
Certificates of deposit	$8,882
Liability related to the interest rate swap		$(451)

As of January 31, 2020
Money market mutual funds	$107,319
Certificates of deposit	$14,917
Liability related to the interest rate swap		$(232)

Money market mutual funds and certificates of deposit are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $18.5 million and $14.5 million at July 31, 2020 and January 31, 2020, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurement levels during the six months ended July 31, 2020.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 7 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other expense (income), net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at July 31, 2020 and January 31, 2020 were as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	July 31, 2020	January 31, 2020
Derivative instrument:
Interest rate swap	Other liabilities	$(451)	$(232)
Total		$(451)	$(232)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) was $32,000 and $(219,000) for the three and six months ended July 31, 2020, respectively; compared to $(160,000) and $(251,000) for the three and six months ended July 31, 2019, respectively.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2020 and January 31, 2020 were as follows:

	July 31, 2020	January 31, 2020
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$3,680	$3,356
Acquired software technology	135	135
	3,815	3,491
Less accumulated amortization	(1,841)	(1,569)
Capitalized software costs, net	$1,974	$1,922

The Company’s capitalized software development costs relate to translations and localizations of QAD Adaptive Applications. Acquired software technology costs relate to intellectual property purchased during the second quarter fiscal 2019.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2021, approximately $0.3 million of costs and accumulated amortization were removed from the Condensed Consolidated Balance Sheet, related to capitalized software development costs which were fully amortized during the first six months of fiscal 2021.

Amortization of capitalized software costs was $0.3 million and $0.6 million for the three and six months ended July 31, 2020, respectively; compared to $0.2 million and $0.4 million for the three and six months ended July 31, 2019, respectively. Amortization of capitalized software costs is included in “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of July 31, 2020:

Fiscal Years	(in thousands)
2021 remaining	$543
2022	851
2023	488
2024	92
Thereafter	-
$1,974

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended July 31, 2020 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2020	$27,996	$(15,608)	$12,388
Impact of foreign currency translation	(37)	-	(37)
Balance at July 31, 2020	$27,959	$(15,608)	$12,351

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2020. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2019. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2020. The Company monitors the indicators for goodwill impairment testing between annual tests. As a result of the decline in the global economy due to the global coronavirus (COVID-19) pandemic, the Company reviewed goodwill for impairment in the second quarter and given the Company's market capitalization has remained unchanged, goodwill is not impaired.

Intangible Assets

	July 31, 2020	January 31, 2020
	(in thousands)
Amortizable intangible assets:
Customer relationships	$1,299	$1,379
Less accumulated amortization	(501)	(394)
Amortizable intangible assets, net	$798	$985

The Company’s intangible assets are related to the acquisitions completed in the second and third quarters of fiscal 2019. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets, and are amortized over an estimated five-year useful life.

Amortization of intangible assets from acquisitions was $0.1 million for both the three and six months ended July 31, 2020 and 2019. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of July 31, 2020:

Fiscal Years	(in thousands)
2021 remaining	$130
2022	260
2023	260
2024	148
Thereafter	-
$798

7.	DEBT

	July 31, 2020	January 31, 2020
	(in thousands)
Note payable	$12,619	$12,868
Less current maturities	(516)	(503)
Less loan origination costs, net	(19)	(24)
Long-term debt	$12,084	$12,341

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.17% at July 31, 2020. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million when the loan matures on June 1, 2022. The unpaid balance as of July 31, 2020 was $12.6 million.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2020	$(8,345)
Other comprehensive loss before reclassifications	(1,048)
Amounts reclassified from accumulated other comprehensive loss	-
Net current period other comprehensive loss	(1,048)
Balance as of July 31, 2020	$(9,393)

During the six months ended July 31, 2020 there were no reclassifications from accumulated other comprehensive loss.

9.	INCOME TAXES

In determining the quarterly provision for income taxes, the Company calculated income tax expense based on actual quarterly results in each of the second quarters of fiscal years 2021 and 2020. These results were adjusted for discrete items recorded during the period. Actual quarterly results were used in fiscal 2021 and 2020 since they provided a more reliable estimate of quarterly tax expense.

The Company recorded income tax expense of $0.4 million and $9.9 million in the second quarter of fiscal 2021 and 2020, respectively. The Company’s effective tax rate was 88% during the second quarter of fiscal 2021 compared to (292%) for the same period in the prior year. The change in the effective tax rate was primarily due to a pre-tax profit of $0.5 million in the second quarter of fiscal 2021 as compared to a pre-tax loss of $3.4 million in addition to a $10 million valuation allowance that was placed on the net deferred tax assets of the Company’s wholly-owned Irish subsidiary in the second quarter of fiscal 2020. The placement of a valuation allowance resulted in an accounting adjustment of $10 million to income tax expense.

The Company recorded income tax expense of $1.4 million and $10.6 million for the first six months of fiscal 2021 and 2020, respectively. The Company’s effective tax rate was 132% during the first six months of fiscal 2021 compared to (180%) for the same period in the prior year. The change in the effective tax rate was primarily due to a pre-tax profit of $1.1 million in the first six months of fiscal 2021 compared to a $5.9 million pre-tax loss in addition to a $10 million valuation allowance that was placed on the Company’s wholly-owned Irish subsidiary’s net deferred tax assets in fiscal 2020.

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides additional economic stimulus to address the impact of the COVID-19 pandemic. In the first six months of fiscal year 2021, the Company’s income tax provision was not significantly impacted by the CARES Act. The Company will continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects that may result from future legislation.

In July 2020, the U.S. Department of Treasury issued final tax regulations related to foreign-derived intangible income and global intangible low-taxed income (GILTI) provisions. Also in  July 2020, the U.S. Department of Treasury released final tax regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The Company is currently assessing the impact of these new regulations to its condensed consolidated financial statements.

When calculating QAD’s income tax expense for the first six months of fiscal 2021, the Company considered the U.S. Tax Cuts and Job Act that was signed into law in December 2017. The Company calculated an estimate for GILTI in the Company’s tax expense based on the final GILTI regulations released on June 14, 2019 by the U.S. Department of Treasury. These regulations provide computational, definitional, and anti-avoidance rule guidance relating to the determination of a U.S. shareholder’s GILTI inclusion. In addition, the technical change in depreciation on qualified improvement property enacted in the CARES Act was also considered in the GILTI calculation. In the first six months of fiscal 2021, cash taxes were not impacted by GILTI since the Company has experienced losses in foreign jurisdictions.

The Company has elected to treat the deferred taxes related to GILTI provisions as a current-period expense when incurred (the period cost method).

At July 31, 2020 and 2019, the gross amount of unrecognized tax benefits was $1.3 million including interest and penalties. The unrecognized tax benefits for the first six months of fiscal 2021 and fiscal 2020 were reduced by $1 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2020 and 2019, the Company accrued approximately $0.1 million of interest and penalty expense relating to unrecognized tax benefits.

The Company reviews its net deferred tax assets by entity at each balance sheet date to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. During the first six months of fiscal year 2021 management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Management assessed the transfer pricing methodology, the historical profits, the economics of the country including the impact of COVID-19 in which the entity operates, the current and future customer base, the type and character of the deferred tax asset and any other current and relevant information by entity to draw its conclusion.

A valuation allowance has been established for select foreign jurisdictions along with U.S. federal and state net deferred tax assets. The following table discloses the Company’s valuation allowance by entity (in millions):

Jurisdiction	July 31, 2020	January 31, 2020
U.S. federal and state	$32.1	$30.3
Ireland	11.9	11.6
Brazil	6.2	5.7
Germany	2.8	2.6
Hong Kong	0.6	0.6
South Africa	0.2	0.2
Total valuation allowance	$53.8	$51.0

At July 31, 2020 and  January 31, 2020, the worldwide valuation allowance attributable to deferred tax assets was $53.8 million and $51.0 million, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2018
●	Thailand for fiscal year ended January 31, 2018
●	Mexico for calendar years ended December 31, 2015, 2016, 2017 and 2018

During the fiscal year 2021, the Company closed the following audits with no adjustment:

●	Germany for fiscal years ended January 31, 2015, 2016 and 2017

10.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first six months of fiscal 2021:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount (in thousands)
6/11/2020	6/25/2020	7/7/2020	$0.072	$0.06	$1,448
4/7/2020	4/22/2020	4/29/2020	$0.072	$0.06	$1,431

11.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs, PSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 6 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2020.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of subscription	$139	$72	$246	$142
Cost of maintenance	120	132	229	253
Cost of professional services	412	359	749	681
Sales and marketing	720	575	1,228	955
Research and development	560	441	1,011	868
General and administrative	2,000	1,609	2,893	2,593
Total stock-based compensation expense	$3,951	$3,188	$6,356	$5,492

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the six months ended July 31, 2020:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock at January 31, 2020	627	$39.86
Granted	342	40.27
Released (1)	(246)	35.75
Forfeited	(10)	40.64
Restricted stock at July 31, 2020	713	$41.46

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2020, the Company withheld 74,000 shares for payment of these taxes at a value of $3.1 million. During the six months ended July 31, 2020, the Company withheld 76,000 shares for payment of these taxes at a value of $3.2 million.

Total unrecognized compensation cost related to RSUs was approximately $27.8 million as of July 31, 2020. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

PSU Information

The following table summarizes the activity for PSUs for the six months ended July 31, 2020:

	PSUs (in thousands)	Weighted Average Grant Date Fair Value
Performance stock units at January 31, 2020	90	$39.82
Granted	93	40.54
Released (1)	(21)	39.82
Forfeited	(9)	39.82
Performance stock units at July 31, 2020	153	$40.26

(1)	The number of PSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three and six months ended July 31, 2020, the Company withheld 8,000 shares for payment of these taxes at a value of $0.3 million.

Total unrecognized compensation cost related to PSUs was approximately $3.4 million as of July 31, 2020. This cost is expected to be recognized over a period of approximately 1.4 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the six months ended July 31, 2020:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2020	1,349	$24.86
Granted	-	-
Exercised	(201)	12.92
Expired	-	-
Forfeited	-	-
Outstanding at July 31, 2020	1,148	$26.96	3.3	$15,697
Vested and exercisable at July 31, 2020	1,005	$24.23	3.1	$15,323

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2020, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on July 31, 2020. The total intrinsic value of SARs exercised in the six months ended July 31, 2020 was $6.0 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended July 31, 2020, the Company withheld 56,000 shares for payment of these taxes at a value of $2.4 million. During the six months ended July 31, 2020, the Company withheld 57,000 shares for payment of these taxes at a value of $2.4 million.

At July 31, 2020, there was approximately $1.9 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells products and services through its direct sales force in four geographic regions: North America; Europe, the Middle East and Africa (EMEA); Asia Pacific; and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. In accordance with Topic 606, the Company reports disaggregated revenue by geography and by industry as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The Company does not consider reporting by industry an operating segment in accordance with ASC 280, Segment Reporting, because discrete financial information by industry is not available. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, reviews the consolidated results within one operating segment.

Subscription, license and maintenance revenues are generally assigned to the region where a majority of end users are located. Professional services revenue is assigned based on the region where the services are delivered.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
North America (1)	$38,998	$36,837	$76,000	$74,496
EMEA	21,379	22,118	43,947	44,627
Asia Pacific	9,571	11,751	19,213	23,637
Latin America	4,133	5,672	9,068	11,653
	$74,081	$76,378	$148,228	$154,413

(1)

Sales into Canada accounted for 2% of North America total revenue in the three and six months ended July 31, 2020 and for 2% and 3% of North America total revenue in the three and six months ended July 31, 2019, respectively.

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

BUSINESS OVERVIEW

QAD (QAD, the Company, we or us) is a leader in cloud-based enterprise software solutions for global manufacturing companies. Our solutions, called QAD Adaptive Applications, are designed specifically for automotive, life sciences, consumer products, food and beverage, high technology and industrial products manufacturers. QAD software offers a full set of core manufacturing enterprise resource planning and supply chain planning capabilities. Our architecture, called the QAD Enterprise Platform, allows manufacturers to upgrade existing functionality by module, and extend or create new applications, providing manufacturers with the flexibility they need to innovate and rapidly adapt to change.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first six months of fiscal 2021, approximately 51% of our total revenue was generated in North America, 30% in EMEA, 13% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At July 31, 2020, we employed approximately 1,931 employees worldwide, of which 628 employees were based in North America, 605 employees in EMEA, 584 employees in Asia Pacific and 114 employees in Latin America.

Our customer base and our target markets are primarily global manufacturing companies. Therefore, our results are heavily influenced by the state of the global manufacturing economy. As a result, our management team monitors several economic indicators, with particular attention to the Global and Country Purchasing Managers’ Indexes (PMI). The PMI is a survey conducted on a monthly basis by polling businesses that represent the makeup of respective sectors. Since most of our customers are manufacturers, our revenue has historically correlated with fluctuations in the manufacturing PMI. Global macro-economic trends and manufacturing spending are important barometers for our business, and the health of the U.S., Western European and Asian economies have a meaningful impact on our financial results.

We are transitioning our business model from traditional on-premises licensing to cloud-based subscriptions. During fiscal 2020 and the first six months of fiscal 2021, we closed most of our new customer deals in the cloud. On a rolling 12-month basis, subscription billings grew by 17% with a three-year compound annual growth rate (CAGR) of 25%. To date we have converted approximately 20% of our existing customers from on-premises licenses to our cloud-based solution. Recurring revenue, which we define as subscription revenue plus maintenance revenue, equaled 78% of total revenue for the fiscal 2021 second quarter, a five-percentage point increase over 73% of total revenue for the same period last year. By reducing our customers’ up-front costs and providing QAD Adaptive Applications with continuous application and infrastructure support in secure and resilient environments, we expect our cloud business model will be more attractive than on-premises licenses. We expect recurring revenue to remain a majority of total revenue as our subscription revenue continues to grow.

The COVID-19 global pandemic has impacted our operations during the first six months of fiscal 2021.  Our priorities are the health and well-being of our employees, our customers and their respective families and communities in addition to ensuring complete continuity of service for our cloud customers and those customers with implementation or upgrade projects in process.  For the first half of fiscal 2021 subscription and maintenance revenue performed as expected given the revenue is recurring in nature. License fees and professional services revenue have been negatively impacted by the global pandemic as our existing customers are not adding users and some of our customers have postponed or extended their services projects and go live dates. We implemented prudent expense management measures during the first half of the year to offset the negative impact of lower license fees and professional services revenue.  The increasing contribution from higher margin subscription revenue and the expense control actions we have implemented helped drive an improvement in our profitability in the first half of fiscal 2021 compared to the same period in the prior year. As a result, we reported a pre-tax profit of $1.1 million for the first six months of the year. These expense management measures allow us to maintain a solid financial position which gives us the ability to continue to adapt to changes due to COVID-19.

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

Revenue

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
	July 31, 2020	July 31, 2019	Currency	Fluctuations	$	%
(in thousands)
Revenue
Subscription	$31,066	$25,888	$5,578	$(400)	$5,178	20%
Percentage of total revenue	42%	34%
License	3,043	3,516	(416)	(57)	(473)	-13%
Percentage of total revenue	4%	4%
Maintenance	26,486	29,586	(2,614)	(486)	(3,100)	-10%
Percentage of total revenue	36%	39%
Professional services	13,486	17,388	(3,449)	(453)	(3,902)	-22%
Percentage of total revenue	18%	23%
Total revenue	$74,081	$76,378	$(901)	$(1,396)	$(2,297)	-3%

	Six Months Ended	Six Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
	July 31, 2020	July 31, 2019	Currency	Fluctuations	$	%
(in thousands)
Revenue
Subscription	$61,837	$51,194	$11,578	$(935)	$10,643	21%
Percentage of total revenue	42%	33%
License	4,264	7,982	(3,527)	(191)	(3,718)	-47%
Percentage of total revenue	3%	5%
Maintenance	52,894	59,485	(5,352)	(1,239)	(6,591)	-11%
Percentage of total revenue	36%	39%
Professional services	29,233	35,752	(5,488)	(1,031)	(6,519)	-18%
Percentage of total revenue	19%	23%
Total revenue	$148,228	$154,413	$(2,789)	$(3,396)	$(6,185)	-4%

Total Revenue. On a constant currency basis, total revenue was $74.1 million for the second quarter of fiscal 2021, representing a $0.9 million, or 1%, decrease from $75.0 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the second quarter of fiscal 2021 included decreases in professional services, license and maintenance partially offset by an increase in subscription. Revenue outside the North America region as a percentage of total revenue was 47% and 52% for the second quarter of fiscal 2021 and 2020, respectively. On a constant currency basis, total revenue decreased in our Latin America, EMEA, and Asia Pacific regions and increased in our North America region during the second quarter of fiscal 2021 when compared to the same period in the prior year.

On a constant currency basis, total revenue was $148.2 million for the first six months of fiscal 2021, representing a $2.8 million, or 2%, decrease from $151.0 million for the same period last year. When comparing categories within total revenue at constant currency rates, our results for the first six months of fiscal 2021 when compared to the prior year included decreases in professional services, license and maintenance partially offset by an increase in subscription. Revenue outside the North America region as a percentage of total revenue was 49% and 52% for the first six months of fiscal 2021 and 2020, respectively. On a constant currency basis, total revenue decreased in our Asia Pacific region, remained consistent in our Latin America region, and increased in our North America and EMEA regions during the first six months of fiscal 2021 when compared to the prior year.

Our products are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three and six months ended July 31, 2020 and 2019:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Automotive	30%	35%	31%	36%
Consumer products and food and beverage	18%	16%	17%	16%
High technology and industrial products	36%	35%	36%	34%
Life sciences and other	16%	14%	16%	14%
Total revenue	100%	100%	100%	100%

The decrease in percentage of revenue by industry for automotive in the second quarter and the first half of fiscal 2021 compared to the same periods last year primarily relates to lower professional services revenue.  The prior year periods included several large services implementation projects in the automotive industry. Conversely, the percentage increase for high technology and industrial products primarily related to an increase in professional services revenue due to an on-going large, multisite global implementation project for an industrial products customer.

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

On a constant currency basis, subscription revenue was $31.1 million for the second quarter of fiscal 2021, representing a $5.6 million, or 22%, increase from $25.5 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the second quarter of fiscal 2021 when compared to the same period last year. One of the metrics that management uses to monitor subscription performance is the number of new cloud deals that have been signed in the period. In the second quarter of fiscal 2021 we closed 22 new cloud deals, including 11 new cloud customers and 11 conversions from existing customers who previously purchased on-premises licenses. This compared to the second quarter of fiscal 2020 when we closed 24 new cloud deals, including 13 new cloud customers and 11 conversions from existing customers who previously were running our solutions on-premises. The increase in subscription revenue consists of new customer sites, existing customers converting from on-premises, and additional users and modules purchased by our existing cloud customers.

On a constant currency basis, subscription revenue was $61.8 million for the first six months of fiscal 2021, representing an $11.5 million, or 23%, increase from $50.3 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first six months of fiscal 2021 when compared to the prior year. In the first six months of fiscal 2021 we closed 35 new cloud deals, including 19 new cloud customers and 16 conversions from existing customers who previously purchased on-premises licenses. This compared to the first six months of fiscal 2020 when we closed 39 new cloud deals, including 18 new cloud customers and 21 conversions from existing customers who previously purchased on-premises licenses.

We track our retention rate of subscription by calculating the annualized revenue of customer sites with contracts up for renewal at the beginning of the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Our subscription customer retention rate is in excess of 90%.

The following table presents subscription revenue by region for the three and six months ended July 31, 2020 and 2019:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
North America	58%	57%	58%	56%
EMEA	27%	25%	27%	26%
Asia Pacific	9%	11%	9%	12%
Latin America	6%	7%	6%	6%
Total subscription revenue	100%	100%	100%	100%

The following table presents subscription revenue by industry for the three and six months ended July 31, 2020 and 2019:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Automotive	34%	38%	35%	36%
Consumer products and food and beverage	15%	15%	15%	16%
High technology and industrial products	28%	27%	28%	26%
Life sciences and other	23%	20%	22%	22%
Total subscription revenue	100%	100%	100%	100%

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

On a constant currency basis, license revenue was $3.0 million for the second quarter of fiscal 2021, representing a $0.5 million, or 14%, decrease from $3.5 million for the same period last year. On a constant currency basis, license revenue decreased in our Latin America, EMEA and Asia Pacific regions and increased in our North America region during the second quarter of fiscal 2021 when compared to the same period last year. During the second quarter of fiscal 2021, two customers placed license orders totaling more than $0.1 million, one of which exceeded $1.0 million. This compared to the second quarter of fiscal 2020 in which four customers placed license orders totaling more than $0.1 million, one of which exceeded $0.5 million. The majority of our license revenue has come from additional users and module purchases from our existing customers.

On a constant currency basis, license revenue was $4.3 million for the first six months of fiscal 2021, representing a $3.5 million, or 45%, decrease from $7.8 million for the same period last year. On a constant currency basis, license revenue decreased in all our regions during the first six months of fiscal 2021 when compared to the same period last year. During the first six months of fiscal 2021, one customer placed a license order totaling more than $1.0 million and no other customer orders exceeded $0.3 million. This compared to the first six months of fiscal 2020 in which two customers placed license orders totaling more than $0.3 million, one of which exceeded $1.0 million.

Maintenance. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available.

On a constant currency basis, maintenance revenue was $26.5 million for the second quarter of fiscal 2021, representing a $2.6 million, or 9%, decrease from $29.1 million for the same period last year. On a constant currency basis, maintenance revenue decreased in our North America, EMEA, and Asia Pacific regions and increased in our Latin America region during the second quarter of fiscal 2021 when compared to the same period last year.  The decrease in maintenance revenue period over period is primarily due to continued conversions of existing customers’ on-premises licenses to cloud subscriptions, in addition to our historical attrition rates. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. Though we continue to see renewal rates above 90%, conversions from on-premises licenses to cloud-based solutions have resulted in decreases in maintenance revenue and we expect this trend to continue in the future.

We track our maintenance retention rate by calculating the annualized revenue of customer sites with contracts up for renewal at the beginning of the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Conversions to the cloud are not considered cancellations for purposes of this calculation. Our maintenance retention rate has remained in excess of 90%.

On a constant currency basis, maintenance revenue was $52.9 million for the first six months of fiscal 2021, representing a $5.3 million, or 9%, decrease from $58.2 million for the same period last year. On a constant currency basis, maintenance revenue decreased in our North America, EMEA, and Asia Pacific regions, and increased in our Latin America region during the first six months of fiscal 2021 when compared to the prior year. The decrease in maintenance and other revenue period over period is primarily due to conversions to the cloud, in addition to our historical attrition rates.

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

On a constant currency basis, professional services revenue was $13.5 million for the second quarter of fiscal 2021, representing a $3.4 million, or 20%, decrease from $16.9 million for the same period last year. On a constant currency basis, professional services revenue decreased across all regions during the second quarter of fiscal 2021 when compared to the same period last year. The decrease primarily related to a reduction in professional services revenue following the completion of a large, multisite global implementation project in fiscal 2020. In addition, the decrease in professional services revenue can be attributed to fewer engagements and a lower amount of professional services revenue per customer. We continue to see delays or elongation of projects due to the global pandemic COVID-19. In addition, our strategy is to outsource more professional services to our partners. We expect our professional services strategy to result in outsourcing or referring services projects to our partners, which may negatively impact our professional services revenue.

On a constant currency basis, professional services revenue was $29.2 million for the first six months of fiscal 2021, representing a $5.5 million, or 16%, decrease from $34.7 million for the same period last year. On a constant currency basis, professional services revenue decreased in all regions during the first six months of fiscal 2021 when compared to the prior year. The decrease primarily related to a reduction in professional services revenue following the completion of a large, multisite global implementation project in fiscal 2020. In addition, the decrease related to fewer engagements and a lower amount of professional services revenue per customer.

Total Cost of Revenue

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2020	July 31, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Cost of revenue
Cost of subscription	$10,739	$9,903	$(900)	$64	$(836)	-8%
Cost of license	565	554	(17)	6	(11)	-2%
Cost of maintenance	6,413	7,459	892	154	1,046	14%
Cost of professional services	13,106	18,116	4,586	424	5,010	28%
Total cost of revenue	$30,823	$36,032	$4,561	$648	$5,209	14%
Percentage of revenue	42%	47%

	Six Months Ended	Six Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2020	July 31, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Cost of revenue
Cost of subscription	$21,087	$19,320	$(1,890)	$123	$(1,767)	-9%
Cost of license	966	1,145	172	7	179	16%
Cost of maintenance	13,157	15,062	1,591	314	1,905	13%
Cost of professional services	28,038	37,439	8,406	995	9,401	25%
Total cost of revenue	$63, 248	$72,966	$8,279	$1,439	$9,718	13%
Percentage of revenue	43%	47%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $30.8 million and $35.4 million for the second quarter of fiscal 2021 and 2020, respectively, and as a percentage of total revenue was 42% and 47% in the second quarter of fiscal 2021 and 2020, respectively. The non-currency related decrease in cost of revenue of $4.6 million, or 13%, in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 was primarily due to lower professional services salaries and related costs resulting from a decrease in headcount of 96 people within services and lower travel costs associated with decreased professional service revenue partially offset by higher hosting costs associated with the increase in subscription revenue and higher subscription salaries and related costs resulting from an increase in headcount of 34 people within cloud support.

On a constant currency basis, total cost of revenue was $63.2 million and $71.5 million for the first six months of fiscal 2021 and 2020, respectively, and as a percentage of total revenue was 43% and 47% for the first six months of fiscal 2021 and 2020, respectively. The non-currency related decrease in cost of revenue of $8.3 million, or 12%, for the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily due to lower professional services salaries and related costs resulting from a decrease in headcount of 96 people within services and lower travel costs associated with decreased professional service revenue partially offset by higher hosting costs associated with the increase in subscription revenue and higher subscription salaries and related costs resulting from an increase in headcount of 34 people within cloud support.

Cost of Subscription. On a constant currency basis, cost of subscription was $10.7 million for the second quarter of fiscal 2021, representing a $0.9 million, or 9%, increase from $9.8 million for the same period last year. The non-currency related increase in cost of subscription of $0.9 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 was primarily due to higher salaries and related costs of $0.4 million, as a result of additional headcount of 34 people, and higher hosting costs of $0.3 million. Cost of subscription as a percentage of subscription revenue was 35% and 38% in the second quarter of fiscal 2021 and 2020, respectively. We continue to focus on improving our subscription margins over time due to leveraging ongoing economies of scale and implementing operational efficiencies. We have experienced and may experience in the future quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

On a constant currency basis, cost of subscription was $21.1 million for the first six months of fiscal 2021, representing a $1.9 million, or 10%, increase from $19.2 million for the same period last year. The non-currency related increase in cost of subscription of $1.9 million for the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily due to higher hosting costs of $1.0 million and higher salaries and related costs of $0.7 million, as a result of additional headcount of 34 people. Cost of subscription as a percentage of subscription revenue was 34% and 38% for the first six months of fiscal 2021 and 2020, respectively.

Cost of License. On a constant currency basis, cost of license was $0.6 million for the second quarter of both fiscal 2021 and 2020. The changes in cost of license in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 consisted of lower license royalty expense of $0.1 million offset by higher amortization of capitalized software costs of $0.1 million. License royalty expense as a percent of license revenue remained relatively consistent year over year.

On a constant currency basis, cost of license was $1.0 million for the first six months of fiscal 2021, representing a $0.1 million, or 9% decrease from $1.1 million for the same period last year. The non-currency related decrease in cost of license of $0.1 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was due to lower license royalty expense of $0.3 million partially offset by higher amortization of capitalized software costs of $0.2 million. License royalty expense as a percent of license revenue remained relatively consistent year over year.

Cost of Maintenance. On a constant currency basis, cost of maintenance was $6.4 million for the second quarter of fiscal 2021, representing a $0.9 million, or 12%, decrease from $7.3 million for the same period last year. The non-currency related decrease in cost of maintenance of $0.9 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 was primarily due to lower salaries and related costs of $0.5 million, as a result of lower headcount of 16 people, lower maintenance royalties of $0.2 million and a lower allocation of information technology and facilities costs of $0.2 million. Cost of maintenance as a percentage of maintenance revenue was 24% and 25% in the second quarter of fiscal 2021 and 2020, respectively.

On a constant currency basis, cost of maintenance was $13.2 million for the first six months of fiscal 2021, representing a $1.5 million, or 10%, decrease from $14.7 million for the same period last year. The non-currency related decrease in cost of maintenance of $1.5 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily due to lower salaries and related costs of $0.9 million, as a result of lower headcount of 16 people, lower maintenance royalties of $0.3 million and a lower allocation of information technology and facilities costs of $0.2 million. Cost of maintenance as a percentage of maintenance revenue was 25% for the first six months of fiscal 2021 and 2020.

Cost of Professional Services. On a constant currency basis, cost of professional services was $13.1 million for the second quarter of fiscal 2021, representing a $4.6 million, or 26%, decrease from $17.7 million for the same period last year. The non-currency related decrease in cost of professional services of $4.6 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 was primarily due to lower salaries and related costs of $2.0 million, as a result of lower headcount of 96 people, lower travel expenses of $1.3 million, a lower allocation of information technology and facilities costs of $0.5 million, lower bonuses of $0.3 million, lower severance of $0.3 million and lower third-party contractor costs of $0.3 million. Cost of professional services as a percentage of professional services revenues was 97% and 104% for the second quarter of fiscal 2021 and 2020, respectively.  Our professional services strategy has been to grow our partner network, perform more services via third party consulting and perform more services remotely.  As a result, we have reduced headcount year over year.

On a constant currency basis, cost of professional services was $28.0 million for the first six months of fiscal 2021, representing an $8.4 million, or 23%, decrease from $36.4 million for the same period last year. The non-currency related decrease in cost of professional services of $8.4 million for the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily due to lower salaries and related costs of $4.1 million, as a result of lower headcount of 96 people, lower travel expenses of $2.1 million, lower bonuses of $0.8 million, a lower allocation of information technology and facilities costs of $0.7 million, lower severance of $0.5 million and lower third-party contractor costs of $0.2 million. Cost of professional services as a percentage of professional services revenues was 96% and 105% for the first six months of fiscal 2021 and 2020, respectively. Our professional services strategy has been to grow our partner network, perform more services via third party consulting and perform more services remotely.  As a result, we have reduced headcount year over year.

Sales and Marketing

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2020	July 31, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Sales and marketing	$17,420	$20,191	$2,531	$240	$2,771	14%
Percentage of revenue	23%	26%

	Six Months Ended	Six Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2020	July 31, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Sales and marketing	$35,977	$41,082	$4,472	$633	$5,105	12%
Percentage of revenue	24%	27%

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

On a constant currency basis, sales and marketing expense was $17.4 million for the second quarter of fiscal 2021, representing a $2.6 million, or 13%, decrease from $20.0 million for the same period last year. The non-currency related decrease in sales and marketing expense of $2.6 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 was primarily due to lower travel expenses of $1.5 million, lower customer conference costs of $0.7 million, lower sales agent fees of $0.3 million, lower professional fees of $0.2 million and lower marketing costs of $0.2 million. The global pandemic resulted in savings from a significant reduction in travel and the cancellation of QAD’s Explore annual customer conference in the second quarter of fiscal year 2021.

On a constant currency basis, sales and marketing expense was $36.0 million for the first six months of fiscal 2021, representing a $4.4 million, or 11%, decrease from $40.4 million for the same period last year. The non-currency related decrease in sales and marketing expense of $4.4 million for the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily due to lower travel expenses of $2.5 million, lower customer conference costs of $0.7 million, lower severance of $0.7 million, lower bonuses of $0.5 million, lower commissions of $0.3 million, lower professional fees of $0.3 million and lower marketing costs of $0.3 million partially offset by higher salaries and related costs of $0.4 million, higher stock-based compensation of $0.3 million and a higher allocation of information technology and facilities costs of $0.2 million. The global pandemic resulted in savings from a significant reduction in travel and the cancellation of QAD’s Explore annual customer conference in the second quarter of fiscal year 2021.

Research and Development

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2020	July 31, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Research and development	$13,161	$13,870	$575	$134	$709	5%
Percentage of revenue	18%	18%

	Six Months Ended	Six Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2020	July 31, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Research and development	$27,178	$27,857	$280	$399	$679	2%
Percentage of revenue	18%	18%

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

On a constant currency basis, research and development expense was $13.2 million for the second quarter of fiscal 2021, representing a $0.5 million, or 4%, decrease from $13.7 million for the same period last year. The non-currency related decrease in research and development expense of $0.5 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 was primarily due to a payroll tax credit of $0.5 million, lower cross-charges from other departments of $0.2 million and lower travel expenses of $0.2 million partially offset by higher bonuses of $0.2 million.

On a constant currency basis, research and development expense was $27.2 million for the first six months of fiscal 2021, representing a $0.3 million, or 1%, decrease from $27.5 million for the same period last year. The non-currency related decrease in research and development expense of $0.3 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily due to a payroll tax credit of $0.5 million, lower travel expenses of $0.3 million and lower third-party contractor costs of $0.2 million partially offset by higher salaries and related costs of $0.5 million as a result of higher headcount of 30 people and a higher allocation of information technology and facilities costs of $0.2 million.

General and Administrative

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2020	July 31, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
General and administrative	$10,299	$10,392	$(11)	$104	$93	1%
Percentage of revenue	14%	14%

	Six Months Ended	Six Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2020	July 31, 2019	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
General and administrative	$20,316	$19,810	$(756)	$250	$(506)	-3%
Percentage of revenue	14%	13%

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

On a constant currency basis, general and administrative expense was $10.3 million for both the second quarter of fiscal 2021 and fiscal 2020. The non-currency related changes in general and administrative expense in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 were primarily due to lower severance of $0.1 million, lower travel expenses of $0.1 million, lower professional fees of $0.1 million and lower bad debt expense of $0.1 million offset by higher stock-based compensation of $0.4 million due to equity awards issued at higher stock prices.

On a constant currency basis, general and administrative expense was $20.3 million for the first six months of fiscal 2021, representing a $0.7 million, or 4% increase from $19.6 million for the same period last year. The non-currency related increase in general and administrative expense of $0.7 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily due to higher bad debt expense of $0.4 million, higher stock-based compensation of $0.3 million and a higher allocation of information technology and facilities costs of $0.2 million partially offset by lower travel expenses of $0.3 million.  The Company increased its bad debt reserve to provide for the global economic downturn associated with COVID-19.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $65,000 and $129,000 in the second quarter and first six months of fiscal 2021, respectively; compared to $66,000 and $133,000 in the second quarter and first six months of fiscal 2020, respectively. Amortization expense for fiscal 2021 and 2020 was due to the intangible assets acquired during fiscal 2019.

Total Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	July 31, 2020	$	%	July 31, 2019
(in thousands)
Interest income	$(213)	$576	73%	$(789)
Interest expense	155	7	5%	148
Other expense (income), net	1,871	2,025	1,315%	(154)
Total other expense (income), net	$1,813	$2,608	328%	$(795)
Percentage of revenue	2%			-1%

	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2020	$	%	July 31, 2019
(in thousands)
Interest income	$(649)	$864	57%	$(1,513)
Interest expense	305	4	1%	301
Other expense (income), net	639	965	296%	(326)
Total other expense (income), net	$295	$1,833	119%	$(1,538)
Percentage of revenue	0%			-1%

Total other expense (income), net was $1.8 million and $(0.8) million for the second quarter of fiscal 2021 and fiscal 2020, respectively. The change in net other expense (income) was primarily related to higher foreign exchange losses of $2.1 million and lower interest income of $0.6 million partially offset by the favorable change in fair value of the credit swap of $0.2 million.  The U.S. dollar versus foreign currencies exchange rates in the countries where we conduct business have fluctuated significantly since the onset of the global pandemic COVID-19, most notably versus the euro and Mexican peso. Interest rates have also declined substantially resulting in lower interest income earned on our cash and equivalents.

Total other expense (income), net was $0.3 million and $(1.5) million for the first six months of fiscal 2021 and fiscal 2020, respectively. The change in net other expense (income) was primarily related to higher foreign exchange losses of $0.9 million and lower interest income of $0.9 million.

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

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	July 31, 2020	$	%	July 31, 2019
(in thousands)
Income tax expense	$440	$(9,432)	-96%	$9,872
Percentage of revenue	1%			13%
Effective tax rate	88%			-292%

	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2020	$	%	July 31, 2019
(in thousands)
Income tax expense	$1,435	$(9,152)	-86%	$10,587
Percentage of revenue	1%			7%
Effective tax rate	132%			-180%

In determining the quarterly provision for income taxes, we calculated income tax expense based on actual quarterly results in the second quarters of fiscal years 2021 and 2020, respectively. These results were adjusted for discrete items recorded during the period. Actual quarterly results were used in fiscal 2021 and 2020 since they provided a more reliable estimate of quarterly tax expense.

We recorded income tax expense of $0.4 million and $9.9 million in the second quarter of fiscal 2021 and 2020, respectively. Our effective tax rate was 88% for the second quarter of fiscal 2021 compared to (292%) for the same period in the prior year. The change in the effective tax rate was primarily due to a pre-tax profit of $0.5 million in the second quarter of fiscal 2021 as compared to a pre-tax loss of $3.4 million and a $10 million valuation allowance that was placed on the net deferred tax assets of our wholly-owned Irish subsidiary in the second quarter of fiscal 2020. The placement of a valuation allowance resulted in an accounting adjustment of $10 million to income tax expense.

We recorded income tax expense of $1.4 million and $10.6 million for the first six months of fiscal 2021 and 2020, respectively. Our effective tax rate was 132% during the first six months of fiscal 2021 compared to (180%) for the same period in the prior year. The change in the effective tax rate was primarily due to a pre-tax profit of $1.1 million in the first six months of fiscal 2021 compared to a $5.9 million pre-tax loss and a $10 million valuation allowance placed on the Company’s wholly-owned Irish subsidiary’s net deferred tax assets for the same period of fiscal 2020.

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

Change in fair value of the interest rate swap: We entered into an interest rate swap to mitigate our exposure to the variability of one-month LIBOR for our floating rate debt related to the mortgage of our headquarters. We have excluded the gain/loss adjustments to record the interest rate swap at fair value from our non-GAAP adjusted EBITDA and non-GAAP pre-tax income calculations. We believe that these fluctuations are not indicative of our operational costs or meaningful in evaluating comparative period results because we currently have no intention of exiting the debt agreement early. Therefore, over the life of the debt the sum of the fair value adjustments will be zero.

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
(in thousands)
Total revenue	$74,081	$76,378	$148,228	$154,413
Net income (loss)	60	(13,250)	(350)	(16,484)

Net interest expense	(58)	(641)	(344)	(1,212)
Depreciation	1,474	1,276	2,770	2,603
Amortization	366	300	720	574
Income tax expense	440	9,872	1,435	10,587
EBITDA	$2,282	$(2,443)	$4,231	$(3,932)
Add back:
Stock-based compensation expense	3,951	3,188	6,356	5,492
Change in fair value of interest rate swap	(32)	160	219	251
Adjusted EBITDA	$6,201	$905	$10,806	$1,811
Adjusted EBITDA margin	8%	1%	7%	1%

Non-GAAP pre-tax income (loss) reconciliation
Income (loss) before income taxes	$500	$(3,378)	$1,085	$(5,897)

Stock-based compensation expense	3,951	3,188	6,356	5,492
Amortization of purchased intangible assets	72	73	143	147
Change in fair value of interest rate swap	(32)	160	219	251
Non-GAAP income (loss) before income taxes	$4,491	$43	$7,803	$(7)

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

At July 31, 2020, our principal sources of liquidity were cash and equivalents totaling $140.7 million and net accounts receivable of $42.3 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 85% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2020.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held outside of the United States was 65% and 69% as of July 31, 2020 and January 31, 2020, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds, U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions.  In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States.

In the second quarter of fiscal 2021, due to the lack of growth opportunities and the capital requirement to fund ordinary business operations, QAD Thailand paid a one-time $3.8 million dividend to its parent QAD Inc.  The Company has no intention or plans to repatriate any additional funds from Thailand and believes it is still appropriate to maintain the permanent reinvestment position for all its subsidiaries. Should we decide to repatriate earnings from other foreign subsidiaries in the future, we would not expect to incur significant additional taxes; however, foreign withholding taxes, currency translation, state taxes and currency control laws must always be considered.

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides additional economic stimulus to address the impact of the COVID-19 pandemic. We do not expect there to be any significant benefit to our income tax provision as a result of the CARES Act, and we continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects that may result from the CARES Act or future legislation.

The following table summarizes our cash flows for the six months ended July 31, 2020 and 2019:

	Six Months Ended July 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$16,024	$14,330
Net cash used in investing activities	(1,951)	(4,241)
Net cash used in financing activities	(9,127)	(6,510)
Effect of foreign exchange rates on cash and equivalents	(956)	(1,224)
Net increase in cash and equivalents	$3,990	$2,355

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee-related compensation payments, vendor payments and tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $16.0 million and $14.3 million for the first six months of fiscal 2021 and 2020, respectively. The increase in cash flows from operating activities was due primarily to lower net loss of $16.1 million partially offset by lower changes in non-cash items (including depreciation and amortization, stock-based compensation, amortization of right-of-use assets, change in fair value of interest rate swap, provision for doubtful accounts/sales adjustments and net change in valuation allowance) of $(8.9) million, and the negative cash flow effect of changes in deferred revenue of $(5.1) million. While our revenue has declined due to the global pandemic, we have implemented cost control initiatives such as reduced travel and discretionary spending. This has lowered expenses and preserved cash.

Net cash used in investing activities included capital expenditures of $1.3 million and $3.7 million for the first six months of fiscal 2021 and 2020, respectively. The decrease in capital expenditures primarily relates to lower leasehold improvements in fiscal 2021 compared to the prior year. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. In the first six months of fiscal 2021 and 2020, we paid employee payroll taxes of $5.9 million and $3.5 million, respectively, on vested restricted stock units, vested performance stock units and exercised stock appreciation rights. In the first six months of fiscal 2021 and 2020, we made dividend payments of $2.9 million and $2.8 million, respectively. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends and the structure of potential future dividend payments.

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

DSO under the countback method was 49 days at both July 31, 2020 and 2019. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 51 days and 49 days as of July 31, 2020 and 2019, respectively.

Some of our customers who have been negatively impacted by the COVID-19 pandemic have requested and may continue to request changes to payment terms. Some may also be unable to pay their receivables as they become due. We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on February 1, 2020, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes our accounts receivables and contract assets. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, consideration of current and anticipated future economic conditions and other relevant data. For the first six months of fiscal 2021, our expected loss allowance included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic. We recorded an increase of $0.7 million in estimated credit losses related to the impact of COVID-19 on our customers.  We have not experienced any significant impact to credit quality or terms and the aging of our accounts receivable remained similar to the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of July 31, 2020 and the quality of our receivables remains good.

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

We are continuing to monitor the impact of COVID-19 on our operating results and liquidity and believe the global pandemic will negatively impact operating results and liquidity throughout fiscal 2021.  We have implemented cost savings measures in the areas of travel, personnel expense and discretionary spending.  We will monitor our costs and if needed, we will reduce costs further throughout fiscal 2021.  Because we have $140.7 million of cash and our only debt is the mortgage of our corporate headquarters of $12.6 million, we believe we are in a solid position to withstand the negative impacts to our revenue, operating income and liquidity in fiscal 2021.  We believe that our cash on hand and net cash provided by operating activities will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2020 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020. During the three and six months ended July 31, 2020 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.17% at July 31, 2020. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million when the loan matures on June 1, 2022. The unpaid balance as of July 31, 2020 was $12.6 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2020 and the first six months of fiscal 2021 due primarily to the volatility of the euro and Mexican peso in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of July 31, 2020.

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

For the six months ended July 31, 2020 and 2019, approximately 48% and 50%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 34% and 40% for the six months ended July 31, 2020 and 2019, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 4% partially offset by a positive effect on our expenses of approximately 3%, and our operating income would be adversely affected by approximately 131%.

For the six months ended July 31, 2020 and 2019, foreign currency transaction and remeasurement losses (gains) totaled $0.6 million and $(0.3) million, respectively, and are included in “Other expense (income), net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.6 million.

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

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the July 31, 2020 rates would cause less than a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QAD Inc.

(Registrant)

Date: September 8, 2020	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Chief Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)