Form 10-Q
period 2020-10-31
QAD INC
filed 2020-12-10
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of November 30, 2020, there were 17,368,759 shares of the Registrant’s Class A common stock outstanding and 3,330,318 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.2

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31, 2020	January 31, 2020
Assets

Current assets:
Cash and equivalents	$143,392	$136,717
Accounts receivable, net of allowances of $3,884 and $2,940 at October 31, 2020 and January 31, 2020, respectively	39,187	80,968
Prepaid expenses and other current assets, net	23,261	24,952
Total current assets	205,840	242,637
Property and equipment, net of accumulated depreciation and amortization of $41,289 and $38,861 at October 31, 2020 and January 31, 2020, respectively	26,692	28,687
Lease right-of-use assets	18,764	18,329
Capitalized software costs, net	2,129	1,922
Goodwill	12,348	12,388
Deferred tax assets, net	7,354	5,834
Other assets, net	11,799	13,007
Total assets	$284,926	$322,804

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$521	$503
Lease liabilities	3,893	4,371
Accounts payable	8,273	9,840
Deferred revenue	85,842	118,413
Other current liabilities	32,718	39,900
Total current liabilities	131,247	173,027
Long-term debt	11,955	12,341
Long-term lease liabilities	16,026	14,612
Other liabilities	7,582	6,759
Total liabilities	166,810	206,739
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 17,367,830 and 17,108,846 shares at October 31, 2020 and January 31, 2020, respectively	17	17
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both October 31, 2020 and January 31, 2020	4	4
Additional paid-in capital	201,832	197,824
Treasury stock, at cost 207,062 and 216,378 Class B shares at October 31, 2020 and January 31, 2020, respectively	(3,073)	(3,226)
Accumulated deficit	(71,676)	(70,209)
Accumulated other comprehensive loss	(8,988)	(8,345)
Total stockholders’ equity	118,116	116,065
Total liabilities and stockholders’ equity	$284,926	$322,804

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$33,761	$27,328	$95,598	$78,522
License	1,682	3,295	5,946	11,277
Maintenance	27,028	29,699	79,922	89,184
Professional services	14,189	17,485	43,422	53,237
Total revenue	76,660	77,807	224,888	232,220

Costs of revenue:
Subscription	10,716	9,540	31,803	28,860
License	441	510	1,407	1,655
Maintenance	6,267	7,291	19,424	22,353
Professional services	13,231	16,376	41,269	53,815
Total cost of revenue	30,655	33,717	93,903	106,683

Gross profit	46,005	44,090	130,985	125,537

Operating expenses:
Sales and marketing	17,415	19,771	53,392	60,853
Research and development	14,177	13,622	41,355	41,479
General and administrative	10,281	9,234	30,597	29,044
Amortization of intangibles from acquisitions	65	67	194	200
Total operating expenses	41,938	42,694	125,538	131,576

Operating income (loss)	4,067	1,396	5,447	(6,039)

Other expense (income):
Interest income	(108)	(695)	(757)	(2,208)
Interest expense	142	176	447	477
Other expense (income), net	194	386	833	60
Total other expense (income), net	228	(133)	523	(1,671)

Income (loss) before income taxes	3,839	1,529	4,924	(4,368)
Income tax expense	626	1,404	2,061	11,991

Net income (loss)	$3,213	$125	$2,863	$(16,359)

Basic net income (loss) per share
Class A	$0.16	$0.01	$0.14	$(0.85)
Class B	$0.13	$0.01	$0.12	$(0.71)
Diluted net income (loss) per share
Class A	$0.16	$0.01	$0.14	$(0.85)
Class B	$0.13	$0.01	$0.12	$(0.71)

Net income (loss)	$3,213	$125	$2,863	$(16,359)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	405	(313)	(643)	(278)
Total comprehensive income (loss)	$3,618	$(188)	$2,220	$(16,637)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Nine Months Ended October 31, 2020
	Number of Shares			Amount		Additional			Accumulated Other	Total
	Class A	Class B	Treasury	Class A	Class B	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance, January 31, 2020	17,109	3,537	(216)	$17	$4	$197,824	$(3,226)	$(70,209)	$(8,345)	$116,065
Net income	—	—	—	—	—	—	—	2,863	—	2,863
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(643)	(643)
Stock award exercises	73	—	9	—	—	(2,590)	153	—	—	(2,437)
Stock compensation expense	—	—	—	—	—	10,126	—	—	—	10,126
Dividends declared ($0.216 and $0.18 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,330)	—	(4,330)
Restricted stock	186	—	—	—	—	(3,528)	—	—	—	(3,528)
Balance, October 31, 2020	17,368	3,537	(207)	$17	$4	$201,832	$(3,073)	$(71,676)	$(8,988)	$118,116

	Nine Months Ended October 31, 2019
	Number of Shares			Amount		Additional			Accumulated Other	Total
	Class A	Class B	Treasury	Class A	Class B	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance, January 31, 2019	16,605	3,537	(515)	$16	$4	$196,723	$(7,350)	$(48,485)	$(7,661)	$133,247
Net loss	—	—	—	—	—	—	—	(16,359)	—	(16,359)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(278)	(278)
Stock award exercises	421	—	126	1	—	(2,164)	1,943	—	—	(220)
Stock compensation expense	—	—	—	—	—	8,396	—	—	—	8,396
Dividends declared ($0.216 and $0.18 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(4,187)	—	(4,187)
Restricted stock	4	—	173	—	—	(5,534)	2,182	—	—	(3,352)
Adoption of ASU2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(173)	—	(173)
Balance, October 31, 2019	17,030	3,537	(216)	$17	$4	$197,421	$(3,225)	$(69,204)	$(7,939)	$117,074

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,863	$(16,359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,139	4,745
Amortization of costs capitalized to obtain and fulfill contracts	3,633	3,301
Amortization of right-of-use assets	4,381	4,460
Net change in valuation allowance	945	14,376
Other deferred income taxes	(1,939)	(2)
Loss on disposal of equipment	80	51
Provision for doubtful accounts and sales adjustments	1,167	656
Stock compensation expense	10,126	8,396
Change in fair value of derivative instrument	149	352
Other, net	58	71
Changes in assets and liabilities:
Accounts receivable	40,455	40,342
Costs capitalized to obtain and fulfill contracts	(3,658)	(3,489)
Lease liabilities	(4,018)	(4,577)
Prepaid expenses and other assets	1,293	(3,767)
Accounts payable	(1,758)	(4,048)
Deferred revenue	(33,125)	(31,422)
Other liabilities	(6,565)	(5,233)
Net cash provided by operating activities	19,226	7,853
Cash flows from investing activities:
Purchase of property and equipment	(1,733)	(4,251)
Proceeds from sale of building	1,496	-
Purchase of short-term investments	-	(1,200)
Proceeds from sale of short-term investments	-	2,400
Capitalized software costs	(1,071)	(963)
Net cash used in investing activities	(1,308)	(4,014)
Cash flows from financing activities:
Repayments of debt	(462)	(389)
Tax payments related to stock awards	(5,965)	(3,572)
Cash dividends paid	(4,330)	(4,187)
Net cash used in financing activities	(10,757)	(8,148)

Effect of exchange rates on cash and equivalents	(486)	(1,289)

Net increase (decrease) in cash and equivalents	6,675	(5,598)

Cash and equivalents at beginning of period	136,717	139,413

Cash and equivalents at end of period	$143,392	$133,815

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$428	$464
Income taxes, net of refunds	$2,944	$2,974

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (QAD or the Company). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. The Condensed Consolidated Financial Statements include the results of the Company and its wholly-owned subsidiaries. Because of seasonal and other factors, results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021.

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

Sale of Building

During the second quarter of fiscal 2020, the Company vacated its building located in Dublin, Ireland, and moved its operations into leased office space. The sale of the building was completed in the third quarter of fiscal 2021 for $1.5 million in proceeds.

Recent Accounting Pronouncements

Except as discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) or adopted by the Company during the nine months ended  October 31, 2020, that are of significance, or potential significance, to the Company.

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

License

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

The Company’s revenue by geography is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
North America	$39,379	$38,302	$115,379	$112,798
EMEA	23,334	22,233	67,281	66,860
Asia Pacific	9,682	11,776	28,895	35,413
Latin America	4,265	5,496	13,333	17,149
Total revenue	$76,660	$77,807	$224,888	$232,220

The Company’s revenue by industry is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Automotive	$24,852	$28,071	$71,264	$84,105
Consumer products and food and beverage	12,466	11,244	37,756	35,351
High technology and industrial products	26,974	26,612	80,442	78,549
Life sciences and other	12,368	11,880	35,426	34,215
Total revenue	$76,660	$77,807	$224,888	$232,220

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

If multiple agreements are entered into at or near the same time and so closely related that the agreements are, in effect, part of a single arrangement, such agreements are deemed to be combined as a single arrangement for revenue recognition purposes. The Company exercises judgment to evaluate the relevant facts and circumstances in determining whether multiple agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether multiple agreements comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

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

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of October 31, 2020 and January 31, 2020. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	October 31, 2020	January 31, 2020
	(in thousands)
Contract assets, short-term (in “Prepaid expenses and other current assets, net”)	$3,958	$1,595
Contract assets, long-term (in “Other assets, net”)	91	214
Total contract assets	$4,049	$1,809
Deferred revenue, short-term	$85,842	$118,413
Deferred revenue, long-term (in “Other liabilities”)	2,304	2,811
Total deferred revenue	$88,146	$121,224

During the nine months ended October 31, 2020, the Company recognized $108.3 million of revenue that was included in the gross deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $269.2 million as of October 31, 2020, of which the Company expects to recognize approximately $152.7 million as revenue over the next twelve months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	October 31, 2020	January 31, 2020
	(in thousands)
Deferred maintenance	$42,259	$69,650
Deferred subscription	41,105	45,702
Deferred professional services	2,393	2,705
Deferred license and other revenue	85	356
Deferred revenues, current	85,842	118,413
Deferred revenues, non-current (in “Other liabilities”)	2,304	2,811
Total deferred revenues	$88,146	$121,224

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact the timing of revenue recognition and the Company’s disclosures. Below is a list of the practical expedients applied by the Company:

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets, net” and “Other assets, net”, respectively, in the Company’s Condensed Consolidated Balance Sheets. At October 31, 2020 and January 31, 2020, the Company had $12.4 million and $12.3 million, respectively, of deferred commissions and sales agent fees. For the three and nine months ended October 31, 2020, $1.1 million and $3.2 million, respectively, of amortization expense related to deferred commissions and sales agent fees was recorded in “Sales and marketing” expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  For the three and nine months ended October 31, 2019, $1.0 million and $2.9 million, respectively, of amortization expense related to deferred commissions and sales agent fees was recorded in “Sales and marketing” expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in “Prepaid expenses and other current assets, net” and “Other assets, net” in the Company’s Condensed Consolidated Balance Sheets. At October 31, 2020 and January 31, 2020 the Company had deferred setup costs of $1.4 million. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the three and nine months ended October 31, 2020, $0.2 million and $0.4 million, respectively, of amortization expense related to deferred setup costs was recorded in “Cost of subscription” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  During the three and nine months ended October 31, 2019, $0.1 million and $0.4 million, respectively, of amortization expense related to deferred setup costs were recorded in “Cost of subscription” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the nine months ended October 31, 2020 and 2019.

3.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$3,213	$125	$2,863	$(16,359)
Less: Dividends declared	(1,451)	(1,426)	(4,330)	(4,187)
Undistributed net income (loss)	$1,762	$(1,301)	$(1,467)	$(20,546)

Net income (loss) per share – Class A Common Stock
Dividends declared	$1,251	$1,226	$3,732	$3,596
Allocation of undistributed net income (loss)	1,519	(1,119)	(1,262)	(17,641)
Net income (loss) attributable to Class A common stock	$2,770	$107	$2,470	$(14,045)

Weighted average shares of Class A common stock outstanding— basic	17,367	16,918	17,242	16,586
Weighted average potential shares of Class A common stock	497	877	595	—
Weighted average shares of Class A common stock and potential common shares outstanding— diluted	17,864	17,795	17,837	16,586

Basic net income (loss) per Class A common share	$0.16	$0.01	$0.14	$(0.85)
Diluted net income (loss) per Class A common share	$0.16	$0.01	$0.14	$(0.85)

Net income (loss) per share – Class B Common Stock
Dividends declared	$200	$200	$598	$591
Allocation of undistributed net income (loss)	243	(182)	(205)	(2,905)
Net income (loss) attributable to Class B common stock	$443	$18	$393	$(2,314)

Weighted average shares of Class B common stock outstanding— basic	3,330	3,308	3,324	3,279
Weighted average potential shares of Class B common stock	57	90	65	—
Weighted average shares of Class B common stock and potential common shares outstanding— diluted	3,387	3,398	3,389	3,279

Basic net income (loss) per Class B common share	$0.13	$0.01	$0.12	$(0.71)
Diluted net income (loss) per Class B common share	$0.13	$0.01	$0.12	$(0.71)

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Class A	304	368	202	2,695
Class B	—	—	—	244

4.	FAIR VALUE MEASUREMENTS

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

•	Level 3 - The asset or liability is recorded at fair value based upon significant unobservable inputs.

The following table sets forth the financial assets and liability, measured at fair value, as of October 31, 2020 and January 31, 2020:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of October 31, 2020
Money market mutual funds	$116,963
Certificates of deposit	$8,060
Liability related to the interest rate swap		$(381)

As of January 31, 2020
Money market mutual funds	$107,319
Certificates of deposit	$14,917
Liability related to the interest rate swap		$(232)

Money market mutual funds and certificates of deposit are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $18.4 million and $14.5 million at October 31, 2020 and January 31, 2020, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

There have been no transfers between fair value measurement levels during the nine months ended October 31, 2020.

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

The fair values of the derivative instrument at October 31, 2020 and January 31, 2020 were as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	October 31, 2020	January 31, 2020
Derivative instrument:
Interest rate swap	Other liabilities	$(381)	$(232)
Total		$(381)	$(232)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) was $70,000 and $(149,000) for the three and nine months ended October 31, 2020, respectively; compared to $(101,000) and $(352,000) for the three and nine months ended October 31, 2019, respectively.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at October 31, 2020 and January 31, 2020 were as follows:

	October 31, 2020	January 31, 2020
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$3,618	$3,356
Acquired software technology	135	135
	3,753	3,491
Less accumulated amortization	(1,624)	(1,569)
Capitalized software costs, net	$2,129	$1,922

The Company’s capitalized software development costs relate to translations and localizations of QAD Adaptive Applications. Acquired software technology costs relate to intellectual property purchased during fiscal 2019.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first nine months of fiscal 2021, approximately $0.8 million of costs and accumulated amortization were removed from the Condensed Consolidated Balance Sheet, related to capitalized software development costs which were fully amortized during the first nine months of fiscal 2021.

Amortization of capitalized software costs was $0.3 million and $0.9 million for the three and nine months ended October 31, 2020, respectively; compared to $0.2 million and $0.7 million for the three and nine months ended October 31, 2019, respectively. Amortization of capitalized software costs is included in “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of October 31, 2020:

Fiscal Years	(in thousands)
2021 remaining	$298
2022	1,000
2023	636
2024	195
Thereafter	-
$2,129

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 31, 2020 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2020	$27,996	$(15,608)	$12,388
Impact of foreign currency translation	(40)	-	(40)
Balance at October 31, 2020	$27,956	$(15,608)	$12,348

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2020. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2019. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2020. The Company monitors the indicators for goodwill impairment testing between annual tests. As a result of the decline in the global economy due to the global coronavirus (COVID-19) pandemic, the Company reviewed goodwill for impairment in the third quarter of fiscal 2021 and given that the Company's market capitalization has remained unchanged, there continue to be no indicators of goodwill impairment.

Intangible Assets

	October 31, 2020	January 31, 2020
	(in thousands)
Amortizable intangible assets:
Customer relationships	$1,291	$1,379
Less accumulated amortization	(563)	(394)
Amortizable intangible assets, net	$728	$985

The Company’s intangible assets are related to the acquisitions completed in fiscal 2019. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets, and are amortized over an estimated five-year useful life.

Amortization of intangible assets from acquisitions was $0.1 million and $0.2 million for the three and nine months ended October 31, 2020 and 2019. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of October 31, 2020:

Fiscal Years	(in thousands)
2021 remaining	$65
2022	258
2023	258
2024	147
Thereafter	-
$728

7.	DEBT

	October 31, 2020	January 31, 2020
	(in thousands)
Note payable	$12,493	$12,868
Less current maturities	(521)	(503)
Less loan origination costs, net	(17)	(24)
Long-term debt	$11,955	$12,341

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.15% at October 31, 2020. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million when the loan matures on June 1, 2022. The unpaid balance as of October 31, 2020 was $12.5 million.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2020	$(8,345)
Other comprehensive loss before reclassifications	(643)
Amounts reclassified from accumulated other comprehensive loss	-
Net current period other comprehensive loss	(643)
Balance as of October 31, 2020	$(8,988)

During the nine months ended October 31, 2020 there were no reclassifications from accumulated other comprehensive loss.

9.	INCOME TAXES

In determining the provision for income taxes for the first nine months of fiscal 2021, the Company calculated income tax expense based on the estimated annual tax rate for the year, compared to the second quarter of fiscal 2021 and prior year where the Company calculated income tax expense based on actual quarterly results. The annual effective tax rate was adjusted for discrete items recorded during the period. The estimated annual tax rate for the year was used in the current period because the Company is forecasting profits for the full fiscal year 2021.  The prior year’s income tax expense was based on the actual effective tax rate since the Company was expecting near breakeven results.

The Company recorded income tax expense of $0.6 million and $1.4 million in the third quarter of fiscal 2021 and 2020, respectively. The Company’s effective tax rate was 16% during the third quarter of fiscal 2021 compared to 92% for the same period in the prior year. The change in the effective tax rate was primarily due to $0.8 million of tax expense related to an out-of-period adjustment recorded in the third quarter of fiscal 2020 to correct a valuation allowance initially placed on the net deferred tax assets of the Company’s wholly-owned Irish subsidiary (the Irish Principal) in the second quarter of fiscal 2020.

The Company recorded income tax expense of $2.1 million and $12.0 million for the first nine months of fiscal 2021 and 2020, respectively. The Company’s effective tax rate was 42% during the first nine months of fiscal 2021 compared to (275%) for the same period in the prior year. The change in the effective tax rate was primarily due to a $10.8 million valuation allowance that was placed on the Irish Principal’s net deferred tax assets in fiscal 2020.

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides additional economic stimulus to address the impact of the COVID-19 pandemic. In the first nine months of fiscal year 2021, the Company’s income tax provision was not significantly impacted by the CARES Act. The Company will continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects that may result from future legislation.

In July 2020, the U.S. Department of Treasury issued final tax regulations related to foreign-derived intangible income and global intangible low-taxed income (GILTI) provisions. Also in  July 2020, the U.S. Department of Treasury released final tax regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The Company is currently assessing the impact of these new regulations on its condensed consolidated financial statements.

When calculating QAD’s income tax expense for the first nine months of fiscal 2021, the Company considered the U.S. Tax Cuts and Job Act that was signed into law in December 2017. The Company calculated an estimate for GILTI in the Company’s tax expense based on the final GILTI regulations released on June 14, 2019 by the U.S. Department of Treasury. These regulations provide computational, definitional, and anti-avoidance rule guidance relating to the determination of a U.S. shareholder’s GILTI inclusion. In addition, the technical change in depreciation on qualified improvement property enacted in the CARES Act was also considered in the GILTI calculation. In the first nine months of fiscal 2021, cash taxes were not impacted by GILTI since the Company has enough tax credit to offset this liability.

The Company has elected to treat the deferred taxes related to GILTI provisions as a current-period expense when incurred (the period cost method).

At October 31, 2020 and  January 31, 2020, the gross amount of unrecognized tax benefits was $1.3 million and $1.2 million respectively, including interest and penalties. The unrecognized tax benefits for the first nine months of fiscal 2021 and fiscal 2020 were reduced by $1 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of October 31, 2020 and 2019, the Company accrued approximately $0.1 million of interest and penalty expense relating to unrecognized tax benefits.

The Company reviews its net deferred tax assets by entity at each balance sheet date to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. During the first nine months of fiscal year 2021 management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Management assessed the transfer pricing methodology, the historical profits, the economics of the country in which the entity operates, the impact of COVID-19, the current and future customer base, the type and character of the deferred tax asset and any other current and relevant information by entity to draw its conclusion.

A valuation allowance has been established for select foreign jurisdictions along with U.S. federal and state net deferred tax assets. The following table discloses the Company’s valuation allowance by entity (in millions):

Jurisdiction	October 31, 2020	January 31, 2020
U.S. federal and state	$31.3	$30.3
Ireland	11.6	11.6
Brazil	6.5	5.7
Germany	2.7	2.6
Hong Kong	0.6	0.6
South Africa	0.2	0.2
Total valuation allowance	$52.9	$51.0

At October 31, 2020 and  January 31, 2020, the worldwide valuation allowance attributable to deferred tax assets was $52.9 million and $51.0 million, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2018
●	France for fiscal years ended January 31, 2018, 2019 and 2020

During the fiscal year 2021, the Company closed the following audits with no adjustment:

●	Germany for fiscal years ended January 31, 2015, 2016 and 2017
●	Thailand for fiscal year ended January 31, 2018
●	Mexico for calendar years ended December 31, 2015, 2016, 2017 and 2018

10.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first nine months of fiscal 2021:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount (in thousands)
9/9/2020	9/23/2020	9/30/2020	$0.072	$0.06	$1,451
6/11/2020	6/25/2020	7/7/2020	$0.072	$0.06	$1,448
4/7/2020	4/22/2020	4/29/2020	$0.072	$0.06	$1,431

11.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs, PSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 6 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2020.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of subscription	$156	$84	$402	$226
Cost of maintenance	125	143	354	396
Cost of professional services	449	404	1,198	1,085
Sales and marketing	792	607	2,020	1,562
Research and development	607	492	1,618	1,360
General and administrative	1,641	1,174	4,534	3,767
Total stock-based compensation expense	$3,770	$2,904	$10,126	$8,396

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the nine months ended October 31, 2020:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock at January 31, 2020	627	$39.86
Granted	343	40.28
Released (1)	(248)	35.69
Forfeited	(19)	41.67
Restricted stock at October 31, 2020	703	$41.49

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2020, the Company withheld 200 shares for payment of these taxes at a value of $9,000. During the nine months ended October 31, 2020, the Company withheld 76,000 shares for payment of these taxes at a value of $3.2 million.

Total unrecognized compensation cost related to RSUs was approximately $24.8 million as of October 31, 2020. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

PSU Information

The following table summarizes the activity for PSUs for the nine months ended October 31, 2020:

	PSUs (in thousands)	Weighted Average Grant Date Fair Value
Performance stock units at January 31, 2020	90	$39.82
Granted	93	40.54
Released (1)	(21)	39.82
Forfeited	(9)	39.82
Performance stock units at October 31, 2020	153	$40.26

(1)	The number of PSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended October 31, 2020, the Company did not withhold shares for payment of these taxes as there were no shares released during the quarter. During the nine months ended October 31, 2020, the Company withheld 8,000 shares for payment of these taxes at a value of $0.3 million.

Total unrecognized compensation cost related to PSUs was approximately $2.8 million as of October 31, 2020. This cost is expected to be recognized over a period of approximately 1.2 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the nine months ended October 31, 2020:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2020	1,349	$24.86
Granted	-	-
Exercised	(202)	12.92
Expired	-	-
Forfeited	-	-
Outstanding at October 31, 2020	1,147	$26.98	3.1	$17,897
Vested and exercisable at October 31, 2020	1,004	$24.25	2.8	$17,413

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of October 31, 2020, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on October 31, 2020. The total intrinsic value of SARs exercised in the nine months ended October 31, 2020 was $6.0 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended October 31, 2020, the Company withheld 400 shares for payment of these taxes at a value of $15,000. During the nine months ended October 31, 2020, the Company withheld 57,000 shares for payment of these taxes at a value of $2.4 million.

At October 31, 2020, there was approximately $1.6 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
North America (1)	$39,379	$38,302	$115,379	$112,798
EMEA	23,334	22,233	67,281	66,860
Asia Pacific	9,682	11,776	28,895	35,413
Latin America	4,265	5,496	13,333	17,149
	$76,660	$77,807	$224,888	$232,220

(1)

Sales into Canada accounted for 3% and 2% of North America total revenue in the three and nine months ended October 31, 2020, respectively and for 2% of North America total revenue in the three and nine months ended October 31, 2019.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first nine months of fiscal 2021, approximately 51% of our total revenue was generated in North America, 30% in EMEA, 13% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At October 31, 2020, we employed approximately 1,902 employees worldwide, of which 623 employees were based in North America, 602 employees in EMEA, 567 employees in Asia Pacific and 110 employees in Latin America.

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

We are transitioning our business model from traditional on-premises licensing to cloud-based subscriptions. During  the first nine months of fiscal 2021, we closed virtually all of our new customer deals in the cloud. On a rolling 12-month basis, subscription billings grew by 22% with a three-year compound annual growth rate (CAGR) of 23%. Recurring revenue, which we define as subscription revenue plus maintenance revenue, equaled 79% of total revenue for the fiscal 2021 third quarter, a six-percentage point increase over 73% of total revenue for the same period last year. By reducing our customers’ up-front costs and providing QAD Adaptive Applications with continuous application and infrastructure support in secure and resilient environments, we expect our cloud business model will be more attractive than on-premises licenses. We expect recurring revenue to remain a majority of total revenue as our subscription revenue continues to grow.

The COVID-19 global pandemic has impacted our operations during the first nine months of fiscal 2021.  Our priorities are the health and well-being of our employees, our customers and their respective families and communities as well as ensuring complete continuity of service for our cloud and on-premises customers and those customers with implementation or upgrade projects.  For the first nine months of fiscal 2021, subscription and maintenance revenue have generally performed as expected given the revenue is recurring in nature. While we see some impact to subscription and maintenance revenue, our retention rates continue to be in excess of 90% for both subscription and maintenance. However, some of our subscription and maintenance customers have been negatively impacted by the pandemic and have cancelled or reduced their contracts. License fees and professional services revenue have been negatively impacted by the global pandemic as some existing customers are not adding users or modules and some of our customers have postponed or extended their services project go live dates. We implemented prudent expense management measures during the first nine months of the year to offset the negative impact of lower license fees and professional services revenue.  The increasing contribution from higher margin subscription revenue, improved services margins and expense control actions we have implemented helped drive an improvement in our profitability in the first nine months of fiscal 2021 compared to the same period in the prior year. As a result, we reported a pre-tax profit of $4.9 million for the first nine months of the year. These expense management measures allow us to maintain a solid financial position which gives us the ability to continue to adapt to changes due to COVID-19.

Our customers are global manufacturers and the closure of manufacturing sites, country borders and the increase in unemployment due to the COVID-19 global pandemic are having and will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation.  Furthermore, the future impact to our manufacturing customers depends on the duration and spread of the virus.  The negative impact on our manufacturing customers has caused some of them to delay purchasing decisions, postpone services projects, reduce users or modules, cancel their maintenance or subscription contracts, request extended payment terms, or request higher discounts.  We expect COVID-19 will have a negative impact on our financial results and liquidity in fiscal 2021.  While the effects of the pandemic in the short to medium term remain uncertain, our business has a strong cash position with little debt and cash flow remains positive.  For these reasons, we believe our financial position is solid and our long term strategy is sound.

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

Revenue

	Three Months Ended October 31,	Three Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
Revenue
Subscription	$33,761	$27,328	$6,209	$224	$6,433	24%
Percentage of total revenue	44%	35%
License	1,682	3,295	(1,676)	63	(1,613)	-49%
Percentage of total revenue	2%	4%
Maintenance	27,028	29,699	(2,997)	326	(2,671)	-9%
Percentage of total revenue	35%	38%
Professional services	14,189	17,485	(3,392)	96	(3,296)	-19%
Percentage of total revenue	19%	23%
Total revenue	$76,660	$77,807	$(1,856)	$709	$(1,147)	-1%

	Nine Months Ended October 31,	Nine Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
Revenue
Subscription	$95,598	$78,522	$17,787	$(711)	$17,076	22%
Percentage of total revenue	43%	34%
License	5,946	11,277	(5,203)	(128)	(5,331)	-47%
Percentage of total revenue	3%	5%
Maintenance	79,922	89,184	(8,349)	(913)	(9,262)	-10%
Percentage of total revenue	35%	38%
Professional services	43,422	53,237	(8,880)	(935)	(9,815)	-18%
Percentage of total revenue	19%	23%
Total revenue	$224,888	$232,220	$(4,645)	$(2,687)	$(7,332)	-3%

Total Revenue. On a constant currency basis, total revenue was $76.7 million for the third quarter of fiscal 2021, representing a $1.8 million, or 2%, decrease from $78.5 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the third quarter of fiscal 2021 included decreases in professional services, license and maintenance partially offset by an increase in subscription. Revenue outside the North America region as a percentage of total revenue was 49% and 51% for the third quarter of fiscal 2021 and 2020, respectively. On a constant currency basis, total revenue decreased in our EMEA and Asia Pacific regions, remained constant in our Latin America region, and increased in our North America region during the third quarter of fiscal 2021 when compared to the same period in the prior year.

On a constant currency basis, total revenue was $224.9 million for the first nine months of fiscal 2021, representing a $4.6 million, or 2%, decrease from $229.5 million for the same period last year. When comparing categories within total revenue at constant currency rates, our results for the first nine months of fiscal 2021 when compared to the prior year included decreases in professional services, license and maintenance partially offset by an increase in subscription. Revenue outside the North America region as a percentage of total revenue was 49% and 51% for the first nine months of fiscal 2021 and 2020, respectively. On a constant currency basis, total revenue decreased in our Asia Pacific region and increased in our North America, Latin America, and EMEA regions during the first nine months of fiscal 2021 when compared to the prior year.

Our services are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Automotive	33%	36%	31%	36%
Consumer products and food and beverage	16%	15%	17%	15%
High technology and industrial products	35%	34%	36%	34%
Life sciences and other	16%	15%	16%	15%
Total revenue	100%	100%	100%	100%

The decrease in percentage of revenue by industry for automotive in the third quarter and the first nine months of fiscal 2021 compared to the same periods last year primarily relates to lower professional services revenue.  The prior year periods included several large services implementation projects in the automotive industry. Conversely, the percentage increase for high technology and industrial products primarily related to an increase in professional services revenue due to an on-going large, multisite global implementation project for an industrial products customer.

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

On a constant currency basis, subscription revenue was $33.8 million for the third quarter of fiscal 2021, representing a $6.2 million, or 22%, increase from $27.6 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the third quarter of fiscal 2021 when compared to the same period last year. One of the metrics that management uses to monitor subscription performance is the number of new cloud deals that have been signed in the period. In the third quarter of fiscal 2021 we closed 22 new cloud deals, including 9 new cloud customers and 13 conversions from existing customers who previously purchased on-premises licenses. This compared to the third quarter of fiscal 2020 when we closed 25 new cloud deals, including 14 new cloud customers and 11 conversions from existing customers who previously were running our solutions on-premises. The increase in subscription revenue consists of new customer sites, existing customers converting from on-premises, and additional users and modules purchased by our existing cloud customers.

On a constant currency basis, subscription revenue was $95.6 million for the first nine months of fiscal 2021, representing a $17.8 million, or 23%, increase from $77.8 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first nine months of fiscal 2021 when compared to the prior year. In the first nine months of fiscal 2021 we closed 57 new cloud deals, including 28 new cloud customers and 29 conversions from existing customers who previously purchased on-premises licenses. This compared to the first nine months of fiscal 2020 when we closed 64 new cloud deals, including 32 new cloud customers and 32 conversions from existing customers who previously purchased on-premises licenses.

We track our retention rate of subscription by calculating the annualized revenue of customer sites with contracts up for renewal at the beginning of the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Our subscription customer retention rate is in excess of 90%.

The following table presents subscription revenue by region for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
North America	59%	57%	58%	56%
EMEA	27%	26%	27%	26%
Asia Pacific	9%	11%	10%	11%
Latin America	5%	6%	5%	7%
Total subscription revenue	100%	100%	100%	100%

The following table presents subscription revenue by industry for the three and nine months ended October 31, 2020 and 2019:

	Three Months ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Automotive	36%	38%	35%	36%
Consumer products and food and beverage	14%	15%	15%	16%
High technology and industrial products	27%	25%	28%	26%
Life sciences and other	23%	22%	22%	22%
Total subscription revenue	100%	100%	100%	100%

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

On a constant currency basis, license revenue was $1.7 million for the third quarter of fiscal 2021, representing a $1.7 million, or 50%, decrease from $3.4 million for the same period last year. On a constant currency basis, license revenue decreased across all regions during the third quarter of fiscal 2021 when compared to the same period last year. During the third quarter of fiscal 2021, three customers placed license orders totaling more than $0.1 million and no customers placed orders totaling more than $1.0 million. This compared to the third quarter of fiscal 2020 in which seven customers placed license orders totaling more than $0.1 million and no customers placed orders totaling more than $1.0 million. The majority of our license revenue has come from additional users and module purchases from our existing customers.

On a constant currency basis, license revenue was $5.9 million for the first nine months of fiscal 2021, representing a $5.2 million, or 47%, decrease from $11.1 million for the same period last year. On a constant currency basis, license revenue decreased in all our regions during the first nine months of fiscal 2021 when compared to the same period last year. During the first nine months of fiscal 2021, six customers placed license orders totaling more than $0.1 million, one of which exceeded $1.0 million. This compared to the first nine months of fiscal 2020 in which 17 customers placed license orders totaling more than $0.1 million, one of which exceeded $1.0 million.

Maintenance. We offer support services 24 hours a day, seven days a week in addition to providing software upgrades, which include additional or improved functionality, when and if available. Maintenance revenue is derived from our on-premises customers who have purchased licenses and would like to receive support services and software upgrades. Our maintenance contracts are generally renewed on an annual basis.

On a constant currency basis, maintenance revenue was $27.0 million for the third quarter of fiscal 2021, representing a $3.0 million, or 10%, decrease from $30.0 million for the same period last year. On a constant currency basis, maintenance revenue decreased in all our regions during the third quarter of fiscal 2021 when compared to the same period last year.  The decrease in maintenance revenue period over period is primarily due to customer cancellations and continued conversions of existing customers’ on-premises licenses to cloud subscriptions. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. Though we continue to see renewal rates above 90%, some of our customers have been impacted by the pandemic and therefore, we have seen some increase in maintenance cancellations or maintenance revenue reductions.

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

On a constant currency basis, maintenance revenue was $79.9 million for the first nine months of fiscal 2021, representing a $8.4 million, or 10%, decrease from $88.3 million for the same period last year. On a constant currency basis, maintenance revenue decreased in our North America, EMEA, and Asia Pacific regions, and increased in our Latin America region during the first nine months of fiscal 2021 when compared to the prior year. The decrease in maintenance and other revenue period over period is primarily due to customer cancellations and conversions to the cloud.

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

On a constant currency basis, professional services revenue was $14.2 million for the third quarter of fiscal 2021, representing a $3.4 million, or 19%, decrease from $17.6 million for the same period last year. On a constant currency basis, professional services revenue decreased across all regions during the third quarter of fiscal 2021 when compared to the same period last year. The decrease primarily related to a reduction in professional services revenue following the completion of a large, multisite global implementation project in fiscal 2020. In addition, the decrease in professional services revenue can be attributed to fewer engagements and a lower amount of professional services revenue per customer. We continue to see delays or elongation of projects due to the global pandemic. In addition, our strategy is to outsource more professional services to our partners in order to have a large global partner  network to meet our growth goals and customer demand.

On a constant currency basis, professional services revenue was $43.4 million for the first nine months of fiscal 2021, representing a $8.9 million, or 17%, decrease from $52.3 million for the same period last year. On a constant currency basis, professional services revenue decreased in all regions during the first nine months of fiscal 2021 when compared to the prior year. The decrease primarily related to a reduction in professional services revenue following the completion of a large, multisite global implementation project in fiscal 2020. In addition, the decrease related to fewer engagements and a lower amount of professional services revenue per customer.

Total Cost of Revenue

	Three Months Ended October 31,	Three Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
Cost of revenue
Cost of subscription	$10,716	$9,540	$(1,149)	$(27)	$(1,176)	-12%
Cost of license	441	510	69	-	69	14%
Cost of maintenance	6,267	7,291	998	26	1,024	14%
Cost of professional services	13,231	16,376	3,280	(135)	3,145	19%
Total cost of revenue	$30,655	$33,717	$3,198	$(136)	$3,062	9%
Percentage of revenue	40%	43%

	Nine Months Ended October 31,	Nine Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
Cost of revenue
Cost of subscription	$31,803	$28,860	$(3,039)	$96	$(2,943)	-10%
Cost of license	1,407	1,655	241	7	248	15%
Cost of maintenance	19,424	22,353	2,589	340	2,929	13%
Cost of professional services	41,269	53,815	11,686	860	12,546	23%
Total cost of revenue	$93,903	$106,683	$11,477	$1,303	$12,780	12%
Percentage of revenue	42%	46%

Total cost of revenue consists of cost of subscription, cost of license, cost of maintenance and cost of professional services. Cost of subscription includes salaries, benefits, bonuses and other personnel expenses of our cloud operations employees, stock-based compensation for those employees, hosting and hardware costs, third-party contractor expense, royalties, professional fees, travel expense, and an allocation of information technology and facilities costs. Cost of license includes license royalties and amortization of capitalized software costs. Cost of maintenance includes salaries, benefits, bonuses and other personnel expenses of our support group, stock-based compensation for those employees, travel expenses, professional fees and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits, bonuses and other personnel expenses of our services employees, stock-based compensation for those employees, third-party contractor expense, travel expense and an allocation of information technology and facilities costs.

On a constant currency basis, total cost of revenue was $30.7 million and $33.9 million for the third quarter of fiscal 2021 and 2020, respectively, and as a percentage of total revenue was 40% and 43% in the third quarter of fiscal 2021 and 2020, respectively. The non-currency related decrease in cost of revenue of $3.2 million, or 9%, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was primarily due to lower professional services salaries and related costs and lower services travel costs due to the pandemic partially offset by higher hosting costs associated with the increase in subscription revenue and higher subscription salaries and related costs. Headcount decreased 85 people within services and increased 22 people within cloud operations when comparing the headcount at October 31, 2020 to October 31, 2019.

On a constant currency basis, total cost of revenue was $93.9 million and $105.4 million for the first nine months of fiscal 2021 and 2020, respectively, and as a percentage of total revenue was 42% and 46% for the first nine months of fiscal 2021 and 2020, respectively. The non-currency related decrease in cost of revenue of $11.5 million, or 11%, for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily due to lower professional services salaries and related costs and lower travel costs partially offset by higher hosting costs associated with the increase in subscription revenue and higher subscription salaries and related costs.

Cost of Subscription. On a constant currency basis, cost of subscription was $10.7 million for the third quarter of fiscal 2021, representing a $1.1 million, or 11%, increase from $9.6 million for the same period last year. The non-currency related increase in cost of subscription of $1.1 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was primarily due to higher hosting costs of $0.5 million and higher salaries and related costs of $0.4 million. Cost of subscription as a percentage of subscription revenue was 32% and 35% in the third quarter of fiscal 2021 and 2020, respectively. We continue to focus on improving our subscription margins over time by leveraging ongoing economies of scale and implementing operational efficiencies. We have experienced and may experience in the future quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

On a constant currency basis, cost of subscription was $31.8 million for the first nine months of fiscal 2021, representing a $3.0 million, or 10%, increase from $28.8 million for the same period last year. The non-currency related increase in cost of subscription of $3.0 million for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily due to higher hosting costs of $1.5 million, higher salaries and related costs of $1.1 million, higher bonuses of $0.2 million and a higher allocation of information technology and facilities costs of $0.2 million. Cost of subscription as a percentage of subscription revenue was 33% and 37% for the first nine months of fiscal 2021 and 2020, respectively.

Cost of License. On a constant currency basis, cost of license was $0.4 million for the third quarter of fiscal 2021, representing a $0.1 million, or 20% decrease from $0.5 million for the same period last year. The non-currency related decrease in cost of license of $0.1 million for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was due to lower license royalty expense of $0.1 million. License royalty expense as a percent of license revenue remained relatively consistent year over year.

On a constant currency basis, cost of license was $1.4 million for the first nine months of fiscal 2021, representing a $0.2 million, or 13% decrease from $1.6 million for the same period last year. The non-currency related decrease in cost of license of $0.2 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was due to lower license royalty expense of $0.4 million partially offset by higher amortization of capitalized software costs of $0.2 million. License royalty expense as a percent of license revenue remained relatively consistent year over year.

Cost of Maintenance. On a constant currency basis, cost of maintenance was $6.3 million for the third quarter of fiscal 2021, representing a $1.0 million, or 14%, decrease from $7.3 million for the same period last year. The non-currency related decrease in cost of maintenance of $1.0 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was primarily due to lower salaries and related costs of $0.4 million, as a result of lower headcount of 14 people, lower maintenance royalties of $0.3 million and a lower allocation of information technology and facilities costs of $0.2 million. Cost of maintenance as a percentage of maintenance revenue was 23% and 25% in the third quarter of fiscal 2021 and 2020, respectively.

On a constant currency basis, cost of maintenance was $19.4 million for the first nine months of fiscal 2021, representing a $2.6 million, or 12%, decrease from $22.0 million for the same period last year. The non-currency related decrease in cost of maintenance of $2.6 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily due to lower salaries and related costs of $1.4 million, lower maintenance royalties of $0.6 million and a lower allocation of information technology and facilities costs of $0.5 million. Cost of maintenance as a percentage of maintenance revenue was 24% and 25% for the first nine months of fiscal 2021 and 2020, respectively.

Cost of Professional Services. On a constant currency basis, cost of professional services was $13.2 million for the third quarter of fiscal 2021, representing a $3.3 million, or 20%, decrease from $16.5 million for the same period last year. The non-currency related decrease in cost of professional services of $3.3 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was primarily due to lower salaries and related costs of $1.6 million, as a result of lower headcount of 85 people, lower travel expenses of $1.1 million, a lower allocation of information technology and facilities costs of $0.5 million and lower bonuses of $0.4 million partially offset by higher cross charges from other departments of $0.3 million. Cost of professional services as a percentage of professional services revenues was 93% and 94% for the third quarter of fiscal 2021 and 2020, respectively.  Our professional services strategy has been to grow our partner network, perform more services via third party consultants and perform more services remotely.  As a result, we have reduced headcount year over year.

On a constant currency basis, cost of professional services was $41.3 million for the first nine months of fiscal 2021, representing an $11.7 million, or 22%, decrease from $53.0 million for the same period last year. The non-currency related decrease in cost of professional services of $11.7 million for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily due to lower salaries and related costs of $5.7 million,  lower travel expenses of $3.2 million, lower bonuses of $1.1 million, a lower allocation of information technology and facilities costs of $1.1 million, lower severance of $0.3 million and lower third-party contractor costs of $0.3 million. Cost of professional services as a percentage of professional services revenues was 95% and 101% for the first nine months of fiscal 2021 and 2020, respectively. Our professional services strategy has been to grow our partner network, perform more services via third party consultants and perform more services remotely.  As a result, we have reduced headcount year over year.

Sales and Marketing

	Three Months Ended October 31,	Three Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
Sales and marketing	$17,415	$19,771	$2,632	$(276)	$2,356	12%
Percentage of revenue	23%	25%

	Nine Months Ended October 31,	Nine Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
Sales and marketing	$53,392	$60,853	$7,104	$357	$7,461	12%
Percentage of revenue	24%	26%

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

On a constant currency basis, sales and marketing expense was $17.4 million for the third quarter of fiscal 2021, representing a $2.6 million, or 13%, decrease from $20.0 million for the same period last year. The non-currency related decrease in sales and marketing expense of $2.6 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was primarily due to lower travel expenses of $1.6 million, lower severance of $0.6 million, lower cross charges from other departments of $0.3 million, and lower sales agent fees of $0.3 million, partially offset by higher commissions of $0.3 million and higher stock-based compensation of $0.2 million.

On a constant currency basis, sales and marketing expense was $53.4 million for the first nine months of fiscal 2021, representing a $7.1 million, or 12%, decrease from $60.5 million for the same period last year. The non-currency related decrease in sales and marketing expense of $7.1 million for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily due to lower travel expenses of $4.1 million, lower severance of $1.3 million, lower bonuses of $0.7 million, lower customer conference costs of $0.7 million, lower professional fees of $0.4 million and lower marketing of $0.3 million partially offset by higher salaries and related costs of $0.5 million and higher stock-based compensation of $0.4 million. The global pandemic resulted in savings from a significant reduction in travel and the cancellation of QAD’s Explore annual customer conference in the second quarter of fiscal year 2021.

Research and Development

	Three Months Ended October 31,	Three Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
Research and development	$14,177	$13,622	$(330)	$(225)	$(555)	-4%
Percentage of revenue	19%	18%

	Nine Months Ended October 31,	Nine Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
Research and development	$41,355	$41,479	$(50)	$174	$124	0%
Percentage of revenue	18%	18%

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

On a constant currency basis, research and development expense was $14.2 million for the third quarter of fiscal 2021, representing a $0.4 million, or 3%, increase from $13.8 million for the same period last year. The non-currency related increase in research and development expense of $0.4 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was primarily due to higher salaries and related costs of $0.4 million partially offset by lower severance of $0.3 million.

On a constant currency basis, research and development expense was $41.4 million for the first nine months of fiscal 2021, representing a $0.1 million, or less than 1%, increase from $41.3 million for the same period last year. The non-currency related increase in research and development expense of $0.1 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily due to higher salaries and related costs of $1.0 million as a result of higher headcount of 33 people, higher bonuses of $0.2 million, a higher allocation of information technology and facilities costs of $0.2 million and higher stock-based compensation of $0.2 million partially offset by a payroll tax credit of $0.5 million, lower travel expenses of $0.5 million and lower third-party contractor costs of $0.2 million.

General and Administrative

	Three Months Ended October 31,	Three Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
General and administrative	$10,281	$9,234	$(1,015)	$(32)	$(1,047)	-11%
Percentage of revenue	13%	12%

	Nine Months Ended October 31,	Nine Months Ended October 31,	Change in Constant	Change due to Currency	Total Change as Reported
	2020	2019	Currency	Fluctuations	$	%
(in thousands)
General and administrative	$30,597	$29,044	$(1,771)	$218	$(1,553)	-5%
Percentage of revenue	14%	13%

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

On a constant currency basis, general and administrative expense was $10.3 million for the third quarter of fiscal 2021, representing a $1.0 million, or 11% increase from $9.3 million for the same period last year. The non-currency related increase in general and administrative expense of $1.0 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 was primarily due to higher stock-based compensation of $0.5 million, higher professional fees of $0.3 million and higher salaries and related costs of $0.3 million.

On a constant currency basis, general and administrative expense was $30.6 million for the first nine months of fiscal 2021, representing a $1.8 million, or 6% increase from $28.8 million for the same period last year. The non-currency related increase in general and administrative expense of $1.8 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily due to higher stock-based compensation of $0.8 million, higher bad debt expense of $0.4 million, higher salaries and related costs of $0.4 million, higher professional fees of $0.3 million and higher bonuses of $0.2 million partially offset by lower travel of $0.4 million. The Company increased its bad debt reserve to provide for the global economic downturn associated with COVID-19.

Amortization of Intangibles from Acquisitions

Amortization of intangibles from acquisitions was $65,000 and $194,000 in the third quarter and first nine months of fiscal 2021, respectively; compared to $67,000 and $200,000 in the third quarter and first nine months of fiscal 2020, respectively. Amortization expense for fiscal 2021 and 2020 was due to the intangible assets acquired during fiscal 2019.

Total Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	October 31, 2020	$	%	October 31, 2019
(in thousands)
Interest income	$(108)	$587	84%	$(695)
Interest expense	142	(34)	-19%	176
Other expense (income), net	194	(192)	-50%	386
Total other expense (income), net	$228	$361	271%	$(133)
Percentage of revenue	0%			0%

	Nine Months Ended	Increase (Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2020	$	%	October 31, 2019
(in thousands)
Interest income	$(757)	$1,451	66%	$(2,208)
Interest expense	447	(30)	-6%	477
Other expense, net	833	773	1,288%	60
Total other expense (income), net	$523	$2,194	131%	$(1,671)
Percentage of revenue	0%			-1%

Total other expense (income), net was $0.2 million and $(0.1) million for the third quarter of fiscal 2021 and fiscal 2020, respectively. The change in net other expense (income) was primarily related to lower interest income of $0.6 million partially offset by the favorable change in fair value of the credit swap of $0.2 million.  Interest rates have declined substantially resulting in lower interest income earned on our cash and equivalents.

Total other expense (income), net was $0.5 million and $(1.7) million for the first nine months of fiscal 2021 and fiscal 2020, respectively. The change in net other expense (income) was primarily related to lower interest income of $1.5 million and higher foreign exchange losses of $0.9 million partially offset by the favorable change in fair value of the credit swap of $0.2 million. The U.S. dollar versus foreign currencies exchange rates in the countries where we conduct business have fluctuated significantly since the onset of the global pandemic COVID-19, most notably versus the euro and Mexican peso.

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

Income Tax Expense

	Three Months Ended	(Decrease) Compared to Prior Period		Three Months Ended
	October 31, 2020	$	%	October 31, 2019
(in thousands)
Income tax expense	$626	$(778)	-55%	$1,404
Percentage of revenue	1%			2%
Effective tax rate	16%			92%

	Nine Months Ended	(Decrease) Compared to Prior Period		Nine Months Ended
	October 31, 2020	$	%	October 31, 2019
(in thousands)
Income tax expense	$2,061	$(9,930)	-83%	$11,991
Percentage of revenue	1%			5%
Effective tax rate	42%			-275%

In determining the provision for income taxes for the first nine months of fiscal 2021, we calculated income tax expense based on the estimated annual tax rate for the year, compared to the second quarter of fiscal 2021 and prior year where we calculated income tax expense based on actual quarterly results.  The results were adjusted for discrete items recorded during the period. The estimated annual tax rate for the year was used in the current period since the Company is forecasting profits for the full fiscal year 2021.  In fiscal year 2020, the Company forecast a near breakeven loss.

We recorded income tax expense of $0.6 million and $1.4 million in the third quarter of fiscal 2021 and 2020, respectively. Our effective tax rate was 16% during the third quarter of fiscal 2021 compared to 92% for the same period in the prior year. The change in the effective tax rate was primarily due to $0.8 million of tax expense related to an out-of-period adjustment recorded in the third quarter of fiscal 2020 to correct a valuation allowance initially placed on the Company’s Irish Principal’s net deferred tax assets in the second quarter of fiscal 2020.

We recorded income tax expense of $2.1 million and $12.0 million for the first nine months of fiscal 2021 and 2020, respectively. Our effective tax rate was 42% during the first nine months of fiscal 2021 compared to (275%) for the same period in the prior year. The change in the effective tax rate was primarily due to a $10.8 million valuation allowance that was placed on the Company’s Irish Principal’s net deferred tax assets for the same period of fiscal 2020.

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

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
(in thousands)
Total revenue	$76,660	$77,807	$224,888	$232,220
Net income (loss)	3,213	125	2,863	(16,359)
Add back:
Net interest expense	34	(519)	(310)	(1,731)
Depreciation	1,280	1,314	4,050	3,917
Amortization	361	360	1,081	934
Income tax expense	626	1,404	2,061	11,991
EBITDA	$5,514	$2,684	$9,745	$(1,248)
Add back:
Stock-based compensation expense	3,770	2,904	10,126	8,396
Change in fair value of interest rate swap	(70)	101	149	352
Adjusted EBITDA	$9,214	$5,689	$20,020	$7,500
Adjusted EBITDA margin	12%	7%	9%	3%

Non-GAAP pre-tax income reconciliation
Income (loss) before income taxes	$3,839	$1,529	$4,924	$(4,368)
Add back
Stock-based compensation expense	3,770	2,904	10,126	8,396
Amortization of purchased intangible assets	71	74	214	221
Change in fair value of interest rate swap	(70)	101	149	352
Non-GAAP income before income taxes	$7,610	$4,608	$15,413	$4,601

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of subscriptions, licenses, maintenance and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities, third-party hosting providers, third party contractors and other overhead costs. In addition to operating expenses, we may also use cash for capital expenditures, payment of dividends, payment of our mortgage, withholding taxes on settlement of stock-based compensation and stock repurchases, and to invest in our growth initiatives, which may include acquisitions of products, technologies and businesses.

At October 31, 2020, our principal sources of liquidity were cash and equivalents totaling $143.4 million and net accounts receivable of $39.2 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 87% of our cash and equivalents were held in U.S. dollar denominated accounts as of October 31, 2020.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held outside of the United States was 62% and 69% as of October 31, 2020 and January 31, 2020, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and government securities funds. The remaining cash and equivalents are held in deposit and saving accounts and certificates of deposit.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions.  In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States.

In the second quarter of fiscal 2021, due to the lack of growth opportunities and the capital requirement to fund ordinary business operations, QAD Thailand paid a one-time $3.8 million dividend to its parent QAD Inc. The Company has no intention or plans to repatriate any additional funds from Thailand and believes it is still appropriate to maintain the permanent reinvestment assertion in all its foreign subsidiaries. Should we decide to repatriate earnings from other foreign subsidiaries in the future, we would not expect to incur significant additional taxes; however, foreign withholding taxes, currency translation, state taxes and currency control laws must always be considered.

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

 The following table summarizes our cash flows for the nine months ended October 31, 2020 and 2019:

	Nine Months Ended October 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$19,226	$7,853
Net cash used in investing activities	(1,308)	(4,014)
Net cash used in financing activities	(10,757)	(8,148)
Effect of foreign exchange rates on cash and equivalents	(486)	(1,289)
Net increase (decrease) in cash and equivalents	$6,675	$(5,598)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee-related compensation payments, vendor payments and tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $19.2 million and $7.9 million for the first nine months of fiscal 2021 and 2020, respectively. The increase in cash flows from operating activities was due primarily to net income of $2.9 million for the first nine months of fiscal 2021 compared to a net loss of $16.4 million for the same period in fiscal 2020 partially offset by lower changes in non-cash net change in valuation allowance of $13.4 million. While our revenue has declined due to the global pandemic, we have implemented cost control initiatives such as reduced travel and discretionary spending. This has lowered expenses and preserved cash.

Net cash used in investing activities included capital expenditures of $1.7 million and $4.3 million for the first nine months of fiscal 2021 and 2020, respectively. The decrease in capital expenditures primarily relates to lower leasehold improvements in fiscal 2021 compared to the prior year. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. In the first nine months of fiscal 2021 and 2020, we paid employee payroll taxes of $6.0 million and $3.6 million, respectively, on vested restricted stock units, vested performance stock units and exercised stock appreciation rights. In the first nine months of fiscal 2021 and 2020, we made dividend payments of $4.3 million and $4.2 million, respectively. On a regular basis, the Board of Directors evaluates our ability to continue to pay dividends and the structure of potential future dividend payments.

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

DSO under the countback method was 44 days and 45 days as of October 31, 2020 and 2019, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 46 days as of October 31, 2020 and 2019.

Some of our customers who have been negatively impacted by the COVID-19 pandemic have requested and may continue to request changes to payment terms. Some may also be unable to pay their receivables as they become due. We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on February 1, 2020, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes our accounts receivables and contract assets. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, consideration of current and anticipated future economic conditions and other relevant data. For the first nine months of fiscal 2021, our expected loss allowance included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic. We recorded an increase of $0.7 million in estimated credit losses related to the impact of COVID-19 on our customers.  We have not experienced any significant impact to credit quality or terms and the aging of our accounts receivable remained similar to the same period last year. We believe our reserve methodology is adequate, our reserves are properly stated as of October 31, 2020 and the quality of our receivables remains good.

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

We are continuing to monitor the impact of COVID-19 on our operating results and liquidity and believe the global pandemic will negatively impact operating results and liquidity throughout fiscal 2021.  We have implemented cost savings measures in the areas of travel, personnel expense and discretionary spending.  We will monitor our costs and if needed, we will reduce costs further throughout fiscal 2021.  Because we have $143.4 million of cash and our only debt is the mortgage of our corporate headquarters of $12.5 million, we believe we are in a solid position to withstand the negative impacts to our revenue, operating income and liquidity in fiscal 2021.  We believe that our cash on hand and net cash provided by operating activities will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2020 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020. During the three and nine months ended October 31, 2020 there have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.15% at October 31, 2020. The 2012 Mortgage matures in June 2022 and is secured by our headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million when the loan matures on June 1, 2022. The unpaid balance as of October 31, 2020 was $12.5 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2020 and the first nine months of fiscal 2021 due primarily to the volatility of the euro and Mexican peso in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of October 31, 2020.

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

For the nine months ended October 31, 2020 and 2019, approximately 48% and 50%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 34% and 39% for the nine months ended October 31, 2020 and 2019, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 4% partially offset by a positive effect on our expenses of approximately 3%, and our operating income would be adversely affected by approximately 53%.

For the nine months ended October 31, 2020 and 2019, foreign currency transaction and remeasurement losses (gains) totaled $834,000 and $(57,000), respectively, and are included in “Other expense (income), net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.8 million.

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

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the October 31, 2020 rates would cause less than a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

QAD Inc.

(Registrant)

Date: December 9, 2020	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Chief Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)