Form 10-K
period 2021-01-31
QAD INC
filed 2021-04-13
CIK 1036188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 17,364,966 shares of the Registrant’s Class A common stock outstanding and 3,330,318 shares of the Registrant’s Class B common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Market on July 31, 2020) was approximately $361 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2021, there were 17,379,947 shares of the Registrant’s Class A common stock outstanding and 3,330,318 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 14 of Part III incorporate information by reference from the Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 21, 2021.

QAD INC.
FISCAL YEAR 2021 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward-looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A entitled “Risk Factors” which are incorporated herein by reference, and as may be updated in filings we make from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date of this Annual Report on Form 10-K and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by QAD in fiscal year 2022.

PART I

ITEM 1. BUSINESS

QAD Inc. (QAD or the Company) is a leader in cloud-based enterprise software solutions for global manufacturing companies. We offer a full set of manufacturing enterprise resource planning (ERP) and supply chain management capabilities. Our core solutions, called QAD Adaptive Applications, are designed for manufacturers in six verticals: automotive, life sciences, consumer products, food and beverage, high technology and industrial products.  We have acquired technologies which complement our core ERP capabilities and, as a result, we also sell some solutions to customers outside of the manufacturing industry via our Precision, Dynasys and Allocation Network divisions.  Our architecture, called the QAD Enterprise Platform, allows manufacturers to quickly upgrade existing functionality and extend or create new applications that are dependable, secure and scalable.

Global manufacturers face ever increasing disruption caused by technology-driven innovation and changing consumer preferences. In order to survive and thrive, manufacturers must be able to innovate and change business models at unprecedented rates of speed. QAD calls these manufacturing companies Adaptive Manufacturing Enterprises. Traditional tactics, processes and systems can often hinder a company’s ability to respond to rapid change. QAD delivers rapid, agile and effective solutions to help Adaptive Manufacturing Enterprises rapidly respond to, and plan for, disruptions their businesses face today and provide the flexibility needed to address tomorrow’s challenges.

QAD provides Enterprise Software as a Service (SaaS) solutions, combined with vertical expertise and best practice process models that help customers enable the Adaptive Manufacturing Enterprise through both the deployment and implementation phases as well as making continuous improvement and adapting to change as efficiently as possible.

An Adaptive Manufacturing Enterprise requires the following five key capabilities: Effective Enterprise Management, Digital Manufacturing, Complete Customer Management, Integrated Supplier Management and Connected Supply Chain.

●

Effective Enterprise Management provides shared services for finance and purchasing and real-time analytics across the entire business, and maintains accurate and timely core data and processes across the enterprise.

●

Digital Manufacturing provides automation and optimization of workforce, machines and processes, resulting in optimal capacity utilization and real-time visibility from shop floor to boardroom and from supplier to customer.

●	Complete Customer Management provides real-time feedback on all aspects of the customer experience and full product lifecycle support.
●	Integrated Supplier Management provides real-time visibility of the supplier network and performance.
●	Connected Supply Chain provides optimized flow of material and enables right-sized inventory management, intelligent forecasting, machine learning-driven sales and operations planning.

QAD’s cloud-based solutions integrate software, hardware and services in a cloud-based IT environment that we deploy, support, upgrade and manage for our customers. The Company’s cloud offerings are designed to be rapidly deployable to customers, intuitive for our users, easily upgradable and seamlessly integrated with other applications. QAD cloud solutions are cost-effective, secure, standards-based, reliable, and require low upfront customer investment.

The key benefits of our solutions include greater out of the box fit; faster time to value; reduced implementation costs through a singular focus on global manufacturers; improved efficiency and customer responsiveness by upgrading to new versions quickly and flexibly; the ability to quickly adopt advanced technologies and support digital transformation, thereby reducing costs; the ability to gain real-time business insights for better decision making and key performance measurement via embedded analytics and sophisticated KPI tools; and the ability to respond to new business opportunities by easily adding apps using a dependable low/no code development environment.

QAD has over 300,000 active users, and over 2,000 manufacturing companies have deployed QAD solutions to run their businesses across approximately 4,000 sites globally. In fiscal 2021 our subscription users, including full users, limited users, enterprise users and module users, grew by 25% to 89,000, from 71,000 in the prior year.

QAD was founded in 1979 and our principal executive offices are located in Santa Barbara, California. Our office address is 100 Innovation Place, Santa Barbara, CA 93108. We employ 1,930 full-time employees throughout our direct operations in 24 countries across the North America, Europe, Middle East and Africa (EMEA), Asia Pacific and Latin America regions. Our principal website address is www.qad.com.

OUR TARGET VERTICAL MARKETS

Within the six vertical markets QAD primarily serves -- automotive, life sciences, consumer products, food and beverage, high technology and industrial products -- we focus on 23 sectors where our solutions are a strong product fit for our customers’ and prospects’ business requirements. We offer solutions designed to answer the business challenges within each sector based on in-depth knowledge of the area and best practices. We also participate in industry groups serving our target sectors to address regulatory compliance issues, evaluate new manufacturing practices and leverage advanced technologies to give our customers the maximum competitive advantage.

Automotive: Automotive suppliers are a key focus for QAD. QAD’s customer base includes companies serving the global automotive marketplace, focusing on two sectors: automotive tiered suppliers and the automotive aftermarket. QAD solutions are in use at many of the market-leading automotive parts companies around the world that manufacture a broad range of components used in both the internal combustion engine (ICE) and the Autonomous, Connected, Electric, and Shared (ACES) spaces. Automotive suppliers must comply with critical industry standards such as the Materials Management Operations Guideline/Logistics Evaluation (MMOG/LE) and the International Automotive Task Force (IATF) 16949:2016 in order to minimize the risk of supply chain disruption and earn preferred supplier status. QAD’s automotive-specific processes are built on these industry best practices and help automotive suppliers reduce costs, increase the speed of implementations, mitigate supply chain risk and improve supply chain planning and visibility. We deliver unique capabilities to support risk management, collaboration, visibility and performance requirements of automotive suppliers, including the strict quality requirements of Advanced Product Quality Process (APQP) and Production Part Approval Process (PPAP). The QAD Enterprise Platform simplifies the adoption of digital technologies and makes it easy to modify our solution using a low/no code approach.

Life Sciences: Life sciences manufacturers are dedicated to innovation, product quality and patient safety. Challenges to this industry include a tightening regulatory environment, increasing cost pressures and greater supply chain complexities. QAD focuses on the following four sectors in the life sciences industry: medical devices; life sciences contract manufacturing; in vitro diagnostics (IVD); and pharmaceutical and biotechnology. QAD solutions help global life sciences companies manufacture products in accordance with current Good Manufacturing Practices (cGMP) regulations and standards such as ISO13485:2016 that are required by regulators around the world. In addition to cGMP, QAD solutions support many business and regulatory processes specific to the life sciences industry, such as automated quality management, supply chain planning and serialization in support of requirements for Unique Device Identification (UDI), the Drug Quality and Security Act (DQSA) and the Falsified Medicines Directive (FMD). QAD Adaptive ERP for life sciences provides our customers with a qualified IT infrastructure to help provide a solid foundation for addressing life sciences regulatory requirements while delivering innovative medical products, therapies, and diagnostic solutions.

Consumer Products: Manufacturers of consumer products face the challenge of delivering the right product, in the right quantities, to the right location, at the right time to satisfy demand. Effective supply chain management is required to synchronize critical activities and functions across the organization. QAD focuses on the following four sectors in the consumer products industry: household and personal packaged products, consumer electronics, assembled products and jewelry. The manufacturing processes for these items vary, but the fulfillment and distribution disruptions are similar, such as: the value chain has expanded and consumers can acquire products from more sources than ever before, retail supply chains are more complex and eCommerce has changed the marketplace. QAD solutions address the complex replenishment requirements of consumer products manufacturers that supply the value chain, including promotional pricing, demand planning, quality compliance and product configuration.

Food and Beverage: Food and beverage manufacturers are facing dramatic disruptions, including an expanding value chain, a supply chain in flux and evolving consumer preferences. Manufacturers face ongoing seasonal demand changes and evolving regulatory requirements, such as field-to-fork traceability, recordkeeping and proof of origin. QAD focuses on the following six sectors in the food and beverage industry: shelf-stable products; spirits, wine and beer; frozen foods; candy and confections; winemaking; and fresh foods products. QAD’s solutions help manage compliance with regulatory and quality initiatives, such as the U.S. Food Safety Modernization Act (FSMA) and the Hazard Analysis and Critical Control Point (HACCP) analysis, which address the management of biological, chemical and physical hazards. QAD’s solutions support the product cycle of the food and beverage industry from raw material production, procurement and handling to manufacturing, distribution and consumption of the finished product. QAD’s capabilities are designed to help food and beverage manufacturers streamline processes while meeting demand, maximizing profits and becoming adaptive, agile enterprises.

High Technology: Success in the high technology industry requires innovation and the ability to manage change. Manufacturers are subject to constant pressure on margins, challenges with cross-border shipments, strains on material availability and cost control initiatives. They require agile and effective global supply chains. QAD focuses on the following three sectors in the high technology industry: standalone devices and test equipment; industrial batteries and electronic components; and cables. High technology companies often require traceability of parts and processes throughout their supply chain, as well as tight control of engineering changes associated with rapid product cycles and revisions. Many high technology manufacturers face the challenge of managing product installation, support, and service of equipment after sale. A high technology manufacturer can use QAD’s solutions to configure products based on customers’ preferences; manufacture and assemble products according to a customized specification; and schedule, install and support equipment throughout its lifecycle.

Industrial Products: Global customers of industrial products companies are demanding more customized products and industrial manufacturers must be agile and responsive to demands while managing tight margins, operational challenges and rapid changes to product features. Fluctuating demand leads to significant challenges in managing the internal supply chain, coordinating the extended vendor ecosystem, controlling costs, ensuring quality, tracking production and optimizing inventory levels. Companies in this broad vertical market have requirements to maintain many distinct manufacturing methodologies, often within the same enterprise. QAD focuses on the following four sectors in the industrial products industry: packaging, engineered materials, industrial standalone equipment and roll stock, wire and cable. QAD’s offerings include extending ERP into the manufacturing operation which enables collaboration between planning and execution.  This capability reduces the dependence on spreadsheets, eliminates unnecessary expediting and provides a single enterprise wide vision of priorities.

OUR SOLUTIONS

QAD Adaptive Applications is the solutions portfolio QAD offers to manufacturers that includes our core solution, QAD Adaptive ERP. QAD Adaptive ERP provides manufacturers real-time insights across the value chain to make intelligent business decisions; supports manufacturers in rolling out new products, services and processes in markets experiencing disruption; and enables manufacturers to be more agile to rapidly respond to internal and external change.

Underlying QAD Adaptive ERP and other QAD Adaptive Applications is the QAD Enterprise Platform, which provides a modern, layered services application platform for QAD’s solutions. The platform provides five rapid response technologies:

1.

Personalization: Designed for users, personalization supports self-service modification of screens using a simple graphical point and click interface. Going beyond pre-defined job roles, individuals can select the fields and sections they want to see in the order they prefer, reducing distraction and streamlining tasks.

2.

Embedded Analytics: One of the most common user requests to IT is to generate new or modified reports. Embedded Analytics puts powerful analytics and reporting in the hands of users who can rapidly create and modify reports and dashboards. This includes creating custom alerts that generate notifications when certain criteria or events are met.

3.

Modularization: The modular design of QAD software allows customers to select only the areas of the platform they want to upgrade − without needing to upgrade the entire application. Modularization makes upgrades smaller, faster and easier, helping manufacturers utilize current functionality which reduces the gap between business needs and ERP.

4.

Extensibility: Apps running on the QAD Enterprise Platform can be easily extended by leveraging the existing functionality, and using the Enterprise Platform to extend and deliver changes in functionality without the need to rewrite the entire app. The extensions are unobtrusive to the app itself, allowing for upgrades to the app without breaking an extension.

5.

Apps: Leveraging modularization and extensibility, new apps can now be created without code. New apps leverage all the power of QAD Enterprise Platform, such as embedded analytics, collaboration, security and mobile.

QAD Adaptive Applications include Adaptive ERP, which provides comprehensive feature sets that directly address a manufacturer’s main processes in the business areas of financials, manufacturing, customer and service management, and supply chain. Combined with other modules and capabilities in the Adaptive Applications portfolio, QAD provides a comprehensive suite of solutions, which correspond to the five capability areas of the Adaptive Manufacturing Enterprise: Effective Enterprise Management, Digital Manufacturing, Complete Customer Management, Integrated Supplier Management and Connected Supply Chain.

Effective Enterprise Management: The QAD Financials solution of QAD Adaptive ERP helps improve financial operational effectiveness. It meets the multi-entity, multi-GAAP and multi-currency requirements of global manufacturers and supports timely and accurate closings. It includes full lifecycle fixed assets capabilities, and supports essential financial requirements like allocations, credit management and cost management. QAD Internationalization automates the difficult task of tracking and developing solutions to comply with country-level tax payment and reporting compliance. The solution currently supports 66 countries. QAD Cloud EDI, QAD EDI eCommerce and QAD e-Invoicing offer solutions that address manufacturing industry de facto electronic commerce and statutory compliance standards.

Digital Manufacturing: The QAD Manufacturing solution of QAD Adaptive ERP improves production efficiency, supports lean processes, helps gain visibility across plans, schedules and supporting data, and accurately tracks manufacturing performance to eliminate waste. QAD Production Execution expands enterprise visibility to and from the shop floor, resulting in insights needed to optimize production processes and cycle times. QAD Enterprise Asset Management helps manage planned and unplanned equipment maintenance, including calibrations, procurement of MRO (maintenance, repair and operation supplies) inventory and capital asset project costs. QAD Automation Solutions digitizes the capture of material and production data, and prints labels containing the data required by the manufacturer, supplier and/or customer to improve material movement effectiveness. This results in improved warehouse and inventory management. QAD EQMS (Enterprise Quality Management System) offers comprehensive manufacturing process-integrated quality management to help manufacturers and their suppliers comply with industry-specific quality standards and facilitate risk management analysis. It supports a manufacturer’s continuous improvement strategy and facilitates a preventative approach by building quality upfront in the product design phase.

Complete Customer Management: The QAD Customer and Service Management solution of QAD Adaptive ERP simplifies the management of all aspects of the customer lifecycle, from acquisition through customer service, including quotes, orders, pricing, promotions, customization, configuration, fulfillment, returns, repairs and service. It improves the accuracy of scheduled orders and releases, as well as global orders with available-to-promise visibility across the enterprise. QAD Customer Self Service facilitates real-time communication and ordering with a manufacturer’s customers through a web storefront and self-service portal. QAD Configurator helps streamline the ordering of complex, configurable, customer-specific products using a rules-based approach that translates into validated and buildable product requirements for the shop floor. QAD Trade Activity Management helps manufacturers plan, control and track trade promotion activities and costs with full visibility into promotional spending to improve promotions, customer service and fulfillment performance. QAD CRM for Manufacturers supports control of the customer lifecycle including sales leads, opportunities, campaigns and account management, and helps improve a manufacturer’s customers’ experience and satisfaction. QAD Field Service Management manages product servicing, whether at the customer site or at depots. It provides product quality improvement requirements back to manufacturing and improves visibility and tracking of servicing activities and parts inventories.

Integrated Supplier Management: The QAD Supplier Portal facilitates real-time communication about inventory, purchase orders, shipments, kanbans, invoices and bills of material with suppliers. Purchasing capabilities automate many phases of procurement with suppliers from requisitioning, through order creation and printing, to recording the receipt of goods and services. QAD Precision Global Trade and Transportation Execution (GTTE) provides global trade management, transportation execution and shipping software solutions from a single, integrated platform. Global customers rely on QAD Precision’s global carrier network and comprehensive trade-compliant document library to streamline global trade, leverage thousands of carriers and manage millions of shipping transactions every day. An ISO-certified company, QAD Precision assists companies around the world to minimize shipping costs, optimize first mile and last mile deliveries, avoid compliance delays and mitigate the risks associated with dynamic trading environments. The QAD Precision GTTE solution includes capabilities such as management of imports and exports, free trade agreements and zones, restricted party screening, delivery exception management and freight bill audit and pay.

On December 31, 2020, QAD acquired Allocation Network GmbH, a German-based best-of-breed provider of supply chain management solutions. The QAD Supplier Management and QAD Sourcing products, both obtained from the Allocation Network acquisition, deliver value across direct and indirect procurement activities by identifying and qualifying suppliers, helping negotiate best-value agreements, standardizing sourcing processes and managing sourcing knowledge.

Connected Supply Chain: The Supply Chain features of QAD Adaptive ERP help manufacturers manage global supply chain operations, address cross-border trade compliance and improve supply chain visibility to rapidly respond to supply chain turbulence. Some key capabilities include distribution requirements planning, requisitions, direct and indirect procurement, consignment and vendor management inventory. QAD DynaSys DSCP (Digital Supply Chain Planning) supports the development of supply chain plans and forecasts using in-memory collaborative techniques. It helps manufacturers align and synchronize strategic goals, sales forecasts and operations, and provides an advanced analytical framework for predicting demand. QAD DynaSys DSCP includes capabilities for demand planning, sales and operations planning, integrated business planning, inventory optimization, manufacturing planning and financial planning.

Cloud Technology Infrastructure and Operations

The QAD cloud environment is managed and operated by QAD utilizing infrastructure provided by third-party data center facilities or cloud computing platform providers.  Our third-party data centers are located in the United States, the European Union, Singapore and China.  The data centers provide the computing infrastructure on which our solutions operate.  QAD employees and contractors, located primarily in the U.S. and India, manage the day-to-day operations of our cloud computing solutions and act as the control point for all activities, including monitoring system performance, security application management, service level management, disaster recovery, technical upgrades and customer engagement. Each of these managed processes is based on Information Technology Infrastructure Library (ITIL) standards and governed by ISO compliance.

QAD’s infrastructure providers employ advanced measures to ensure physical integrity and security, including redundant power and cooling systems, fire and flood prevention mechanisms, continual security coverage, biometric readers at entry points and anonymous exteriors. QAD also implements various disaster recovery measures such that data loss would be minimized in the event of a single data center disaster. We architect our solutions using redundant configurations to minimize service interruptions. We continually monitor our solutions for any sign of failure or pending failure, and we take preemptive action to minimize or prevent downtime.

Our technology is based on multi-tenant and single-tenant architectures that apply common, consistent management practices for our customers.

Customer Support and Product Updates

Customer support services and product enhancements are provided to QAD cloud customers as part of their monthly subscription fee and to on-premises customers via a maintenance offering. These offerings provide customers the right to receive product upgrades and enhancements on a “when and if” available basis, and access to online and direct telephone technical support personnel located in global support centers. Through support services, we provide the resources, tools and expertise needed to maximize the use of QAD Adaptive Applications.

QAD Consulting and Transformation Services

QAD Consulting and Transformation Services (CTS) offers professional consulting services, including digital transformation consulting, implementation and deployment services, upgrade projects, training, technical development and integration to facilitate adoption of our Adaptive ERP solution and enable customer success.

Our CTS strategy is to enable QAD’s cloud growth by upgrading installed base customers to QAD Adaptive ERP and performing implementations for new customers. In line with QAD’s long-term business plan, QAD CTS is expanding its ecosystem of certified partners to provide increased capacity for customer needs. QAD CTS will focus on transformation consulting with customers while leveraging partners for scale and reach.

QAD CTS engages with customers across the entire enterprise application life cycle through planning, design, implementation and support. Whether our customers are using QAD solutions in the cloud or on-premises, the CTS group assists customers with initial deployments, upgrades to more current product versions, migration of on-premises deployments to the cloud, conversion and transfer of historical data, ongoing system and process optimization, and user training and education. In addition, through an ecosystem of certified partners, QAD can offer customers these activities scaled to our customers’ needs. We also offer augmented resources through our partner ecosystem to assist with typical site-based implementation activities, such as data cleansing, functional support, training and user acceptance testing.

QAD’s principal methodology for deployment of our solutions is called Effective On-Boarding (EOB). EOB has been designed to make deployment of QAD solutions on-premises or in the cloud standardized and efficient. EOB features predefined industry process models and work instructions built into the product as well as implementation guides and scripts, all based on our experience with best practice standards, resulting in greater out of the box fit. With EOB, implementations can be faster and more agile than traditional approaches.

Our Partner Network

QAD partners make us stronger and are a big part of the robust relationships we foster with our customers. The partner ecosystem is critical to help us meet demand from companies of all sizes across all geographies. With their knowledge of QAD Adaptive Applications and Adaptive ERP, partners are uniquely qualified to help us expand our brand and grow cloud revenue. QAD Global Partners expand the QAD ecosystem and strengthen its strategic position in the industries that we serve.

QAD Global Partners are classified into three categories: channel sales, consulting and solutions. We maintain a team of capable partners throughout the world. To augment the direct business and existing partners, we intend to add new partners to address specific growth in core industrial segments in each of our four geographic regions. The growing partner ecosystem will continue to add breadth and depth to our applications and services to serve our customers and address digital transformation needs.

Our channel sales consist of approximately 50 distributors and sales agents worldwide. We do not grant exclusive rights to any of our distributors or sales agents. Our distributors and sales agents primarily sell independently to companies within their geographic territory, but may also work in conjunction with our direct sales organization.

QAD has a large network of global System Integrators (SI) and regional partners to support our customers with implementations of QAD Adaptive ERP. Our global SI partners help us scale and roll out Adaptive ERP to a large number of sites using QAD EOB implementation standards. Our regional partners provide implementation support to our regional customers and support local language and regulatory needs. We have built a comprehensive training program for our implementation partners. This program focuses on three main areas: QAD Adaptive ERP, QAD EOB Implementation standards and QAD Cloud standards.  QAD direct services provides program management,advisory and expert consulting support to our partners and customers to help our customers become Adaptive Manufacturing Enterprises.

QAD and our partners continuously evolve, adding capabilities in sales, presales, services and certifications; and broadening QAD's expertise and footprint to meet the diverse needs of customers around the world. Currently, the Company’s partner network includes over 125 sales, consulting and solutions partners.

OUR GROWTH STRATEGY

QAD believes there are substantial growth opportunities in our cloud business. Global manufacturers are facing unprecedented levels of disruption and turbulence. COVID-19, as an example, has accelerated digital transformation. Responding to these changes requires a level of agility that legacy ERP solutions fail to deliver. QAD's Adaptive ERP offers greater fit out of the box, rapid deployment and the ability to easily adapt and extend systems to meet the challenge of accelerating change.

Our growth strategy is supported by the following key priorities:

Dominate disrupted markets for new cloud customer acquisitions. The accelerating pace of change in our customers’ markets has created a disconnect between their business requirements and what their systems are able to support. Legacy ERP systems were not designed to support today’s rapid pace of change. The QAD Enterprise Platform was designed to provide greater fit and flexibility to meet tomorrow’s requirements. As such, disruption in our customers’ markets becomes a compelling reason for changing their ERP systems and one that we are well positioned to address. We selected three strategic areas with the greatest disruption to actively pursue new customers where we can provide the best product fit. These areas, called Strategic Business Segments, include: Automotive, Life Sciences and Packaging.  Over the last several years we have increased our investment in sales, marketing and lead generation activities to facilitate new customer acquisition growth.

Grow our cloud business and expand our footprint within existing customers. We believe there is substantial opportunity to grow our cloud-based enterprise solutions within our global manufacturing customer base. Our cloud solutions allow our customers to focus on their products and services without the distraction of administering their enterprise applications or maintaining their infrastructure. With approximately 75% of our users currently on-premises, we have many opportunities to increase cloud revenue across our existing installed base by converting our on-premises customers to our cloud-based solution, selling additional modules and users to our existing cloud customers, extending our existing offerings and reducing customer attrition by delivering an excellent customer experience.

Deliver continuous product development and rapid response to change.  Manufacturers are facing a swiftly-changing business environment fueled by exponential growth in underlying technologies such as Internet of Things (IoT), Machine Learning (ML), Artificial Intelligence (AI), Additive Manufacturing (3D Printing), Blockchain, Augmented Reality and Predictive Analytics. Collectively these technologies are driving trends such as digital transformation and smart manufacturing. We believe delivering a focused, flexible ERP system will be increasingly attractive to pragmatic manufacturers seeking a long-term fit of their business systems in support of their digital strategies in changing markets. We are committed to continuous investment in product development, our platform and advanced technologies to ensure our products have the necessary capabilities to meet the needs of our global customers and enhance our competitive position in the vertical markets we serve.

Focus on global manufacturing and leverage expertise within key vertical markets. Many manufacturers operate globally, requiring a provider that can tailor solutions to the unique needs of their markets, deliver local and global professional services resources and support local languages. Solutions must be cost effective and easy to implement and use. Our solutions offer many benefits to customers with global operations, including capabilities that support operations in multiple geographies with a variety of languages and currencies, as well as compliance with complex local regulations and business practices. We also employ people with specific knowledge and experience in the industries in which our customers operate. We provide our solutions to 23 sectors across six vertical manufacturing markets and we actively participate in several leading industry associations. In addition, our industry knowledge continues to deepen through regular interaction with our customers. This collective experience allows QAD to develop solutions with specific capabilities that address our customers’ needs in the industries they serve.

Expand our global partner ecosystem. We currently sell a majority of our software solutions and services directly. We also sell our software solutions and services indirectly via sales agents, distributors and services partners. We are focused on expanding our indirect sales channels. Our global partner strategy goals are to generate revenue growth through expanded sales reach and strengthened strategic positioning; sustainably grow coverage in core vertical markets and sectors; develop processes to maintain profitable operations for QAD and our partners; grow partner competencies and capabilities to address evolving customer needs through holistic enablement and collaborative relationship; enhance and augment lead generation and pipeline growth through collaboration and partner success management; and broaden coverage and increase capacity through partner ecosystem growth.

TECHNOLOGY

Manufacturers need to thrive and survive in today’s world of continual disruption and turbulence. QAD Adaptive Applications are built on an application and technology platform, the QAD Enterprise Platform, which supports the principles of intelligence, agility, and innovation to provide a foundation for QAD Adaptive Applications.

The QAD Enterprise Platform leverages the best available technologies to target six key capabilities essential to an Adaptive Manufacturing Enterprise: effective user experiences, connections across the system, the value of data and decision intelligence, a low code app development platform and ecosystem, cloud delivery efficiency and data privacy and security.

We embrace ‘openness’ as a core principle of our designs, allowing customers freedom to choose devices and open connectivity with other systems. QAD Adaptive Applications solutions are built on a service-based architecture, which allows apps to be composed using industry standard messaging techniques via REST (Representational State Transfer) APIs. This allows customers to exploit the full benefit of QAD’s open architecture for their businesses.

The QAD Enterprise Platform uses advanced technologies and development tools to build the breadth of functionality needed by global manufacturing companies. This functionality is encapsulated into apps that can be upgraded independently of each other as well as extended by customers. Apps can be accessed securely over the internet via a web browser or mobile devices (iOS and Android). The platform provides many advanced services to apps including an app builder, security, integration, cloud support, analytics, mobile and collaboration, all bundled into a world-class user experience.

QAD combines our technologies to provide a comprehensive cloud solution for our customers. Our cloud architecture encompasses infrastructure provisioning and application deployment, management, monitoring and security, providing a world-class operation built around ITIL standards. QAD’s cloud infrastructure operates on a platform that enables QAD to seamlessly deploy customer systems to one of several global cloud infrastructure providers as part of the QAD multi-cloud offering.

QAD adopts a pragmatic approach to technology and enables innovative solutions to address real world business problems faced by manufacturers. Innovation is achieved in partnership with our customers and industry leaders to research, educate each other and prove out new solutions through experimentation. The latter is achieved in the QAD Labs, the incubator for innovation across QAD. QAD Labs aspires to drive innovation credibility to our market and a culture of innovation across QAD. Successful solutions incubated in the QAD Labs include a fully integrated shop floor production execution system, a robotic process automation (RPA) offering and machine learning technology in our forecasting and planning solutions.

SECURITY

QAD’s security strategy involves deploying people, process and technology to protect the confidentiality, integrity and availability of our customers’ data and systems as well as QAD’s internal operations and systems.  We maintain cybersecurity and physical security for the protection of QAD employees, facilities, intellectual property and other assets. We extend these controls and protections to supplier management and partner clouds. We also build security into the design, build, testing and maintenance of QAD software products. QAD’s security policies and controls are aligned with ISO/IEC 27001:2013 and CSA-STAR standards and guide all areas of security within QAD.  Certain QAD products and services are certified per specific industry and government security standards.

PRODUCT DEVELOPMENT

Our customers have to deal with increasing levels of change, uncertainty and complexity on a continuous basis. From compliance factors to digital transformation, supply chain disruptions and geopolitical issues; global manufacturers need to be agile in extreme circumstances. In 2020, these challenges were exemplified by the business disruptions caused by COVID-19. Our customers had to adapt their business models to deal with social distancing, supply shortages and increased costs. Dealing with these challenges from a solution and technology perspective is what drives the vision for our products.

We maintain a global research and development organization that provides new product functionality to the market on a semiannual basis. In addition, our Internationalization effort incorporates regulatory changes, on an as required basis to satisfy country requirements. This approach to new product functionality enables us to respond quickly to industry disruptions and regulatory changes.

Our primary focus for development is to build our products in support of our SaaS direction. With SaaS solutions, customers expect that their software is kept up to date as part of the offering and that security is continuously being verified and updated to guard against security breaches. With every release, we perform routine security checks of the software to ensure our software is secure. In fiscal 2021, we released a major upgrade to our software suite that delivered supply chain efficiencies, deeper integration into shop floor operations and deeper reporting of manufacturing activities. We also delivered a new CRM app for manufacturers that gives our customers a full 360-degree view of their customer interactions. Our latest agile manufacturing module and production planning and scheduling functions are now fully integrated into the shop floor execution and reporting processes.

During fiscal 2021, we introduced our latest release of QAD Adaptive Applications and our core ERP solution, which runs on the QAD Enterprise Platform using the Adaptive User Experience (UX).  This latest release further enhances our customers’ ability to intelligently adopt and boost adaptive manufacturing capabilities. QAD’s R&D team continues to deliver new capabilities that allow manufacturers to better address tomorrow’s challenges and rapidly respond to disruption in the marketplace. We introduced a substantial update to our QAD Precision Global Trade Execution import solution in support of the continued changes in regulations and process across the globe. We have continued to enhance our QAD Enterprise Platform allowing users and developers to securely create extensions or applications with little or no coding, which allows us to extend the QAD ecosystem through our service partners.

QAD dedicates considerable technical and financial resources to R&D to continually enhance and expand our product suite, including through our Internationalization program focused on legal compliance for our global customers operating across borders. We continue to see the global trend toward electronic invoicing and registration of shipments and invoices with government agencies to prevent falsification and tax evasion expand across the world. We strive to support our customers through these changes without interruption to their businesses using our software to assist them in meeting the legal requirements of the countries in which they do business.

Our global R&D organization consists of 475 employees primarily located in the United States, Ireland, China, India, Spain, Germany, France, Australia, Belgium, United Kingdom, Indonesia, Poland, and Brazil. We believe that our ability to conduct research and development at various locations throughout the world allows us to optimize product development at lower costs and integrate local market knowledge into our development activities. While our software is primarily developed internally, we also use independent companies and contractors to perform some of our product development activities when we require additional resources or specific skills or knowledge. All outside development is overseen by our internal R&D organization.

We also acquire products or technology developed by others, as needed, by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining enough competitive advantage to justify their costs. We routinely translate our product suite into fourteen languages. Our development focus is on cloud deployments first, hence, some functionality that is available to our cloud customers may not be available to our on-premises customers on the same timeframe, if at all, or may have an additional fee associated with it.

DIRECT SALES

QAD sells its products and services through direct and indirect sales channels located throughout the regions of North America, Europe, Middle East and Africa (EMEA), Asia Pacific and Latin America. Each region leverages global standards and systems to enhance consistency when interacting with global customers. Additionally, we have global account teams and strategic business teams focused on sectors facing the greatest level of disruption where we can provide the greatest product fit.

The Company’s direct sales organization includes approximately 68 commissioned salespeople.  Supporting our commissioned salespeople are vertical market experts, business development representatives, business consultants, pre-sales employees responsible for leading demonstrations of our software solutions, and customer service representatives supporting our existing customers.

Incentive pay is a significant portion of the total compensation package for our sales staff. We continually align our sales organization and business strategies with market conditions to maintain an effective sales process. We cultivate the industries we serve within each territory through marketing, local product development and sales training.

MARKETING

The QAD marketing strategy is to differentiate our offerings by focusing on our role in enabling manufacturers to overcome the change and uncertainty they face and to support them in achieving the vision of the Adaptive Manufacturing Enterprise. We do this by highlighting QAD’s next generation Adaptive ERP and its five rapid response technologies that deliver greater fit for today and the flexibility to meet tomorrow’s business requirements.

We target sectors within our primary verticals facing the greatest disruption, where we can provide the best fit and support those companies with the greatest need.

Our main marketing objectives are to leverage the measurable success in business outcomes our customers have achieved and highlight hidden costs prospects may face with legacy ERP, to increase awareness and drive leads in target sectors. We do this by openly and consistently communicating with QAD customers, prospects, partners, investors and other key audiences. Our primary marketing activities include:

●	Account based marketing (ABM) for targeting, assessing buying intent, and display advertising

●	Influencer Press and industry analyst relations to garner third-party validation and generate positive coverage for our company offerings and value proposition

●	Physical and virtual user conferences and events, such as Explore, as well as participation in other industry events, to create customer and prospect awareness

●	Content marketing and engagement on social channels like Facebook, Twitter, LinkedIn and YouTube

●	Search engine optimization and focused retargeting

●	Website development to engage and educate prospects and generate interest through a deep understanding of the challenges manufactures face and how our solutions can help to overcome them

●	Case studies, white papers, and marketing collateral

●	Customer testimonials, references, and referrals

●	Sales tools and field marketing events to enable our sales organization to more effectively convert leads into customers

We recognize that buying dynamics are changing and we are focused on engaging with prospects early in the sales cycle to help set the buying criteria and specifications in a way that uniquely leads to QAD. We seek to accelerate prospects through the buying journey by demonstrating the value of our products, answering questions and removing roadblocks. A prospect’s successful implementation of enterprise solutions is typically embedded in a larger change management project. The decision to buy enterprise solutions is, in part, based on a prospect’s belief they can be successful in their change management efforts. We are increasing our scope beyond the enterprise solution to increase the prospect’s confidence in their ability to overcome change management challenges in an effort to increase win rates and reduce “no decision” outcomes.

A critical role of marketing is to bring the voice of the customer into QAD. Vertical and Solutions Marketing work directly with customers and R&D to drive a market-driven roadmap resulting in products that deliver greater value, making them easier to market and sell.

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

We compete with large, well-established enterprise application vendors, such as SAP, Oracle and Infor, among others, who hold significant market share in the traditional ERP marketplace. These companies have considerable financial resources and name recognition, and have established broad market solutions by developing applications targeted at many industries, not just manufacturing. Internationally, we face competition from local companies, as well as the large enterprise application competitors, many of which have products tailored for those local markets. Certain modules and functionality included in our ERP offering may also compete with cloud solutions and software companies providing a point solution.

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

We believe the key competitive factors in our markets are:

●	Solution fit, breadth and functionality
●	Flexibility, integration, security and scalability
●	Speed and ease of initial deployment and version upgrades
●	Total cost of ownership
●	Performance and reliability
●	Technological innovation and ability to respond to customer needs rapidly
●	Reputation of the vendor
●	Customer satisfaction

To continue our market success, we must respond promptly and effectively to technological change and competitors’ innovation. Our ability to remain competitive will depend on our efforts in the areas of product development and sales, services and support operations.

HUMAN CAPITAL

As of January 31, 2021, we had approximately 1,930 full-time employees, including 805 in support, subscription and professional services, 475 in research and development, 375 in sales and marketing and 275 in administration. Generally, our employees are not represented by collective bargaining agreements. However, certain employees in our Dutch, French and Italian subsidiaries are represented by statutory works councils as required under local law. Employees of our Brazilian subsidiary are represented by a collective bargaining agreement with the Data Processing Union.

Our employees play a central role in the success of our long-term strategy. Our values — Driving for Results, Doing the Right Thing, Extreme Ownership, Commit to the Team, and Challenge the Status Quo — are built on the foundation that our people and the way we treat one another promote inclusion, creativity, innovation and productivity, which drives the company’s success. We are continually investing in our global workforce to further drive inclusion, equity, and diversity.  In 2020, we launched QAD’s Inclusion and Diversity program (I&D). As a company, QAD has always endeavored to create a work environment where employees could bring their entire selves to work and perform at their very best. Through our I&D strategy we are formalizing our approach to inclusiveness and building upon our values to ensure we focus on maintaining a high performance culture that maximizes and leverages the unique skills and talents of every employee across our enterprise.

We believe we offer fair, competitive compensation and benefits that support our employees’ overall well-being and foster their growth and development. To ensure alignment with our short-term and long-term goals, our compensation programs for employees include base pay, short-term incentives, and opportunities for long-term incentives. We offer a wide array of benefits including comprehensive health and welfare insurance; generous time-off and leave; and retirement programs. We provide emotional, physical, legal and financial well-being services through our Employee Assistance Program. Our emotional well-being support offers help with a wide range of issues including stress management, work/life balance, grief and loss, self-esteem and personal development. In addition, our financial education and financial wellness coaches offer employees tools and resources to reach their personal financial goals.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These changes include having the vast majority of our employees work from home until the pandemic eases, while implementing additional safety measures for employees continuing critical on-site work during the pandemic. We have also added several company-wide paid days off and caregiving support to help employees balance their work and life responsibilities.

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

SEGMENT REPORTING

We operate in a single reporting segment. Geographical financial information for fiscal years 2021, 2020 and 2019 is presented in Note 15 within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

Risks Related to Our Company

A significant portion of our revenue is derived from subscription and maintenance renewals with our existing customers.

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

We are occasionally obliged to offer deep discounts and other favorable terms in order to match or exceed the product and service offerings of our competitors. Furthermore, we may be faced with general downward pricing pressure from competitors and the market in the future.  For example, the COVID-19 pandemic caused downward pricing pressure from customers requesting additional discounts or other pricing concessions.  If we do not adapt our pricing models to reflect changes in customer demand resulting from rapid technological advances, such as those leading to alternative hosting and cloud service delivery offerings, our revenues could decrease. For example, if customer software usage evolves in ways that maintain or increase the value they derive from our products while decreasing traditional licensing metrics, such as individual users, and if we do not adjust our pricing models accordingly, then our revenues could decrease. Further, broad-based changes to our pricing models could adversely affect our revenues and operating results if our sales force is not able to successfully sell the new pricing models to new customers or transition existing customers to the new pricing models effectively.  Failed pricing models and our inability to establish or maintain standalone selling prices (SSP) may result in negative revenue recognition impacts.

Risks associated with our solutions.

Our solutions, including licensed software, cloud services and other services, may contain defects, including security flaws, especially when first introduced or when new versions are released. The detection and correction of defects can be time consuming and costly. Defects in our solutions, including licensed third-party software, could affect our products’ compatibility with other hardware or software products. Defects could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products and our ability to conduct our cloud operations. Defects may also impair our ability to complete services implementations on time and within budget. Customers who rely on our solutions for applications that are critical to their businesses may have a greater sensitivity to such defects than customers for software products generally. Defects could expose us to product liability, performance and warranty claims as well as harm our reputation, which could adversely impact our future sales and operating results.

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

The market for enterprise software solutions is highly competitive and subject to changing technology, shifting customer needs and introductions of new products and services. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, larger marketing budgets and substantially greater financial, technical and other resources, or enjoy advantages from narrower niche or point solution focus. Any of these competitors may be able to respond more quickly to new or changing opportunities, technologies and market trends, and devote greater resources to the development, promotion and sale of their products. Our competitors may also offer extended payment terms or price reductions for their products and services, either of which could materially and adversely affect our ability to compete successfully. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we may face will not materially adversely affect our business, revenue and results of operations.

We are dependent upon achieving success in certain concentrated markets.

We have made a strategic decision to concentrate our product development, as well as our sales and marketing efforts, in certain manufacturing verticals: automotive, life sciences, consumer products, food and beverage, high technology and industrial products. We also concentrate our efforts on certain geographies, where costs to expand our market or stay in compliance with local requirements could be extensive and require a large amount of resources. An important element of our strategy is the achievement of technological and market leadership recognition for our software products in these manufacturing verticals and geographies. The failure of our products to achieve or maintain substantial market acceptance in one or more of these verticals or geographies could have an adverse effect on us. If any of these targeted verticals or geographies experience a material slowdown or reduced growth, those conditions may adversely affect the demand for our products and have a more pronounced adverse impact on our revenue compared to competitors who sell products to many industries beyond   manufacturing across many geographies.

Risks associated with acquisitions we may make.

As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies or expand our geographical presence. Such acquisitions or investments involve a number of risks which could have a material adverse effect on our business, financial condition or operating results. Such risks include failing to efficiently integrate the new business and failing to realize the benefits anticipated from the acquisition.

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

We derive about half of our total revenue from sales outside the United States. A significant aspect of our strategy is to focus on developing business in foreign and emerging markets. Our operating results could be negatively impacted by a variety of factors affecting our foreign operations, many of which are beyond our control. These factors include currency fluctuations, economic, political or regulatory conditions in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in international business activities generally include, among others:

●	Longer accounts receivable collection cycles;

●	Costs and difficulties of managing international operations and alliances;

●	Greater difficulty enforcing intellectual property rights;

●	Import or export requirements;

●	Uncertainty related to the Brexit withdrawal could disrupt the sale of our products and services and the movement of our people between the United Kingdom and the European Union;

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

●	Other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic.

Risks Related to Our Industry

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

We or our third-party service providers may experience a security breach, or unauthorized parties may otherwise obtain access to our customers’ data, our data or our cloud services.

SolarWinds, an information technology company, was the subject of a cyberattack that created security vulnerabilities for thousands of its clients. We identified a compromised SolarWinds server and promptly took steps to contain the incident. While we believe that no customer operations were disrupted as a result of this attack, similar attacks could have a significant negative impact on our systems and operations. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, or users to disclose information to gain access to our data or our users’ data and there is the risk of employee, contractor or vendor error or malfeasance impacting our data or our users’ data. Despite efforts to create security barriers to such threats, it is impossible for us to entirely eliminate these risks. If there are future security breaches, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, additional liabilities may be created and our financial results may be adversely impacted.

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

Risks associated with our sales cycle.

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

We sell and support our products through direct and indirect sales, services and support organizations throughout the world. We also maintain relationships with a number of consulting and systems integration organizations that we believe are important to our worldwide sales, marketing, service and support activities and to the implementation of our products.  We also intend to actively increase and deepen such relationships to support growth in our business. We believe this strategy allows for additional flexibility in ensuring our customers’ needs for services are met in a cost effective, timely and high-quality manner. We are aware that these third-party service providers do not work exclusively with our products and in many instances have similar, and often more established, relationships with our principal competitors. If these third parties exclusively pursue products or technology other than QAD software products or technology, or if these third parties fail to adequately implement and support QAD software products and technology or increase support for competitive products or technology, we could be adversely affected.

Risks Related to Laws and Regulations

Our solutions can be used to collect and store personal information of our customers’ employees or customers, and therefore privacy concerns and governmental regulations could result in additional cost and liability to us or inhibit sales of our solutions.

Regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information are expanding and becoming more complex. Many federal, state and foreign government bodies and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use, disclosure and retention of personal information. In July 2020, the European Union (EU) invalidated the Privacy Shield framework with the United States, which previously provided a mechanism for companies to transfer data from EU member states to the U.S. This action generated uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event a court blocks transfers to or from a particular jurisdiction on the basis that transfer mechanisms are not legally adequate, this could cause operational interruptions, liabilities and reputational harm. These and other requirements could increase the cost of compliance for us and our customers, restrict our and our customers’ ability to store and process data, negatively impact our ability to offer our solutions in certain locations and limit our customers' ability to deploy our solutions globally. These consequences may be more significant in countries with legislation that requires data to remain localized “in country”, as this could require us or our customers to establish data storage in other jurisdictions or apply local operational processes that are difficult and costly to integrate with global processes.

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

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations that affect our business and the industries that we serve, including life sciences. Changes in these laws or regulations could require us to modify our offerings, increase the cost of supporting those offerings, limit our customers’ adoption of those offerings, and increase the length and cost of sales cycles. Such events can have negative tax consequences and an adverse effect on our business and results.

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

Federal, state and foreign governments have enacted various laws in response to the COVID-19 pandemic and we continue to examine the impacts such laws may have on our business.  Furthermore, governments have and may continue to offer support to companies who operate in those countries.  We are examining the impact of government subsidies, tax credits or other support in countries where QAD has operations.

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

Risks Related to Ownership of Our Stock

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

Our Class B common stock has one vote per share and our Class A common stock has 1/20th vote per share. Stockholders who hold shares of our Class B common stock collectively have approximately 79% of the voting power of our outstanding capital stock as of January 31, 2021. As of January 31, 2021, Pamela Lopker beneficially owned approximately 31% of the outstanding shares of our Class A common stock and approximately 77% of the outstanding shares of our Class B common stock, representing approximately 67% of the voting power of our outstanding capital stock. Currently she has sufficient voting control to determine the outcome of a stockholder vote concerning:

●	The election and removal of all members of our board of directors;

●	The merger, consolidation or sale of the Company or all of our assets; and

●	All other matters requiring stockholder approval, regardless of how our other stockholders vote their shares.

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

We are not required to comply with certain corporate governance rules of NASDAQ that would otherwise apply to us as a company listed on NASDAQ, because we are a controlled company.

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

General Risks

Continuation of the COVID-19 pandemic may adversely affect our business, operations and financial results.

The continuation of the global COVID-19 pandemic may negatively impact our business, operations and financial results in future years, depending on the length of the pandemic and its economic repercussions. As the virus has spread, it has significantly impacted health and the economic environment around the world and governments have instituted measures to control its spread. Our customers are global manufacturers and the closure of manufacturing sites and country borders, and the increase in unemployment, are having and will continue to have negative implications on demand for goods, supply chain effectiveness, production of goods and transportation.

The future impacts of the ongoing pandemic on our business, operations and financial results could include, but are not limited to:

●	Deferral or cancellation of new purchases of cloud services, professional services and licenses;

●	Renewal of cloud services and maintenance at lower amounts, or not at all;

●	Disruptions in our ability to deliver our cloud services to our customers resulting in failure to meet service level agreement commitments;

●	Cancellation or delay of existing professional services projects;

●	Reduced effectiveness of professional services that are more effective when performed directly with the customer onsite;

●	Requests for changes to payment terms; and

●	Existing customers going out of business.

Such impacts may trigger fees owed to customers and negatively impact our revenue, customer satisfaction and ultimately customer retention.

The impact of the COVID-19 pandemic on our business, results of operations, overall financial performance and liquidity is unpredictable due to the continued evolution in the severity and duration of the COVID-19 pandemic and the effectiveness of governmental control measures. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods and may have a material negative impact.

Other catastrophic events may disrupt our business.

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

Continued growth could strain our infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

We continue to experience significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments or modifications and enhancements to our existing infrastructures will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, and to scale with our overall growth. Our success will depend in part upon our ability to manage our projected growth effectively. To do so, we must continue to improve our operational, financial and management controls, our reporting systems and procedures. We may also experience a decline in our revenue growth rate as our revenues increase to higher levels. If we fail to successfully scale our operations and infrastructure, we may be unable to execute our business plan.

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

Our tax rate could be adversely affected by several factors, many of which are outside of our control, including:

●	Changes in jurisdictional revenue mix;

●	Changing tax laws, regulations and interpretations thereof, including the changing landscape around digital taxation and the new US Tax Reform laws;

●	Changes in tax rates;

●	Changes to the valuation allowance on deferred tax assets; and

●	Assessments and any related tax, interest or penalties.

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

We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results may be negatively affected by fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies, including the euro, Australian dollar, Mexican peso and British pound, relative to the United States dollar can significantly and adversely affect our revenues, expenses and operating results.

Our stock price could become more volatile and investments in our stock could lose value.

The market price of our common stock and the number of shares of each class traded each day has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

●	Shortfalls in our expected net revenue, earnings or key performance metrics;

●	Changes in recommendations or estimates by securities analysts;

●	The announcement of new products by us or our competitors;

●	Quarterly variations in our or our competitors’ results of operations;

●	A change in our dividend or stock repurchase activities;

●	Developments in our industry or changes in the market for technology stocks;

●	Changes in rules or regulations applicable to our business; and

●	Other factors, including economic instability, global pandemics such as COVID-19 and changes in political or market conditions.

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

We are required, pursuant to the Securities and Exchange Act of 1934, as amended (the Exchange Act), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our internal controls.

While we were able to determine in our management’s report for fiscal 2021 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. In addition, we may be unable to maintain our current effective internal controls due to the current volatility in the market or due to the difficulties surrounding any acquisitions we may make in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

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

In addition to the corporate headquarters, QAD leases over 25 offices throughout the world with lease agreements ending on various dates through fiscal year 2032. QAD’s leased properties include offices in the United States, Belgium, France, Germany, Ireland, Italy, Poland, Spain, The Netherlands, United Kingdom, Australia, China, India, Indonesia, Japan, Singapore, Thailand, Brazil and Mexico. QAD will seek to review lease commitments in the future as may be required. QAD anticipates that its current domestic and international facilities are substantially sufficient to meet its needs for at least the next twelve months.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QAD Class A Common Stock and Class B Common Stock are traded on the NASDAQ under the symbols “QADA” and “QADB”, respectively. The following table reflects the range of high and low sale prices of our Common Stock as reported by NASDAQ:

	QADA		QADB
	Low Price	High Price	Low Price	High Price
Fiscal 2021:
Fourth quarter	$41.33	$69.46	$29.14	$51.35
Third quarter	37.02	48.16	28.16	35.31
Second quarter	37.38	48.33	25.50	33.17
First quarter	28.21	54.44	20.53	38.00

	QADA		QADB
	Low Price	High Price	Low Price	High Price
Fiscal 2020:
Fourth quarter	$46.55	$54.54	$33.76	$38.04
Third quarter	35.00	47.60	27.50	36.53
Second quarter	38.32	49.65	29.25	34.75
First quarter	40.50	47.54	29.89	33.89

Holders

As of March 31, 2021, there were approximately 116 shareholders of record of our Class A common stock and approximately 107 shareholders of record of our Class B common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Equity Compensation Plan

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Dividends

We declared four quarterly cash dividends in fiscal 2021 of $0.072 and $0.06 per share of Class A and Class B stock, respectively. Continuing quarterly cash dividends are subject to profitability measures, liquidity requirements of QAD and Board discretion.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The line graph below compares the annual percentage change in the cumulative total stockholder return on QAD’s common stock with the cumulative total return of the NASDAQ Composite Total Return Index and the NASDAQ Computer Index, on an annual basis, for the period beginning January 31, 2016 and ending January 31, 2021.

The graph assumes that $100 was invested in QAD common stock on January 31, 2016 and that all dividends were reinvested. Historic stock price performance should not be considered indicative of future stock price performance.

The following Share Performance Graph shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG QAD INC., THE NASDAQ COMPOSITE TOTAL RETURN INDEX,
AND THE NASDAQ COMPUTER INDEX

Measurement Periods (Annually from Fiscal Year 2016 through Fiscal Year 2021)	QADA	QADB	NASDAQ Composite Total Return Index	NASDAQ Computer Index
01/31/16	100.00	100.00	100.00	100.00
01/31/17	158.15	158.23	121.69	123.65
01/31/18	237.86	211.90	160.63	174.81
01/31/19	234.10	199.87	157.82	171.09
01/31/20	287.45	236.22	198.33	246.18
01/31/21	364.22	299.91	283.29	359.68

ITEM 6. SELECTED FINANCIAL DATA

Omitted at registrant’s option.

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

We have four principal sources of revenue:

●	Subscription of QAD Adaptive Applications through our cloud offering in a Software as a Service (SaaS) model as well as other hosted applications;

●	License purchases of QAD Adaptive Applications;

●	Maintenance and support, including technical support, training materials, product enhancements and upgrades; and

●	Professional services, including implementations, technical and application consulting, training, migrations and upgrades.

We operate primarily in the following four geographic regions: North America, EMEA, Asia Pacific and Latin America. In fiscal 2021, approximately 51% of our total revenue was generated in North America, 30% in EMEA, 13% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At January 31, 2021, we employed approximately 1,930 employees worldwide, of which 615 employees were based in North America, 650 employees in EMEA, 555 employees in Asia Pacific and 110 employees in Latin America.

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

We have transitioned our business model from selling perpetual licenses to providing access to our software on a subscription basis as part of our cloud offering. During fiscal 2021, we closed most of our new customer deals in the cloud. Subscription revenue grew 22% in fiscal 2021 compared to fiscal 2020 and our twelve-month trailing subscription billings grew by 18%, with a three-year compound annual growth rate (CAGR) of 21%. In addition, we have converted approximately 25% of our existing customers from on-premises licenses to our cloud solutions. Recurring revenue, which we define as subscription revenue plus maintenance revenue, accounted for 78% of total revenue in fiscal 2021.  By reducing our customers’ up-front costs and providing QAD Adaptive Applications with continuous application and infrastructure support in secure and resilient environments, we expect our cloud business model will continue to be more attractive than perpetual licenses. We expect recurring revenue to remain a majority of total revenue as our subscription revenue continues to grow.

In late 2019, a novel strain of the coronavirus disease (COVID-19) was identified in China, and in March 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain and mitigate the virus, including travel bans and restrictions; business shut-downs and limitations; quarantines and shelter-in-place; and social distancing orders.

Our customers are global manufacturers and the closure of manufacturing sites and country borders, and the increase in unemployment due to the COVID-19 global pandemic, are having and will continue to have negative implications on demand for some goods, the supply chain, production of goods and transportation.  Furthermore, the future impact to our manufacturing customers depends on the duration and spread of the virus.  The negative impact on some of our manufacturing customers has caused some of them to delay purchasing decisions, postpone services projects, reduce users or modules, cancel their maintenance or subscription contracts, request extended payment terms, or request higher discounts.

Our priorities during the pandemic have been the health and well-being of our employees, our customers and their respective families and communities as well as maintaining continuity of service for our cloud and on-premises customers and those customers with implementation or upgrade projects. Beginning in the first fiscal quarter and through the remainder of fiscal 2021, we took actions in response to the pandemic that focused on maintaining business continuity, supporting our employees, helping our customers and communities and preparing for the long-term success of our business. We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement or cancellation of certain sales and marketing events, among other modifications.

The extent to which the COVID-19 pandemic may impact our financial condition or results of operations in future periods remains uncertain. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. We have experienced, and may continue to experience, decreased customer demand, reduced customer spending, customer bankruptcies and other non-payment situations, shorter contract duration, longer sales cycles and extended payment terms, any of which could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend in part on future developments and conditions, including the duration and spread of the outbreak; government responses; the impact on our customers and our sales cycles; delays in hiring and onboarding new employees; and the effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. In the first quarter of fiscal 2021, we closed our offices globally and our employees worked remotely. These actions remained in effect throughout fiscal 2021 and is expected to extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but actions we have taken to date in response to the pandemic have not materially impaired, and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Revenue

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2021	2020	Currency	Fluctuations	$	%
Revenue
Subscription	$131,133	$107,168	$24,303	$(338)	$23,965	22%
Percentage of total revenue	43%	35%
License	11,152	16,570	(5,470)	52	(5,418)	-33%
Percentage of total revenue	3%	5%
Maintenance	107,083	117,896	(10,541)	(272)	(10,813)	-9%
Percentage of total revenue	35%	38%
Professional services	58,497	69,138	(9,981)	(660)	(10,641)	-15%
Percentage of total revenue	19%	22%
Total revenue	$307,865	$310,772	$(1,689)	$(1,218)	$(2,907)	-1%

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2020	2019	Currency	Fluctuations	$	%
Revenue
Subscription	$107,168	$91,861	$16,473	$(1,166)	$15,307	17%
Percentage of total revenue	35%	28%
License	16,570	25,568	(8,479)	(519)	(8,998)	-35%
Percentage of total revenue	5%	7%
Maintenance	117,896	122,936	(2,734)	(2,306)	(5,040)	-4%
Percentage of total revenue	38%	37%
Professional services	69,138	92,651	(21,310)	(2,203)	(23,513)	-25%
Percentage of total revenue	22%	28%
Total revenue	$310,772	$333,016	$(16,050)	$(6,194)	$(22,244)	-7%

Total Revenue. On a constant currency basis, total revenue was $307.9 million for fiscal 2021, representing a $1.7 million, or 1%, decrease from $309.6 million for fiscal 2020. When comparing categories within total revenue at constant currency rates, our results for fiscal 2021 when compared to the prior year included decreases in maintenance, professional services and license due in part to the global pandemic and in part due to our continued strategy to convert existing customers to the cloud.  These decreases were partially offset by a 23% increase in subscription revenue, on a constant currency basis, as we focused on selling our software solutions to new customers in the cloud. Revenue outside the North America region as a percentage of total revenue was 49% and 51% for fiscal 2021 and 2020, respectively. On a constant currency basis, total revenue decreased across the Asia Pacific region and increased across the North America, Latin America and EMEA regions when compared to fiscal 2020.

On a constant currency basis, total revenue was $310.8 million for fiscal 2020, representing a $16.0 million, or 5%, decrease from $326.8 million for fiscal 2019. The primary reason for the decrease in total revenue was due to lower professional services revenue. Our results for fiscal 2020 also included decreases in license and maintenance revenue. These decreases were offset by an 18% increase in subscription revenue, on a constant currency basis, as we focused on selling our software solutions to new customers in the cloud. Revenue outside the North America region as a percentage of total revenue was 51% and 52% for fiscal 2020 and 2019, respectively. On a constant currency basis, total revenue decreased across all regions during fiscal 2020 when compared to the prior year.

In fiscal 2021 and fiscal 2020, no single customer accounted for more than 10% of total revenue. In fiscal 2019, one customer accounted for 10% of total revenue. During fiscal 2019, we performed a large implementation project with a customer which included significant consulting services. Without these services, the revenue from this customer would have been less than 10%.

Our products are sold to manufacturing companies that operate mainly in the following six vertical industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by vertical industry for fiscal 2021, 2020 and 2019:

	Years Ended January 31,
	2021	2020	2019
Automotive	31%	36%	39%
Consumer products and food and beverage	17%	15%	16%
High technology and industrial products	36%	34%	31%
Life sciences and other	16%	15%	14%
Total revenue	100%	100%	100%

The decrease in percentage of revenue for automotive in fiscal 2021 compared to fiscal 2020 and 2019 was primarily related to a reduction in professional services revenue following the completion of a large, multisite global implementation project for a customer in the automotive industry.

Subscription Revenue. Subscription revenue consists of recurring fees from customers to access our products via the cloud and other subscription offerings. Our cloud offerings typically include access to QAD software, hosting, application support, maintenance support and product updates, when and if available. Included in subscription revenue are one-time set up fees for technical services such as configuration of the database and access to the environment.

On a constant currency basis, subscription revenue was $131.1 million for fiscal 2021, representing a $24.3 million, or 23%, increase from $106.8 million for fiscal 2020. Our subscription revenue represented 43% and 35% of our total revenue in fiscal 2021 and 2020, respectively. On a constant currency basis, subscription revenue increased across all regions during fiscal 2021 when compared to the prior year. One of the metrics that management uses to monitor subscription performance is the number of new subscription deals that have been signed in the period. In fiscal 2021 we closed 95 new subscription deals, including 48 new customers and 47 conversions from existing customers who previously purchased on-premises licenses. This compared to fiscal 2020 when we closed 119 new subscription deals, including 68 new customers and 51 conversions from existing customers who previously purchased on-premises licenses. Subscription billings grew 18% in fiscal 2021 from the prior year with a three-year CAGR of 21%. Subscription backlog as of January 31, 2021 was $156.4 million, a 4% increase from $150.4 million as of January 31, 2020. The increase in subscription revenue consists of new customer sites, existing customers converting from on-premises, and additional users and modules purchased by our existing cloud customers.

The following table presents subscription revenue by region for fiscal 2021, 2020 and 2019:

	Years Ended January 31,
	2021	2020	2019
North America	57%	56%	56%
EMEA	27%	26%	27%
Asia Pacific	10%	11%	12%
Latin America	6%	7%	5%
Total subscription revenue	100%	100%	100%

The following table presents subscription revenue by industry for fiscal 2021, 2020 and 2019:

	Years Ended January 31,
	2021	2020	2019
Automotive	35%	36%	33%
Consumer products and food and beverage	15%	15%	18%
High technology and industrial products	28%	26%	24%
Life sciences and other	22%	23%	25%
Total subscription revenue	100%	100%	100%

On a constant currency basis, subscription revenue was $107.2 million for fiscal 2020, representing a $16.5 million, or 18%, increase from $90.7 million for fiscal 2019. Our subscription revenue represented 35% and 28% of our total revenue in fiscal 2020 and 2019, respectively. On a constant currency basis, subscription revenue increased across all regions during fiscal 2020 when compared to the prior year. One of the metrics that management uses to monitor subscription performance is the number of new subscription deals that have been signed in the period. In fiscal 2020 we closed 119 new subscription deals, including 68 new customers and 51 conversions from existing customers who previously purchased on-premises licenses. This compared to fiscal 2019 when we closed 97 new subscription deals, including 71 new customers and 26 conversions from existing customers who previously purchased on-premises licenses. Subscription billings grew 23% in fiscal 2020 from the prior year and subscription backlog as of January 31, 2020 was $150.4 million, a 31% increase from $114.7 million as of January 31, 2019. The increase in subscription revenue consisted of new customer sites; existing customers converting from on-premises; and additional users and modules purchased by our existing cloud customers.

We track our retention rate of subscription by calculating the annualized subscription revenue of customer sites with contracts up for renewal at the beginning of the period compared to the annualized subscription revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate.  Our subscription customer retention rate is in excess of 95% in each of the fiscal years 2021, 2020 and 2019. We also track net dollar retention rate for our subscription revenue, which we calculate by comparing subscription revenue of our existing customers from a year ago to subscription revenue of the same customers in the current year. Net dollar retention rate of our subscription revenue was 105% for fiscal 2021, compared to 108% for fiscal 2020. The net dollar retention rate metric calculates the additional subscription revenue generated from existing customers paying for additional users, functionality and price increases. We believe the reduction in the net dollar retention rate was a result of the global economic downturn caused by the COVID-19 pandemic as many of our customers' manufacturing facilities, supply chains and transportation modes were negatively impacted.

License Revenue. License revenue is derived from software license fees that customers pay for our software products. Our revenue mix has continued to shift from license to subscription revenue as a result of our business model transition.  New customers subscribe to our cloud-based offerings rather than purchase traditional on-premises licenses. While we expect license revenue to decline over time, we continue to experience quarterly fluctuations, because most of our license revenue is now generated by existing on-premises customers adding new users and modules to their on-premises licenses.

On a constant currency basis, license revenue was $11.2 million for fiscal 2021, representing a $5.4 million, or 33%, decrease from $16.6 million for fiscal 2020. On a constant currency basis, license revenue decreased across all regions except Latin America during fiscal 2021 when compared to the prior year. We believe license revenue was negatively impacted by the COVID-19 pandemic as our existing customers were not adding users or modules as they dealt with negative impacts to their business. In addition, as more customers convert to the cloud, we expect to generate less license revenue. During fiscal 2021, nineteen customers placed license orders totaling more than $0.1 million, two of which exceeded $1 million. This compared to fiscal 2020 in which thirty-three customers placed license orders totaling more than $0.1 million, one of which exceeded $1 million. The majority of our license revenue is generated from our existing customers purchasing additional users and modules.

On a constant currency basis, license revenue was $16.6 million for fiscal 2020, representing a $8.4 million, or 34%, decrease from $25 million for fiscal 2019. On a constant currency basis, license revenue decreased across all regions during fiscal 2020 when compared to the prior year. During fiscal 2020, six customers placed license orders totaling more than $0.3 million, one of which exceeded $1.0 million. This compared to fiscal 2019 in which 14 customers placed license orders totaling more than $0.3 million, two of which exceeded $1.0 million.

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

On a constant currency basis, maintenance revenue was $107.1 million for fiscal 2021, representing a $10.5 million, or 9%, decrease from $117.6 million for fiscal 2020. On a constant currency basis, maintenance revenue decreased in our North America, EMEA, and Asia Pacific regions and increased in our Latin America region during fiscal 2021 when compared to the prior year. The decrease in maintenance revenue period over period is primarily due to customer cancellations and continued conversions of existing customers’ on-premises licenses to cloud subscriptions. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. Though we continue to see renewal rates above 90%, some of our customers have been impacted by the pandemic and therefore, we have seen some increase in maintenance cancellations or maintenance revenue reductions.  Conversions to the cloud are not considered cancellations for purposes of the renewal rate calculation.

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

Professional Services Revenue. Our professional services business includes technical and application consulting in addition to training, implementations, migrations and upgrades related to our solutions. Although our professional services are optional, our customers use these services when planning, implementing or upgrading our solutions whether in the cloud or on-premises. Professional services revenue growth is contingent upon subscription and license revenue growth and customer upgrade cycles, which are influenced by the strength of general economic and business conditions. In fiscal 2021, services projects were postponed, cancelled or extended due to the COVID-19 pandemic. In addition, we continued to execute on our strategy to increase our partner network and use more partners for services implementations and upgrades.

On a constant currency basis, professional services revenue was $58.5 million for fiscal 2021, representing a $10.0 million, or 15%, decrease from $68.5 million for fiscal 2020. On a constant currency basis, professional services revenue decreased across all regions during fiscal 2021 when compared to the prior year. The decrease is primarily related to a reduction in professional services revenue following the completion of a large, multisite global implementation project. In addition, the decrease related to fewer engagements in fiscal 2021 when compared to the prior year.

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

Total Cost of Revenue

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2021	2020	Currency	Fluctuations	$	%
Cost of revenue
Cost of subscription	$42,369	$38,451	$(3,993)	$75	$(3,918)	-10%
Cost of license	2,300	2,308	2	6	8	0%
Cost of maintenance	26,039	29,702	3,348	315	3,663	12%
Cost of professional services	54,664	69,448	14,319	465	14,784	21%
Total cost of revenue	$125,372	$139,909	$13,676	$861	$14,537	10%
Percentage of revenue	41%	45%

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2020	2019	Currency	Fluctuations	$	%
Cost of revenue
Cost of subscription	$38,451	$34,128	$(4,455)	$132	$(4,323)	-13%
Cost of license	2,308	2,714	399	7	406	15%
Cost of maintenance	29,702	31,307	1,197	408	1,605	5%
Cost of professional services	69,448	87,735	16,379	1,908	18,287	21%
Total cost of revenue	$139,909	$155,884	$13,520	$2,455	$15,975	10%
Percentage of revenue	45%	47%

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

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $125.4 million and $139.0 million for fiscal 2021 and 2020, respectively and as a percentage of total revenue was 41% for fiscal 2021 and 45% for fiscal 2020. The decrease in total cost of revenue as a percentage of total revenue was mainly due to improved subscription and professional services margins and the shift of our revenue mix from professional services to subscription. The non-currency related decrease in cost of revenue of $13.6 million, or 10%, in fiscal 2021 compared to fiscal 2020 was primarily due to lower travel costs and lower salaries and related costs resulting from a decrease in headcount of 61 people associated with decreased professional services revenue, partially offset by higher hosting costs and salaries and related costs associated with the increase in subscription revenue.

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

Cost of Subscription. On a constant currency basis, cost of subscription was $42.4 million for fiscal 2021, representing a $4.0 million, or 10%, increase from $38.4 million for fiscal 2020. The non-currency related increase in cost of subscription of $4.0 million in fiscal 2021 compared to fiscal 2020 was primarily due to higher hosting costs of $2.0 million, higher salaries and related costs of $1.6 million as a result of higher headcount of 19 people, and higher bonuses of $0.3 million. Cost of subscription as a percentage of subscription revenue was 32% and 36% in fiscal 2021 and 2020, respectively. We have continued to improve our subscription margins over time due to leveraging of ongoing economies of scale and implementing operational efficiencies. We have experienced, and may experience in the future, quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth.

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

Cost of License. On a constant currency basis, cost of license was $2.3 million for both fiscal 2021 and fiscal 2020. Cost of license consisted primarily of amortization of capitalized software costs and royalty expense. License royalty expense as a percent of license revenue remained relatively consistent year over year. Amortization of capitalized software costs was $1.3 million in fiscal 2021 compared to $0.9 million in fiscal 2020.

On a constant currency basis, cost of license was $2.3 million for fiscal 2020, representing a $0.4 million, or 15%, decrease from $2.7 million for fiscal 2019. Cost of license consisted primarily of amortization of capitalized software costs and royalty expense, which as a percent of license revenue, remained relatively consistent year over year.

Cost of Maintenance. On a constant currency basis, cost of maintenance was $26.0 million for fiscal 2021, representing a $3.4 million, or 11%, decrease from $29.4 million for fiscal 2020. The non-currency related decrease in cost of maintenance of $3.4 million in fiscal 2021 compared to fiscal 2020 was primarily due to lower salaries and related costs of $1.7 million as a result of lower headcount of 19 people, lower royalties of $0.7 million and lower information technology and facilities allocated costs of $0.7 million. Cost of maintenance as a percentage of maintenance revenue was 24% and 25% in fiscal 2021 and 2020, respectively.

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

Cost of Professional Services. On a constant currency basis, cost of professional services was $54.7 million for fiscal 2021, representing a $14.3 million, or 21%, decrease from $69.0 million for fiscal 2020. The non-currency related decrease in cost of professional services of $14.3 million was primarily due to lower salaries and related costs of $6.9 million as a result of a decrease in headcount of approximately 61 people, lower travel of $4.3 million, lower information technology and facilities allocated costs of $1.6 million, lower bonuses of $1.3 million, and lower severance of $0.4 million. These lower costs were partially offset by lower cross-charges to other departments of $0.4 million. Cost of professional services as a percentage of professional services revenue was 93% for fiscal 2021 and 100% for fiscal 2020. During the pandemic we completed our consulting projects remotely and we expect to continue performing consulting engagements remotely subsequent to the pandemic.

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

Sales and Marketing

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2021	2020	Currency	Fluctuations	$	%
Sales and marketing	$71,779	$82,115	$10,540	$(204)	$10,336	13%
Percentage of revenue	23%	26%

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2020	2019	Currency	Fluctuations	$	%
Sales and marketing	$82,115	$78,207	$(5,041)	$1,133	$(3,908)	-5%
Percentage of revenue	26%	23%

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

On a constant currency basis, sales and marketing expense was $71.8 million for fiscal 2021, representing a $10.5 million, or 13%, decrease from $82.3 million for fiscal 2020. The non-currency related decrease in sales and marketing expense of $10.5 million in fiscal 2021 compared to fiscal 2020 was primarily due to lower travel costs of $5.4 million, lower severance of $2.2 million, lower bonuses of $1.7 million, lower customer conference costs of $0.7 million, lower professional fees of $0.6 million, lower recruiting costs of $0.5 million, lower marketing costs of $0.4 million and lower cross charges from other departments of $0.3 million. These lower costs were partially offset by higher stock-based compensation of $0.8 million and higher salaries and related costs of $0.4 million as a result of higher headcount of approximately seven people. The global pandemic resulted in savings from a significant reduction in travel and the cancellation of QAD’s Explore annual customer conference in the second quarter of fiscal year 2021.

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

Research and Development

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2021	2020	Currency	Fluctuations	$	%
Research and development	$56,084	$54,726	$(1,186)	$(172)	$(1,358)	-2%
Percentage of revenue	18%	18%

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2020	2019	Currency	Fluctuations	$	%
Research and development	$54,726	$53,993	$(1,665)	$932	$(733)	-1%
Percentage of revenue	18%	16%

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

On a constant currency basis, research and development expense was $56.1 million for fiscal 2021, representing a $1.2 million, or 2%, increase from $54.9 million for fiscal 2020. The non-currency related increase in research and development expense of $1.2 million in fiscal 2021 compared to fiscal 2020 was primarily due to higher salaries and related costs of $1.5 million as a result of higher headcount of approximately 11 people, higher bonuses of $0.4 million and higher stock-based compensation of $0.3 million partially offset by lower travel costs of $0.6 million and a payroll tax credit of $0.6 million.

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

General and Administrative

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2021	2020	Currency	Fluctuations	$	%
General and Administrative	$41,643	$39,442	$(2,407)	$206	$(2,201)	-6%
Percentage of revenue	14%	13%

	Year Ended January 31,	Year Ended January 31,	Change in Constant	Change due to Currency	Total Change as Reported
(in thousands)	2020	2019	Currency	Fluctuations	$	%
General and Administrative	$39,442	$35,248	$(4,541)	$347	$(4,194)	-12%
Percentage of revenue	13%	11%

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

On a constant currency basis, general and administrative expense was $41.6 million for fiscal 2021, representing a $2.4 million, or 6%, increase from $39.2 million for fiscal 2020. The non-currency related increase in general and administrative expense of $2.4 million in fiscal 2021 compared to fiscal 2020 was primarily due to higher stock-based compensation of $1.3 million, higher salaries and related costs of $0.7 million, as a result of higher headcount of seven people, higher legal fees of $0.4 million and higher bad debt expense of $0.4 million. These higher costs were partially offset by lower travel costs of $0.6 million. The Company increased its bad debt reserve to provide for the global economic downturn associated with COVID-19.

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

Amortization of Intangible Assets from Acquisitions

Amortization of intangible assets from acquisitions totaled $0.3 million, $0.3 million and $0.1 million for fiscal 2021, 2020 and 2019, respectively.

Total Other Expense (Income)

	Year Ended January 31,	Increase (Decrease) Compared to Prior Period		Year Ended January 31,	Increase (Decrease) Compared to Prior Period		Year Ended January 31,
(in thousands)	2021	$	%	2020	$	%	2019
Other expense (income)
Interest income	$(923)	$(1,859)	-67%	$(2,782)	$182	7%	$(2,600)
Interest expense	591	39	6%	630	13	2%	643
Other expense (income), net	2,209	(2,141)	3,149%	68	(455)	-118%	(387)
Total other expense (income), net	$1,877	$(3,961)	-190%	$(2,084)	$(260)	-11%	$(2,344)
Percentage of revenue	0%			-1%			-1%

Total other expense (income), net was $1.9 million, $(2.1) million and $(2.3) million for fiscal 2021, 2020 and 2019, respectively. When comparing fiscal 2021 to fiscal 2020, the unfavorable change is primarily related to higher foreign exchange losses of $2.1 million and lower interest income of $1.9 million. The U.S. dollar versus foreign currencies exchange rates in the countries where we conduct business have fluctuated significantly since the onset of the global pandemic COVID-19, most notably versus the euro, Australian dollar, Mexican peso and British pound. When comparing fiscal 2020 to fiscal 2019, the unfavorable change is primarily related to a decrease in the fair value of our interest rate swap of $0.3 million and lower foreign exchange gains of $0.2 million partially offset by higher interest income of $0.2 million.

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

Income Tax (Benefit) Expense

	Year Ended January 31,	Increase (Decrease) Compared to Prior Period		Year Ended January 31,	Increase (Decrease) Compared to Prior Period		Year Ended January 31,
(in thousands)	2021	$	%	2020	$	%	2019
Income tax (benefit) expense	$(244)	$(12,589)	-102%	$12,345	$10,856	729%	$1,489
Percentage of revenue	0%			4%			1%
Effective tax rate	-2%			-343%			12%

We recorded income tax (benefit) expense of $(0.2) million, $12.3 million and $1.5 million for fiscal 2021, 2020, and 2019 respectively. QAD’s effective tax rate was -2%, -343%, and 12% for fiscal 2021, 2020, and 2019, respectively. We incurred pre-tax income of $10.8 million in fiscal 2021 versus a pre-tax loss of $(3.6) million in fiscal 2020. The change in effective tax rate in fiscal 2021 was primarily due to the release of $3.5 million in valuation allowances, including $2.9 million and $0.6 million valuation allowance releases on the net deferred tax assets of the Company’s Germany and Hong Kong entities, respectively.

We incurred a pre-tax loss of ($3.6) million in fiscal 2020 versus a pre-tax income of $11.9 million in fiscal 2019. The change in effective tax rate in fiscal 2020 was primarily due to increases in valuation allowances of $16.2 million, which was mainly comprised of a $10.3 million valuation allowance placed on the net deferred tax assets of the Company’s wholly-owned Irish subsidiary (the Irish principal) and additional valuation allowances of $5.2 million related to our U.S. entity which is fully valued.

Our effective tax rate is affected by the relative amount of our foreign earnings. In fiscal 2021, our foreign earnings were primarily generated from India and Mexico. These countries have higher statutory and effective tax rates than the U.S. Additionally, we were not able to realize related benefits from operating in Ireland due to a valuation allowance placed against our Irish principal.

On March 27, 2020, the U.S. government enacted the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act).  The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax (AMT) credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. During fiscal year 2021, the Company applied the provisions related to the AMT refunds and the tax technical corrections to qualified improvement property.

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

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for fiscal years 2020, 2020 and 2019 (in thousands):

	Years Ended January 31,
	2021	2020	2019

Total revenue	$307,865	$310,772	$333,016

Net income(loss)	11,065	(15,949)	10,428
Add back:
Net interest (income) expense	(332)	(2,152)	(1,957)
Depreciation	5,334	5,198	4,734
Amortization	1,485	1,316	772
Income tax (benefit) expense	(244)	12,345	1,489
EBITDA	$17,308	$758	$15,466
Add back:
Stock based compensation expense	14,192	11,354	10,122
Change in fair value of interest rate swap	93	368	51
Adjusted EBITDA	$31,593	$12,480	$25,639
Adjusted EBITDA margin	10%	4%	8%

Non-GAAP pre-tax income reconciliation
Income (loss) before income tax expense	$10,821	$(3,604)	$11,917
Add back
Stock-based compensation expense	14,192	11,354	10,122
Amortization of purchased intangible assets	418	295	125
Change in fair value of interest rate swap	93	368	51
Non-GAAP income before income taxes	$25,524	$8,413	$22,215

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of subscriptions, licenses, maintenance and professional services to our customers. Our primary use of cash is payment of our operating expenses which mainly consist of employee-related expenses, such as compensation and benefits, as well as general operating expenses for facilities, third-party hosting providers, third party contractors and other overhead costs. In addition to operating expenses, we may also use cash for capital expenditures; payment of dividends; payment of our mortgage; withholding taxes on the settlement of stock-based compensation and stock repurchases; and to invest in our growth initiatives, which may include acquisitions of products, technologies and businesses.

At January 31, 2021, our principal sources of liquidity were cash and equivalents totaling $142.5 million and net accounts receivable of $82.6 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 84% of our cash and equivalents were held in U.S. dollar denominated accounts as of January 31, 2021.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held outside of the United States was 58% and 69% as of January 31, 2021 and January 31, 2020, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds, U.S. Treasury and government securities funds. The remaining cash and equivalents are held in deposit accounts and certificates of deposit.

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

The following table summarizes our cash flows for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

	Years Ended January 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$32,872	$16,997	$19,007
Net cash used in investing activities	(15,906)	(5,712)	(9,258)
Net cash used in financing activities	(12,637)	(12,275)	(14,691)
Effect of foreign exchange rates on cash and equivalents	1,455	(1,706)	(2,668)
Net increase (decrease) in cash and equivalents	$5,784	$(2,696)	$(7,610)

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee-related compensation payments, vendor payments and tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $32.9 million and $17.0 million for fiscal 2021 and 2020, respectively. The increase in cash flows from operating activities was due primarily to net income of $11.1 million for fiscal 2021 compared to a net loss of $(15.9) million for fiscal 2020 partially offset by the lower positive cash flow effect of changes in non-cash items (including net change in valuation allowance, depreciation and amortization, stock-based compensation, change in fair value of interest rate swap and provision of doubtful/sales adjustments) of $9.0 million and higher negative cash flow effect of changes in assets and liabilities of $2.1 million. While our revenue has declined due to the global pandemic, we have implemented cost control initiatives such as reduced travel and discretionary spending. In addition, most of our customer events were cancelled. This has lowered expenses and preserved cash.

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

Net cash used in investing activities consisted primarily of acquisitions and capital expenditures. Capital expenditures were $1.9 million, $5.7 million and $4.3 million for fiscal 2021, 2020 and 2019, respectively. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business. During the second quarter of fiscal 2020, the Company vacated its building located in Dublin, Ireland, and moved its operations into leased office space. The sale of the building was completed in the third quarter of fiscal 2021 for $1.5 million in proceeds. During fiscal 2021, we acquired Allocation Network GmbH in order to enhance our product offering in the Supply Chain area. The total purchase price, excluding future earn-out payments, was $14.2 million, net of cash acquired of $0.9 million, and funded entirely with cash on hand. During fiscal 2019, we made two acquisitions. We acquired the assets of one of our Indonesian software distributors and made another acquisition to add functionality to our product suite. The total purchase price of the two fiscal 2019 acquisitions was $2.7 million and funded entirely with cash on hand.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. We paid withholding taxes of $6.2 million, $6.1 million and $8.7 million in fiscal 2021, 2020 and 2019, respectively, on vested restricted stock units and exercised stock appreciation rights. We made dividend payments of $5.8 million, $5.6 million and $5.5 million in fiscal 2021, 2020 and 2019, respectively. On a regular basis the Board of Directors evaluates our ability to continue to pay dividends as well as the structure of any potential dividend payments.

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

DSO under the countback method was relatively consistent at 47 days and 45 days as of January 31, 2021 and 2020, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 90 days and 93 days as of January 31, 2021 and 2020, respectively. The aging of our accounts receivable as of January 31, 2021 remained consistent in comparison with the aging as of January 31, 2020. We believe our reserve methodology is adequate, our reserves are properly stated as of January 31, 2021 and the quality of our receivables remains good.

Some of our customers who have been negatively impacted by the COVID-19 pandemic have requested and may continue to request changes to payment terms. Some may also be unable to pay their receivables as they become due. We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on February 1, 2020, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes our accounts receivables and contract assets. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, consideration of current and anticipated future economic conditions and other relevant data. For fiscal 2021, our expected loss allowance included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic. We recorded an increase of $0.7 million in estimated credit losses related to the impact of COVID-19 on our customers.  We have not experienced any significant impact to accounts receivable quality or credit terms and the aging of our accounts receivable remained similar to the same period last year.

Contractual Obligations

In the normal course of business, QAD enters into various contractual obligations for the purchase of goods or services. Our most significant purchase obligations relate primarily to information technology infrastructure costs, multi-year hosting services agreements and costs associated with our sales and marketing events. They are defined as agreements that are enforceable and legally binding for QAD which specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of January 31, 2021, our contractual purchase obligations have payments of $11.9 million due in the next 12 months and $11.5 million due thereafter. These amounts exclude certain short-term contracts relating to normal recurring purchasing activity. With respect to purchase obligations that are cancelable by QAD, these amounts generally include the amounts that would have been payable if we had canceled the obligations as of January 31, 2021. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.

We have certain royalty commitments associated with the licensing of certain products. Royalty expense is generally based on the number of licenses delivered or being used in the cloud environment; or a percentage of the underlying revenue. Royalty expense, included in cost of subscription, license and maintenance revenue, was $18.3 million, $18.3 million and $18.6 million in fiscal 2021, 2020 and 2019, respectively.

Obligations Associated With Acquisitions

We estimate the fair value of the contingent consideration issued in business combinations using a Monte Carlo valuation approach, as well as unobservable inputs, such as forecasted financial information, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with our acquisition of Allocation Network GmbH, we entered into an agreement that included future payments that are contingent upon achievement of certain development and earnings-based milestones. The potential undiscounted amount of all future cash payments under the contingent consideration agreements is between zero and $10.2 million as of January 31, 2021.

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one-month LIBOR rate plus 2.25%. One-month LIBOR was 0.13% at January 31, 2021. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2021 was $12.4 million.

Lease Obligations

We lease certain office facilities, office equipment and automobiles under lease agreements. Although our office lease agreements end on various dates through fiscal year 2032, they typically include termination options at earlier dates. For further discussion of our leased office facilities, see Item 2 entitled “Properties” included elsewhere in this Annual Report on Form 10-K. For further information regarding leases, see Note 11 “Leases” within the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

There have been no material changes in our contractual obligations or commercial commitments outside the ordinary course of business. Cash requirements for items other than normal operating expenses are anticipated for capital expenditures, dividend payments and other equity transactions. We may require cash for acquisitions of new businesses, software products and technologies complementary to our business.

We are continuing to monitor the impact of COVID-19 on our operating results and liquidity and believe the global pandemic will negatively impact operating results and liquidity in fiscal 2022 until vaccines are distributed and the global economy recovers.  We will continue with cost savings measures in the areas of travel and discretionary spending. Subsequent to the pandemic, we do not anticipate a return to prior spending levels in travel and are reviewing opportunities to reduce our office footprint over time.  Because we have $142.5 million of cash and our only debt is the mortgage of our corporate headquarters of $12.4 million, we believe we are in a solid position to withstand the negative impacts to our revenue, operating income and liquidity.  We believe that our cash on hand and net cash provided by operating activities will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow. Deferred revenue primarily consists of billings to customers for maintenance and subscription. When renewing maintenance we generally invoice our customers in annual cycles and when renewing subscription we generally invoice our customers quarterly or annually. We typically issue renewal invoices in advance of the renewal period. The invoice for initial maintenance and subsequent invoices for maintenance renewal may occur in different quarters of the relevant year. This may result in quarterly fluctuations in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of a significant number of annual maintenance contacts renewed during the fourth quarter. Our fourth quarters have also historically been our strongest quarter for new business and renewals, although in recent years we have seen less of a fourth quarter effect. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings.

The sequential quarterly changes in accounts receivable, related deferred revenue and operating cash flow during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands):

	January 31, 2021	October 31, 2020	July 31, 2020	April 30, 2020
Fiscal 2021
Accounts receivable, net	$82,609	$39,187	$42,270	$46,572
Deferred revenue, current	125,724	85,842	95,049	102,302
Operating cash flow (1)	13,646	3,202	5,112	10,912

	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019
Fiscal 2020
Accounts receivable, net	$80,968	$39,748	$41,495	$49,019
Deferred revenue, current	118,413	81,893	94,399	104,471
Operating cash flow (1)	9,144	(6,477)	135	14,195

	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Fiscal 2019
Accounts receivable, net	$81,577	$46,420	$54,258	$56,909
Deferred revenue, current	115,253	80,537	91,195	103,369
Operating cash flow (1)	3,890	5,971	5,361	3,785

(1)	Operating cash flow represents net cash provided by (used in) operating activities for the three months ended in the periods stated above.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(b)(8) of SEC Regulation S-K.

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

●	Revenue

●	Income taxes

Our senior management has reviewed these critical accounting policies and related disclosures. Historically, estimates described in our critical accounting policies that have required significant judgment and estimation on the part of management have been reasonably accurate.

Revenue. We offer our software using the same underlying technology via two models: a cloud-based subscription model and a traditional on-premises licensing model. Under the cloud-based subscription delivery model, we provide access to our software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware.

We generate revenue through subscriptions of our cloud-based software and through sales of licenses and maintenance provided to our on-premises customers. We offer professional services to both our cloud and on-premises customers to assist them with the design, testing and implementation of our software.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is presented net of sales, value-added and other taxes collected from customers and remitted to government authorities.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. We identify and track the performance obligations at contract inception so that we can monitor and account for the performance obligations over the life of the contract.

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

Software Licenses

Transfer of control for software is considered to have occurred upon electronic delivery of the license key that provides immediate availability of the product to the customer. License revenue is recognized upon delivery of the license key. Our typical payment terms tend to vary by region but our standard payment terms are within 30-90 days of invoice.

Maintenance

Revenue from support services and product updates provided to the Company’s on-premises customers, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. Our customers purchase both product support and license updates via our maintenance offering when they acquire new software licenses. In addition, a majority of customers renew their maintenance contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

Professional Services

Revenue from professional services is typically comprised of implementation, development, training or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. We recognize revenue for time-and-materials arrangements as the services are performed. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, compared to total estimated costs to complete the services project.  Management applies judgment when estimating project status and the costs necessary to complete the services projects.  A number of internal and external factors can affect these estimates, including labor rates; utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

Indirect Sales Channels

We execute arrangements through indirect sales channels via sales agents and distributors who are authorized to market our software products to end users. In arrangements with sales agents, QAD contracts directly with the customer and the sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute our software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. We recognize revenue from transactions with distributors when the distributor submits a signed agreement and transfer of control has occurred to the distributor, in accordance with the five revenue recognition steps noted above. Revenue from distributor transactions is recorded on a net basis (the amount actually received by us from the distributor). We do not offer rights of return, product rotation or price protection to any of our distributors. During the fiscal year ended January 31, 2021, our revenue from sales agents and distributors was less than 15% of total subscription, license and maintenance revenue.

Management Judgments

Due to the complexity of certain contracts, the actual revenue recognition treatment required under ASC Topic 606 for our arrangements may be dependent on contract-specific terms and may vary in some instances.

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

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under ASC Topic 606 that impact timing of revenue recognition and our disclosures. Below is a list of practical expedients applied by us:

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

Costs to Obtain and Fulfill a Contract

Our incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which we have determined to be five years. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. These deferred costs are classified as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions and sales agent fees are included in prepaid expenses and other current assets, net and other assets, net respectively, in our Consolidated Balance Sheets.

Costs to fulfill a contract are incurred upon initiation of certain services contracts and are related to initial customer setup. These costs are deferred and amortized ratably over the term of economic benefit which we have determined to be five years. These deferred costs are classified as current or non-current based on the timing of when we expect to recognize the expense and are included in prepaid expenses and other current assets, net and other assets, net in the Company’s Consolidated Balance Sheets.

Recoverability of these costs is subject to various business risks. Quarterly, we compare the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the twelve months ended January 31, 2021, 2020 and 2019.

Income Taxes.  We are a U.S. based multinational company subject to tax in the U.S. (federal and state) and numerous foreign jurisdictions.  Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes.  There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rate could be affected by numerous factors, such as intercompany transactions; the relative amount of foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory tax rates; losses incurred in jurisdictions for which we are not able to realize the related tax benefit; changes in our deferred tax assets and liabilities and their valuation; and changes in the relevant tax law, accounting rules, and other laws, regulations, administrative practices, principles and interpretations.

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

On March 27, 2020, the U.S. government enacted the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act).  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax (AMT) credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. During fiscal year 2021, the Company applied the provisions related to the AMT refunds and the tax technical corrections to qualified improvement property.

The provision for income taxes is computed using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated Statements of Operations and Comprehensive Income (Loss) in the period that includes the enactment date.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a return. The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which sometimes result in proposed assessments. Our estimate of the potential outcome for any uncertain tax position requires judgment. For tax related contingencies, we account for uncertain tax positions based on a two-step approach: recognition and measurement. We recognize a tax position when we determine that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those positions that do not meet the recognition threshold, no tax benefit is recognized in the financial statements. For those tax positions that meet the recognition threshold, we measure the tax position as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record interest and penalties related to income tax liabilities as income tax expense. We have reserves to address tax positions that could be challenged by taxing authorities, even though we believe that the positions taken are appropriate. Our tax reserves are reviewed at each balance sheet date and adjusted as events occur that could affect our liability.

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

The carrying value of our deferred tax assets reflects an amount that is more likely than not to be realized with taxable income generated by results of future operations. At January 31, 2021, we had $19.9 million of deferred tax assets, net of valuation allowances and uncertain tax positions, consisting of $69.4 million of gross deferred tax assets offset by valuation allowances of $48.6 million and uncertain tax positions of $1.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations in fiscal 2021 due primarily to the volatility of the euro, Australian dollar, Mexican peso and British pound in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts, other foreign currency denominated derivatives or other financial instruments open as of January 31, 2021.

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

For fiscal 2021 approximately 49% of our revenue was denominated in foreign currencies, compared with 50% and 51% for fiscal 2020 and 2019, respectively. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar; approximately 36% for fiscal 2021, 40% for fiscal 2020 and 41% for fiscal 2019. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 4% partially offset by a positive effect on our expenses of approximately 3%, and our operating income would be adversely affected by approximately 32%.

For fiscal 2021, 2020 and 2019, foreign currency transaction and remeasurement losses (gains) totaled $2.0 million, $(0.1) million and $(0.2) million, respectively, and are included in “Other expense (income), net” in our Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $3.3 million.

These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents, we estimate a 10% adverse change in interest rates from the 2021 fiscal year-end rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our debt is comprised of a loan agreement, secured by real property, which bears interest at the one-month LIBOR rate plus 2.25%. In conjunction with the loan agreement we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the January 31, 2021 rates would cause less than a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

Management has assessed the effectiveness of QAD’s internal control over financial reporting as of January 31, 2021 based on the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management has concluded that QAD’s internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting as of January 31, 2021, as stated in their report included in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding QAD directors is set forth in the section entitled “Election of Directors” appearing in our Definitive Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 31, 2021, which information is incorporated herein by reference. In addition, the other information required by Item 10 is incorporated by reference from the Proxy Statement.

The Board has adopted the Company’s “Code of Business Conduct,” which promotes the highest ethical standards in all of the Company’s business dealings. The Code of Business Conduct applies to the Company’s directors and employees, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. The Board has also approved, and the Company has adopted, a “Code of Ethics for the Chief Executive Officer and Senior Financial Officers of QAD Inc.” (the Code of Ethics) in order to satisfy the SEC’s requirements for a code of ethics for senior financial officers. The Code of Business Conduct and the Code of Ethics are available on the Company’s Internet site at www.qad.com, under “Investor Relations — Corporate Governance.”

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. All ages are as of March 31, 2021.

NAME	AGE	POSITION(S)
Anton Chilton	53	Chief Executive Officer and Director
Pamela M. Lopker	66	President and Director
Daniel Lender	54	Chief Financial Officer and Executive Vice President
Kara Bellamy	45	Chief Accounting Officer, Corporate Controller and Senior Vice President

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

Kara Bellamy has served as Chief Accounting Officer, Corporate Controller and Senior Vice President since January 2008. Previously, she served as QAD’s Director of Finance, Americas beginning in 2006 and joined QAD as Assistant Corporate Controller in 2004. Prior to joining QAD, Ms. Bellamy served as Corporate Controller for Somera Communications, Inc. Ms. Bellamy began her career working at Ernst & Young LLP. Ms. Bellamy is a Certified Public Accountant (inactive) and received a Bachelor of Arts degree in business economics with an accounting emphasis from the University of California, Santa Barbara.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K:

Page
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS	84

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of QAD Inc. and subsidiaries (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of February 1, 2019, due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Company’s revenue recognition assessment related to contracts with customers

As discussed in Note 2 to the consolidated financial statements, the Company determines revenue recognition through the five-step framework prescribed by ASC Topic 606 and revenue recognition treatment may be dependent on contract-specific terms. As disclosed in the consolidated statement of operations and comprehensive income (loss), the Company recorded $307.9 million of total revenues for the year ended January 31, 2021, of which $131.1 million was subscription, $11.2 million was license, $107.1 million was maintenance, and $58.5 million was professional services.

We identified the evaluation of the Company’s revenue recognition assessment related to contracts with customers as a critical audit matter. Challenging auditor judgment was required to evaluate the extent of audit evidence obtained for certain new contracts or amendments of existing contracts with customers, due to the level of complexity for such contracts or amendments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process. This included controls related to the Company’s identification and assessment of contract terms and conditions and the related performance obligations that impact revenue recognition for certain new or amended revenue contracts with customers. For selected revenue transactions, we read the underlying contracts and evaluated the Company’s assessment of the contract terms as well as compared the amounts recognized for consistency with revenue recognition requirements.

/s/ KPMG LLP

We have served as the Company’s auditor since 1990.

Los Angeles, California
April 12, 2021

QAD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31, 2021	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$142,501	$136,717
Accounts receivable, net of allowances of $3,340 and $2,940 at January 31, 2021 and January 31, 2020, respectively	82,609	80,968
Prepaid expenses and other current assets, net	22,923	24,952
Total current assets	248,033	242,637
Property and equipment, net of accumulated depreciation and amortization of $42,596 and $38,861 at January 31, 2021 and January 31, 2020, respectively	25,598	28,687
Lease right-of-use assets	21,016	18,329
Capitalized software costs, net	7,980	1,922
Goodwill	25,336	12,388
Deferred tax assets, net	8,526	5,834
Other assets, net	14,298	13,007
Total assets	$350,787	$322,804

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$527	$503
Lease liabilities	4,904	4,371
Accounts payable	10,898	9,840
Deferred revenue	125,724	118,413
Other current liabilities	37,431	39,900
Total current liabilities	179,484	173,027
Long-term debt	11,825	12,341
Long-term lease liabilities	17,510	14,612
Other liabilities	12,502	6,759
Total liabilities	221,321	206,739
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 17,375,453 and 17,108,846 shares at January 31, 2021 and January 31, 2020, respectively	17	17
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both January 31, 2021 and January 31, 2020	4	4
Additional paid-in capital	205,630	197,824
Treasury stock, at cost (207,062 and 216,378 Class B shares at January 31, 2021 and at January 31, 2020, respectively)	(3,073)	(3,226)
Accumulated deficit	(64,924)	(70,209)
Accumulated other comprehensive loss	(8,188)	(8,345)
Total stockholders’ equity	129,466	116,065
Total liabilities and stockholders’ equity	$350,787	$322,804

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended January 31,
	2021	2020	2019
Revenue:
Subscription	$131,133	$107,168	$91,861
License	11,152	16,570	25,568
Maintenance	107,083	117,896	122,936
Professional services	58,497	69,138	92,651
Total revenue	307,865	310,772	333,016

Costs of revenue:
Subscription	42,369	38,451	34,128
License	2,300	2,308	2,714
Maintenance	26,039	29,702	31,307
Professional services	54,664	69,448	87,735
Total cost of revenue	125,372	139,909	155,884

Gross profit	182,493	170,863	177,132

Operating expenses:
Sales and marketing	71,779	82,115	78,207
Research and development	56,084	54,726	53,993
General and administrative	41,643	39,442	35,248
Amortization of intangible assets from acquisitions	289	268	111
Total operating expenses	169,795	176,551	167,559

Operating income (loss)	12,698	(5,688)	9,573

Other (income) expense:
Interest income	(923)	(2,782)	(2,600)
Interest expense	591	630	643
Other expense (income), net	2,209	68	(387)
Total other expense (income), net	1,877	(2,084)	(2,344)

Income (loss) before income taxes	10,821	(3,604)	11,917
Income tax (benefit) expense	(244)	12,345	1,489

Net income (loss)	$11,065	$(15,949)	$10,428

Basic net income (loss) per share:
Class A	$0.55	$(0.82)	$0.55
Class B	$0.46	$(0.69)	$0.46
Diluted net income (loss) per share:
Class A	$0.53	$(0.82)	$0.50
Class B	$0.45	$(0.69)	$0.44

Net income (loss)	$11,065	$(15,949)	$10,428
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	157	(684)	(833)
Total comprehensive income (loss)	$11,222	$(16,633)	$9,595

See accompanying notes to consolidated financial statements.

QAD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2018	16,605	3,537	(892)	$16	$4	$200,456	$(12,461)	$(75,559)	$(6,828)	$105,628
Cumulative effect of the adoption of ASC606 and ASU2016-16	—	—	—	—	—	—	—	22,125	—	22,125
Adjusted balance at February 1, 2018	16,605	3,537	(892)	$16	$4	$200,456	$(12,461)	$(53,434)	$(6,828)	$127,753
Net income	—	—	—	—	—	—	—	10,428	—	10,428
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(833)	(833)
Stock award exercises	—	—	196	—	—	(7,878)	3,430	—	—	(4,448)
Stock compensation expense	—	—	—	—	—	10,122	—	—	—	10,122
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(5,479)	—	(5,479)
Restricted stock	—	—	181	—	—	(5,977)	1,681	—	—	(4,296)
Balance, January 31, 2019	16,605	3,537	(515)	$16	$4	$196,723	$(7,350)	$(48,485)	$(7,661)	$133,247
Net loss	—	—	—	—	—	—	—	(15,949)	—	(15,949)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(684)	(684)
Stock award exercises	492	—	126	1	—	(4,615)	1,943	—	—	(2,671)
Stock compensation expense	—	—	—	—	—	11,354	—	—	—	11,354
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(5,617)	—	(5,617)
Restricted stock	12	—	173	—	—	(5,638)	2,181	—	—	(3,457)
Adoption of ASU2016-02, Leases (Topic 842)	—	—	—	—	—	—	—	(158)	—	(158)
Balance, January 31, 2020	17,109	3,537	(216)	$17	$4	$197,824	$(3,226)	$(70,209)	$(8,345)	$116,065
Net income	—	—	—	—	—	—	—	11,065	—	11,065
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	157	157
Stock award exercises	75	—	9	—	—	(2,618)	153	—	—	(2,465)
Stock compensation expense	—	—	—	—	—	14,192	—	—	—	14,192
Dividends declared ($0.288 and $0.24 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(5,780)	—	(5,780)
Restricted stock	191	—	—	—	—	(3,768)	—	—	—	(3,768)
Balance, January 31, 2021	17,375	3,537	(207)	$17	$4	$205,630	$(3,073)	$(64,924)	$(8,188)	$129,466

See accompanying notes to consolidated financial statements.

QAD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$11,065	$(15,949)	$10,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,829	6,412	5,517
Amortization of costs capitalized to obtain and fulfill contracts	4,923	4,455	4,176
Provision for doubtful accounts and sales adjustments	1,220	485	1,752
Amortization of right-of-use assets	5,881	5,964	—
Loss on disposal of property and equipment	318	78	34
Net change in valuation allowance	(3,438)	16,179	3,224
Other deferred income taxes	(218)	(6,497)	(4,677)
Change in fair value of a derivative instrument	93	368	51
Stock compensation expense	14,192	11,354	10,122
Other, net	58	59	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(848)	(924)	(1,515)
Costs capitalized to obtain and fulfill contracts	(5,469)	(5,792)	(4,130)
Prepaid expenses and other assets	1,258	(413)	(2,890)
Lease liabilities	(5,378)	(6,077)	—
Accounts payable	589	151	(4,369)
Deferred revenue	2,386	6,074	3,031
Other liabilities	(589)	1,070	(1,747)
Net cash provided by operating activities	32,872	16,997	19,007
Cash flows from investing activities:
Purchase of property and equipment	(1,933)	(5,671)	(4,340)
Acquisition of businesses, net of cash acquired	(14,203)	—	(2,655)
Capitalized software costs	(1,268)	(1,243)	(1,067)
Proceeds from sale of building	1,496	—	—
Purchase of short-term investments	—	(1,200)	(1,200)
Proceeds from sale of short-term investments	—	2,400	—
Other, net	2	2	4
Net cash used in investing activities	(15,906)	(5,712)	(9,258)
Cash flows from financing activities:
Repayments of debt	(624)	(530)	(468)
Dividends paid	(5,780)	(5,617)	(5,479)
Tax payments related to stock awards	(6,233)	(6,128)	(8,744)
Net cash used in financing activities	(12,637)	(12,275)	(14,691)

Effect of exchange rates on cash and equivalents	1,455	(1,706)	(2,668)

Net increase (decrease) in cash and equivalents	5,784	(2,696)	(7,610)

Cash and equivalents at beginning of year	136,717	139,413	147,023

Cash and equivalents at end of year	$142,501	$136,717	$139,413
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$568	$610	$608
Income taxes, net of refunds	3,459	3,679	3,475

See accompanying notes to consolidated financial statements.

QAD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

QAD is a leader in cloud-based enterprise software solutions for global manufacturing companies.  The Company’s solutions, called QAD Adaptive Applications, are designed specifically for automotive suppliers, life sciences, consumer products, food and beverage, high technology and industrial products manufacturers. QAD software offers a full set of core manufacturing enterprise resource planning (ERP) and supply chain management capabilities. The Company’s architecture, called the QAD Enterprise Platform, allows customers to upgrade existing functionality by module; and extend or create new applications, providing manufacturers with the flexibility they need to innovate and rapidly adapt to change. QAD was founded in 1979, incorporated in California in 1986 and reincorporated in Delaware in 1997.

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

Significant items subject to such estimates and assumptions made by management include, but are not limited to, the determination of:

●	revenue recognition;

●	the fair value of assets acquired and liabilities assumed for business combinations;

●	the average period of benefit associated with deferred contract acquisition and fulfillment costs;

●	the fair value of certain stock awards issued;

●	the useful life and recoverability of long-lived and intangible assets; and

●	the recognition, measurement and valuation of deferred income taxes.

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease named COVID-19 constituted a pandemic, which lasted through the rest of fiscal 2021 and beyond. The Company has undertaken measures to protect its employees, partners and customers. There can be no assurance that these measures will be effective, however, or that the Company can adopt them without adversely affecting its business operations. In addition, the coronavirus outbreak has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for the Company’s solutions and harm its business and results of operations. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require updates to the Company’s estimates and judgments or revisions to the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.

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

Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings. Foreign currency transaction and remeasurement losses (gains) for fiscal 2021, 2020 and 2019 totaled $2.0 million, $(0.1) million, and $(0.2) million, respectively, and are included in “Other expense (income), net” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and short-term marketable securities with maturities of less than 90 days at the date of purchase. The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At January 31, 2021 and 2020, the Company’s cash and equivalents consisted of money market mutual funds invested in U.S. Treasury and government securities, deposit accounts and certificates of deposit.

ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following as of January 31:

	2021	2020
	(in thousands)
Accounts receivable	$85,949	$83,908
Less allowance for:
Doubtful accounts	(1,101)	(543)
Sales adjustments	(2,239)	(2,397)
Accounts receivable, net	$82,609	$80,968

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The collectability of accounts receivable is reviewed each period by analyzing balances based on age. Specific allowances for doubtful accounts are recorded for any balances that the Company determines may not be fully collectible due to a customer’s inability to pay. Our expected loss allowance methodology is developed using historical collection experience, consideration of current and anticipated future economic conditions and other relevant data. Provisions to the allowance for bad debts are included as bad debt expense in “General and Administrative” expense. The determination to write-off specific accounts receivable balances is based on the likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer.

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

Concentration of credit risk with respect to trade receivables is limited due to a large number of customers comprising the Company’s customer base, and their dispersion across many different industries and locations throughout the world. No single customer accounted for 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2021 and 2020. In the fiscal year ended January 31, 2019 one customer accounted for 10% of total revenue. During fiscal 2019 the Company performed a large implementation project with a customer which included consulting services the customer needed to help perform activities their employees were responsible for.  Without these services, the revenue from this customer would have been less than 10%.In addition, no single customer accounted for 10% or more of accounts receivable at January 31, 2021 or 2020.

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

Property and equipment, net consisted of the following as of January 31:

	2021	2020
	(in thousands)
Buildings and building improvements	$29,562	$29,902
Computer equipment and software	18,858	18,345
Furniture and office equipment	8,174	8,004
Leasehold improvements	7,685	7,382
Land	3,850	3,850
Automobiles	65	65
	68,194	67,548
Less accumulated depreciation and amortization	(42,596)	(38,861)
	$25,598	$28,687

The changes in property and equipment, net, for the fiscal years ended January 31 were as follows:

	2021	2020
	(in thousands)
Cost
Balance at February 1	$67,548	$68,794
Additions	1,933	5,671
Adjustments (1)	196	(2,234)
Disposals	(2,062)	(4,286)
Impact of foreign currency translation	579	(397)
Balance at January 31	68,194	67,548

Accumulated depreciation
Balance at February 1	(38,861)	(39,173)
Depreciation	(5,011)	(5,034)
Adjustments (1)	(71)	880
Disposals	1,744	4,207
Impact of foreign currency translation	(397)	259
Balance at January 31	(42,596)	(38,861)
Property and equipment, net at January 31	$25,598	$28,687

(1)	Fiscal 2020 adjustments relate primarily to a building re-classified to assets held for sale in the second quarter of fiscal 2020.

Depreciation and amortization expense of property and equipment for fiscal 2021, 2020 and 2019 was $5.2 million, $5.1 million, and $4.7 million, respectively.

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

Capitalized software costs and accumulated amortization at January 31 were as follows:

	2021	2020
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$3,655	$3,356
Acquired software technology	6,191	135
	9,846	3,491
Less accumulated amortization	(1,866)	(1,569)
Capitalized software costs, net	$7,980	$1,922

The Company‘s capitalized software development costs relate to translations and localizations of QAD Adaptive Applications. Acquired software technology costs primarily relate to intellectual property purchased during the fourth quarter of fiscal 2021.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during fiscal 2021, $1.0 million of costs and accumulated amortization was removed from the Consolidated Balance Sheet and was related to capitalized software development costs which was fully amortized during fiscal 2021.

Amortization of capitalized software costs for fiscal 2021, 2020 and 2019 was $1.3 million, $0.9 million and $0.6 million, respectively and was included in “Cost of license” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of January 31, 2021:

Fiscal Years	(in thousands)
2022	$2,276
2023	1,913
2024	1,469
2025	1,212
Thereafter	1,110
$7,980

BUSINESS COMBINATION

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets.

These assumptions and estimates are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimates in valuing certain of the intangible assets can include, but are not limited to, discount rates, future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts, margins, and customer retention rates, as well as assumptions about the period of time the assets will continue to be used in the Company’s combined product portfolio.

The Company estimates the fair value of the contingent consideration issued in business combinations using a Monte Carlo valuation approach, as well as unobservable inputs, such as forecasted financial information, reflecting its assessment of the assumptions market participants would use to value these liabilities. The fair values of liability-classified contingent consideration are remeasured at each reporting period with any changes in the fair value recorded as income or expense. The potential undiscounted amount of all future cash payments under the contingent consideration agreements is between zero and $10.2 million as of January 31, 2021.

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

The Company reviews the impairment of right-of-use (ROU) assets consistent with the approach applied for the Company’s other long-lived assets. The Company reviews the recoverability of long-lived assets when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations.

There were no impairments of long-lived assets, capitalized software, or other intangible assets during fiscal 2021, 2020, and 2019, respectively.

LEASES

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, the Company directs the use of the asset and the Company obtains substantially all the economic benefits of the asset. These leases are recorded as ROU assets and lease obligation liabilities for leases with terms greater than 12 months.  ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company's obligation to make payments over the life of the lease. An ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value. The Company used the incremental borrowing rate on February 1, 2019 for all leases that commenced prior to that date.

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

STOCK-BASED COMPENSATION

The Company accounts for share-based payments (equity awards) to employees in accordance with ASC 718, Compensation—Stock Compensation (ASC 718), which requires that share-based payments (to the extent they are compensatory) be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) based on the fair values of the equity awards as measured at the grant date. The Company recognizes the impact of forfeitures on stock-based compensation expense as they occur. The fair value of an equity award is recognized as stock-based compensation expense ratably over the vesting period of the equity award. Determining the fair value of equity awards at the grant date requires judgment.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of stockholders’ equity on the Consolidated Balance Sheets. The components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments. The Company does not provide for income taxes on foreign currency translation adjustments since it does not provide for taxes on the unremitted earnings of its foreign subsidiaries. The changes in accumulated other comprehensive loss are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses were $0.9 million, $0.6 million and $0.7 million for fiscal years 2021, 2020 and 2019.

RESEARCH AND DEVELOPMENT

All costs incurred to establish the technological feasibility of the Company’s software products are expensed to research and development (R&D) as incurred. R&D expenses totaled $56.1 million, $54.7 million and $54.0 million in fiscal years 2021, 2020 and 2019, respectively.

OTHER EXPENSE (INCOME), NET

The components of other expense (income), were as follows:

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
Interest income	$(923)	$(2,782)	$(2,600)
Interest expense	591	630	643
Foreign exchange losses (gains)	2,018	(50)	(229)
Change in fair value of interest rate swap	93	368	51
Other expense (income), net	98	(250)	(209)
Total other expense (income), net	$1,877	$(2,084)	$(2,344)

COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net income (loss) per share of Class A common stock and Class B common stock is computed using the two-class method. Holders of Class A common stock are entitled to cash or stock dividends equal to 120% of the amount of such dividend payable with respect to a share of Class B common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended January 31,
	2021	2020	2019
	(in thousands, except per share data)
Net income (loss)	$11,065	$(15,949)	$10,428
Less: dividends declared	(5,780)	(5,617)	(5,479)
Undistributed net income (loss)	$5,285	$(21,566)	$4,949

Net income (loss) per share – Class A Common Stock
Dividends declared	$4,982	$4,827	$4,696
Allocation of undistributed net income (loss)	4,559	(18,519)	4,243
Net income (loss) attributable to Class A common stock	$9,541	$(13,692)	$8,939

Weighted average shares of Class A common stock outstanding—basic	17,274	16,709	16,267
Weighted average potential shares of Class A common stock	748	—	1,585
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	18,022	16,709	17,852

Basic net income (loss) per Class A common share	$0.55	$(0.82)	$0.55
Diluted net income (loss) per Class A common share	$0.53	$(0.82)	$0.50

Net income (loss) per share – Class B Common Stock
Dividends declared	$798	$790	$783
Allocation of undistributed net income (loss)	726	(3,047)	706
Net income (loss) attributable to Class B common stock	$1,524	$(2,257)	$1,489

Weighted average shares of Class B common stock outstanding—basic	3,326	3,289	3,256
Weighted average potential shares of Class B common stock	67	—	166
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,393	3,289	3,422

Basic net income (loss) per Class B common share	$0.46	$(0.69)	$0.46
Diluted net income (loss) per Class B common share	$0.45	$(0.69)	$0.44

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
Class A	190	2,473	325
Class B	—	221	—

RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) or adopted by the Company during the fiscal year ended  January 31, 2021, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates “Step 2” from the goodwill impairment test. QAD adopted the new standard on February 1, 2020, the first day of fiscal 2021. The adoption of this new standard did not have an impact on QAD’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables and contract assets. QAD adopted the new standard on February 1, 2020, the first day of fiscal 2021, using the modified retrospective approach. The adoption of this standard did not have a material impact on QAD’s consolidated financial statements. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, consideration of current and anticipated future economic conditions and other relevant data.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted the new standard on February 1, 2020, the first day of fiscal 2021. The adoption of this standard did not have a material impact on QAD’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued new guidance which is intended to simplify various aspects to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intraperiod allocation and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in application of Topic 740. Generally, the topics must be applied prospectively upon adoption, with the exception of certain topics which are required to be applied on a retrospective or modified retrospective basis. The new standard is effective for the Company’s first quarter of fiscal year 2022. The Company will continue to evaluate the new guidance and expects that the simplification will not have a material impact on its overall financial statements.

2.	REVENUE

QAD offers its software using the same underlying technology via two models: a cloud-based subscription model and a traditional on-premises licensing model. Under the cloud-based subscription delivery model, QAD provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software. Under the on-premises model, QAD sells or licenses software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware.

The Company generates revenue through subscriptions of its cloud-based software and sales of licenses and maintenance provided to its on-premises customers and through offering professional services to both its cloud and on-premises customers to assist them with the design, testing and implementation of its software.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract.

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

Software Licenses

Transfer of control for software is considered to have occurred upon electronic delivery of the license key that provides immediate availability of the product to the customer. License revenue is recognized upon the delivery of the license key. The Company’s typical payment terms tend to vary by region but its standard payment terms are within 30-90 days of invoice.

Maintenance

Revenue from support services and product updates provided to the Company’s on-premises customers, referred to as maintenance revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as Internet and telephone access to technical support personnel. The Company’s customers purchase both product support and license updates via the Company’s maintenance offering when they acquire new software licenses. In addition, a majority of customers renew their maintenance contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

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

Indirect Sales Channels

The Company executes arrangements through indirect sales channels via sales agents and distributors who are authorized to market its software products to end users. In arrangements with sales agents, QAD contracts directly with the customer and sales agents are compensated on a commission basis. Distributor arrangements are those in which the resellers are authorized to market and distribute the Company’s software products to end users in specified territories and the distributor bears the risk of collection from the end user customer. The Company recognizes revenue from transactions with distributors when the distributor submits a signed agreement and transfer of control has occurred to the distributor in accordance with the five revenue recognition steps noted above. Revenue from distributor transactions is recorded on a net basis (the amount actually received by the Company from the distributor). QAD does not offer rights of return, product rotation or price protection to any of its distributors. During the fiscal year ended January 31, 2021, the Company’s revenue from sales agents and distributors was less than 15% of total subscription, license and maintenance revenue.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by geography and by the customers’ industry within manufacturing, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography is as follows:

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
North America	$155,244	$151,097	$162,307
EMEA	93,351	90,885	96,989
Asia Pacific	39,327	46,363	51,628
Latin America	19,943	22,427	22,092
Total revenue	$307,865	$310,772	$333,016

The Company’s revenue by industry is as follows:

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
Automotive	$95,009	$110,900	$128,249
Consumer products and food and beverage	51,682	46,915	53,637
High technology and industrial products	111,056	106,807	106,658
Life sciences and other	50,118	46,150	44,472
Total revenue	$307,865	$310,772	$333,016

Management Judgments

Due to the complexity of certain contracts, the actual revenue recognition treatment required under ASC Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

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

The contract assets indicated below are presented as other current and non-current assets in the Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of January 31, 2021 and 2020. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	As of
	January 31, 2021	January 31, 2020
	(In thousands)
Contract assets, short-term (in Prepaid expenses and other current assets, net)	$2,014	$1,595
Contract assets, long-term (in Other assets, net)	103	214
Total contract assets	$2,117	$1,809
Deferred revenue, short-term	$125,724	$118,413
Deferred revenue, long-term (in Other liabilities)	2,705	2,811
Total deferred revenue	$128,429	$121,224

During the fiscal year ended January 31, 2021, the Company recognized $123.2 million of revenue that was included in the gross deferred revenue balance at the beginning of the year. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $309.9 million as of January 31, 2021, of which the Company expects to recognize approximately $185.1 million as revenue over the next 12 months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	As of
	January 31, 2021	January 31, 2020
	(in thousands)
Deferred maintenance	$66,833	$69,650
Deferred subscription	55,873	45,702
Deferred professional services	2,649	2,705
Deferred license and other revenue	369	356
Deferred revenues, current	125,724	118,413
Deferred revenues, non-current (in Other liabilities)	2,705	2,811
Total deferred revenues	$128,429	$121,224

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under ASC Topic 606 that impact timing of revenue recognition and the Company’s disclosures. Below is a list of the practical expedients applied by the Company:

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expenses as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions and sales agent fees are included in prepaid expenses and other current assets, net and other assets, net, respectively, in the Company’s Consolidated Balance Sheets. At January 31, 2021 and January 31, 2020, the Company had $13.1 million and $12.3 million, respectively, of deferred commissions and sales agent fees. For the fiscal years ended January 31, 2021, 2020, and 2019, $4.3 million, $3.9 million, and $3.6 million, respectively, of amortization expense related to deferred commissions and sales agent fees was recorded in sales and marketing expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in prepaid expenses and other current assets, net and other assets, net in the Company’s Consolidated Balance Sheets. At January 31, 2021 and January 31, 2020 the Company had deferred setup costs of $1.3 million and $1.4 million, respectively. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the fiscal years ended January 31, 2021, 2020, and 2019, $0.6 million, $0.6 million, and $0.5 million, respectively, of amortization expense related to deferred setup costs was recorded in cost of subscription in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the twelve months ended January 31, 2021, 2020 and 2019.

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

• Level 3 - The contingent liability associated with acquisitions is recorded at fair value using a Monte Carlo valuation approach, as well as inputs that are not observable in the market. This measurement includes an assessment of the probability of achieving certain cloud bookings growth milestones and discounting the amount of each potential payment accordingly.

The following table sets forth the financial assets and liabilities, measured at fair value, as of January 31, 2021 and January 31, 2020:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of January 31, 2021
Money market mutual funds	$80,611
Certificates of deposit	$9,262
Liability related to the interest rate swap		$(325)
Contingent liability associated with acquisitions			$(4,751)

As of January 31, 2020
Money market mutual funds	$107,319
Certificates of deposit	$14,917
Liability related to the interest rate swap		$(232)

Money market mutual funds and certificates of deposit are classified as part of “Cash and equivalents” in the accompanying Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $52.6 million and $14.5 million at January 31, 2021 and January 31, 2020, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

The contingent liability associated with acquisitions is classified as part of “Other current liabilities” and “Other liabilities” in the accompanying Consolidated Balance Sheets.

There have been no transfers between fair value measurements levels during the twelve months ended January 31, 2021.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate debt described in Note 10 “Debt” within these Notes to Consolidated Financial Statements. The fair value of the interest rate swap is reflected as a liability in the Consolidated Balance Sheets and the change in fair value is reported in “Other expense (income), net” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at January 31, 2021 and January 31, 2020 were as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	January 31, 2021	January 31, 2020
Derivative instrument:
Interest rate swap	Other liabilities	$(325)	$(232)
Total		$(325)	(232)

The change in fair value of the interest rate swap recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the twelve months ended January 31, 2021, 2020 and 2019 was $(93,000), $(368,000) and $(51,000), respectively.

4. INCOME TAXES

The provision for income taxes is computed using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period that includes the enactment date.

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

The domestic and foreign components of income (loss) before (benefit from) provision for income taxes consisted of the following:

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
Domestic net income before income taxes	$7,725	$2,963	$6,562
Foreign net income (loss) before income taxes	3,096	(6,567)	5,355
Income (loss) before income taxes	$10,821	$(3,604)	$11,917

Income tax (benefit) expense is summarized as follows:

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
Current:
U.S. federal	$997	$471	$(829)
State	37	130	(13)
Foreign	2,376	2,149	3,784
Subtotal	3,410	2,750	2,942
Deferred:
U.S. federal	3	25	79
State	6	(107)	(30)
Foreign	(3,663)	9,677	(1,502)
Subtotal	(3,654)	9,595	(1,453)
Total	$(244)	$12,345	$1,489

Actual income tax (benefit) expense differs from that obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
Computed expected tax expense (benefit)	$2,272	$(757)	$2,503
State income taxes, net of federal income tax expense	272	(581)	96
Incremental tax expense from foreign operations	1,708	1,256	715
Equity compensation	(958)	(4,198)	(2,916)
Foreign withholding taxes	1,619	1,103	1,089
Net change in valuation allowance	(3,438)	16,179	3,224
Net change in uncertain tax positions	125	3	(71)
Non-deductible expenses	(41)	218	1,149
Benefit of tax credits	(2,569)	(1,719)	(3,483)
Subpart F income	611	27	101
U.S. Tax Reform (the Tax Act)	—	—	(1,312)
Rate change impact	123	867	124
Other	32	(53)	270
Total income tax (benefit) expense	$(244)	$12,345	$1,489

When calculating QAD’s income tax expense for fiscal 2021, the Company considered the Tax Cuts and Job Act (The Tax Act). The Company calculated an estimate for global intangible low-tax income (GILTI) in the Company’s tax expense based on the final GILTI regulations released on July 20, 2020 by the U.S. Department of Treasury. The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their GILTI computation on an elective basis. These regulations provide computational, definitional, and anti-avoidance rule guidance relating to the determination of a U.S. shareholder’s GILTI inclusion. In fiscal year 2021, cash taxes were not impacted by GILTI since the Company has enough net operating loss carryforward to offset this liability. In fiscal years 2020 and 2019, tax expense was not impacted by GILTI since the Company experienced losses overseas.

The Company has elected to treat the deferred taxes related to GILTI provisions as a current-period expense when incurred (the period cost method).

As of January 31, 2021, the Company continues to maintain its permanent reinvestment assertion under APB 23 for all of its foreign subsidiaries as it relates to withholding taxes, state taxes and currency translation. These permanently reinvested earnings are approximately $90 million at January 31, 2021. It is not practicable for the Company to determine the amount of the related unrecognized deferred income tax liability.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and sales adjustments	$700	$600
Accrued vacation	1,305	1,499
Tax credits	24,312	22,077
Deferred revenue	2,670	3,136
Lease liabilities	5,046	4,142
Net operating loss carryforwards	13,794	15,475
Accrued expenses - other	2,543	2,038
Other comprehensive income	3,624	1,603
Section 263(a) interest capitalization	182	190
Intellectual property	4,583	6,250
Equity compensation	4,219	3,579
Carryforward of Irish amortization	5,728	3,614
Other	718	1,767
Total deferred tax assets	69,424	65,970
Less valuation allowance	(48,571)	(50,972)
Less netting of unrecognized tax benefits against deferred tax assets	(968)	(973)
Deferred tax assets, net of valuation allowance	$19,885	$14,025
Deferred tax liabilities:
Depreciation and amortization	(612)	(851)
Acquisition accounting basis differences	(2,514)	—
Costs to obtain and fulfill contracts	(3,081)	(3,054)
ASC 842 lease right of use assets	(4,756)	(3,931)
Other liabilities	(396)	(355)
Total deferred tax liabilities	(11,359)	(8,191)
Total net deferred tax assets	$8,526	$5,834

Valuation Allowance

The Company reviews its net deferred tax assets by entity at each balance sheet date to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. During fiscal year 2021, management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Management assessed the transfer pricing methodology, the historical profits, the economics of the country in which the entity operates, the current and future customer base, the type and character of the deferred tax asset and any other current and relevant information by entity to draw its conclusion.

In fiscal year 2021, the Company continued to apply a valuation allowance against its U.S. federal and state net deferred tax assets due to a U.S. three-year cumulative loss and future earmarked investment in research and development. When the Company’s operating performance improves on a sustained basis, the conclusion regarding the need for a valuation allowance may change, resulting in the reversal of some or all of the valuation allowance in the future.

Based on the weight of evidence both positive and negative, the Company continued to maintain a full valuation allowance on the Irish principal’s net deferred tax assets in fiscal year 2021 as the negative evidence, which consisted of a three-year cumulative loss, and future earmarked investment outweighed the positive evidence.

The valuation allowance on the Company’s German and Hong Kong entities was released during fiscal 2021 after management concluded that these entities will “more-likely-than-not” be able to utilize the remaining net operating losses within the foreseeable future.

A valuation allowance has been established for select foreign jurisdictions along with U.S. federal and state net deferred tax assets. The following table discloses the Company’s valuation allowance by entity (in millions):

Jurisdiction	January 31, 2021	January 31, 2020
U.S. federal and state	$30.3	$30.3
Irish principal	12.0	11.6
Brazil	6.1	5.7
Germany	-	2.6
Hong Kong	-	0.6
South Africa	0.2	0.2
Total valuation allowance	$48.6	$51.0

Net Operating Losses and Tax Credits

The Company has deferred tax asset net operating loss carryforwards of $13.8 million and tax credit carryforwards of $24.3 million as of January 31, 2021. The majority of the Company’s net operating loss carryforwards do not expire. The following table shows the Company’s credit carryforwards (in thousands):

Credit Carryforwards	January 31, 2021
Foreign tax credit	$6,338
Federal R&D credit	8,336
State R&D credit	9,380
AMT credit and New hire retention	258
Total credit	$24,312

The Company’s U.S. R&D credits, California R&D credits and U.S. foreign tax credits have been valued. The Company had $14,000 of U.S. R&D tax credits that expired in October 2020 and the remaining U.S. R&D credits will begin to expire in fiscal year 2027. The majority of the Company’s state and foreign R&D tax credits do not expire. The Company’s foreign tax credits will begin to expire in fiscal year 2028.

Unrecognized Tax Benefits

During the fiscal year ended January 31, 2021, the Company increased its reserves for uncertain tax positions by $0.1 million. Interest and penalties on accrued but unpaid taxes are classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as income tax expense. The liability for unrecognized tax benefits that may be recognized in the next twelve months is classified as short-term in the Company’s Consolidated Balance Sheets while the remainder is classified as long-term.

The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the period:

	Years Ended January 31,
	2021	2020
	(in thousands)
Unrecognized tax benefits at beginning of the year	$1,171	$1,168
Decreases as a result of tax positions taken in a prior period	—	—
Increases as a result of tax positions taken in the prior period	130	143
Reduction as a result of a lapse of the statute of limitations	(5)	(37)
Decreases as a result of settlements with taxing authorities	—	(103)
Unrecognized tax benefit at end of year	$1,296	$1,171

All of the unrecognized tax benefits included in the Consolidated Balance Sheet at January 31, 2021 would impact the effective tax rate on income (loss) from continuing operations, if recognized.

The total amount of interest recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) for unpaid taxes was $22,000 for the year ended January 31, 2021. The total amount of interest and penalties accrued in the Consolidated Balance Sheet at January 31, 2021 was $0.1 million.

Audit Status and Open Statutes

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013, and 2018*
●	France for fiscal years ended January 31, 2018, 2019 and 2020

During fiscal 2021, the Company closed the following audits with no adjustments:

●	Germany for fiscal years ended January 31, 2015, 2016 and 2017
●	Thailand for fiscal year ended January 31, 2018
●	Mexico for fiscal years ended December 31, 2015, 2016, 2017 and 2018
●	India for fiscal year ended March 31, 2018*

*QAD has had multiple audits of different subsidiaries in India. One of these audits for the fiscal year ended March 31, 2018 has been closed and another audit for the same year remains open.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statute of limitations. The years that may be subject to examination will vary by jurisdiction. Below is a list of our material jurisdictions and the general years open for audit as of January 31, 2021:

Jurisdiction	Years Open for Audit
U.S. federal	Fiscal year 2018 and beyond
California	Fiscal year 2017 and beyond
Michigan	Fiscal year 2017 and beyond
New Jersey	Fiscal year 2017 and beyond
Australia	Fiscal year 2017 and beyond
France	Fiscal year 2018 and beyond
India	Fiscal years 2010, 2013 and 2019
Ireland	Fiscal year 2017 and beyond
United Kingdom	Fiscal year 2020 and beyond
China	Calendar year 2016 and beyond
Mexico	Calendar year 2016 and beyond

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

Dividends

The following table sets forth the dividends declared and paid by the Company during fiscal 2021:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	(in thousands)
12/14/2020	12/29/2020	1/7/2021	$0.072	$0.06	$1,450
9/9/2020	9/23/2020	9/30/2020	$0.072	$0.06	$1,451
6/11/2020	6/25/2020	7/7/2020	$0.072	$0.06	$1,448
4/7/2020	4/22/2020	4/29/2020	$0.072	$0.06	$1,431

6. STOCK-BASED COMPENSATION

Stock Plans

On June 14, 2016, the stockholders approved the QAD Inc. 2016 Stock Incentive Program (2016 Program). The 2016 Program allows for equity awards in the form of incentive stock options, non-statutory stock options, restricted shares, rights to purchase stock, stock appreciation rights (SARs) and other stock rights. The stockholders authorized a maximum of 4,000,000 shares to be issued under the 2016 Program. Prior to July 1, 2016, stock awards were issued under the QAD Inc. 2006 Stock Incentive Program. As of January 31, 2021, 2,418,000 Class A Common Shares were available for issuance.

The Company issues restricted stock units (RSUs) to employees under the 2016 Program, which are released 25% after each year of service for four years and are contingent upon employment with the Company on the release date.

In fiscal 2020, the Company began issuing performance stock units (PSUs) to certain executive employees under the 2016 Program. PSUs issued in the fiscal year ending 2021 are released 1/2 after each year of service for two years and are contingent upon employment with the Company and achievement of pre-determined performance objectives. PSUs issued in the fiscal year ending 2020 are released 1/3 after each year of service for three years and are contingent upon employment with the Company and achievement of pre-determined performance objectives. To determine the anticipated achievement of the performance objectives, management must make assumptions regarding the likelihood of the Company meeting those targets. The number of PSUs that vest will be predicated on the Company achieving performance objectives during the measurement period subsequent to the date of grant. Depending on the financial performance levels achieved, a percentage of the PSUs (0% to 200% of the target award) will vest to the grantees of those stock units. There is no guarantee that the Company’s outstanding PSUs will vest in whole or in part.

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

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 31, 2021, 2020 and 2019:

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of subscription	$544	$315	$252
Cost of maintenance	479	540	497
Cost of professional services	1,652	1,456	1,219
Sales and marketing	2,913	2,057	2,111
Research and development	2,241	1,863	1,620
General and administrative	6,363	5,123	4,423
Total stock-based compensation expense	$14,192	$11,354	$10,122

RSU Information

The following table summarizes the activity for RSUs for the fiscal years ended January 31, 2021, 2020 and 2019:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock at January 31, 2018	653	$25.10
Granted	300	51.70
Released (1)	(263)	25.80
Forfeited	(27)	30.63
Restricted stock at January 31, 2019	663	$36.64
Granted	281	40.43
Released (1)	(267)	32.71
Forfeited	(50)	38.51
Restricted stock at January 31, 2020	627	$39.86
Granted	350	40.50
Released (1)	(258)	35.99
Forfeited	(21)	41.67
Restricted stock at January 31, 2021	698	$41.56

(1)

The number of RSUs released includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2021, 2020 and 2019, the Company withheld 80,000 shares, 82,000 shares and 81,000 shares, respectively, for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2021, 2020 and 2019 were $3.4 million, $3.5 million and $4.3 million, respectively.

Total unrecognized compensation cost related to RSUs was approximately $22.4 million as of January 31, 2021. This cost is expected to be recognized over a period of approximately 2.5 years.

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

Stock-based compensation expense related to performance-based restricted stock grants for fiscal year 2021 was $2.2 million.

The following table summarizes the activity for PSUs for the fiscal years ended January 31, 2021 and 2020:

	PSUs (in thousands)	Weighted Average Grant Date Fair Value
Performance stock units at January 31, 2019	—	$—
Granted	93	39.82
Released	—	—
Forfeited	(3)	39.82
Performance stock units at January 31, 2020	90	$39.82
Granted	93	40.54
Released (1)	(21)	39.82
Forfeited	(9)	39.82
Performance stock units at January 31, 2021	153	$40.26

(1)

The number of PSUs released includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal year ended January 31, 2021, the Company withheld 8,000 shares for payment of these taxes. The value of the withheld shares for the fiscal year ended January 31, 2021 was $0.3 million.

Total unrecognized compensation cost related to PSUs was approximately $2.4 million as of January 31, 2021. This cost is expected to be recognized over a period of approximately 0.9 years.

SAR Information

The weighted average assumptions used to value SARs are shown in the following table.

Year Ended January 31, 2019
Expected life in years	5.50
Risk free interest rate	2.80%
Volatility	31%
Dividend rate	0.54%

The following table summarizes the activity for outstanding SARs for the fiscal years ended January 31, 2021, 2020 and 2019:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2018	3,024	$17.78
Granted	380	53.50
Exercised	(390)	9.43
Expired	(5)	9.17
Forfeited	(476)	37.14
Outstanding at January 31, 2019	2,533	$20.81
Granted	—	—
Exercised	(1,184)	16.19
Expired	—	—
Forfeited	—	—
Outstanding at January 31, 2020	1,349	$24.86
Granted	—	—
Exercised	(205)	12.91
Expired	—	—
Forfeited	—	—
Outstanding at January 31, 2021	1,144	$27.01	2.9	$40,971
Vested and exercisable at January 31, 2021	1,002	$24.28	2.5	$38,324

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of January 31, 2021 and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on January 31, 2021. The total intrinsic value of SARs exercised in the years ended January 31, 2021, 2020 and 2019 was $6.1 million, $26.5 million and $12.4 million, respectively. The weighted average grant date fair value per share of SARs granted in the year ended January 31, 2019 was $16.99. No SARs were granted in fiscal 2021 and 2020.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. During the fiscal years ended January 31, 2021, 2020 and 2019, the Company withheld 57,000, 56,000 and 104,000 shares for payment of these taxes. The value of the withheld shares for the fiscal years ended January 31, 2021, 2019 and 2018 were $2.5 million, $2.7 million and $4.4 million, respectively.

At January 31, 2021, there was approximately $1.3 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted average period of approximately 1.0 years.

7. BUSINESS COMBINATION

Allocation Network

On December 31, 2020, the Company acquired all of the outstanding stock of Allocation Network GmbH (Allocation Network), a best-in class provider of strategic sourcing and supplier management solutions founded in 1998 and is headquartered in Munich, Germany. The total consideration of approximately $19.0 million is comprised of $14.2 million in cash, net of cash acquired, and $4.8 million in estimated fair value of contingent earnout consideration. The earnout consideration is between zero and $10.2 million based on Allocation Network’s cloud bookings growth over the next three years. The Company completed the acquisition for the purpose of expanding its product offerings and driving revenue growth.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $0.9 million	$3,420
Goodwill	12,785
Other intangible assets	7,751
Total assets acquired	23,956
Liabilities assumed	(1,576)
Deferred tax liability	(2,549)
Net assets acquired	$19,831

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the expected synergistic benefits of being able to leverage Allocation Network’s software with the Company’s existing software to provide an integrated suite to the customer bases of both the Company and Allocation Network. The acquired goodwill is not deductible for tax purposes.

Identified intangible assets will be amortized to cost of subscription and operating expense based upon the nature of the asset ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts):

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Software technology	5	$6,056	$1,211	Cost of subscription
Customer relationships	5	1,695	339	Amortization of intangible assets from acquisitions

		$7,751

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Allocation Network that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be recorded as adjustments to the purchase price allocation.

The financial results of Allocation Network are included in the Consolidated Financial Statements from the date of acquisition. Pro forma information has not been presented for operations of Allocation Network as the impact was not material to the Company’s Consolidated Financial Statements.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2020 and 2021 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2019	$28,031	$(15,608)	$12,423
Impact of foreign currency translation	(35)	—	(35)
Balance at January 31, 2020	$27,996	$(15,608)	$12,388
Additions	12,785		12,785
Impact of foreign currency translation	163	-	163
Balance at January 31, 2021	$40,944	$(15,608)	$25,336

Additions to goodwill for the fiscal year ended January 31, 2021 were the result of the acquisition of Allocation Network GmbH where the purchase price exceeded the estimated fair value of the acquired net assets.

During each of the fourth quarters of fiscal 2021, 2020 and 2019, an impairment analysis was performed at the enterprise level which compared the Company’s market capitalization to its net assets as of the test date, November 30. As the market capitalization substantially exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2021, 2020 and 2019. The Company did not identify any events or changes in circumstances since the performance of its annual goodwill impairment test that would require the performance another goodwill impairment test during the fiscal year.

Intangible Assets

Intangible assets and accumulated amortization at January 31 were as follows:

	2021	2020
	(in thousands)
Amortizable intangible assets:
Customer relationships	$3,039	$1,379
Less accumulated amortization	(681)	(394)
Net amortizable intangible assets	$2,358	$985

The Company’s intangible assets are related to acquisitions completed in the second and third quarters of fiscal 2019 and in the fourth quarter of fiscal 2021. Intangible assets are included in “Other assets, net” in the accompanying Consolidated Balance Sheets, and are amortized over an estimated five-year useful life.

Amortization of intangible assets from acquisitions was $0.3 million, $0.3 million and $0.1 million for fiscal 2021, 2020 and 2019, respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of January 31, 2021:

Fiscal Years	(in thousands)
2022	$605
2023	608
2024	495
2025	339
Thereafter	311
$2,358

9. OTHER BALANCE SHEET ACCOUNTS

	January 31,
	2021	2020
	(in thousands)
Prepaid expenses and other current assets, net
Deferred cost of revenue	$8,052	$8,096
Prepaid expenses	5,228	6,140
Capitalized costs to obtain a contract, net	4,421	3,961
Assets held for sale	-	1,634
Contract assets	2,014	1,595
VAT receivable	100	1,174
Capitalized costs to fulfill a contract, net	513	543
Income tax receivable, net of payables	1,686	963
Other	909	846
	$22,923	$24,952
Other assets, net
Long-term capitalized costs to obtain a contract, net	$8,723	$8,371
Long-term deposits and prepaid expenses	2,185	2,462
Other intangible assets, net	2,358	985
Long-term capitalized costs to fulfill a contract, net	828	886
Other	204	303
	$14,298	$13,007
Accounts payable
Trade payables	$5,733	$6,155
VAT payable	5,165	3,685
	$10,898	$9,840
Other current liabilities
Accrued commissions and bonus	$14,514	$15,023
Accrued compensated absences	8,250	8,377
Other accrued payroll	5,154	6,795
Accrued professional fees	2,419	2,628
Contingent liability associated with acquisitions	2,191	-
Accrued travel	304	1,264
Accrued contract labor	978	934
Other	3,621	4,879
	$37,431	$39,900
Other liabilities
Long-term deferred revenue	$2,705	$2,811
Accrued termination benefits	3,564	2,600
Long-term contingent liability associated with acquisitions	2,560	-
Long-term accrued travel	1,854	-
Other	1,819	1,348
	$12,502	$6,759

10. DEBT

	January 31,
	2021	2020
	(in thousands)
Note payable	$12,366	$12,868
Less current maturities	(527)	(503)
Less loan origination costs, net	(14)	(24)
Long-term debt	$11,825	$12,341

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.13% at January 31, 2021. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million. The unpaid balance as of January 31, 2021 was $12.4 million.

11. LEASES

The Company leases certain office space, office equipment and autos with remaining lease terms from two months to ten years under leases classified as operating or finance. The Company has options to terminate some of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that QAD will not exercise the early termination option. For certain leases, the Company has options to extend the lease term for additional periods ranging from one year to ten years.

Supplemental balance sheet information related to leases was as follows:

	January 31,
	2021	2020
	(in thousands)
Assets
Operating	$20,689	$18,154
Finance	327	175
Total lease assets, net	$21,016	$18,329

Liabilities
Current
Operating	$4,784	$4,307
Finance	120	64
Noncurrent
Operating	17,310	14,524
Finance	200	88
Total lease liabilities	$22,414	$18,983

The components of lease costs were as follows:

	January 31,
	2021	2020
	(in thousands)
Operating lease cost	$5,881	$5,963
Finance lease cost	145	58
Variable lease cost	1,362	1,447
Short-term lease cost	141	229
Total lease cost	$7,529	$7,697

 Lease term and discount rate (all leases) were as follows:

	January 31,
	2021	2020
Weighted-average remaining lease term (in years)	5.5	5.9
Weighted-average discount rate	4.84%	5.79%

Supplemental disclosures of cash flow information related to leases were as follows:

	January 31,
	2021	2020
	(in thousands)
Cash flows related to lease liabilities
Operating cash flows related to operating lease liabilities	$(5,378)	$(6,077)
Financing cash flows related to finance lease liabilities	(119)	(47)
Total cash flows related to lease liabilities	$(5,497)	$(6,124)

Non-cash items
Leased assets obtained in exchange for new operating lease liabilities	$6,570	$10,419
Leased assets obtained in exchange for new finance lease liabilities	290	222
Total non-cash items	$6,860	$10,641

Maturities of lease liabilities were as follows as of January 31, 2020 and 2021 (in millions):

Within 1 year	$5.9	$5.2
2 years	5.3	4.0
3 years	4.3	3.2
4 years	3.2	2.6
5 years	2.6	2.2
Thereafter	4.5	5.5
Total lease payments	$25.8	$22.7
Less: Imputed interest	(3.4)	(3.7)
Present value of lease liabilities	$22.4	$19.0

The Company is a lessor for certain office space owned by the Company and leased to others under non-cancelable leases with initial terms ranging from one month to six months. These lease agreements provide for a fixed base rent and automatically renew for periods from one month to six months unless terminated. All of the Company’s leased office space are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the fiscal year 2021, the Company received $0.3 million of lease income from company-owned locations.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2019	$(7,661)
Other comprehensive loss before reclassifications	(684)
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive loss	(684)
Balance as of January 31, 2020	$(8,345)
Other comprehensive income before reclassifications	157
Amounts reclassified from accumulated other comprehensive loss	—
Net current period other comprehensive income	157
Balance as of January 31, 2021	$(8,188)

During fiscal 2021 and fiscal 2020 there were no reclassifications from accumulated other comprehensive loss.

13. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which is available to U.S. employees after 30 days of employment. Employees may contribute up to the maximum allowable by the Internal Revenue Code. The Company voluntarily matches 75% of the employees’ contributions up to the first four percent of the employee’s eligible compensation. In addition, the Company can make additional contributions at the discretion of the board of directors. Participants are immediately vested in their employee contributions. Employer contributions vest 25% per year of service over four years of service. The Company’s contributions for fiscal years 2021, 2020 and 2019 were $2.2 million, $2.1 million and $2.2 million, respectively.

Various QAD foreign subsidiaries also contribute to defined contribution pension plans. Employer contributions in these plans are generally based on employee salary and range from 2% to 20%. These plans are funded at various times throughout the year according to plan provisions, with aggregate employer contributions of $4.1 million for fiscal 2021, $4.7 million for fiscal 2020 and $5.3 million for fiscal 2019.

14. COMMITMENTS AND CONTINGENCIES

Purchase Obligations

At January 31, 2021, the Company had $23.4 million of other non-cancelable contractual obligations, related to the purchase of goods and services for periods through fiscal 2025.

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

15. BUSINESS SEGMENT INFORMATION

The Company markets its products and services worldwide, primarily to companies in the manufacturing industry, including automotive, consumer products, food and beverage, high technology, industrial products and life sciences industries. The Company sells and licenses its products through its direct sales force in four geographic regions: North America; Europe, the Middle East and Africa (EMEA); Asia Pacific; and Latin America and through distributors where third parties can extend sales reach more effectively or efficiently. The North America region includes the United States and Canada. The EMEA region includes Europe, the Middle East and Africa. The Asia Pacific region includes Asia and Australia. The Latin America region includes South America, Central America and Mexico. In accordance with ASC Topic 606, the Company reports disaggregated revenue by geography and by industry as the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The Company does not consider reporting by industry an operating segment in accordance with ASC 280, Segment Reporting, because discrete financial information by industry is not available. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, reviews the consolidated results within one operating segment.

Subscription, license and maintenance revenues are generally assigned to the region where a majority of end users are located. Professional services revenue is assigned based on the region where the services are delivered.

	Years Ended January 31,
	2021	2020	2019
	(in thousands)
Revenue:
North America (1)	$155,244	$151,097	$162,307
EMEA	93,351	90,885	96,989
Asia Pacific	39,327	46,363	51,628
Latin America	19,943	22,427	22,092
	$307,865	$310,772	$333,016

(1)	Sales into Canada accounted for 2% of North America total revenue for each of the fiscal years 2021, 2020 and 2019.

Property and equipment, net are assigned by geographic region based on the location of each legal entity.

	January 31,
	2021	2020
	(in thousands)
Property and equipment, net:
North America	$21,358	$23,439
EMEA	2,792	3,262
Asia Pacific	1,307	1,674
Latin America	141	312
	$25,598	$28,687

16. QUARTERLY INFORMATION (Unaudited)

	Quarters Ended
	April 30	July 31	Oct. 31	Jan. 31
	(in thousands, except per share data)
Fiscal 2021
Total revenue	$74,147	$74,081	$76,660	$82,977
Total costs and expenses	75,080	71,768	72,593	75,726
Gross margin	41,722	43,258	46,005	51,508
Operating (loss) income	(933)	2,313	4,067	7,251
Net (loss) income	(410)	60	3,213	8,202
Basic net (loss) income per share
Class A	$(0.02)	$0.00	$0.16	$0.41
Class B	(0.02)	0.00	0.13	0.34
Diluted net (loss) income per share
Class A	$(0.02)	$0.00	$0.16	$0.39
Class B	(0.02)	0.00	0.13	0.33

Fiscal 2020
Total revenue	$78,035	$76,378	$77,807	$78,552
Total costs and expenses	81,297	80,551	76,411	78,201
Gross margin	41,101	40,346	44,090	45,326
Operating (loss) income	(3,262)	(4,173)	1,396	351
Net (loss) income	(3,234)	(13,250)	125	410
Basic net (loss) income per share
Class A	$(0.17)	$(0.69)	$0.01	$0.02
Class B	(0.14)	(0.57)	0.01	0.02
Diluted net (loss) income per share
Class A	$(0.17)	$(0.69)	$0.01	$0.02
Class B	(0.14)	(0.57)	0.01	0.02

17. SUBSEQUENT EVENT

On April 5, 2021, QAD acquired Foreign-Trade Zone Corporation (FTZ Corp.), a leading provider of cloud-based Foreign-Trade Zone software and consulting services based in Mobile, Alabama, for up to $18 million in cash.  The purchase price includes an upfront payment of $13 million; a sellers’ note of $2.4 million payable over four years; and a performance earn-out based on FTZ Corp.’s cloud bookings growth over the next three years.

SCHEDULE II
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Statements of Operations and Comprehensive Income (Loss)	Write-Offs, Net of Recoveries	Impact of Foreign Currency Translation and Other	Balance at End of Period
Year ended January 31, 2019
Allowance for bad debt	$396	$144	$(31)	$(22)	$487
Allowance for sales adjustments	1,367	1,608	(518)	(43)	2,414
Total allowance for doubtful accounts	$1,763	$1,752	$(549)	$(65)	$2,901
Year ended January 31, 2020
Allowance for bad debt	$487	$92	$(24)	$(12)	$543
Allowance for sales adjustments	2,414	393	(376)	(34)	2,397
Total allowance for doubtful accounts	$2,901	$485	$(400)	$(46)	$2,940
Year ended January 31, 2021
Allowance for bad debt	$543	$479	$(5)	$84	$1,101
Allowance for sales adjustments	2,397	741	(1,019)	120	2,239
Total allowance for doubtful accounts	$2,940	$1,220	$(1,024)	$204	$3,340

See accompanying report of independent registered public accounting firm.

INDEX OF EXHIBITS

EXHIBIT NUMBER	EXHIBIT TITLE
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

4.2

Description of Registrant’s securities registered pursuant to the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020)

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

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates the document is filed herewith.

**	Indicates the document is furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2021.

QAD Inc.

By:	/s/ Daniel Lender
Daniel Lender Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Anton Chilton	Chief Executive Officer, Director	April 12, 2021
Anton Chilton	(Principal Executive Officer)

/s/ Pamela M. Lopker	President, Director	April 12, 2021
Pamela M. Lopker

/s/ Daniel Lender	Executive Vice President, Chief Financial Officer	April 12, 2021
Daniel Lender	(Principal Financial Officer)

/s/ Kara Bellamy	Sr. Vice President, Corporate Controller	April 12, 2021
Kara Bellamy	(Chief Accounting Officer)

/s/ Scott J. Adelson	Director	April 12, 2021
Scott J. Adelson

/s/ Kathleen M. Crusco	Director	April 12, 2021
Kathleen M. Crusco

/s/ Peter R. van Cuylenburg	Chairman of the Board	April 12, 2021
Peter R. van Cuylenburg

/s/ Lee D. Roberts	Director	April 12, 2021
Lee D. Roberts