Form 10-Q
period 2021-04-30
QAD INC
filed 2021-06-09
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of May 31, 2021, there were 17,381,602 shares of the Registrant’s Class A common stock outstanding and 3,330,318 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.2

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	April 30, 2021	January 31, 2021
Assets

Current assets:
Cash and equivalents	$153,127	$142,501
Accounts receivable, net of allowances of $3,427 and $3,340 at April 30, 2021 and January 31, 2021, respectively	44,887	82,609
Prepaid expenses and other current assets, net	26,688	22,923
Total current assets	224,702	248,033
Property and equipment, net of accumulated depreciation and amortization of $43,413 and $42,596 at April 30, 2021 and January 31, 2021, respectively	24,508	25,598
Lease right-of-use assets	19,997	21,016
Capitalized software costs, net	10,845	7,980
Goodwill	32,507	25,336
Deferred tax assets, net	8,596	8,526
Other assets, net	18,896	14,298
Total assets	$340,051	$350,787

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$533	$527
Lease liabilities	4,918	4,904
Accounts payable	7,689	10,898
Deferred revenue	116,852	125,724
Other current liabilities	34,481	37,431
Total current liabilities	164,473	179,484
Long-term debt	11,691	11,825
Long-term lease liabilities	16,496	17,510
Other liabilities	14,254	12,502
Total liabilities	206,914	221,321
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 17,380,897 and 17,375,453 shares at April 30, 2021 and January 31, 2021, respectively	17	17
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both April 30, 2021 and January 31, 2021	4	4
Additional paid-in capital	209,084	205,630
Treasury stock, at cost (207,062 Class B shares at both April 30, 2021 and January 31, 2021)	(3,073)	(3,073)
Accumulated deficit	(64,546)	(64,924)
Accumulated other comprehensive loss	(8,349)	(8,188)
Total stockholders’ equity	133,137	129,466
Total liabilities and stockholders’ equity	$340,051	$350,787

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$36,686	$30,771
License	3,115	1,221
Maintenance	26,563	26,408
Professional services	16,607	15,747
Total revenue	82,971	74,147

Costs of revenue:
Subscription	12,162	10,348
License	538	401
Maintenance	6,555	6,744
Professional services	14,934	14,932
Total cost of revenue	34,189	32,425

Gross profit	48,782	41,722

Operating expenses:
Sales and marketing	19,567	18,557
Research and development	15,638	14,017
General and administrative	12,576	10,017
Amortization of intangible assets from acquisitions	240	64
Total operating expenses	48,021	42,655

Operating income (loss)	761	(933)

Other expense (income):
Interest income	(74)	(436)
Interest expense	141	150
Other expense (income), net	238	(1,232)
Total other expense (income), net	305	(1,518)

Income before income taxes	456	585
Income tax (benefit) expense	(1,376)	995

Net income (loss)	$1,832	$(410)

Basic net income (loss) per share
Class A	$0.09	$(0.02)
Class B	$0.08	$(0.02)
Diluted net income (loss) per share
Class A	$0.09	$(0.02)
Class B	$0.07	$(0.02)

Net income (loss)	$1,832	$(410)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(161)	(2,655)
Total comprehensive income (loss)	$1,671	$(3,065)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30, 2021
	Number of Shares			Amount		Additional			Accumulated Other	Total
	Class A	Class B	Treasury	Class A	Class B	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance, January 31, 2021	17,375	3,537	(207)	$17	$4	$205,630	$(3,073)	$(64,924)	$(8,188)	$129,466
Net income	—	—	—	—	—	—	—	1,832	—	1,832
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(161)	(161)
Stock award exercises		—		—	—	—		—	—	—
Stock compensation expense	—	—	—	—	—	3,637	—	—	—	3,637
Dividends declared ($0.072 and $0.06 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(1,454)	—	(1,454)
Restricted stock	6	—	—	—	—	(183)	—	—	—	(183)
Balance, April 30, 2021	17,381	3,537	(207)	$17	$4	$209,084	$(3,073)	$(64,546)	$(8,349)	$133,137

	Three Months Ended April 30, 2020
	Number of Shares			Amount		Additional			Accumulated Other	Total
	Class A	Class B	Treasury	Class A	Class B	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance, January 31, 2020	17,109	3,537	(216)	$17	$4	$197,824	$(3,226)	$(70,209)	$(8,345)	$116,065
Net loss	—	—	—	—	—	—	—	(410)	—	(410)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2,655)	(2,655)
Stock award exercises		—			—	(11)		—	—	(11)
Stock compensation expense	—	—	—	—	—	2,405	—	—	—	2,405
Dividends declared ($0.072 and $0.06 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(1,431)	—	(1,431)
Restricted stock	4	—		—	—	(92)	—	—	—	(92)
Balance, April 30, 2020	17,113	3,537	(216)	$17	$4	$200,126	$(3,226)	$(72,050)	$(11,000)	$113,871

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,832	$(410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,146	1,652
Amortization of costs capitalized to obtain and fulfill contracts	1,320	1,175
Amortization of right-of-use assets	1,502	1,457
Net change in valuation allowance	(3,093)	518
Other deferred income taxes	978	(70)
Provision for doubtful accounts and sales adjustments	144	939
Stock compensation expense	3,637	2,405
Change in fair value of derivative instrument	(64)	251
Loss on disposal of property and equipment	90	58
Other, net	-	12
Changes in assets and liabilities:
Accounts receivable	37,987	32,458
Costs capitalized to obtain and fulfill contracts	(1,452)	(899)
Lease liabilities	(1,488)	(1,342)
Prepaid expenses and other assets	(3,089)	1,279
Accounts payable	(3,309)	(3,157)
Deferred revenue	(11,244)	(13,381)
Other liabilities	(5,211)	(12,033)
Net cash provided by operating activities	20,686	10,912
Cash flows from investing activities:
Purchase of property and equipment	(191)	(1,017)
Acquisition, net of cash acquired	(9,493)	-
Capitalized software costs	(316)	(272)
Net cash used in investing activities	(10,000)	(1,289)
Cash flows from financing activities:
Repayments of debt	(164)	(149)
Dividends paid	-	(1,431)
Tax payments related to stock awards	(183)	(103)
Net cash used in financing activities	(347)	(1,683)

Effect of exchange rates on cash and equivalents	287	(4,503)

Net increase in cash and equivalents	10,626	3,437

Cash and equivalents at beginning of period	142,501	136,717

Cash and equivalents at end of period	$153,127	$140,154

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$132	$144
Income taxes, net of refunds	$991	$758

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (QAD or the Company). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. The Condensed Consolidated Financial Statements include the results of the Company and its wholly-owned subsidiaries. Because of seasonal and other factors, results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022.

The Company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the Company’s critical accounting policies and estimates. The Company believes that these accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s accounting policies.

Recent Accounting Pronouncements

Except as discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) or adopted by the Company during the three months ended  April 30, 2021, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued new guidance which is intended to simplify various aspects to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intraperiod allocation and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in application of Topic 740. Generally, the topics must be applied prospectively upon adoption, with the exception of certain topics which are required to be applied on a retrospective or modified retrospective basis. The Company has adopted the new standard when applying the income tax guidance to franchise taxes that are partially based on income in the first quarter of fiscal 2022. The simplification did not have a material impact on our overall financial statements.

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

The Company’s revenue by geography is as follows:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
North America	$39,240	$37,002
EMEA	28,713	22,568
Asia Pacific	10,268	9,642
Latin America	4,750	4,935
Total revenue	$82,971	$74,147

The Company’s revenue by industry is as follows:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
High technology and industrial products	$30,069	$26,824
Automotive	23,568	24,137
Life sciences and other	15,930	11,372
Consumer products and food and beverage	13,404	11,814
Total revenue	$82,971	$74,147

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

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of April 30, 2021 and January 31, 2021. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	April 30, 2021	January 31, 2021
	(in thousands)
Contract assets, (in Prepaid expenses and other current assets, net)	$3,747	$2,117

Deferred revenue, short-term	$116,852	$125,724
Deferred revenue, long-term (in Other liabilities)	1,824	2,705
Total deferred revenue	$118,676	$128,429

During the three months ended April 30, 2021, the Company recognized $54.4 million of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $294.9 million as of April 30, 2021, of which the Company expects to recognize approximately $185.4 million as revenue over the next twelve months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	April 30, 2021	January 31, 2021
	(in thousands)
Deferred maintenance	$59,424	$66,833
Deferred subscription	54,694	55,873
Deferred professional services	2,502	2,649
Deferred license and other revenue	232	369
Deferred revenues, current	116,852	125,724
Deferred revenues, non-current (in Other liabilities)	1,824	2,705
Total deferred revenues	$118,676	$128,429

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in “Prepaid expenses and other current assets, net” and “Other assets, net”, respectively, in the Company’s Condensed Consolidated Balance Sheets. At April 30, 2021 and January 31, 2021, the Company had $13.3 million and $13.1 million, respectively, of deferred commissions and sales agent fees. For the three months ended April 30, 2021 and 2020, $1.1 million and $1.0 million, respectively, of amortization expense related to deferred commissions and sales agent fees was recorded in “Sales and marketing” expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in “Prepaid expenses and other current assets, net” and “Other assets, net” in the Company’s Condensed Consolidated Balance Sheets. At April 30, 2021 and January 31, 2021 the Company had deferred setup costs of $1.3 million. These costs are amortized over the term of economic benefit which the Company has determined to be five years. During the three months ended April 30, 2021 and 2020, $0.1 million of amortization expense related to deferred setup costs was recorded in “Cost of subscription” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the three months ended April 30, 2021 and 2020.

3.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
	2021	2020
	(in thousands except per share data)
Net income (loss)	$1,832	$(410)
Less: Dividends declared	(1,454)	(1,431)
Undistributed net income (loss)	$378	$(1,841)

Net income (loss) per share – Class A Common Stock
Dividends declared	$1,254	$1,232
Allocation of undistributed net income (loss)	326	(1,585)
Net income (loss) attributable to Class A common stock	$1,580	$(353)

Weighted average shares of Class A common stock outstanding—basic	17,379	17,112
Weighted average potential shares of Class A common stock	1,067	—
Weighted average shares of Class A common stock and potential common shares outstanding—diluted	18,446	17,112

Basic net income (loss) per Class A common share	$0.09	$(0.02)
Diluted net income (loss) per Class A common share	$0.09	$(0.02)

Net income (loss) per share – Class B Common Stock
Dividends declared	$200	$199
Allocation of undistributed net income (loss)	52	(256)
Net income (loss) attributable to Class B common stock	$252	$(57)

Weighted average shares of Class B common stock outstanding—basic	3,330	3,321
Weighted average potential shares of Class B common stock	79	—
Weighted average shares of Class B common stock and potential common shares outstanding—diluted	3,409	3,321

Basic net income (loss) per Class B common share	$0.08	$(0.02)
Diluted net income (loss) per Class B common share	$0.07	$(0.02)

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Class A	2	1,845
Class B	—	150

4.	FAIR VALUE MEASUREMENTS

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

•

Level 3 - The contingent liability associated with acquisitions is recorded at fair value using a Monte Carlo valuation approach, as well as inputs that are not observable in the market. This measurement includes an assessment of the probability of achieving certain cloud bookings-growth milestones and discounting the amount of each potential payment accordingly.

The following table sets forth the financial assets and liability, measured at fair value, as of April 30, 2021 and January 31, 2021:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of April 30, 2021
Money market mutual funds	$117,109
Certificates of deposit	$11,838
Liability related to the interest rate swap		$(261)
Contingent liability associated with acquisitions			$(5,417)

As of January 31, 2021
Money market mutual funds	$80,611
Certificates of deposit	$9,262
Liability related to the interest rate swap		$(325)
Contingent liability associated with acquisitions			$(4,751)

Money market mutual funds and certificates of deposit are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $24.2 million and $52.6 million at April 30, 2021 and January 31, 2021, respectively.

The Company’s note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the note payable reasonably approximates fair value based on Level 2 inputs.

The contingent liability associated with acquisitions is classified as part of “Other current liabilities” and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

There have been no transfers between fair value measurement levels during the three months ended April 30, 2021.

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

The fair value of the derivative instrument at April 30, 2021 and January 31, 2021 was as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	April 30, 2021	January 31, 2021
Derivative instrument:
Interest rate swap	Other liabilities	$(261)	$(325)
Total		$(261)	$(325)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) was $64,000 and $(251,000) for three months ended April 30, 2021 and 2020 respectively.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at April 30, 2021 and January 31, 2021 were as follows:

	April 30, 2021	January 31, 2021
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$3,671	$3,655
Acquired software technology	9,391	6,191
Impact of foreign currency translation	7	-
	13,069	9,846
Less accumulated amortization	(2,224)	(1,866)
Capitalized software costs, net	$10,845	$7,980

The Company’s capitalized software development costs relate to translations and localizations of QAD Adaptive Applications. Acquired software technology costs relate to intellectual property purchased during the second and third quarters of fiscal 2019, the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first three months of fiscal 2022, approximately $0.3 million of costs and accumulated amortization were removed from the Condensed Consolidated Balance Sheet, related to capitalized software development costs which were fully amortized during the first three months of fiscal 2022.

Amortization of capitalized software costs was $0.7 million and $0.3 million for the three months ended April 30, 2021 and 2020, respectively. Amortization of capitalized software costs is included in “Cost of subscription” and “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of April 30, 2021 (in thousands):

Fiscal Years	Cost of License	Cost of Subscription	Total
2022 remaining	$847	$1,389	$2,236
2023	808	1,852	2,660
2024	363	1,852	2,215
2025	24	1,852	1,876
Thereafter	-	1,858	1,858
	$2,042	$8,803	$10,845

6.	BUSINESS COMBINATION

Foreign-Trade Zone Corporation

On April 5, 2021, the Company acquired all of the outstanding stock of Foreign-Trade Zone Corporation (FTZ Corp.), a leading provider of cloud-based Foreign-Trade Zone software and consulting services based in Mobile, Alabama. The Company is integrating FTZ Corp. into QAD Precision, the global trade and transportation division. The total consideration of approximately $12.6 million is comprised of $9.5 million in cash, net of cash acquired of $3.5 million, a contingent earnout consideration with an estimated fair value of $0.7 million and a promissory note of $2.4 million. The earnout consideration is between zero and $2.4 million based on FTZ Corp.’s cloud bookings growth over the next three years. The Company completed the acquisition for the purpose of expanding its product offering and driving revenue growth.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $3.5 million	$4,194
Goodwill	7,217
Other intangible assets	8,280
Total assets acquired	19,691
Liabilities assumed	(1,668)
Deferred tax liability	(1,951)
Net assets acquired	$16,072

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the expected synergistic benefits of being able to leverage FTZ Corp.’s software with the Company’s existing software to provide an integrated suite to the customer bases of both the Company and FTZ Corp. The acquired goodwill is not deductible for tax purposes.

Identified intangible assets will be amortized to cost of subscription and operating expense, based upon the nature of the asset, ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts):

	Estimated useful life (years)	Fair value	Estimated annual amortization	Statement of operations classification
Software technology	5	$3,200	$640	Cost of subscription
Customer relationships	5	5,000	1,000	Amortization of intangible assets from acquisitions
Trade Name	5	80	16	Amortization of intangible assets from acquisitions

		$8,280

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to FTZ Corp. that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation. The Company continues to gather information and evaluate pre-acquisition contingencies that it has assumed. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts will be recorded as adjustments to the purchase price allocation.

The financial results of FTZ Corp. are included in the Condensed Consolidated Financial Statements from the date of acquisition. Pro forma information has not been presented for operations of FTZ Corp. as the impact was not material to the Company’s Condensed Consolidated Financial Statements.

Allocation Network GmbH

On December 31, 2020, the Company acquired all of the outstanding stock of Allocation Network GmbH (Allocation Network), a best-in class provider of strategic sourcing and supplier management solutions founded in 1998 and headquartered in Munich, Germany. The total consideration of approximately $19.0 million is comprised of $14.2 million in cash, net of cash acquired of $0.9 million, and a contingent earnout consideration at an estimated fair value of $4.8 million. The earnout consideration is between zero and $10.2 million based on Allocation Network’s cloud bookings growth over the next three years. The Company completed the acquisition for the purpose of expanding its product offering and driving revenue growth.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Tangible assets, including cash acquired of $0.9 million	$3,420
Goodwill	12,785
Other intangible assets	7,751
Total assets acquired	23,956
Liabilities assumed	(1,576)
Deferred tax liability	(2,549)
Net assets acquired	$19,831

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the expected synergistic benefits of being able to leverage Allocation Network’s software with the Company’s existing software to provide an integrated suite to the customers of both the Company and Allocation Network. The acquired goodwill is not deductible for tax purposes.

Identified intangible assets will be amortized to cost of subscription and operating expense, based upon the nature of the asset, ratably over the estimated useful life, as detailed in the table below (in thousands, except year amounts):

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

The financial results of Allocation Network are included in the Condensed Consolidated Financial Statements from the date of acquisition. Pro forma information has not been presented for operations of Allocation Network as the impact was not material to the Company’s Condensed Consolidated Financial Statements.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended April 30, 2021 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2021	$40,944	$(15,608)	$25,336
Additions	7,217	-	7,217
Impact of foreign currency translation	(46)	-	(46)
Balance at April 30, 2021	$48,115	$(15,608)	$32,507

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2021. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2020. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2021. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended April 30, 2021 that would cause the Company to test goodwill for impairment.

Intangible Assets

	April 30, 2021	January 31, 2021
	(in thousands)
Amortizable intangible assets:
Customer relationships	$8,039	$3,039
Trade name	80	-
Impact of foreign currency translation	(25)	-
Less accumulated amortization	(908)	(681)
Amortizable intangible assets, net	$7,186	$2,358

The Company’s intangible assets are related to acquisitions completed in the second and third quarters of fiscal 2019, the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets, and are amortized over an estimated five-year useful life.

Amortization of intangible assets from acquisitions was $0.2 million and $0.1 million for the three months ended April 30, 2021 and 2020, respectively. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of April 30, 2021:

Fiscal Years	(in thousands)
2022 remaining	$1,214
2023	1,619
2024	1,506
2025	1,355
Thereafter	1,492
$7,186

8.	DEBT

	April 30, 2021	January 31, 2021
	(in thousands)
Note payable	$12,235	$12,366
Less current maturities	(533)	(527)
Less loan origination costs, net	(11)	(14)
Long-term debt	$11,691	$11,825

Note payable for FTZ Corp. acquisition	$2,400	$-

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.11% at April 30, 2021. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million when the loan matures on June 1, 2022. The unpaid balance as of April 30, 2021 was $12.2 million.

Included in other liabilities, the Company owed $2.4 million as part of the acquisition cost for FTZ Corp. The note is payable to the sellers of FTZ Corp. over four years and accrues interest at 4%.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2021	$(8,188)
Other comprehensive loss before reclassifications	(161)
Amounts reclassified from accumulated other comprehensive loss	-
Net current period other comprehensive loss	(161)
Balance as of April 30, 2021	$(8,349)

During the three months ended April 30, 2021 there were no reclassifications from accumulated other comprehensive loss.

10.	INCOME TAXES

In determining the provision for income taxes for the first three months of fiscal 2022, the Company calculated income tax expense based on the estimated annual tax rate for the year, compared to the first three months of the prior year where the Company calculated income tax expense based on actual quarterly results. The annual effective tax rate was adjusted for discrete items recorded during the period. The estimated annual tax rate for the year was used in the current period because the Company is forecasting profits for the full fiscal year 2022.  Actual quarterly results were used in fiscal 2021 since they provided a more reliable estimate of quarterly tax expense since the Company was expecting near breakeven results.

The Company recorded income tax (benefit) expense of $(1.4) million and $1.0 million for the first three months of fiscal 2022 and 2021, respectively. The Company’s estimated effective income tax rate was (302%) and 170% for the first quarter of fiscal 2022 and 2021, respectively. The effective tax rate will generally differ from the U.S. federal statutory tax rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and tax credits. The reduction in the effective tax rate for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 was primarily due to a planned intercompany sale of intellectual property and the release of $2.0 million in the Company’s valuation allowance in the three months ended April 30, 2021 as a result of the acquisition of FTZ Corporation.

At April 30, 2021 and  January 31, 2021, the gross amount of unrecognized tax benefits was $1.3 million for both periods, including interest and penalties. The unrecognized tax benefits for the first three months of fiscal 2021 and fiscal 2020 were each reduced by $1.0 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of the first quarter of fiscal 2022 and 2021, the Company accrued approximately $0.1 million of interest and penalty expense relating to unrecognized tax benefits.

The Company reviews its net deferred tax assets by entity at each balance sheet date to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. During the first three months of fiscal year 2022 management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Management assessed the transfer pricing methodology, the historical profits, the economics of the country in which the entity operates, the impact of COVID-19, the current and future customer base, the type and character of the deferred tax asset and any other current and relevant information by entity to draw its conclusion.

A valuation allowance has been established for select foreign jurisdictions along with U.S. federal and state net deferred tax assets. The following table discloses the Company’s valuation allowance by entity (in millions):

Jurisdiction	April 30, 2021	January 31, 2021
U.S. federal and state	$27.1	$30.3
Ireland	12.1	12.0
Brazil	6.1	6.1
South Africa	0.2	0.2
Total valuation allowance	$45.5	$48.6

At April 30, 2021 and  January 31, 2021, the worldwide valuation allowance attributable to deferred tax assets was $45.5 million and $48.6 million, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013 and 2018
●	France for fiscal years ended January 31, 2018, 2019 and 2020

11.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first three months of fiscal 2022:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount (in thousands)
4/14/2021	4/28/2021	5/5/2021	$0.072	$0.06	$1,454

12.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs, PSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 6 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2021.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Cost of subscription	$112	$107
Cost of maintenance	127	109
Cost of professional services	385	337
Sales and marketing	769	508
Research and development	609	451
General and administrative	1,635	893
Total stock-based compensation expense	$3,637	$2,405

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the three months ended April 30, 2021:

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock at January 31, 2021	698	$41.56
Granted	12	71.65
Released (1)	(8)	30.97
Forfeited	(11)	40.56
Restricted stock at April 30, 2021	691	$42.23

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2021, the Company withheld 3,000 shares for payment of these taxes at a value of $0.2 million.

Total unrecognized compensation cost related to RSUs was approximately $20.3 million as of April 30, 2021. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

PSU Information

The following table summarizes the activity for PSUs for the three months ended April 30, 2021:

	PSUs (in thousands)	Weighted Average Grant Date Fair Value
Performance stock units at January 31, 2021	153	$40.26
Granted	—	—
Released	—	—
Forfeited	—	—
Performance stock units at April 30, 2021	153	$40.26

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended April 30, 2021, the Company did not withhold shares for payment of these taxes as there were no shares released during the quarter.

Total unrecognized compensation cost related to PSUs was approximately $1.5 million as of April 30, 2021. This cost is expected to be recognized over a period of approximately 0.6 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the three months ended April 30, 2021:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2021	1,144	$27.01
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at April 30, 2021	1,144	$27.01	2.6	$47,013
Vested and exercisable at April 30, 2021	1,002	$24.28	2.3	$43,525

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of April 30, 2021, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on April 30, 2021. The total intrinsic value of SARs exercised in the three months ended April 30, 2021 was zero.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three months ended April 30, 2021, the Company did not withhold shares for payment of these taxes as there were no exercises during the quarter.

At April 30, 2021, there was approximately $1.0 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 0.8 years.

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

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Revenue:
North America (1)	$39,240	$37,002
EMEA	28,713	22,568
Asia Pacific	10,268	9,642
Latin America	4,750	4,935
	$82,971	$74,147

(1)	Sales into Canada accounted for 3% and 2% of North America total revenue in the three months ended April 30, 2021 and 2020, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy and future conditions. A number of risks and uncertainties could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A entitled “Risk Factors” within our Annual Report on Form 10-K for the year ended January 31, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions, expectations and projections only as of the date hereof and are subject to risks, uncertainties and assumptions about our business. We undertake no obligation to revise or update or publicly release the results of any revision or update to these forward-looking statements except as required by applicable securities laws. Readers should carefully review the risk factors and other information described in other documents we file from time to time with the Securities and Exchange Commission (SEC).

INTRODUCTION

The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended January 31, 2021, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including a) revenue and b) income taxes, are further discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, except as described in Note 1 “Basis of Presentation and Recent Accounting Pronouncements” within the Notes to Condensed Consolidated Financial Statements.

BUSINESS OVERVIEW

QAD (QAD, the Company, we or us) is a leading provider of next generation manufacturing and supply chain solutions in the cloud. Our solutions, called QAD Adaptive Applications, are designed specifically for automotive, life sciences, consumer products, food and beverage, high technology and industrial products manufacturers. QAD software offers a full set of core manufacturing enterprise resource planning and supply chain planning capabilities. Our architecture, called the QAD Enterprise Platform, allows manufacturers to upgrade existing functionality by module, and extend or create new applications, providing manufacturers with the flexibility they need to innovate and rapidly adapt to change.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first three months of fiscal 2022, approximately 47% of our total revenue was generated in North America, 35% in EMEA, 12% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At April 30, 2021, we employed approximately 1,930 employees worldwide, of which 640 employees were based in North America, 625 employees in EMEA, 555 employees in Asia Pacific and 110 employees in Latin America.

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

We are transitioning our business model from traditional on-premises licensing to cloud-based subscriptions. During the first three months of fiscal 2022, we closed virtually all of our new customer deals in the cloud. On a rolling 12-month basis, subscription billings grew by 20% with a three-year compound annual growth rate (CAGR) of 22%. Recurring revenue, which we define as subscription revenue plus maintenance revenue, equaled 76% of total revenue for the fiscal 2022 first quarter. By reducing our customers’ up-front costs and providing QAD Adaptive Applications with continuous application and infrastructure support in secure and resilient environments, we expect our cloud business model will be more attractive than on-premises licenses. We expect recurring revenue to remain a majority of total revenue as our subscription revenue continues to grow.

In late 2019, a novel strain of COVID-19 was identified, and in March 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain and mitigate the virus, including travel bans and restrictions; business shut-downs and limitations; quarantines and shelter-in-place; and social distancing orders.

Our priorities during the pandemic have been the health and well-being of our employees, our customers and their respective families and communities as well as maintaining continuity of service for our cloud and on-premises customers and those customers with implementation or upgrade projects. Beginning in the first fiscal quarter of fiscal 2021 and continuing through the first quarter of fiscal 2022, we took actions in response to the pandemic that focused on maintaining business continuity, supporting our employees, helping our customers and communities and preparing for the long-term success of our business. We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement or cancellation of certain sales and marketing events, among other modifications. In the first quarter of fiscal 2021, we closed our offices globally and our employees worked remotely. These actions remained in effect throughout fiscal 2021 and during the first quarter of fiscal 2022 and are expected to extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but actions we have taken to date in response to the pandemic have not materially impaired, and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

While the effects of the pandemic in the short to medium term remain uncertain, we do see growth in manufacturing activity with the global PMI level at a ten-year high. Our business has a strong cash position with little debt and cash flow remains positive.  For these reasons, we believe our financial position is solid and our long-term strategy is sound.

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

Revenue

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
(in thousands)	April 30, 2021	April 30, 2020	Constant Currency	to Currency Fluctuations	$	%
Revenue
Subscription	$36,686	$30,771	$4,948	$(967)	$5,915	19%
Percentage of total revenue	44%	41%
License	3,115	1,221	1,806	(88)	1,894	155%
Percentage of total revenue	4%	2%
Maintenance	26,563	26,408	(960)	(1,115)	155	1%
Percentage of total revenue	32%	36%
Professional services	16,607	15,747	216	(644)	860	5%
Percentage of total revenue	20%	21%
Total revenue	$82,971	$74,147	$6,010	$(2,814)	$8,824	12%

Total Revenue. On a constant currency basis, total revenue was $83.0 million for the first quarter of fiscal 2022, representing a $6.0 million, or 8%, increase from $77.0 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the first quarter of fiscal 2022 included increases in subscription, license and professional services partially offset by a decrease in maintenance. Revenue outside the North America region as a percentage of total revenue was 53% and 50% for the first quarter of fiscal 2022 and 2021, respectively. On a constant currency basis, total revenue increased in our North America, EMEA and Asia Pacific regions, and decreased in our Latin America region during the first quarter of fiscal 2022 when compared to the same period in the prior year.

Our products and services are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
Automotive	29%	33%
Consumer products and food and beverage	16%	16%
High technology and industrial products	36%	36%
Life sciences and other	19%	15%
Total revenue	100%	100%

The change in percentage of revenue by industry for automotive in the first quarter of fiscal 2022 compared to the same quarter last year primarily relates to an increase of subscription and license revenue in the life sciences and high technology and industrial products industries as well as lower professional services revenue in the automotive industry.  The prior year period included several large automotive services implementation projects.

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

On a constant currency basis, subscription revenue was $36.7 million for the first quarter of fiscal 2022, representing a $5.0 million, or 16%, increase from $31.7 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first quarter of fiscal 2022 when compared to the same period last year. One of the metrics that management uses to monitor subscription performance is the number of new cloud deals that have been signed in the period. In the first quarter of fiscal 2022 we closed 33 new subscription deals, including 23 new customers and 10 conversions from existing customers who previously purchased on-premises licenses. This compared to the first quarter of fiscal 2021 when we closed 14 new subscription deals, including 9 new customers and 5 conversions from existing customers who previously were running our solutions on-premises. The increase in subscription revenue consists of new customer sites, existing customers converting from on-premises, and additional users and modules purchased by our existing cloud customers.

We track our retention rate of subscription by calculating the annualized revenue of customer sites with contracts up for renewal at the beginning of the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Our subscription customer retention rate is in excess of 95%.

The following table presents subscription revenue by region for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
North America	55%	58%
EMEA	30%	27%
Asia Pacific	9%	9%
Latin America	6%	6%
Total subscription revenue	100%	100%

The following table presents subscription revenue by industry for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
Automotive	31%	35%
Consumer products and food and beverage	15%	15%
High technology and industrial products	29%	28%
Life sciences and other	25%	22%
Total subscription revenue	100%	100%

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

On a constant currency basis, license revenue was $3.1 million for the first quarter of fiscal 2022, representing a $1.8 million, or 138%, increase from $1.3 million for the same period last year. On a constant currency basis, license revenue increased in our North America, EMEA and Asia Pacific regions and decreased in our Latin America region during the first quarter of fiscal 2022 when compared to the same period last year. License revenue generated in both periods is from existing customers purchasing additional users and modules. License revenue in the prior year was negatively impacted by the onset of the COVID-19 pandemic.

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

On a constant currency basis, maintenance revenue was $26.6 million for the first quarter of fiscal 2022, representing a $0.9 million, or 3%, decrease from $27.5 million for the same period last year. On a constant currency basis, maintenance revenue decreased in all our regions during the first quarter of fiscal 2022 when compared to the same period last year. The decrease in maintenance revenue period over period was primarily due to customer cancellations and continued conversions of existing customers’ on-premises licenses to cloud subscriptions. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering.

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

On a constant currency basis, professional services revenue was $16.6 million for the first quarter of fiscal 2022, representing a $0.2 million, or 1%, increase from $16.4 million for the same period last year. On a constant currency basis, professional services revenue remained consistent in our North America region, and increased in EMEA while decreasing in Asia Pacific and Latin America regions during the first quarter of fiscal 2022 when compared to the same period last year. Our strategy continues to be to outsource more professional services to our partners in order to have a large global partner network to meet our growth goals and customer demand.

Total Cost of Revenue

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	April 30, 2021	April 30, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Cost of revenue
Cost of subscription	$12,162	$10,348	$(1,757)	$(57)	$(1,814)	-18%
Cost of license	538	401	(136)	(1)	(137)	-34%
Cost of maintenance	6,555	6,744	322	(133)	189	3%
Cost of professional services	14,934	14,932	631	(633)	(2)	0%
Total cost of revenue	$34,189	$32,425	$(940)	$(824)	$(1,764)	-5%
Percentage of revenue	41%	44%

Total cost of revenue consists of cost of subscription, cost of license, cost of maintenance and cost of professional services. Cost of subscription includes salaries, benefits, bonuses and other personnel expenses of our cloud operations employees, stock-based compensation for those employees, hosting and hardware costs, amortization of capitalized software costs, third-party contractor expense, royalties, professional fees, travel expense, and an allocation of information technology and facilities costs. Cost of license includes license royalties and amortization of capitalized software costs. Cost of maintenance includes salaries, benefits, bonuses and other personnel expenses of our support group, stock-based compensation for those employees, travel expenses, professional fees and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits, bonuses and other personnel expenses of our services employees, stock-based compensation for those employees, third-party contractor expense, travel expense and an allocation of information technology and facilities costs.

On a constant currency basis, total cost of revenue was $34.2 million and $33.2 million for the first quarter of fiscal 2022 and 2021, respectively, and as a percentage of total revenue was 41% and 44% in the first quarter of fiscal 2022 and 2021, respectively. The non-currency related increase in cost of revenue of $1.0 million, or 3%, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to higher subscription salaries and related costs, higher hosting costs associated with the increase in subscription revenue and higher amortization of acquired capitalized software costs partially offset by lower travel costs and lower professional services salaries and related costs. Headcount increased 12 people within subscription and decreased 29 people within professional services when comparing the headcount at April 30, 2021 to April 30, 2020.

Cost of Subscription. On a constant currency basis, cost of subscription was $12.2 million for the first quarter of fiscal 2022, representing a $1.8 million, or 17%, increase from $10.4 million for the same period last year. The non-currency related increase in cost of subscription of $1.8 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to higher salaries and related costs of $0.4 million, higher amortization of acquired capitalized software costs of $0.4 million primarily related to the amortization of our recent acquisitions, higher hosting costs of $0.4 million and a one-time technology purchase of $0.3 million. Cost of subscription as a percentage of subscription revenue was 33% and 34% in the first quarter of fiscal 2022 and 2021, respectively. We continue to focus on improving our subscription margins over time by leveraging ongoing economies of scale and implementing operational efficiencies. We have experienced and may experience in the future quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

Cost of License. On a constant currency basis, cost of license was $0.5 million for the first quarter of fiscal 2022, representing a $0.1 million, or 25% increase from $0.4 million for the same period last year. The non-currency related increase in cost of license of $0.1 million for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was due to higher license royalty expense of $0.1 million. License royalty expense as a percent of license revenue remained relatively consistent year over year.

Cost of Maintenance. On a constant currency basis, cost of maintenance was $6.6 million for the first quarter of fiscal 2022, representing a $0.3 million, or 4%, decrease from $6.9 million for the same period last year. The non-currency related decrease in cost of maintenance of $0.3 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to a lower allocation of information technology and facilities costs of $0.2 million. Cost of maintenance as a percentage of maintenance revenue was 25% and 26% for the first quarter of fiscal 2022 and 2021, respectively.

Cost of Professional Services. On a constant currency basis, cost of professional services was $14.9 million for the first quarter of fiscal 2022, representing a $0.7 million, or 4%, decrease from $15.6 million for the same period last year. The non-currency related decrease in cost of professional services of $0.7 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to lower travel costs of $0.7 million, lower salaries and related costs of $0.4 million as a result of lower headcount of 29 people, and a lower allocation of information technology and facilities costs of $0.4 million partially offset by higher bonuses of $0.4 million and higher cross charges from other departments of $0.2 million. Cost of professional services as a percentage of professional services revenues was 90% and 95% for the first quarter of fiscal 2022 and 2021, respectively.  Our professional services strategy has been to grow our partner network, perform more services via third party consultants and perform more services remotely.

Sales and Marketing

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	April 30, 2021	April 30, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Sales and marketing	$19,567	$18,557	$(405)	$(605)	$(1,010)	-5%
Percentage of revenue	24%	25%

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

On a constant currency basis, sales and marketing expense was $19.6 million for the first quarter of fiscal 2022, representing a $0.4 million, or 2%, increase from $19.2 million for the same period last year. The non-currency related increase in sales and marketing expense of $0.4 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to higher salaries and related costs of $0.8 million, higher bonuses of $0.5 million, higher systems costs of $0.3 million and higher stock-based compensation expense of $0.3 million, partially offset by lower customer conference costs of $0.9 million and lower travel expenses of $0.7 million.

Research and Development

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	April 30, 2021	April 30, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Research and development	$15,638	$14,017	$(1,125)	$(496)	$(1,621)	-12%
Percentage of revenue	19%	19%

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

On a constant currency basis, research and development expense was $15.6 million for the first quarter of fiscal 2022, representing a $1.1 million, or 8%, increase from $14.5 million for the same period last year. The non-currency related increase in research and development expense of $1.1 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to higher salaries and related costs of $1.0 million as a result of higher headcount of 19 people and higher bonuses of $0.4 million, partially offset by lower cross charges from other departments of $0.3 million.

General and Administrative

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	April 30, 2021	April 30, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
General and administrative	$12,576	$10,017	$(2,319)	$(240)	$(2,559)	-26%
Percentage of revenue	15%	13%

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

On a constant currency basis, general and administrative expense was $12.6 million for the first quarter of fiscal 2022, representing a $2.3 million, or 22% increase from $10.3 million for the same period last year. The non-currency related increase in general and administrative expense of $2.3 million in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 was primarily due to higher legal fees of $1.1 million, higher stock-based compensation of $0.7 million, higher bonuses of $0.5 million and higher salaries and related costs of $0.3 million, partially offset by lower bad debt expense of $0.5 million. The increase in legal expense primarily relates to litigation around customer license usage.

Amortization of Intangible Assets from Acquisitions

Amortization of intangible assets from acquisitions was $240,000 and $64,000 in the first quarter of fiscal 2022 and 2021, respectively. The increase relates to the amortization of intangible assets from the acquisitions of Allocation Network in the fourth quarter of fiscal 2021 and FTZ Corp. in the first quarter of fiscal 2022.

Total Other Expense (Income)

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2021	$	%	April 30, 2020
(in thousands)
Other expense (income)
Interest income	$(74)	$(362)	-83%	$(436)
Interest expense	141	9	6%	150
Other (income), net	238	(1,470)	-119%	(1,232)
Total other expense (income), net	$305	$(1,823)	-120%	$(1,518)
Percentage of revenue	0%			-2%

Total other expense (income), net was $0.3 million and $(1.5) million for the first quarter of fiscal 2022 and fiscal 2021, respectively. The change in net other expense (income) was primarily related to higher foreign exchange losses of $1.7 million and lower interest income of $0.4 million partially offset by the favorable change in fair value of the credit swap of $0.3 million.  Interest rates have declined substantially from the first three months of fiscal 2021 resulting in lower interest income earned on our cash and equivalents. The U.S. dollar versus foreign currencies exchange rates in the countries where we conduct business have fluctuated significantly since the onset of the global pandemic, most notably versus the euro and Mexican peso.

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

Income Tax (Benefit) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	April 30, 2021	$	%	April 30, 2020
(in thousands)
Income tax (benefit) expense	$(1,376)	$(2,371)	-238%	$995
Percentage of revenue	-2%			1%
Effective tax rate	-302%			170%

In determining the provision for income taxes for the first three months of fiscal 2022, we calculated income tax expense based on the estimated annual tax rate for the year, compared to the first three months of fiscal 2021 where we calculated income tax expense based on actual quarterly results.  The results were adjusted for discrete items recorded during the period. The estimated annual tax rate for the year was used in the current period since we are forecasting profits for the full fiscal year 2022. Actual quarterly results were used in fiscal 2021 since they provided a more reliable estimate of quarterly tax expense since we were expecting near breakeven results.

We recorded income tax (benefit) expense of $(1.4) million and $1.0 million for the first three months of fiscal 2022 and 2021, respectively. Our estimated effective income tax rate was (302%) and 170% for the first quarter of fiscal 2022 and fiscal 2021, respectively. Our effective tax rate will generally differ from the U.S. federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and tax credits. The change in the effective tax rate was primarily due to a planned intercompany sale of intellectual property and the release of $2.0 million in the Company’s valuation allowance as a result of the acquisition of FTZ Corp.

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

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Total revenue	$82,971	$74,147

Net income (loss)	1,832	(410)
Add back:
Net interest expense (income)	67	(286)
Depreciation	1,246	1,296
Amortization	897	354
Income tax (benefit) expense	(1,376)	995
EBITDA	$2,666	$1,949
Add back:
Stock-based compensation expense	3,637	2,405
Change in fair value of interest rate swap	(64)	251
Adjusted EBITDA	$6,239	$4,605
Adjusted EBITDA margin	8%	6%

Non-GAAP pre-tax income reconciliation
Income before income taxes	$456	$585
Add back:
Stock-based compensation expense	3,637	2,405
Amortization of purchased intangible assets	600	71
Change in fair value of interest rate swap	(64)	251
Non-GAAP income before income taxes	$4,629	$3,312

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

At April 30, 2021, our principal sources of liquidity were cash and equivalents totaling $153.1 million and net accounts receivable of $44.9 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 87% of our cash and equivalents were held in U.S. dollar denominated accounts as of April 30, 2021.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held outside of the United States was 59% and 58% as of April 30, 2021 and January 31, 2021, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and government securities funds. The remaining cash and equivalents are held in deposit and saving accounts and certificates of deposit.

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

The following table summarizes our cash flows for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$20,686	$10,912
Net cash used in investing activities	(10,000)	(1,289)
Net cash used in financing activities	(347)	(1,683)
Effect of foreign exchange rates on cash and equivalents	287	(4,503)
Net increase in cash and equivalents	$10,626	$3,437

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee-related compensation payments, vendor payments and tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $20.7 million and $10.9 million for the first three months of fiscal 2022 and 2021, respectively. The increase in cash flows from operating activities was due primarily to net income of $1.8 million for the first three months of fiscal 2022 compared to a net loss of $(0.4) million for the same period in fiscal 2021, the lower negative cash flow effect of changes in accounts payable and other liabilities of $6.7 million and the higher positive cash flow effect of changes in accounts receivable of $5.5 million, partially offset by the negative cash flow effect of the non-cash net change in valuation allowance of $3.6 million. Due to the global pandemic, we have implemented cost control initiatives such as reduced travel and discretionary spending. These measures have lowered expenses and preserved cash.

Net cash used in investing activities consisted primarily of acquisitions and capital expenditures. During the first quarter of fiscal 2022, we acquired FTZ Corp. in order to enhance our product offering in our global trade and transportation division. The total purchase price, excluding future earn-out payments, was $9.5 million, net of cash acquired of $3.5 million.  Capital expenditures were $0.2 million and $1.0 million for the first three months of fiscal 2022 and 2021, respectively. The decrease in capital expenditures primarily relates to lower building improvements and computer equipment in the first three months of fiscal 2022 compared to the same period in the prior year. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of dividends. In the first three months of fiscal 2022, we did not make any dividend payments. In the first three months of fiscal 2021, we made dividend payments $1.4 million. On a regular basis, the Board of Directors evaluates our ability to continue to pay dividends and the structure of potential future dividend payments.

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

DSO under the countback method was 48 days and 56 days as of April 30, 2021 and 2020, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 49 days and 57 days as of April 30, 2021 and 2020. We believe our reserve methodology is adequate, our reserves are properly stated as of April 30, 2021 and the quality of our receivables remains good.

In connection with our acquisition of Allocation Network GmbH in the fourth quarter of fiscal 2021, we entered into an agreement that included future payments over three years from the acquisition date that are contingent upon cloud bookings growth. The potential undiscounted amount of all future cash payments under the contingent consideration agreements is between zero and $10.2 million. In connection with our acquisition of FTZ Corp. in the first quarter of fiscal 2022, we entered into an agreement that included future payments over three years from the acquisition date that are contingent upon cloud bookings growth. The potential undiscounted amount of all future cash payments under the contingent consideration agreements is between zero and $2.4 million.

We signed a note payable for $2.4 million as part of the acquisition cost for FTZ Corp. There have been no other material changes in our contractual obligations or commercial commitments outside the ordinary course of business. Cash requirements for items other than normal operating expenses are anticipated for capital expenditures, dividend payments and other equity transactions. We may require cash for acquisitions of new businesses, software products or technologies complementary to our business.

We are continuing to monitor the impact of COVID-19 on our operating results and liquidity and believe the global pandemic could negatively impact operating results and liquidity throughout fiscal 2022.  We have previously implemented, and continue to maintain, cost savings measures in the areas of travel, personnel expense and discretionary spending.  We continue to monitor our costs and if needed, we will reduce costs further throughout fiscal 2022.  Because we have $153.1 million of cash and our only debt is the mortgage of our corporate headquarters of $12.2 million and a note payable for the FTZ Corp. acquisition of $2.4 million, we believe we are in a solid position to withstand possible negative impacts to our revenue, operating income and liquidity from COVID-19 in fiscal 2022.  We believe that our cash on hand and net cash provided by operating activities will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service, dividend payments and other cash needs for at least the next twelve months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2021 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2021.

Note Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.11% at April 30, 2021. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million when the loan matures on June 1, 2022. The unpaid balance as of April 30, 2021 was $12.2 million.

Included in other liabilities, the Company owes $2.4 million as part of the acquisition cost for FTZ Corp. The note is payable to the sellers of FTZ Corp. over four years with $0.6 million paid each year for 4 years and accrues interest at 4%.

Obligations associated with acquisitions

We estimate the fair value of the contingent consideration issued in business combinations using a Monte Carlo valuation approach, as well as unobservable inputs, such as forecasted financial information, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair value of our liability-classified contingent consideration is remeasured at each reporting period with any changes in the fair value recorded as income or expense. In connection with our acquisition of Allocation Network GmbH in the fourth quarter of fiscal 2021, we entered into an agreement that included future payments that are contingent upon cloud bookings growth over the next three years. The potential undiscounted amount of all future cash payments under the contingent consideration agreements is between zero and $10.2 million. In connection with our acquisition of FTZ Corp. in the first quarter of fiscal 2022, we entered into an agreement that included future payments that are contingent upon cloud bookings growth over the next three years. The potential undiscounted amount of all future cash payments under the contingent consideration agreements is between zero and $2.4 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2021 and the first three months of fiscal 2022 due primarily to the volatility of the euro and Mexican peso in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of April 30, 2021.

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

For the three months ended April 30, 2021 and 2020, approximately 51% and 49%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 38% and 35% for the three months ended April 30, 2021 and 2020, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 3%, and our operating income would be adversely affected by approximately 133%.

For the three months ended April 30, 2021 and 2020, foreign currency transaction and remeasurement (losses) gains totaled ($0.2) million and $1.5 million, respectively, and are included in “Other expense (income), net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.4 million.

These estimates assume adverse shifts in all foreign currency exchange rates against the U.S. dollar, which do not always move in the same direction or in the same degrees. Actual results may differ materially from the hypothetical analysis.

Interest Rates. We invest our surplus cash in a variety of financial instruments, consisting principally of short-term marketable securities with maturities of less than 90 days at the date of purchase. Our investment securities are held for purposes other than trading. Cash balances held by subsidiaries are invested primarily in registered money market funds with local operating banks. Based on an interest rate sensitivity analysis of our cash and equivalents we estimate that a 10% adverse change in interest rates would not have a material adverse effect on our cash flows or financial condition for the next fiscal year.

Our long-term debt is comprised of a loan agreement, secured by real property, which bears interest at the one month LIBOR rate plus 2.25%. In conjunction with the loan agreement, we entered into an interest rate swap. The swap agreement has an initial notional amount and schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31%.

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the April 30, 2021 rates would cause less than a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

Included in other liabilities, the Company owes $2.4 million as part of the acquisition cost of FTZ Corp. The note is payable to the sellers of FTZ Corp. over four years and accrues interest at 4%.

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

Changes in internal control over financial reporting.  During the first quarter of fiscal 2022, we completed the implementation of a new revenue accounting system and, accordingly, modified certain existing control processes as well as implemented new control processes to adapt to changes for the new revenue system. There were no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2021.

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

QAD Inc.

(Registrant)

Date: June 8, 2021	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Chief Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)