Form 10-Q
period 2021-07-31
QAD INC
filed 2021-09-09
CIK 1036188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of August 31, 2021, there were 17,662,585 shares of the Registrant’s Class A common stock outstanding and 3,344,775 shares of the Registrant’s Class B common stock outstanding.

QAD INC.

PART I

ITEM 1 – FINANCIAL STATEMENTS

QAD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31, 2021	January 31, 2021
Assets

Current assets:
Cash and equivalents	$136,489	$142,501
Accounts receivable, net of allowances of $3,657 and $3,340 at July 31, 2021 and January 31, 2021, respectively	49,041	82,609
Prepaid expenses and other current assets, net	24,983	22,923
Total current assets	210,513	248,033
Property and equipment, net of accumulated depreciation and amortization of $40,857 and $42,596 at July 31, 2021 and January 31, 2021, respectively	23,653	25,598
Lease right-of-use assets	18,753	21,016
Capitalized software costs, net	10,227	7,980
Goodwill	32,198	25,336
Deferred tax assets, net	8,763	8,526
Other assets, net	18,522	14,298
Total assets	$322,629	$350,787

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$12,310	$527
Lease liabilities	4,763	4,904
Accounts payable	7,544	10,898
Deferred revenue	110,394	125,724
Other current liabilities	41,948	37,431
Total current liabilities	176,959	179,484
Long-term debt	-	11,825
Long-term lease liabilities	15,292	17,510
Other liabilities	13,876	12,502
Total liabilities	206,127	221,321
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued or outstanding	-	-
Common stock:
Class A, $0.001 par value. Authorized 71,000,000 shares; issued 17,662,567 and 17,375,453 shares at July 31, 2021 and January 31, 2021, respectively	17	17
Class B, $0.001 par value. Authorized 4,000,000 shares; issued 3,537,380 shares at both July 31, 2021 and January 31, 2021	4	4
Additional paid-in capital	200,461	205,630
Treasury stock, at cost 192,605 and 207,062 Class B shares at July 31, 2021 and January 31, 2021, respectively	(2,834)	(3,073)
Accumulated deficit	(72,337)	(64,924)
Accumulated other comprehensive loss	(8,809)	(8,188)
Total stockholders’ equity	116,502	129,466
Total liabilities and stockholders’ equity	$322,629	$350,787

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$38,426	$31,066	$75,112	$61,837
License	2,784	3,043	5,899	4,264
Maintenance	26,440	26,486	53,003	52,894
Professional services	17,189	13,486	33,796	29,233
Total revenue	84,839	74,081	167,810	148,228

Costs of revenue:
Subscription	12,072	10,739	24,234	21,087
License	548	565	1,086	966
Maintenance	6,682	6,413	13,237	13,157
Professional services	14,987	13,106	29,921	28,038
Total cost of revenue	34,289	30,823	68,478	63,248

Gross profit	50,550	43,258	99,332	84,980

Operating expenses:
Sales and marketing	19,494	17,420	39,061	35,977
Research and development	15,527	13,161	31,165	27,178
General and administrative	20,886	10,299	33,462	20,316
Amortization of intangible assets from acquisitions	399	65	639	129
Total operating expenses	56,306	40,945	104,327	83,600

Operating (loss) income	(5,756)	2,313	(4,995)	1,380

Other (income) expense:
Interest income	(69)	(213)	(143)	(649)
Interest expense	176	155	317	305
Other (income) expense, net	(508)	1,871	(270)	639
Total other (income) expense, net	(401)	1,813	(96)	295

(Loss) income before income taxes	(5,355)	500	(4,899)	1,085
Income tax expense (benefit)	967	440	(409)	1,435

Net (loss) income	$(6,322)	$60	$(4,490)	$(350)

Basic net (loss) income per share
Class A	$(0.31)	$0.00	$(0.22)	$(0.02)
Class B	$(0.26)	$0.00	$(0.18)	$(0.01)
Diluted net (loss) income per share
Class A	$(0.31)	$0.00	$(0.22)	$(0.02)
Class B	$(0.26)	$0.00	$(0.18)	$(0.01)

Net (loss) income	$(6,322)	$60	$(4,490)	$(350)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(460)	1,607	(621)	(1,048)
Total comprehensive (loss) income	$(6,782)	$1,667	$(5,111)	$(1,398)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

(unaudited)

	Six Months Ended July 31, 2021
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2021	17,375	3,537	(207)	$17	$4	$205,630	$(3,073)	$(64,924)	$(8,188)	$129,466
Net loss	—	—	—	—	—	—	—	(4,490)		(4,490)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(621)	(621)
Stock award exercises	79	—	14	—	—	(5,305)	239	—		(5,066)
Stock compensation expense	—	—	—	—	—	8,382	—	—	—	8,382
Dividends declared ($0.144 and $0.12 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(2,923)	—	(2,923)
Restricted stock	209	—	—	—	—	(8,246)	—	—	—	(8,246)
Balance, July 31, 2021	17,663	3,537	(193)	$17	$4	$200,461	$(2,834)	$(72,337)	$(8,809)	$116,502

	Six Months Ended July 31, 2020
	Number of Shares			Amount		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Class A	Class B	Treasury	Class A	Class B	Capital	Stock	Deficit	Loss	Equity
Balance, January 31, 2020	17,109	3,537	(216)	$17	$4	$197,824	$(3,226)	$(70,209)	$(8,345)	$116,065
Net loss	—	—	—	—	—	—	—	(350)	—	(350)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(1,048)	(1,048)
Stock award exercises	73	—	9	—	—	(2,576)	153	—	—	(2,423)
Stock compensation expense	—	—	—	—	—	6,356	—	—	—	6,356
Dividends declared ($0.144 and $0.12 per Class A and Class B share, respectively)	—	—	—	—	—	—	—	(2,879)	—	(2,879)
Restricted stock	183	—	—	—	—	(3,519)	—	—	—	(3,519)
Balance, July 31, 2020	17,365	3,537	(207)	$17	$4	$198,085	$(3,073)	$(73,438)	$(9,393)	$112,202

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,490)	$(350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,426	3,495
Amortization of costs capitalized to obtain and fulfill contracts	2,676	2,391
Amortization of right-of-use assets	2,939	2,910
Net change in valuation allowance	78	2,112
Change in fair value of contingent consideration	893	-
Other deferred income taxes	(2,538)	(2,004)
Loss on disposal of property and equipment	44	68
Provision for doubtful accounts and sales adjustments	454	1,212
Stock compensation expense	8,382	6,356
Change in fair value of derivative instrument	(118)	219
Other, net	-	12
Changes in assets and liabilities:
Accounts receivable	33,315	37,526
Costs capitalized to obtain and fulfill contracts	(3,052)	(2,246)
Prepaid expenses and other assets	(1,283)	2,616
Lease liabilities	(2,972)	(2,721)
Accounts payable	(3,412)	(4,071)
Deferred revenue	(16,736)	(23,840)
Other liabilities	2,759	(7,661)
Net cash provided by operating activities	21,365	16,024
Cash flows from investing activities:
Purchase of property and equipment	(393)	(1,325)
Acquisition, net of cash acquired	(9,493)	-
Capitalized software costs	(576)	(626)
Net cash used in investing activities	(10,462)	(1,951)
Cash flows from financing activities:
Repayments of debt	(335)	(306)
Tax payments related to stock awards	(13,312)	(5,942)
Dividends paid	(2,923)	(2,879)
Net cash used in financing activities	(16,570)	(9,127)

Effect of exchange rates on cash and equivalents	(345)	(956)

Net (decrease) increase in cash and equivalents	(6,012)	3,990

Cash and equivalents at beginning of period	142,501	136,717

Cash and equivalents at end of period	$136,489	$140,707

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$269	$293
Income taxes, net of refunds	$1,069	$2,203

See Accompanying Notes to Condensed Consolidated Financial Statements.

QAD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements fairly present the financial information contained therein. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements and footnotes are unaudited.  In management’s opinion, all necessary adjustments, consisting of normal, recurring and non-recurring adjustments, have been included in the accompanying Condensed Consolidated Financial Statements to present fairly the financial position and operating results of QAD Inc. (QAD or the Company). The Condensed Consolidated Financial Statements do not include all disclosures required by GAAP annual financial statements and should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. The Condensed Consolidated Financial Statements include the results of the Company and its wholly-owned subsidiaries. Because of seasonal and other factors, results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022.

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

Agreement and Plan of Merger with Thoma Bravo

On June 28, 2021, QAD entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by Thoma Bravo (TB), a leading private equity investment firm focused on the software and technology-enabled services sector, in an all-cash transaction with an equity value of approximately $2 billion. Under the terms of the Merger Agreement, and subject to satisfaction of the conditions set forth therein, QAD shareholders will receive $87.50 per share of Class A Common Stock or Class B Common Stock. Assuming completion of the transaction, QAD will become a private company.

Recent Accounting Pronouncements

Except as discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) or adopted by the Company during the six months ended  July 31, 2021, that are of significance, or potential significance, to the Company.

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued new guidance that is intended to simplify various aspects of the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intraperiod allocation and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in application of Topic 740. Generally, the topics must be applied prospectively upon adoption, with the exception of certain topics which are required to be applied on a retrospective or modified retrospective basis. The Company has adopted the new standard when applying the income tax guidance to franchise taxes that are partially based on income in the first quarter of fiscal 2022. The simplification did not have a material impact on our overall financial statements.

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

The Company generates revenue through subscriptions of its cloud-based software and through sales of licenses and maintenance provided to its on-premises customers. QAD offers professional services to both its cloud and on-premises customers to assist them with the design, testing and implementation of its software.

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

The Company’s revenue by geography is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
North America	$41,506	$38,998	$80,746	$76,000
EMEA	27,342	21,379	56,055	43,947
Asia Pacific	10,908	9,571	21,176	19,213
Latin America	5,083	4,133	9,833	9,068
Total revenue	$84,839	$74,081	$167,810	$148,228

The Company’s revenue by industry is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Automotive	$25,485	$22,275	$49,053	$46,412
Consumer products and food and beverage	13,684	13,476	27,088	25,290
High technology and industrial products	31,390	26,644	61,459	53,468
Life sciences and other	14,280	11,686	30,210	23,058
Total revenue	$84,839	$74,081	$167,810	$148,228

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

The contract assets indicated below are presented as other current and non-current assets in the Condensed Consolidated Balance Sheets. These assets primarily relate to professional services and subscription and consist of the Company’s rights to consideration for goods or services transferred but not billed as of July 31, 2021 and January 31, 2021. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows:

	July 31, 2021	January 31, 2021
	(in thousands)
Contract assets, short-term (in “Prepaid expenses and other current assets, net”)	$4,659	$2,117

Deferred revenue, short-term	$110,394	$125,724
Deferred revenue, long-term (in “Other liabilities”)	2,222	2,705
Total deferred revenue	$112,616	$128,429

During the six months ended July 31, 2021, the Company recognized $88.3 million of revenue that was included in the gross deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $302.3 million as of July 31, 2021, of which the Company expects to recognize approximately $188.4 million as revenue over the next twelve months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, QAD has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Deferred revenues consisted of the following:

	July 31, 2021	January 31, 2021
	(in thousands)
Deferred maintenance	$52,626	$66,833
Deferred subscription	54,836	55,873
Deferred professional services	2,864	2,649
Deferred license and other revenue	68	369
Deferred revenues, current	110,394	125,724
Deferred revenues, non-current (in “Other liabilities”)	2,222	2,705
Total deferred revenues	$112,616	$128,429

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions and sales agent fees which are deferred and amortized ratably over the term of economic benefit which the Company has determined to be five years. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions and sales agent fees are included in “Prepaid expenses and other current assets, net” and “Other assets, net”, respectively, in the Company’s Condensed Consolidated Balance Sheets. At July 31, 2021 and January 31, 2021, the Company had $13.5 million and $13.1 million, respectively, of deferred commissions and sales agent fees. Amortization expense related to deferred commissions and sales agent fees is recorded in “Sales and marketing” expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. For the three and six months ended July 31, 2021 amortization expense related to deferred commissions and sales agent fees was $1.2 million and $2.4 million, respectively, compared to $1.1 million and $2.1 million for the three and six months ended July 31, 2020, respectively.

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are deferred and amortized over the term of economic benefit which the Company has determined to be five years. The current and non-current portions of deferred setup costs are included in “Prepaid expenses and other current assets, net” and “Other assets, net”, respectively, in the Company’s Condensed Consolidated Balance Sheets. At July 31, 2021 and January 31, 2021, the Company had deferred setup costs of $1.3 million. Amortization expense related to deferred setup costs is recorded in “Cost of subscription” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income. Amortization expense related to deferred setup costs was $0.1 million and $0.3 million for the three and six months ended July 31, 2021, respectively; compared to $0.2 million and $0.3 million for the three and six months ended July 31, 2020, respectively.

Recoverability of these costs is subject to various business risks. Quarterly, the Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. No impairment losses were recognized during the six months ended July 31, 2021 and 2020.

3.	COMPUTATION OF NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income	$(6,322)	$60	$(4,490)	$(350)
Less: Dividends declared	(1,469)	(1,448)	(2,923)	(2,879)
Undistributed net loss	$(7,791)	$(1,388)	$(7,413)	$(3,229)

Net (loss) income per share – Class A Common Stock
Dividends declared	$1,269	$1,249	$2,523	$2,481
Allocation of undistributed net loss	(6,729)	(1,197)	(6,403)	(2,782)
Net (loss) income attributable to Class A common stock	$(5,460)	$52	$(3,880)	$(301)

Weighted average shares of Class A common stock outstanding— basic	17,533	17,245	17,457	17,179
Weighted average potential shares of Class A common stock	—	568	—	—
Weighted average shares of Class A common stock and potential common shares outstanding— diluted	17,533	17,813	17,457	17,179

Basic net (loss) income per Class A common share	$(0.31)	$0.00	$(0.22)	$(0.02)
Diluted net (loss) income per Class A common share	$(0.31)	$0.00	$(0.22)	$(0.02)

Net (loss) income per share – Class B Common Stock
Dividends declared	$200	$199	$400	$398
Allocation of undistributed net loss	(1,062)	(191)	(1,010)	(447)
Net (loss) income attributable to Class B common stock	$(862)	$8	$(610)	$(49)

Weighted average shares of Class B common stock outstanding— basic	3,339	3,321	3,335	3,321
Weighted average potential shares of Class B common stock	—	68	—	—
Weighted average shares of Class B common stock and potential common shares outstanding— diluted	3,339	3,389	3,335	3,321

Basic net (loss) income per Class B common share	$(0.26)	$0.00	$(0.18)	$(0.01)
Diluted net (loss) income per Class B common share	$(0.26)	$0.00	$(0.18)	$(0.01)

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

The following table sets forth the number of potential common shares not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Class A	1,646	340	1,737	1,822
Class B	102	—	111	150

4.	FAIR VALUE MEASUREMENTS

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

• Level 2 - The asset or liability related to the interest rate swap is recorded at fair value based upon a valuation model that uses relevant observable market inputs at quoted intervals, such as forward yield curves. The Company’s mortgage note payable bears a variable market interest rate commensurate with the Company’s credit standing. Therefore, the carrying amount outstanding under the mortgage note payable reasonably approximates fair value based on Level 2 inputs. The carrying value of the note payable for FTZ Corp. acquisition bears interest at a rate set forth in the terms of the promissory note. Therefore, the note payable for FTZ Corp. acquisition reasonably approximates fair value based on Level 2 inputs.

• Level 3 - The contingent liability associated with acquisitions is recorded at fair value using a Monte Carlo valuation approach, as well as inputs that are not observable in the market. This measurement includes an assessment of the probability of achieving certain cloud bookings-growth milestones and discounting the amount of each potential payment accordingly.

The following table sets forth the financial assets and liabilities, measured at fair value, as of July 31, 2021 and January 31, 2021:

	Fair value measurement at reporting date using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
As of July 31, 2021
Money market mutual funds	$98,630
Certificates of deposit	$12,453
Note payable for FTZ Corp. acquisition		$2,431
Liability related to the interest rate swap		$(207)
Contingent liability associated with acquisitions			$(6,217)

As of January 31, 2021
Money market mutual funds	$80,611
Certificates of deposit	$9,262
Liability related to the interest rate swap		$(325)
Contingent liability associated with acquisitions			$(4,751)

Money market mutual funds and certificates of deposit are classified as part of “Cash and equivalents” in the accompanying Condensed Consolidated Balance Sheets. The amount of cash and equivalents deposited with commercial banks was $25.4 million and $52.6 million at July 31, 2021 and January 31, 2021, respectively.

The note payable for FTZ Corp. acquisition is classified as part of “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets. The carrying value of the note approximates fair value. See Note 8 for additional details.

The contingent liability associated with acquisitions is classified as part of “Other current liabilities” and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets and the change in fair value is reported in “General and administrative” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The change in fair value of the contingent consideration recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was $0.9 million for both the three and six months ended July 31, 2021.

There have been no transfers between fair value measurement levels during the six months ended July 31, 2021.

Derivative Instruments

The Company entered into an interest rate swap in May 2012 to mitigate the exposure to the variability of one month LIBOR for its floating rate mortgage described in Note 8 “Debt” within these Notes to Condensed Consolidated Financial Statements. The fair value of the interest rate swap is reflected as an asset or liability in the Condensed Consolidated Balance Sheets and the change in fair value is reported in “Other expense (income), net” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The fair value of the interest rate swap is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date.

The fair values of the derivative instrument at July 31, 2021 and January 31, 2021 were as follows (in thousands):

	Liability
		Fair Value
	Balance Sheet Location	July 31, 2021	January 31, 2021
Derivative instrument:
Long-term interest rate swap	Other liabilities	$-	$(325)
Short-term interest rate swap	Current portion of long-term debt	(207)	-
Total		$(207)	$(325)

The change in fair value of the interest rate swap recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was $54,000 and $118,000 for the three and six months ended July 31, 2021, respectively; compared to $32,000 and $(219,000) for the three and six months ended July 31, 2020, respectively.

5.	CAPITALIZED SOFTWARE COSTS

Capitalized software costs and accumulated amortization at July 31, 2021 and January 31, 2021 were as follows:

	July 31, 2021	January 31, 2021
	(in thousands)
Capitalized software costs:
Capitalized software development costs	$3,711	$3,655
Acquired software technology	9,272	6,191
	12,983	9,846
Less accumulated amortization	(2,756)	(1,866)
Capitalized software costs, net	$10,227	$7,980

The Company’s capitalized software development costs relate to translations and localizations of QAD Adaptive Applications. Acquired software technology costs relate to intellectual property purchased during the second quarter fiscal 2019, the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022.

It is the Company’s policy to write off capitalized software development costs once fully amortized. Accordingly, during the first six months of fiscal 2022, approximately $0.5 million of costs and accumulated amortization were removed from the Condensed Consolidated Balance Sheet, related to capitalized software development costs which were fully amortized during the first six months of fiscal 2022.

Amortization of capitalized software costs was $0.8 million and $1.4 million for the three and six months ended July 31, 2021, respectively; compared to $0.3 million and $0.6 million for the three and six months ended July 31, 2020, respectively. Amortization of capitalized software costs is included in “Cost of subscription” and “Cost of license” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following table summarizes the estimated amortization expense relating to the Company’s capitalized software costs as of July 31, 2021:

Fiscal Years	Cost of License	Cost of Subscription	Total
	(in thousands)
2022 remaining	$588	$914	$1,502
2023	894	1,827	2,721
2024	450	1,827	2,277
2025	65	1,827	1,892
Thereafter	-	1,835	1,835
	$1,997	$8,230	$10,227

6.	BUSINESS COMBINATION

Foreign-Trade Zone Corporation

On April 5, 2021, the Company acquired all of the outstanding stock of Foreign-Trade Zone Corporation (FTZ Corp.), a leading provider of cloud-based Foreign-Trade Zone software and consulting services based in Mobile, Alabama. The Company is integrating FTZ Corp. into QAD Precision, the global trade and transportation division. The total consideration of approximately $12.9 million is comprised of $9.5 million in cash, net of cash acquired of $3.5 million, a contingent earnout consideration with an estimated fair value of $1.0 million and a promissory note of $2.4 million. The earnout consideration is between zero and $2.4 million based on FTZ Corp.’s cloud bookings growth over the next three years. The Company completed the acquisition for the purpose of expanding its product offering and driving revenue growth.

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

Allocation Network GmbH

On December 31, 2020, the Company acquired all of the outstanding stock of Allocation Network GmbH (Allocation Network), a best-in class provider of strategic sourcing and supplier management solutions founded in 1998 and headquartered in Munich, Germany. The total consideration of approximately $19.5 million is comprised of $14.2 million in cash, net of cash acquired of $0.9 million, and a contingent earnout consideration with an estimated fair value of $5.3 million. The earnout consideration is between zero and $10.2 million based on Allocation Network’s cloud bookings growth over the next three years. The Company completed the acquisition for the purpose of expanding its product offering and driving revenue growth.

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

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts of goodwill for the six months ended July 31, 2021 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Goodwill, Net
	(in thousands)
Balance at January 31, 2021	$40,944	$(15,608)	$25,336
Additions	7,217	-	7,217
Impact of foreign currency translation	(355)	-	(355)
Balance at July 31, 2021	$47,806	$(15,608)	$32,198

The Company performed its annual goodwill impairment review during the fourth quarter of fiscal 2021. The analysis compared the Company’s market capitalization to its net assets as of the test date, November 30, 2020. As the market capitalization significantly exceeded the Company’s net assets, there was no indication of goodwill impairment for fiscal 2021. The Company monitors the indicators for goodwill impairment testing between annual tests. No adverse events occurred during the six months ended July 31, 2021 that would cause the Company to test goodwill for impairment.

Intangible Assets

	July 31, 2021	January 31, 2021
	(in thousands)
Amortizable intangible assets:
Customer relationships	$8,039	$3,039
Trade name	80	-
Impact of foreign currency translation	(62)	-
Less accumulated amortization	(1,303)	(681)
Amortizable intangible assets, net	$6,754	$2,358

The Company’s intangible assets are related to acquisitions completed in the second and third quarters of fiscal 2019, the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022. Intangible assets are included in “Other assets, net” in the accompanying Condensed Consolidated Balance Sheets, and are amortized over an estimated five-year useful life.

Amortization of intangible assets from acquisitions was $0.4 million and $0.6 million for the three and six months ended July 31, 2021, respectively; compared to $0.1 million for both the three and six months ended July 31, 2020. The following table summarizes the estimated amortization expense relating to the Company’s intangible assets as of July 31, 2021:

Fiscal Years	(in thousands)
2022 remaining	$806
2022	1,611
2024	1,499
2025	1,348
Thereafter	1,490
$6,754

8.	DEBT

	July 31, 2021	January 31, 2021
	(in thousands)
Mortgage note payable	$12,103	$12,366
Less current maturities	(12,103)	(527)
Less loan origination costs, net	-	(14)
Long-term debt	$-	$11,825

Note payable for FTZ Corp. acquisition	$2,431	$-

Mortgage note payable

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.09% at July 31, 2021. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million when the loan matures on June 1, 2022. The unpaid balance as of July 31, 2021 was $12.1 million.

Note Payable for FTZ Corp. acquisition

The Company owes $2.4 million as part of the consideration for the FTZ Corp. acquisition. The note is payable to the sellers of FTZ Corp. over four years and accrues interest at 4%. The note is classified as part of “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, were as follows:

Foreign Currency Translation Adjustments
(in thousands)
Balance as of January 31, 2021	$(8,188)
Other comprehensive loss before reclassifications	(621)
Amounts reclassified from accumulated other comprehensive loss	-
Net current period other comprehensive loss	(621)
Balance as of July 31, 2021	$(8,809)

During the six months ended July 31, 2021 there were no reclassifications from accumulated other comprehensive loss.

10.	INCOME TAXES

In determining the provision for income taxes for the first six months of fiscal 2022, the Company calculated income tax expense based on the estimated annual effective tax rate for the year for all jurisdictions except the U.S. We calculated tax expense for the U.S. based on actual year-to-date tax expense since this yielded a more accurate representation of tax expense through the second quarter of fiscal 2022. In the prior year, the Company calculated income tax expense based on actual quarterly results. The annual effective tax rate is adjusted for discrete items recorded during the period. Actual results were used in fiscal 2021 since the Company was expecting near breakeven results and actuals provided a more reliable estimate of the quarterly tax expense.

The Company recorded income tax expense of $1.0 million and $0.4 million in the second quarter of fiscal 2022 and 2021, respectively. The Company’s effective tax rate was (18%) during the second quarter of fiscal 2022 compared to 88% for the same period in the prior year. The change in the effective tax rate was primarily due to the change in method of calculating tax expense, a planned intercompany sale of intellectual property and jurisdictional mix.

The Company recorded income tax (benefit) expense of $(0.4) million and $1.4 million for the first six months of fiscal 2022 and 2021, respectively. The Company’s effective tax rate was 8% during the first six months of fiscal 2022 compared to 132% for the same period in the prior year. The change in the effective tax rate for the six months ending July 31, 2021, compared to the six months ending July 31, 2020, was primarily due to the change in method of calculating tax expense, a planned intercompany sale of intellectual property and the release of $2.0 million of the Company’s valuation allowance as an indirect result of the acquisition of FTZ Corp.

At July 31, 2021 and  January 31, 2021, the gross amount of unrecognized tax benefits was $1.4 million and $1.3 million respectively, including interest and penalties. The unrecognized tax benefits for the first six months of fiscal 2022 and fiscal 2021 were reduced by $1 million with an accompanying reduction of deferred tax assets, as a result of the netting required under ASU 2013-11. The entire amount of unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. This liability is classified as long-term unless the liability is expected to conclude within twelve months of the reporting date.

The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of July 31, 2021 and 2020, the Company accrued approximately $0.1 million of interest and penalty expense relating to unrecognized tax benefits.

The Company reviews its net deferred tax assets by entity at each balance sheet date to determine whether a valuation allowance is necessary based on the more-likely-than-not standard. During the first six months of fiscal year 2022, management considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Management assessed the transfer pricing methodology, the historical profits, the economics of the country (including the impact of COVID-19) in which the entity operates, the current and future customer base, the type and character of the deferred tax asset and any other current and relevant information by entity to draw its conclusion.

A valuation allowance has been established for select foreign jurisdictions along with U.S. federal and state net deferred tax assets. The following table discloses the Company’s valuation allowance by entity (in millions):

Jurisdiction	July 31, 2021	January 31, 2021
U.S. federal and state	$29.7	$30.3
Ireland	12.3	12.0
Brazil	6.1	6.1
South Africa	0.2	0.2
Total valuation allowance	$48.3	$48.6

At July 31, 2021 and  January 31, 2021, the worldwide valuation allowance attributable to deferred tax assets was $48.3 million and $48.6 million, respectively.

The Company files U.S. federal, state, and foreign tax returns that are subject to audit by various tax authorities. The Company is currently under audit in:

●	India for fiscal years ended March 31, 2010, 2013, 2018 and 2020
●	Indonesia for fiscal years ended January 31, 2019

During the fiscal year 2022, the Company closed the following audits with no adjustment:

●	France for fiscal years ended January 31, 2018, 2019 and 2020

11.	STOCKHOLDERS’ EQUITY

Dividends

The following table sets forth the dividends that were declared by the Company during the first six months of fiscal 2022:

Declaration Date	Record Date	Payable	Dividend Class A	Dividend Class B	Amount (in thousands)
6/21/2021	7/6/2021	7/13/2021	$0.072	$0.06	$1,469
4/14/2021	4/28/2021	5/5/2021	$0.072	$0.06	$1,454

12.	STOCK-BASED COMPENSATION

The Company’s equity awards consist of RSUs, PSUs and SARs. For a description of the Company’s stock-based compensation plans, see Note 6 “Stock-Based Compensation” in Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 31, 2021.

Stock-Based Compensation

The following table sets forth reported stock-based compensation expense for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of subscription	$127	$139	$239	$246
Cost of maintenance	120	120	247	229
Cost of professional services	392	412	777	749
Sales and marketing	669	720	1,438	1,228
Research and development	559	560	1,168	1,011
General and administrative	2,878	2,000	4,513	2,893
Total stock-based compensation expense	$4,745	$3,951	$8,382	$6,356

RSU Information

The estimated fair value of RSUs was calculated based on the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends foregone during the vesting period.

The following table summarizes the activity for RSUs for the six months ended July 31, 2021:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock at January 31, 2021	698	$41.56
Granted	119	67.87
Released (1)	(259)	41.92
Forfeited	(21)	41.92
Restricted stock at July 31, 2021	537	$47.20

(1)	The number of RSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three months ended July 31, 2021, the Company withheld 80,000 shares for payment of these taxes at a value of $6.2 million. During the six months ended July 31, 2021, the Company withheld 83,000 shares for payment of these taxes at a value of $6.4 million.

Total unrecognized compensation cost related to RSUs was approximately $23.6 million as of July 31, 2021. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

PSU Information

The following table summarizes the activity for PSUs for the six months ended July 31, 2021:

	PSUs (in thousands)	Weighted Average Grant Date Fair Value
Performance stock units at January 31, 2021	153	$40.26
Granted	69	63.10
Released (1)	(56)	40.54
Forfeited	(32)	39.84
Performance stock units at July 31, 2021	134	$52.03

(1)	The number of PSUs released includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The Company withholds a portion of the released shares as consideration for the Company’s payment of applicable employee income taxes. During the three and six months ended July 31, 2021, the Company withheld 23,000 shares for payment of these taxes at a value of $1.8 million.

Total unrecognized compensation cost related to PSUs was approximately $4.4 million as of July 31, 2021. This cost is expected to be recognized over a period of approximately 1.3 years.

SAR Information

The following table summarizes the activity for outstanding SARs for the six months ended July 31, 2021:

	SARs (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2021	1,144	$27.01
Granted	-	-
Exercised	(194)	11.61
Expired	-	-
Forfeited	-	-
Outstanding at July 31, 2021	950	$30.16	2.9	$36,286
Vested and exercisable at July 31, 2021	903	$28.93	2.8	$35,469

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock based on the last trading day as of July 31, 2021, and the exercise price for in-the-money SARs) that would have been received by the holders if all SARs had been exercised on July 31, 2021. The total intrinsic value of SARs exercised in the six months ended July 31, 2021 was $11.8 million.

The number of SARs exercised includes shares withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.  During the three and six months ended July 31, 2021, the Company withheld 69,000 shares for payment of these taxes at a value of $5.1 million.

At July 31, 2021, there was approximately $0.7 million of total unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
North America (1)	$41,506	$38,998	$80,746	$76,000
EMEA	27,342	21,379	56,055	43,947
Asia Pacific	10,908	9,571	21,176	19,213
Latin America	5,083	4,133	9,833	9,068
	$84,839	$74,081	$167,810	$148,228

(1)

Sales into Canada accounted for 3% of North America total revenue in both the three and six months ended July 31, 2021 and for 2% of North America total revenue in both the three and six months ended July 31, 2020.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact should be construed as forward looking statements, including statements that are preceded or accompanied by such words as “may,” “believe,” “could,” “anticipate,” “projects,” “estimates,” “will likely result,” “should,” “would,” “might,” “plan,” “expect,” “intend” and words of similar meaning or the negative of these terms or other comparable terminology. All statements and assumptions in this communication that do not directly and exclusively relate to historical facts could be deemed “forward-looking statements.” These statements represent current intentions, expectations, beliefs or projections, and no assurance can be given that the results described in such statements will be achieved. Forward-looking statements include, among other things, statements about the potential benefits of the proposed acquisition by Thoma Bravo pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”); the prospective performance and outlook of the Company’s business, performance and opportunities; the ability of the parties to complete the proposed transaction and the expected timing of completion of the proposed transaction; as well as any assumptions underlying any of the foregoing. Forward-looking statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of the Company’s control. Important factors that could cause actual results to differ materially from those described in forward-looking statements include, but are not limited to, (i) uncertainties as to the timing of the proposed transaction; (ii) the risk that the proposed transaction may not be completed in a timely manner or at all; (iii) the possibility that competing offers or acquisition proposals for the Company will be made; (iv) the possibility that any or all of the various conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); (v) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances that would require the Company to pay a termination fee or other expenses; (vi) the effect of the pendency of the proposed transaction on the Company’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, its business generally or its stock price; (vii) risks related to diverting management’s attention from the Company’s ongoing business operations; (viii) various risks related to health epidemics, pandemics and similar outbreaks, such as the COVID-19 pandemic, which may have material adverse effects on the Company’s business, financial position, results of operations and/or cash flows; (ix) adverse economic, market or geo-political conditions that may disrupt the Company’s business and cloud service offerings, including defects and disruptions in the Company’s services, ability to properly manage cloud service offerings, reliance on third-party hosting and other service providers, and exposure to liability and loss from security breaches; (x) uncertainties as to demand for the Company’s products, including cloud service, licenses, services and maintenance; (xi) the possibility of pressure to make concessions on pricing and changes in the Company’s pricing models; (xii) risks related to the protection of the Company’s intellectual property; (xiii) changes in the Company’s dependence on third-party suppliers and other third-party relationships, including sales, services and marketing channels; (xiv) changes in the Company’s revenue, earnings, operating expenses and margins; (xv) the reliability of the Company’s financial forecasts and estimates of the costs and benefits of transactions; (xvi) the Company’s ability to leverage changes in technology; (xvii) risks related to defects in the Company’s software products and services; (xviii) changes in third-party opinions about the Company; (xix) changes in competition in the Company’s industry; (xx) delays in sales; (xxi) timely and effective integration of newly acquired businesses; (xxii) changes in economic conditions in the Company’s vertical markets and worldwide; (xxiii) fluctuations in exchange rates; and (xxiv) other factors as set forth from time to time in the Company’s filings with the SEC (in particular the “Risk Factors” set forth therein), including its Annual Report on Form 10-K for the fiscal year ended January 31, 2021, as may be updated or supplemented by any subsequent Quarterly Reports on Form 10-Q or other filings with the SEC. Readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this communication or to reflect the occurrence of unanticipated events except as required by law.

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

We operate primarily in the following four geographic regions: North America, Latin America, EMEA and Asia Pacific. In the first six months of fiscal 2022, approximately 48% of our total revenue was generated in North America, 33% in EMEA, 13% in Asia Pacific and 6% in Latin America. The majority of our revenue is generated from global customers who have operations in multiple countries throughout the world. A significant portion of our revenue and expenses are derived from international operations which are primarily conducted in foreign currencies. As a result, changes in the value of foreign currencies relative to the U.S. dollar have impacted our results of operations and may impact our future results of operations. At July 31, 2021, we employed approximately 1,940 employees worldwide, of which 635 employees were based in North America, 635 employees in EMEA, 555 employees in Asia Pacific and 115 employees in Latin America.

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

We have transitioned our business model from selling perpetual licenses to providing access to our software on a subscription basis as part of our cloud offering. During the first six months of fiscal 2022, we closed virtually all of our new customer deals in the cloud. On a rolling 12-month basis, subscription billings grew by 23% with a three-year compound annual growth rate (CAGR) of 21%. Recurring revenue, which we define as subscription revenue plus maintenance revenue, equaled 77% of total revenue for the first six months of fiscal 2022. By reducing our customers’ up-front costs and providing QAD Adaptive Applications with continuous application and infrastructure support in secure and resilient environments, we expect our cloud business model will be more attractive than on-premises licenses. We expect recurring revenue to remain a majority of total revenue as our subscription revenue continues to grow.

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

Our priorities during the pandemic have been the health and well-being of our employees, our customers and their respective families and communities as well as maintaining continuity of service for our cloud and on-premises customers and those customers with implementation or upgrade projects. Beginning in the first fiscal quarter of fiscal 2021 and continuing through the first half of fiscal 2022, we took actions in response to the pandemic that focused on maintaining business continuity, supporting our employees, helping our customers and communities and preparing for the long-term success of our business. We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations and virtualization, postponement or cancellation of certain sales and marketing events, among other modifications. In the first quarter of fiscal 2021, we closed our offices globally and our employees worked remotely. These actions have remained in effect through the first half of fiscal 2022 and are expected to extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but actions we have taken to date in response to the pandemic have not materially impaired, and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

While the effects of the pandemic in the short to medium term remain uncertain, we do see growth in manufacturing activity with the global PMI level at a ten-year high. Our business has a strong cash position with little debt and cash flow remains positive.  For these reasons, we believe our financial position is solid and our long-term strategy is sound.

On June 28, 2021, we entered into a definitive agreement to be acquired by Thoma Bravo (TB), a leading private equity investment firm focused on the software and technology-enabled services sector, in an all-cash transaction with an equity value of approximately $2 billion. Under the terms of the Merger Agreement, and subject to satisfaction of the conditions set forth therein, QAD shareholders will receive $87.50 per share of Class A Common Stock or Class B Common Stock. Assuming completion of the transaction, QAD will become a private company with the flexibility to continue investing in the development and deployment of Enterprise Resource Planning (ERP) software and related enterprise software for manufacturing companies around the world. During the first six months of fiscal 2022, we incurred transaction costs of $8.2 million resulting from the TB planned acquisition of QAD. These costs are reported in “General and administrative” expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Revenue

	Three Months Ended	Three Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
	July 31, 2021	July 31, 2020	Currency	Fluctuations	$	%
(in thousands)
Revenue
Subscription	$38,426	$31,066	$6,292	$1,068	$7,360	24%
Percentage of total revenue	45%	42%
License	2,784	3,043	(350)	91	(259)	-9%
Percentage of total revenue	4%	4%
Maintenance	26,440	26,486	(1,109)	1,063	(46)	-0%
Percentage of total revenue	31%	36%
Professional services	17,189	13,486	3,173	530	3,703	27%
Percentage of total revenue	20%	18%
Total revenue	$84,839	$74,081	$8,006	$2,752	$10,758	15%

	Six Months Ended	Six Months Ended	Change in Constant	Change due to Currency	Total Change as Reported
	July 31, 2021	July 31, 2020	Currency	Fluctuations	$	%
(in thousands)
Revenue
Subscription	$75,112	$61,837	$11,240	$2,035	$13,275	21%
Percentage of total revenue	45%	42%
License	5,899	4,264	1,456	179	1,635	38%
Percentage of total revenue	3%	3%
Maintenance	53,003	52,894	(2,069)	2,178	109	0%
Percentage of total revenue	32%	36%
Professional services	33,796	29,233	3,389	1,174	4,563	16%
Percentage of total revenue	20%	19%
Total revenue	$167,810	$148,228	$14,016	$5,566	$19,582	13%

Total Revenue. On a constant currency basis, total revenue was $84.8 million for the second quarter of fiscal 2022, representing an $8.0 million, or 10%, increase from $76.8 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the second quarter of fiscal 2022 included increases in subscription and professional services partially offset by decreases in maintenance and license. Revenue outside the North America region as a percentage of total revenue was 51% and 47% for the second quarter of fiscal 2022 and 2021, respectively. On a constant currency basis, total revenue increased in all regions during the second quarter of fiscal 2022 when compared to the same period in the prior year.

On a constant currency basis, total revenue was $167.8 million for the first six months of fiscal 2022, representing a $14.0 million, or 9%, increase from $153.8 million for the same period last year. When comparing categories within total revenue at constant rates, our results for the first six months of fiscal 2022 included increases in subscription, license and professional services partially offset by a decrease in maintenance. Revenue outside the North America region as a percentage of total revenue was 52% and 49% for the first six months of fiscal 2022 and 2021, respectively. On a constant currency basis, total revenue increased in all regions during the first six months of fiscal 2022 when compared to the prior year.

Our services are sold to manufacturing companies that operate mainly in the following six industries: automotive, consumer products, food and beverage, high technology, industrial products and life sciences. Given the similarities between consumer products and food and beverage as well as between high technology and industrial products, we aggregate them for management review. The following table presents revenue by industry for the three and six months ended July 31, 2021 and 2020:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Automotive	30%	30%	29%	31%
Consumer products and food and beverage	16%	18%	16%	17%
High technology and industrial products	37%	36%	37%	36%
Life sciences and other	17%	16%	18%	16%
Total revenue	100%	100%	100%	100%

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

On a constant currency basis, subscription revenue was $38.4 million for the second quarter of fiscal 2022, representing a $6.3 million, or 20%, increase from $32.1 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the second quarter of fiscal 2022 when compared to the same period last year. One of the metrics that management uses to monitor subscription performance is the number of new subscription deals that have been signed in the period. In the second quarter of fiscal 2022 we closed 28 new subscription deals, including 20 new subscription customers and 8 conversions from existing customers who previously purchased on-premises licenses. This compared to the second quarter of fiscal 2021 when we closed 25 new subscription deals, including 14 new subscription customers and 11 conversions from existing customers who previously were running our solutions on-premises. The increase in subscription revenue consists of new customer sites, existing customers converting from on-premises, and additional users and modules purchased by our existing subscription customers.

On a constant currency basis, subscription revenue was $75.1 million for the first six months of fiscal 2022, representing an $11.2 million, or 18%, increase from $63.9 million for the same period last year. On a constant currency basis, subscription revenue increased across all regions during the first six months of fiscal 2022 when compared to the prior year. In the first six months of fiscal 2022 we closed 61 new subscription deals, including 43 new subscription customers and 18 conversions from existing customers who previously purchased on-premises licenses. This compared to the first six months of fiscal 2021 when we closed 39 new subscription deals, including 23 new subscription customers and 16 conversions from existing customers who previously purchased on-premises licenses.

We track our retention rate of subscription by calculating the annualized revenue of customer sites with contracts up for renewal at the beginning of the period compared to the annualized revenue associated with the customer sites that have canceled during the period. The percentage of revenue not canceled is our retention rate. Our subscription customer retention rate is in excess of 95%.

The following table presents subscription revenue by region for the three and six months ended July 31, 2021 and 2020:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
North America	55%	58%	55%	58%
EMEA	29%	27%	30%	27%
Asia Pacific	10%	9%	9%	9%
Latin America	6%	6%	6%	6%
Total subscription revenue	100%	100%	100%	100%

The following table presents subscription revenue by industry for the three and six months ended July 31, 2021 and 2020:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Automotive	32%	34%	31%	35%
Consumer products and food and beverage	17%	15%	16%	15%
High technology and industrial products	29%	28%	29%	28%
Life sciences and other	22%	23%	24%	22%
Total subscription revenue	100%	100%	100%	100%

License Revenue. License revenue is derived from software license fees that customers pay for our core product, QAD Adaptive Applications, and any add-on modules they purchase. Our revenue mix has continued to shift from license to subscription revenue as a result of our business model transition as new customers subscribe to our cloud-based offerings rather than purchase traditional on-premises licenses and our existing customers convert to our cloud-based offerings. While we expect license revenue to decline over time, we do continue to experience quarterly fluctuations.

On a constant currency basis, license revenue was $2.8 million for the second quarter of fiscal 2022, representing a $0.3 million, or 10%, decrease from $3.1 million for the same period last year. On a constant currency basis, license revenue decreased in the North America and EMEA regions and increased in the Latin America and Asia Pacific regions during the second quarter of fiscal 2022 when compared to the same period last year. The majority of our license revenue has come from additional users and module purchases from our existing customers.

On a constant currency basis, license revenue was $5.9 million for the first six months of fiscal 2022, representing a $1.5 million, or 34%, increase from $4.4 million for the same period last year. On a constant currency basis, license revenue increased across all the regions during the first six months of fiscal 2022 when compared to the same period last year. The majority of our license revenue has come from additional users and module purchases from existing customers.

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

On a constant currency basis, maintenance revenue was $26.4 million for the second quarter of fiscal 2022, representing a $1.1 million, or 4%, decrease from $27.5 million for the same period last year. On a constant currency basis, maintenance revenue decreased in the North America, EMEA, and Asia Pacific regions and increased in the Latin America region during the second quarter of fiscal 2022 when compared to the same period last year.  The decrease in maintenance revenue period over period was primarily due to continued conversions of existing customers’ on-premises licenses to cloud subscriptions, in addition to our historical attrition rates. When customers convert to the cloud they no longer pay for maintenance as those support services are included as a component of the subscription offering. Though we continue to see renewal rates above 90%, conversions from on-premises licenses to cloud-based solutions have resulted in decreases in maintenance revenue and we expect this trend to continue in the future.

On a constant currency basis, maintenance revenue was $53.0 million for the first six months of fiscal 2022, representing a $2.1 million, or 4%, decrease from $55.1 million for the same period last year. On a constant currency basis, maintenance revenue decreased in all regions during the first six months of fiscal 2022 when compared to the prior year. The decrease in maintenance and other revenue period over period is primarily due to conversions to the cloud, in addition to our historical attrition rates.

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

On a constant currency basis, professional services revenue was $17.2 million for the second quarter of fiscal 2022, representing a $3.2 million, or 23%, increase from $14.0 million for the same period last year. On a constant currency basis, professional services revenue increased in the North America, EMEA and Asia Pacific regions and decreased in the Latin America region during the second quarter of fiscal 2022 when compared to the same period last year. The increase in professional services revenue can be attributed to a large implementation project for an automotive customer and increased engagements in the EMEA region.

On a constant currency basis, professional services revenue was $33.8 million for the first six months of fiscal 2022, representing a $3.4 million, or 11%, increase from $30.4 million for the same period last year. On a constant currency basis, professional services revenue increased in the North America and EMEA regions and decreased in the Latin America and Asia Pacific regions during the first six months of fiscal 2022 when compared to the prior year. The increase in professional services revenue can be attributed to a large implementation project for an automotive customer and increased engagements in the EMEA region.

Total Cost of Revenue

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2021	July 31, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Cost of revenue
Cost of subscription	$12,072	$10,739	$(1,246)	$(87)	$(1,333)	-12%
Cost of license	548	565	19	(2)	17	3%
Cost of maintenance	6,682	6,413	(123)	(146)	(269)	-4%
Cost of professional services	14,987	13,106	(1,329)	(552)	(1,881)	-14%
Total cost of revenue	$34,289	$30,823	$(2,679)	$(787)	$(3,466)	-11%
Percentage of revenue	40%	42%

	Six Months Ended	Six Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2021	July 31, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Cost of revenue
Cost of subscription	$24,234	$21,087	$(3,003)	$(144)	$(3,147)	-15%
Cost of license	1,086	966	(117)	(3)	(120)	-12%
Cost of maintenance	13,237	13,157	199	(279)	(80)	-1%
Cost of professional services	29,921	28,038	(698)	(1,185)	(1,883)	-7%
Total cost of revenue	$68,478	$63,248	$(3,619)	$(1,611)	$(5,230)	-8%
Percentage of revenue	41%	43%

Total cost of revenue consists of cost of subscription, cost of license, cost of maintenance and cost of professional services. Cost of subscription includes salaries, benefits, bonuses and other personnel expenses of our cloud operations employees, stock-based compensation for those employees, hosting and hardware costs, amortization of acquired software technology, third-party contractor expense, royalties, professional fees, travel expense, and an allocation of information technology and facilities costs. Cost of license includes license royalties and amortization of capitalized software costs. Cost of maintenance includes salaries, benefits, bonuses and other personnel expenses of our support group, stock-based compensation for those employees, travel expenses, professional fees and an allocation of information technology and facilities costs. Cost of professional services includes salaries, benefits, bonuses and other personnel expenses of our services employees, stock-based compensation for those employees, third-party contractor expense, travel expense and an allocation of information technology and facilities costs.

Total Cost of Revenue. On a constant currency basis, total cost of revenue was $34.3 million and $31.6 million for the second quarter of fiscal 2022 and 2021, respectively, and as a percentage of total revenue was 40% and 42% in the second quarter of fiscal 2022 and 2021, respectively. The non-currency related increase in cost of revenue of $2.7 million, or 9%, in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was primarily due to higher third-party contractor expense and higher personnel costs associated with higher professional service revenue in addition to higher hosting costs associated with the increase in subscription revenue, higher amortization of acquired software costs and higher subscription salaries and related costs resulting from an increase in headcount of 17 people within cloud support.

On a constant currency basis, total cost of revenue was $68.5 million and $64.9 million for the first six months of fiscal 2022 and 2021, respectively, and as a percentage of total revenue was 41% and 43% for the first six months of fiscal 2022 and 2021, respectively. The non-currency related increase in cost of revenue of $3.6 million, or 6%, for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was primarily due to higher hosting costs associated with the increase in subscription revenue, higher amortization of acquired software costs, higher subscription salaries and related costs resulting from an increase in headcount of 17 people within cloud support, higher third-party contractor expense and higher professional services personnel costs associated with higher professional service revenue.

Cost of Subscription. On a constant currency basis, cost of subscription was $12.1 million for the second quarter of fiscal 2022, representing a $1.3 million, or 12%, increase from $10.8 million for the same period last year. The non-currency related increase in cost of subscription of $1.3 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was primarily due to higher hosting costs of $0.5 million, higher amortization of acquired software costs of $0.5 million related to our recent acquisitions and higher subscription salaries and related costs of $0.4 million resulting from an increase in headcount of 17 people within cloud support. Cost of subscription as a percentage of subscription revenue was 31% and 35% in the second quarter of fiscal 2022 and 2021, respectively. We continue to focus on improving our subscription margins over time by leveraging ongoing economies of scale and implementing operational efficiencies. We have experienced and may experience in the future quarterly fluctuations in our subscription margins as we make investments in our data centers and cloud operations to support future growth. Our strategic investments in cloud growth may not match the timing of revenue increases.

On a constant currency basis, cost of subscription was $24.2 million for the first six months of fiscal 2022, representing a $3.0 million, or 14%, increase from $21.2 million for the same period last year. The non-currency related increase in cost of subscription of $3.0 million for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was due to higher hosting costs of $1.2 million, higher amortization of acquired capitalized software costs of $0.8 million related to our recent acquisitions and higher salaries and related costs of $0.8 million, as a result of additional headcount of 17 people. Cost of subscription as a percentage of subscription revenue was 32% and 34% for the first six months of fiscal 2022 and 2021, respectively.

Cost of License. On a constant currency basis, cost of license was approximately $0.5 million for the second quarter of fiscal 2022 and 2021. License royalty expense as a percent of license revenue remained consistent year over year.

On a constant currency basis, cost of license was $1.1 million for the first six months of fiscal 2022, representing a $0.1 million, or 10%, increase from $1.0 million for the same period last year. The non-currency related increase in cost of license of $0.1 million in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was due to higher license royalty expense of $0.1 million. License royalty expense as a percent of license revenue remained relatively consistent year over year.

Cost of Maintenance. On a constant currency basis, cost of maintenance was $6.7 million for the second quarter of fiscal 2022, representing a $0.1 million, or 2%, increase from $6.6 million for the same period last year. The non-currency related increase in cost of maintenance of $0.1 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was primarily due to higher salaries and related costs of $0.2 million. Cost of maintenance as a percentage of maintenance revenue was 25% and 24% in the second quarter of fiscal 2022 and 2021, respectively.

On a constant currency basis, cost of maintenance was $13.2 million for the first six months of fiscal 2022, representing a $0.2 million, or 1%, decrease from $13.4 million for the same period last year. Expense categories were relatively consistent year over year. Cost of maintenance as a percentage of maintenance revenue was 25% for the first six months of fiscal 2022 and 2021.

Cost of Professional Services. On a constant currency basis, cost of professional services was $15.0 million for the second quarter of fiscal 2022, representing a $1.3 million, or 9%, increase from $13.7 million for the same period last year. The non-currency related increase in cost of professional services of $1.3 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was primarily due to higher third-party contractor expense of $0.7 million, higher salaries and related costs of $0.3 million, lower benefit from cross charges to support other departments of $0.3 million and higher bonuses of $0.2 million partially offset by lower severance expense of $0.3 million and a lower allocation of information technology and facilities costs of $0.2 million. Cost of professional services as a percentage of professional services revenues was 87% and 97% for the second quarter of fiscal 2022 and 2021, respectively.  Our professional services strategy has been to grow our partner network, perform more services via third party consulting and perform more services remotely.

On a constant currency basis, cost of professional services was $29.9 million for the first six months of fiscal 2022, representing a $0.7 million, or 2%, increase from $29.2 million for the same period last year. The non-currency related increase in cost of professional services of $0.7 million for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was primarily due to higher third-party contractor expense of $0.8 million, higher bonuses of $0.7 million and lower benefit from cross charges to support other departments of $0.5 million partially offset by a lower allocation of information technology and facilities costs of $0.6 million, lower travel costs of $0.5 million and lower severance expense of $0.3 million. Cost of professional services as a percentage of professional services revenues was 89% and 96% for the first six months of fiscal 2022 and 2021, respectively. Our professional services strategy has been to grow our partner network, perform more services via third party consulting and perform more services remotely.

Sales and Marketing

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2021	July 31, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Sales and marketing	$19,494	$17,420	$(1,524)	$(550)	$(2,074)	-12%
Percentage of revenue	23%	23%

	Six Months Ended	Six Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2021	July 31, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Sales and marketing	$39,061	$35,977	$(1,929)	$(1,155)	$(3,084)	-9%
Percentage of revenue	23%	24%

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

On a constant currency basis, sales and marketing expense was $19.5 million for the second quarter of fiscal 2022, representing a $1.5 million, or 8%, increase from $18.0 million for the same period last year. The non-currency related increase in sales and marketing expense of $1.5 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was primarily due to higher salaries and related costs of $0.8 million, higher commissions of $0.4 million, higher travel expenses of $0.4 million, higher professional fees of $0.3 million and higher marketing costs of $0.2 million.  These increases in sales and marketing expense in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 were partially offset by lower bonuses of $0.3 million and lower severance expense of $0.3 million.

On a constant currency basis, sales and marketing expense was $39.1 million for the first six months of fiscal 2022, representing a $2.0 million, or 5%, increase from $37.1 million for the same period last year. The non-currency related increase in sales and marketing expense of $2.0 million for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was primarily due to higher salaries and related costs of $1.6 million, higher commissions of $0.6 million, higher professional fees of $0.4 million, higher marketing costs of $0.3 million, higher bonuses of $0.2 million and higher stock-based compensation of $0.2 million. These increases in sales and marketing expense in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 were partially offset by lower conference costs of $0.9 million and lower travel costs of $0.4 million.

Research and Development

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2021	July 31, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Research and development	$15,527	$13,161	$(1,978)	$(388)	$(2,366)	-18%
Percentage of revenue	19%	18%

	Six Months Ended	Six Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2021	July 31, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
Research and development	$31,165	$27,178	$(3,103)	$(884)	$(3,987)	-15%
Percentage of revenue	19%	18%

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

On a constant currency basis, research and development expense was $15.5 million for the second quarter of fiscal 2022, representing a $2.0 million, or 15%, increase from $13.5 million for the same period last year. The non-currency related increase in research and development expense of $2.0 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was primarily due to higher salaries and related costs of $2.0 million, as a result of higher headcount of 25 people.

On a constant currency basis, research and development expense was $31.2 million for the first six months of fiscal 2022, representing a $3.1 million, or 11%, increase from $28.1 million for the same period last year. The non-currency related increase in research and development expense of $3.1 million in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was primarily due to higher salaries and related costs of $3.0 million, as a result of higher headcount of 25 people.

General and Administrative

	Three Months Ended	Three Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2021	July 31, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
General and administrative	$20,886	$10,299	$(10,399)	$(188)	$(10,587)	-103%
Percentage of revenue	25%	14%

	Six Months Ended	Six Months Ended	Change in	Change due	Total Change as Reported
	July 31, 2021	July 31, 2020	Constant Currency	to Currency Fluctuations	$	%
(in thousands)
General and administrative	$33,462	$20,316	$(12,718)	$(428)	$(13,146)	-65%
Percentage of revenue	20%	14%

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

On a constant currency basis, general and administrative expense was $20.9 million for the second quarter of fiscal 2022, representing a $10.4 million, or 99%, increase from $10.5 million for the same period last year. The non-currency related increase in general and administrative expense of $10.4 million in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was primarily due to $7.6 million of transaction costs related to Thoma Bravo’s pending acquisition of QAD, a $0.9 million earn-out adjustment related to our recent acquisitions, higher stock-based compensation of $0.9 million, higher salaries and related costs of $0.6 million and higher bonuses of $0.5 million.

On a constant currency basis, general and administrative expense was $33.5 million for the first six months of fiscal 2022, representing a $12.7 million, or 61% increase from $20.8 million for the same period last year. The non-currency related increase in general and administrative expense of $12.7 million in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was primarily due to $8.2 million of transaction costs related to Thoma Bravo’s pending acquisition of QAD, higher stock-based compensation of $1.6 million, higher bonuses of $1.0 million, a $0.9 million earn-out adjustment related to our recent acquisitions, higher salaries and related costs of $0.9 million, higher legal fees of $0.7 million and higher consulting fees of $0.3 million. These increases in general and administrative expense in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 were partially offset by lower bad debt expense of $0.5 million and a lower allocation of information technology and facilities costs of $0.5 million. The increase in legal fees primarily relates to litigation around customer license usage.

Amortization of Intangible Assets from Acquisitions

Amortization of intangible assets from acquisitions was $0.4 million and $0.6 million in the second quarter and first six months of fiscal 2022, respectively; compared to $65,000 and $129,000 in the second quarter and first six months of fiscal 2021, respectively. The increase relates to the amortization of intangible assets from the acquisitions of Allocation Network in the fourth quarter of fiscal 2021 and FTZ Corp. in the first quarter of fiscal 2022.

Total Other (Income) Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	July 31, 2021	$	%	July 31, 2020
(in thousands)
Interest income	$(69)	$144	68%	$(213)
Interest expense	176	21	14%	155
Other (income) expense, net	(508)	(2,379)	-127%	1,871
Total other (income) expense, net	$(401)	$(2,214)	-122%	$1,813
Percentage of revenue	-1%			2%

	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2021	$	%	July 31, 2020
(in thousands)
Interest income	$(143)	$506	78%	$(649)
Interest expense	317	12	4%	305
Other (income) expense, net	(270)	(909)	-142%	639
Total other (income) expense, net	$(96)	$(391)	-133%	$295
Percentage of revenue	0%			0%

Total other (income) expense, net was $(0.4) million and $1.8 million for the second quarter of fiscal 2022 and fiscal 2021, respectively. The change was primarily due to lower foreign exchange losses of $2.3 million. The U.S. dollar versus foreign currencies exchange rates in the countries where we conduct business have fluctuated significantly since the onset of the global pandemic COVID-19, most notably versus the euro and Mexican peso.

Total other (income) expense, net was $(0.1) million and $0.3 million for the first six months of fiscal 2022 and fiscal 2021, respectively. The change was primarily due to lower foreign exchange losses of $0.6 million and the favorable change in fair value of the credit swap of $0.3 million partially offset by lower interest income of $0.5 million. Interest rates have declined substantially from the first six months of fiscal 2021 resulting in lower interest income earned on our cash and equivalents.

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

Income Tax Expense

	Three Months Ended	Increase (Decrease) Compared to Prior Period		Three Months Ended
	July 31, 2021	$	%	July 31, 2020
(in thousands)
Income tax expense	$967	$527	120%	$440
Percentage of revenue	1%			1%
Effective tax rate	-18%			88%

	Six Months Ended	Increase (Decrease) Compared to Prior Period		Six Months Ended
	July 31, 2021		%	July 31, 2020
(in thousands)		$
Income tax (benefit) expense	$(409)	$(1,844)	-129%	$1,435
Percentage of revenue	-0.2%			1%
Effective tax rate	8%			132%

In determining the provision for income taxes for the first six months of fiscal 2022, the Company calculated income tax expense based on the estimated annual effective tax rate for the year for all jurisdictions except the U.S. We calculated tax expense for the U.S. based on actual year-to-date tax expense since this yielded a more accurate representation of tax expense through the second quarter of fiscal 2022. In the prior year, the Company calculated income tax expense based on actual quarterly results. The annual effective tax rate is adjusted for discrete items recorded during the period. Actual results were used in fiscal 2021 since the Company was expecting near breakeven results and actuals provided a more reliable estimate of the quarterly tax expense.

The Company recorded income tax expense of $1.0 million and $0.4 million in the second quarter of fiscal 2022 and 2021, respectively. The Company’s effective tax rate was (18%) during the second quarter of fiscal 2022 compared to 88% for the same period in the prior year. The change in the effective tax rate was primarily due to the change in method of calculating tax expense, a planned intercompany sale of intellectual property and jurisdictional mix.

The Company recorded income tax (benefit) expense of $(0.4) million and $1.4 million for the first six months of fiscal 2022 and 2021, respectively. The Company’s effective tax rate was 8% during the first six months of fiscal 2022 compared to 132% for the same period in the prior year. The change in the effective tax rate for the six months ending July 31, 2021, compared to the six months ending July 31, 2020, was primarily due to the change in method of calculating tax expense, a planned intercompany sale of intellectual property and the release of $2.0 million of the Company’s valuation allowance as an indirect result of the acquisition of FTZ Corp.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margins and non-GAAP pre-tax income each meet the definition of a non-GAAP financial measure. We define the non-GAAP measures as follows:

●

Non-GAAP adjusted EBITDA - EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization. Non-GAAP adjusted EBITDA is EBITDA less stock-based compensation expense, transaction costs related to Thoma Bravo’s pending acquisition of QAD, the change in fair value of contingent consideration related to QAD’s acquisitions of Allocation Network GmbH and FTZ Corp. and the change in the fair value of the interest rate swap.

●	Non-GAAP adjusted EBITDA margins - Calculated by dividing non-GAAP adjusted EBITDA by total revenue.

●

Non-GAAP pre-tax income - GAAP income before income taxes not including the effects of stock-based compensation expense, amortization of purchased intangible assets, transaction costs related to Thoma Bravo’s pending acquisition of QAD, the change in fair value of contingent consideration related to QAD’s acquisitions of Allocation Network GmbH and FTZ Corp. and the change in fair value of the interest rate swap.

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

Transaction costs related to Thoma Bravo’s acquisition of QAD: The Company has incurred transaction costs related to Thoma Bravo’s planned acquisition of QAD.  The Company has excluded these costs from its non-GAAP adjusted EBITDA and non-GAAP pre-tax income calculations as these costs are one time in nature and omitting them will provide more consistent internal comparisons to the Company’s historical operating results.  In addition, the Company believes excluding the transaction costs provides a more useful comparison of its operating results to the operating results of its peers.

Change in fair value of contingent consideration: In conjunction with the acquisitions of Allocation Network GmbH and FTZ Corp., the Company structured future earn out payments based on the bookings performance of each of the acquired companies.  In accordance with GAAP, the Company recorded the fair market value of the future earnouts at the time of acquisition as contingent consideration and updates to the fair market value of the contingent consideration are recorded to general and administrative expense.  QAD has excluded the change in fair value of the contingent consideration from its non-GAAP adjusted EBITDA and non-GAAP pre-tax income calculations because doing so makes internal comparisons to the Company’s historical operating results more consistent.  In addition, the Company believes excluding fair market value adjustments to the contingent consideration provides a more useful comparison of its operating results to the operating results of its peers.

The following table sets forth the reconciliation of the non-GAAP financial measures of adjusted EBITDA, adjusted EBITDA margins and non-GAAP pre-tax income to the most comparable GAAP measures for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
(in thousands)
Total revenue	$84,839	$74,081	$167,810	$148,228
Net (loss) income	(6,322)	60	(4,490)	(350)
Add back:
Net interest expense (income)	107	(58)	174	(344)
Depreciation	1,103	1,474	2,349	2,770
Amortization	1,166	366	2,063	720
Income tax expense (benefit)	967	440	(409)	1,435
EBITDA	$(2,979)	$2,282	$(313)	$4,231
Add back:
Stock-based compensation expense	4,745	3,951	8,382	6,356
Transaction costs related to Thoma Bravo acquisition of QAD	7,570	-	8,215	-
Change in fair value of contingent consideration	893	-	893	-
Change in fair value of interest rate swap	(54)	(32)	(118)	219
Adjusted EBITDA	$10,175	$6,201	$17,059	$10,806
Adjusted EBITDA margin	12%	8%	10%	7%

Non-GAAP pre-tax income reconciliation
(Loss) income before income taxes	$(5,355)	$500	$(4,899)	$1,085
Add back:
Stock-based compensation expense	4,745	3,951	8,382	6,356
Amortization of purchased intangible assets	866	72	1,466	143
Transaction costs related to Thoma Bravo acquisition of QAD	7,570	-	8,215	-
Change in fair value of contingent consideration	893	-	893	-
Change in fair value of interest rate swap	(54)	(32)	(118)	219
Non-GAAP income before income taxes	$8,665	$4,491	$13,939	$7,803

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

At July 31, 2021, our principal sources of liquidity were cash and equivalents totaling $136.5 million and net accounts receivable of $49.0 million. Our cash and equivalents consisted of current bank accounts, registered money market funds and time delineated deposits. Approximately 86% of our cash and equivalents were held in U.S. dollar denominated accounts as of July 31, 2021.

Our primary commercial banking relationship is with Bank of America and its global affiliates. Our largest cash concentrations are in the United States and Ireland. The percentage of cash and equivalents held outside of the United States was 65% and 58% as of July 31, 2021 and January 31, 2021, respectively. The majority of our cash and equivalents are held in investment accounts which are predominantly placed in money market mutual funds and government securities funds. The remaining cash and equivalents are held in deposit and saving accounts and certificates of deposit.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of our foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested.

As of the balance sheet date, the Company has no intention or plans to repatriate funds and believes it is appropriate to maintain the permanent reinvestment assertion for all of our foreign subsidiaries. In the future, should we decide to repatriate earnings, we would not expect to incur significant taxes; however, foreign withholding taxes, currency translation, state taxes and currency control laws must be considered.

The following table summarizes our cash flows for the six months ended July 31, 2021 and 2020:

	Six Months Ended July 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$21,365	$16,024
Net cash used in investing activities	(10,462)	(1,951)
Net cash used in financing activities	(16,570)	(9,127)
Effect of foreign exchange rates on cash and equivalents	(345)	(956)
Net (decrease) increase in cash and equivalents	$(6,012)	$3,990

Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period; the timing and amount of employee-related compensation payments, vendor payments and tax payments; and the timing and amount of billings and cash collections from our customers, which is our largest source of operating cash flow. Net cash flows provided by operating activities were $21.4 million and $16.0 million for the first six months of fiscal 2022 and 2021, respectively. The increase in cash flows from operating activities was due primarily to the positive cash flow effect of changes in other liabilities of $10.4 million related to higher accrued compensation expense, higher accrued professional fees and higher accrued travel expense partially offset by a higher net loss of $(4.1) million.

Net cash used in investing activities consisted primarily of acquisitions and capital expenditures. During the first quarter of fiscal 2022, we acquired FTZ Corp. in order to enhance our product offering in our global trade and transportation division. The total purchase price, excluding future earn-out payments, was $9.5 million, net of cash acquired of $3.5 million. Net cash used in investing activities included capital expenditures of $0.4 million and $1.3 million for the first six months of fiscal 2022 and 2021, respectively. The decrease in capital expenditures primarily relates to lower building improvements and computer equipment in the first six months of fiscal 2022 compared to the same period in the prior year. We continue to monitor our capital spending and do not believe we are delaying critical capital expenditures required to run our business.

Net cash used in financing activities consisted primarily of payments of withholding taxes on settlement of stock-based compensation and payment of dividends. In the first six months of fiscal 2022 and 2021, we paid employee payroll taxes of $13.3 million and $5.9 million, respectively, on vested restricted stock units, vested performance stock units and exercised stock appreciation rights. In the first six months of fiscal 2022 and 2021, we made dividend payments of $2.9 million.

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

DSO under the countback method was 46 and 49 days at July 31, 2021 and 2020, respectively. DSO using the average method, which is calculated utilizing the accounts receivable balance and earned revenue for the most recent quarter, was 52 days and 51 days as of July 31, 2021 and 2020, respectively.

In connection with our acquisition of Allocation Network GmbH in the fourth quarter of fiscal 2021, we entered into an agreement that included future payments over three years from the acquisition date that are contingent upon cloud bookings growth. The potential undiscounted amount of all future cash payments under the contingent consideration agreements is between zero and $10.2 million.

In connection with our acquisition of FTZ Corp. in the first quarter of fiscal 2022, we entered into an agreement that included future payments over three years from the acquisition date that are contingent upon cloud bookings growth. The potential undiscounted amount of all future cash payments under the contingent consideration agreements is between zero and $2.4 million. We signed a note payable for $2.4 million as part of the acquisition cost for FTZ Corp. The note is payable to the sellers of FTZ Corp. over four years with $0.6 million paid each year and accrues interest at 4%.

Cash requirements for items other than normal operating expenses are anticipated for capital expenditures and other equity transactions. We may require cash for acquisitions of new businesses, software products or technologies complementary to our business. We expect to use a significant amount of cash to pay for legal expenses, transaction costs and employee equity-related payments related to Thoma Bravo’s acquisition of QAD.  We believe we have enough cash on hand to pay for the liabilities arising because of this transaction.

We are continuing to monitor the impact of COVID-19 on our operating results and liquidity and believe the global pandemic could negatively impact operating results and liquidity throughout fiscal 2022.  We have previously implemented, and continue to maintain, cost savings measures in the areas of travel, personnel expense and discretionary spending.  We continue to monitor our costs and if needed, we will reduce costs further throughout fiscal 2022.  Because we have $136.5 million of cash and equivalents our only debt is the mortgage of our corporate headquarters of $12.1 million and a note payable for the FTZ Corp. acquisition of $2.4 million, we believe we are in a solid position to withstand possible negative impacts to our revenue, operating income and liquidity from COVID-19 in fiscal 2022.  We believe that our cash on hand and net cash provided by operating activities will provide us with sufficient resources to meet our current and long-term working capital requirements, debt service and other cash needs for at least the next twelve months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

CONTRACTUAL OBLIGATIONS

A summary of future obligations under our various contractual obligations and commitments as of January 31, 2021 was disclosed in our Annual Report on Form 10-K for the year ended January 31, 2021. On June 28, 2021, we entered into a definitive agreement to be acquired by Thoma Bravo (TB), a leading private equity investment firm focused on the software and technology-enabled services sector, in an all-cash transaction with an equity value of approximately $2 billion. Under the terms of the Merger Agreement, and subject to satisfaction of the conditions set forth therin, QAD shareholders will receive $87.50 per share of Class A Common Stock or Class B Common Stock. During the three and six months ended July 31, 2021 there have been no other material changes in our contractual obligations or commercial commitments outside the ordinary course of business.

Notes Payable

Effective May 30, 2012, QAD Ortega Hill, LLC, a consolidated entity of QAD Inc., entered into a variable rate credit agreement (the 2012 Mortgage) with Mechanics Bank (formerly Rabobank, N.A.), to refinance a pre-existing mortgage. The 2012 Mortgage has an original principal balance of $16.1 million and bears interest at the one month LIBOR rate plus 2.25%. One month LIBOR was 0.09% at July 31, 2021. The 2012 Mortgage matures in June 2022 and is secured by the Company’s headquarters located in Santa Barbara, California. In conjunction with the 2012 Mortgage, QAD Ortega Hill, LLC entered into an interest rate swap with Mechanics Bank. The swap agreement has an initial notional amount of $16.1 million and a schedule matching that of the underlying loan that synthetically fixes the interest rate on the debt at 4.31% for the entire term of the 2012 Mortgage. The terms of the 2012 Mortgage provide for QAD Ortega Hill, LLC to make net monthly payments of $88,100 consisting of principal and interest and one final payment of $11.7 million when the loan matures on June 1, 2022. The unpaid balance as of July 31, 2021 was $12.1 million.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Rates. We have operations in foreign locations around the world and we are exposed to risk resulting from fluctuations in foreign currency exchange rates. We have experienced significant foreign currency fluctuations during fiscal 2021 and the first six months of fiscal 2022 due primarily to the volatility of the euro and Mexican peso in relation to the U.S. dollar. However, while strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing revenues it also has the effect of reducing expenses denominated in currencies other than the U.S. dollar. These foreign currency exchange rate movements could create a foreign currency gain or loss that could be realized or unrealized for us. Unfavorable movements in foreign currency exchange rates between the U.S. dollar and other foreign currencies may have an adverse impact on our operations. We did not have any foreign currency forward or option contracts or other foreign currency denominated derivatives or other financial instruments open as of July 31, 2021.

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

For the six months ended July 31, 2021 and 2020, approximately 51% and 48%, respectively, of our revenue was generated in foreign currencies. We also incurred a significant portion of our expenses in currencies other than the U.S. dollar, approximately 36% and 34% for the six months ended July 31, 2021 and 2020, respectively. Based on a hypothetical 10% strengthening of the U.S. dollar against all foreign currencies, our revenue would be adversely affected by approximately 5% partially offset by a positive effect on our expenses of approximately 3%, and our operating income would be adversely affected by approximately 42%.

For the six months ended July 31, 2021 and 2020, foreign currency transaction and remeasurement losses (gains) totaled $(0.1) million and $0.6 million, respectively, and are included in “Other (income) expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. We performed a sensitivity analysis on the net U.S. dollar and euro-based monetary accounts subject to revaluation that are held by our international subsidiaries and on the non-functional currency assets, liabilities and intercompany balances that are remeasured into U.S. dollars. A hypothetical 10% adverse movement in all foreign currency exchange rates would result in foreign currency transaction and remeasurement losses of approximately $2.5 million.

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

Our interest rate swap is accounted for using mark-to-market accounting. Accordingly, changes in the fair value of the swap each reporting period are adjusted through earnings, subjecting us to non-cash volatility in our results of operations. We prepared a sensitivity analysis using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in levels of interest rates across the entire yield curve, with all other variables held constant. Based upon the results of this analysis a 10% adverse change in interest rates from the July 31, 2021 rates would cause less than a $0.1 million reduction in our results of operations. We believe it is prudent to hedge the expected volatility of the variable rate mortgage on our corporate headquarters. The swap fixes the interest rate on our mortgage to 4.31% over the entire term of the mortgage. Although the agreement allows us to prepay the loan and exit the agreement early, we have no intention of doing so. As a result, we will have non-cash adjustments through earnings each reporting period. However, over the term of the mortgage, the net impact of these mark-to-market adjustments on earnings will be zero.

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

Except as set forth below, the Company is not a party to any material legal proceedings. From time to time, QAD is party, either as plaintiff or defendant, to various other legal proceedings and claims which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not currently believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

On July 2, 2021, Nantahala Capital Partners II Limited Partnership commenced a putative class action against members of the Company’s Special Committee, the Company’s Chief Executive Officer, Pamela Lopker, Thoma Bravo, Project Quick Parent, LLC and Project Quick Merger Sub Inc., in the Court of Chancery of the State of Delaware captioned Nantahala Capital Partners II Limited Partnership v. QAD Inc., et al., Case No. 2021-0573-PAF.  The complaint claims that the Contribution and Exchange Agreement (pursuant to which and immediately prior to the time at which the Merger becomes effective, Pamela Lopker and certain entities affiliated with Ms. Lopker will contribute a percentage of shares in exchange for units in the post-close Company) and the Merger Agreement violate Article IV, Section 2.B(d) of QAD’s corporate charter, which provides that holders of Class A Common Stock receive per Share consideration no less favorable than that received by any holders of Class B Common Stock in any merger.  The complaint seeks (1) a declaration that Ms. Lopker and the individual director defendants breached QAD’s corporate charter and violated their fiduciary duties as well as declaring that Thoma Bravo aided and abetted such alleged breaches of fiduciary duty; (2) rescission and monetary damages in an amount to be determined at trial; (3) injunctive relief enjoining the closing of the Merger; and (4) an award of costs incurred by plaintiff in bringing the lawsuit, including reasonable attorneys’ and experts’ fees.

On July 16, 2021, the Court granted plaintiff’s motion to expedite proceedings and a hearing on plaintiff’s request for a preliminary injunction is scheduled for October 1, 2021. On August 16, 2021, Plaintiff filed a supplement to their complaint alleging that the Director Defendants and Ms. Lopker breached their fiduciary duties by disseminating a false, misleading, and materially incomplete Proxy, and that Thoma Bravo aided and abetted those breaches. Specifically, Plaintiff claims that the Proxy, issued on August 2, 2021, provides an inaccurate description of the events leading to the Merger and the consideration that Ms. Lopker will receive in the Merger. The Company believes the claims are without merit.  At this stage, it is not possible to predict the outcome of the proceedings in this Merger-related litigation or its impact on the Company or the Merger.

On August 5 and 6, 2021, purported shareholders of the Company filed two complaints in the District Court for the Southern District of New York, captioned Stein v. QAD Inc., et. al., 1:21-cv-06856 (the “Stein Complaint”) and Whitfield v. QAD Inc., et. al., 1:21-cv-06674 (the “Whitfield Complaint”). In addition, on September 2, 2021, a purported shareholder of the Company filed a complaint in the Eastern District of New York, captioned Parmar v. QAD Inc., et. al., 1:21-cv-04974 (with the Stein Complaint and the Whitfield complaint, collectively the “Actions”). The Actions name the Company and members of its board of directors as defendants. The Actions assert federal securities claims under Sections 14(a) and 20(a) of the Exchange Act and related provisions and, among other things, allege that defendants omitted material information from the proxy statement on Schedule 14A filed on August 2, 2021. The Actions seek, among other things, to enjoin or rescind the proposed transaction contemplated by the agreement with Thoma Bravo and request an award of attorneys’ and experts’ fees and damages.  The Company believes the Actions are without merit.  At this stage, it is not possible to predict the outcome of the Actions or their impact on the Company or the Merger.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors reported in Item 1A within the Company’s Annual Report on Form 10-K for the year ended January 31, 2021.

If the acquisition by Thoma Bravo is not completed, our business may be adversely affected and our share price may decline.

If the merger agreement with Thoma Bravo is not approved by the Company’s stockholders or if the merger is not completed for any other reasons, we could experience the following adverse effects: (i) the potential loss of value to the Company’s stockholders, including the reduction of the trading price of our common stock; (ii) the potential negative impact on the operations and prospects of the Company, including the risk of loss of key personnel and certain key members of senior management; and (iii) the market’s perception of the Company’s prospects could be adversely affected. Under certain circumstances, if the merger is not completed, the Company would also be required to pay Thoma Bravo a termination fee of $59,000,000.

During the pendency of the merger agreement with Thoma Bravo, we are subject to additional risks relating to our business.

The possible effects of the pendency or consummation of the transactions contemplated by the Merger Agreement include the effect of suits, actions or proceedings in respect of the merger agreement (see Part II, Item 1), the risk of any loss or change in the relationship of the Company and its subsidiaries with their respective employees, agents, customers and other business relationships (including deferred purchase decisions), and any possible effect on the Company’s ability to attract and retain key employees, including that certain key members of our senior management might choose not to remain employed with the Company prior to the completion of the merger.

The acquisition by Thoma Bravo may distract management of the Company from their other responsibilities.

The acquisition could cause the Company’s management to focus its time and energies on matters related to the acquisition that otherwise would be directed to the Company’s business and operations. Any such distraction on the part of management, if significant, could affect the ability of the Company to services existing business and develop new business and may adversely affect the Company’s financial condition and results from operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

2.1

Agreement and Plan of Merger, dated as of June 27, 2021, by and among QAD Inc., Project Quick Parent, LLC and Project Quick Merger Sub. Inc. (incorporated by reference to Exhibit 2.1 to the Registrants’ Form 8-K filed with the Securities and Exchange Commission on June 30, 2021)

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

QAD Inc.

(Registrant)

Date: September 9, 2021	By:	/s/ DANIEL LENDER
Daniel Lender
Executive Vice President, Chief Financial Officer
(Chief Financial Officer)

	By:	/s/ KARA BELLAMY
Kara Bellamy
Senior Vice President, Corporate Controller
(Chief Accounting Officer)